Form 10-K405
period 1997-12-31
APEX SILVER MINES LTD
filed 1998-03-31
CIK 1011509

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  (MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO

                        Commission file number 1-13627

                               ----------------

                           APEX SILVER MINES LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 CAYMAN ISLANDS, BRITISH WEST INDIES                 NOT APPLICABLE
      (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER

                                                   IDENTIFICATION NO.)
          CALEDONIAN HOUSE

      GROUND FLOOR, MARY STREET                      NOT APPLICABLE
      GEORGE TOWN, GRAND CAYMAN                        (ZIP CODE)
 CAYMAN ISLANDS, BRITISH WEST INDIES
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICE)

                                (303) 839-5060
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       Securities registered pursuant to Section 12(b) of the Act: None

         Title of each class                 Name of each exchange on which
  Ordinary Shares, $0.01 par value                     registered
                                                 American Stock Exchange

          Securities registered pursuant to Section 12(b) of the Act:

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $134,150,693 as of March 27, 1998.

  The number of shares of common stock outstanding as of March 27, 1998 was 19,348,076.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation A in connection with the 1998 Annual Meeting are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1: BUSINESS

GENERAL

  Apex Silver Mines Limited is engaged in the exploration and development of silver properties in South America, Central America and Central Asia. The Company has accumulated one of the largest, most diversified portfolios of silver exploration properties in the world. Since the Company was founded in 1993, it has acquired the rights to or gained control of approximately 120 non-producing silver and other mineral properties located in or near the traditional silver producing regions of Bolivia, Peru, Chile, Honduras, Mexico, Kyrgyzstan, Mongolia and Tajikistan. These acquisitions were premised on several factors, including (i) the low price of silver relative to the price of other precious metals, (ii) a perception that silver supply and demand fundamentals were stronger than the then-prevailing price of silver suggested, (iii) the general scarcity of attractive publicly-traded silver companies and (iv) the perception of negative sentiment within the traditional silver mining community. Exploration efforts since 1993 have successfully produced the Company's first development project, the San Cristobal project (the "San Cristobal Project") located in southern Bolivia, where regular and close spaced drilling and analysis have delineated substantial proven and probable reserves of silver, zinc and lead. In addition, exploration activities at the Company's other properties in Bolivia, Peru and Honduras indicate the presence of significant quantities of mineralized material containing silver and other metals. Unless otherwise indicated, all references to the "Company" include Apex Silver Mines Limited, its predecessor entities, and each of its direct and indirect subsidiaries or other entities in which Apex Silver Mines Limited has a direct or indirect equity or voting interest.

SAN CRISTOBAL STUDY

  A first phase feasibility study (the "San Cristobal Study") was completed in August of 1997 with respect to the San Cristobal Project, which is located in the San Cristobal district of the Potosi department in southern Bolivia, a region that has historically produced a significant portion of the world's silver supply. Proven and probable reserves at San Cristobal as determined by the San Cristobal Study contain in excess of 219 million ounces of silver, 1.8 million tonnes of zinc and 0.6 million tonnes of lead in 122.9 million tonnes of ore grading approximately 1.79 ounces of silver per tonne, 1.49 percent zinc and 0.51 percent lead. At and near the San Cristobal Project, several deposits contain an additional 57.1 million tonnes of mineralized material, comprised of 43.3 million tonnes of mineralized material with average grades of 1.28 ounces of silver per tonne and 1.10 percent of zinc and 0.34 percent of lead and 13.8 million tonnes of mineralized material at an average grade of
4.21 ounces of silver per tonne. The full dimensions of the mineral deposits at the San Cristobal Project have not yet been determined; mineralized material extends outward from the identified ore body in most directions as well as to depths below 200 meters. The reserve estimates are limited by the current extent of the Company's program of closely spaced drilling analysis. The Company will be conducting an ongoing exploration program in order to fully delineate the mineralized zones.

  The San Cristobal Study was prepared for the Company by Kvaerner Metals, Davy Nonferrous Division ("Davy"), an international engineering, procurement, construction and management firm. Davy was also retained by the Company to confirm independently the reliability of the Company's drilling, sampling, and assaying procedures at the San Cristobal Project.

  All aspects of this confirmatory process were controlled by Davy, including
(i) the number of test holes required (four), site selection and drilling of the four reverse circulation drill holes parallel to holes previously drilled by the Company; (ii) sample collection, preparation and transportation; and
(iii) assay analysis. Davy's work confirmed results reported by the Company. Behre Dolbear & Company Inc. ("Behre Dolbear"), a geological and mining consulting firm, conducted a technical audit of and confirmed, within the accuracy of plus or minus 25 to 30 percent, the work undertaken by Davy and the other independent technical specialists who contributed to the San Cristobal Study. The San Cristobal Study concluded with an economic assessment of the identified mineral deposits.

  Based on the San Cristobal Study, the San Cristobal Project, as currently delineated, is forecast to produce an average of 14 million ounces of silver, 132,700 tonnes of zinc and 39,500 tonnes of lead per year over the anticipated 11.5 year life of the project. The San Cristobal Project is expected to consist of two large scale, open pit mining operations using conventional mining and processing technologies capable of producing and processing an aggregate 30,000 tonnes per day ("tpd") of ore. The stripping ratio for open pit operations is 1.66 tonnes of waste for each tonne of ore. The average cash production cost over the life of the San Cristobal Project is forecast to be $2.66 per silver equivalent ounce. Capital expenditures are estimated to total $327 million for pre-production development and construction to complete the San Cristobal Project. Based on the favorable results of the San Cristobal Study, the Company is targeting the completion of a final feasibility study of the San Cristobal Project by early 1999 with a goal of securing committed financing shortly thereafter. Subject to the completion of a final feasibility study, the Company anticipates beginning construction at the San Cristobal Project as soon as committed financing is secured in early 1999, with silver, zinc and lead production commencing in early 2001.

  The Company estimates that its San Cristobal district properties may contain some of the largest known open pit silver, zinc and lead deposits in the world. Based on the general geology of the San Cristobal district, the drilling and analysis performed for the San Cristobal Study, and the amount of mineralized material identified to date, the Company expects that the San Cristobal Project could be extended in life and/or increased in scale.

OTHER PROPERTIES

  The Company is currently evaluating three other advanced-stage exploration properties: the Cobrizos silver-copper property located 12 kilometers north of San Cristobal, the El Ocote silver property in southwestern Honduras, and the San Juan de Lucanas silver and gold property in southern Peru. At Cobrizos, drilling by the Company has identified mineralized material which is included in San Cristobal's overall inventory of mineralized material. At the El Ocote property, the Company has completed a conceptual engineering study in order to determine the feasibility of bringing the property into production. Based on the results of this study, the Company is planning a comprehensive metallurgical sampling and test program. Upon completion of the registration of its ownership of the San Juan de Lucanas property, the Company will conduct a focused exploration and evaluation program to establish and develop reserves by, among other things, drilling targets identified by previous exploration activities.

  The Company controls a portfolio of silver properties covering more than two million acres of mineral rights in eight countries. The Company has conducted limited drilling and sampling at some of these other exploration properties and anticipates that certain of these properties may contain significant silver mineralization.

BUSINESS STRATEGY

  The Company is one of a limited number of mining companies with a primary focus on silver exploration, development and production. The Company's business strategy is to capitalize on its sizeable reserve and mineralized material base in order to achieve long-term profitable growth and enhance shareholder value. The principal elements of the Company's business strategy are as follows: (i) to complete a final feasibility study of a large scale open pit mining operation at the San Cristobal Project; (ii) to secure the financing required to develop the San Cristobal Project; (iii) to proceed to develop the San Cristobal Project into a large scale open pit mining operation; (iv) to continue exploration and evaluation activities at the Cobrizos property in southern Bolivia, the El Ocote property in southwestern Honduras, and the San Juan de Lucanas property in southern Peru; (v) to evaluate other properties in the Company's portfolio of silver exploration properties, focusing the Company's exploration and development efforts on those properties which are most likely to contain significant silver mineralization and divesting itself of those properties that are not of continuing interest to the Company; and (vi) to identify and acquire additional mining and mineral properties that the Company believes contain significant amounts of silver or have exploration potential.

  The Company believes that its expanding international portfolio of development and exploration properties position it to take advantage of future increases in demand for silver and certain co-occurring minerals, such as zinc, lead, copper and gold.

BACKGROUND

  Beginning in 1993, the Company and its founders embarked on a program of acquiring silver exploration properties throughout the world. As a consequence of a prolonged depressed price for silver, which culminated in a low of $3.56 per ounce in 1993, many marginal silver producers around the world were forced to scale back, and in some cases shut down, their silver mining operations. The resultant mine closures, bankruptcies and low prices contributed to a generally depressed market for silver mining properties around the world. Competition for the purchase of silver properties was further dampened by the fact that many of the silver mining companies that maintained operations became less aggressive in their search for new silver properties and/or attempted to diversify into other metals in order to mitigate their exposure to low silver prices. Negative sentiment among silver producers was reflected in reduced exploration expenditures. The Company's founders believed that these market conditions provided the Company with compelling opportunities to purchase silver exploration properties at attractive prices. Since the inception in 1993, the Company has acquired a portfolio of silver properties covering approximately two million acres in eight countries.

  While this "bear market" psychology resulted in a soft market for silver properties, the Company believed that the fundamental outlook for silver was improving. The trend of large annual surpluses in silver supply relative to demand, which had peaked in the early 1980s, began to reverse by the early 1990s, when rising industrial demand for silver, combined with declining production profiles, caused substantial supply deficits. The Company believed that the disequilibrium in supply and demand suggested that the "bear market" in silver was nearing an end. Encouraged by what it considered a discrepancy between market perceptions and improving fundamentals, the Company embarked on a program of acquiring silver exploration properties globally and recruiting a professional management team with a proven track record of developing and operating mining properties worldwide.

  The Company believes that it has successfully achieved the objectives of its initial acquisition program by assembling a portfolio comprised of approximately 120 non-producing silver and other mineral properties located in or near traditional silver mining regions of South America, Central America and Central Asia. Moreover, the Company has recruited an experienced management team with significant experience in the identification, exploration and development of mineral properties, as well as the construction and operation of large-scale mining projects.

DIVERSIFIED PORTFOLIO OF SILVER PROPERTIES

  The Company's current property portfolio is diversified not only in terms of property location, but also in terms of stages of evaluation. The Company's development, advanced exploration and other exploration stage mineral properties are located primarily in or near traditional silver producing regions in South America, Central America and Central Asia. These properties include substantial holdings throughout southern Bolivia, northern Chile, southwestern Honduras, southern Peru, and the Zacatecas district of Mexico, as well as significant mineral concessions in Kyrgyzstan, Mongolia and Tajikistan. Initial analyses of several of the Company's early-stage exploration properties indicate the presence of sufficient silver mineralization to warrant additional exploration and evaluation in order to determine the potential for future development. Notwithstanding its primary focus on silver, the Company intends to exploit, where economically feasible, co-occurring minerals, such as zinc, lead, copper and gold, at its mineral properties.

CORPORATE HISTORY AND STRUCTURE

  Beginning in 1993, the Company and its founders embarked on a program of acquiring silver exploration properties throughout the world. In December of 1994, in connection with an investment by Silver Holdings LDC ("Silver Holdings"), the Company reorganized as a Cayman Islands holding company with subsidiaries based on regional operations. Following this reorganization and new investment, Apex Silver Mines LDC ("Apex LDC") accelerated its program of acquiring silver exploration properties. In March of 1996, in connection with the issuance of 4,256,700 ordinary shares, par value $0.01 per share, ("Ordinary Shares"), in a private placement transaction (the "Private Placement") Apex Silver Mines Limited was organized. The Private Placement, which was completed as of August 6, 1996, raised gross proceeds of $34.1 million for an approximately 21 percent interest (on a fully diluted basis) in the Company.

  As an "exempted" company under the laws of the Cayman Islands, Apex Silver Mines Limited may not carry on business in the Cayman Islands, except in furtherance of the business of Apex Silver Mines Limited carried on outside the Cayman Islands. Substantially all of Apex Silver Mines Limited's assets consist of shares of Apex LDC. As of December 31, 1997, Apex Silver Mines Limited owned 73 percent of the outstanding share capital of Apex LDC. The minority shareholders of Apex LDC, (the "Minority Shareholders") are entitled to sell their shares of Apex LDC to Apex Silver Mines Limited for, at Apex Silver Mines Limited's sole option, Ordinary Shares on a one-for-one basis, cash, or a combination of cash and Ordinary Shares. Apex Silver Mines Limited currently expects that any future purchases by Apex Silver Mines Limited of shares of Apex LDC from the Minority Shareholders will involve only an exchange of Ordinary Shares. Any such transactions will not affect the beneficial and economic interest in Apex LDC attributable to shareholders of Apex Silver Mines Limited. As of December 31, 1997, the Company has approximately 19,124,916 Ordinary Shares outstanding and approximately 7,077,007 Ordinary Shares reserved for issuance for approximately 7,077,007 shares of Apex LDC owned by the Minority Shareholders.

  Apex LDC, and hence the Company, conducts its business primarily through a series of directly and indirectly owned subsidiaries. The Company has contracted with Apex Silver Mines Corporation, ("Apex Corporation"), a wholly-owned subsidiary of Apex LDC, for certain management services. Apex Corporation's office is located in Denver, Colorado. These subsidiaries are comprised of the following: (i) Andean Silver Corporation LDC ("Andean"), which is indirectly engaged in exploration and development activities in South America; (ii) Apex Asia LDC ("Apex Asia"), which is engaged, directly and indirectly, in exploration activities in Asia; (iii) Apex Corporation, which serves as the principal management services provider to the Company pursuant to the terms of a Management Services Agreement executed in connection with Apex Corporation's formation in the fall of 1996; (iv) Minera de Cordilleras (Honduras), S. de R.L. ("Cordilleras Honduras"), which is engaged in exploration and development activities in Honduras; (v) Cordilleras Silver Mines Ltd. ("Cordilleras Bahamas"), which is indirectly engaged in exploration and development activities in Honduras; and (vi) Compania Minerales de Zacatecas, S. de R.L. de C.V. ("CMZ"), which is indirectly engaged in exploration activities in Mexico.

  Apex LDC is the sole beneficial owner of Andean, with a 99 percent interest; the remaining one percent interest is held by Apex Partners LDC ("Apex Partners"), which is wholly beneficially owned by Apex LDC. ASC Bolivia LDC ("ASC Bolivia") is 100 percent owned by Andean. Apex LDC is the sole beneficial owner of ASC Peru LDC ("ASC Peru"); Andean holds a 99 percent interest in ASC Peru, and ASC Partners LDC ("ASC Partners"), which is wholly and beneficially owned by Apex LDC, holds the remaining one percent interest. The Company anticipates that individual properties will be contributed to new special purpose holding companies prior to the commencement of production at such properties. The formation of such additional subsidiaries will not involve any dilution to the Company's beneficial ownership of the underlying properties.

  Apex Asia, which is wholly beneficially owned by Apex LDC, has formed joint venture entities to own or otherwise hold interests in silver resource properties in Kyrgyzstan and Mongolia, and is in the process of doing so in Tajikistan. In Kyrgyzstan, Apex Asia holds a 50 percent interest in " "JSC' Kumushtak" ("Kumushtak Mining"). The remaining 50 percent interest in Kumushtak Mining is held by the North Kyrgyz Geological Expedition, a government mining enterprise which operates in the Kumushtak region in northwestern Kyrgyzstan. Apex Asia owns 99 percent of Kumushtak Management Company; Apex Partners holds the remaining one percent. In Mongolia, Apex Asia has organized "Asgatmongu' Company, Ltd. ("Asgat Mining"). Apex Asia holds approximately one half of the total interests in Asgat Mining and has appointed the chairman and one other individual of Asgat Mining's four member board of managers. Mongolrostvetmet, a joint association owned by the government of Mongolia and Zarubeshvetmet, a recently privatized company organized under the laws of the Russian Federation, holds the remaining interest in Asgat Mining. In Tajikistan, Apex Asia has entered into an agreement with the Adrasman Mining Venture ("Adrasman Mining"), an agency of the government of Tajikistan, to form "Kanimansur Ltd." Joint Mining Venture ("Kanimansur Mining"). Kanimansur Mining will be 49 percent owned by Apex Asia.

  In Mexico, CMZ serves as the holding company for Minera Largo, S. de R.L. de C.V. ("Largo"), Metalurgica Barones, S. de R.L. de C.V. ("Barones") and Minera de Cordilleras, S. de R.L. de C.V.

("Cordilleras Mexico"). Apex LDC is the sole beneficial owner of CMZ, with a 99 percent interest; Apex Partners holds the remaining one percent interest. Apex LDC is the sole beneficial owner of Cordilleras Mexico; CMZ holds a 99 percent interest and Apex Partners holds the remaining one percent interest. Barones and Largo are each owned 75 percent by CMZ and 25 percent by Minera Dolore Anguatias y Anexas, S.A. de C.V., an unaffiliated Mexican company.

  Apex LDC is the sole owner of each of Cordilleras Bahamas and Apex Corporation. Apex LDC is the sole beneficial owner of Cordilleras Silver Mines (Cayman) LDC with a 20 percent interest; the remaining 80 percent interest is held by Cordilleras Bahamas. Apex LDC is the sole beneficial owner of Cordilleras Honduras, with a 99 percent interest; the remaining one percent interest is held by Apex Partners.

GEOLOGY AND RESERVES OF THE SAN CRISTOBAL PROJECT

  The San Cristobal Project occupies the central portion of a depression associated with a Miocene Age volcanism. The 4-km-diameter depression subsequently filled with fine to coarse grained volcaniclastic sedimentary rocks (shale, conglomerate, sandstone, landslide, debris, talus, etc.) In the late Miocene period, after sedimentation had nearly filled the depression, a series of dacite and andesite porphyry sills and domes intruded into the volcaniclastics. Disseminated and stockwork silver-lead-zinc mineralization formed locally both within the volcaniclastics and in the intrusions themselves. The disseminated mineralization has not been mined in the past except for some areas of the Toldos mine. Previous workings were only on mineralized veins. ASC Bolivia studies indicate the presence of at least 15 domes, all located in close proximity to one another. Most of the mineralized domes are hydrothermally altered. As of December 31, 1997, nine of the domes have been drilled by ASC Bolivia with drilling conducted in sufficient detail to allow estimates of proven and probable reserves at the Tesorera and Jayula domes and additional mineralized material at Tesorera, Jayula, Animas, and Toldos domes. ASC Bolivia currently controls the mineral rights to all of these domes.

  The two largest identified areas of mineralization, the Jayula and Tesorera deposits, are identified separately below. ASC Bolivia intends to analyze these and other areas in conjunction with the overall exploration and development plans for the San Cristobal Project.

JAYULA

  The Jayula deposit consists of a dacite porphyry sill intruded into volcaniclastics that filled the depression. Both the dacite intrusion and the adjacent sediments have been cut by numerous narrow veins and veinlets, forming a mineralized stockwork over large areas. Mineralization in the stockwork consists of iron oxides, clays, galena, barite, sphalerite, pyrite, tetrahedrite, and acanthite. Veins and veinlets are most common in the dacite sill, near its contact with the sedimentary rocks. Within the volcaniclastic rock themselves, and locally within the intrusive sill, is a second form of mineralization, characterized by disseminated galena, sphalerite, and acanthite. This disseminated mineralization is predominately confined to coarser grained sedimentary beds, usually conglomerates and coarse sandstones. As the extent of ore grade mineralization is confined to the limits of the beds of coarse-grained units, the mineral zones within the sediments are both stratiform and strata-bound, forming gently dipping tubular bodies of mineralization which parallel the bedding of the sediments.

  Oxidation of the mineralized zone in the Jayula deposit has occurred to a depth averaging 40 meters. In this oxide zone, zinc has been nearly completely leached out; silver values, however, are greatly enhanced due to secondary enrichment processes. In the oxide zone, the dominant minerals are iron oxides, clays, native silver, and secondary acanthite.

  Based on the assay results of samples taken from old small-scale underground workings, surface exposures, and seven diamond core and 50 reverse circulation drill ("RC") holes drilled by ASC Bolivia, ASC Bolivia believes that the dacite porphyry intrusion hosts approximately 80 to 90 percent of the mineralization identified at Jayula, with the volcaniclastics hosting the remainder. The mineralized zone at Jayula covers an area no less than 500 meters by 600 meters on the surface, and ore grade mineralization extends to at least 200 meters below the surface. As of December 31, 1997, of the 57 holes drilled at Jayula, approximately one-half had ore-grade mineralization at their lowest depth. The mineralized zone has not been fully delineated by the drilling, with ore grade mineralization over significant widths being found at the southeast, west, and northwest perimeters of the drilled area and at depth. The exploration program has delineated the boundaries of the deposit only at the northeast corner of the deposit.

TESORERA

  The Tesorera deposit is 1,300 meters southwest of the Jayula deposit, and both appear to be part of the same large mineralized system. The geology and mineralization at Tesorera are nearly identical to Jayula. At Tesorera, the west side of the deposit consists of a dacite porphyry sill intruded into the volcaniclastic sediments, and, as at Jayula, disseminated mineralization occurs within certain coarse-grained sedimentary beds and in the intrusion itself. This mineralization is similarly strata-bound and stratiform, forming several subparallel, gently dipping horizons parallel to the bedding of the volcaniclastics. The mineralogy is identical to that at Jayula, consisting of pyrite, iron oxides, barite, clays, galena, sphalerite, tetrahedrite, and acanthite.

  Oxidation has affected the Tesorera deposit to a greater depth than at the nearby Jayula deposit, typically extending to a depth of 75 meters. The oxide zone mineralogy of Tesorera, like that at Jayula, is dominated by iron oxides, clays, native silver, and secondary acanthite.

  As of December 31, 1997, the Tesorera deposit has been drilled by 139 RC and ten diamond core holes. The assays indicate that the mineralization is present over an area of 950 meters by 450 meters. As at Jayula, the deposit is open to depth and in three directions, but it is closed to the west, as the dacite intrusion appears to have received minimal mineralization. Approximately 40 percent of the holes had ore-grade mineralization at their lowest depth, which was usually in excess of 200 meters below the surface.

DRILLING PROGRAM

  ASC Bolivia has been engaged in a comprehensive delineation and in-fill drilling program at the San Cristobal Project since October 1996. This program was designed to substantiate initial positive drill results at several of the numerous intrusive dacite or breccia domes located in the district and has concentrated on the Tesorera, Jayula, and Animas mineralized dome complexes. As of December 31, 1997, ASC Bolivia has drilled 278 RC drill holes and 17 diamond core holes for a total of 64,554 meters of RC drilling and 4,752 meters of diamond core drilling at the San Cristobal Project. These drill holes were generally spaced at intervals from 25 up to 150 meters. Although this drilling is sufficient to establish the presence of proven and probable ore reserves at the Tesorera and Jayula deposits, drilling has been too widely spaced to establish proven and probable reserves at the Animas deposit. The following table summarizes the drilling activities at San Cristobal.

                                    DIAMOND DRILL HOLES       RC DRILL HOLES
                                  ----------------------- ----------------------
                                  NO. OF AVG.             NO. OF AVG.
                                  HOLES  DEPTH  SPACING   HOLES  DEPTH  SPACING
                                  ------ ----- ---------- ------ ----- ---------
Dome Complex
  Jayula.........................    7   250m  100 - 150m   50   225m  60 - 150m
  Tesorera.......................   10   250m   50 - 150m  139   225m  25 -  70m
  Animas.........................    0    --       --       33   200m  40 - 120m
                                   ---                     ---
    Subtotal.....................   17    --       --      222    --      --
Surrounding Anomalies............    0    NA       NA       56   250m   random
                                   ---                     ---
    Total Drilling...............   17                     278
                                   ===                     ===

MINEABLE RESERVES

  Proven and probable reserve estimates were based on regularly spaced drilling at the Tesorera and Jayula domes as discussed above. Proven and probable reserves were calculated using an equivalent per tonne combined value cut-off grade of $4.18 for in-pit and $6.34 for pit limit design, and market price assumptions of $5.00 per ounce of silver, $0.55 per pound of zinc, and $0.30 per pound of lead. Proven and probable reserves include an average recovery of 75.5 percent for silver,
78.0 percent for zinc and 73.3 percent for lead. The ore reserve estimation method used was kriging. The following tables set forth the Company's proven and probable reserves of silver, zinc and lead at the San Cristobal Project, as indicated by the drilling completed to date. The proven and probable reserves and mineralized material have been determined by Mine Reserves Associates Inc. ("MRA"), independent consultants working as members of the first phase feasibility consultants' team. Confirmation of the reserves and mineralized material was also conducted by another independent consulting firm, Pincock, Allen & Holt ("PAH") which developed an independent resource grade model using a common data set that checked closely with the reserve estimates. Davy and, separately, Behre Dolbear acting as technical auditor, reviewed the reserve estimates and confirmed the results reported below within the accuracy of the San Cristobal Study.

                            PROVEN AND PROBABLE RESERVES--SAN CRISTOBAL PROJECT
                           -----------------------------------------------------
                                        AVERAGE GRADE        CONTAINED METALS
                                   ----------------------- ---------------------
                           TONNES    SILVER    ZINC  LEAD  SILVER   ZINC   LEAD
                           OF ORE     GRADE    GRADE GRADE OUNCES  TONNES TONNES
                           (000S)  (OZ./TONNE)  (%)   (%)  (000S)  (000S) (000S)
                           ------- ----------- ----- ----- ------- ------ ------
Tesorera..................  42,113    1.88     2.00  0.67   79,384   842   282
Jayula....................  80,778    1.73     1.23  0.43  140,088   994   347
                           -------    ----     ----  ----  ------- -----   ---
  Total................... 122,891    1.79     1.49  0.51  219,472 1,836   629
                           =======    ====     ====  ====  ======= =====   ===

  Stripping ratio for the above combined open-pit operations is 1.66 tonnes of waste for each tonne or ore.

ADDITIONAL MINERALIZED MATERIAL

  The following table sets forth the Company's estimates of the silver, zinc and lead mineralized material contained in its property portfolio. Mineralized material is that part of mineral deposits (i) for which tonnage and grade are computed (a) partly from specific measurements, samples or production data compiled from appropriately spaced assays of outcrops, trenches, underground workings or drill holes and (b) partly from projections based on geological evidence, and (ii) that have not been measured and sampled with sufficient confidence to determine that the identified deposit can be economically and legally extracted at the time of such determination. The mineralized material estimates were determined by MRA for the Tesorera and Jayula deposits, and by the Company with respect to the other deposits. In the case of the Cobrizos deposit, the mineralized material estimates were verified by MRA.

  In the case of the El Ocote deposit, the mineralized material estimates were developed by the Company and reviewed by Behre Dolbear.

                                                      MINERALIZED MATERIAL
                                                         AVERAGE GRADE
                                                --------------------------------
                                                    SILVER
                                  TONNES (000S) (OUNCES/TONNE) ZINC (%) LEAD (%)
                                  ------------- -------------- -------- --------
San Cristobal Project
  Tesorera deposit...............     2,611          0.77        1.37     0.37
  Jayula deposit.................    32,122          1.22        0.91     0.22
  Animas deposit.................     8,600          1.67        1.71     0.76
  Toldos deposit.................     3,000          3.86         --       --
  Cobrizos deposit...............    10,800          4.31         --       --
El Ocote deposit.................     2,100          9.90         --       --

RISK FACTORS

  As the Company moves from its organizational phase to its advanced exploration and development phase, several risk factors have become evident and need to be addressed on an on-going basis.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

  The Company, incorporated in the Cayman Islands in March of 1996, is the successor to the mineral property acquisition, exploration and development activities conducted by its affiliates since 1993. The Company has incurred losses since its inception, and expects to incur additional losses for at least the next four years. As of December 31, 1997, the Company had an accumulated deficit of $28,782,621.

RESERVE AND OTHER MINERALIZATION ESTIMATES

  The reserves and other mineralization figures presented herein, unless otherwise indicated, are based on estimates of contained silver and other metals made by independent geologists and/or the Company's personnel. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling which may prove unreliable. There can be no assurance that such estimates will be accurate, or that indicated reserves or mineralization could be profitably exploited. Since production has not yet commenced on any of the Company's properties, reserves and other mineralization estimates for these properties may require adjustments or downward revisions based on actual production experience. Any material reductions in estimates of the Company's reserves and other mineralization, or of the Company's ability to extract such reserves or mineralization, could have a material adverse effect on the results of operations and financial condition of the Company.

  The Company has completed a first phase feasibility study with respect to a portion of only one of its properties, the San Cristobal Project. Accordingly, the Company has not established the presence of any proven or probable reserves at any of its other mineral properties. Although conceptual studies have been prepared with respect to the Company's El Ocote and San Juan de Lucanas exploration properties by independent parties using data and assumptions provided by the Company, these studies involve assumptions and projections based on a level of data insufficient to establish the presence of proven or probable reserves. There can be no assurance that subsequent testing or future feasibility studies will establish additional reserves at the Company's properties. The failure to so establish additional reserves could restrict the Company's ability to successfully implement its strategies for long term growth.

  In addition, there can be no assurance that the proven or probable reserves set forth in the San Cristobal Study will actually be able to be mined and processed profitably, if at all. The San Cristobal Study is based on many assumptions, any, some, or all of which may prove to be inaccurate. The failure of any such assumptions to prove accurate may alter the conclusions of the San Cristobal Study and may have a material adverse effect on the Company. In addition, the economics of mining at San Cristobal are based on (i) bench scale metallurgical testing of drill samples from the property to estimate extraction yields of silver and other metals, (ii) estimates of the cost of creating and operating the necessary mine process infrastructure and transport facilities to profitably extract the minerals at the property and (iii) estimates of the market price of silver, zinc and lead. Such estimates can be highly inaccurate. There can be no assurance that the Company will achieve the anticipated extraction rates or operating costs, or create the necessary facilities within the budgets, proposed by the San Cristobal Study.

SAN CRISTOBAL PROJECT RISKS

  In addition to the other risk factors, the San Cristobal Project involves the following risks:

  The proximity of the town of San Cristobal may adversely affect the Company's ability to efficiently mine the San Cristobal Project. The Company expects to seek to relocate the local population of approximately 350. There can be no assurance that the Company will be able to develop an amicable and economically feasible relocation program within the time period anticipated by the Company's development plans.

  Although the Company anticipates that the development of the San Cristobal Project will be successfully completed and that the resulting operations will commence production by early 2001, no assurance can be given that the development of the San Cristobal Project will be completed on a timely basis, that the operations will achieve the anticipated production capacity or that the construction costs or ongoing operating costs associated with the development of the San Cristobal Project will not be higher than anticipated. The construction of expanded mining operations involves a number of uncertainties, including factors beyond the Company's control. Failure to obtain necessary project financing or to complete the development of the San Cristobal Project on a timely basis or unexpected cost increases could have a material adverse effect on future results of operations and financial condition of the Company. If the capital expenditures required to complete the development of the San Cristobal Project are significantly higher than expected, there is no assurance that the Company's capital resources would be sufficient to cover such costs or that the Company would be able to obtain alternative sources of financing to cover such costs.

NO PRODUCTION HISTORY

  The Company has no history of silver production. The Company's strategy to develop its economically feasible properties will require the construction or rehabilitation and operation of mines, processing plants and related infrastructure. As a result, the Company is subject to all of the risks inherent in the establishment of new mining operations and business enterprises. There can be no assurance that the Company will successfully establish mining operations or profitably produce silver or other metals at any of its properties.

MANAGEMENT OF GROWTH

  The Company anticipates that as its mineral properties are brought into production and as it acquires additional mineral rights, it will experience significant growth in its operations. This growth is expected to create new responsibilities for management personnel, as well as added demands on the Company's operating and financial systems. There can be no assurance that the Company will be successful in meeting such demands and managing its anticipated growth. The Company's growth is dependent, in part, on the continued identification and acquisition of additional mineral rights. There can be no assurance that the Company will be successful in acquiring additional mineral rights.

VOLATILITY OF METALS PRICES; HEDGING ACTIVITIES

  The profitability of the Company and its long-term viability are dependent in large part on the market price of silver and other metals, including zinc and lead. The market prices for such metals are volatile and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, currency exchange fluctuations, global or regional consumption patterns, supply of and demand for silver and the other metals, political and economic conditions and production and transportation costs. The aggregate effect of these factors is impossible for the Company to predict and could have a material adverse effect on the Company and the results of its operations.

  Certain mining operations, including the San Cristobal Project, may be dependent upon anticipated proceeds from the production of secondary metals and a decline in the price of any metals extracted by the Company could materially adversely affect the profitability of the Company. If the market price for these metals falls below the Company's production costs and remains at such level for any sustained period, the Company will experience additional losses and may determine to discontinue the development of a project or mining at one or more of its properties.

  The Company currently does not hedge against commodity and base metals price risks. However, the Company anticipates that as its mineral properties are brought into production and it begins to derive revenue from the production, sale and exchange of commodity and base metals, the Company may utilize various price hedging techniques to lock in forward delivery prices on a portion of its production, and thereby mitigate some of the risks associated with fluctuations in the prices of the metals it produces. The Company may also engage in hedging activities to hedge the risk of exposure to currency fluctuations as a result of its operations in several foreign countries. There can be no assurance that the use of hedging techniques will always benefit the Company. For example, there is the possibility that the Company will lock in forward deliveries at prices lower than the market price at the time of delivery. Such an event would negatively affect the Company's revenues and profits.

EXPLORATION AND DEVELOPMENT RISKS

  The degree of profitability of the Company's operations will be affected by the costs and results of its continued exploration and development programs. The Company is seeking to expand its reserves through a broad program of exploration and development, including ongoing development activities at the San Cristobal Project. Mineral exploration is highly speculative in nature, involves many risks, and frequently is non-productive. There can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it usually takes a number of years from the initial phases of exploration until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metal content and metallurgical processes to extract such metal from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company's exploration programs will result in the establishment of new ore reserves.

  None of the Company's mineral properties have an operating history upon which estimates of future cash operating costs may be based. Estimates of reserves and cash operating costs, particularly for development projects, to a large extent, are based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of silver and other metals from the ore, comparable facility and equipment operating costs, anticipated climatic conditions, and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from those currently estimated by the Company. It is not unusual in new mining operations to experience unexpected problems during the start-up phase.

  There are a number of uncertainties inherent in any development program, including the location and dimensions of a deposit, metal content, development of appropriate metallurgical processes, receipt of necessary governmental permits and the construction of mining and processing facilities.

  The costs involved in building or upgrading all necessary power, water or transportation facilities at any given property may be considerable, particularly in light of the frequently remote locations of the Company's properties. The development of many of the Company's properties will require the creation of extensive infrastructure in order to commence production at such sites. No assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that the funds required for development can be obtained at all, or on a timely basis. Accordingly, there can be no assurance that the Company's future development activities or exploration efforts will result in profitable mineral production.

TITLE TO MINERAL PROPERTIES

  Although it is the Company's policy to seek to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which it has a material interest, there is no guarantee that title to its properties will not be challenged or impugned. Title insurance generally is not available, and the Company's ability to ensure that it has obtained secure claim to individual mineral properties or mining concessions may be severely constrained. The Company has not conducted surveys of all of the claims in which it holds direct or indirect interests and, therefore, the precise area and location of such claims may be in doubt. Accordingly, the Company's mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, the Company may not be able to operate its properties as permitted, or to enforce its rights with respect to such properties.

  The Company's rights to certain of its mineral properties, including certain of its principal properties at the San Cristobal Project, derive from leaseholds or purchase option agreements which require the payment of rent or other installment fees. In the event the Company fails to make such payments with respect to any of its mineral properties on the relevant due date, the Company's rights to any such property may lapse. There can be no assurance that the Company will, or will be able to, effect all such payments by the requisite payment dates. In addition, certain of the Company's contracts with respect to its mineral properties mandate development or production schedules. There can be no assurance that the Company will be able to meet any or all of such development or production schedules. In addition, the Company's ability to transfer or sell its rights to certain mineral properties may require governmental approvals or third party consents, which may not be granted.

  The Company's title to, and control over its San Juan de Lucanas property in Peru has been contested by certain employee creditors of the prior operator of the property. During the last three years, parts of the property have been physically controlled by individuals challenging the Company's ownership. There can be no assurance that the Company will prevail in its attempt to register title to the property.

MINING RISKS AND INSURANCE

  The business of mining is generally subject to a number of risks and hazards, including adverse environmental effects, industrial accidents, labor disputes, technical difficulties posed by unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks can result in damage to and destruction of, mineral properties or producing facilities, as well as personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although the Company maintains, and intends to continue to maintain, insurance with respect to its operations and mineral properties within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential liability for pollution or other disturbances resulting from mining exploration and production) is not generally available to the Company.

FOREIGN OPERATIONS

  The Company currently conducts exploration activities in countries with developing economies, including Bolivia, Chile, Honduras, Mexico and Peru in Latin America, and Kyrgyzstan, Mongolia and Tajikistan in Central Asia. Each of these countries has experienced recently, or is experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to, terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

  All commercial production and mineral exploration and development by the Company will be subject to foreign laws and regulations controlling not only the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. These laws and regulations are comprehensive and deal with matters such as air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially adversely affect the Company's future operations or may cause material changes or delays in the Company's intended activities.

  The Company's preliminary analysis of the existing mining activities conducted by the current owner and operator of the Toldos mine at the San Cristobal Project indicates that low-level effluents from the site may be draining into a seasonal stream which flows into the Rio Grande and, ultimately, into the Salar de Uyuni, a salt lake to the north of the San Cristobal Project. Pursuant to the recently enacted Bolivian mining code, mining companies are not liable for identified pre-existing conditions. The Company expects to improve the environmental situation which may currently exist at the site. The Company does not expect any such remediation program to have a material adverse effect on the Company's proposed operations at the San Cristobal Project.

  Environmental conditions may exist on other mineral properties currently owned or controlled by the Company which are unknown to the Company at present and which have been caused by previous or existing owners or operators of the properties. The Company has not sought an environmental analysis at any of its mineral properties, nor has it conducted a comprehensive review of the environmental laws and regulations applicable to it in each of the various jurisdictions in which it owns or controls mineral properties. To the extent the Company is subject to environmental liabilities, the satisfaction of such liabilities would reduce the Company's net cash flow and could have a material adverse effect on the Company's financial position and results of operations. Should the Company be unable to fund fully the cost of remediation of any environmental condition, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

COMPETITION

  The mining industry is intensely competitive. The Company competes with many companies possessing greater financial resources, operational experience and technical facilities than itself. Competition in the mining business could adversely affect the Company's ability to attract requisite capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. The Company recently has encountered increasing competition from other mining groups in its efforts to acquire mineral properties.

HOLDING COMPANY STRUCTURE RISKS

  The Company currently conducts, and will continue to conduct, all of its operations through subsidiaries. The Company's ability to obtain dividends or other distributions from its subsidiaries may be subject to, among other things, restrictions on dividends under applicable local law and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. The subsidiaries' ability to pay dividends or make other distributions to the Company may also be subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans. If the Company's subsidiaries are unable to pay dividends or make other distributions to the Company, the Company's growth may be inhibited after the proceeds of the Offerings are exhausted, unless the Company is able to obtain additional debt or equity financing on terms which are acceptable to the Company. In the event of a subsidiary's liquidation, there may not be assets sufficient for the Company to recoup its investment therein.

REQUIREMENT OF ADDITIONAL FINANCING

  The net proceeds of the Company's Initial Public Offering were not sufficient to complete the Company's planned development of the San Cristobal Project. The Company intends to seek additional financing to complete development of the San Cristobal Project and to fund the development of other of its mineral properties, including the Cobrizos, El Ocote, San Juan de Lucanas, and Choroma properties. Sources of such external financing include bank borrowings and future debt and equity offerings. There can be no assurance that additional financing will be available on terms acceptable to the Company and its shareholders, or at all. The failure to obtain such additional financing could have a material adverse effect on the results of operations and the financial condition of the Company.

  The operations contemplated by the Company are expected to be highly capital intensive. There can be no assurance that the Company will be able to secure the financing necessary to retain its rights to, or to begin, or, if begun, to sustain production at the Company's mineral properties.

DEPENDENCE ON KEY PERSONNEL

  The Company is dependent on the services of certain key executives including its Chairman and the Chief Operating Officer. The loss of these persons, other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, may have a material adverse effect on the Company's business or future operations. Although the Chairman does not have a written contract certain key executives have entered into written agreements. The Company does not intend to maintain "key-man" life insurance on any of its executive officers or other personnel.

SUBSTANTIAL CONTROL BY DIRECTORS AND OFFICERS

  As of December 31, 1997, Thomas S. Kaplan and the Company's other directors and officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 50 percent of the Ordinary Shares, including approximately 7,077,007 Ordinary Shares which would be issued in the event the Company elected to satisfy all of its obligations to the Minority Shareholders of Apex LDC through the issuance of Ordinary Shares. Mr. Thomas Kaplan and others, together with certain of the shareholders of Apex LDC, including Silver Holdings, have entered into an agreement with respect to the appointment of two designees of Silver Holdings to the Company's board of directors for so long as Silver Holdings owns one percent of the outstanding Ordinary Shares, including Ordinary Shares it may receive as a Minority Shareholder. Silver Holdings' investors include entities affiliated with Mr. Paul Soros, Mr. Richard Katz and Mr. Eduardo Elsztain, who are directors of the Company. In addition, Quantum Industrial Partners LDC and Geosor Corporation, collectively own more than 50 percent of Silver Holdings. By virtue of his ownership of Geosor Corporation and his position with Soros Fund Management LLC, an investment advisor to Quantum Industrial Partners LDC, Mr. George Soros may have the power to direct the election of the directors of Silver Holdings, who in turn, will elect the two designees. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing a change in control of the Company or other events which could be of benefit to the Company's other shareholders.

METALS MARKET OVERVIEW

SILVER MARKET

  Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used for currency, the principal uses of silver can be divided into three main categories: (i) industrial uses, primarily electrical and electronic components; (ii) photography; and (iii) jewelry and silverware. According to the CPM Group ("CPM"), in 1997, approximately 798.9 million ounces of silver were consumed for these and other industrial purposes, up 5.5 percent from 1996.

  Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely-used industrial metal. Specifically, it is used in batteries, computer chips, electrical contacts, and high-technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification.

  Most silver production is obtained from mining operations for which silver is not the principal or primary product. Approximately 78 percent of mined silver is produced as a by-product of mining of lead, zinc, gold or copper deposits. CPM estimates that recycled or secondary production accounts for a decreasing proportion of total silver supply, approximately 27 percent of total silver production in 1997, compared to an average of 31 percent of aggregate silver production between 1980 and 1990. CPM further estimates that total silver supply (from mine production, recycling and estimated dishoarding and government stockpile sales) has been insufficient to meet industrial demand since 1990, and stockpiles have been diminishing. CPM studies indicate that approximately 584.7 million ounces of silver were supplied from all sources in 1997, up 5.8 percent from 1996. Mine production of silver rose 6.1 percent to 419.7 million ounces.

  The table on the following page sets forth the London Silver Market's annual average, high and low spot price of silver in U.S. dollars per troy ounce since 1977.

        YEAR                                          AVERAGE   HIGH      LOW
        ----                                         ------------------ --------
                                                     (DOLLARS PER TROY OUNCE)
        1977........................................  $   4.63 $   4.97 $   4.31
        1978........................................      5.42     6.26     4.82
        1979........................................     11.06    32.20     5.94
        1980........................................     20.98    49.45    10.89
        1981........................................     10.49    16.30     8.03
        1982........................................      7.92    11.11     4.90
        1983........................................     11.43    14.67     8.37
        1984........................................      8.14    10.11     6.22
        1985........................................      6.13     6.75     5.45
        1986........................................      5.46     6.31     4.85
        1987........................................      7.01    10.93     5.36
        1988........................................      6.53     7.82     6.05
        1989........................................      5.50     6.21     5.04
        1990........................................      4.83     5.36     3.95
        1991........................................      4.06     4.57     3.55
        1992........................................      3.95     4.34     3.65
        1993........................................      4.31     5.42     3.56
        1994........................................      5.28     5.75     4.64
        1995........................................      5.19     6.04     4.41
        1996........................................      5.19     5.83     4.71
        1997........................................      5.17     6.27     4.22

--------
Source: Silver Institute and Kitco

ZINC AND LEAD MARKETS

  The Company anticipates that the San Cristobal Project will, and that other future projects may, involve the production of economically significant quantities of metals other than silver. The Company expects that production from the San Cristobal Project will include the extraction, processing and sale of significant quantities of zinc and lead.

  Zinc is utilized for its resistance to corrosion, and, in the form of steel coating, is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for steel coating, and die-casting, and is an important component of tires and motor oil. Smaller quantities of various forms of zinc are used in fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers. Industrial consumption of zinc in 1997 was estimated by the International Lead Zinc Study Group (the "ILZSG") at 7.73 million tonnes. Recycled zinc accounts for about 30 percent of the zinc consumed on an annual basis. According to the ILZSG, 5.56 million tonnes of zinc were produced in 1997.

  The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying, and in chemical form for use in alloys, glass and plastics. Industrial consumption of lead in 1997 is estimated by the ILZSG at 6.05 million tonnes. Lead is widely recycled with secondary production accounting for a steady 54 percent of total supply. According to the ILZSG, 6.05 million tonnes of lead were produced in 1997.

  The following table sets forth the annual average spot prices for zinc and lead on the London Metals Exchange since 1977:

        YEAR                                              ZINC         LEAD
        ----                                           -----------  -----------
                                                       (U.S. CENTS PER POUND)
        1977..........................................        34.4c        30.7c
        1978..........................................        31.0         33.7
        1979..........................................        33.5         52.6
        1980..........................................        34.4         41.4
        1981..........................................        38.3         33.5
        1982..........................................        33.7         24.7
        1983..........................................        34.6         19.3
        1984..........................................        41.7         20.1
        1985..........................................        35.5         17.7
        1986..........................................        34.1         18.4
        1987..........................................        36.2         27.0
        1988..........................................        56.3         29.7
        1989..........................................        77.6         30.5
        1990..........................................        68.9         36.7
        1991..........................................        50.7         25.3
        1992..........................................        56.2         24.6
        1993..........................................        43.6         18.4
        1994..........................................        45.3         24.9
        1995..........................................        46.8         28.6
        1996..........................................        46.5         35.1
        1997..........................................        59.7         28.3

--------
Source: Fleming Global Mining Group and ILZSG

MANAGEMENT

  Executive Officers and Certain Personnel

  Apex Silver Mines Limited has no executive officers. Under the Companies Law (1995 Revision) of the Cayman Islands, directors are authorized to bind the corporation that they represent. Apex Silver Mines Limited has entered into a Management Services Agreement pursuant to which Apex Silver Mines Limited has engaged Apex Corporation to provide a broad range of corporate management and advisory services. Set forth below are certain personnel of the Company and its subsidiaries.

           NAME           AGE                      POSITION
           ----           ---                      --------
 Thomas S. Kaplan........  35  Chairman of Apex Silver Mines Limited, and Chief
                               Executive Officer of Apex Corporation
                               Executive Vice President, and Chief Operating
 Keith R. Hulley.........  57  Officer, Apex Corporation
                               Vice President of Corporate Development, Apex
 Marcel DeGuire..........  48  Corporation
                               Vice President, and Chief Financial Officer,
 Gregory G. Marlier......  48  Apex Corporation
 Larry Buchanan..........  53  Chief Geologist, Apex Corporation
 Douglas M. Smith........  54  Vice President Exploration, Apex Corporation
                               Vice President Investor Relations, Apex
 Linda Good Wilson.......  40  Corporation
 Leni Berliner...........  43  Commercial Development Manager, Apex Corporation
                               President & Chief Executive Officer, Andean
 Johnny Delgado Achaval..  58  Silver

  Thomas S. Kaplan. Mr. Kaplan has been the Chairman of the board of directors of the Company since its inception in March of 1996 and is a director and was the founder of Apex LDC and its predecessor, Apex Bermuda, which contributed substantially all of its assets to Apex LDC in December of 1994. Mr. Kaplan is a director of Litani Capital Management LDC ("Litani LDC") and a principal shareholder in Consolidated Commodities Ltd. Consolidated Commodities Ltd. is a shareholder of Apex Silver Mines Limited, and Litani LDC is a shareholder of both Apex Silver Mines Limited and Apex LDC. For the past ten years, Mr. Kaplan has served as an advisor to private clients, trusts and fund managers in the field of strategic forecasting, an analytical method which seeks to identify and assess global trends in politics and economics and the way in which such trends relate to international financial markets, particularly in the developing markets of Asia, Latin America, the Middle East and Africa. Mr. Kaplan has managed numerous venture capital investments and portfolio investment accounts, and is a principal of several entities specializing in direct and portfolio investments, including Feder Information Services Corporation, Tigris Financial Group Ltd., FMS Partners L.P. and Bridge Capital Group L.P. Mr. Kaplan also serves as a director of African Plantations Corporation LDC, a Cayman Islands limited duration company which owns and operates coffee and tea plantations in eastern and southern Africa. Mr. Kaplan was educated in Switzerland and England and holds B.A., M.A., and D. Phil. degrees in History from the University of Oxford.

  Keith R. Hulley. Mr. Hulley has been a director of the Company since April of 1997. A mining engineer with more than 30 years experience, Mr. Hulley has served as the Executive Vice President and Chief Operating Officer of Apex Corporation since its formation in October of 1996. From early 1991 until he joined the Company, he served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation ("Western Mining"), a publicly traded international nickel, gold and copper producer. At Western Mining, Mr. Hulley's responsibilities included supervising on a global basis strategic planning, mine production, concentrating, smelting, refining and sales. During this period, Western Mining produced on an annual basis approximately 90,000 tonnes of nickel, 700,000 ounces of gold, 80,000 tonnes of refined copper and 1,500 tonnes of uranium oxide. Mr. Hulley also supervised the development and operation of Western Mining's Mount Keith open-pit nickel mine, a $450 million mining project. Prior to joining Western Mining, Mr. Hulley was the President, Chief Executive Officer and Chairman of the board of directors of USMX Inc., a publicly traded precious-metals exploration company. Mr. Hulley has also served as the President of the minerals division and Senior Vice President for Operations of Atlas Corporation, where he was in charge of mining exploration, development and production. Previously he was Vice President of Mining and Development of the U.S. division of BP Minerals, Inc. Over the course of his career, Mr. Hulley has worked as a miner and shift supervisor in the gold mines of South Africa, Mine Operation Superintendent of Kennecott Corporation's Bingham Canyon mine which processed 100,000 tonnes of ore per day, and project manager of the early phase of the Ok Tedi exploration and development projects in Papua New Guinea. A member of the American Institute of Mining and Metallurgical Engineers and a Fellow of the Australian Institute of Mining and Metallurgy, Mr. Hulley holds a B.S. in Mining Engineering from the University of Witwatersrand and an M.S. in Mineral Economics from Stanford University.

  Marcel F. DeGuire. Mr. DeGuire serves as Vice President of Development of Apex Corporation. Prior to joining Apex in August of 1996, he served as Vice President of Project Development and Regional Director for the jurisdictions formerly part of the Soviet Union of Newmont Gold Company. During this period, Mr. DeGuire acted as Project Leader of Newmont Gold's Muruntau large scale open pit heap leach gold project in Uzbekistan. This facility processes 37,800 tonnes of ore per day and was built at a cost of $225 million. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. In addition to his work in Central Asia, Mr. DeGuire has been responsible for various feasibility analyses, including the Yanacocha gold project in Peru, on behalf of Newmont Mining Corp. During his almost 20 years with Newmont Mining, Mr. DeGuire worked as resident manager of a uranium mine and rose to President of several of Newmont Mining's subsidiaries and became a leading expert in environmental management and mine reclamation, serving as Newmont Mining's Vice President of Environmental Affairs and Research and Development as well as other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Canadian Institute of Metallurgy, the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in Metallurgical Engineering from Michigan Technological University and M.S. in Metallurgical Engineering from the University of Nevada, Reno.

  Gregory G. Marlier. Mr. Marlier serves as the Vice President of Finance and Chief Financial Officer of Apex Corporation. From August of 1991 until November of 1996, when he joined Apex Corporation, Mr. Marlier was the Treasurer and Chief Financial Officer of Cambior USA, Inc., the mineral resources exploration and development subsidiary of Cambior, Inc., an international mining company based in Montreal, Canada. Mr. Marlier has almost 25 years of mining industry finance experience, serving as Chief Financial Officer and Corporate Secretary of Westmont Mining, Inc. (a predecessor of Cambior USA), Controller and Corporate Secretary of New Castle Energy Corporation and director of administrative services of Dorchester Coal Company. Mr. Marlier has also worked with Northern Coal Company and Consolidation Coal Company (Consol). A member of the Association of Mining Financial Professionals and National Mining Association, Mr. Marlier holds a B.S. in Business Administration and Accounting from John Carroll University, Cleveland, Ohio.

  Dr. Larry J. Buchanan. Dr. Buchanan serves as Chief Geologist to Apex Corporation and is a principal advisor to the Company's international operations. Dr. Buchanan is a noted exploration geologist with a reputation as one of the industry's leading experts on epithermal deposits, on which he has written several definitive texts. His analysis of such deposits has given rise to the industry paradigm known as "The Buchanan Model". Dr. Buchanan has published eight geological texts, played a key role in identifying several multi-million ounce gold deposits, and developed implementation programs for numerous currently producing mines. His consulting clients have included Cyprus Minerals Company, FMC Corporation, Total Resources, Inc. and Fischer-Watt Gold Co. Inc. ("Fischer-Watt"). Dr. Buchanan is a shareholder and director of Begeyge Minera Ltda. Dr. Buchanan holds a B.Sc. and an M.Sc. in Geological Engineering and Ph.D in Economic Geology from the Colorado School of Mines.

  Douglas M. Smith, Jr. Mr. Smith serves as Vice President of Exploration for Apex Corporation. Mr. Smith began his career with Minas de San Luis, S.A., where he was District Geologist at the Taylotita mine, one of the largest epithermal silver-gold deposits in the world, and became Chief Geologist at the Company. Prior to joining Apex, Mr. Smith was employed for almost 20 years by ASARCO Incorporated ("ASARCO"), which he joined in 1977. During his tenure at ASARCO, he held numerous positions including Manager of the Rocky Mountain Exploration Division and, most recently, Chief Geologist of the Latin American Exploration Division, where he was responsible for overseeing all aspects of exploration and project evaluation in Spanish-speaking countries of the Americas, including Bolivia, Peru, Chile and Mexico. Mr. Smith left ASARCO in 1997 to join Apex Corporation. Mr. Smith holds a B.S. in Geology from the University of New Mexico.

  Linda Good Wilson. Ms. Wilson joined Apex Corporation as Vice President of Investor Relations in October 1997. Prior to joining Apex Corporation, Ms. Wilson was Director of Investor Relations for Addwest Minerals, a newly listed Canadian junior gold producer. With 14 years of mining experience, Ms. Wilson spent 10 years at Cyprus Amax in numerous positions, including Director in the Investor Relations and Treasury Department. Ms. Wilson began her career as a Geologist at Amax's Mount Tolman Project, a large copper-molybdenum deposit in eastern Washington. Ms. Wilson holds a B.A. in Geology from Colby College and a M.S. in Mineral Economics from the Colorado School of Mines.

  Leni S. Berliner. Ms. Berliner serves as Commercial Development Manager for Apex Corporation. Prior to joining the Company in the fall of 1996, Ms. Berliner was the Chief Administrator-South America for Andean, a position she had held since Andean's inception in 1994; prior to the formation of Andean, she represented Andean Bahamas in a similar capacity starting in mid-1993. Before joining the Company, Ms. Berliner was a private sector development analyst and management consultant for ten years devising country investment strategies for, among others, the Inter-American Investment Corporation, the investment arm of the Inter-American Development Bank. Ms. Berliner is a specialist in Latin American business and banking, and has worked extensively throughout the region and in other emerging markets. She holds a B.A. with honors from the

University of Massachusetts, Amherst, and an MPIA in Economic and Social Development from, and was a Public Service Fellow at, the University of Pittsburgh.

  Johnny Delgado Achaval. Mr. Delgado serves as the Chief Executive Officer of Andean. Mr. Delgado has over 30 years experience in the South American mining industry, including 15 years as President, and principal shareholder, of Mineria Tecnica Consultores Asociados S.A. ("Mintec"), one of Bolivia's leading mining consulting firms, and the agent for Andean Silver Corporation LDC since the formation of its Bolivian branch in 1994. Mr. Delgado founded Mintec in 1981. Prior to the formation of Mintec, Mr. Delgado worked with International Mining Company from 1966 to 1981, where he served initially as Chief of Exploration and Project Manager and then as Technical Vice President of its tungsten mining holding company, Estalsa Boliviana S.A. Both before and during his tenure at Mintec, Mr. Delgado was involved in all aspects of international mining, including the direction of major exploration efforts in Bolivia, Peru, Brazil, Ecuador, Argentina and Chile, as well as management of mining operations in Bolivia. Mr. Delgado has taught mining engineering, mining finance and mine geology. He is a member of the Geological Society of Bolivia, the Society of Bolivian Engineers and the Mining Club.

  As of December 31, 1997, the Company had approximately 35 full-time employees.

  Apex Corporation provides management, advisory and administrative services for the Company pursuant to a Management Services Agreement dated October 22, 1996. The services provided by Apex Corporation include identifying and evaluating investment opportunities, making recommendations to the board of directors with respect to the Company's exploration and development activities, staffing employees and providing the necessary expertise to manage the Company's affairs and monitor its exploration and development activities, advising the Company with respect to investments, contractual and financing activities and providing financial services. The Company pays Apex Corporation a service fee in an amount equal to the direct and indirect costs incurred by Apex Corporation in providing its services, plus 10 percent of such costs.

ITEM 2: PROPERTIES

PROPERTIES

  The Company's portfolio of silver properties in Bolivia, Peru, Chile, Honduras, Mexico, Kyrgyzstan, Mongolia and Tajikistan, which cover an area in excess of two million acres, contain identified silver mineralization or offer significant exploration potential. These mineral properties consist of (i) mining concessions which the Company has acquired, or is in the process of acquiring, directly; (ii) concessions which the Company has leased, generally with an option to purchase; (iii) concessions which the Company has agreed to explore and develop and, if feasible, bring into production, in concert with local joint venture partners; and (iv) new claims, principally to mineral properties which the Company believes offer significant exploration opportunities and which the Company has staked on its own behalf.

  The Company's exploration and development activities are currently focused on four properties: the San Cristobal Project and the Cobrizos property in southern Bolivia, the El Ocote property in southwestern Honduras, and the San Juan de Lucanas property in southern Peru. All four of these properties remain subject to various stages of exploration, analysis and development. The Company has completed a first phase feasibility study with respect to the San Cristobal Project. Based on the favorable results of the San Cristobal Study, the Company is targeting the completion of a final feasibility study of the San Cristobal Project by late 1998. The Company expects to drill additional holes on the Cobrizos property during 1998. The Company has completed conceptual studies with respect to the El Ocote and San Juan de Lucanas properties. Although the San Cristobal Project remains the Company's top development priority, the initial analysis from the Cobrizos, El Ocote, and San Juan de Lucanas properties have been promising and the Company believes that these properties may be economic development and production candidates.

  In addition to the aforementioned properties, the Company controls a portfolio of silver exploration properties located in eight countries in South America, Central America and Central Asia. The Company generally seeks to structure its acquisitions of mineral rights so that individual properties can be explored without significant expense and acquired if significant development opportunities are identified. Properties that the Company determines do not warrant further exploration or development expenditures will be sold or otherwise relinquished, typically without further financial obligation to the Company. Although the Company believes that its exploration properties may contain significant silver mineralization, the Company's analysis of such properties is at a preliminary stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration undertaken with respect to a property, as supplemented by the Company's own fieldwork and sampling programs.

  The Company's flagship property, the San Cristobal Project, is discussed in
Item 1. The Company's other properties are described below.

COBRIZOS

 Location and Access

  The Cobrizos property is located on level terrain 12 kilometers north of the San Cristobal Project in southern Bolivia. The proximity to the San Cristobal Project affords significant potential operating efficiencies. The former railroad maintenance town of Uyuni lies 70 kilometers to the northeast and the railroad to the Chilean port of Antofagasta, 460 kilometers distant, passes 20 kilometers to the north. The Bolivian commercial centers of Oruro and La Paz, respectively, are located 350 kilometers and 500 kilometers to the north.

 Operating History

  Green and blue colored copper carbonate minerals were produced from the deposit for use as pigment during pre-Columbian times and Spanish miners subsequently engaged in small scale native copper and copper sulfate mining. Between 1892 and 1906 Compania Arenal sank shafts as deep as 60 meters and produced copper from approximately 100,000 tonnes of material extracted from shallow underground and open cast workings. A combination of flooding and carbon dioxide build-up in the workings ultimately forced a cessation of operations.

 Title and Ownership Rights

  The Company acquired the right to enter into a joint venture with Comibol on its approximately 4,178 acres of mining rights at the Cobrizos property through public tender in August of 1996. An agreement defining the joint venture was signed on September 11, 1996. Pursuant to this agreement, the Company must complete certain payments and work commitments in order for its rights to vest in this joint venture at the Cobrizos property, to which Comibol contributes only the mining rights. These obligations are summarized below.

                                                           PAYMENT  MINIMUM WORK
         PERIOD                                            PER ACRE  COMMITMENT
         ------                                           --------- ------------
         0-24 months.....................................  $  1.44     $625,000
        25-48 months.....................................  $ 48.28   No minimum
        49-60 months.....................................  $240.89   No minimum

  Comibol will receive five percent of the operating cash flow, as defined below, from production at the Cobrizos property until the Company has recovered its entire capital investment; thereafter, Comibol will receive 15 percent of operating cash flow. The Company has the right, in its discretion, to reduce the acreage subject to the joint venture agreement prior to commencement of the third year thereof and again prior to the commencement of the fifth year thereof. Operating cash flow is defined in the agreement as the gross revenues less the cost of transportation, smelting and refining, marketing commissions, production costs and administrative expenses. Financing costs and depreciation are not deductible from gross revenues.

 Geology

  The Cobrizos property hosts an oxidized copper-silver deposit of the red bed-type composed of narrow (less than ten centimeters thick) veins in a stockwork cutting shale and sandstone of the Jurassic Potoco Formation, which dips steeply to the east.

 Mineralized Material

  In November and December of 1995, prior to entering into the aforementioned joint venture agreement with Comibol, the Company conducted initial field studies including geologic mapping and the collection of 108 samples for geochemical analysis of gold, silver, and copper. After successfully bidding for and acquiring the Cobrizos property, the Company conducted a mercury vapor survey over the greater mineralized area in August of 1996. In October of 1996, the Company drilled 11 inclined (-60 degrees) RC holes. Four of the holes drilled in a row 700 meters long and spaced no less than 150 meters apart tested a single stratigraphic horizon and intersected silver and copper mineralization.

  These drill results precipitated a follow-up drilling phase focused on this single stratographic horizon during which eight additional holes were drilled over a strike length of 850 meters which, together with the four earlier holes, resulted in all the drill holes being spaced approximately 75 meters apart. The results indicate a steeply dipping mineralized zone with an average width of 55 meters over the 855 meters of strike length. The indicated depth from surface or near surface is at least 100 meters. The Cobrizos property contains mineralized material of 10.8 million tonnes at an average grade of
4.3 ounces of silver per tonne and approximately 0.22 percent of copper. These estimates were confirmed by MRA.

 Exploration and Development

  Further drilling is needed in order to increase the reliability of current data, to determine the limits of the mineralization at the site, and to establish proven and probable reserves. The Company believes that the proximity of the Cobrizos property to the San Cristobal Project may result in significant operating efficiencies. Open pit mining with processing either at the deposit site or at the proposed milling and processing facility at the San Cristobal Project will be evaluated, and metallurgical test work will be conducted.

EL OCOTE

 Location and Access

  The El Ocote property in southwestern Honduras is located near the town of Santa Lucia in the municipality of La Labor, department of Ocotepeque, approximately 150 kilometers south of the major city of San Pedro Sula and approximately 30 kilometers east of the Guatemalan border. The property is accessible by means of the paved Pan-American Highway, which passes within one kilometer of the deposit. Power, water and labor are available within two kilometers of the property. The site is largely unimproved with no equipment on site; some underground development has occurred, and it is possible to inspect the mineral body from four adits.

 Operating History

  A portion of the El Ocote property was first explored and put into production in the late nineteenth century. Rosario Resources ("Rosario"), a New York-based company, subsequently acquired the property and in 1963 drilled four diamond drill holes. According to Rosario's geologists responsible for the project, Rosario decided against further development due to difficult logistics and what was perceived to be unfavorable metallurgy. Rosario's metallurgical studies at the time indicated that the mineralized material at the site was best processed by flotation.

 Title and Ownership

  In 1983, a Honduran entity, Compania Minera Ocote, S. de R.L. ("Minera Ocote") acquired the property. In June of 1994, the Company, acting through an agent, acquired an exclusive five-year exploitation concession and purchase option for the El Ocote property from Minera Ocote totaling 986 acres. Minera Ocote's rights to the property derive from a 40-year mining concession granted by the government of Honduras in March of 1983, which may be extended for an additional 20-year term.

  Pursuant to the contract with Minera Ocote, the Company has committed to undertake a five-year, $1,000,000 exploration and development program on the property, and to advance production royalties of $50,000 and $75,000 to Minera Ocote on the fourth and fifth anniversaries, respectively, of the agreement. The Company is also responsible for maintaining Minera Ocote's concession until such time as title has been formally transferred to the Company. Minera Ocote has agreed to transfer the title to the property on the fifth anniversary of the aforementioned contract, assuming the property is in production, or at such earlier time as the Company may request. Upon the commencement of commercial production at the property, the Company will pay Minera Ocote a five-percent NSR royalty.

  In addition to the aforementioned concession at the El Ocote property, the Company has also contracted with Minera Ocote to acquire an exploration permit, the Ocote Exploration Zone, covering approximately 17,414 acres of adjacent territory. Minera Ocote's title to this exploration permit was formally granted in March of 1996. This exploration permit will have a life of four years, extendable for an additional two years before converting into an exploitation concession. The Company expects that if it elects to acquire this permit outright from Minera Ocote, title to the property will be assigned to Cordilleras Honduras. The Company also holds a right of first refusal with respect to another property contiguous to the El Ocote property and is in the process of negotiating for an option to buy such property.

 Geology

  The major geological feature of the El Ocote property is a zone of mineralized breccia rock contained in a near vertical pipe-shaped structure. This pipe is located at an altitude of approximately 1,600 meters on the side of the very steep eastern slopes of Cordillera Del Merendo. The deposit is hosted by a thin package of Tertiary andesitic volcanics, which overlie Tertiary sediments and volcaniclastics, as well as Cretaceous Yojoa Group limestones. Although faults are believed to be present immediately east and northeast of the structure, it does not appear to have been subjected to any significant post-mineral faulting.

  The deposit consists of a near vertical column of brecciated diorite, roughly oval in plan section, in which silver and copper minerals, plus fluorite, and quartz form the cement around the breccia fragments. This structure in plan has dimensions of 150 meters (north-south) by 90 meters (east-west). Within the mineralized structure, the fragments comprise angular to rounded diorite and diorite porphyry. The degree of brecciation decreases with depth, such that at a depth of less than approximately 50 meters below the 1,200 level, there is no longer significant brecciation and the rock is merely weakly jointed.

  The bulk of the silver mineralization is in one massive block of breccia near the surface, with the grade diminishing rapidly below the 1,200 meter level. Below that level, most of the higher grade material takes the form of several arcuate bands, concave upward, which extend downward from the west side of the structure and which terminate with depth toward the east.

 Mineralized Material

  In 1995, the Company began a process of evaluating the exploration and development potential of the identified mineralized zone at the El Ocote property. Specifically, the Company resampled four preexisting mine levels, mapped the geology of the area, prepared topographic maps of the site, and drilled 16 RC drill holes into the pipe-like structure and two RC holes into the surrounding host rock. A total of 3,422 meters of drilling was completed during this program and a total of 2,258 samples from these holes were sent for assay. Using this drill assay data and the data from 313 samples from the underground mine workings, the Company estimated that the deposit contains approximately 2.1 million tonnes of mineralized material containing 9.9 ounces of silver per tonne at a cut-off grade of 2.0 ounces of silver per tonne.

 Conceptual Study

  The Company commissioned Davy to prepare a conceptual study in order to estimate the potential and timing of undertaking rapid exploitation of the property via rapid bulk underground mining and heap leach extraction methods. This study utilized the Company's estimate of mineralized material mentioned above.

  This study was completed in July of 1997 and concluded as follows:

  . The project's economics are sensitive to metallurgical recovery and metal prices. Assuming a 50 percent heap leach recovery, the project's internal rate of return is positive with silver prices of approximately $6.00 per ounce, or at a 75 percent recovery, a positive rate of return begins at prices above $4.00 per ounce of silver.

  . Metallurgical test work should be undertaken to determine cyanide consumption and silver recovery rates.

  . Upside potential lies in lower cyanide consumption rates and the discovery of ore reserves to improve the return on capital invested in the mining and processing facilities.

 Exploration and Development

  The Company plans to commission an extensive metallurgical sampling and testing program as the next step in its continuing evaluation of this property. The Company believes that there is little likelihood of discovering additional resources within the pipe structure itself. Nonetheless, as part of the appraisal of the mineral potential of the El Ocote property, a regional stream sediment survey was conducted over an area of 80 square kilometers. The stream draining the mineralized area at the El Ocote property assayed 0.6 parts per million ("ppm") silver. Most other streams in the immediate area assayed under 0.5 ppm silver. However, a large number of streams draining an area 4.5 kilometers southwest of the mineralized structure assayed from 0.6 to
2.6 ppm silver. As numerous streams draining this area are strongly anomalous in silver, the Company believes it is likely that additional silver mineralization may occur in the headwaters of those sampled streams. The Company plans to conduct further reconnaissance fieldwork in this anomalous area until the source of the silver is discovered.

SAN JUAN DE LUCANAS

 Location and Access

  The San Juan de Lucanas property is located 147 kilometers east of the town of Nazca in the San Juan district of the Lucanas province in the department of Ayacucho in southern Peru, approximately 500 kilometers south of Lima. The property is accessible by means of a partly paved, well-maintained highway from Nazca which extends to within ten kilometers of the property and is connected to the mine and mill site by well-established gravel roads. Water and labor are available on site while power must be generated at the site.

 Operating History

  Mineralization was discovered in the San Juan district in colonial times. Documented mining has occurred intermittently in the area since 1938. Empresa Minera San Juan de Lucanas S.A. ("EMSJ") operated the San Juan de Lucanas mine from 1966 until 1990, at which time operations were discontinued due to operating losses. Between 1990 and early 1996, a small mining cooperative intermittently ran the San Juan de Lucanas mine at a low production level. Since 1951, the three mined veins at San Juan de Lucanas property have produced approximately 3,000,000 tonnes of ore grading an average of 13.8 ounces of silver per tonne and 0.061 ounces of gold per tonne. Mill recoveries of 84 percent silver and 91 percent gold resulted in district production of approximately 35,830,000 ounces of silver and 170,400 ounces of gold.

 Title and Ownership Rights

  Through its new claims and the acquisition of mining concessions and certain contract rights entitling it to explore and develop mining concessions in the district, the Company has acquired title to, or otherwise controls, mineral rights to more than 52,000 acres of properties dispersed over an area of approximately 150 square miles in the San Juan district of the Lucanas province of Peru. The Company has contracted to acquire 38 existing mining concessions relating to 42,071 acres of land, including the aforementioned pre-existing mining complex, and has staked new claims covering more than 10,131 acres. The Company believes that it controls all known mineralized structures in the San Juan district.

  The registered holders of title to the 38 mining concessions include EMSJ and Banco Minero del Peru, S.A. ("Banco Minero"), a Peruvian state bank which is in liquidation. Among EMSJ's creditors were Banco Minero, which became EMSJ's sole shareholder, and EMSJ's former employees, who where the beneficiaries of certain statutory labor liens on EMSJ's assets. As a result, these mining assets, although primarily registered in the name of EMSJ, also included certain properties registered in the name of Banco Minero which are now registered in the name of ASC Peru, a subsidiary of the Company. In June of 1993, Banco Minero agreed to transfer ownership of the San Juan de Lucanas mining complex to EMSJ's former workers in exchange for a release of all claims by such workers against EMSJ and its successor in interest, Banco Minero. The Banco Minero settlement agreement was subject to (i) a two-step court approval process and (ii) subsequent registration with the Peruvian Registry of Mines. The approval process has been completed and the registration of the settlement agreement has been ordered by the Labor Court in Lima. The registration of the settlement agreement, transfer of title to the Company and the raising to public deed of the Company's rights to acquire the concessions, however, remain pending.

  The Company has contracted with more than 90 percent in interest of the beneficiaries of the Banco Minero settlement agreement to acquire all of their rights in the San Juan de Lucanas mining complex (such contracts, the "San Juan Contracts"). The Company has obtained the opinion of local counsel attesting to the validity and enforceability of the San Juan Contracts. In order for the Company to perfect its title to the San Juan de Lucanas mining complex, the Banco Minero settlement agreement must be duly registered with the Peruvian Registry of Mines. Since Peruvian law does not provide for fractional interests in mining properties as an administrative procedure, a special purpose mining entity, to be named SMRL Dorita I de Ica ("SMRL"), which will be beneficially owned by the workers party to the settlement agreement, will become the holder of the title to the San Juan de Lucanas property. The SMRL is broadly analogous to a Peruvian limited liability corporation. Pursuant to the San Juan Contracts, the Company will become the holder of at least 90 percent of the participating interests in SMRL. The Company expects that pursuant to the San Juan Contracts, SMRL will be compelled to sell the San Juan de Lucanas property to the Company or its designee upon the registration of the settlement agreement.

  As several of the former workers party to the Banco Minero settlement either are not party to the San Juan Contracts, or have sought or may be expected to seek to opt out of the San Juan Contracts, the Company's interest in particular properties comprising the San Juan de Lucanas mining complex may be subject to a small amount of dilution. Management does not believe that any such dilution will have a material adverse effect on its interests or activities in the San Juan district. The Company is pursuing the rapid resolution of all title disputes and is committed to an amicable settlement with all parties involved.

  Concurrent with the resolution of outstanding administrative legal issues, the Company has taken steps to maintain an orderly physical presence in the San Juan district. Of the 337 surviving ex-workers, approximately 60 continue to live at the mining camp while the others no longer live in the district. Those at the camp are living at a subsistence level. The Company provides periodic truckloads of food and other supplies and has provided some assistance to the local school and sports teams. The Company has two representatives at the camp who periodically report to management, and the Company's engineering personnel have made numerous uneventful visits to the camp. However, the situation is unstable and is likely to remain so until such time as the Company is able to make purchase payments on the SMRL properties. The Company expects to make such payments as soon as the registration of the settlement agreements have been completed and the San Juan Contracts have been raised to public deed.

 Geology

  The mineral deposits at the San Juan de Lucanas property are epithermal, with mineralization occurring in a number of steeply dipping veins, running along two well defined orientations. The north-south veins include the veins known as Santa Rosa, Saramarca, Yanarumi, Ventanilla and Rosaura; the northeast-southwest vein is known as Concepcion-Raquel. The outcrops of the Ventanilla and Concepcion-Raquel structures can be followed on the surface for over one kilometer. The rocks hosting the veins consist of lava flows and tuff flows with conglomerate.

  There are several systems of veins on the property. The Concepcion-Raquel vein forms the most important structure in the district and is comprised of two sets of three parallel structures each. The width of the veins varies between two and four meters, although in some sections of the mine, widths over 20 meters can be found. The Santa Rosa vein and another associated vein, Alfa Romeo, form the second most important vein system; with vein widths varying from one to seven meters. The third most important vein system is the Saramarca system which is comprised of a series of veins and mineralization occurring in lenses.

  All three vein systems are mineralized with gold, chalcopyrite, sphalerite, galena, argentite and ruby silvers. Successive processes of leaching and oxidation led to the formation of an enriched zone which constitutes the most readily mineable portion of the deposit. The main minerals at the surface are oxides extending to a depth of approximately 100 meters. The oxides contain significant grades of silver and gold in some areas. Below this level, an enriched zone with a vertical interval of 200 to 250 meters is present in most of the known veins.

 Mineralized Material

  Underground mineralized material is estimated at 139,000 tonnes with an average silver grade of 9.27 ounces per tonne and gold grade of 0.086 ounces per tonne.

  During January and February of 1995, the Company engaged independent contractors to survey and drill, under the supervision of Company geologists, the two tailings dumps using impact casing methods. Twenty holes were drilled, and 149 samples obtained. Approximately 85 percent of the tailings area was sampled, and there is no reason to believe that the remaining 15 percent would yield significantly different results.

  Based on the work described above, the Company estimates that the two tailings dumps contain at least 1.75 million tonnes of mineralized material with an average silver grade of 1.74 ounces per tonne and gold grade of 0.006 ounces per tonne. The Company sent a 60 pound (30 kilogram) sample to the University of Cardiff, Wales, for metallurgical testing to estimate recoveries, material balances for various throughputs for processing the tailings, reagent consumption and preliminary equipment and capital specifications. PAH found that these test results support the concept of reprocessing the tailings profitably, assuming a tailings reclaim agglomerate and heap leach process for a new or refurbished underground mine combined operation. The tailings component would contribute a net cash margin (before tax) of $1.99 per ounce of silver at an assumed price of $5.15 per ounce of silver.

 Conceptual Study

  In June of 1995, PAH performed a conceptual study evaluating the rehabilitation of the idled San Juan de Lucanas mine complex. PAH concluded that rehabilitation would be feasible, and require approximately $10 million to return the mine to a 500 tpd underground mining operation. Operating cash costs of a rehabilitated and developed mine were estimated by PAH to be approximately $2.40 per ounce of silver when fully operational. PAH outlined a mine and power rehabilitation program and also defined requirements for replacement of the crushing and grinding sections, a new flotation plant, thickening section and cyanidation section, and repairs to the Merrill-Crowe precipitation section. All ancillary structures would have to be rebuilt. The Company believes additional reserves, which could result from such proposed exploration, would be required to justify such investment.

 Exploration and Development

  The Company has defined a two stage, 5,500 meter core drilling program with the goal of delineating an additional two million tonnes of reserves within the known vein system. The first stage would consist of 12 core holes drilled into eight veins to depths averaging 250 meters, for a total of 2,875 meters. The second stage would consist of another 10 holes in the same veins, for a total of 2,625 meters. If successful, a third phase consisting of additional drilling and underground drifting will be conducted, the results of which will be used to justify the rehabilitation and development of the mine, as well as further exploration on other parts of the property.

OTHER MINERAL PROPERTIES

  In addition to the aforementioned development project and advanced exploration properties, the Company has a portfolio of more than two million acres of exploration properties located in the traditional silver producing regions of the world or otherwise identified by the Company as areas which warrant exploration. The Company generally seeks to structure its acquisitions of mineral properties in order to allow the Company to engage in phased exploration of individual properties at a relatively low cost and to acquire those properties that it regards as presenting significant development opportunities. Properties which the Company determines do not warrant further exploration or development will be sold or otherwise relinquished, typically without further cost obligations to the Company. The Company currently owns, controls or has options to acquire approximately 120 silver and other mineral holdings classified into 20 major groups of exploration properties located in eight countries. The distribution of these holdings is summarized in the table on the following page:

      LOCATION AND DISTRIBUTION OF MAJOR GROUPS OF EXPLORATION PROPERTIES

                                                                   PERCENTAGE OF
                                             NUMBER OF                 TOTAL
    COUNTRY                                  PROPERTIES ACREAGE(1)  ACREAGE(1)
    -------                                 ----------- ---------- -------------
   SOUTH AMERICA
     Bolivia...............................       3     1,336,651       63.8%
     Chile.................................       3        53,127        2.5
     Peru..................................       6       110,570        5.3
                                                ---     ---------      -----
       Subtotal............................      12     1,500,348       71.6
                                                ---     ---------      -----
   CENTRAL AMERICA
     Honduras..............................       1        26,464        1.3
     Mexico................................       3         5,363        0.3
                                                ---     ---------      -----
       Subtotal............................       4        31,827        1.6
                                                ---     ---------      -----
   CENTRAL ASIA
     Kyrgyzstan............................       2       541,149       25.8
     Mongolia..............................       1         6,919        0.3
     Tajikistan............................       1        13,838        0.7
                                                ---     ---------      -----
       Subtotal............................       4       561,906       26.8
                                                ---     ---------      -----
       Total...............................      20     2,094,081      100.0%
                                                ===     =========      =====

--------
(1) Acreage and percent of total acreage figures do not include land considered part of the San Cristobal Project, El Ocote, San Juan de Lucanas, and Cobrizos properties. These four properties consist of claims and concessions comprising approximately 5,066 acres, 68,291 acres, 52,944 acres and 4,253 acres, respectively.

  While the Company in the near term expects to focus primarily on the development of the San Cristobal Project, the acquisition, exploration and evaluation of properties will be vigorously pursued in order to unlock the potential value of the Company's existing exploration property portfolio as well as to sustain continuing corporate growth objectives.

  Drilling and geophysical engineering services are frequently subcontracted to regional and/or international firms. Chemical analysis generally is performed in laboratories located in the same regions as the specific property, with metallurgical testing and analysis conducted in the U.S. When using core drilling, the Company uses conventional split core sampling in its testing, retaining one half of all drill cores for reference and confirmatory testing processes. Similarly, representative portions of chip samples from rotary percussion, reverse circulation drilling are processed leaving substantial quantities of the chip sample material for reexamination and other future test work.

  The Company's international exploration activities are described on a country-by-country basis below. Due to the limited nature of the available information regarding these properties, the general exploration portfolio is addressed below in a summary manner only.

BOLIVIA

  The Company has continued its aggressive land acquisition program throughout Bolivia, making the Company one of this country's largest private owners of mineral rights. The Company's holdings and joint ventures, excluding the Cobrizos property and the San Cristobal Project, now total approximately 1.3 million acres, including its existing joint venture interests for the historic Pulacayo mine and options on several properties being explored presently. The Company expects to pursue aggressively its exploration program in Bolivia.

  In December of 1997, the Company paid approximately $4.3 million to Empresa Minera Yanamallco in exchange for equipment and mining properties. In addition, the Company assumed approximately $2.5 million in debt that will be paid out of cash and production.

CHILE

  The Company has been systematically staking concessions in northern Chile. This program, which is based on efforts to identify promising silver exploration zones, has resulted in the staking of 22 claims over an area of more than 53,000 acres. The Company's exploration of its Chilean property holdings are at an early stage.

PERU

  In addition to its San Juan de Lucanas property, the Company has undertaken numerous activities in Peru, including: (i) the acquisition and preliminary evaluation of the Otuzco property located in northern Peru which has been leased and is subject to a purchase option held by the Company; and (ii) technical evaluation of a number of the mining properties being sold by Centromin, the Peruvian state-owned mining company. The Company is presently engaged in land acquisition programs in several districts.

MEXICO

  Exploratory work in Mexico has successfully secured a significant land position in the vicinity of Zacatecas, historically Mexico's largest silver producing district. An initial exploration program was completed in March of 1997. The Company's continuing program is evaluating the potential for several underground silver operations. Additional exploration targets throughout Mexico are being analyzed by the Company's Zacatecas office.

HONDURAS

  Including its El Ocote property, the Company holds approximately 68,000 acres of exploration and exploitation concessions. The Company's analysis of these properties remains preliminary. Over the course of the next 12 to 18 months, the Company expects to conduct additional field reconnaissance in order to determine further drill targets at these properties.

KYRGYZSTAN

  On March 26, 1996, the Company established Kumushtak Mining, a 51/49 joint venture with North-Kyrgyz Geological Expedition (Apex 51%), a state enterprise organized under the laws of the Kyrgyz Republic.

Kumushtak Mining holds concessions located in a belt of silver occurrences which extends for several hundred kilometers in the Kumushtak river valley in western Kyrgyzstan. The area encompasses several historic mining districts.

  The Company recently completed its first round of drilling at one significant silver anomaly situated in Kumushtak. The results of such drilling indicate insufficient grades to sustain economic production at prevailing silver prices. However, due to Kumushtak Mining's large property holdings and exploration potential, the Company intends to preserve a strategic position in this region and continue with its interest in Kumushtak Mining. The Company believes that Kumushtak Mining's extraordinarily large concession offers the possibility of numerous occurrences of silver and gold.

MONGOLIA

  On March 26, 1996, the Company established Asgat Mining, a 50/50 joint venture with Mongolrostvetmet, a joint association owned by the Mongolian government and Zarubeshvetmet, a privatized company formed under the laws of the Russian Federation. Asgat Mining is involved in the evaluation of the Asgat silver deposits in northwestern Mongolia (the "Asgat Silver Property").

  Work on the Asgat Silver Property, which already contains some underground development, has principally involved data preparation for a feasibility study. Recently, metallurgical bench scale test work has been conducted with mixed results. While recoveries of silver and copper were high, the results indicated large amounts of arsenic and antimony. The Company regards the Asgat Silver Property as a strategic property position with potential long term development prospects. Asgat Mining is presently assessing other precious metal prospects based on its detailed knowledge of information and conditions in Mongolia.

TAJIKISTAN

  The Company is in the process of obtaining an exclusive, irrevocable license to exploit the Bolshoi Kanimansur and the Western Kanimansur silver deposits in northern Tajikistan, through the formation of Kanimansur Mining, which will be 49 percent owned by Apex Asia and 51 percent by Adrasman Mining. The Company is considering entering into a joint venture with respect to the property with Zarabeshtsvetmet, a Russian mining company.

GLOSSARY

  ADIT--a horizontal or nearly horizontal passage driven from the surface for the working of a mine.

  ANDESITE--a porphyritic igneous rock with low quartz content.

  BACK--a mining term indicating the rock volume which is above a level in a mine; the term may also refer to the roof of a mine working.

  BRECCIATION OR BRECCIA--fracturing of preexisting rocks by natural forces; a rock type formed in this manner.

  BULK MINING--surface or underground mining methods applied to large bodies of ore which involve large-scale, automated excavation techniques.

  CONCENTRATE--a mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a "concentrate" of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

  CONCEPTUAL STUDY--an initial technical financial study of a project at a sufficient level of accuracy and detail to allow a decision as to whether to undertake a feasibility study with respect to a given property.

  CONGLOMERATE--a course-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 millimeters in diameter set in a fine-grained matrix of sand or silt.

  CORE--a sample of rock produced by diamond drilling.

  CUT-OFF GRADE--the minimum grade of mineralization or ore used to establish quantitative estimates of total mineralized ore.

  DEVELOPMENT--work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

  DIAMOND DRILL--a type of rotary drill in which the cutting is done by abrasion rather than by percussion. The hollow bit of the drill cuts a core of rock which is recovered in long cylindrical sections.

  DRIFT--a horizontal passage underground that follows along the length of a vein or mineralized rock formation.

  EPITHERMAL--said of a Hydrothermal mineral deposit formed within about 1 kilometer of the earth's surface and in the temperature range of 100 to 250 degrees Celsius, occurring mainly as veins; a term applied to deposits formed at shallow depths from ascending solutions of moderate temperatures.

  EXPLORATION--work involved in searching for ore, by geological mapping, geochemistry, geophysics, drilling and other methods.

  FAULT--a fracture in a rock where there has been displacement of the two sides.

  FEASIBILITY STUDY--a technical financial study of a project at sufficient level of accuracy and detail to allow a decision as to whether a given project should proceed.

  FRACTURE--breaks in a rock, usually due to intensive folding or faulting.

  GRADE--the average assay of a ton of ore, reflecting metal content.

  HEAP LEACHING--a process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

  HYDROTHERMAL ALTERATION--alteration of rocks or minerals by the reaction of hydrothermal water (hot water) with preexisting solid phases.

  INTRUSION--in geology, a mass of igneous rock that while molten, was forced into or between other rocks.

  KRIGING--a geostatistical estimation method for calculating a geological three dimensional model for the estimation of mineralized material and proven and probable reserves. This method was developed to provide the "best linear, unbiased estimate" for grade based on a least squares minimization of the error estimation, or Kriging errors.

  LEACHED--the separation, selective removal or dissolving out of soluble constituents from a rock or orebody by the natural action of percolating water.

  LENS--a geological deposit bounded by converging surfaces, at least one of which is curved, thick in the middle and thinning out to the edges, resembling a convex lens.

  LEVEL--a sub-horizontal working in a mine, like a drift or a tunnel, often given a number which relates its depth below an arbitrarily chosen reference point, e.g., the -300 Level usually means the working is 300 meters below some chosen reference point.

  MASSIVE--said of mineral deposits characterized by a great concentration of ore in one place, as opposed to disseminated or vein deposits.

  MILL--a processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal.

  MINEABLE--the portion of a resource for which extraction is technically and economically feasible.

  MINERALIZATION--the concentration of metals and their compounds in rocks, and the processes involved therein.

  MINERALIZED MATERIAL--that part of mineral deposits (i) for which tonnage and grade are computed (a) partly from specific measurements, samples or production data compiled from appropriately spaced assays of outcrops, trenches, underground workings or drill holes and (b) partly from projections based on geological evidence, and (ii) that have not been measured and sampled with sufficient confidence to determine that the identified deposit can be economically and legally extracted at the time of such determination.

  NET SMELTER RETURN OR NSR--a return based on the actual proceeds from sale of metal or mineral products received less the cost of refining or smelting at an off-site refinery.

  OPEN PIT--a surface working open to daylight, such as a quarry.

  ORE--material that can be economically mined and processed.

  OUNCE--a unit of measurement of weight. In the precious metals industry, and at Apex, one troy ounce, the equivalent of 31.103 grams.

  OUTCROP--the part of a rock formation that appears at the earth's surfaces, often protruding above the surrounding ground.

  PORPHYRY--an igneous rock of any composition that contains conspicuous phenocrysts (large crystals) in a fine-grained rock mass.

  PROBABLE RESERVES--that part of a mineral deposit which may be economically and legally extracted or produced at the time of the reserve determination for which quantity and grade and/or quality are computed from information similar to that used for proven reserves (see below), but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

  PROVEN RESERVES--that part of a mineral deposit which may be economically and legally extracted or produced at the time of the reserve determination for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings and drill holes and grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and grade measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of reserves are well established.

  RECOVERY--the percentage of contained metal extracted from ore in the course of processing such ore.

  REFINING--the final stage of metal production in which residual impurities are removed from the metal.

  RESERVES--that part of a mineral deposit which may be economically and legally extracted or produced at the time of the reserve determination.

  REVERSE CIRCULATION DRILL--a rotary drill or rotary percussion drill in which the drilling fluid and cuttings return to the surface through the drill pipe, minimizing contamination.

  SECONDARY ENRICHMENT/SUPERGENE ENRICHMENT--a mineral deposition process in which near surface oxidation produces acidic solutions that leach (dissolve) minerals or metals, carry them downward, and precipitate them, thus enriching sulfide minerals already present.

  SEDIMENTARY ROCKS/SEDIMENTS--rocks resulting from the consolidation of loose sediments that have accumulated in layers consisting of mechanically formed fragments of older rock transported from its source and deposited in water, or from air or ice.

  SHAFT--a vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

  SILL--a near horizontal flat-bedded strata of intrusive rock.

  SMELTING--heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers on top, a slag of the flux and gangue (waste) minerals, and below molten impure metals. This generally produces an unfinished product requiring refining.

  STOCKWORK--a mineral deposit in the form of a three dimensional network of anastomosing veinlets diffused in the host rock.

  STRATA-BOUND--a mineral deposit confined to a single stratigraphic unit.

  STRIKE--the course or bearing of a vein or a layer of rock.

  TAILINGS--the finely-ground waste product from ore processing.

  TON--a dry short ton (2,000 pounds).

  TONNE--a metric ton (1,000 kilograms, or 2,205 pounds).

  VEIN--a mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

  WASTE--barren rock in a mine, or mineralization that is too low in grade to be mined and milled at a profit.

CONVERSION TABLE

  In this Form 10-K, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard to metric and metric to United States standard measurement systems are provided in the table below.

U.S. MEASURE                       METRIC UNIT METRIC MEASURE                  U.S. UNIT
------------                       ----------- --------------                  ---------
2.47 acres.......................  1 hectare   0.4047 hectares.............  1 acre
3.28 feet........................  1 meter     0.3048 meters...............  1 foot
0.62 miles.......................  1 kilometer 1.609 kilometer.............  1 mile
0.032 ounces (troy)..............  1 gram      31.103 grams................  1 ounce (troy)
1.102 tons.......................  1 tonne     0.907 tonnes................  1 ton

ITEM 3: LEGAL PROCEEDINGS

  See the discussion regarding the title and ownership rights at the San Juan de Lucanas property set forth above in Item 2.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 3, 1997, an extraordinary general meeting of shareholders of the Company was held. By special resolution, by a vote of 8,965,977.93 for and 0 against, the shareholders of the Company approved the adoption of amended and restated Memorandum and Articles of Association in place of and in substitution for the then existing Memorandum and Articles of Association of the Company. By ordinary resolution, by a vote of 8,965,977.93 for and 0 against, the shareholders of the Company approved: The division of the Company's Board of Directors into three classes designated Class I, Class II and Class III, each consisting of one-third the total number of directors constituting the entire board of directors of the Company and elected each of:

(a) Harry M. Conger, Richard Katz and Michael Comninos each to serve as a Class I director of the Company until the date of the 1998 annual meeting of the shareholders of the Company, or his earlier death, resignation or removal from office;

(b) Keith R. Hulley, Paul Soros and Ove Hoegh each to serve as a Class II director of the Company until the date of the 1999 annual meeting of the shareholders of the Company, or his earlier death, resignation or removal from office;

(c) Thomas S. Kaplan, Eduardo S. Elsztain and David Sean Hanna each to serve as a Class III director of the Company until the date of the 2000 annual meeting of the shareholders of the Company, or his earlier death, resignation or removal from office.

  By ordinary resolution, by a vote of 8,965,977.93 for to 0 against, the shareholders authorized, empowered and directed the members of the board of directors of the Company to split the Ordinary Shares at a ratio and on terms to be determined in their sole discretion; provided that the ratio of such share split shall not exceed 10.1. By ordinary resolution, by a vote of 8,965,977.93 for and 0 against, the shareholders of the Company approved and adopted both the Company's Employees' Share Option Plan and Non-Employee Directors' Share Option Plan.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The company's Ordinary Shares have been traded on the American Stock Exchange under the symbol "SIL" since November 25, 1997. For the period from November 25, 1997 through December 31, 1997 the high and low closing sales prices for the Ordinary shares as reported by the American Stock Exchange were $13 1/16 and $11, respectively.

  Shareholders. As of March 20, 1998, the last reported sale price of the Ordinary Shares on the American Stock Exchange was $11 1/2. As of March 20, 1998, the Company had approximately 70 shareholders of record and an estimated 1,000 additional beneficial holders whose stock was held in street name by brokerage houses.

  Dividends. The Company has never paid any dividends on its Ordinary Shares and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's board of directors and will depend upon the Company's earnings, receipt of dividends from its subsidiaries, financial position, capital requirements, plans for expansion and such other factors as the board of directors deems relevant.

  Beginning in 1998, the Company intends to use the net proceeds for one or more of the following purposes: (i) feasibility studies, financing, and construction and development of the San Cristobal Project, (ii) exploration and development activities at any of the other properties within the Company's existing portfolio, (iii) maintenance of control or ownership of the Company's existing mineral properties by making ongoing lease payments, and paying royalties and other maintenance and registration fees, and (iv) acquisition of additional properties or businesses that are complementary to those of the Company. In addition, the Company may use the net proceeds for working capital and other general corporate purposes. The Company will contribute the gross proceeds from the Offering, and all associated expenses, to Apex LDC in exchange for an equal number of Apex LDC shares.

  Although the Company has not determined a specific allocation of proceeds among the various uses described above, the Company currently estimates that it will spend approximately $15 million in direct expenses in 1998 in connection with the final feasibility study, and an additional $5 million and $5 million, respectively, for exploration activities at the San Cristobal Project and the Company's other mineral properties over the next two years performing reconnaissance, field mapping and sampling, including drilling. The Company expects to incur approximately $5 million per annum in general and administrative expenses prior to corporate allocation to subsidiaries. The amounts actually expended on each of the uses described above will vary depending upon, among other factors, the results of the final feasibility study and the success of the Company's exploration and development activities. Additional financing will be required to fund future development activities and there can be no assurance that such financing will be available at all, or on terms acceptable or favorable to the Company and its shareholders.

  On August 15, 1997, the Company acquired a 2.5 percent interest in ASC Bolivia for 268,496 shares of the Company valued at $11 per share. The total purchase price of $2,953,456 has been recorded as mining properties.

  Also on August 15, 1997, the Company granted two associates a total of 138,595 shares in consideration for services and recorded $1,524,545 of administrative expense.

  On December 1, 1997, the Company closed the Offering. The Company sold 5,000,000 Ordinary Shares at a price of $11 per share on the American Stock Exchange under the symbol "SIL" in the Offering and in a concurrent offering to a shareholder. The Ordinary Shares sold were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (Registration No. 333-34685). The effective date of the Registration Statement was November 25, 1997. The Offering was principally underwritten by Salomon Brothers, Inc, Salomon Brothers International Limited, PaineWebber Incorporated, PaineWebber International (U.K.) Ltd., Scotia Capital Markets
(USA) Inc., ABN AMRO Rothschild and Smith Barney, Inc. In addition, on December 23, 1997, the underwriters exercised an option to purchase an additional 523,372 Ordinary Shares at the initial public offering price of $11 per share. Net proceeds raised in the Offering were approximately $54.8 million. Professional fees and other expenses totalling approximately $6 million were incurred by the Company in connection with the Offering.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data for the Company for the years ended December 31, 1997, 1996 and 1995, and the period from December 22, 1994 (inception) through December 31, 1997 are derived from the audited consolidated financial statements of the Company. The selected financial data that has not been presented herein is immaterial. The table on the following page should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                    FOR THE PERIOD
                                                                     DECEMBER 22,
                                                                         1994
                                                                     (INCEPTION)
                              YEAR ENDED DECEMBER 31,                  THROUGH
                          ---------------------------------------    DECEMBER 31,
                             1997          1996         1995             1997
                          ------------  ------------  -----------  -------------------
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Interest income.........  $        962  $        575  $       462     $      2,014
                          ------------  ------------  -----------     ------------
Total income............           962           575          462            2,014
                          ------------  ------------  -----------     ------------
Expenses
  Exploration...........         9,754         9,591        1,560           21,010
  Administrative........         4,130         1,924          982            7,184
  Consulting............         1,523         2,506          560            4,734
  Professional fees.....           391         1,096          657            2,165
  Amortization and
   depreciation.........           149            57           57              263
                          ------------  ------------  -----------     ------------
Total expenses..........        15,947        15,174        3,816           35,356
                          ------------  ------------  -----------     ------------
Loss before minority
 interest...............       (14,985)      (14,599)      (3,354)         (33,342)
Minority interest.......           --          2,876        1,493            4,559
                          ------------  ------------  -----------     ------------
Net loss for the
 period.................  $    (14,985) $    (11,723) $    (1,861)    $    (28,783)
                          ============  ============  ===========     ============
Net loss per Ordinary
 Share-Basic and
 diluted(/1/)...........  $      (0.72) $      (0.66) $     (0.12)    $      (1.59)
                          ============  ============  ===========     ============
Weighted average number
 of Ordinary Shares
 outstanding............        20,930        17,672       15,900           18,146
CASH FLOW DATA:
Net cash provided by
 financing activities...  $     55,008  $     35,269  $     6,430     $     97,393
Net cash used in
 operating activities...       (17,777)      (12,092)      (3,491)         (33,688)
Net cash used in
 investing activities...        (6,148)         (524)         --            (6,672)
                          ------------  ------------  -----------     ------------
Net increase in cash....  $    (31,083) $     22,653  $     2,939     $     57,033
                          ============  ============  ===========     ============
                                            DECEMBER 31,
                          ------------------------------------------------------------
                             1997          1996         1995             1994
                          ------------  ------------  -----------  -------------------
                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets............  $     73,329  $     26,797  $     6,820     $      9,929
Total liabilities.......         4,100         2,486          359              114
Minority interest.......           --            --         2,876            4,369
Shareholders' equity....        69,229        24,311        3,585            5,446

--------

(1) In 1997, the Company adopted SFAS 128. All prior period earnings per share data have been restated to conform with the provisions of this Statement.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the Selected Financial Data and related notes thereto included elsewhere in this Form 10-K.

  The Company is a mining exploration and development company that holds a portfolio of silver exploration and development properties in South America, Central America and Central Asia. None of these properties are in production and, consequently, the Company has no current operating income or cash flow.

BACKGROUND

  In mid-1993, Apex Silver Mines Ltd. ("Apex Bermuda") was established to acquire and develop silver exploration properties throughout the world.

  On December 22, 1994, Apex Bermuda contributed substantially all of its assets to Apex Silver Mines LDC, a limited duration company formed under the laws of the Cayman Islands.

  In March of 1996, Apex Silver Mines Limited, a limited liability company formed under the laws of the Cayman Islands, was incorporated in order to facilitate the 1996 Private Placement. In connection with the 1996 Private Placement, Apex Silver Mines Limited issued Ordinary Shares to certain of the non-U.S. investors in Apex LDC in exchange for their interests in Apex LDC. These transactions, and the 1996 Private Placement were completed effective as of August 6, 1996. As of December 31, 1997, Apex Silver Mines Limited owns approximately 73 percent of Apex LDC. The minority shareholders of Apex LDC (the "Minority Shareholders") are entitled to sell their shares of Apex LDC to the Company for, at Apex Silver Mines Limited's sole option, Ordinary Shares of Apex Silver Mines Limited on a one for one basis, cash, or a combination of cash and Ordinary Shares. The Company currently expects that any future purchases by Apex Silver Mines Limited of shares of Apex LDC from the Minority Shareholders will involve only Ordinary Shares. Any such transactions will not affect the beneficial and economic interest in Apex LDC attributable to shareholders of Apex Silver Mines Limited. As of December 31, 1997, Apex Silver Mines Limited has approximately 19,124,916 Ordinary Shares outstanding and approximately 7,077,007 Ordinary Shares reserved for issuance for approximately 7,077,007 shares of Apex LDC owned by the Minority Shareholders. If all such shares of Apex LDC were issued, Apex Silver Mines Limited would have 26,201,923 Ordinary Shares outstanding.

THE INITIAL PUBLIC OFFERING

  On December 1, 1997, the Company closed its initial public offering (the "Offering") of Ordinary Shares. The Company sold 5,000,000 Ordinary Shares at a price of $11 per share on the American Stock Exchange under the symbol "SIL". 3,720,000 Ordinary Shares were offered initially in the United States and Canada by the U.S. Underwriters, 450,000 Ordinary Shares were offered initially outside the United States by the International Underwriters and 830,000 Ordinary Shares were offered in a concurrent offering by the Company directly to a shareholder. In addition, on December 23, 1997, the underwriters exercised their option to purchase an additional 523,372 Ordinary Shares at the initial price of $11 per share. Net proceeds raised in the Offering were approximately $54.8 million.

THE SAN CRISTOBAL PROJECT

  From 1994 to 1997, the properties comprising the San Cristobal Project were acquired in a series of transactions. In 1996 the Company began exploring these properties, and discovered the presence of a significant silver, zinc and lead deposit with the potential to be developed as a large scale open-pit mining project. In the fall of 1996, an in-fill drilling program using reverse circulation and diamond core drilling was continued in order to delineate the deposit and the amount of reserves. In addition, an expanded exploration effort at the San Cristobal Project resulted in the discovery of additional silver and base metal anomalies. On August 15, 1997, the Company acquired the 2.5 percent minority interest in ASC Bolivia for 268,496 shares of the Company valued at $11 per share. The primary asset of ASC Bolivia is the San Cristobal Project. Accordingly, the total consideration of $2,953,456 has been capitalized as mining properties.

  Based on the San Cristobal Study, the San Cristobal Project is forecast to produce annually an average of 14 million ounces of silver, 132,700 tonnes of zinc and 39,500 tonnes of lead during an expected minimum life of 11.5 years. The San Cristobal Project is expected to consist of two large scale, open pit mining operations using conventional mining and processing technologies capable of producing and processing an aggregate 30,000 tonnes per day ("tpd") of ore. The average cash production cost over the life of the San Cristobal Project is forecast to be $2.66 per silver equivalent ounce. Capital expenditures are estimated to total $327 million for pre-production development and construction to complete the San Cristobal Project. Based on the favorable results of the San Cristobal Study, the Company is targeting the completion of a final feasibility study of the San Cristobal Project by the first quarter of 1999 with a goal of securing committed financing in the first half of 1999.

  The Company commissioned this final feasibility study at the beginning of 1998. The Company intends to continue an extensive drilling program in order to (i) further define the existing ore bodies, (ii) increase the San Cristobal Project's proven and probable reserves and (iii) evaluate other areas of potential mineralization. At the same time, contracts for power supply, transportation, and smelting and refining of metal concentrates will be negotiated.

  If the results of this final feasibility study confirm the economic feasibility of the San Cristobal Project, and if no new properties emerge in the interim that are considered to be more attractive development opportunities, the Company expects to devote the majority of the proceeds from the Offering to financing the final feasibility study and contribute to the construction and development costs of the San Cristobal Project.

  The Company has retained Rothschild Natural Resources LLC and Barclays Bank PLC as the Company's financial advisor and arranger, respectively, in connection with the anticipated project financing of the San Cristobal Project. The Company anticipates that project financing activities will commence on a preliminary basis in early 1998 and then accelerate with the delivery of the a final feasibility study in early 1999 with financing to be secured by the second quarter of 1999. If this timetable is achieved, project construction could commence in early 1999 and, after an approximate two-year construction and development program, production could commence in early 2001.

OTHER PROJECTS

  The Company is also assessing the economic viability of (i) the Cobrizos property in Bolivia, which may be developed in conjunction with the San Cristobal Project; (ii) the El Ocote project in Honduras; and (iii) the San Juan de Lucanas project in Peru.

  The Cobrizos property is located approximately 12 kilometers north of the San Cristobal Project. Recent drilling by the Company suggests the presence of approximately 10.8 million tonnes of mineralized material containing 4.3 ounces of silver per tonne and 0.2 percent copper. This mineralized material estimate has been reviewed and verified by MRA, an independent mine geology consulting firm. The mineralized body is amenable to open pit mining and is being considered as a satellite mining operation that could provide additional feed to the proposed mill to be constructed at the San Cristobal Project, thereby enhancing the silver grade of the ore processed by the mill after the early years of operation at the San Cristobal Project.

  The El Ocote property is located in southwest Honduras. Behre Dolbear reviewed the Company's estimate that the property contains approximately 2.1 million tonnes of mineralized material averaging 9.9 ounces of silver per tonne and prepared a conceptual study of this property for the Company in 1996. On the basis of this initial study, the Company conducted further fieldwork and a second conceptual study. This latest study, which was performed by Davy, utilized the earlier resource estimates, and estimated new capital and operating costs and production schedules based on underground mining and heap leach processing. The Company expects to conduct an additional round of fieldwork and to undertake metallurgical sampling and heap leach tests. If warranted, these analyses will be followed by additional drilling to establish proven and probable reserves.

  In June 1995, Pincock, Allen and Holt, ("PAH") prepared a conceptual study for the rehabilitation of an idled mine at the San Juan de Lucanas property. The results indicated that approximately $10 million in capital expenditures would be required to rehabilitate the mine to a 500 tpd capacity operation. The Company believes that the identification of additional reserves at the site would be required to justify such an investment. In addition, the Company has experienced lengthy delays in its effort to register its title to the properties comprising the San Juan de Lucanas property. While the Company believes its legal position is secure, it is not currently possible to estimate when this registration process will be completed. The Company expects to begin exploration and commission a first phase feasibility study of the property after its title thereto has been perfected.

RESULTS OF OPERATIONS

  Loss Before Minority Interest. The Company does not yet produce silver or any other mineral products and has no revenues from product sales. The only source of revenue is interest income. The loss before minority interest for the year ended December 31, 1997 was $14,984,958 compared to a loss before minority interest of $14,599,240 and $3,354,160 for the years ended December 31, 1996 and 1995, respectively.

  Exploration. Mineral exploration expenditures are expensed as incurred prior to the determination of the feasibility of mining operations. Once it has been determined that a mineral property has proven and probable ore reserves, subsequent development and exploration expenses are capitalized. Through December 31, 1997, all acquisition and exploration costs have been expensed as incurred, except those pertaining to the San Cristobal Project. As of September 1, 1997, the Company has capitalized exploration and development costs associated with the San Cristobal Project and will continue to do so in the future.

  Exploration expenses were $9,754,231 for the year ended December 31, 1997 compared to $9,590,632 and $1,559,874 for the years ended December 31, 1996 and 1995, respectively. The increased exploration expenses from 1996 to 1997 were due to an increase in exploration activity at the San Cristobal Project. Total cumulative exploration expense at the San Cristobal Project was $16,685,071 through December 31, 1997.

  Administrative. Administrative expenses were $4,129,623 for the year ended December 31, 1997, compared to $1,923,165 and $982,261 for the years ended December 31, 1996 and 1995, respectively. The increased expenditures were primarily due to the hiring of key management personnel during the second half of 1996, the opening of Apex Corporation's Denver office in 1996, and stock option compensation expense associated with the granting of stock options to directors and officers in the year ended December 31, 1997.

  Consulting. Consulting fees were $1,523,116 for the year ended December 31, 1997 compared to $2,506,250 and $560,060 for the years ended December 31, 1996 and 1995, respectively. The decrease in 1997 versus 1996 is primarily due to expenses associated with retaining third party consultants to prepare technical studies on various properties that were capitalized on the San Cristobal Project from September 1 to December 31, 1997.

  Professional Fees. Professional fees were $390,369 for the year ended December 31, 1997, compared to $1,096,271 and $657,621 for the years ended December 31, 1996 and 1995, respectively. The increase in 1996 over 1995 was primarily due to higher legal and accounting fees. The decrease from 1996 to 1997 was primarily due to the capitalization of costs associated with the Offering.

  Interest Income. The primary source of income for the Company since inception is interest income. Interest income for the year ended December 31, 1997 was $961,810 compared to $574,470 and $462,247 for the years ended December 31, 1996 and 1995, respectively. The Company's policy is to invest all excess cash in liquid, high credit quality, short term financial instruments. The increase in interest income for the comparative periods was due to the additional cash raised in the 1996 Private Placement and the Offering.

  Income Taxes. Apex Corporation, the Company's U.S. management services company, is subject to U.S. income taxes. Otherwise the Company pays no income tax in the U.S. since the Company is incorporated in the Cayman Islands and conducts no business that currently generates U.S. taxable income. There is currently no corporate taxation imposed by the Cayman Islands. If any form of taxation were to be enacted in the Cayman Islands, the Company has been granted exemption until January 16, 2015.

EMPLOYEE BENEFITS

  The Company does not provide any post-retirement or post-employment benefits to its employees and therefore does not accrue for such expenses. In 1997, Apex Corporation instituted a 401(k) Plan for its U.S. employees. Apex Corporation makes monthly contributions to this 401(k) Plan, and currently matches 50 percent of each employee's contribution up to an employee contribution of six percent of base salary. Employees vest in the Company's contribution at 50 percent after one year of service and 100 percent after two years of service. Although the Company does not currently have a formal bonus or incentive plan for any of its employees, it anticipates instituting an incentive based bonus plan in the future.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company had cash and cash equivalents of $57,033,193 compared to $25,949,771 at December 31, 1996. The increase in 1997 relative to 1996 was due primarily to the receipt of net proceeds from the Offering.

  In connection with the 1996 Private Placement, which closed effective August 6, 1996, the Company issued 4,256,700 Ordinary Shares at a price of $8.00 per share and received net proceeds of $32,449,350.

  The net cash used in operating activities for the year ended December 31, 1997 was $17,776,508 compared with $12,091,580 and $3,490,631 for the years ended December 31, 1996 and 1995, respectively. The variance in the net cash used in operating activities between the comparative periods was due to the increased exploration activity and the San Cristobal Study. The net cash provided by financing activities was $55,007,682 for the year ended December 31, 1997, compared with $35,269,068 and $6,430,307 for the years ended December 31, 1996 and 1995, respectively, due to the Offering in 1997 and the Private Placement in 1996.

  The Company is subject to a series of obligations with respect to its mineral properties; the failure to meet any of these commitments could result in the loss or forfeiture of one or more of the Company's properties. These obligations consist of government mineral patent fees and commissions, work commitments, lease payments and advance royalties. In addition, a number of the Company's property interests derive from contractual purchase options. In order to acquire such properties, the Company will be obliged to make certain payments to the registered concession holders and others who have interests in the properties.

  The Company does not currently have a line of credit with any financial institution.

  The Company's future revenues and earnings will be influenced by currency exchange rates and by world market prices for silver, zinc, lead, copper and gold, which fluctuate and over which the Company has no control. Depending upon market conditions for currency exchange and metal prices, the Company may from time to time hedge its metal or currency exposure in order to decrease fluctuations in revenues and earnings. The Company does not currently have firm policies or guidelines for hedging foreign currency, interest rate or metals price exposure.

  The Company does not know of any trends, demands, commitments, events or incidents that may result in the Company's liquidity either materially increasing or decreasing at present or in the foreseeable future.

  The Company will devote the majority of the net proceeds received from the Offering to finance its portion of the San Cristobal Project's construction and development. In addition, it is anticipated that significant expenditures will be made for other continuing exploration, property acquisition, property evaluation and general corporate expenses.

  The development program at the San Cristobal Project will require significant additional financing. Sources of financing may include bank borrowings and future additional debt or equity financing. There can be no assurance that any such financing will be obtainable on terms that are attractive to the Company, or at all. The Company has retained Rothschild Natural Resources LLC and Barclays Bank PLC to act as the Company's financial advisor and arranger, respectively, in connection with the anticipated project financing for the San Cristobal Project.

  As of the date hereof, the Company does not plan to declare or pay a dividend.

ENVIRONMENTAL COMPLIANCE

  The Company's current and future mining and processing operations and exploration activities will be subject to various federal, state and local laws in the countries in which it conducts its activities, which govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Management does not believe that compliance with such regulations will have a material adverse effect on its competitive position. The Company intends to obtain all licenses and permits required by all applicable regulatory agencies in connection with its mining operations and exploration activities. The Company intends to maintain standards of environmental compliance consistent with World Bank environmental guidelines.

  The Company's preliminary analysis of the previous leaching operations at the Toldos mine indicates that some effluents from the site may be draining into a seasonal stream which flows into the Rio Grande and, ultimately, into the Salar de Uyuni, a salt lake to the north of the San Cristobal Project. Under Bolivian law the Company is not obligated to remediate known pre-existing environmental conditions. Nonetheless, the Company expects to improve the environmental situation which may currently exist at the Toldos property. The Company does not expect any such program to have a material adverse effect on the Company's proposed operations at the San Cristobal Project.

YEAR 2000 DATE CONVERSION

  The inability of computer programs to correctly interpret the century from a date which consists of two-year digits does not appear to be a significant problem to the Company. As of December 31, 1997, the Company has no mainframe or central database. The Company's accounting system is directed by personal computers and software. Although minor adjustments may be required on the software applications, these costs will be immaterial. To further mitigate the risk of loss of data, the Company intends to perform regular tape backups of all files, contact software manufacturers about updates to their products and keep informed of the latest developments concerning year 2000 issues.

FORWARD-LOOKING STATEMENTS

  This filing contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this filing which address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, including such matters as future investments in existing development projects and the acquisition of new mineral properties (including the amount and nature thereof), business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements therein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Currently, the Company's major principal cash balances are held in U.S. dollars. Subsidiary cash balances in foreign currencies are held to minimum balances and therefore have a minimum risk to currency fluctuations. There are currently no hedge positions against foreign currencies. The Company currently does not hedge commodity and base metals price risks. However, the Company anticipates that as its mineral properties are brought into production and it begins to derive revenue from the production, sale and exchange of commodity and base metals, the Company may utilize various price hedging techniques to lock in forward delivery prices on a portion of its production, and thereby mitigate some of the risks associated with fluctuations in the prices of the metals it produces. The Company may also engage in hedging activities to hedge the risk of exposure to currency fluctuations as a result of its operations in several foreign countries. There can be no assurance that the use of hedging techniques will always benefit the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

  The Consolidated Financial Statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                   PART III

ITEM 10: DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF APEX CORPORATION

  Information regarding directors of Apex Silver Mines Limited and certain executive officers of Apex Corporation is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION

  Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement, which information (except for the Report of the Board of Directors on Executive Compensation and the Performance Graph) is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to the information set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information contained under the caption "Shareholder Transactions" contained in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Form 10-K or incorporated by reference.

    1. The consolidated financial statements of the Company are listed on the "Index to Financial Statements", on Page F-1 to this report.

    2. Financial Statement Schedules (omitted because not material or not applicable).

  (b) Reports on Form 8-K (none).

  (c) Exhibits.

                                   EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBITS
 -------                      -----------------------
  3.1    Amended and restated Memorandum of Association of the Registrant.
  3.2    Amended and restated Articles of Association of the Registrant.
  4.1    Specimen of certificates representing the Registrant's Ordinary
         Shares, par value U.S. $0.01 each.*
 10.1

    Shareholders' Agreement, dated as of August 6, 1996, among the Shareholders of the Registrant.*

10.2   Form of consent to amendment of above Shareholders' Agreement, dated March 21, 1995.*
10.3   Buy-Sell Agreement, dated as of August 6, 1996, by and among the Registrant, Apex LDC, Litani and
       Silver Holdings.*
10.4   Summary of the Registrant's 401(K) Plan.*
10.5   Management Services Agreement among the Registrant and its subsidiaries.*
10.6   Form of Registrant's Non-Employee Director's Plan.*
10.7   Form of Registrant's Employees Share Option Plan.*
10.8   Form of Registrant's Share Option Agreement.*
10.9   Employment contract between the Registrant and Marcel F. DeGuire, dated July 23, 1996.*
10.10  Employment contract between the Registrant and Gregory G. Marlier, dated September 26, 1996.*
10.11  Employment contract between the Registrant and Keith R. Hulley, dated August 4, 1996.*
10.12  Employment contract between the Registrant and Douglas M. Smith Jr., dated January 21, 1997.*
10.13  English translation of Deed of Lease and Purchase Option Contract between Monica de Prudencio and
       Mineria Tecnia Consultores Asociados, S.A. ("Mintec"), dated November 7, 1994, regarding the
       Tesorera concession, with an attached note from Keith Hulley, a director of the Registrant, as required
       by Rule 306 of Regulation S-T.*
10.14  English translation of Assignment Agreement, between ASC Bolivia LDC and Mintec regarding the rights to the above agreement, with an attached note from Keith Hulley, a director of the
       Registrant, as
       required by Rule 306 of Regulation S-T.*
10.15  English translation of the Lease and Purchase Option Contract between Empresa Minera Yana Mallcu
       S.A. and Mintec, dated February 7, 1996, regarding the Toldos concession, with an attached note from
       Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-T.*
10.16  English translation of the Assignment of Lease and Purchase Option Agreement among Banco
       Industrial S.A., Mintec and ASC Bolivia LDC, with an attached note from Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-T.*

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
  10.17  English translation of the Purchase Option Agreement between Mintec and Litoral Mining Cooperative Ltd., dated August 17, 1995, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-
         T.*
  10.18  English translation of the Assignment and Assumption Agreement between
         Mintec and ASC Bolivia LDC, dated May 22, 1996, regarding the Animas concession, with an attached note from Keith Hulley, a director of the
         Registrant, as required by Rule 306 of Regulation S-T.*
  10.19  English translation of the Purchase Agreement between ASC Bolivia LDC and Litoral Mining Cooperative Ltd., regarding the Animas concessions with an attached note from Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-T.*
  10.20  English translation of the Joint Venture Agreement between Corporacion
         Minera Boliviano S.A. ("Comibol") and ASC Bolivia LDC, regarding the
         Cobrizos Concession, with an attached note from Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-
         T.*
  10.21  English translation of the Joint Venture Agreement between Comibol and
         ASC Bolivia LDC, regarding the Choroma Concession, with an attached note from Keith Hulley, a director of the Registrant, as required by
         Rule 306 of Regulation S-T.*
  10.22  Mining Agreement between Compania Minera Ocote and Kerry A. McDonald, dated June 24, 1994, regarding the El Ocote concession.*
  10.23  Assignment and Assumption Agreement between Kerry A. McDonald and
         Cordilleras Silver Mines Ltd., dated September 27, 1994, regarding the assignment of the above Mining Agreement.*
  10.24  Acknowledgment from Bruce Wallis in his capacity as President of
         Compania Minera Ocote S. de R. L. that Cordilleras Silver Mines
         (Cayman) LDC has been assigned Kerry A. McDonald's rights under the above Mining Agreement, dated July 10, 1995.*
  10.25  English translation of the agreement between Andean Silver Corporation
         LDC and 190 of the co-owners of the assets which previously belonged to Empressa Minera San Juan de Lucanas, S.A. ("EMSJ"), regarding the
         San Juan de Lucanas concession, dated January 12, 1995, with an attached note from Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-T.*
  10.26  English translation of the agreement between Andean Silver Corporation
         LDC and 133 of the co-owners of the assets which previously belonged to EMS-J, regarding the San Juan de Lucanas concession, dated January
         12, 1995, with an attached note from Keith Hulley, a director of the
         Registrant, as required by Rule 306 of Regulation S-T.*
  10.27  English translation of the form of agreement between 16 individuals who are some of the co-owners of the assets which previously belonged to EMSJ, regarding the San Juan de Lucanas concession, with an attached note from Keith Hulley, a director of the Registrant, as required by Rule 306 of Regulation S-T.*
  10.28  Board Designation Agreement, dated October 28, 1997, by and between the Registrant and Silver Holdings.*
  10.29  Registration Rights and Voting Agreement, dated October 28, 1997 by and among the Registrant, Silver Holdings, Consolidated, Argentum,
         Aurum LLC and Thomas S. Kaplan.*
  10.30  Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.*
  10.31  Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.*
  10.32  English translation of the Purchase Agreement between Monica de
         Prundencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith
         Hulley as required by Rule 306 of Regulation S-T.*
  21     List of Subsidiaries.*

 EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBITS
 -------  -----------------------
   27    Financial Data Schedule.

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-34685).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Apex Silver Mines Limited
                                           ("Registrant")

                                                   /s/ Thomas S. Kaplan
Dated March 27, 1998                      By: _________________________________
                                             THOMAS S. KAPLAN CHAIRMAN, BOARD
                                                       OF DIRECTORS

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES, AND ON THE DATES, INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ Thomas S. Kaplan                 Director           March 27, 1998
-------------------------------------
          THOMAS S. KAPLAN

         /s/ Harry M. Conger                 Director           March 27, 1998
-------------------------------------
           HARRY M. CONGER

        /s/ Michael Comninos                 Director           March 27, 1998
-------------------------------------
          MICHAEL COMNINOS

       /s/ Eduardo S. Elsztain               Director           March 27, 1998
-------------------------------------
         EDUARDO S. ELSZTAIN

        /s/ David Sean Hanna                 Director           March 27, 1998
-------------------------------------
          DAVID SEAN HANNA

            /s/ Ove Hoegh                    Director           March 27, 1998
-------------------------------------
              OVE HOEGH

         /s/ Keith R. Hulley                 Director           March 27, 1998
-------------------------------------
            KEITH HULLEY

          /s/ Richard Katz                   Director           March 27, 1998
-------------------------------------
            RICHARD KATZ

           /s/ Paul Soros                    Director           March 27, 1998
-------------------------------------
             PAUL SOROS

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Management..................................................... F-2
Report of Independent Accountants........................................ F-2
Consolidated Balance Sheet at December 31, 1997 and 1996................. F-3
Consolidated Statement of Operations for the years ended December 31,
 1997, 1996 and 1995 and for the period from December 22, 1994
 (inception) through December 31, 1997................................... F-4
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 and for the period from December
 22, 1994 (inception) through December 31, 1997.......................... F-5
Consolidated Statement of Cash Flows for the years ended December 31,
 1997, 1996 and 1995 and for the period from December 22, 1994
 (inception) through December 31, 1997................................... F-6
Notes to the Consolidated Financial Statements........................... F-7

                             REPORT OF MANAGEMENT

  Management is responsible for the preparation of the accompanying financial statements and for other financial and operating information appearing in the annual report. Management believes that the Company's accounting systems and internal accounting controls provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Apex Silver Mines Limited in accordance with established policies and procedures.

  The Board of Directors has an Audit Committee, the majority of whose members are neither officers nor employees of the Company or its affiliates. The Audit Committee recommends independent accountants to act as auditors for the Company for consideration by the Board of Directors; reviews the Company's financial statements; confers with the independent accountants with respect to the scope and results of their audit of the Company's financial statements and their reports thereon; reviews the Company's accounting policies, tax matters and internal controls; and reviews compliance by the Company with the requirements of federal regulatory agencies. Direct access to the Audit Committee is given to the Company's financial and accounting officers and the independent accountants.

/s/ Thomas S. Kaplan/s/ Gregory G. Marlier
Thomas S. KaplanGregory G. Marlier
ChairmanVice President and Chief Financial Officer
Apex Silver Mines LimitedApex Silver Mines Corporation

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Apex Silver Mines Limited
(Successor to Apex Silver Mines LDC),
an Exploration Stage Company

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited (successor to Apex Silver Mines LDC) and its subsidiaries at December 31, 1997, and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 and the period from December 22, 1994 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Price Waterhouse LLP

Denver, Colorado
March 26, 1998

                           APEX SILVER MINES LIMITED
                      (SUCCESSOR TO APEX SILVER MINES LDC)
                          AN EXPLORATION STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
Current assets
  Cash and cash equivalents........................ $ 57,033,193  $ 25,949,771
  Accrued interest receivable......................      102,412           --
  Amounts due from affiliate.......................      722,717           --
  Prepaid expenses and other assets................      968,050       154,225
                                                    ------------  ------------
    Current assets.................................   58,826,372    26,103,996
Mining properties and development costs............   11,888,258           --
Plant, buildings and equipment (net)...............    1,149,842       523,534
Value Added Tax recoverable........................    1,351,004           --
Deferred organizational costs (net)................      113,183       169,774
                                                    ------------  ------------
    Total assets................................... $ 73,328,659  $ 26,797,304
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts due to affiliate......................... $        --   $    533,275
  Accrued salaries, wages and benefits.............       40,736       310,669
  Accounts payable and other accrued liabilities...      553,130     1,642,050
  Current portion of long-term debt................      412,408           --
                                                    ------------  ------------
    Current liabilities............................    1,006,274     2,485,994
Long-term debt.....................................    3,093,788           --
Commitments and contingencies (Note 12)............          --            --
Shareholders' equity
  Ordinary shares, $.01 par value, 75,000,000
   shares authorized; 19,124,916, and 13,079,246,
   shares issued and outstanding, respectively
   (See Note 1e)...................................      191,249       130,792
  Contributed surplus..............................   97,819,969    37,978,181
  Accumulated deficit..............................  (28,782,621)  (13,797,663)
                                                    ------------  ------------
    Total shareholders' equity.....................   69,228,597    24,311,310
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $ 73,328,659  $ 26,797,304
                                                    ============  ============

  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                      (SUCCESSOR TO APEX SILVER MINES LDC)
                          AN EXPLORATION STAGE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                   FOR THE PERIOD
                                                                    DECEMBER 22,
                                                                        1994
                                                                    (INCEPTION)
                          YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                             1997          1996          1995           1997
                         ------------  ------------  ------------  --------------
Income
  Interest income....... $    961,810  $    574,470  $   462,247    $  2,013,783
                         ------------  ------------  -----------    ------------
    Total income........      961,810       574,470      462,247       2,013,783
                         ------------  ------------  -----------    ------------
Expenses
  Exploration...........    9,754,231     9,590,632    1,559,874      21,009,922
  Administrative........    4,129,623     1,923,165      982,261       7,182,829
  Consulting............    1,523,116     2,506,250      560,060       4,734,266
  Professional fees.....      390,369     1,096,271      657,621       2,164,861
  Amortization and
   depreciation.........      149,429        57,392       56,591         263,412
                         ------------  ------------  -----------    ------------
    Total expenses......   15,946,768    15,173,710    3,816,407      35,355,290
                         ------------  ------------  -----------    ------------
Loss before minority
 interest...............  (14,984,958)  (14,599,240)  (3,354,160)    (33,341,507)
Minority interest in
 loss of consolidated
 subsidiary.............          --      2,875,927    1,492,975       4,558,886
                         ------------  ------------  -----------    ------------
    Net loss for the
     period............. $(14,984,958) $(11,723,313) $(1,861,185)   $(28,782,621)
                         ============  ============  ===========    ============
Net loss per ordinary
 share--Basic and
 diluted(/1/)........... $      (0.72) $      (0.66) $     (0.12)   $      (1.59)
                         ============  ============  ===========    ============
Weighted average
 ordinary shares
 outstanding (See Note
 1e)....................   20,929,882    17,672,206   15,899,553      18,145,992
                         ============  ============  ===========    ============

(1)  Diluted earnings per share were anitdilutive for all periods presented.


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                      (SUCCESSOR TO APEX SILVER MINES LDC)
                          AN EXPLORATION STAGE COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                            TOTAL
                           SHARES             CONTRIBUTED ACCUMULATED   SHAREHOLDERS'
                         OUTSTANDING  AMOUNT    SURPLUS     DEFICIT        EQUITY
                         ----------- -------- ----------- ------------  -------------
Issuance of shares upon
 incorporation December
 22, 1994...............  8,822,546  $ 88,225 $ 5,571,398 $         --  $  5,659,623
Net loss................        --        --          --      (213,165)     (213,165)
                         ----------  -------- ----------- ------------  ------------
Balance, December 31,
 1994...................  8,822,546    88,225   5,571,398     (213,165)    5,446,458
Net loss................        --        --          --    (1,861,185)   (1,861,185)
                         ----------  -------- ----------- ------------  ------------
Balance, December 31,
 1995...................  8,822,546    88,225   5,571,398   (2,074,350)    3,585,273
Issuance of shares in
 private placement......  4,256,700    42,567  32,406,783          --     32,449,350
Net loss................        --        --          --   (11,723,313)  (11,723,313)
                         ----------  -------- ----------- ------------  ------------
Balance, December 31,
 1996................... 13,079,246   130,792  37,978,181  (13,797,663)   24,311,310
Acquisition of minority
 interest in ASC
 Bolivia................    268,496     2,685   2,950,771          --      2,953,456
Issuance of shares to
 associates.............    138,595     1,386   1,523,159          --      1,524,545
Issuance of shares .....    115,207     1,152     231,566          --        232,718
Stock option
 compensation expense...        --        --      416,562          --        416,562
Issuance of shares upon
 Initial Public
 Offering, net of share
 issue costs............  5,523,372    55,234  54,719,730          --     54,774,964
Net loss................        --        --          --   (14,984,958)  (14,984,958)
                         ----------  -------- ----------- ------------  ------------
Balance, December 31,
 1997................... 19,124,916  $191,249 $97,819,969 $(28,782,621) $ 69,228,597
                         ==========  ======== =========== ============  ============


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                      (SUCCESSOR TO APEX SILVER MINES LDC)
                          AN EXPLORATION STAGE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                      FOR THE PERIOD
                                                                       DECEMBER 22,
                                                                           1994
                                                                       (INCEPTION)
                           YEAR ENDED     YEAR ENDED     YEAR ENDED      THROUGH
                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              1997           1996           1995           1997
                          -------------  -------------  ------------  --------------
Cash flows from
 operating activities:
  Net cash used in
   operating activities
   (See Note 11)........  $ (17,776,508) $ (12,091,580) $ (3,490,631)  $(33,687,305)
                          -------------  -------------  ------------   ------------
Cash flows from
 investing activities:
  Mining properties and
   development costs....     (5,428,606)           --            --      (5,428,606)
  Purchases of plant,
   buildings and
   equipment............       (719,146)      (524,335)          --      (1,243,481)
                          -------------  -------------  ------------   ------------
    Net cash used in
     investing
     activities.........     (6,147,752)      (524,335)          --      (6,672,087)
                          -------------  -------------  ------------   ------------
Cash flows from
 financing activities:
  Net proceeds from
   issuance of ordinary
   shares...............     55,007,682     35,269,068     6,430,307     97,675,541
  Deferred
   organizational and
   financing costs......            --             --            --        (282,956)
                          -------------  -------------  ------------   ------------
    Net cash provided by
     financing
     activities.........     55,007,682     35,269,068     6,430,307     97,392,585
                          -------------  -------------  ------------   ------------
Net increase in cash and
 cash equivalents.......     31,083,422     22,653,153     2,939,676     57,033,193
Cash and cash
 equivalents beginning
 of period..............     25,949,771      3,296,618       356,942            --
                          -------------  -------------  ------------   ------------
End of period...........  $  57,033,193  $  25,949,771  $  3,296,618   $ 57,033,193
                          =============  =============  ============   ============
SUPPLEMENTAL NON-CASH
 TRANSACTIONS:
  Acquisition of
   minority interest in
   ASC Bolivia for
   ordinary shares at
   $11 per share........  $   2,953,456            --            --    $  2,953,456
  Acquisition of mining
   properties for
   assumption of debt...  $   3,506,196            --            --    $  3,506,196

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN UNITED STATES DOLLARS)

1. INCORPORATION, RECAPITALIZATION, INITIAL PUBLIC OFFERING, OWNERSHIP AND OPERATIONS

  a. Apex Silver Mines Limited ("Apex Limited" or the "Company") was formed under the laws of the Cayman Islands in March of 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex Silver Mines LDC ("Apex LDC"). On April 15, 1996, holders of approximately 55% of the then-outstanding shares of Apex LDC elected to participate, effective as of the completion of a proposed private placement of shares of Apex Limited which was completed as of August 6, 1996, in a recapitalization effected by an exchange, on a one-for-one basis, of their shares in Apex LDC for identical equity instruments of Apex Limited (the "Recapitalization"). The balance of shareholders retained a direct ownership interest in Apex LDC. As a result of this Recapitalization, Apex LDC became a majority-owned subsidiary of Apex Limited. For purposes of the accompanying consolidated financial statements of Apex Limited, the Recapitalization has been given retroactive effect to the date of incorporation of Apex LDC, with the results of operations and equity attributable to the other ownership interests in Apex LDC being reflected in "minority interest in consolidated subsidiary". Consequently, for purposes of these financial statements, Apex Limited is considered the successor to Apex LDC.

  b. In August of 1996, Apex Limited issued 4,256,700 ordinary shares in a private placement transaction (the "Private Placement") for net proceeds of $32.4 million. These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 4,256,700 shares of its share capital. As a result of this private placement, the Company's ownership interest in Apex LDC was increased from approximately 55% to 65%.

  c. On December 1, 1997, the Company closed its initial public offering (the "Offering") of ordinary shares. The Company sold 5,000,000 ordinary shares at a price of $11 per share on the American Stock Exchange under the symbol "SIL". In addition, on December 23, 1997, the underwriters exercised an option to purchase an additional 523,372 ordinary shares at the initial price of $11 per share. Net proceeds raised in the Offering were approximately $54.8 million. These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 5,523,372 shares of its share capital. As a result, the Company's ownership interest in Apex LDC increased to 73%.

  d. Apex LDC was incorporated under the laws of the Cayman Islands on November 23, 1994 as a 30-year limited duration company on the contribution of all the assets of its predecessor entity, Apex Silver Mines Ltd., a Bermuda corporation. (Actual contribution occurred on December 22, 1994.) The activity of the predecessor has not been presented herein as it was immaterial. However, all expenses incurred by the predecessor have been presented. The Company's principal activity is the exploration of mineral properties. The Company participates in the acquisition and exploration of mineral properties for possible future development directly and indirectly through Apex LDC's principal subsidiaries, Andean Silver Corporation LDC ("Andean"), ASC Bolivia LDC ("ASC Bolivia"), Apex Asia LDC ("Apex Asia"), Minera de Cordilleras (Honduras), S. de R.L. ("Cordilleras Honduras"), Cordilleras Silver Mines Ltd. ("Cordilleras Bahamas"), Cordilleras Silver Mines (Cayman) LDC ("Cordilleras Cayman"), Compania Minerales de Zacatecas, S. de R.L. de C.V. ("CMZ"), Apex Silver Mines Corporation ("Apex Corporation"), and ASC Peru LDC ("ASC Peru").

  e. In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement (the "Buy-Sell Agreement") which is intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement. Pursuant to the terms of the Buy-Sell Agreement, upon a request by a shareholder of Apex LDC, Apex Limited is required to purchase, at its sole option, for cash, for ordinary shares or for a combination thereof, the shares of Apex LDC owned by such shareholder. Apex Limited currently expects that any purchase of shares of Apex LDC will involve only an equal number of ordinary shares. As of

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

December 31, 1997, Apex Limited has approximately 19,124,916 shares outstanding and approximately 7,077,007 ordinary shares reserved for issuance for the approximately 7,077,007 shares of Apex LDC owned by such shareholders. If all such ordinary shares were issued, the Company would have approximately 26,201,923 ordinary shares outstanding. Because of the provisions of the Buy-Sell Agreement, all of the outstanding shares of Apex LDC are considered ordinary shares for purposes of computing basic net loss per ordinary share.

  f. The Company, through its direct and indirect subsidiaries, is active in Central America, South America and Central Asia and currently holds interests in, or is the beneficial owner of, non-producing silver resource properties in Chile, Bolivia, Honduras, Kyrgyzstan, Mexico, Mongolia, Peru and Tajikistan. The Company is in the process of evaluating its properties to determine economic feasibility of bringing one or more of the properties into production.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The Company's significant accounting policies are summarized as follows:

 a. Basis of consolidation

  These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investment in 50% joint ventures are proportionately consolidated.

 b. Translation of foreign currencies

  All expenditures are made in United States dollars. Accordingly, the Company uses the United States dollar as its functional currency.

 c. Cash, cash equivalents and short-term investments

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include certificates of deposit with maturities greater than three months, but not exceeding six months. Short-term investments are recorded at cost which approximates fair value.

 d. Mining properties, exploration and development costs

  The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, further exploration costs and development costs are capitalized. Acquisition costs relating to properties with development potential are capitalized. When ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the year abandoned or sold and a gain or loss is recognized. As of August 31, 1997, no exploration or development costs had been capitalized. On August 31, 1997, the Company established proven and probable reserves at the San Cristobal Project. Accordingly, beginning September 1, 1997, all costs associated with the San Cristobal Project were capitalized. As of December 31, 1997, capitalized property and development costs related to the San Cristobal Project amounted to $11,888,258.

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)


 e. Fixed assets

  Buildings and equipment are carried at cost and are depreciated on a straight-line basis over estimated useful lives of three to thirty years.

 f. Deferred organizational costs

  Costs incurred in the organization of the Company have been capitalized and are being amortized on a straight-line basis over five years.

 g. Asset impairment

  The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. To date, no such impairments have been identified.

 h. Stock compensation

  As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to measure compensation expense as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the market value of options, or the market value of shares, at the date of grant is charged to compensation expense ratably over the vesting period.

 i. Net loss per ordinary share

  In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. All prior-period earnings per share data have been restated to conform with the provisions of this Statement.

  Basic earnings per share excludes dilution and is computed by dividing net earnings available to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares.

  Outstanding options to purchase 455,625 ordinary shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

 j. New accounting pronouncements

  Other pronouncements issued by authoritative bodies with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

3. INCOME TAXES

  The provision for income taxes includes United States federal, state and foreign income taxes currently payable as well as deferred income taxes based on currently enacted tax laws. Deferred income taxes are

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  There is currently no taxation imposed by the Cayman Islands. If any form of taxation were to be enacted, the Company has been granted exemption therefrom to January 16, 2015. The Company's subsidiaries which do business in other countries have not generated income and therefore are not liable for local income taxes.

  As of December 31, 1997 and 1996, operating loss carryforwards generated by ASC Bolivia amounted to approximately $13.5 and $3.4 million, respectively. Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

  No net deferred tax assets related to operating losses generated through December 31, 1997 by the Company's other foreign subsidiaries have been included in the accompanying financial statements, as all such assets have been entirely offset by a valuation allowance.

4. VALUE ADDED TAX RECOVERABLE

  The Company has recorded all value added tax ("VAT") paid by ASC Bolivia, ASC Peru and Cordilleras Honduras as recoverable assets. The VAT paid by ASC Bolivia and ASC Peru is expected to be recovered through the sale of mine production and the VAT paid by Cordilleras Honduras is recoverable upon application to local authorities. As of December 31, 1997, the VAT recorded by ASC Bolivia, ASC Peru and Cordilleras Honduras was $1,024,877, $142,661 and $183,466, respectively.

5. PLANT, BUILDINGS AND EQUIPMENT

  The components of plant, buildings and equipment were as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Buildings..........................................  $  410,639    $274,054
   Mining equipment...................................     728,313     183,356
   Other furniture and equipment......................     104,529      66,925
                                                        ----------    --------
                                                         1,243,481     524,335
   Less: Accumulated depreciation.....................     (93,639)       (801)
                                                        ----------    --------
                                                        $1,149,842    $523,534
                                                        ==========    ========

  Depreciation expense for the period ended December 31, 1997 and 1996 totaled $92,838 and $801, respectively.

  In December 1997, the Company exercised its option to acquire the Toldos properties which are contiguous to the San Cristobal Project. Under the terms of the option agreement the Company paid $1,667,621 and assumed a debt of $2,562,196 (See Note 7).

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

6. DEFERRED ORGANIZATIONAL COSTS

                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
   Organizational costs.................  $ 282,956    $ 282,956     $282,956
   Less: Accumulated amortization.......   (169,773)    (113,182)     (56,591)
                                          ---------    ---------     --------
                                          $ 113,183    $ 169,774     $226,365
                                          =========    =========     ========

  Amortization expense was $56,591 for each of the years ended December 31, 1997, 1996 and 1995.

7. LONG-TERM DEBT

  The Company's long-term debt consists of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                                     $      --
   Banco de Santa Cruz................................  $  536,000
   Barex..............................................     900,000         --
   Banco Industrial...................................   1,126,196         --
   Monica de Prudencio................................     944,000         --
                                                        ----------   ---------
     Sub-total........................................   3,506,196         --
   Less Current Portion...............................    (412,408)        --
                                                        ----------   ---------
     Total............................................  $3,093,788   $     --
                                                        ==========   =========

  The following debt was assumed as a result of the Company's decision to exercise its option to purchase the Toldos property in December 1997:

  Banco de Santa Cruz - The Company is required to make an initial payment of $53,600 on March 31, 1998. Beginning in 1999, the Company will pay $68,914 for each of the next seven years, plus interest at Banco de Santa Cruz' preferential rate of interest. As of December 31, 1997, the preferential interest rate was approximately 14%. Although the principal payments of $68,914 are due annually, the Company is required to make interest payments on a quarterly basis.

  Barex - The Company will make one payment of $900,000 on December 1, 2001.
   No interest is due on this debt.

  Banco Industrial - This debt will be paid through a 5% net smelter return royalty in the first year of production. Based on the current mine plan, the Company anticipates production to begin in the year 2001. No interest is due on this debt.

Monica de Prudencio - This debt was acquired in September 1997, when the Company exercised its option to purchase various properties in the San Cristobal area. The total option price was $2,000,000 of which $1,020,000 was paid in cash. The remainder is being paid in 78 monthly installments of $12,000 due the fifteenth of every month until June, 2004 and a final payment of $8,000 due July 15, 2004. No interest is due on this debt.

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

8. STOCK OPTION PLANS

  The Company has established a share option plan for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options outstanding at any time cannot exceed ten percent of the number of ordinary shares outstanding. Options granted under the Plan are non-assignable and exist for a term, not to exceed ten years, fixed by the Compensation Committee of the board of directors of the Company ("the Committee"). Options vest ratably over periods of up to four years with the first tranche vesting on the date of grant. Unexercised options expire ten years after the date of grant.

  The following table summarizes stock option information:

                                                       YEAR ENDED   YEAR ENDED
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
   Options outstanding at beginning of period.......     281,250          --
   Options granted at $8 during period..............     174,375      281,250
                                                       ---------    ---------
   Options outstanding at end of period.............     455,625      281,250
                                                       =========    =========
   Options exercisable at end of period.............     241,727       73,438
   Weighted average grant-date fair value of options
    granted during period...........................   $    1.08    $    1.30
   Weighted average remaining Contractual life......   8.9 years    9.7 years

  Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company has accounted for its employees' stock options under the fair value method of SFAS No. 123. For purposes of calculating the fair value of options, volatility was not considered for the options granted since the Company was non-public at the date of grant. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Weighted average risk-free interest rate...........     6.27%        6.45%
   Expected dividend yield............................      --           --
   Weighted average expected life (in years)..........     2.33         2.78

  For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     YEAR ENDED    YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
   As reported
     Net loss...................................... $(14,984,958) $(11,723,313)
     Net loss per ordinary share...................         (.72)         (.66)
   Pro forma
     Net loss...................................... $(15,199,421) $(11,852,522)
     Net loss per ordinary share...................         (.73)         (.67)

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

9. EVENTS SUBSEQUENT TO DECEMBER 31, 1997

  In 1997, Apex LDC hired Mineria Tecnica Consultores Asociados S.A. ("Mintec") to perform services on its behalf in Bolivia. These services include administrative expenses, obtaining interests in properties on Apex LDC's behalf, and consulting services. Certain persons affiliated with Mintec serve as directors or officers of Apex LDC's subsidiaries. In January 1998, ASC Bolivia acquired 100% of Mintec's assets, including buildings, equipment, mining concessions and its commercial name, for approximately $1.3 million.

10. RELATED PARTY TRANSACTIONS

  Apex LDC engaged Tigris Financial Group Ltd. ("Tigris") and LCM Holdings LDC ("LCM") to provide management advisory services to Apex LDC and its subsidiaries. Tigris is wholly owned by Mr. Thomas S. Kaplan, a director and officer of Apex LDC and its subsidiaries, and an indirect shareholder. LCM is wholly owned by an indirect shareholder of Apex LDC. This consulting arrangement was terminated at the end of the first quarter of 1997, following the formation of Apex Corporation. Apex Corporation provides management, advisory and administrative services for the Company pursuant to a Management Services Agreement dated October 22, 1996. Apex Corporation bills the Company 110% of its incurred costs. During the years ended December 31, 1997, 1996 and 1995 fees and reimbursed expenses paid to Tigris and LCM for such services amounted to $93,964, $423,684, and $143,368, respectively.

  Apex LDC hires both individuals and companies ("associates") to perform services on its behalf in countries in which it has mineral interests. These services include administrative expenses, obtaining interests in properties on Apex LDC's behalf, and consulting services. In certain cases persons affiliated with such associates serve as officers or directors of Apex LDC's subsidiaries. During the years ended December 31, 1997, 1996 and 1995, the total amounts charged to Apex LDC by such related associates were $7,395,441, $5,695,193, and $1,965,276, respectively, and are included in the statement of operations under the applicable captions.

  During the years ended December 31, 1996 and 1995, Apex LDC paid an associate who, until August 6, 1996, was a shareholder of certain subsidiaries of Apex LDC $485,179, and $239,647, respectively, in consideration for geology services provided and disbursements made on Apex LDC's behalf. During 1997, this associate became an employee of Apex Corporation and thus, is not considered a related party.

  Two individuals, one of whom is an officer and indirect shareholder of Apex LDC, the second of whom is an officer of certain of Apex LDC's subsidiaries, are also shareholders and directors of Begeyge Minera Ltda. ("Begeyge"), with whom the Company has a non-binding commitment to purchase the Suyatal Project for an aggregate purchase price of $3,000,000 (see Note 12). Begeyge also served as an associate during the years ended December 31, 1997 and 1996. During 1996, the Company paid Begeyge $106,691.

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

11. CASH FLOW INFORMATION

  A reconciliation of net earnings to cash from operations is as follows:

                                                                   FOR THE PERIOD
                                                                    DECEMBER 22,
                                                                        1994
                                                                    (INCEPTION)
                          YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                             1997          1996          1995           1997
                         ------------  ------------  ------------  --------------
Cash flows from
 operating activities:
  Net loss.............. $(14,984,958) $(11,723,313) $(1,861,185)   $(28,782,621)
   Adjustments to
    reconcile net loss
    to net cash used in
    operating
    activities:
   Amortization and
    depreciation........      149,429        57,392       56,591         263,412
   Minority interest in
    loss of consolidated
    subsidiary..........          --     (2,875,927)  (1,492,975)     (4,558,886)
   Stock option
    compensation
    expense.............      416,562           --           --          416,562
   Shares issued in
    consideration for
    services............    1,524,545           --           --        1,524,545
   Changes in operating
    assets and
    liabilities:
   (Increase) decrease
    in accrued interest
    receivable..........     (102,412)       66,112      (50,856)       (102,412)
   (Increase) decrease
    in prepaid
    expenses............     (813,825)     (154,225)      24,167      (1,690,767)
   Increase in Value
    Added Tax
    Recoverable.........   (1,351,004)          --           --       (1,351,004)
   (Increase) decrease
    in amounts due
    to/from affiliates..   (1,254,800)      411,246     (411,246)            --
   Increase (decrease)
    in other current
    liabilities.........   (1,360,045)    2,127,135      244,873         593,866
                         ------------  ------------  -----------    ------------
Net cash used in
 operating activities... $(17,776,508) $(12,091,580) $(3,490,631)   $(33,687,305)
                         ============  ============  ===========    ============

12. COMMITMENTS AND CONTINGENCIES

  The Company had outstanding options and other non-binding commitments relating to certain mineral properties at December 31, 1997 as follows:

        PROPERTY            1998       1999       2000       2001       2002    THEREAFTER
        --------         ---------- ---------- ---------- ---------- ---------- ----------
Honduras
  El Coloal
   District(1).......... $  496,000 $  200,000 $   75,000 $   75,000 $   75,000 $   75,000
  Suyatal(2)............        --      25,000     40,000     40,000     40,000  2,785,000
Bolivia
  San Cristobal.........    206,500      2,050  1,026,458      2,050      2,050      2,050
  Choroma...............        446     14,882        --      74,405        --         --
  Ximena Group(3).......     18,420    138,420    138,420    138,420    138,420    138,420
  General...............    172,650    172,650    223,767    591,490    591,490    591,490
  Pulacayo(4)...........     18,000     18,000     18,000     18,000     18,000     18,000
Peru
  Otuzco(5).............     54,798     54,798     54,798     54,798     54,798     54,798
  Aventura(6)...........     15,689     15,689     15,689     15,689     15,689     15,689
  San Juan de
   Lucanas(7)...........    892,852  1,292,852     42,852     42,852     42,852     42,852
  General...............     19,600     19,600     19,600     19,600     19,600     19,600
Chile...................     24,080     24,080     24,080     24,080     24,080     24,080
Mexico..................     34,900     34,900     34,900     34,900     34,900     34,900
                         ---------- ---------- ---------- ---------- ---------- ----------
    Total............... $1,953,935 $2,012,921 $1,713,564 $1,131,284 $1,056,879 $3,801,879
                         ========== ========== ========== ========== ========== ==========

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)
                         AN EXPLORATION STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (EXPRESSED IN UNITED STATES DOLLARS)

--------
(1) This district is comprised of five separate properties. Upon production, the Company will also pay a 5% net smelter return ("NSR") royalty on one of these properties.
(2)  Annual installments are not to exceed the greater of $40,000, or a 2%
     NSR.
(3) These payments include purchase payments of $120,000 per year plus patent payments of $18,420. The 1998 payment of $120,000 is included in the Company's current portion of long-term debt.
(4) These payments are being applied toward a joint venture with Cooperativa Minera Pulacayo.
(5) Otuzco is comprised of five properties, two of which are leased with an option to buy. Should the Company elect to exercise these options, total payments would be $550,000.
(6) Aventura is comprised of five properties, two of which are leased with an option to buy. Should the Company elect to exercise these options, total payments would be $90,000.
(7) The Company has an option to purchase this property for $2.1 million payable in 15 installments. This table reflects the payments to be made if the Company makes the initial payment in June 1998.

  In addition to those summarized above, the Company has the following non-binding commitments:

  Tajikistan--Kanimansur Ore Field: The joint venture agreement related to this proposed acquisition is still awaiting approval by the government. An initial capital contribution of $49,000 must be effected within one year of the formal registration of Kanimansur Mining.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, receivables, VAT recoverable, accounts payable, other current liabilities and long-term debt. Except for the VAT and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments, as measured on December 31, 1997 and 1996, are as follows:

                                                 1997                1996
                                        ---------------------- -----------------
                                         CARRYING      FAIR    CARRYING   FAIR
                                          AMOUNT      VALUE     AMOUNT   VALUE
                                        ----------- ---------- -------- --------
VAT Recoverable........................ $ 1,351,004 $  995,314      --       --
Long-term Debt.........................   3,093,788  2,046,358      --       --

  The fair values of the Value Added Tax recoverable and the long-term debt are estimated based on expected discounted future cash flows.