Form 10-Q
period 1998-03-31
APEX SILVER MINES LTD
filed 1998-05-14
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1998.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                        COMMISSION FILE NUMBER 1-13627


                           APEX SILVER MINES LIMITED
                           -------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


CAYMAN ISLANDS, BRITISH WEST INDIES                           NOT APPLICABLE
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


       CALEDONIAN HOUSE
   GROUND FLOOR, MARY STREET
   GEORGETOWN, GRAND CAYMAN
CAYMAN ISLANDS, BRITISH WEST INDIES                           NOT APPLICABLE
--------------------------------------------------------------------------------
(ADDRESS PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)


                                (345) 949-0050
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES   X      NO
                                           ---         ---


AT MAY 8, 1998, 19,348,076 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           APEX SILVER MINES LIMITED
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31,1998


                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----

  ITEM 1.   FINANCIAL STATEMENTS......................................    3

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS.....    7

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                              MARKET RISK.............................    9


PART II  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS.........................................   10

  ITEM 2.   CHANGES IN SECURITIES.....................................   10

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...........................   10

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   10

  ITEM 5.   OTHER INFORMATION.........................................   10

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................   10


SIGNATURES  ..........................................................   11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)

                          CONSOLIDATED BALANCE SHEET
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                        MARCH 31,        DECEMBER 31,
                                                                                          1998               1997
                                                                                      -------------      ------------
                                                                                       (UNAUDITED)
                                      ASSETS
Current assets
  Cash and cash equivalents........................................................    $ 49,848,761      $ 57,033,193
  Accrued interest receivable  ....................................................         221,484           102,412
  Amounts due from affiliate  .....................................................              --           722,717
  Prepaid expenses and other assets  ..............................................         652,591           968,050
                                                                                       ------------      ------------
    Current assets  ...............................................................      50,722,836        58,826,372

Mining properties and development costs  ..........................................      18,710,332        11,888,258
Plant, buildings and equipment (net)  .............................................       2,403,012         1,149,842
Value Added Tax recoverable  ......................................................       1,861,274         1,351,004
Deferred organizational costs (net)  ..............................................          99,035           113,183
Other non-current assets  .........................................................          22,000                --
                                                                                       ------------      ------------
    Total assets  .................................................................    $ 73,818,489      $ 73,328,659
                                                                                       ============      ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts due to affiliate  .......................................................    $     41,905   $            --
  Accrued salaries, wages and benefits  ...........................................          63,175            40,736
  Accounts payable and other accrued liabilities  .................................       1,881,190           553,130
  Current portion of long-term debt................................................         220,000           412,408
                                                                                       ------------      ------------
    Current liabilities  ..........................................................       2,206,270         1,006,274

Long-term debt  ...................................................................       3,093,788         3,093,788
Commitments and contingencies   ...................................................              --                --
Shareholders' equity
  Ordinary shares, $.01 par value, 75,000,000 shares authorized; 19,348,076,
    and 19,124,916, shares issued and outstanding, respectively   .................         193,481           191,249
  Contributed surplus  ............................................................      97,817,737        97,819,969
  Accumulated deficit  ............................................................     (29,492,787)      (28,782,621)
                                                                                       ------------      ------------
    Total shareholders' equity  ...................................................      68,518,431        69,228,597
                                                                                       ------------      ------------
    Total liabilities and shareholders' equity  ...................................    $ 73,818,489      $ 73,328,659
                                                                                       ============      ============

 The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                     (Successor to Apex Silver Mines LDC)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Expressed in United States dollars)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                          ---------------------------------
                                                            MARCH 31,             MARCH 31,
                                                              1998                  1997
                                                          -----------           -----------
Income
  Interest income  ................................       $   732,382           $   193,195
                                                          -----------           -----------
     Total income  ................................           732,382               193,195

Expenses
  Exploration  ....................................           636,713             4,468,729
  Administrative  .................................           297,743               903,119
  Consulting  .....................................           332,979               170,745
  Professional fees  ..............................           148,888                36,127
  Amortization and depreciation  ..................            26,225                14,148
                                                          -----------           -----------
     Total expenses  ..............................         1,442,548             5,592,868
                                                          -----------           -----------
     Net loss  ....................................       $  (710,166)          $(5,399,673)
                                                          ===========           ===========

Net loss per ordinary share--Basic and
  diluted/(1)/.....................................       $     (0.03)          $     (0.27)
                                                          ===========           ===========
Weighted average ordinary shares outstanding  .....        26,201,923            20,271,460
                                                          ===========           ===========

(1)  Diluted earnings per share were antidilutive for all periods presented.


 The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                  -------------------------------
                                                                   MARCH 31,           MARCH 31,
                                                                     1998                1997
                                                                  -----------         -----------
Cash flows from operating activities:
    Net cash provided by (used in) operating..................    $ 1,435,161         $(6,188,343)
    activities
Cash flows from investing activities:
    Mining properties and development costs...................     (6,769,483)                 --
    Purchases of plant, buildings and equipment...............     (1,317,840)                 --
    Other.....................................................       (532,270)                 --
                                                                  -----------         -----------
        Net cash used in investing activities.................     (8,619,593)                 --
                                                                  -----------         -----------
Cash flows from financing activities:
        Net cash provided by financing activities.............             --             171,659
                                                                  -----------         -----------
Net decrease in cash and cash equivalents.....................     (7,184,432)         (6,016,684)

Cash and cash equivalents beginning of period.................     57,033,193          25,949,771
                                                                  -----------         -----------
End of period.................................................    $49,848,761         $19,933,087
                                                                  ===========         ===========

SUPPLEMENTAL NON-CASH TRANSACTIONS:
        Capitalization of depreciation expense
          related to San Cristobal assets.....................    $    52,591         $       --

 The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN UNITED STATES DOLLARS)

1.   BASIS OF PREPARATION OF FINANCIAL STATEMENTS

     These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP (as defined below) so long as such omissions do not render the financial statements misleading.

     In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1997 Annual Report on Form 10-K.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components. The effect of adopting SFAS No. 130 was not material for any of the periods presented.

3.   Value Added Tax Recoverable

     The Company has recorded all value added tax (''VAT'') paid by ASC Bolivia LDC ("ASC Bolivia"), ASC Peru LDC ("ASC Peru") and Minera de Cordilleras, S. de R.L. de C.V. ("Cordilleras Mexico") as recoverable assets. The VAT paid by ASC Bolivia and ASC Peru is expected to be recovered through the sale of mine production and the VAT paid by Cordilleras Mexico is recoverable upon application to local authorities. As of March 31, 1998, the VAT recorded by ASC Bolivia, ASC Peru and Cordilleras Mexico was $1,589,960, $150,722 and $120,592, respectively.

4.   Plant, Buildings and Equipment

     The components of plant, buildings and equipment were as follows:


                                           MARCH 31,          DECEMBER 31,
                                             1998                 1997
                                          ----------           ----------
                                          (UNAUDITED)

  Buildings.........................      $  942,639           $  410,639
  Mining equipment..................       1,023,819              728,313
  Other furniture and equipment.....         605,204              104,529
                                          ----------           ----------
                                           2,571,662            1,243,481
  Less: Accumulated depreciation....        (168,650)             (93,639)
                                          ----------           ----------
                                          $2,403,012           $1,149,842
                                          ==========           ==========

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN UNITED STATES DOLLARS)



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the quarters ended March 31, 1998 and 1997 and changes in its financial condition from December 31, 1997. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K.

  The Company is a mining exploration and development company that holds a portfolio of silver exploration and development properties in South America, Central America and Central Asia. None of these properties are in production and, consequently, the Company has no current operating income or cash flow.

RESULTS OF OPERATIONS

  Interest Income.   The primary source of income for the Company since
inception is interest income. Interest income for the first quarter of 1998 was $732,382 compared to $193,195 for the first quarter of 1997. The Company's policy is to invest all excess cash in liquid, high credit quality, short term financial instruments. The increase in interest income for the comparative periods was due to the additional cash raised in the 1997 Initial Public Offering.

  Exploration.   Mineral exploration expenditures are expensed as incurred prior to the determination of the feasibility of mining operations. Once it has been determined that a mineral property has proven and probable ore reserves, subsequent development and exploration expenses are capitalized. Through December 31, 1997, all acquisition and exploration costs have been expensed as incurred, except those pertaining to the San Cristobal Project. Since September 1, 1997, the Company has capitalized exploration and development costs associated with the San Cristobal Project and will continue to do so in the future.

  Exploration expenses were $636,713 for the first quarter of 1998 compared to $4,468,729 for the first quarter of 1997. The decreased exploration expenses from 1998 to 1997 were due to the capitalization of exploration activity at the San Cristobal Project in 1998.

  Administrative.   Administrative expenses were $297,743 for the first quarter of 1998, compared to $903,119 for the first quarter of 1997. The decrease in 1998 versus 1997 is primarily related to stock option compensation expense associated with the granting of stock options to directors and officers in 1997.

  Consulting.   Consulting fees were $332,979 for the first quarter of 1998 compared to $170,745 for the first quarter of 1997. The increase in 1998 versus 1997 is primarily due to an increase in expenses associated with retaining third party consultants to prepare technical studies on exploration stage properties.

  Professional Fees.   Professional fees were $148,888 for the first quarter of
1998 compared to $36,127 for the first quarter of 1997. The increase in 1998 over 1997 was primarily due to higher legal and accounting fees.

  Income Taxes.   Apex Silver Mines Corporation ("Apex Corporation"), the
Company's U.S. management services company, is subject to U.S. income taxes. Otherwise the Company pays no income tax in the U.S. since the Company is incorporated in the Cayman Islands and conducts no business that currently generates U.S. taxable income. There is currently no corporate taxation imposed by the Cayman Islands. If any form of taxation were to be enacted in the Cayman Islands, the Company has been granted exemption until January 16, 2015.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company had cash and cash equivalents of $49,848,761 compared to $57,033,193 at December 31, 1997. The decrease was due primarily to costs incurred on the San Cristobal Project.

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

RECENT DEVELOPMENTS

   The Company is currently conducting a bankable feasibility study on its San Cristobal Project, which it expects to complete in early 1999. Based on drill results through the end of March 1998, the Company announced a 70 percent increase in proven and probable reserves on May 7, 1998. Another reserve update is planned once drilling for the bankable feasibility study is completed mid-year.

   Proven and probable reserves now total 208.7 million tonnes of ore grading
1.64 ounces per tonne of silver, 1.34 percent zinc and 0.45 percent lead. Assumptions used to develop these reserves are the same as in the 1997 first phase feasibility study, including market prices of $5.00 per ounce silver, $0.55 per pound of zinc and $0.30 per pound of lead. Updated reserves now contain 341 million ounces of silver, 2.8 million tonnes of zinc and 0.9 million tonnes of lead.

  Apex's 1997 first phase feasibility study incorporated two separate pits, Tesorera and Jayula. 1998 drilling confirms sufficient ore continuity between Tesorera and Jayula to create one large open pit. The result is a significantly lower strip ratio of 1.26:1 (tonnes of waste per tonne of ore) versus a first phase feasibility strip ratio of 1.66:1. Rock mechanic studies currently underway may increase the strip ratio marginally. 1998 drilling has extended the mine life from 11.5 years to 19.3 years using the production rate of 30,000 tonnes per day.

OTHER MATTERS

   In January 1998, the Company, through its Bolivian subsidiary, ASC Bolivia, completed the purchase of 100% of the assets and commercial name of Mineria Tecnica Consultores Asociados S.A. ("Mintec") for approximately $1.3 million.

   On March 26, 1997, Apex Corporation appointed Keith R. Hulley as President. He will report directly to Thomas S. Kaplan, Chairman of the Company and Chief Executive Officer of Apex Silver Mines Corporation.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the period covered by this report, there were no legal proceedings instituted that are reportable.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  (a) REPORTS ON FORM 8-K

         None.

         (b) EXHIBITS

         3.1   Amended and restated Memorandum of Association of the
               Registrant.*
         3.2   Amended and restated Articles of Association of the Registrant.*
         27    Financial Data Schedule.

         * Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997 (File No. 1-13627).

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                          APEX SILVER MINES LIMITED
                                          (Registrant)



Date:  May 13, 1998                       By:  /s/  Thomas S. Kaplan
                                               ----------------------------
                                               Thomas S. Kaplan
                                               Chairman, Board of Directors