Form 10-Q
period 1998-06-30
APEX SILVER MINES LTD
filed 1998-08-12
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________.

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
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES   X    NO
                                        ------    -----


AT AUGUST 3, 1998, 26,213,297 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           APEX SILVER MINES LIMITED
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998


                                     INDEX


                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS.................................    3

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................    7

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..........................................    9


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS....................................   10

  ITEM 2.  CHANGES IN SECURITIES................................   10

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................   10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   10

  ITEM 5.  OTHER INFORMATION....................................   10

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................   10


SIGNATURES  ....................................................   11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)

                          CONSOLIDATED BALANCE SHEET
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                        June 30,      December 31,
                                                                                          1998            1997
                                                                                    ---------------- ---------------
                                                                                      (Unaudited)
                                      Assets
Current assets
  Cash and cash equivalents........................................................    $ 37,786,981     $ 57,033,193
  Amounts due from affiliate  .....................................................              --          722,717
  Prepaid expenses and other assets  ..............................................       1,713,537        1,070,462
                                                                                       ------------     ------------
    Total current assets  .........................................................      39,500,518       58,826,372


Mining properties and development costs  ..........................................      24,540,321       11,888,258
Plant, buildings and equipment (net)  .............................................       2,197,547        1,149,842
Value Added Tax recoverable  ......................................................       2,677,463        1,351,004
Other non-current assets...........................................................         366,193          113,183
                                                                                       ------------     ------------
    Total assets  .................................................................    $ 69,282,042     $ 73,328,659
                                                                                       ============     ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued salaries, wages and benefits.............................................    $    102,751     $     40,736
  Accounts payable and other accrued liabilities  .................................       1,672,418          553,130
  Current portion of long-term debt................................................         172,000          412,408
                                                                                       ------------     ------------
    Total current liabilities  ....................................................       1,947,169        1,006,274
Long-term debt  ...................................................................       2,182,400        3,093,788
Shareholders' equity
  Ordinary shares, $.01 par value, 75,000,000 shares authorized; 19,906,602
   and 19,124,916 shares issued and outstanding, respectively   ...................         199,066          191,249
  Contributed surplus  ............................................................      97,812,152       97,819,969
  Accumulated deficit  ............................................................     (32,858,745)     (28,782,621)
                                                                                       ------------     ------------
    Total shareholders' equity  ...................................................      65,152,473       69,228,597
                                                                                       ------------     ------------
    Total liabilities and shareholders' equity  ...................................    $ 69,282,042     $ 73,328,659
                                                                                       ============     ============

    The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                     (Successor to Apex Silver Mines LDC)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Expressed in United States dollars)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             -------------------------------  -----------------------------
                                                 1998               1997          1998             1997
                                             --------------  ---------------  -------------  --------------
Income
    Interest income  .....................      $   661,614      $   282,103    $ 1,393,996   $     475,298
                                             --------------  ---------------  -------------  --------------
       Total income  .....................          661,614          282,103      1,393,996         475,298
Expenses
    Exploration  .........................        1,699,675        3,492,854      2,336,386       7,961,583
    Administrative  ......................        1,467,669        1,511,712      1,765,412       2,414,831
    Consulting  ..........................          492,653          888,924        825,632       1,059,669
    Professional fees  ...................          309,761          739,736        458,649         775,863
    Amortization and depreciation  .......           57,816           27,050         84,041          41,198
                                             --------------  ---------------  -------------  --------------
       Total expenses  ...................        4,027,574        6,660,276      5,470,120      12,253,144
                                             --------------  ---------------  -------------  --------------
       Net loss  .........................      $(3,365,960)     $(6,378,173)   $(4,076,124)   $(11,777,846)
                                             ==============  ===============  =============  ==============
Net loss per ordinary share  Basic and
diluted/(1)/..............................           $(0.13)          $(0.31)        $(0.16)         $(0.58)
                                             ==============  ===============  =============  ==============
Weighted average ordinary shares
outstanding...............................       26,203,922       20,271,460     26,203,922      20,271,460
                                             ==============  ===============  =============  ==============

(1)  Diluted earnings per share were antidilutive for all periods presented.



  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                     (SUCCESSOR TO APEX SILVER MINES LDC)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                          ---------------------------------------
                                                                 1998                1997
                                                          ------------------  -------------------
Cash flows from operating activities:
    Net cash used in operating
    activities............................................     $  (4,057,598)        $(12,981,766)
Cash flows from investing activities:
    Purchase of short-term investments....................                --           (9,000,000)
    Mining properties and development costs...............       (13,252,063)                  --
    Purchases of plant, buildings and equipment...........        (1,103,450)             (51,322)
    Other.................................................          (281,305)                  --
                                                                ------------         ------------
        Net cash used in investing activities.............       (14,636,818)          (9,051,322)
                                                                ------------         ------------
Cash flows from financing activities:
Net cash provided by (used in) financing activities.......          (551,796)             171,659
                                                                ------------         ------------
Net decrease in cash and cash equivalents.................       (19,246,212)         (21,861,429)
Cash and cash equivalents beginning of period.............        57,033,193           25,949,771
                                                                ------------         ------------
Cash and cash equivalents end of period...................      $ 37,786,981         $  4,088,342
                                                                ============         ============



SUPPLEMENTAL NON-CASH TRANSACTION:

       Capitalization of depreciation expense
         related to San Cristobal assets..................      $    109,853         $         __


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

                           APEX SILVER MINES LIMITED
                     (Successor to Apex Silver Mines LDC)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States dollars)

1.  BASIS OF PREPARATION OF FINANCIAL STATEMENTS

  These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP so long as such omissions do not render the financial statements misleading.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Standard"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative will depend upon the intended use of the derivative and the resulting designation.

  Currently, the Company has no derivative instruments to which SFAS No. 133 would apply; however, any instruments acquired by the Company to which the Standard would apply will be accounted for in accordance with the Standard from its effective date of January 1, 2000.

3.  VALUE ADDED TAX RECOVERABLE

  The Company has recorded all value added tax (''VAT'') paid by ASC Bolivia LDC ("ASC Bolivia"), ASC Peru LDC ("ASC Peru") and Minera de Cordilleras, S. de R.L. de C.V. ("Cordilleras Mexico") as recoverable assets. The VAT paid by ASC Bolivia and ASC Peru is expected to be recovered through the sale of mine production and the VAT paid by Cordilleras Mexico is recoverable upon application to local authorities. As of June 30, 1998, the VAT recorded by ASC Bolivia, ASC Peru and Cordilleras Mexico was $2,376,397, $167,669 and $133,397, respectively.

4.  PLANT, BUILDINGS AND EQUIPMENT

  The components of plant, buildings and equipment were as follows:

                                             JUNE 30,           DECEMBER 31,
                                               1998                 1997
                                        -------------------  -------------------
                                            (Unaudited)
  Buildings...........................          $  807,000           $  410,639
  Mining equipment....................             754,799              728,313
  Other furniture and equipment.......             894,986              104,529
                                                ----------           ----------
                                                 2,456,785            1,243,481
  Less: Accumulated depreciation......            (259,238)             (93,639)
                                                ----------           ----------
                                                $2,197,547           $1,149,842
                                                ==========           ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 and changes in its financial condition from December 31, 1997. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K.

  The Company is a mining exploration and development company that holds a portfolio of silver exploration and development properties in South America, Central America and Central Asia. None of these properties are in production and, consequently, the Company has no current operating income or cash flow. The sole source of income for the Company since inception is interest income. The Company's policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

  Mineral exploration expenditures are expensed as incurred prior to the determination of the feasibility of mining operations. Once it has been determined that a mineral property has proven and probable ore reserves, subsequent development and exploration expenses are capitalized. Through June 30, 1998, all acquisition and exploration costs have been expensed as incurred, except those pertaining to the San Cristobal Project. Since September 1, 1997, the Company has capitalized exploration and development costs associated with the San Cristobal Project and will continue to do so in the future.

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

RESULTS OF OPERATIONS  THREE MONTHS ENDED JUNE 30, 1998

  Interest Income. Interest income for the second quarter of 1998 was $661,614 compared to $282,103 for the second quarter of 1997. The increase in interest income for the comparative periods was due to the additional cash raised in the November 1997 initial public offering.

  Exploration. Exploration expenses were $1,699,675 for the second quarter of 1998 compared to $3,492,854 for the second quarter of 1997. The decreased exploration expenses in 1998 compared to 1997 were due to the capitalization of exploration and development activity at the San Cristobal Project in 1998.

  Consulting.   Consulting fees were $492,653 for the second quarter of 1998 compared to $888,924 for the second quarter of 1997. The decrease in 1998 versus 1997 is primarily due to a decrease in expenses associated with retaining third party consultants to prepare technical studies on exploration stage properties.

  Professional Fees.   Professional fees were $309,761 for the second quarter of
1998 compared to $739,736 for the second quarter of 1997. The decrease in 1998 over 1997 was primarily due to higher legal and accounting fees in preparation of the November 1997 initial public offering.

RESULTS OF OPERATIONS  SIX MONTHS ENDED JUNE 30, 1998

  Interest Income. Interest income for the six months ended June 30, 1998 was $1,393,996 compared to $475,298 for the six months ended June 30, 1997. The increase in interest income for the comparative periods was due to the additional cash raised in the November 1997 initial public offering.

  Exploration. Exploration expenses were $2,336,386 for the six months ended June 30, 1998 compared to $7,961,583 for the six months ended June 30, 1997. The decreased exploration expenses in 1998 compared to 1997 were due to the capitalization of exploration and development activity at the San Cristobal Project in 1998.

  Administrative.   Administrative expenses were $1,765,412 for the six months ended June 30, 1998, compared to $2,414,831 for the six months ended June 30, 1997. The decrease in 1998 versus 1997 is primarily related to the capitalization of administrative activity related to the San Cristobal Project beginning September 1, 1997.

  Consulting.   Consulting fees were $825,632 for the six months ended June 30,
1998 compared to $1,059,669 for the six months ended June 30, 1997. The decrease in 1998 versus 1997 is primarily due to a decrease in expenses associated with retaining third party consultants to prepare technical studies on exploration stage properties and the capitalization of consulting activity related to the San Cristobal Project in 1998.

  Professional Fees.   Professional fees were $458,649 for the six months ended
June 30, 1998 compared to $775,863 for the six months ended June 30, 1997. The decrease in 1998 over 1997 was primarily due to higher legal and accounting fees in preparation of the November 1997 initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, the Company had cash and cash equivalents of $37,786,981 compared to $57,033,193 at December 31, 1997. The decrease was due primarily to costs incurred on the San Cristobal Project.

  The Company is currently assessing available sources of capital that would allow for the development and construction of the San Cristobal Project. While the Company believes that it will be able to secure the required financing, no assurance can be given that it will be able to do so.

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

RECENT DEVELOPMENTS

   The Company is currently conducting a bankable feasibility study on its San Cristobal Project, which it expects to complete in early 1999. Based on drill results through the end of March 1998, the Company announced a 70 percent increase in proven and probable reserves on May 7, 1998. A second reserve update is planned for the third quarter once results from the completed drill program have been analyzed.

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

  Apex's 1997 first phase feasibility study incorporated two separate pits, Tesorera and Jayula. 1998 drilling confirms sufficient ore continuity between Tesorera and Jayula to create one large open pit. The result is a significantly lower strip ratio of 1.26:1 (tonnes of waste per tonne of ore) versus a first phase feasibility strip ratio of 1.66:1. 1998 drilling has extended the mine life from 11.5 years to 19.3 years using the production rate of 30,000 tonnes per day. Higher mining rates are also being considered as part of the bankable feasibility study.

OTHER MATTERS

   In April 1998, the Company retired $900,000 of long-term debt, originally acquired in exchange for certain mineral property related to the San Cristobal Project, for a cash payment of $300,000. This debt was to be retired through a 5% net smelter return royalty in the first year of production. The $600,000 difference between the $900,000 principal amount and the $300,000 effectively represents a purchase price adjustment and has therefore been reflected as a reduction of mining properties.

   In August 1998, the Company purchased Silver Holdings LDC's ("Silver Holdings") 24 percent minority interest in Apex Silver Mines LDC ("Apex LDC"), the Company's primary operating subsidiary. The Company purchased the minority interest with 6,297,321 of its ordinary shares in accordance with the terms of a 1996 buy-sell agreement amongst the Company and minority shareholders in Apex LDC. With completion of the purchase, the Company now owns 100 percent of Apex LDC. As Silver Holdings' ownership in Apex LDC converted on a one-for-one basis to the Company's ordinary shares, this transaction does not effect the beneficial or economic interest in Apex LDC attributable to the Company's shareholders.

YEAR 2000 DATE CONVERSION

   The inability of computer programs to correctly interpret the century from a date that consists of two-year digits does not appear to be a significant problem to the Company. As of June 30, 1998, the Company has no mainframe or central database. In addition, personal computers and software direct the Company's accounting system. Although minor adjustments may be required on the software applications, these costs will be immaterial. To further mitigate the risk of loss of data, the Company intends to perform regular tape backups of all files, contact software manufacturers about updates to their products and keep informed of the latest developments concerning year 2000 issues.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on May 14, 1998. At the meeting the following directors were elected to serve until the 2001 Annual Meeting of Shareholders:

        Director                  Number of Common Shares Voted
        --------                  -----------------------------

                          Affirmative    Withhold Authority    Broker Non-Votes
                          -----------    ------------------    ----------------

        Harry Conger        9,559,238           103,343                 0
        Michael Comninos    9,659,081             3,500                 0
        Richard Katz        9,659,081             3,500                 0

        The directors continuing in office until 1999 are Ove Hoegh, Keith Hulley and Paul Soros. The directors continuing in office until 2000 are Thomas S. Kaplan, Eduardo S. Elsztain and David Sean Hanna.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. (A) REPORTS ON FORM 8-K

        None.

        (B) EXHIBITS

        3.1   Amended and restated Memorandum of Association of the Registrant.*
        3.2   Amended and restated Articles of Association of the Registrant.*
        27    Financial Data Schedule.

        *Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997 (File No. 1-13627).

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                  APEX SILVER MINES LIMITED
                                  (Registrant)



Date:  August 12, 1998            By: /s/  Thomas S. Kaplan
                                      ---------------------
                                      Thomas S. Kaplan
                                      Chairman, Board of Directors