Form 10-Q
period 1998-09-30
APEX SILVER MINES LTD
filed 1998-11-13
CIK 1011509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________.

                         COMMISSION FILE NUMBER 1-13627

                            APEX SILVER MINES LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES               NOT APPLICABLE
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF			(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)			IDENTIFICATION NO.)


          CALEDONIAN HOUSE
    GROUND FLOOR, MARY STREET
    GEORGETOWN, GRAND CAYMAN
CAYMAN ISLANDS, BRITISH WEST INDIES               NOT APPLICABLE
--------------------------------------------------------------------------------
(ADDRESS PRINCIPAL EXECUTIVE OFFICES)		    (ZIP CODE)


                                 (345) 949-0050
-------------------------------------------------------------------------------
      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES X      NO


AT NOVEMBER 1, 1998, 26,221,297 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            APEX SILVER MINES LIMITED
                                    FORM 10-Q
                         QUARTER ENDED SEPTEMBER 30,1998


                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                    PAGE

     ITEM 1.   FINANCIAL STATEMENTS.................................  3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............  7

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK......................................... 10


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.................................... 10

     ITEM 2.   CHANGES IN SECURITIES................................ 10

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................... 10

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.. 10

     ITEM 5.   OTHER INFORMATION.................................... 10

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................... 10



SIGNATURES    ...................................................... 11

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            APEX SILVER MINES LIMITED
                      (Successor to Apex Silver Mines LDC)

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)
                                                          September 30,       December 31,
                                                          -------------       ------------
                                                              1998                1997
                                                           (Unaudited)
Assets
Current assets
 Cash and cash equivalents                                 $32,991,838         $57,033,193
 Amounts due from affiliate                                        -               722,717
 Prepaid expenses and other assets                             580,504           1,070,462
                                                           -------------       -------------
            Current assets                                  33,572,342          58,826,372

Mining properties and development costs                     26,968,712          11,888,258
Plant, buildings and equipment (net)                         2,215,497           1,149,842
Value Added Tax recoverable                                  2,802,872           1,351,004
Other non-current assets                                       346,545             113,183
                                                           -------------       -------------
            Total assets                                   $65,905,968         $73,328,659
                                                           =============       =============
Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable and other accrued liabilities            $ 1,823,887         $   593,866
 Current portion of long-term debt                             284,773             412,408
                                                           -------------       -------------
            Current liabilities                              2,108,660           1,006,274

Long-term debt                                               1,930,486           3,093,788

Shareholders' equity
 Ordinary shares, $.01 par value, 75,000,000 shares
   authorized; 26,213,297, and 19,124,916, shares
   issued and outstanding                                      262,133             191,249
 Contributed surplus                                        97,824,084          97,819,969
 Accumulated deficit                                       (36,219,395)        (28,782,621)
                                                          -------------       -------------
            Total shareholders' equity                      61,866,822          69,228,597
                                                          -------------       -------------
            Total liabilities and shareholders' equity     $65,905,968         $73,328,659
                                                          =============       =============

  The accompanying notes form an integral part of these consolidated financial statements.

                            APEX SILVER MINES LIMITED
                      (Successor to Apex Silver Mines LDC)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Expressed in United States dollars)
                                   (Unaudited)
                                     Three Months Ended                Nine Months Ended
                                        September 30,                     September 30,
                                -----------------------------     ------------------------------
                                     1998             1997             1998              1997
Income
 Interest income                $   488,812      $   131,774      $ 1,882,808      $    607,072
                                -----------------------------     ------------------------------
             Total income           488,812          131,774        1,882,808           607,072
Expenses
 Exploration                      1,202,739        2,167,115        3,539,127        10,128,698
 Administrative                   1,554,620        2,201,681        3,320,031         4,616,512
 Consulting                         885,976          802,532        1,711,608         1,862,201
 Professional fees                  163,341         (549,272)         621,990           226,591
 Amortization and depreciation       42,785           14,148          126,826            55,346
                                -----------------------------     ------------------------------
             Total expenses       3,849,461        4,636,204        9,319,582        16,889,348
                                -----------------------------     ------------------------------
             Net loss           $(3,360,649)     $(4,504,430)     $(7,436,774)     $(16,282,276)
                                =============================     ==============================
Net loss per ordinary share -
 Basic and diluted(1)           $     (0.13)     $     (0.22)     $     (0.28)     $      (0.79)
                                =============================     ==============================

Weighted average ordinary
  shares outstanding             26,210,171       20,630,363       26,211,214        20,540,864
                                =============================     ==============================

(1)    Diluted earnings per share were antidilutive for all periods presented.

  The accompanying notes form an integral part of these consolidated financial statements.

                            APEX SILVER MINES LIMITED
                      (Successor to Apex Silver Mines LDC)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Expressed in United States dollars
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                  ------------------------------------
                                                        1998                 1997
Cash flows from operating activities:
  Net cash used in operating activities            $ (4,763,272)       $ (15,879,238)
Cash flows from investing activities:
  Purchase of short-term investments                        -                    -
  Mining properties and development costs           (15,680,454)            (169,493)
  Purchases of plant, buildings and equipment        (1,254,019)                 -
  Value Added Tax Receivable                         (1,451,868)
  Other                                                (275,805)                 -
                                                   ---------------      ---------------
            Net cash used in investing activities   (18,662,146)            (169,493)
Cash flows from financing activities:
  Net cash used in financing activities                (615,937)          (1,094,756)
                                                   ---------------      ---------------
Net decrease in cash and cash equivalents           (24,041,355)         (17,143,487)
Cash and cash equivalents beginning of period        57,033,193           25,949,771
                                                   ---------------      ---------------
End of period                                      $ 32,991,838        $   8,806,284
                                                   ===============      ===============

Supplemental non-cash transactions:
  Capitalization of depreciation expense
            related to San Cristobal assets        $    137,418        $         -

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

      In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1997 Annual Report on Form 10-K.

2.   Summary of Significant Accounting Policies

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components. The effect of adopting SFAS No. 130 was not material for any of the periods presented.

3.   Value Added Tax Recoverable

  The Company has recorded all value added tax (''VAT'') paid by ASC Bolivia LDC ("ASC Bolivia"), ASC Peru LDC ("ASC Peru") and Minera de Cordilleras, S. de R.L. de C.V. ("Cordilleras Mexico") as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sale of mine production. The VAT paid by ASC Peru is expected to be recovered through the sale of mine production and or the sale of mineral properties. As of September 30, 1998, the VAT recorded by ASC Bolivia and ASC Peru is $2,460,077 and $187,985 respectively. The VAT paid by Cordilleras Mexico is recoverable upon application to local authorities. As of September 30, 1998, the VAT recorded by Cordilleras Mexico is $154,810, which represents the net balance after refunds received during 1998 in the amount of $68,946.

4.   Plant, Buildings and Equipment

  The components of plant, buildings and equipment were as follows:

                         September 30,   December 31,
                              1998           1997
                         --------------  -------------
                          (Unaudited)
  Buildings...........   $   929,096     $  410,639
  Mining equipment....       754,799        728,313
  Other furniture and
   equipment..........       794,384        104,529
                         --------------  -------------
                           2,541,279      1,243,481
  Less: Accumulated
   depreciation.......      (325,782)       (93,639)
                         --------------  -------------
                         $ 2,215,497     $1,149,842
                         ==============  =============

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997 and changes in its financial condition from December 31, 1997. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K.

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

    Mineral exploration expenditures are expensed as incurred prior to the determination of the feasibility of mining operations. Once it has been determined that a mineral property has proven and probable ore reserves as defined by the Securities and Exchange Commission ("SEC"), subsequent development and exploration expenses are capitalized. Through December 31, 1997, all acquisition and exploration costs have been expensed as incurred, except those pertaining to the San Cristobal Project. Since September 1, 1997, the Company has capitalized exploration and development costs associated with the San Cristobal Project and will continue to do so in the future.

   Apex Silver Mines Corporation ("Apex Corporation"), the Company's U.S. management services company, is subject to U.S. federal, state and local income taxes. Other than the management services company, the Company does not pay income tax in the U.S. The Company is incorporated in the Cayman Islands and does not conduct any business that currently generates U.S. taxable income. There is currently no corporate taxation imposed by the Cayman Islands. If any form of taxation were to be enacted in the Cayman Islands, the Company has been granted exemption until January 16, 2015.

Results of Operations - Three Months Ended September 30, 1998

   Interest  Income. Interest income for the third quarter of 1998  is  $488,812 compared to $131,774 for the third quarter of 1997. The increase in interest income for the comparative periods was due to the additional cash raised in the 1997 Initial Public Offering.

   Exploration. Exploration expenses were $1,202,739 for the third quarter of 1998 compared to $2,167,115 for the third quarter of 1997. The decreased exploration expenses in 1998 compared to 1997 were due to the capitalization of exploration activity at the San Cristobal Project during 1998.

  Administrative. Administrative expenses were $1,554,620 for the third quarter of 1998, compared to $2,201,681 for the third quarter of 1997. The decrease in 1998 compared to 1997 is primarily related to stock option compensation expense associated with the granting of stock options to directors and officers in 1997.

   Consulting. Consulting fees were $885,976 for the third quarter of 1998 compared to $802,532 for the third quarter of 1997. The slight increase in 1998 compared to 1997 is primarily related to the use of third party consultants in the development of financing strategies pertaining to the San Cristobal Project.

   Professional Fees. Professional fees were $163,341 for the third quarter of 1998 compared to a net credit of $549,272 for the third quarter of 1997. The third quarter credit to professional fees during 1997 was the result of the capitalization of previously expensed legal and accounting fees, in the amount of $682,355, related to the 1997 initial public offering. The 1997 credit was partially offset by $133,083 of charges recorded to professional fees during the period.

Results of Operations - Nine Months Ended September 30, 1998

  Interest Income. Interest income for the nine months ended September 30, 1998 is $1,882,808 compared to $607,072 for the nine months ended September 30, 1997. The increase in interest income for the comparative periods was due to the additional cash raised in the 1997 Initial Public Offering.

   Exploration. Exploration expenses were $3,539,127 for the nine months ended September 30, 1998, compared to $10,128,698 for the nine months ended September 30, 1997. These expenditures were associated primarily with projects in Bolivia, Mexico and Peru. The decreased exploration expenses in 1998 compared to 1997 were due to the capitalization of exploration activity at the San Cristobal Project in 1998.

   Administrative. Administrative expenses were $3,320,031 for the nine months ended September 30, 1998, compared to $4,616,512 for the nine months ended September 30, 1997. The decrease in 1998 compared to 1997 is primarily related to stock option compensation expense associated with the granting of stock options to directors and officers in 1997.

   Consulting. Consulting fees were $1,711,608 for the nine months ended September 30, 1998, compared to $1,862,201 for the nine months ended September 30, 1997. The decrease in 1998 compared to 1997 is primarily due to a decrease in expenses associated with retaining third party consultants to prepare technical studies on exploration stage properties.

  Professional Fees. Professional fees were $621,990 for the nine months ended September 30, 1998, compared to $226,591 for the nine months ended September 30, 1997. The increase for 1998 compared to 1997 was primarily due to higher legal and accounting fees related to SEC compliance and reporting and shareholder relation activities.

Liquidity and Capital Resources

   As of September 30, 1998, the Company had cash and cash equivalents of $32,991,838 compared to $57,033,193 at December 31, 1997. The decrease was due primarily to costs incurred on the San Cristobal Project and other exploration activities.

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

Recent Developments

        The Company is currently conducting a bankable feasibility study on its San Cristobal Project, which it expects to complete in mid-1999. Based on drill results through the end of September 1998, the Company announced on October 28, 1998, that the proven and probable reserves have more than doubled from the 1997 first phase feasibility study.

        Proven and probable reserves now total 259.5 million tonnes of ore grading 1.96 ounces per tonne of silver, 1.57 percent zinc and 0.55 percent lead. Assumptions used to develop these reserves include market prices of $5.00 per ounce silver, $0.47 per pound of zinc and $0.25 per pound of lead. Updated reserves now contain 509 million ounces of silver, 4.1 million tonnes of zinc and 1.4 million tonnes of lead.

  1998 drilling also resulted in a modest increase in the strip ratio(tonnes of waste per tonne of ore) to 1.90:1 versus a first phase feasibility strip ratio of 1.66:1. In addition, the 1998 drilling has extended the mine life to 24.0 years using a throughput rate of 30,000 tonnes per day, compared to a first phase feasibility mine life of 11.5 years at the same throughput rate. The increased grade of the new reserves will also result in increased metal production at the same throughput rate.

Other Matters

        In April 1998, the Company retired $900,000 of long-term debt for a cash payment of $300,000. This debt was originally supposed to be paid through a 5% net smelter return royalty in the first year of production. The $600,000 difference was treated as a reduction of mining properties on the Company's balance sheet.

In August 1998, the Company purchased Silver Holdings LDC's (Silver Holdings") 24 percent minority interest in Apex Silver Mines LDC ("Apex LDC"), the Company's primary operating subsidiary. The Company purchased the minority interest with 6,297,321 of its ordinary shares in accordance with the terms of a 1996 buy-sell agreement amongst the Company and minority shareholders in Apex LDC. With completion of the purchase, the Company now owns 100 percent of Apex LDC. As Silver Holdings' ownership in Apex LDC converted on a one-for-one basis to the Company's ordinary shares, this transaction does not effect the beneficial or economic interest in Apex LDC attributable to the Company's shareholders.

Year 2000 Date Conversion

      The inability of certain computer programs to interpret "00" as the year 2000 does not appear to be a significant problem for the Company. As of September 30, 1998, the Company does not maintain a mainframe computer or central database, and the accounting system is supported by personal computers and their related software. Although the software may require minor adjustments, the costs would be immaterial. To further mitigate the risk of data loss or corruption, the Company performs regular tape backups of all files, stays in contact with software manufacturers regarding updates to their products and keeps informed of the latest developments concerning year 2000 issues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

           Currently,  the Company's major principal cash balances are  held  in
U.S. dollars. Subsidiary cash balances in foreign currencies are held to minimum balances and therefore have a minimum risk to currency fluctuations. There are currently no hedge positions against foreign currencies. The Company to date has not hedged commodity and base metals price risks. However, in order to complete the financing necessary to develop its mineral properties, the
Company  anticipates  that  it will be required to hedge  some  portion  of  its
planned  production  in  advance.   In addition, as its mineral  properties  are
brought into production and the Company begins to derive revenue from the production, sale and exchange of metals, the Company may utilize various price-hedging techniques to lock in forward delivery prices on a portion of its production. Such price-hedging techniques would be balanced to mitigate some of the risks associated with fluctuations in the prices of the metals the Company produces while allowing the Company to take advantage of rising metal prices should they occur. The Company may also engage in hedging activities to hedge the risk of exposure to currency fluctuations as a result of its operations in several foreign countries. There can be no assurance that the use of hedging techniques will always benefit the Company.

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






                         APEX SILVER MINES LIMITED
                         (Registrant)



Date: November 12, 1998      By:  /s/  Thomas S. Kaplan
                                Thomas S. Kaplan
                                Chairman, Board of Directors