Form 10-K405
period 1998-12-31
APEX SILVER MINES LTD
filed 1999-03-26
CIK 1011509

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                For the transition period from        to

                        Commission file number 1-13627

                               ----------------

                           APEX SILVER MINES LIMITED
            (Exact Name of Registrant as Specified in its Charter)

 Cayman Islands, British West Indies                 Not Applicable
     (State of Incorporation or                     (I.R.S. Employer
            Organization)                          Identification No.)


          Caledonian House                           Not Applicable
           Jennett Street                              (Zip Code)
      George Town, Grand Cayman
 Cayman Islands, British West Indies
   (Address of principal executive
               office)

                                (345) 949-0050
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
  Ordinary Shares, $0.01 par value                     registered
                                                 American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $249,359,040 as of March 23, 1999.

  The number of Ordinary Shares outstanding as of March 23, 1999 was 26,248,320.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 and 2: BUSINESS AND PROPERTIES

  Apex Silver Mines Limited ("Apex Limited" or the "Company") is engaged in the exploration and development of silver properties in South America and Central America. Since the Company was founded in 1993, it has accumulated one of the largest, most diversified portfolios of silver exploration properties in the world, having acquired the rights to or gained control of approximately 95 non-producing silver and other mineral properties located in or near the traditional silver producing regions of Bolivia, Mexico, Peru, Chile and Honduras. Exploration efforts since 1993 have successfully produced the Company's first development project, the 100 percent owned San Cristobal project (the "San Cristobal project") located in southern Bolivia. San Cristobal's proven and probable reserves total 259.5 million tonnes of ore grading 2.0 ounces per tonne of silver, 1.57 percent zinc and 0.55 percent lead, containing 509 million ounces of silver, 4.1 million tonnes of zinc and
1.4 million tonnes of lead.

  Apex Silver Mines Ltd. was formed in 1993 under the laws of Bermuda. In 1994, Apex Silver Mines Ltd. contributed substantially all of its assets to Apex Silver Mines ("Apex LDC") (formerly Apex Silver Mines LDC), a company organized under the laws of the Cayman Islands. Apex Limited, which was formed to serve as a holding company for certain ownership interests in Apex LDC, was organized under the laws of the Cayman Islands in 1996. As the result of several transactions from 1996 through 1998, including the exchange in 1998 by certain minority shareholders of shares of Apex LDC for Ordinary Shares of Apex Limited pursuant to a previously existing agreement, Apex Limited now owns 100 percent of Apex LDC. In December 1997, the Company completed an initial public offering of Ordinary Shares.

  As used herein, Apex Limited, the Company, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

BUSINESS STRATEGY

  Apex Limited is one of a limited number of mining companies which focus on silver exploration, development and production. Our strategy is to capitalize on our sizeable portfolio of silver exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

  Although our primary focus is on mining silver, we intend to produce other metals associated with our silver deposits, such as zinc, lead, copper and gold, if economically practicable. The Company is managed by a team of seasoned mining professionals with signficant experience in the identification and exploration of mineral properties, as well as the construction, development and operation of large scale, open pit and underground, precious and base metals mining operations.

  The principal elements of the Company's business strategy are to proceed to develop the San Cristobal project into a large scale open pit mining operation; continue to explore and evaluate the Cobrizos silver property in southern Bolivia and the Platosa silver and zinc property in northern Mexico; continue to explore and develop other properties which we believe are most likely to contain significant amounts of silver and divest those properties that are not of continuing interest; and identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver or have exploration potential.

SAN CRISTOBAL PROJECT

  The 100 percent owned San Cristobal project is located in the San Cristobal mining district of the Potosi Department in southern Bolivia, a region that has historically produced a significant portion of the world's silver supply. San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the capital city of La Paz. The project is accessible by a gravel road from the international railroad at Rio Grande, approximately 50 kilometers to the north, and from the town of Uyuni, a former railroad maintenance town, approximately 80 kilometers to the northeast. The railroad begins at the Chilean port of Antafogasta, approximately 460 kilometers southwest of San Cristobal, and continues approximately 500 kilometers north to La Paz.

  The San Cristobal property is comprised of certain mining concessions in a large block of concessions owned or controlled by the Company covering approximately 345,000 acres. The property is largely unexploited. The relatively small, shut down Toldos mine, located approximately 1.5 kilometers from San Cristobal, was mined by underground block caving and open pit mining between 1985 and 1995. At present, there is no significant plant or equipment on the San Cristobal property.

  Additional drilling in 1998 doubled proven and probable reserves at San Cristobal, which total 259.5 million tonnes of ore grading 2.0 ounces per tonne of silver, 1.57 percent zinc and 0.55 percent lead. These reserves contain 509 million ounces of silver, 4.1 million tonnes of zinc and 1.4 million tonnes of lead. The full dimensions of the San Cristobal deposit have not yet been determined; mineralized material extends outward from the identified ore body in most directions as well as to depths below 260 meters. The Company believes that its San Cristobal property contains one of the largest known open pit silver, zinc and lead deposits in the world. Based on the geology of San Cristobal, and the drilling, analysis and proven and probable reserves identified to date, the Company believes that the San Cristobal project could be extended in life and/or increased in scale.

  The San Cristobal project is expected to be a large scale, open pit mining operation using conventional mining and processing technologies capable of producing and processing an aggregate 40,000 tonnes per day of ore. The stripping ratio is expected to be approximately 1.9 tonnes of waste for each tonne of ore. The Company plans to secure committed financing by the end of 1999, with mobilization for construction expected to commence shortly thereafter. Start-up is targeted to commence in late 2001, with production expected to commence in 2002.

  A bankable feasibility study of the San Cristobal project is being prepared for the Company by Kvaerner Metals, Nonferrous Division, an international engineering, procurement, construction and management firm. We expect the feasibility study to be completed mid year 1999. Kvaerner was also retained by the Company to confirm independently the reliability of the Company's drilling, sampling, and assaying procedures at the San Cristobal project.

Geology

  The San Cristobal project occupies the central portion of a depression associated with volcanism of Miocene age. The 4 kilometer diameter depression is filled with fine to coarse grained volcanoclastic sedimentary rocks (including shale, conglomerate, sandstone, landslide debris and talus). During the late Miocene Period, after sedimentation had nearly filled the depression, a series of dacite and andesite porphyry sills and domes intruded the volcanoclastic rocks. Disseminated and stockwork silver-lead-zinc mineralization formed locally both within the volcanoclastic sediments and in the intrusions themselves. The disseminated mineralization was not mined in the past except at the nearby Toldos mine. Historic production on the San Cristobal property was from veins.

  The two largest areas of mineralization, the Jayula and Tesorera deposits, initially were drilled separately. Additional drilling in 1998, which more than doubled proven and probable reserves, merged the Jayula and Tesorera deposits into one large deposit, now called the San Cristobal orebody.

  Mineralization at the Jayula portion of the San Cristobal orebody is dominated by stockwork consisting of iron oxides, clays, galena, barite, sphalerite, pyrite, tetrahedrite, and acanthite. The veins of the stockwork are most abundant in the dacite sill, near its contact with the volcanoclastic sedimentary rocks. At the Tesorera portion of the orebody, mineralization is characterized by galena, sphalerite, and acanthite, disseminated in the volcanoclastic sedimentary rocks. This mineralization is most prevalent in the coarser grained beds, usually conglomerates and coarse sandstones. To the extent that ore grade mineralization is confined to the sedimentary beds, the mineral zones are both stratiform and strata-bound, forming tabular bodies.

  Oxidation of the mineralized zone at San Cristobal has occurred to depths averaging 40 to 75 meters and affects approximately ten percent of the reserves. In this oxide zone, zinc has been almost completely leached out by groundwater; silver values, however, are locally enhanced due to secondary enrichment processes. In the oxide zone, the dominant minerals are iron oxides, clays, native silver, and secondary acanthite.

Reserves

  As of December 31, 1998, the San Cristobal deposit drilling totals approximately 149,500 meters of reverse circulation and approximately 20,100 meters of diamond drilling. The drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The deposit is open at depth and in several lateral directions.

  Proven and probable reserves were calculated using a $4.75 NSR per tonne cutoff value and market price assumptions of $5.00 per ounce of silver, $0.47 per pound of zinc, and $0.25 per pound of lead. Proven and probable reserves include an average recovery of 75.5 percent for silver, 78.0 percent for zinc and 73.3 percent for lead. The following tables show the Company's proven and probable reserves of silver, zinc and lead at the San Cristobal project, which were calculated by Mine Reserves Associates Inc. ("MRA").

             Proven and Probable Reserves--San Cristobal Project
      -----------------------------------------------------------------------------
                        Average Grade                    Contained Metals
                 ---------------------------------   -------------------------------
      Tonnes       Silver        Zinc      Lead      Silver       Zinc       Lead
      of ore        Grade        Grade     Grade     Ounces      Tonnes     Tonnes
      (000s)     (oz./tonne)      (%)       (%)      (000s)      (000s)     (000s)
      -------    -----------     -----     -----     -------     ------     ------
      259,519        2.0         1.57      0.55      509,358     4,074      1,427

  In addition to proven and probable reserves, MRA has estimated 35 million tonnes of mineralized material at an average grade of 1.60 ounces of silver per tonne, 1.30 percent zinc, and 0.41 percent lead.

EXPLORATION

  Other than San Cristobal and nearby exploration projects in the San Cristobal district, the Company has a portfolio of silver properties in Bolivia, Mexico, Peru, Chile, Honduras and Central Asia totaling in excess of
2.5 million acres and contain potential for silver mineralization or other significant exploration potential. These mineral properties consist of (i) mining concessions which the Company has acquired, or applied for directly;
(ii) mining concessions which the Company has leased, typically with an option to purchase; and (iii) mining concessions which the Company has agreed to explore and develop and, if feasible, bring into production, in concert with joint venture partners.

  The Company generally seeks to structure its acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties that the Company determines do not warrant further exploration or development expenditures are divested, typically without further financial obligation to the Company. Although the Company believes that its exploration properties may contain significant silver or other mineralization, the Company's analysis of these properties is at a preliminary stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by the Company's own exploration programs.

  The Company's development activities are currently focused on the San Cristobal project, while exploration is concentrated on the Cobrizos property in southern Bolivia and the Platosa property in northern Mexico. In 1999, we expect to complete metallurgical testing at Cobrizos and to complete geophysical work followed by a drilling program at Platosa. Although the San Cristobal project remains the Company's top development priority, the initial work at the Cobrizos and Platosa properties has been promising, and the Company believes that these properties eventually may become candidates for development.

Cobrizos

  The Cobrizos property is located on level terrain 12 kilometers north of the San Cristobal project in southern Bolivia. Its proximity to San Cristobal could afford significant potential operating and administrative efficiencies.

During pre-Columbian times, green and blue supergene copper carbonate minerals were produced from the deposit at Cobrizos for use as pigment. Spanish miners subsequently engaged in small scale native copper and copper sulfate mining. Between 1892 and 1906 Compania Arenal sank shafts as deep as 60 meters and produced copper from approximately 100,000 tonnes of material extracted from shallow underground and open cast workings. A combination of flooding and carbon dioxide build-up in the workings ultimately forced a cessation of operations.

  The Company is party to a joint venture agreement with Corporacion Minera de Bolivia S.A. ("Comibol"), a Bolivian government mining company, on its approximately 5,000 acres of mining rights at the Cobrizos property. Under the agreement, the Company must make certain payments to Comibol and complete certain work commitments on the property in order to acquire an 85 percent interest in the joint venture. Under the joint venture, Comibol would receive five percent of the operating cash flow (as defined in the agreement) from production at the Cobrizos property until the Company has recovered its entire capital investment; thereafter, Comibol would receive 15 percent of operating cash flow. The Company would be the operator of the joint venture.

 Geology

  Cobrizos is a partially oxidized copper-silver deposit of possible roll front or red bed type in shale and sandstone of the Jurassic Potoco Formation.

 Exploration and Mineralized Material

  A drilling program in 1997 and 1998 focused on a silver and copper rich zone previously identified by the Company. Twelve holes were drilled over a strike length of 850 meters which, together with the four earlier holes, resulted in the holes being spaced approximately 75 meters apart. The results indicate a steeply dipping mineralized zone with an average width of 55 meters over the 855 meters of strike length, open at both ends. The indicated depth from surface or near surface is at least 100 meters. MRA calculates that the Cobrizos property contains mineralized material of 11 million tonnes at grades averaging between 3 and 4 ounces of silver per tonne. Further drilling is required to determine the limits of the Cobrizos mineralization, and whether there are proven and probable reserves.

Platosa

  In February 1999, the Company announced completion of its first drill program on the approximately 10,800 acre Platosa property which is located 5 kilometers northwest of the town of Bermejillo in the Durango State in northern Mexico. Under the terms of its exploration and development agreement, the Company has the right to earn up to a 65 percent direct ownership interest in the property. Upon completion of earn-in requirements, a joint venture company would be formed with the Company as operator.

  Five diamond drill holes totaling approximately 800 meters have been completed. Four of the five holes contained mineralization or other indications of favorable conditions for limestone replacement ("manto") type silver-lead-zinc deposits. One hole encountered 7.45 meters of massive and sanded sulfides averaging 36.4 ounces per tonne silver, 35 percent zinc and 14 percent lead. Overall core recovery averaged 53 percent for the 7.45 meter interval. The Company's geologists believe that the material not recovered was sulfide sand. The Company is conducting a geophysical survey, which will aid geologists in mapping the subsurface anomaly and guide the design of a follow-up drill program.

  The Platosa property contains water and is located within approximately 1.5 kilometers of a major paved highway, railroad, and natural gas and power lines. Platosa is located approximately 25 kilometers northeast of the Ojuela mine at Mapimi where historical production totaled between 5 and 6 million tonnes of ore grading 15.3 ounces per tonne of silver, in excess of 0.11 ounces per tonne of gold, 15 percent lead and 10 percent zinc. Ore deposits of this type are important producers of these metals elsewhere in Mexico and the American Cordillera.

Other Mineral Properties

  In addition to the San Cristobal project and the Cobrizos and Platosa exploration properties, the Company has a portfolio of more than 2.5 million acres of exploration properties located in the traditional and emerging silver producing regions of the world. The distribution of these holdings is summarized in the table below.

      Location and Distribution of Major Groups of Exploration Properties

                                                          Number of
      Country                                             Properties Acreage(1)
      -------                                             ---------- ----------
   South America
     Bolivia.............................................      3     1,134,001
     Chile...............................................      1         1,977
     Peru................................................      6       183,899
                                                             ---     ---------
       Subtotal..........................................     10     1,319,877
                                                             ---     ---------
   Central America
     Honduras............................................      7       120,580
     Mexico..............................................      6       166,691
                                                             ---     ---------
       Subtotal..........................................     13       287,271
                                                             ---     ---------
   Central Asia                                                4     1,388,470
                                                             ---     ---------
       Total.............................................     27     2,995,618
                                                             ===     =========

--------
(1) The Company's holdings consist primarily of ownership interests, leases, options and joint venture interests, in varying percentages. Acreage and percent of total acreage figures do not include land considered part of the San Cristobal, Cobrizos and Platosa properties. These three properties consist of claims and concessions comprising approximately 345,000 acres, 5,000 acres, and 10,800 acres, respectively.

  The Company's exploration activities in certain countries are described below. Due to the preliminary nature of the available information regarding these properties, the exploration portfolio is discussed in general terms.

Bolivia

  The Company is one of the largest private owners of mineral rights in Bolivia. The Company's holdings and joint ventures, excluding the Cobrizos property and the San Cristobal project, now total approximately 1.1 million acres, including its existing joint venture interests in the historic Pulacayo mine and options on several properties currently under evaluation. The Company is aggressively pursuing its exploration program in Bolivia.

Chile

  The Company evaluates exploration opportunities in Chile, but does not maintain an office there.

Peru

  The Company has an exploration office in Lima and is actively exploring for silver in Peru, the world's second largest silver producing country. In addition to its San Juan de Lucanas (silver-gold veins) and Otuzco (copper-gold porphyry) properties, the Company has several other properties currently undergoing various stages of mapping, sampling and geophysical evaluation. The Company owns approximately 20 percent of the San Juan de Lucanas property and has rights to acquire most of the remaining 80 percent under contracts with former employees of a company which previously operated a mine on the property. The former employees acquired rights to the property in exchange for a release of claims against their former employer pursuant to a settlement agreement which has received required court approvals. The registration of the settlement agreement (which has been ordered by the court) and subsequent property transfers are pending. The Company's interest in this property may be subject to slight dilution as certain employees have not agreed to sell their rights to the Company or have sought or may seek to terminate their agreements with the Company.

Mexico

  Mexico is the largest producer of silver in the world. The Company has an exploration office at Zacatecas, Zacatecas State in northern Mexico, the heart of the silver belt. We hold approximately 12,700 acres of mineral rights in the Zacatecas mining district that we continue to evaluate for vein and volcanogenic massive sulfide exploration targets. Excluding Platosa, the Company controls approximately 165,000 acres of mineral rights in Mexico that it is evaluating for silver and other metals in combination with silver.

Honduras

  The Company holds approximately 120,000 acres of mineral rights in Honduras that are administered by the exploration office in Zacatecas, Mexico. Approximately 1,600 meters of diamond drilling was completed by the end of 1998 at the El Ocote silver-copper property, and further evaluation work is planned for 1999.

                                 RISK FACTORS

  Investors in the Company should consider carefully, in addition to the other information contained herein, the following risk factors:

No Production History--we have not mined any silver or other metals.

  Our company has no history of producing silver or other metals. The development of our economically feasible properties will require the construction or rehabilitation and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce silver or other metals at any of our properties.

History of Losses--we expect losses to continue for at least the next three years.

  As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 1998, we had an accumulated deficit of $39.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

Potential Inaccuracy of the Reserves and Other Mineralization Estimates

  Unless otherwise indicated, reserves and other mineralization figures presented in our filings with the Securities and Exchange Commission, press releases and other public statements that may be made from time to time are based on estimates of contained silver and other metals made by independent geologists and/or our own personnel. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling which may prove to be unreliable. There can be no assurance that:

  .  such estimates will be accurate;

  .  reserves and other mineralization figures will be accurate; or

  .  reserves or mineralization could be mined and processed profitably.

  Since we have not commenced production on any of our properties, reserves and other mineralization estimates for these properties may require adjustments or downward revisions based on actual production experience. Extended declines in market prices for silver, zinc and lead may render portions of our reserves uneconomic and result in reduced reported reserves. Any material reductions in estimates of our reserves and other mineralization, or of our ability to extract such reserves or mineralization, could have a material adverse effect on our results of operations and financial condition.

  We have not established the presence of any proven or probable reserves at any of our mineral properties other than the San Cristobal project. Although independent parties have prepared conceptual studies with respect to certain of our other properties using data and assumptions that we have provided, these studies involve assumptions and projections based on a level of data insufficient to establish the presence of proven or probable reserves. There can be no assurance that subsequent testing or future feasibility studies will establish additional reserves at our properties. The failure to establish additional reserves could restrict our ability to successfully implement our strategies for long term growth beyond the San Cristobal project.

San Cristobal Project Risks--the completion of the San Cristobal project is subject to additional risks as detailed below.

  We plan to complete the development of the San Cristobal project and commence production operations by late 2001. However, there can be no assurance that:

  . the development of the San Cristobal project will be commenced or completed on a timely basis, if at all;

  .  the resulting operations will achieve the anticipated production volume;
     or

  . the construction costs and ongoing operating costs associated with the development of the San Cristobal project will not be higher than anticipated.

  If the actual cost to complete the development of the San Cristobal project is significantly higher than expected, there can be no assurance that we will have enough funds to cover such costs or that we would be able to obtain alternative sources of financing to cover such costs. Failure to obtain necessary project financing on acceptable terms, to commence or complete the development of the San Cristobal project on a timely basis, to achieve anticipated production capacity, and unexpected cost increases could have a material adverse effect on our future results of operations and financial condition.

  The proximity of the town of San Cristobal may adversely affect our ability to efficiently mine the San Cristobal project. We are in the process of relocating the local population of approximately 350 persons to a new village that we are currently constructing. There can be no assurance that we will successfully complete this relocation program within the time period required by our development plans, if at all.

  The successful development of the San Cristobal project is subject to the other risk factors described herein.

Dependence on a Single Mining Project--our principal asset is the San Cristobal project.

  We anticipate that the majority, if not all, of our revenues and profits for the next few years and beyond will be derived from the sale of metals mined at the San Cristobal project. Therefore, if we are unable to complete and successfully mine the San Cristobal project in a timely manner, our ability to generate revenue and profits would be materially adversely affected.

Management of Growth--our success will depend on our ability to manage our growth.

  We anticipate that as we bring our mineral properties into production and as we acquire additional mineral rights, we will experience significant growth in our operations. We expect this growth to create new positions and responsibilities for management personnel and increase demands on our operating and financial systems. There can be no assurance that we will successfully meet such demands and manage our anticipated growth.

Volatility of Metals Prices--our profitability will be affected by changes in the prices of metals.

  Our profitability and long-term viability depend, in large part, on the market price of silver, zinc, lead and other metals. The market prices for such metals are volatile and are affected by numerous factors beyond our control, including:

  .  global or regional consumption patterns;

  .  supply of, and demand for, silver, zinc, lead and other metals;

  .  speculative activities;

  .  expectations for inflation; and

  .  political and economic conditions.

  The aggregate effect of these factors on metals prices is impossible for our company to predict. A decrease in metals prices could adversely affect our ability to finance the development of the San Cristobal project and the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations.

Hedging Risks--we may lose money through our hedging program.

  We have commenced a limited preliminary program to hedge against commodity and base metals price risks. We anticipate that as we bring our mineral properties into production and we begin to generate revenue, we may utilize various price hedging techniques to mitigate some of the risks associated with fluctuations in the prices of the metals we produce. We may also engage in activities to hedge the risk of exposure to currency and interest rate fluctuations as a result of our operations in several foreign countries. Further, terms of certain of our financing arrangements may require us to hedge against these risks.

  There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Hedging instruments which protect against market price volatility may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production. Such limitation would limit our revenues and profits. Hedging contracts are also subject to the risk that the other party may be unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse effect on our financial condition and results of operations.

Acquisition, Exploration and Development Risks--the acquisition, exploration and development of mineral properties is highly speculative in nature and frequently non-productive.

  Our future growth and profitability will depend, in part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration and development programs. Our strategy is to expand our reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non-productive. If we discover mineralization, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. Substantial expenditures are required to:

  . establish ore reserves through drilling and metallurgical and other testing techniques;

  . determine metal content and metallurgical processes to extract metal from the ore; and

  .  construct, renovate or expand mining and processing facilities.

  As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights or that our exploration programs will result in new proven and probable reserves or in mineral production.

  None of our mineral properties, including the San Cristobal project, has an operating history upon which we can base estimates of future cash operating costs. Estimates of reserves and operating costs, particularly for development projects like the San Cristobal project, are based to a large extent upon interpreting geologic data obtained from drill holes and other sampling techniques and on feasibility studies. Feasibility studies derive estimates of cash operating costs based upon, among other things:

  .  anticipated tonnage and grades of ore to be mined and processed;

  .  anticipated metallurgical characteristics of the ore;

  .  configuration of the ore body;

  .  expected recovery rates of silver and other metals from the ore;

  . expected presence or absence in the ore of metals that are deleterious to metals recovery;

  .  the cash operating costs of comparable facilities and equipment; and

  .  anticipated climatic conditions.

  Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

  In addition, there are a number of uncertainties inherent in the development and construction of any new mine, including:

  . the timing and cost, which can be considerable, of the construction of mining and processing facilities;

  . the availability and cost of skilled labor, power, water and transportation facilities;

  . the availability and cost of appropriate smelting and refining arrangements;

  . the need to obtain necessary environmental and other governmental permits, and the timing of those permits; and

  . the need to obtain funds to finance construction and development activities.

  The costs, timing and complexities of mine construction and development are increased by the remote location of many mining properties, like the San Cristobal project. It is common in new mining operations to experience unexpected problems and delays during mine start-up. In addition, delays in the commencement of mineral production often occur.

  Thus, there can be no assurance that minerals will be discovered, in sufficient quantities to justify commercial operations in any of our company's properties, other than the San Cristobal project, or that the funds required for mine construction and development can be obtained. Accordingly, there is no assurance that our future development activities or exploration efforts will result in profitable mining operations.

Title to Our Mineral Properties May be Challenged

  Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged or impugned. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the claims in which we hold direct or indirect interests and, therefore, the precise area and location of such claims may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to such properties.

  We derive the rights to certain of our mineral properties, including certain of our principal properties at the San Cristobal project, from leaseholds or purchase option agreements which require the payment of rent or other installment fees. If we fail to make such payments when they are due, our rights to such property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, certain of our contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of such development or production schedules. In addition, our ability to transfer or sell our rights to certain mineral properties requires governmental approvals or third party consents, which may not be granted.

Mining Risks and Limits of Insurance Coverage--we cannot insure against all of the risks associated with mining.

  The business of mining is subject to a number of risks and hazards, including:

  .  adverse environmental effects;

  .  industrial accidents;

  .  labor disputes;

  .  technical difficulties due to unusual or unexpected geologic formations;

  .  cave-ins; and

  . flooding and periodic interruptions due to inclement or hazardous weather conditions.

  Such risks can result in, among other things:

  . damage to, and destruction of, mineral properties or production facilities;

  .  personal injury;

  .  environmental damage;

  .  delays in mining;

  .  onetary losses; and

  .  legal liability.

  Although we maintain, and intend to continue to maintain, insurance with respect to our operations and mineral properties within ranges of coverage consistent with industry practice, there can be no assurance that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential liability for pollution or other disturbances resulting from mining exploration and production) is not generally available. In addition, certain risks associated with developing and producing silver, zinc, lead and other metals may be excluded from coverage or may result in liabilities which exceed policy limits. Further, we may elect to not seek coverage for certain risks. The occurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial condition and results of operations.

Foreign Operations--we conduct all of our exploration activities in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

  We currently conduct exploration activities in countries with developing economies including Bolivia, Chile, Honduras, Mexico and Peru in Latin America. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

  .  political instability and violence;

  .  war and civil disturbance;

  .  expropriation or nationalization;

  .  changing fiscal regimes;

  .  fluctuations in currency exchange rates;

  .  high rates of inflation;

  .  underdeveloped industrial and economic infrastructure; and

  .  unenforceability of contractual rights.

  Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and development activities could adversely affect our business. Our operations may be affected in varying degrees by government regulations with respect to, among other things:

  .  production restrictions;

  .  price controls;

  .  export controls;

  .  income and other taxes;

  .  maintenance of claims;

  .  environmental legislation;

  .  foreign ownership restrictions;

  .  foreign exchange and currency controls;

  .  labor;

  .  welfare benefit policies;

  .  land use;

  .  land claims of local residents;

  .  water use; and

  .  mine safety.

  We cannot accurately predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition and results of operations.

Government Regulation of Environmental Matters--our exploration activities are subject to foreign environmental laws and regulations which may materially adversely affect our future operations.

  Our commercial production and mineral exploration and development are subject to foreign laws and regulations which control the mining and exploration of mineral properties and their potential effects upon the environment. These laws and regulations are comprehensive and deal with matters such as air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These laws and regulations will require our company to acquire permits and other authorizations for certain activities. There can be no assurance that we will be able to acquire such permits or authorizations on a timely basis, if at all. Any delay in acquiring a permit or authorization could increase the development cost of a project and may delay the commencement of production.

  Environmental legislation is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Many aspects of mine operation and reclamation require permits from various regulatory authorities. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (1) necessitate significant capital outlays, (2) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects and (3) materially adversely affect our future operations.

  Our preliminary analysis of the mining activities conducted by the previous owner and operator of the Toldos mine at the San Cristobal project indicates that low-level effluents from the site may be draining into a seasonal stream which flows into the Rio Grande, which flows into the Salar de Uyuni, a salt lake to the north of the San Cristobal project. Pursuant to the recently enacted Bolivian mining code, mining companies are not liable for identified pre-existing conditions. We expect to improve the environmental situation which may currently exist at the site. We do not expect any such efforts to have a material adverse effect on our proposed operations at the San Cristobal project.

  We may be unaware of existing environmental conditions on our other mineral properties which have been caused by previous or existing owners or operators of the properties. We have not sought complete environmental analyses of our mineral properties and have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. To the extent we are subject to environmental requirements or liabilities, the cost of compliance with such requirements and satisfaction of such liabilities would reduce our net cash flow and could have a material adverse effect on our financial condition and results of operations. If we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

Competition--we compete against larger and more experienced companies.

  The mining industry is intensely competitive. We compete with many companies that have greater financial resources, operational experience and technical capabilities than we have. Competition in the mining business could adversely affect our ability to attract requisite capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and to hire experienced mining professionals.

Holding Company Structure Risks--our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions imposed by law and foreign currency exchange regulations.

  We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Our subsidiaries' ability to pay dividends or make other distributions to our company is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary's liquidation, we may lose all or a portion of our investment in such subsidiary.

Requirement of External Financing--we may not be able to raise the funds necessary to explore and develop our mineral properties.

  We will need external financing to develop and construct the San Cristobal project and to fund the exploration and development of our other mineral properties. Sources of such external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain such financing could have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain, production at our mineral properties.

Dependence on Key Personnel

  We are dependent on the services of certain key executives including our chairman and our chief operating officer. The loss of these persons, other key executives or personnel, or our inability to attract and retain additional highly skilled employees required for expanding our activities, may have a material adverse effect on our business or future operations. In addition, we do not intend to maintain "key-man" life insurance on any of our executive officers or other personnel.

Substantial Control By Directors and Officers, and Certain Shareholders--the substantial control of our company by the directors and officers, and certain shareholders may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

  As of December 31, 1998, Thomas S. Kaplan and the other directors of our company and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to such persons or entities, beneficially owned approximately 33% of the outstanding shares of our company (including approximately 1.3% owned by Paul Soros and his affiliates and approximately 6.7% owned by Eduardo Elsztain and his affiliates). In addition, as of December 31, 1998, Quantum Industrial Partners LDC and Geosor Corporation collectively owned approximately 17% of the outstanding shares of our company. George Soros, by virtue of his ownership of Geosor Corporation and his position with Soros Fund Management LLC, an investment advisor to Quantum Industrial Partners LDC, may have the power to direct the way that these shares are voted. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

METALS MARKET OVERVIEW

Silver Market

  Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used for currency, the principal uses of silver can be divided into three main categories: (i) industrial uses, primarily electrical and electronic components; (ii) photography; and (iii) jewelry and silverware. According to publications of the CPM Group ("CPM"), in 1998 approximately 822.2 million ounces of silver were consumed for these and other industrial purposes, an increase of 2.4 percent from 1997. An additional 25 million ounces of silver was used to satisfy the coinage demand in 1998, an increase of 32.6 percent from 18.9 million ounces in 1997.

  Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Specifically, it is used in photography, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification.

  Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 76 percent of mined silver is produced as a by-product of mining of lead, zinc, gold, nickel or copper deposits. CPM estimates that in 1998 recycled or secondary supply of silver increased at its fastest rate since 1995, rising 10.2 percent to 176 million ounces, in response to higher silver prices. CPM further estimates that total silver supply (from mine production, recycling and estimated dishoarding and government stockpile sales) has been insufficient to meet industrial demand since 1990, and stockpiles have been diminishing. CPM studies indicate that approximately 630 million ounces of silver were supplied from all sources in 1998, an increase of 7.7 percent from 1997. Mine production of silver rose 6.7 percent to 448 million ounces.

  The following table sets forth the London Silver Market's annual average, high and low spot price of silver in U.S. dollars per troy ounce since 1978.

      Year                                                   Average High   Low
      ----                                                   ------- ----- -----
                                                              (U.S. dollars per
                                                                 troy ounce)
      1978..................................................   5.42   6.26  4.82
      1979..................................................  11.06  32.20  5.94
      1980..................................................  20.98  49.45 10.89
      1981..................................................  10.49  16.30  8.03
      1982..................................................   7.92  11.11  4.90
      1983..................................................  11.43  14.67  8.37
      1984..................................................   8.14  10.11  6.22
      1985..................................................   6.13   6.75  5.45
      1986..................................................   5.46   6.31  4.85
      1987..................................................   7.01  10.93  5.36
      1988..................................................   6.53   7.82  6.05
      1989..................................................   5.50   6.21  5.04
      1990..................................................   4.83   5.36  3.95
      1991..................................................   4.06   4.57  3.55
      1992..................................................   3.95   4.34  3.65
      1993..................................................   4.31   5.42  3.56
      1994..................................................   5.28   5.75  4.64
      1995..................................................   5.19   6.04  4.41
      1996..................................................   5.19   5.83  4.71
      1997..................................................   5.17   6.27  4.22
      1998..................................................   5.54   6.83  4.88

--------
Source: Silver Institute and Kitco

Zinc and Lead Markets

  The Company anticipates that the San Cristobal project will, and that other future projects may, involve the production of economically significant quantities of metals other than silver. The Company expects that production from the San Cristobal project will include the extraction, processing and sale of significant quantities of zinc and lead contained in sulfide concentrates.

  Due to the corrosion resisting property of zinc, zinc is used primarily as the coating in galvanized steel, which is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting, and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers. Industrial consumption of zinc in 1998 was estimated in publications of the International Lead Zinc Study Group (the "ILZSG") at 6.47 million tonnes. Recycled zinc accounts for about eight percent of the zinc consumed on an annual basis. According to the ILZSG, 5.60 million tonnes of zinc were produced in 1998.

  The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying, and in chemical form is used in alloys, glass and plastics. Western world industrial consumption of lead in 1998 is estimated by the ILZSG at 5.23 million tonnes. Lead is widely recycled with secondary production, accounting in recent years for approximately 55 to 60 percent of total supply. According to the ILZSG, 4.95 million tonnes of lead were produced in 1998.

  The following table sets forth the annual average spot prices for zinc and lead on the London Metals Exchange since 1978.

      Year                                                  Zinc        Lead
      ----                                               ----------- -----------
                                                         (U.S. cents per pound)
      1978..............................................        31.0        33.7
      1979..............................................        33.5        52.6
      1980..............................................        34.4        41.4
      1981..............................................        38.3        33.5
      1982..............................................        33.7        24.7
      1983..............................................        34.6        19.3
      1984..............................................        41.7        20.1
      1985..............................................        35.5        17.7
      1986..............................................        34.1        18.4
      1987..............................................        36.2        27.0
      1988..............................................        56.3        29.7
      1989..............................................        77.6        30.5
      1990..............................................        68.9        36.7
      1991..............................................        50.7        25.3
      1992..............................................        56.2        24.6
      1993..............................................        43.6        18.4
      1994..............................................        45.3        24.9
      1995..............................................        46.8        28.6
      1996..............................................        46.5        35.1
      1997..............................................        59.7        28.3
      1998..............................................        46.4        24.0

--------
Source: Fleming Global Mining Group and ILZSG

MANAGEMENT

Executive Officers and Certain Personnel

  Apex Limited has no executive officers. Under the Companies Law (1995 Revision) of the Cayman Islands, directors are authorized to bind the corporation that they represent. Apex Limited has entered into a Management Services Agreement pursuant to which it has engaged Apex Silver Mines Corporation ("Apex Corporation") to provide a broad range of corporate management and advisory services. Set forth below are certain personnel of the Company and its subsidiaries.

           Name           Age                    Position
           ----           ---                    --------
 Thomas S. Kaplan........  36 Chairman of Apex Limited, and Chief Executive
                              Officer of Apex Corporation
 Keith R. Hulley.........  59 President and Chief Operating Officer, Apex
                              Corporation
 Marcel F. DeGuire.......  49 Vice President of Corporate Development, Apex
                              Corporation
 Mark A. Lettes..........  49 Vice President Finance and Chief Financial
                              Officer, Apex Corporation
 Larry J. Buchanan.......  54 Chief Geologist, Apex Corporation
 Douglas M. Smith, Jr....  55 Vice President Exploration, Apex Corporation
 Linda Good Wilson.......  41 Vice President Investor Relations, Apex
                              Corporation
 Johnny Delgado Achaval..  59 President and Chief Executive Officer, Andean
                              Silver Corporation LDC

  Thomas S. Kaplan. Mr. Kaplan has been the Chairman of the board of directors of the Company since its inception in March 1996 and is a director and was the founder of Apex LDC and its predecessor, Apex Silver Mines Ltd., which contributed substantially all of its assets to Apex LDC in December 1994. Mr. Kaplan is a director of Litani Capital Management LDC ("Litani LDC"). In 1998, Litani LDC exchanged all its shares of Apex LDC for Ordinary Shares of the Company. At Litani's request, such shares were issued directly to Litani's shareholders. Mr. Kaplan is a principal shareholder in Consolidated Commodities Ltd., a shareholder of Apex Limited. For the past ten years, Mr. Kaplan has served as an advisor to private clients, trusts and fund managers in the field of strategic forecasting, an analytical method which seeks to identify and assess global trends in politics and economics and the way in which such trends relate to international financial markets, particularly in the developing markets of Asia, Latin America, the Middle East and Africa. Mr. Kaplan has managed numerous venture capital investments and portfolio investment accounts, and is a principal of several entities specializing in direct and portfolio investments, including Feder Information Services Corporation, Tigris Financial Group Ltd., FMS Partners L.P. and Bridge Capital Group L.P. Mr. Kaplan also serves as a director of African Plantations Corporation LDC, a Cayman Islands limited duration company which owns and operates coffee and tea plantations in eastern and southern Africa. Mr. Kaplan was educated in Switzerland and England and holds B.A., M.A., and D. Phil. degrees in History from the University of Oxford.

  Keith R. Hulley. Mr. Hulley has been a director of the Company since April 1997. A mining engineer with more than 30 years experience, Mr. Hulley serves as the President and Chief Operating Officer of Apex Corporation and has served as an executive officer of Apex Corporation since its formation in October 1996. From early 1991 until he joined the Company, he served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation, a publicly traded international nickel, gold and copper producer. At Western Mining, Mr. Hulley's responsibilities included supervising on a global basis strategic planning, mine production, concentrating, smelting, refining and sales. During this period, Western Mining produced on an annual basis approximately 90,000 tonnes of nickel, 700,000 ounces of gold, 80,000 tonnes of refined copper and 1,500 tonnes of uranium oxide. Mr. Hulley also supervised the development and operation of Western Mining's Mount Keith open-pit nickel mine, an A$450 million mining project. Prior to joining Western Mining, Mr. Hulley was the President, Chief Executive Officer and Chairman of the board of directors of USMX Inc., a publicly traded precious-metals exploration company. Mr. Hulley has also served as the President of the minerals division and Senior Vice President for Operations of Atlas Corporation, where he was in charge of mining exploration, development and production. Previously he was Vice President of Mining and Development of the U.S. division of BP Minerals, Inc. Over the course of his career, Mr. Hulley has worked as a miner and shift supervisor in the gold mines of South Africa, Mine Operation Superintendent of Kennecott Corporation's Bingham Canyon mine which processed 100,000 tonnes of ore per day, and project manager of the early phase of the Ok Tedi exploration and development projects in Papua New Guinea. A member of the American Institute of Mining and Metallurgical Engineers and a Fellow of the Australian Institute of Mining and Metallurgy, Mr. Hulley holds a B.S. in Mining Engineering from the University of Witwatersrand and an M.S. in Mineral Economics from Stanford University.

  Marcel F. DeGuire. Mr. DeGuire serves as Vice President of Development of Apex Corporation. Prior to joining Apex Corporation in August 1996, he served as Vice President of Project Development and Regional Director for those jurisdictions which were formerly part of the Soviet Union for Newmont Gold Company, a subsidiary of Newmont Mining Corporation. During this period, Mr. DeGuire acted as Project Leader of Newmont's Muruntau large scale open pit heap leach gold project in Uzbekistan. This facility processes 37,800 tonnes of ore per day and was built at a cost of $225 million. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. In addition to his work in Central Asia, Mr. DeGuire has been responsible for various feasibility analyses, including Newmont's Yanacocha gold project in Peru. During his almost 20 years with Newmont, Mr. DeGuire worked as resident manager of a uranium mine and rose to President of several of Newmont's subsidiaries and became a leading expert in environmental management and mine reclamation, serving as Newmont's Vice President of Environmental Affairs and Research and Development as well as in other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Canadian Institute of Metallurgy, the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in Metallurgical Engineering from Michigan Technological University and an M.S. in Metallurgical Engineering from the University of Nevada, Reno.

  Mark A. Lettes. Mr. Lettes has served as Vice President Finance and Chief Financial Officer of Apex Corporation since June 1998. Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at AMAX Inc. including Manager of Corporate Development, Manager Futures Analysis and Group Planning Administration. In those positions, Mr. Lettes was responsible for planning and economic analysis activities for AMAX and for business development and acquisition functions. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50 percent of Alumax, AMAX's aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in Marketing from the University of Connecticut and an M.B.A. from Ohio State University.

  Dr. Larry J. Buchanan. Dr. Buchanan serves as Chief Geologist to Apex Corporation and is a principal advisor to the Company's international operations. He joined Apex Corporation in 1995, following five years as an independent consultant from 1990 through 1994. Dr. Buchanan is a noted exploration geologist with a reputation as one of the industry's leading experts on epithermal deposits, on which he has written several definitive texts. His analysis of such deposits has given rise to the industry paradigm known as "The Buchanan Model". Dr. Buchanan has published eight geological texts, played a key role in identifying several multi-million ounce gold deposits, and developed implementation programs for numerous currently producing mines. His consulting clients have included Cyprus Minerals Company, FMC Corporation, Total Resources, Inc. and Fischer-Watt Gold Co. Inc. Dr. Buchanan is a shareholder and director of Begeyge Minera Ltda. Dr. Buchanan holds a B.Sc. and an M.Sc. in Geological Engineering and a Ph.D in Economic Geology from the Colorado School of Mines.

  Douglas M. Smith, Jr. Mr. Smith has served as Vice President of Exploration for Apex Corporation since early 1997. Mr. Smith began his career with Minas de San Luis, S.A., where he was District Geologist at the Taylotita mine in Mexico, one of the largest epithermal silver-gold deposits in the world, and subsequently became Chief Geologist. Prior to joining Apex Corporation, Mr. Smith was employed for almost 20 years by ASARCO Incorporated, which he joined in 1977. During his tenure at ASARCO, he held numerous positions including Manager of the Rocky Mountain Exploration Division and, most recently, Chief Geologist of the Latin American Exploration Division, where he was responsible for overseeing all aspects of exploration and project evaluation in Spanish-speaking countries of the Americas, including Bolivia, Peru, Chile and Mexico. Mr. Smith holds a B.S. in Geology from the University of New Mexico.

  Linda Good Wilson. Ms. Wilson joined Apex Corporation as Vice President of Investor Relations in October 1997. Prior to joining Apex Corporation, Ms. Wilson served from March through October 1997 as Director of Investor Relations for Addwest Minerals, a newly listed Canadian junior gold producer. With 14 years of mining experience, Ms. Wilson spent the 10 years prior to March 1997 at Cyprus Amax in numerous positions, including Director in the Investor Relations and Treasury Department. Ms. Wilson began her career as a Geologist at AMAX Inc.'s Mount Tolman Project, a large copper-molybdenum deposit in eastern Washington. Ms. Wilson holds a B.A. in Geology from Colby College and a M.S. in Mineral Economics from the Colorado School of Mines.

  Johnny Delgado Achaval. Mr. Delgado serves as the Chief Executive Officer of Andean Silver Corporation LDC. Mr. Delgado has over 30 years experience in the South American mining industry, including 15 years as President and principal shareholder of Mineria Tecnica Consultores Asociados S.A. ("Mintec"), which was one of Bolivia's leading mining consulting firms and the agent for Andean Silver Corporation LDC from the formation of its Bolivian branch in 1994 until Mintec's acquisition by the Company in 1998. Mr. Delgado founded Mintec in 1981. Prior to the formation of Mintec, Mr. Delgado worked with International Mining Company from 1966 to 1981, where he served initially as Chief of Exploration and Project Manager and then as Technical Vice President of its tungsten mining holding company, Estalsa Boliviana S.A. Both before and during his tenure at Mintec, Mr. Delgado was involved in all aspects of international mining, including the direction of major exploration efforts in Bolivia, Peru, Brazil, Ecuador, Argentina and Chile, as well as management of mining operations in Bolivia. Mr. Delgado has taught mining engineering, mining finance and mine geology. He is a member of the Geological Society of Bolivia, the Society of Bolivian Engineers and the Mining Club.

  As of December 31, 1998, the Company had approximately 90 full-time employees.

  Apex Corporation provides management, advisory and administrative services for the Company pursuant to a Management Services Agreement dated October 22, 1996. The services provided by Apex Corporation include identifying and evaluating investment opportunities; making recommendations to the Company's board of directors with respect to the Company's exploration and development activities; providing staffing, employees and the necessary expertise to manage the Company's affairs and monitor its exploration and development activities; and advising the Company with respect to investments, contractual and financing activities and providing financial services. The Company pays Apex Corporation a service fee in an amount equal to the direct and indirect costs incurred by Apex Corporation in providing its services, plus 10 percent of such costs.

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

  Conglomerate--a course-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than two millimeters in diameter set in a fine-grained matrix of sand or silt.

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

  Exploration--work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling and other methods.

  Fault--a fracture in a rock where there has been displacement of the two sides.

  Feasibility Study--a technical financial study of a project at sufficient level of accuracy and detail to allow a decision as to whether a given project should proceed.

  Fracture--breaks in a rock, usually due to intensive folding or faulting.

  Gangue--metallic or non-metallic minerals of little or no value that form the matrix of an ore.

  Grade--the average assay of a ton of ore, reflecting metal content.

  Heap Leaching--a process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

  Hydrothermal alteration--alteration of rocks or minerals by the reaction of hydrothermal water (hot water) with preexisting solid phases.

  Intrusion--in geology, a mass of igneous rock that while molten was forced into or between other rocks.

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

  Massive sulfides--said of massive mineral deposits in which valuable sulfide and other metallic minerals are more abundant than metallic and non-metallic gangue minerals.

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

  Ounce--a unit of measurement of weight. In the precious metals industry, one troy ounce, the equivalent of 31.103 grams.

  Outcrop--the part of a rock formation that appears at the earth's surface, often protruding above the surrounding ground.

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

CONVERSION TABLE

  In this report, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard to metric and metric to United States standard measurement systems are provided in the table below.

U.S. Measure             Metric Unit
------------             -----------
2.47 acres.............. 1 hectare
3.28 feet............... 1 meter
0.62 miles.............. 1 kilometer
0.032 ounces (troy)..... 1 gram
1.102 tons.............. 1 tonne

Metric Measure           U.S. Unit
--------------           ---------
0.4047 hectares......... 1 acre
0.3048 meters........... 1 foot
1.609 kilometer......... 1 mile
31.103 grams............ 1 ounce (troy)
0.907 tonnes............ 1 ton

ITEM 3: LEGAL PROCEEDINGS

  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL". As of March 19, 1999, the Company had approximately 90 shareholders of record and an estimated 1,800 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

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

  The following table sets forth for the periods indicated the high and the low sale prices per share of the Company's Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 23, 1999 was $9 1/2.

                                                   Ordinary Shares
                                                 -------------------------------
                                                   1998             1997
                                                 -------------    --------------
      Period                                     High     Low     High      Low
      ------                                     ----     ----    ----      ----
      1st Quarter............................... $14 1/8  $10 5/8  --        --
      2nd Quarter............................... $12 3/4  $ 9 3/8  --        --
      3rd Quarter............................... $10 5/16 $ 6 3/4  --        --
      4th Quarter............................... $ 9 5/8  $ 7 1/2 $13 1/16* $11*

--------
* The Company's Ordinary Shares began trading on November 25, 1997; accordingly, prices are shown for a partial period.

  Pursuant to a Registration Statement on Form S-1 (Registration No. 333-34685) filed in connection with the initial public offering (the "Offering") and a concurrent offering to a shareholder, which became effective on November 25, 1997, the Company sold a total 5,532,000 of its Ordinary Shares.

  Since the date of the Offering, the Company estimates that of the $54.6 million net proceeds from the Offering, the following approximate amounts have been used: (1) $1,545,000 for construction of plant, building and facilities;
(2) $1,300,000 for the acquisition of the business of Mintec; (3) $465,000 for the repayment of indebtedness; (4) $6,126,000 for working capital; and (5) $25,444,000 for exploration and development activities primarily related to the San Cristobal project, including land acquisition and option payments. The remaining net proceeds of the Offering were invested in cash equivalents and investments with various maturity dates. The Company believes that the above amounts are reasonable estimates of the amount of the net proceeds of the Offering applied.

  Other than compensation paid, and expenses reimbursed, to directors of the Company and officers of subsidiaries of the Company, and certain payments made in connection with the Company's acquisition of Mintec to then existing shareholders of Mintec (who are currently employees of the Company), none of the net proceeds of the Offering have been paid, directly or indirectly, to directors, officers, general partners of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data for the Company for the years ended December 31, 1998, 1997, 1996 and 1995, and the periods from December 22, 1994 (inception) through December 31, 1994, and from December 22, 1994 (inception) through December 31, 1998, are derived from the audited consolidated financial statements of the Company. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                  December 22, 1994
                                                                 (inception) through
                               Year ended December 31,              December 31,
                          -------------------------------------  --------------------
                            1998      1997      1996     1995      1994       1998
                          --------  --------  --------  -------  --------- ----------
                             (dollars in thousands, except per share amounts)
Statement of Operations:
Interest income.........  $  2,444  $    962  $    575  $   462  $     15  $    4,458
                          --------  --------  --------  -------  --------  ----------
Total income............     2,444       962       575      462        15       4,458
                          --------  --------  --------  -------  --------  ----------
Expenses
 Exploration............     5,148     9,754     9,591    1,560       105      26,158
 Administrative.........     5,067     4,130     1,924      982       148      12,251
 Consulting.............     2,258     1,523     2,506      560       145       6,992
 Professional fees......       832       391     1,096      657        20       2,996
 Amortization and
 depreciation...........       169       149        57       57       --          432
                          --------  --------  --------  -------  --------  ----------
Total expenses..........    13,474    15,947    15,174    3,816       418      48,829
                          --------  --------  --------  -------  --------  ----------
Loss before minority
 interest...............   (11,030)  (14,985)  (14,599)  (3,354)     (403)    (44,371)
Minority interest.......       --        --      2,876    1,493       190       4,559

                          --------  --------  --------  -------  --------  ----------
Net loss for the
 period.................  $(11,030) $(14,985) $(11,723) $(1,861) $   (213) $  (39,812)
                          ========  ========  ========  =======  ========  ==========
Net loss per Ordinary
 Share..................  $  (0.42) $  (0.72) $  (0.66) $ (0.12) $  (0.01) $    (1.96)
                          ========  ========  ========  =======  ========  ==========
Weighted average number
 of Ordinary Shares
 outstanding ...........    26,212    20,930    17,672   15,900    15,900      20,349
Cash Flow Data:
Net cash provided by
 (used in) financing
 activities.............  $   (267) $ 55,008  $ 35,269  $ 6,430  $    686  $   97,126
Net cash used in
 operating activities...   (10,641)  (17,776)  (12,092)  (3,491)     (329)    (44,329)
Net cash used in
 investing activities...   (19,908)   (6,148)     (524)     --        --      (26,580)
                          --------  --------  --------  -------  --------  ----------
Net increase (decrease)
 in cash................  $(30,816) $ 31,084  $ 22,653  $ 2,939  $    357  $   26,217
                          ========  ========  ========  =======  ========  ==========

                                                       December 31,
                                           -------------------------------------
                                            1998    1997    1996    1995   1994
                                           ------- ------- ------- ------ ------
                                                  (dollars in thousands)
Balance Sheet Data:
Total assets.............................. $62,347 $73,329 $26,797 $6,820 $9,929
Total liabilities.........................   3,950   4,100   2,486    359    114
Minority interest.........................     --      --      --   2,876  4,369
Shareholders' equity......................  58,397  69,229  24,311  3,585  5,446

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the Selected Financial Data and related notes thereto included elsewhere in this Form 10-K.

  Apex Silver Mines Limited (the "Company") is a mining exploration and development company that holds a portfolio of silver exploration and development properties in South America and Central America. None of these properties are in production and, consequently, the Company has no current operating income or cash flow.

Background

  In mid-1993, Apex Silver Mines Ltd. ("Apex Bermuda") was established to acquire and develop silver exploration properties throughout the world.

  On December 22, 1994, Apex Bermuda contributed substantially all of its assets to Apex Silver Mines LDC ("Apex LDC"), a limited duration company formed under the laws of the Cayman Islands.

  In March of 1996, Apex Silver Mines Limited ("Apex Limited"), a limited liability company formed under the laws of the Cayman Islands, was incorporated in order to facilitate the 1996 Private Placement. In connection with the 1996 Private Placement, Apex Limited issued Ordinary Shares to certain of the non-U.S. investors in Apex LDC in exchange for their interests in Apex LDC. These transactions and the 1996 Private Placement were completed effective August 6, 1996. In addition, certain minority shareholders of Apex LDC were entitled to exchange their shares of Apex LDC for Ordinary Shares of Apex Limited on a one for one basis. During 1998, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares. Such shares are included in the 26,250,761 Apex Limited Ordinary Shares outstanding at December 31, 1998. At December 31, 1998, Apex Limited owned 100 percent of Apex LDC.

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

The San Cristobal Project

  From 1994 to 1998, the properties comprising the San Cristobal project were acquired in a series of transactions. In 1996 the Company began exploring these properties, and discovered the presence of a significant silver, zinc and lead deposit with the potential to be developed as a large-scale open-pit mining project. In the fall of 1996, an in-fill drilling program using reverse circulation and diamond core drilling was continued in order to delineate the deposit and to provide information to be used in a reserve determination. In addition, an expanded exploration effort at the San Cristobal project resulted in the discovery of additional silver and base metal anomalies. On August 15, 1997, the Company acquired the 2.5 percent minority interest in ASC Bolivia for 268,496 Ordinary Shares of the Company valued at $11 per share. The primary asset of ASC Bolivia is the San Cristobal project. Accordingly, the total consideration of $2,953,456 was capitalized as mining properties.

  Drilling on the San Cristobal property during 1998 more than doubled the proven and probable reserves. Based on the results of a pre-feasibility study on the San Cristobal project and drill results through 1998, the proven and probable reserves at San Cristobal contain 509 million ounces of silver, 4.1 million tonnes of zinc and 1.4 million tonnes of lead. Since the 1998 drilling program indicated that the San Cristobal deposit is still open in many directions, including at depth, the Company conducted a drilling program during early 1999 to demonstrate the lateral continuation of mineralization.

  The Company is targeting the completion of a bankable feasibility study of the San Cristobal project by mid-year 1999 with a goal of securing committed financing by the end of 1999. As part of this study, proposals for power supply, transportation, and smelting and refining of metal concentrates are being evaluated. Construction is expected to begin soon thereafter and commercial production should commence in 2002. The San Cristobal project is expected to consist of a large scale, open pit mining operations using conventional mining and processing technologies capable of producing and processing an aggregate 40,000 tonnes per day ("tpd") of ore.

  During January 1999, the Company completed an engagement letter appointing Barclays Capital ("Barclays") and Deutsche Bank Securities Inc. ("Deutsche Bank") as Co-Lead Arrangers to provide exclusive financial arranging services in regard to development of the San Cristobal project. Under the terms of the engagement letter, Barclays and Deutsche Bank will help develop an optimal capital structure for San Cristobal by reviewing debt financing options through banks and debt capital markets as well as support from development agencies. In addition, Barclays and Deutsche Bank will provide independent technical and legal reviews of the project as well as providing advice in the areas of insurance coverage and risk management stratagies. Barclays' and Deutsche Bank are under no obligation to provide financing for the San Cristobal project.

Other Projects

  The Company is also evaluating the economic viability of the Cobrizos property in Bolivia and the Platosa property in Mexico.

  The Cobrizos property is located approximately 12 kilometers north of the San Cristobal project. Recent drilling by the Company suggests the presence of approximately 10.8 million tonnes of mineralized material containing 3.4 ounces of silver per tonne. This mineralized material estimate has been calculated by Mine Reserves Associates, Inc., an independent mine geology consulting firm. The mineralized body is amenable to open pit mining and is being considered as a satellite mining operation to the San Cristobal project.

  The Platosa property is located in the Durango State in northern Mexico. A first stage drill program intersected high grade massive sulfides in one of five drill holes. A geophysical program is being conducted to assist in the design of a follow-up drilling program. This property is in a mining district with well-established massive sulfide deposits that have been profitably mined.

Results of Operations

  Interest Income. The Company does not yet produce silver or any other mineral products and has no revenues from product sales. The only source of revenue is interest income. The Company's policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments. Interest income for the year ended December 31, 1998 was $2,444,357 compared to $961,810 and $574,470 for the years ended December 31, 1997 and 1996, respectively. The increase in interest income for the comparative periods was due to the additional cash raised in the 1996 Private Placement and the 1997 Offering.

  Exploration. Mineral exploration expenditures are expensed as incurred prior to the determination of the feasibility of mining operations. Once it has been determined that a mineral property has proven and probable ore reserves, subsequent development and exploration expenses are capitalized. Through December 31, 1998, all acquisition and exploration costs have been expensed as incurred, except those pertaining to the San Cristobal project. As of September 1, 1997, the Company has capitalized exploration and development costs associated with the San Cristobal project and will continue to do so in the future.

  Exploration expenses were $5,147,935 for the year ended December 31, 1998 compared to $9,754,231 and $9,590,632 for the years ended December 31, 1997 and 1996, respectively. The decrease in exploration expenses for 1998 compared to 1997 is primarily the result of the capitalization of exploration costs associated with the San Cristobal project beginning September 1, 1997.

  Administrative. Administrative expenses were $5,066,652 for the year ended December 31, 1998, compared to $4,129,623 and $1,923,165 for the years ended December 31, 1997 and 1996, respectively. The increase in administrative expenses for 1998 compared to 1997 is primarily the result of increased salaries and benefits, insurance costs, and rents related to the increased activity and personnel associated with the development and financing of the San Cristobal project. The increase in 1997 as compared to 1996 is primarily the result of increased expenditures related to the hiring of key management personnel, the opening of the Apex Silver Mines Corporation ("Apex Corporation") Denver office and employee and director stock option compensation expense incurred in 1997.

  Consulting. Consulting fees were $2,257,647 for the year ended December 31, 1998 compared to $1,523,116 and $2,506,250 for the years ended December 31, 1997 and 1996, respectively. The increase in consulting fees for 1998 compared to 1997 is the result of increased fees associated with the financing arrangements for San Cristobal. The decrease in consulting fees for 1997 versus 1996 is primarily due to the capitalization of technical consulting fees associated with the San Cristobal project beginning September 1, 1997.

  Professional Fees. Professional fees were $832,577 for the year ended December 31, 1998, compared to $390,369 and $1,096,271 for the years ended December 31, 1997 and 1996, respectively. The increase in 1998 professional fees compared to 1997 was primarily due to higher legal and accounting fees associated with being a public company. The decrease from 1996 to 1997 was primarily due to the capitalization of costs associated with the Offering.

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

  Under the Company's approved Bonus Plan, bonuses in the amount of $253,400 were awarded to employees during 1998 for services performed during the year. The awards were paid in the form of cash of $67,775 and 21,838 Ordinary Shares of restricted stock valued at $185,625 using an award date market value of $8.50. Such shares are restricted for two years from the date of issuance and may not be traded or pledged during that period. Should the employee terminate during the restricted period the shares are forfeited to the Company. These shares are included in the outstanding shares at December 31, 1998.

Liquidity and Capital Resources

  As of December 31, 1998, the Company had cash and cash equivalents of $26,217,241 compared to $57,033,193 at December 31, 1997. The December 31,
1997, cash and cash equivalents balance was primarily the proceeds from the December 1997 Offering. The decrease in cash and cash equivalents during 1998 is the result of the Company's investment of $18,486,098 in the development of the San Cristobal project, $1,421,467 to purchase plant, buildings and equipment and expenditures related to operations of $10,641,471. In addition the Company paid down $464,639 of its long-term debt.

  The Company is subject to a series of obligations with respect to its mineral properties; the failure to meet any of these commitments could result in the loss or forfeiture of one or more of the Company's properties. These obligations consist of government mineral patent fees and commissions, work commitments, lease payments and advance royalties. Also, a number of the Company's property interests derive from contractual purchase options. In order to acquire such properties, the Company will be obliged to make certain payments to the registered concession holders and others who have interests in the properties. In addition, it is anticipated that significant expenditures will be made for other continuing exploration, property acquisition, property evaluation and general corporate expenses. All such obligations and anticipated expenditures will be funded from existing cash balances for the next twelve months.

  The Company does not currently have a line of credit with any financial institution.

  The Company's future revenues and earnings will be influenced by world market prices for silver, zinc, lead, copper and gold, and by currency exchange and interest rates that fluctuate and over which the Company has no control. The Company may from time to time choose to hedge its metal, interest rate and/or currency exposure in order to decrease fluctuations in earnings and revenues. The Company is currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure.

  The Company does not know of any trends, demands, commitments, events or incidents that may result in the Company's liquidity either materially increasing or decreasing at present or in the foreseeable future.

  The development program at the San Cristobal project will require significant external financing. Sources of financing may include bank borrowings and future additional debt or equity financing. In January 1999, the Company completed an engagement letter appointing Barclays and Deutsche Bank as Co-Lead Arrangers for the project financing of the San Cristobal project. There can be no assurance that the required financing will be obtainable on terms that are attractive to the Company, or at all.

  As of the date hereof, the Company does not plan to declare or pay a dividend.

Environmental Compliance

  The Company's current and future mining and processing operations and exploration activities will be subject to various federal, state and local laws and regulations in the countries in which it conducts its activities, which govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Management does not believe that compliance with such laws and regulations will have a material adverse effect on its competitive position. The Company intends to obtain all licenses and permits required by all applicable regulatory agencies in connection with its mining operations and exploration activities. The Company intends to maintain standards of environmental compliance consistent with best contemporary industry practice.

  The Company's preliminary analysis of the mining activities conducted by the previous owners and operators of the Toldos mine at the San Cristobal project indicates that some low level effluents from the site may be draining into a seasonal stream which flows into the Rio Grande, which flows into the Salar de Uyuni, a salt lake to the north of the San Cristobal project. Pursuant to the recently enacted Bolivian Mining Code, mining companies are not liable for identified pre-existing conditions Nonetheless, during construction and operations the Company expects to improve the environmental situation which may currently exist at the Toldos property. The Company does not expect any such efforts to have a material adverse effect on the Company's proposed construction or operations at the San Cristobal project.

Year 2000 Date Conversion

  The inability of certain computer programs to interpret "00" as the year 2000 does not appear to be a significant problem for the Company. As of December 31, 1998, the Company does not maintain a mainframe computer or central database, and the accounting system is supported by personal computers and their related software. The Company believes that its computer systems are year 2000 compliant. Notwithstanding this fact, the Company, for reasons independent of year 2000 issues, expects to complete installation of upgraded accounting software at its major locations by mid 1999. All such software is year 2000 compliant. To further mitigate the risk of data loss or corruption, the Company performs regular tape backups of all files, stays in contact with software manufacturers regarding updates to their products and keeps informed of the latest developments concerning year 2000 issues. The Company's costs with respect to the year 2000 issue have been minimal.

  The Company is in a development stage and as such does not expect to have any customers until after the year 2000. The Company has not evaluated whether its suppliers and other service providers are year 2000 compliant. However, the Company does not believe that the failure of its suppliers and service providers to timely achieve year 2000 compliance would have a material adverse affect on earnings. Accordingly the Company has not developed a contingency plan at this time. The Company will continue to monitor the need for a contingency plan as additional information is acquired.

Forward-Looking Statements

  This filing contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this filing which address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, including such matters as future investments in existing development projects and the acquisition of new mineral properties (including the amount and nature thereof), business strategies, mine development and construction plans, costs, grade production and recovery rates, permitting, financing needs from external sources, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not even be anticipated. The use of any of the words "anticipate", "continue", "estimate", "expect", "may", "will", "project", "should", "believe" and similar expressions are intended to identify uncertainties. The Company believes the expectations reflected in those forward looking statements are reasonable. However, the Company cannot assure that such expectations will prove to be correct. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein.

  Factors that could cause actual results to differ materially include, among others: worldwide economic and political events affecting the supply of and demand for silver, zinc, and lead; volatility in market prices of silver, zinc and lead; financial market conditions, and availability of financing on terms acceptable to the Company; uncertainties associated with the development of a new mine, including potential cost overruns and the unreliability of estimates in early stages of mine development; variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries; geological, technical, permitting, mining and processing problems; the availability of and timing of acceptable arrangements for power, transportation, water and smelting; the availability of experienced employees; and variations in smelting operations and capacity. Many such factors are beyond the Company's ability to control or predict. The reader is cautioned not to put undue reliance on forward looking statements. The Company disclaims any intent or obligation to update publicly the forward looking statements, whether as a result of new information, future events or otherwise.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

  Currently, the Company's major principal cash balances are held in U.S. dollars. Subsidiary cash balances in foreign currencies are held to minimum balances and therefore have a minimum risk to currency fluctuations. As a result of its operations in several foreign countries the Company may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

  To complete the financing necessary to develop its mineral properties, including San Cristobal, the Company anticipates that it will be required to hedge some portion of its planned production in advance. In addition, as its mineral properties are brought into production and the Company begins to derive revenue from the production, sale and exchange of metals, the Company may utilize various price-hedging techniques to lock in forward delivery prices on a portion of its production. Such price-hedging techniques would be balanced to mitigate some of the risks associated with fluctuations in the prices of the metals the Company produces while allowing the Company to take advantage of rising metal prices should they occur.

  The Company is currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure. There can be no assurance that the use of hedging techniques will always benefit the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10: DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF APEX CORPORATION

  Information regarding directors of Apex Limited and certain executive officers of Apex Corporation is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders (the "Proxy Statement").

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information contained under the caption "Certain Transactions" contained in the Company's Proxy Statement, which information is incorporated herein by reference.

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

  (b) Reports on Form 8-K (none).

  (c) Exhibits.

                                    EXHIBITS

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
  3.1    Amended and restated Memorandum of Association of the Company.*
  3.2    Amended and restated Articles of Association of the Company.*
  4.1    Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.**
 10.1    Summary of the Company's 401(k) Plan.**
 10.2    Management Services Agreement among the Company and its
         subsidiaries.**
 10.3    Non-Employee Directors' Share Plan, as amended.
 10.4    Employees' Share Option Plan.
 10.5    Form of Option Grant to Non-Employee Directors dated April 10,
         1997.***
 10.6    Employment contract between the Company and Marcel F. DeGuire, dated
         July 23, 1996.**
 10.7    Employment contract between the Company and Mark A. Lettes, dated May
         19, 1998.
 10.8    Employment contract between the Company and Keith R. Hulley, dated
         August 4, 1996.**
 10.9    Employment contract between the Company and Douglas M. Smith Jr., dated January 21, 1997.**
 10.10   English translation of Deed of Lease and Purchase Option Contract between Monica de Prudencio and Mineria Tecnia Consultores Asociados,
         S.A. ("Mintec"), dated November 7, 1994, regarding the Tesorera concession, with an attached note from Keith Hulley, a director of the
         Company, as required by Rule 306 of Regulation S-T.**
 10.11   English translation of Assignment Agreement between ASC Bolivia LDC and Mintec regarding the rights to the above agreement, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.12   English translation of the Lease and Purchase Option Contract between
         Empresa Minera Yana Mallcu S.A. and Mintec, dated February 7, 1996, regarding the Toldos concession, with an attached note from Keith
         Hulley, a director of the Company, as required by Rule 306 of
         Regulation S-T.**
 10.13   English translation of the Assignment of Lease and Purchase Option
         Agreement among Banco Industrial S.A., Mintec and ASC Bolivia LDC, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.14   English translation of the Purchase Option Agreement between Mintec and Litoral Mining Cooperative Ltd., dated August 17, 1995, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.15   English translation of the Assignment and Assumption Agreement between
         Mintec and ASC Bolivia LDC, dated May 22, 1996, regarding the Animas concession, with an attached note from Keith Hulley, a director of the
         Company, as required by Rule 306 of Regulation S-T.**
 10.16   English translation of the Purchase Agreement between ASC Bolivia LDC and Litoral Mining Cooperative Ltd., regarding the Animas concessions with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.17   English translation of the Joint Venture Agreement between Corporacion
         Minera Boliviano S.A.("Comibol") and ASC Bolivia LDC, regarding the
         Cobrizos Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.18   English translation of the Joint Venture Agreement between Comibol and
         ASC Bolivia LDC regarding the Choroma Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule
         306 of Regulation S-T.**
 10.19   Mining Agreement between Compania Minera Ocote and Kerry A. McDonald, dated June 24, 1994, regarding the El Ocote concession.**

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
 10.20   Assignment and Assumption Agreement between Kerry A. McDonald and
         Cordilleras Silver Mines Ltd., dated September 27, 1994, regarding the assignment of the above Mining Agreement.**
 10.21   Acknowledgment from Bruce Wallis in his capacity as President of
         Compania Minera Ocote S. deR. L. that Cordilleras Silver Mines
         (Cayman) LDC has been assigned Kerry A. McDonald's rights under the above Mining Agreement, dated July 10, 1995.**
 10.22   English translation of the agreement between Andean Silver Corporation
         LDC and 190 of the co-owners of the assets which previously belonged to Empressa Minera San Juan de Lucanas, S.A. ("EMSJ"), regarding the
         San Juan de Lucanas concession, dated January 12, 1995, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.23   English translation of the agreement between Andean Silver Corporation
         LDC and 133 of the co-owners of the assets which previously belonged to EMSJ, regarding the San Juan de Lucanas concession, dated January
         12, 1995, with an attached note from Keith Hulley, a director of the
         Company, as required by Rule 306 of Regulation S-T.**
 10.24   English translation of the form of agreement between 16 individuals who are some of the co-owners of the assets which previously belonged to EMSJ, regarding the San Juan de Lucanas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.25   Board Designation Agreement, dated October 28, 1997, by and between the Company and Silver Holdings.**
 10.26   Registration Rights and Voting Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum
         LLC and Thomas S. Kaplan.**
 10.27   Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.**
 10.28   Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.**
 10.29   English translation of the Purchase Agreement between Monica de
         Prundencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith
         Hulley as required by Rule 306 of Regulation S-T.**
 21      List of Subsidiaries.
 23      Consent of PricewaterhouseCoopers LLP.
 27      Financial Data Schedule.

--------
 * Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
** Incorporated by reference to the Company's Registration Statement on Form
   S-1 (File No. 333-34685).
*** Incorporated by reference to Exhibit 4.3 in the Company's Registration
    Statement on Form S-8 (File No. 333-53185)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 26, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                          Apex Silver Mines Limited
                                          Registrant

                                                    /s/ Thomas S. Kaplan
                                          By: _________________________________
                                                      Thomas S. Kaplan
                                                Chairman, Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Thomas S. Kaplan          Director                     March 26, 1999
______________________________________
           Thomas S. Kaplan

         /s/ Michael Comninos          Director                     March 26, 1999
______________________________________
           Michael Comninos

         /s/ Harry M. Conger           Director                     March 26, 1999
______________________________________
           Harry M. Conger

       /s/ Eduardo S. Elsztain         Director                     March 26, 1999
______________________________________
         Eduardo S. Elsztain

                                       Director                     March 26, 1999
______________________________________
           David Sean Hanna

            /s/ Ove Hoegh              Director                     March 26, 1999
______________________________________
              Ove Hoegh

         /s/ Keith R. Hulley           Director                     March 26, 1999
______________________________________
           Keith R. Hulley

           /s/ Richard Katz            Director                     March 26, 1999
______________________________________
             Richard Katz

            /s/ Paul Soros             Director                     March 26, 1999
______________________________________
              Paul Soros

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                           Page
                                                                           ----
Report of Management...................................................... F-2
Report of Independent Accountants......................................... F-2
Consolidated Balance Sheet at December 31, 1998 and 1997.................. F-3
Consolidated Statement of Operations for the years ended December 31,
 1998, 1997, and 1996 and for the period from December 22, 1994
 (inception) through December 31, 1998.................................... F-4
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996 and for the period from December
 22, 1994 (inception) through December 31, 1998........................... F-5
Consolidated Statement of Cash Flows for the years ended December 31,
 1998, 1997, and 1996 and for the period from December 22, 1994
 (inception) through December 31, 1998.................................... F-6
Notes to the Consolidated Financial Statements............................ F-7

                             REPORT OF MANAGEMENT

  Management is responsible for the preparation of the accompanying financial statements and for other financial and operating information appearing in the annual report. It believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Apex Silver Mines Limited and its subsidiaries in accordance with established policies and procedures.

  The Board of Directors has an Audit Committee, all of whose members are neither officers nor employees of the Company or its affiliates. The Audit Committee recommends independent public accountants to act as auditors for the Company for consideration by the Board of Directors; reviews the Company's financial statements; confers with the independent accountants with respect to the scope and results of their audit of the Company's financial statements and their reports thereon; reviews the Company's accounting policies, tax matters and internal controls; and oversees compliance by the Company with the requirements of federal regulatory agencies. Access to the Audit Committee is given to the Company's financial and accounting officers and independent accountants.

   /s/ Thomas S. Kaplan       /s/ Mark A. Lettes
   Thomas S. Kaplan           Mark A. Lettes
   Chairman                   Vice President and Chief Financial Officer
   Apex Silver Mines Limited  Apex Silver Mines Corporation

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Apex Silver Mines Limited

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited (successor to Apex Silver Mines LDC) and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 and the period from December 22, 1994 (inception) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
March 24, 1999

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)

                                                    December 31,  December 31,
                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
Current assets
  Cash and cash equivalents........................ $ 26,217,241  $ 57,033,193
  Accrued interest receivable......................      126,332       102,412
  Amounts due from affiliates......................          --        722,717
  Prepaid expenses and other assets................    1,197,622       968,050
                                                    ------------  ------------
     Current assets................................   27,541,195    58,826,372
  Mining properties and development costs..........   29,777,360    11,888,258
  Plant, buildings and equipment (net).............    2,229,584     1,149,842
  Value added tax recoverable......................    2,725,803     1,351,004
  Deferred organizational costs (net)..............       56,592       113,183
  Other............................................       16,500           --
                                                    ------------  ------------
     Total assets.................................. $ 62,347,034  $ 73,328,659
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accrued salaries, wages and benefits............. $    154,800  $     40,736
  Accounts payable and other accrued liabilities...    1,580,123       553,130
  Current portion of long-term debt................      248,773       412,408
                                                    ------------  ------------
    Current liabilities............................    1,983,696     1,006,274
Long-term debt.....................................    1,966,588     3,093,788
Commitments and contingencies (Note 12)............          --            --
Shareholders' equity
  Ordinary Shares, $.01 par value, 75,000,000
   shares authorized; 26,250,761 and 19,124,916,
   shares issued and outstanding, respectively
   (See Note 1e)...................................      262,507       191,249
  Contributed surplus..............................   97,946,434    97,819,969
  Accumulated deficit..............................  (39,812,191)  (28,782,621)
                                                    ------------  ------------
    Total shareholders' equity.....................   58,396,750    69,228,597
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $ 62,347,034  $ 73,328,659
                                                    ============  ============


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Expressed in United States dollars)

                                                                     For the
                                                                      period
                                                                   December 22,
                                                                       1994
                                                                    (inception)
                          Year ended    Year ended    Year ended     through
                         December 31,  December 31,  December 31,  December 31,
                             1998          1997          1996          1998
                         ------------  ------------  ------------  ------------
Income
  Interest income....... $  2,444,357  $    961,810  $    574,470  $  4,458,140
                         ------------  ------------  ------------  ------------
    Total income........    2,444,357       961,810       574,470     4,458,140
                         ------------  ------------  ------------  ------------
Expenses
  Exploration...........    5,147,935     9,754,231     9,590,632    26,157,857
  Administrative........    5,066,652     4,129,623     1,923,165    12,249,481
  Consulting............    2,257,647     1,523,116     2,506,250     6,991,913
  Professional fees.....      832,577       390,369     1,096,271     2,997,438
  Amortization and
   depreciation.........      169,116       149,429        57,392       432,528
                         ------------  ------------  ------------  ------------
    Total Expense.......   13,473,927    15,946,768    15,173,710    48,829,217
                         ------------  ------------  ------------  ------------
Loss before minority
 interest...............  (11,029,570)  (14,984,958)  (14,599,240)  (44,371,077)
Minority interest in
 loss of Consolidated
 subsidiary.............          --            --      2,875,927     4,558,886
                         ------------  ------------  ------------  ------------
    Net loss for the
     period............. $(11,029,570) $(14,984,958) $(11,723,313) $(39,812,191)
                         ============  ============  ============  ============
Net loss per Ordinary
 Share--Basic and
 diluted(1)............. $      (0.42) $      (0.72) $      (0.66) $      (1.96)
                         ============  ============  ============  ============
Weighted average
 Ordinary Shares
 outstanding (See Note
 1e)....................   26,212,009    20,929,882    17,672,206    20,348,742
                         ============  ============  ============  ============

--------
(1) Diluted earnings per share were antidilutive for all periods presented


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Expressed in United States dollars)

                                                            Accumulated
                                                             Deficit &        Total
                           Shares             Contributed  Comprehensive  Shareholders'
                         Outstanding  Amount    Surplus       Deficit        Equity
                         ----------- -------- -----------  -------------  -------------
Issuance of shares upon
 incorporation December
 22, 1994...............  8,822,546  $ 88,225 $ 5,571,398  $        --    $  5,659,623
Net loss and
 comprehensive loss.....        --        --          --       (213,165)      (213,165)
                         ----------  -------- -----------  ------------   ------------
Balance, December 31,
 1994...................  8,822,546    88,225   5,571,398      (213,165)     5,446,458
Net loss and
 comprehensive loss.....        --        --          --     (1,861,185)    (1,861,185)
                         ----------  -------- -----------  ------------   ------------
Balance, December 31,
 1995...................  8,822,546    88,225   5,571,398    (2,074,350)     3,585,273
Issuance of shares in
 private placement......  4,256,700    42,567  32,406,783           --      32,449,350
Net loss and
 comprehensive loss.....        --        --          --    (11,723,313)   (11,723,313)
                         ----------  -------- -----------  ------------   ------------
Balance, December 31,
 1996................... 13,079,246   130,792  37,978,181   (13,797,663)    24,311,310
Purchase of minority
 interest in ASC
 Bolivia................    268,496     2,685   2,950,771           --       2,953,456
Issuance of shares to
 associates.............    138,595     1,386   1,523,159           --       1,524,545
Issuance of shares for
 services...............    115,207     1,152     231,566           --         232,718
Stock option
 compensation expense...        --        --      416,562           --         416,562
Issuance of shares upon
 Initial Public
 Offering...............  5,523,372    55,234  54,719,730           --      54,774,964
Net loss and
 comprehensive loss.....        --        --          --    (14,984,958)   (14,984,958)
                         ----------  -------- -----------  ------------   ------------
Balance, December 31,
 1997................... 19,124,916   191,249  97,819,969   (28,782,621)    69,228,597
Exchange of Apex LDC
 shares.................  7,079,006    70,790     (70,790)          --             --
Stock options
 exercised..............     25,001       250     197,473           --         197,723
Restricted stock
 awards.................     21,838       218     185,407           --         185,625
Unearned compensation...        --        --     (185,625)          --        (185,625)
Net loss and
 comprehensive loss.....        --        --          --    (11,029,570)   (11,029,570)
                         ----------  -------- -----------  ------------   ------------
Balance, December 31,
 1998................... 26,250,761  $262,507 $97,946,434  $(39,812,191)  $ 58,396,750
                         ==========  ======== ===========  ============   ============


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States dollars)

                                                                     For the
                                                                      period
                                                                   December 22,
                                                                       1994
                                                                    (inception)
                          Year ended    Year ended    Year ended     through
                         December 31,  December 31,  December 31,  December 31,
                             1998          1997          1996          1998
                         ------------  ------------  ------------  ------------
Cash flows from
 operating activities:
  Net cash used in
   operating activities
   (See Note 11)........ $(10,641,471) $(17,776,508) $(12,091,580) $(44,328,776)
                         ------------  ------------  ------------  ------------
Cash flows from
 investing activities:
  Mining properties and
   development costs....  (18,486,098)   (5,428,606)          --    (23,914,704)
  Purchase of plant,
   buildings and
   equipment............   (1,421,467)     (719,146)     (524,335)   (2,664,948)
                         ------------  ------------  ------------  ------------
    Net cash used in
     investing
     activities.........  (19,907,565)   (6,147,752)     (524,335)  (26,579,652)
                         ------------  ------------  ------------  ------------
Cash flows from
 financing activities:
  Net proceeds from
   issuance of Ordinary
   Shares...............          --     55,007,682    35,269,068    97,675,541
  Payment of debt.......     (464,639)          --            --       (464,639)
  Proceeds from exercise
   of stock options           197,723           --            --        197,723
  Deferred
   organizational and
   financing costs......          --            --            --       (282,956)
                         ------------  ------------  ------------  ------------
    Net cash provided by
     (used in) financing
     activities.........     (266,916)   55,007,682    35,269,068    97,125,669
                         ------------  ------------  ------------  ------------
Net increase (decrease)
 in cash and cash
 equivalents............  (30,815,952)   31,083,422    22,653,153    26,217,241
Cash and cash
 equivalents beginning
 of period..............   57,033,193    25,949,771     3,296,618           --
                         ------------  ------------  ------------  ------------
End of period........... $ 26,217,241  $ 57,033,193  $ 25,949,771  $ 26,217,241
                         ============  ============  ============  ============
Supplemental non-cash
 transactions:
  Acquisition of
   minority interest in
   ASC Bolivia for
   Ordinary Shares at
   $11 per share........ $        --   $  2,953,456  $        --
  Acquisition of mining
   properties for
   assumption of debt... $        --   $  3,506,196  $        --
  Non-cash debt
   extinguished by one-
   time early cash
   payment (See Note
   7)................... $    826,196  $        --   $        --

  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States dollars)


1. Incorporation, Recapitalization, Initial Public Offering, Ownership and Operations

  a. Apex Silver Mines Limited ("Apex Limited" or the "Company") was formed under the laws of the Cayman Islands in March of 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex Silver Mines LDC ("Apex LDC"). On April 15, 1996, holders of approximately 55% of the then-outstanding shares of Apex LDC elected to participate, effective as of the completion of a proposed private placement of shares of Apex Limited which was completed as of August 6, 1996, in a recapitalization effected by an exchange, on a one-for-one basis, of their shares in Apex LDC for identical equity instruments of Apex Limited (the "Recapitalization"). The balance of shareholders retained a direct ownership interest in Apex LDC. As a result of this recapitalization, Apex LDC became a majority-owned subsidiary of Apex Limited. The accompanying financial statements reflect the historical accounts of the Company's predecessor, Apex LDC. For purposes of the accompanying consolidated financial statements of Apex Limited, the recapitalization has been given retroactive effect to the date of incorporation of Apex LDC, with the results of operations and equity attributable to the other ownership interests in Apex LDC being reflected in "minority interest in consolidated subsidiary". Consequently, for purposes of these financial statements, Apex Limited is considered the successor to Apex LDC.

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

  c. On December 1, 1997, the Company closed its initial public offering (the "Offering") of Ordinary Shares. The Company sold 5,000,000 Ordinary Shares at a price of $11 per share on the American Stock Exchange under the symbol "SIL". In addition, on December 23, 1997, the underwriters exercised an option to purchase an additional 523,372 Ordinary Shares at the initial price of $11 per share. Net proceeds raised in the offering were approximately $54.8 million. These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 5,523,372 shares of its capital.

  d. Apex LDC was incorporated under the laws of the Cayman Islands on November 23, 1994 as a 30-year limited duration company on the contribution of all the assets of its predecessor entity, Apex Silver Mines Ltd., a Bermuda corporation. (Actual contribution occurred on December 22, 1994.) The Company's principal activity is the exploration of mineral properties. The Company participates in the acquisition and exploration of mineral properties for possible future development directly and indirectly through Apex LDC's principal subsidiaries, Andean Silver Corporation LDC ("Andean"), ASC Bolivia LDC ("ASC Bolivia"), Apex Asia LDC ("Apex Asia"), Minera de Cordilleras (Honduras), S. de R.L. ("Cordilleras Honduras"), Cordilleras Silver Mines Ltd. ("Cordilleras Bahamas"), Cordilleras Silver Mines (Cayman) LDC ("Cordilleras Cayman"), Compania Minerales de Zacatecas, S. de R.L. de C.V. ("CMZ"), Apex Silver Mines Corporation, ("Apex Corporation") and ASC Peru LDC ("ASC Peru").

  e. In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement (the "Buy-Sell Agreement") which is intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement. During 1998, Pursuant to the terms of the Buy-Sell Agreement, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares. Such shares are included in the 26,250,761 Apex Limited Ordinary Shares outstanding at December 31, 1998. At December 31, 1998, Apex Silver Mines Limited owned 100 percent of Apex LDC. Per the provisions of the Buy-Sell

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

Agreement, all of the outstanding shares of Apex LDC are considered Ordinary Shares outstanding for the purposes of computing net loss per Ordinary Share for the periods presented.

  f. The Company, through indirect subsidiaries, is active in Central America and South America and currently holds interests in, or is the beneficial owner of, non-producing silver resource properties in Chile, Bolivia, Honduras, Mexico and Peru. The Company is in the process of evaluating certain of its properties to determine the economic feasibility of bringing one or more of the properties into production.

2. Summary of Significant Accounting Policies

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The policies adopted, considered by management to be significant, are summarized as follows:

 a. Basis of consolidation

  These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in joint ventures are proportionately consolidated consistent with generally accepted accounting practices in the mining industry.

 b. Translation of foreign currencies

  Substantially all expenditures are made in United States dollars. Accordingly, the Company uses the United States dollar as its functional currency.

 c. Cash, cash equivalents and short-term investments

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include certificates of deposit with maturities greater than three months, but not exceeding twelve months. Short-term investments are recorded at cost which approximates fair value.

 d. Mining properties, exploration and development costs

  The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, further exploration costs and development costs are capitalized. When ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the year abandoned or sold and a gain or loss is recognized. Beginning September 1, 1997, all costs associated with the Company's San Cristobal project have been capitalized. As of December 31, 1998, capitalized property and development costs related to the San Cristobal project amounted to $29,777,360. No other amounts related to mineral properties have been capitalized.

 e. Fixed assets

  Buildings and equipment are carried at cost and are depreciated on a straight-line basis over estimated useful lives of three to thirty years.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


 f. Deferred organizational costs

  Costs incurred in the organization of the Company have been capitalized and are being amortized on a straight-line basis over five years.

 g. Asset impairment

  The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. To date no such impairments have been identified.

 h. Stock compensation

  As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to measure compensation expense as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense ratably over the vesting period.

 i. Net loss per ordinary share

  In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. All prior period earnings per share data have been restated to conform with the provisions of this Statement.

  Basic earnings per share excludes dilution and is computed by dividing net earnings available to ordinary shareholders by the weighted average number of Ordinary Shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Ordinary Shares were exercised or converted into Ordinary Shares.

  Outstanding options to purchase 626,571, 455,625 and 281,250 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 1998, 1997, and 1996 respectively, because to do so would have been antidilutive.

 j. New accounting pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or forecasted transaction, changes

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

  The Company has not yet determined the future impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

  Other pronouncements issued by authoritative bodies with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

3. Income Taxes

  The provision for income taxes includes United States federal, state and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  There is currently no taxation imposed by the Cayman Islands. If any form of taxation were to be enacted, the Company has been granted exemption therefrom to January 16, 2015. The Company's subsidiaries which do business in other countries have not generated income and therefore are not liable for local income taxes.

  As of December 31, 1998 and 1997, operating loss carryforwards generated by ASC Bolivia amounted to approximately $13.1 and $9.6 million, respectively. Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

  No net deferred tax assets related to operating losses generated through December 31, 1998 by the Company's other foreign subsidiaries have been included in the accompanying financial statements, as all such assets have been entirely offset by a valuation allowance.

4. Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid by ASC Bolivia and Cordilleras Honduras as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sale of mine production. The VAT paid by Cordilleras Honduras is related to exploration activities and is recoverable upon application to the tax authorities. During 1998, Cordilleras Honduras received VAT refunds totaling $68,946. The refunds were related to VAT paid in 1996. At December 31, 1998, the recoverable VAT recorded by ASC Bolivia and Cordilleras Honduras is $2,539,586 and $186,217 respectively.

  Because of the uncertainty of the recoverability of VAT paid by ASC Peru, during 1998 the Company recorded a one-time charge of $202,560 related to the ASC Peru VAT receivable. All future VAT costs incurred by ASC Peru will be charged to expense as incurred.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


5. Plant, Buildings and Equipment

  The components of plant, buildings and equipment were as follows:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Buildings..........................................  $  828,077   $  410,639
   Mining equipment and machinery.....................   1,513,757      728,313
   Other furniture and equipment......................     229,475      104,529
                                                        ----------   ----------
                                                         2,571,309    1,243,481
   Less: Accumulated depreciation.....................    (341,725)     (93,693)
                                                        ----------   ----------
                                                        $2,229,584   $1,149,842
                                                        ==========   ==========

  Depreciation expense for the period ended December 31, 1998, 1997 and 1996 totaled $112,471, $92,838 and $801, respectively. During 1998, $135,561 of depreciation associated with the San Cristobal development was capitalized. No amounts were capitalized during 1997 and 1996.

6. Deferred Organizational Costs

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Organizational costs...............................  $ 282,956    $ 282,956
   Less: Accumulated amortization.....................   (226,364)    (169,773)
                                                        ---------    ---------
                                                        $  56,592    $ 113,183
                                                        =========    =========

  Amortization expense was $56,591 for each of the years ended December 31, 1998, 1997 and 1996.

7. Long-term Debt

  The Company's long-term debt consists of the following:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Banco de Santa Cruz...............................   $  515,361   $  536,000
   Barex.............................................      900,000      900,000
   Banco Industrial..................................          --     1,126,196
   Monica de Prudencio...............................      800,000      944,000
                                                        ----------   ----------
       Sub-total.....................................    2,215,361    3,506,196
   Less Current Portion..............................     (248,773)    (412,408)
                                                        ----------   ----------
       Total.........................................   $1,966,588   $3,093,788
                                                        ==========   ==========

  The following debt was assumed as a result of the Company's decision to exercise its option to purchase the Toldos property, a portion of San Cristobal, in December 1997:

  Banco de Santa Cruz--The Company made an initial payment of $53,600 on March 31, 1998. Beginning in 1999, the Company will pay $68,914 for each of the next seven years, plus interest at Banco de Santa Cruz' preferential rate of interest. As of December 31, 1998, the preferential interest rate was approximately 14%. Although the principal payments of $68,914 are due annually, the Company is required to make interest payments on a quarterly basis.

  Barex--The Company will make one payment of $900,000 on December 1, 2001. No interest is due on this debt.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


  Banco Industrial--Originally this debt was to be paid through a 5% net smelter return royalty during the first year of production. However, on March 31, 1998, Banco Industrial agreed to extinguish the debt for a one-time payment of $300,000. The $826,196 gain on the extinguishment of this debt has been credited to mining properties and development costs.

  Monica de Prudencio--This debt was acquired in September 1997, when the Company exercised its option to purchase various properties in the San Cristobal area. The total option price was $2,000,000 of which $1,020,000 was paid in cash. The remainder is being paid in 78 monthly installments of $12,000 due the fifteenth of every month until June, 2004 and a final payment of $8,000 due July 15, 2004. No interest is due on this debt.

8. Stock Option Plans

  The Company has established a plan to issue share options and other awards to be valued in whole or part by reference to the Company's Ordinary Shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards outstanding at any time cannot exceed ten percent of the Company's share capital. Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the board of directors of the Company (the "Committee"). Options vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

  The Company has established a share option plan for its non-employee directors (the "Director Plan"). Under the Director Plan, the total number of options outstanding at any one time cannot exceed five percent of the Company's share capital. Pursuant to the Director Plan non-employee directors receive i) at the effective date of their initial election to the Company's board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange the "AMEX") on such date, ii) at the close of business of each annual meeting of the Company's shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and iii) at the close of business of each meeting of the Company's board of directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to that of the closing price of the Ordinary Shares on the AMEX on such date. Options granted to a non-employee director vest on the date of the grant and expire 10 years after the date of the grant or one year after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

  The following table summarizes stock option information:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            1998         1997         1996
                                        ------------ ------------ ------------
Options outstanding at beginning of
 period................................    455,625      281,250          --
Options granted during period..........    195,947      174,375      281,250
Options exercised during period........    (25,001)         --           --
                                         ---------    ---------    ---------
Options outstanding at end of period...    626,571      455,625      281,250
                                         =========    =========    =========
Options exercisable at end of period...    391,222      241,727       73,438
Weighted average grant-date fair value
 of options granted during period......  $    1.98    $    1.08    $    1.30
Weighted average remaining Contractual
 life..................................  8.3 years    8.9 years    9.7 years

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


  Options granted during the period were at an average exercise price of $10.69, $8.00 and $8.00 for the years 1998, 1997 and 1996 respectively.
Options granted during 1998 ranged in price from $8.25 to $12.75.

  Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of SFAS No. 123. For purposes of calculating the fair value of options, volatility was not considered for the years ended December 31, 1997 and 1996, as the Company was non-public at the date of those grants. The volatility for 1998 is based on the historical volatility of the Company's stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            1998         1997         1996
                                        ------------ ------------ ------------
   Weighted average risk-free interest
    rate...............................     5.55%        6.27%        6.45%
   Volatility..........................    48.10%        0.00%        0.00%
   Expected dividend yield.............      --           --           --
   Weighted average expected life (in
    years).............................     2.53         2.33         2.78

  For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       Year ended    Year ended    Year ended
                                      December 31,  December 31,  December 31,
                                          1998          1997          1996
                                      ------------  ------------  ------------
   As reported
     Net loss........................ $(11,029,570) $(14,984,958) $(11,723,313)
     Net loss per Ordinary Share.....         (.42)         (.72)         (.66)
   Pro forma
     Net loss........................ $(11,548,400) $(15,199,421) $(11,852,522)
     Net loss per Ordinary Share.....         (.44)         (.73)         (.67)

  In addition, on December 15, 1998, the Company issued 21,838 of its Ordinary Shares to employees as a portion of performance bonuses paid during the year. Such shares are restricted for two years from the date of issuance and may not be traded or pledged during that period. Should the employee terminate during the restricted period the shares are forfeited to the Company. These shares are included in the outstanding shares at December 31, 1998.

9. Events Subsequent to December 31, 1998

  During January 1999, the Company completed an engagement letter appointing Barclays Capital ("Barclays") and Deutsche Bank Securities Inc. ("Deutsche Bank") as Co-Lead Arrangers to provide exclusive financial arranging services in regard to development of the Company's San Crisobal project. Under the terms of the engagement letter, Barclays and Deutsche Bank will assist in the develop of an optimal capital structure for the San Cristobal project by reviewing debt financing options through banks and debt capital markets as well as support from development agencies. In addition, Barclays and Deutsche Bank will provide independent technical and legal reviews of the project as well as providing advice in the areas of insurance coverage and risk management strategies. Barclays' and Deutsche Bank are under no obligation to provide financing for the San Cristobal project. Consistent with these financing measures, the Company plans on filing a Universal Shelf Registration with the Securities and Exchange Commission by the end of the first quarter of 1999.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


10. Related Party Transactions

  Apex LDC engaged Tigris Financial Group Ltd. ("Tigris") and LCM Holdings LDC ("LCM") to provide management advisory services to Apex LDC and its subsidiaries. Tigris is wholly owned by Mr. Thomas S. Kaplan, a director and officer of Apex LDC and a director and shareholder of the Company. LCM is wholly owned by a shareholder of the Company. The LCM consulting arrangement was terminated at the end of the first quarter of 1997, following the formation of Apex Corporation. During the years ended December 31, 1998, 1997 and 1996 fees and reimbursed expenses paid to Tigris and LCM for such services amounted to $39,637, $93,964, and $423,684, respectively. Apex Corporation has provided management, advisory and administrative services for the Company pursuant to a Management Services Agreement dated October 22, 1996, for a fee equal to 110% of certain costs incurred as provided by the agreement.

  During the years ended December 31, 1997 and 1996, Apex LDC hired both individuals and companies ("associates") to perform services on its behalf in countries in which Apex LDC has mineral interests. These services include property acquisitions on Apex LDC's behalf, consulting services and administrative costs. In certain cases persons affiliated with such associates served as officers or directors of certain Apex LDC's subsidiaries. During the years ended December 31, 1997 and 1996, the total amounts charged to Apex LDC by such related associates were $7,395,441 and $5,695,193 respectively, and are included in the statement of operations under the applicable captions. Prior to 1998 all of these associates became employees or subsidiaries of Apex LDC and are no longer considered related parties.

  During the year ended December 31, 1996, Apex LDC paid an associate who, until August 6, 1996, was a shareholder of certain subsidiaries of Apex LDC, $485,179 in consideration for geology services provided and disbursements made on Apex LDC's behalf. During 1997, this associate became an employee of Apex Corporation and thus, is not considered a related party.

  Two individuals, one of whom is an officer of a subsidiary and a shareholder of the Company, the second of whom is an officer of certain of the Company's subsidiaries, are shareholders and directors of Begeyge Minera Ltda. ("Begeyge"), from whom the Company has the right to purchase the Suyatal Project in Honduras for an aggregate purchase price of $3,000,000 (see Note
12). Begeyge also served as an associate during the years ended December 31, 1997 and 1996. During 1996, the Company paid Begeyge $106,691 for consulting services.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Expressed in United States dollars)


11. Cash Flow Information

  A reconciliation of net earnings to cash from operations is as follows:

                                                                     For the
                                                                      period
                                                                   December 22,
                                                                       1994
                                                                   (inception)
                          Year ended    Year ended    Year ended     through
                         December 31,  December 31,  December 31,  December 31,
                             1998          1997          1996          1998
                         ------------  ------------  ------------  ------------
Cash flows from
 operating activities:
 Net loss............... $(11,029,570) $(14,984,958) $(11,723,313) $(39,812,191)
  Adjustments to
   reconcile net loss to
   net cash used in
   operating activities:
  Amortization and
   depreciation.........      169,116       149,429        57,392       432,528
  Minority interest in
   loss of consolidated
   subsidiary...........          --            --     (2,875,927)   (4,558,886)
  Stock option
   compensation
   expense..............          --        416,562           --        416,562
  Shares issued in
   consideration for
   services.............          --      1,524,545           --      1,524,545
  Changes in operating
   assets and
   liabilities:
  (Increase) decrease in
   accrued interest
   receivable...........      (23,920)     (102,412)       66,112      (126,332)
  (Increase) in prepaid
   expenses.............     (229,572)     (813,825)     (154,225)   (1,197,622)
  (Increase) in Value
   Added Tax
   recoverable..........   (1,374,799)   (1,351,004)          --     (2,725,803)
  (Increase) decrease in
   amounts due to/from
   affiliates...........      722,717    (1,254,800)      411,246           --
  Increase (decrease) in
   other current assets
   & liabilities........    1,124,557    (1,360,045)    2,127,135     1,718,423
                         ------------  ------------  ------------  ------------
Net cash used in
 operating activities... $(10,641,471) $(17,776,508) $(12,091,580) $(44,328,776)
                         ============  ============  ============  ============

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


12. Commitments and Contingencies

  The Company has outstanding options and other optional payments relating to certain mineral properties at December 31, 1998, as follows:

        Property            1999       2000       2001       2002       2003    Thereafter
        --------         ---------- ---------- ---------- ---------- ---------- ----------
Honduras
  El Coloal
   District(1).......... $  200,000 $   75,000 $   75,000 $   75,000 $   75,000 $      --
  Suyatal(2)............     25,000     40,000     40,000     40,000     40,000  2,745,000
Bolivia
  San Cristobal.........    464,480    256,116    245,712  1,137,829    229,945        --
  Choroma...............     56,357        --         --         --         --         --
  Ximena Group(3).......    133,582    122,345    122,345      2,345      2,345        --
  General...............     33,521     33,521     33,521     33,521     33,521        --
  Pulacayo(4)...........     18,000     18,000     18,000     18,000     18,000        --
Peru
  Otuzco(5).............     54,798     54,798     54,798     54,798     54,798        --
  Aventura(6)...........     15,689     15,689     15,689     15,689     15,689        --
  San Juan de
   Lucanas(7)...........  1,292,852     42,852     42,852     42,852     42,852        --
  General...............     19,600     19,600     19,600     19,600     19,600        --
Chile...................     24,080     24,080     24,080     24,080     24,080        --
Mexico
  General...............     34,900     34,900     34,900     34,900     34,900        --
  San Juan Cordero(8)...     36,000    137,000    218,000    390,000  1,560,000    148,000
  Saltillera &
   Platosa(9)...........    370,000    700,000  1,100,000  1,200,000    975,000        --
                         ---------- ---------- ---------- ---------- ---------- ----------
    Total............... $2,778,859 $1,573,901 $2,044,497 $3,088,614 $3,125,730 $2,893,000
                         ========== ========== ========== ========== ========== ==========

--------
(1) This district is comprised of five separate properties. Upon production, the Company would also pay a 5% net smelter return ("NSR") royalty on one of these properties.
(2) Annual installments are not to exceed the greater of $40,000, or a 2% NSR.
(3) These payments include purchase payments of $120,000 per year plus property payments of $2,345.
(4) These payments will be applied toward a joint venture with Cooperativa Minera Pulacayo.
(5) Otuzco is comprised of five properties, two of which are leased with an option to buy. Should the Company elect to exercise these options, payments would total $550,000.
(6) Aventura is comprised of five properties, two of which are leased with an option to buy. Should the Company elect to exercise these options, payments would total $90,000.
(7) The Company has an option to purchase this property for $2.1 million payable in 15 installments. This table reflects the payments to be made after the Company made an initial payment in June 1998.
(8) San Juan Cordero is comprised of three properties. In addition to the lease payments scheduled in this table, the Company has an option to purchase two of the properties for a $462,000 payment in February 2004. In lieu of the purchase payment the Company may elect to pay $1,250,000 to the owners of the two properties through a 2.5% net smelter return royalty ("NSR"). In addition to the lease payments in this schedule the third property also carries a 2% NSR capped at $2,000,000. Also included in the lease payment schedule is $75,000 in finder's fees payable to a third party. As part of the finder's fee agreement the third party is also entitled to a 0.35% NSR capped at $425,000.

                           APEX SILVER MINES LIMITED
                          A Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

(9) With the final payment in 2003 the Company would own 65% of Saltillera and Platosa. Included in the payment schedule are $1,775,000 in lease payments and $2,570,000 of work commitments. In addition to these scheduled payments, the owners would retain a 3%, 1.5 year NSR capped at $2,000,000.

13. Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, receivables, VAT recoverable, accounts payable, other current liabilities and long-term debt. Except for the VAT and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments, as measured on December 31, 1998 and 1997, are as follows:

                                             1998                  1997
                                     --------------------- ---------------------
                                      Carrying              Carrying
                                       Amount   Fair Value   Amount   Fair Value
                                     ---------- ---------- ---------- ----------
   VAT Recoverable.................. $2,725,803 $2,145,645 $1,351,004 $  995,314
   Long-term Debt...................  1,966,588  1,449,227  3,093,788  2,046,358

  The fair values of the VAT recoverable and the long-term debt are estimated based on expected discounted future cash flows.

14.  Segment Information

  In 1998, the Company adopted SFAS 131, "Disclosure about segments of an Enterprise and Related Information." The Company's sole activity is exploration for and development of silver properties and, consequently, the Company has only one operating segment mining.

  Substantially all of the Company's long-lived assets are in Bolivia.