Form 10-K405/A
period 1998-12-31
APEX SILVER MINES LTD
filed 1999-04-01
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

  This report is Amendment No. 1 to the registrant's annual report on Form 10-K for the fiscal year ended December 31,1998 (the "Report"). This report is being filed solely to file an amended exhibit 27 (Financial Data Schedule).

				   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Apex Silver Mines Limited
                                          Registrant

                                                    /s/ Keith R. Hulley
                                          By: _________________________________
                                                      Keith R. Hulley
                                            Director
                                            April 1, 1999