Form 10-Q
period 1999-03-31
APEX SILVER MINES LTD
filed 1999-05-26
CIK 1011509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________.

                         COMMISSION FILE NUMBER 1-13627

                            APEX SILVER MINES LIMITED
			    _________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES			NOT APPLICABLE
________________________________________________________________________________
(STATE OR OTHER JURISDICTION OF				(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)				IDENTIFICATION NO.)


          CALEDONIAN HOUSE
           JENNETT STREET
     GEORGETOWN, GRAND CAYMAN
CAYMAN ISLANDS, BRITISH WEST INDIES			NOT APPLICABLE
________________________________________________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)		  (ZIP CODE)

                                 (345) 949-0050
______________________________________________________________________________
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES X      NO

AT MAY 12, 1999, 26,248,320 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                  APEX SILVER MINES LIMITED
                          FORM 10-Q
                 QUARTER ENDED MARCH 31,1999


                            INDEX



PART I - FINANCIAL INFORMATION


PAGE

     ITEM 1.   FINANCIAL STATEMENTS.......................  3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF
	       OPERATIONS.................................  7

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
	       ABOUT MARKET RISK AND HEDGING ACTIVITIES...  9

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS..........................  10

     ITEM 2.   CHANGES IN SECURITIES......................  10

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............  10

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	       HOLDERS....................................  10

     ITEM 5.   OTHER INFORMATION..........................  10

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........  10



SIGNATURES    ............................................  11

                PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                      APEX SILVER MINES LIMITED
                                     A Development Stage Company

                                     CONSOLIDATED BALANCE SHEET
                                 (Expressed in United States dollars)
                                                                March 31,       December 31,
                                                                   1999             1998
							     ---------------  --------------
								(Unaudited)
Assets
Current assets
  Cash and cash equivalents                                   $ 19,677,138     $ 26,217,241
  Accrued interest receivable                                       88,433          126,332
  Prepaid expenses and other assets                              1,711,784        1,197,622
							     ---------------  --------------
          Total current assets                                  21,477,355       27,541,195

Mining properties and development costs                         33,137,090       29,777,360
Plant, buildings and equipment (net)                             2,446,218        2,229,584
Value Added Tax recoverable                                      3,045,098        2,725,803
Other non-current assets                                            58,944           73,092
							     ---------------  --------------
          Total assets                                        $ 60,164,705     $ 62,347,034
							     ===============  ==============
Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and other accrued liabilities              $  1,991,899     $  1,734,923
  Current portion of long-term debt                                248,773          248,773
							     ---------------  --------------
          Total current liabilities                              2,240,672        1,983,696

Long-term debt                                                   1,966,588        1,966,588

Shareholders' equity
  Ordinary shares, $.01 par value, 75,000,000 shares
  authorized; 26,248,320, and 26,250,761, shares
  issued and outstanding for respective periods                    262,483          262,507
  Contributed surplus                                           97,946,704       97,946,434
  Accumulated deficit                                          (42,251,742)     (39,812,191)
							    ---------------  --------------
          Total shareholders' equity                            55,957,445       58,396,750
							    ---------------  --------------
          Total liabilities and shareholders' equity          $ 60,164,705     $ 62,347,034
							    ===============  ==============

  The accompanying notes form an integral part of these consolidated financial statements.

		APEX SILVER MINES LIMITED
               A Development Stage Company

            CONSOLIDATED STATEMENT OF OPERATIONS
            (Expressed in United States dollars)
                         (Unaudited)
                                              Three Months Ended
                                                   March 31,
					  ---------------------------
                                              1999            1998
					      ----            ----
Income
   Interest income                        $   435,254     $  732,382
					  ------------   ------------
        Total income                          435,254        732,382
Expenses
   Exploration                              1,263,040        636,713
   Administrative                           1,203,293        297,743
   Consulting                                 182,960        332,979
   Professional fees                          173,046        148,888
   Amortization and depreciation               52,467         26,225
					  ------------   ------------
        Total expenses                      2,874,806      1,442,548
					  ------------   ------------
        Net loss                          $(2,439,552)    $ (710,166)
					  ============   ============
Net loss per ordinary share - Basic
  and diluted (1)			  $     (0.09)    $    (0.03)
					  ============   ============
Weighted average ordinary shares
  outstanding				   26,248,320     26,201,923
					  ============   ============

(1) Diluted earnings per share were antidilutive for all periods presented.

 The accompanying notes form an integral part of these consolidated financial statements.

		 		APEX SILVER MINES LIMITED
           		       A Development Stage Company

           		 CONSOLIDATED STATEMENT OF CASH FLOWS
           		  (Expressed in United States dollars)
                        	      (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
							  -----------------------------
                                                               1999            1998
							       ----	       ----
Cash flows from operating activities:
  Net cash provided by (used in) operating activities      $(2,907,769)    $   902,891
Cash flows from investing activities:
  Purchase of short-term investments                               -               -
  Mining properties and development costs                   (3,322,429)     (6,769,483)
  Purchases of plant, buildings and equipment                 (309,905)     (1,317,840)
  							  -------------   -------------
       Net cash used in investing activities                (3,951,629)     (8,619,593)
Cash flows from financing activities:
  Net cash from financing activities                               -               -
							  -------------   -------------
Net decrease in cash and cash equivalents                   (6,540,103)     (7,184,432)
Cash and cash equivalents beginning of period               26,217,241      57,033,193
							  -------------   -------------
End of period                                              $19,677,138     $49,848,761
							  =============   =============

Supplemental non-cash transactions:
  Capitalization of depreciation expense
       related to San Cristobal Project                    $    40,764     $    52,591


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

  In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1998 Annual Report on Form 10-K.

2.   New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). This Statement is effective for the Company's fiscal year beginning January 1, 2000 and establishes accounting and reporting standards for derivative investments and hedging activities The Company has not yet determined the future impact that the adoption of SFAS 133 will have on its earnings or financial position.

  In June 1998, the American Institute of Certified Public Accountants issue statement of Position ("SoP") 98-5, Reporting on the Costs of Start-Up Activities. Sop 98-5 is effective for the Company's 1999 fiscal year and requires that the costs of start-up activities, including organization costs, be expensed as incurred. The effect of this statement on the Company's financial statements was not material.

3.   Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid by ASC Bolivia LDC ("ASC Bolivia") and Minera de Cordilleras, S. de R.L. de C.V. ("Cordilleras Mexico") as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sale of mine production. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. At March 31, 1999, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico was $2,804,059 and $241,039, respectively.

  Because of the uncertainty of the recoverability of VAT paid by ASC Peru LDC ("ASC Peru"), all VAT costs incurred by ASC Peru are charged to expense as incurred.

4.   Plant, Buildings and Equipment

  The components of plant, buildings and equipment were as follows:


                         March 31,  December 31,
                           1999        1998
			----------- ------------
                        (Unaudited)

  Buildings            $   824,526  $   828,077
  Mining equipment       1,827,390    1,513,757
  Other furniture and
    equipment              229,258      229,475
			----------  -----------
                         2,881,174    2,571,309
  Less: Accumulated
   depreciation           (434,956)    (341,725)
			----------  -----------
                       $ 2,446,218  $ 2,229,584
			----------  -----------

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

GENERAL

   The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended March 31, 1999 and 1998 and changes in its financial condition from December 31, 1998.
This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1998 Annual Report on Form 10-K.

   The Company is a mining exploration and development company that holds a portfolio of silver exploration and development properties in South America and Central America. None of these properties are in production and, consequently, the Company has no current operating income or cash flow. The sole source of income for the Company since inception has been interest income. The Company's policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

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

Results of Operations - Three Months Ended March 31, 1999

  Interest Income. Interest income for the first quarter of 1999 was $435,254 as compared to $732,382 for the first quarter of 1998. The decrease in interest income for 1999 compared to 1998 is the result of the reduced cash balances available in 1999 compared to 1998.

   Exploration. Exploration expense was $1,263,040 for the first quarter of 1999, compared to $636,713 for the first quarter of 1998. The increased exploration expenses in 1999 as compared to 1998 are primarily due to increased exploration activity in Bolivia near the San Cristobal Project and in Mexico on the Platosa property.

  Administrative. Administrative expenses were $1,203,293 for the first quarter of 1999, compared to $297,743 for the first quarter of 1998. The increase in 1999 as compared to 1998 is primarily related to additional staff and expenses associated with the financing of the San Cristobal Project.

   Consulting. Consulting fees were $182,960 for the first quarter of 1999 compared to $332,979 for the first quarter of 1998. The decrease in 1999 as compared to 1998 is primarily related to the reduction in the use of third party consultants in the development of financing strategies pertaining to the San Cristobal Project.

   Professional Fees. Professional fees were $173,046 for the first quarter of 1999 compared to $148,888 for the first quarter of 1998. The slight increase in professional fees during 1999 as compared to 1998 is the result of increased accounting fees associated with the development of accounting policies and procedures related to mine development, production and other activities.

Liquidity and Capital Resources

  As of March 31, 1999, the Company had cash and cash equivalents of $19,677,138 compared to $26,217,241 at December 31, 1998. The decrease is the result of $2,907,769 used in operations, including $1,263,040 spent on exploration, $3,322,429 of development activity on the San Cristobal Project and $309,905 invested in plant, buildings and equipment.

   Management believes that the Company's current cash balances are adequate to fund operations for the next twelve months. However, the development program at the San Cristobal project will require significant external financing. Sources of financing may include bank borrowings and future additional debt or equity financing. There can be no assurance that the required financing will be obtainable on terms that are attractive to the Company, or at all.

Recent Developments

    On April 13, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may offer up to $200 million in securities. The shelf registration allows Apex to raise money by selling any combination of securities listed in the filing during a two-year period. The Company registers the securities in advance and may sell them from time to time as financing needs arise. Salomon Smith Barney and Merrill Lynch & Co. may act either alone or as representatives for a group of underwriters or agents for the future offerings, unless otherwise stated in a prospectus supplement, for any offering pursuant to the shelf registration.

   The registration statement is part of the Company's comprehensive financing plan for San Cristobal which also includes project financing efforts spearheaded by our lead arrangers, Barclays Bank PLC and Deutsche Bank Securities Inc. Proceeds from the offering(s), if any, may be used to construct and develop San Cristobal, continue exploring the Company's other properties, acquire additional mining related assets and for general corporate purposes.

Year 2000 Date Conversion

   The inability of certain computer programs to interpret "00" as the year 2000 does not appear to be a significant problem for the Company. As of March 31, 1999, the Company does not maintain a mainframe computer or central database, and the accounting system is supported by personal computers and their related software. The Company believes that its computer systems are year 2000 compliant. Notwithstanding this fact, the Company, for reasons independent of year 2000 issues, is in the process of installing upgraded accounting software at its major locations. Installation is expected to be completed by the third quarter 1999. All such software is year 2000 compliant. To further mitigate the risk of data loss or corruption, the Company performs regular tape backups of all files, stays in contact with software manufacturers regarding updates to their products and keeps informed of the latest developments concerning year 2000 issues. The Company's costs with respect to the year 2000 issue have been minimal.

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

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings
     None.

Item 2.   Changes in Securities and Use of Proceeds

  Pursuant to a Registration Statement on Form S-1 (Registration No. 333- 34685) filed in connection with the initial public offering (the "Offering") and a concurrent offering to a shareholder, which became effective on November 25, 1997, the Company sold a total 5,532,000 of its Ordinary Shares.

   Since the date of the Offering, the Company estimates that of the $54.6 million net proceeds from the Offering, the following approximate amounts have been used: (1) $1,855,000 for construction of plant, building and facilities;
(2)  $1,300,000 for the acquisition of the business of Mintec; (3) $465,000  for the repayment of indebtedness; (4) $7,771,000 for working capital; and (5) $30,029,000 for exploration and development activities primarily related to the San Cristobal project, including land acquisition and option payments. The remaining net proceeds of the Offering were invested in cash equivalents and investments with various maturity dates. The Company believes that the above amounts are reasonable estimates of the amount of the net proceeds of the Offering applied.

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

     27   Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                        	APEX SILVER MINES LIMITED
                         	(Registrant)



Date:     May 14, 1999       By:  /s/  Thomas S. Kaplan
	_______________		____________________________
                                Thomas S. Kaplan
                                Chairman, Board of Directors