Form 10-Q/A
period 1999-03-31
APEX SILVER MINES LTD
filed 1999-08-05
CIK 1011509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A
(MARK ONE)

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

		APEX SILVER MINES LIMITED
               A Development Stage Company

            CONSOLIDATED STATEMENT OF OPERATIONS
            (Expressed in United States dollars)
                         (Unaudited)
                                              Three Months Ended
                                                   March 31,
					  ---------------------------
                                              1999            1998
					      ----            ----
Income
   Interest income                        $   255,239     $  732,382
					  ------------   ------------
        Total income                          435,254        732,382
Expenses
   Exploration                              1,083,025        636,713
   Administrative                           1,203,293        297,743
   Consulting                                 182,960        332,979
   Professional fees                          173,046        148,888
   Amortization and depreciation               52,467         26,225
					  ------------   ------------
        Total expenses                      2,874,806      1,442,548
					  ------------   ------------
        Net loss                          $(2,439,552)    $ (710,166)
					  ============   ============
Net loss per ordinary share - Basic
  and diluted (1)			  $     (0.09)    $    (0.03)
					  ============   ============
Weighted average ordinary shares
  outstanding				   26,248,320     26,201,923
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

Results of Operations - Three Months Ended March 31, 1999

  Interest Income. Interest income for the first quarter of 1999 was $255,239 as compared to $732,382 for the first quarter of 1998. The decrease in interest income for 1999 compared to 1998 is the result of the reduced cash balances available in 1999 compared to 1998.

   Exploration. Exploration expense was $1,083,025 for the first quarter of 1999, compared to $636,713 for the first quarter of 1998. The increased exploration expenses in 1999 as compared to 1998 are primarily due to increased exploration activity in Bolivia near the San Cristobal Project and in Mexico on the Platosa property.

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