Form 10-Q
period 1999-06-30
APEX SILVER MINES LTD
filed 1999-08-13
CIK 1011509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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


        CALEDONIAN HOUSE
         JENNETT STREET
       GEORGETOWN, GRAND CAYMAN
CAYMAN ISLANDS, BRITISH WEST INDIES                    NOT APPLICABLE
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (345) 949-0050
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES X      NO
                                         ----      ----

AT AUGUST 12, 1999, 26,261,575 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            APEX SILVER MINES LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30,1999


                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                      PAGE

     ITEM 1.   FINANCIAL STATEMENTS.................................    3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............    7

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK AND HEDGING ACTIVITIES........................   10

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS....................................   11

     ITEM 2.   CHANGES IN SECURITIES................................   11

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................   11

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   11

     ITEM 5.   OTHER INFORMATION.....................................  11

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................  11



SIGNATURES    .......................................................  12

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)
                                                           June 30,       December 31,
                                                             1999             1998
							--------------   --------------
                                                          (Unaudited)
Assets
Current assets
 Cash and cash equivalents                              $ 11,252,371     $ 26,217,241
 Accrued interest receivable                                 148,933          126,332
 Prepaid expenses and other assets                           410,874        1,197,622
							-------------    -------------
                    Total current assets                  11,812,178       27,541,195

Mining properties and development costs                   39,604,125       29,777,360
Plant, buildings and equipment (net)                       2,341,638        2,229,584
Value added tax recoverable                                3,600,368        2,725,803
Other non-current assets                                     112,949           73,092
							-------------    -------------
                        Total assets                    $ 57,471,258     $ 62,347,034
							=============    =============

Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable and other accrued liabilities         $  1,362,150     $  1,734,923
 Current portion of long-term debt                           230,272          248,773
							-------------    -------------
                 Total current liabilities                 1,592,422        1,983,696

Long-term debt                                             1,932,081        1,966,588

Shareholders' equity
 Ordinary shares, $.01 par value, 75,000,000 shares
   authorized; 26,258,386 and 26,250,761, shares
   issued and outstanding for respective periods	     262,584          262,507
 Contributed surplus                                      98,023,357       97,946,434
 Accumulated deficit                                     (44,339,186)     (39,812,191)
							-------------    -------------
                 Total shareholders' equity               53,946,755       58,396,750
							-------------    -------------
         Total liabilities and shareholders' equity     $ 57,471,258     $ 62,347,034
							=============    =============

  The accompanying notes form an integral part of these consolidated financial statements.

                                  APEX SILVER MINES LIMITED
                        An Exploration and Development Stage Company

                            CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in United States dollars)
                                         (Unaudited)
                                        Three Months Ended             Six Months Ended
                                              June 30,                       June 30,
                                   ---------------------------    ---------------------------
                                        1999           1998            1999           1998
Income
 Interest income                   $   233,348    $   661,614     $   488,587    $ 1,393,996
                                   ---------------------------    ---------------------------
   Total income                        233,348        661,614         488,587      1,393,996
Expenses
 Exploration                           351,973      1,699,675       1,434,998      2,336,388
 Administrative                      1,101,240      1,467,669       2,304,533      1,765,412
 Consulting                            635,319        492,653         818,279        825,632
 Professional fees                     190,507        309,761         363,553        458,649
 Amortization and depreciation          41,753         57,816          94,220         84,041
                                   ---------------------------    ---------------------------
   Total expenses                    2,320,792      4,027,574       5,015,583      5,470,122
                                   ---------------------------    ---------------------------
   Net loss                        $(2,087,444)   $(3,365,960)    $(4,526,996)   $(4,076,126)
                                   ===========================    ===========================
Net loss per ordinary share -
Basic and diluted(1)               $     (0.08)   $     (0.13)    $     (0.17)   $     (0.16)
                                   ===========================    ===========================
Weighted average ordinary
shares outstanding                  26,251,969     26,201,923      26,250,365     26,201,923
                                   ===========================    ===========================

(1)    Diluted earnings per share were antidilutive for all periods presented.


  The accompanying notes form an integral part of these consolidated financial statements.

                            APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)
                                                             Six Months Ended
                                                                June 30,
                                                      -----------------------------
                                                           1999            1998
                                                           ----            ----
Cash flows from operating activities:
    Net cash used in operating activities             $ (4,928,076)   $ (4,338,903)

Cash flows from investing activities:
   Purchase of short-term investments                          -               -
   Mining properties and development costs              (9,774,300)    (12,652,063)
   Purchases of plant, buildings and equipment            (286,486)     (1,103,450)
                                                      -------------   -------------
     Net cash used in investing activities             (10,060,786)    (13,755,513)

Cash flows from financing activities:
     Net cash from (used in) financing activities           23,992      (1,151,796)
                                                      -------------   -------------
Net decrease in cash and cash equivalents              (14,964,870)    (19,246,212)
Cash and cash equivalents - beginning of period         26,217,241      57,033,193
                                                      -------------   -------------
Cash and cash equivalents - end of period             $ 11,252,371    $ 37,786,981
                                                      =============   =============
Supplemental disclosure of non-cash transactions:
   Capitalization of depreciation expense
      related to San Cristobal Project                $     52,465    $     99,513


  The accompanying notes form an integral part of these consolidated financial statements.

                            APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)

1.    Basis of Preparation of Financial Statements

    These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals, so long as such omissions do not render the financial statements misleading.

  In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. Certain amounts in the accompanying financial statements have been reclassified. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1998 Annual Report on Form 10-K.

2.   New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative investments and hedging activities. The Company has not yet determined the future impact that the adoption of SFAS 133 will have on its earnings or financial position.

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

3.   Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid by ASC Bolivia LDC ("ASC Bolivia") and Minera de Cordilleras, S. de R.L. de C.V. ("Cordilleras Mexico") as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the export sale of mine production in accordance with Bolivian law. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities and is currently being recovered. At June 30, 1999, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico was $3,341,564 and $258,804, respectively.

  Because of the uncertainty of the recoverability of VAT paid by ASC Peru LDC ("ASC Peru"), all VAT costs incurred by ASC Peru are charged to expense as incurred.

4.   Plant, Buildings and Equipment

  The components of plant, buildings and equipment were as follows:

                           June 30,     December 31,
                             1999          1998
                          (Unaudited)
                        -------------  -------------
  Buildings              $  824,526     $  828,077
  Mining equipment        1,728,539      1,513,757
  Other furniture and
   equipment                244,462        229,475
                         -----------   ------------
                          2,797,527      2,571,309
  Less: Accumulated
   depreciation            (455,889)      (341,725)
                         -----------   ------------
                         $2,341,638    $ 2,229,584
                         ===========   ============

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

   The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 and changes in its financial condition from December 31, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1998 Annual Report on Form 10-K.

   The Company is a mining exploration and development company that holds a portfolio of silver and base metal exploration and development properties in South America and Central America. None of these properties are in production and, consequently, the Company has no current operating income or cash flow. The sole source of income for the Company since inception has been interest income. The Company's policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

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

Results of Operations - Three Months Ended June 30, 1999
--------------------------------------------------------

   Interest Income. Interest income for the second quarter of 1999 was $233,348 as compared to $661,614 for the second quarter of 1998. The decrease in interest income for 1999 is the result of the reduced cash balances available in 1999 compared to 1998.

  Exploration. Exploration expense was $351,973 for the second quarter of 1999, compared to $1,699,675 for the second quarter of 1998. The decreased exploration expenses in 1999 are due to reduced exploration activity world wide, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia. With its reduced emphasis on exploration and its continued emphasis on Latin America, the Company dropped approximately 213,000 acres of exploration properties in Asia.

   Administrative. Administrative expenses were $1,101,240 for the second quarter of 1999, compared to $1,467,669 for the second quarter of 1998. The 1999 expenses were lower as compared to 1998 primarily as the result of one-time costs incurred in La Paz Bolivia in 1998 related to the expansion of their administrative offices.

   Consulting. Consulting fees were $635,319 for the second quarter of 1999 compared to $492,653 for the second quarter of 1998. The increase in 1999 is primarily related to the use of third party consultants in the development of construction controls pertaining to the San Cristobal Project.

   Professional Fees. Professional fees were $190,507 for the second quarter of 1999 compared to $309,761 for the second quarter of 1998. The second quarter 1998 professional fees were higher primarily as the result of initial costs incurred in connection with SEC reporting requirements.

Results of Operations - Six Months Ended June 30, 1999
------------------------------------------------------

  Interest Income. Interest income for the first six months of 1999 was $488,587 as compared to $1,393,996 for the same period of 1998. The decrease in interest income for 1999 is the result of the reduced cash balances available in 1999 compared to 1998.

   Exploration. Exploration expense was $1,434,998 for the first six months of 1999, compared to $2,336,388 for the same period of 1998. The decreased exploration expenses in 1999 are due to reduced exploration activity world wide compared to 1998, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia. With its reduced emphasis on exploration and its continued emphasis on Latin America, the Company dropped approximately 213,000 acres of exploration properties in Asia.

   Administrative.  Administrative expenses were $2,304,533 for  the  first  six months of 1999, compared to $1,765,412 for the same period of 1998. The increase in 1999 is primarily related to additional staff and expenses associated with the additional support necessary for the development of the San Cristobal Project.

   Consulting. Consulting fees were $818,279 for the first six months of 1999, which is comparable to $825,632 for the same period of 1998.

   Professional Fees. Professional fees were $363,553 for the first six months of 1999 compared to $458,649 for the same period of 1998. Professional fees for the first six months of 1998 were higher primarily as the result of initial costs incurred in connection with SEC reporting requirements.

Liquidity and Capital Resources
-------------------------------

   As of June 30, 1999, the Company had cash and cash equivalents of $11,252,371 compared to $26,217,241 at December 31, 1998. The decrease is the result of $4,928,076 used in operations, including $1,434,998 spent on exploration, $9,774,300 of development activity on the San Cristobal Project, $286,486 invested in plant, buildings and equipment, and a $53,008 net reduction of debt, offset by $77,000 in proceeds from the exercise of employee stock options by former employees.

  The Company anticipates cash requirements for the final six months of 1999, to be approximately $7.5 million, including approximately $3.3 for the advancement of the San Cristobal Project, approximately $3.3 million for administration and operations including financing efforts, and approximately $0.9 million for other exploration. Management believes that the Company's current cash balances are adequate to fund the above requirements plus an additional six months of administration and operations. However, construction and development of the San Cristobal Project will require significant additional financing. Sources of financing may include bank borrowings and future additional debt or equity financing. There can be no assurance that the required financing will be obtainable on terms that are attractive to the Company, or at all.

Recent Developments
-------------------

    On April 13, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may offer up to $200 million in securities. The shelf registration has not yet been declared effective. Once effective, the shelf registration will allow the Company to raise money by selling any combination of securities listed in the filing. Salomon Smith Barney and Merrill Lynch & Co. may act either alone or as representatives for a group of underwriters or agents for any offering pursuant to the shelf registration, unless otherwise stated in a supplemental prospectus.

   The registration statement is part of the Company's comprehensive financing plan for the San Cristobal Project which also includes project financing efforts spearheaded by our lead arrangers, Barclays Bank PLC and Deutsche Bank Securities Inc. The Company expects successful completion of its bankable feasibility study, for the San Cristobal Project, during the third quarter of 1999. Preparation of the feasibility study has involved detailed work on most aspects of project construction, development and economics, including mine planning, processing plant capacity and technologies, reserves, metallurgical testing, mineral recoveries, infrastructure, environmental, financing and tax.

   Proceeds from the offering(s), if any, may be used to construct and develop the San Cristobal Project, continue exploring the Company's other properties, acquire additional mining related assets and for general corporate purposes.

Year 2000 Date Conversion
-------------------------

   The inability of certain computer programs to interpret "00" as the Year 2000 does not appear to be a significant problem for the Company. As of June 30, 1999, the Company does not maintain a mainframe computer or central database, and the accounting system is supported by personal computers and their related software. The Company believes that its computer systems are Year 2000 compliant. Notwithstanding this fact, the Company, for reasons independent of Year 2000 issues, is in the process of installing upgraded accounting software at its major locations. Installation is expected to be completed by the fourth quarter 1999. All such software is Year 2000 compliant. To further mitigate the risk of data loss or corruption, the Company performs regular tape backups of all files, stays in contact with software manufacturers regarding updates to their products and keeps informed of the latest developments concerning Year 2000 issues. The Company believes that the only non-information technology systems that may be subject to Year 2000 issues are its telephone and photocopy machines, which are not expected to materially affect the Company's operations. The Company's costs with respect to the Year 2000 issue have been minimal.

   The  Company is in an exploration and development stage and as such does  not expect to have any customers until after the Year 2000. The Company has not evaluated whether its suppliers and other service providers are Year 2000 compliant. However, the Company does not believe that the failure of its suppliers and service providers to timely achieve Year 2000 compliance would have a material adverse affect on earnings. Accordingly the Company has not developed a contingency plan at this time. The Company believes that in a worst-case scenario, it could continue its normal business activities on a manual basis or find suitable alternatives. The Company will continue to monitor the need for a contingency plan as additional information is acquired.

Forward-Looking Statements
--------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

   Currently, the Company's major principal cash balances are held in U.S. dollars. Subsidiary cash balances in foreign currencies are held to minimum balances resulting in minimal risk to currency fluctuations. As a result of its operations in several foreign countries, the Company may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

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

   The Company is currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure. The Company has initiated a limited number of metals trades for the purpose of testing procedures and controls surrounding the trading function. There was no material market exposure as a result of these trades. There can be no assurance that the use of hedging techniques will always benefit the Company.

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

   Since the date of the Offering, the Company estimates that of the $54.6 million net proceeds from the Offering, the following approximate amounts have been used: (1) $1,921,000 for construction of plant, building and facilities;
(2)  $1,300,000 for the acquisition of the business of Mintec; (3) $573,000  for the repayment of indebtedness; (4) $9,529,000 for working capital; and (5) $36,653,000 for exploration and development activities primarily related to the San Cristobal Project, including land acquisition and option payments. The remaining net proceeds of the Offering were invested in cash equivalents and investments with various maturity dates. The Company believes that the above amounts are reasonable estimates of the amount of the net proceeds of the Offering applied.

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

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 4, 1999. At the meeting the following directors were elected until 2002:

          Director                            Number of Common Shares Voted
          --------                          ----------------------------------
                                            Affirmative               Negative
                                            -----------               --------
          Ove Hoegh                          20,064,478                9,150
          Keith R. Hulley                    20,064,478                9,150
          Paul Soros                         20,064,478                9,150

     The directors continuing in office until 2000 or 2001 are Thomas S. Kaplan, Michael Comninos, Harry M. Conger, Eduardo S. Elsztain, David Sean Hanna, and Richard Katz.

     The shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as the independent accountants for 1999 fiscal year with an affirmative vote of 20,040,987 Common Shares, with 4,100 Common Shares voting against and 28,550 Common Shares abstaining.

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


                         APEX SILVER MINES LIMITED
                         (Registrant)



Date: August 13, 1999        By: /s/  Thomas S. Kaplan
                                -----------------------------
                                Thomas S. Kaplan
                                Chairman, Board of Directors