Form 10-K405/A
period 1998-12-31
APEX SILVER MINES LTD
filed 1999-10-05
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K/A2

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

  Exploration. Mineral exploration expenditures are expensed as incurred prior to the determination of the feasibility of mining operations. Once it has been determined that a mineral property has proven and probable ore reserves, subsequent development costs are capitalized. Through December 31, 1998, all acquisition and exploration costs have been expensed as incurred, except those pertaining to the San Cristobal project. As of September 1, 1997, the Company has capitalized development costs associated with the San Cristobal project and will continue to do so in the future.

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

- --------
(1) Diluted earnings per share were antidilutive for all periods presented


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



  d. Apex LDC was incorporated under the laws of the Cayman Islands on November 23, 1994 as a 30-year limited duration company on the contribution of all the assets of its predecessor entity, Apex Silver Mines Ltd., a Bermuda corporation. (Actual contribution occurred on December 22, 1994.) The
Company's principal activities are the exploration and development of mineral properties. The Company participates in the acquisition and exploration of mineral properties for possible future development directly and indirectly through Apex LDC's principal subsidiaries, Andean Silver Corporation LDC ("Andean"), ASC Bolivia LDC ("ASC Bolivia"), Apex Asia LDC ("Apex Asia"), Minera de Cordilleras (Honduras), S. de R.L. ("Cordilleras Honduras"), Cordilleras Silver Mines Ltd. ("Cordilleras Bahamas"), Cordilleras Silver Mines (Cayman) LDC ("Cordilleras Cayman"), Compania Minerales de Zacatecas,
S. de R.L. de C.V. ("CMZ"), Apex Silver Mines Corporation, ("Apex Corporation") and ASC Peru LDC ("ASC Peru").



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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

 d. Mining properties, exploration and development costs



  The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, further development costs are capitalized. When ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the year abandoned or sold and a gain or loss is recognized. Beginning September 1, 1997, all costs associated with the Company's San Cristobal project have been capitalized. As of December 31, 1998, capitalized property and development costs related to the San Cristobal project amounted to $29,777,360. No other amounts related to mineral properties have been capitalized.



 e. Fixed assets

  Buildings and equipment are carried at cost and are depreciated on a straight-line basis over estimated useful lives of three to thirty years.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

4. Value Added Tax Recoverable



  The Company has recorded value added tax ("VAT") paid by ASC Bolivia and Cordilleras Honduras as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Honduras is related to exploration activities and is recoverable upon application to the tax authorities. During 1998, Cordilleras Honduras received VAT refunds totaling $68,946 relating to VAT paid in 1996. Applications for refund of VAT paid in 1997 and 1998 have been filed and are expected to be paid in due course. At December 31, 1998, the recoverable VAT recorded by ASC Bolivia and Cordilleras Honduras is $2,539,586 and $186,217 respectively.



  Because of the uncertainty of the recoverability of VAT paid by ASC Peru, during 1998 the Company recorded a one-time charge of $202,560 related to the ASC Peru VAT receivable. All future VAT costs incurred by ASC Peru will be charged to expense as incurred.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)




  Banco Industrial - Originally this debt was to be paid through a 5% net smelter return royalty during the first year of production. However, on March 31, 1998,Banco Industrial agreed to extinguish the debt for a one-time payment of $300,000. Such settlement was based upon the resolution of several uncertainties relative to the determination of the fair value of the debt assumed and the resulting value to be assigned to the mineral property. Accordingly, the Company recorded an approximate $800,000 fair market value adjustment to the purchase price upon the resolution of this pre-acquisition contingency.



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
Weighted average remaining Contractual
 life..................................  8.3 years    8.9 years    9.7 years

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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
Net cash used in
 operating activities... $(10,641,471) $(17,776,508) $(12,091,580) $(44,328,776)
                         ============  ============  ============  ============

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

- --------
(1) This district is comprised of five separate properties. Upon production, the Company would also pay a 5% net smelter return ("NSR") royalty on one of these properties.
(2) Annual installments are not to exceed the greater of $40,000, or a 2% NSR.
(3) These payments include purchase payments of $120,000 per year plus property payments of $2,345.
(4) These payments will be applied toward a joint venture with Cooperativa Minera Pulacayo.
(5) Otuzco is comprised of five properties, two of which are leased with an option to buy. Should the Company elect to exercise these options, payments would total $550,000.
(6) Aventura is comprised of five properties, two of which are leased with an option to buy. Should the Company elect to exercise these options, payments would total $90,000.
(7) The Company has an option to purchase this property for $2.1 million payable in 15 installments. This table reflects the payments to be made after the Company made an initial payment in June 1998.
(8) San Juan Cordero is comprised of three properties. In addition to the lease payments scheduled in this table, the Company has an option to purchase two of the properties for a $462,000 payment in February 2004. In lieu of the purchase payment the Company may elect to pay $1,250,000 to the owners of the two properties through a 2.5% net smelter return royalty ("NSR"). In addition to the lease payments in this schedule the third property also carries a 2% NSR capped at $2,000,000. Also included in the lease payment schedule is $75,000 in finder's fees payable to a third party. As part of the finder's fee agreement the third party is also entitled to a 0.35% NSR capped at $425,000.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed October 5, 1999 on its behalf by the undersigned, thereunto duly authorized.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Thomas S. Kaplan          Director                     October 5, 1999
______________________________________
           Thomas S. Kaplan

         /s/ Michael Comninos          Director                     October 5, 1999
______________________________________
           Michael Comninos

                                       Director                     October 5, 1999
______________________________________
           Harry M. Conger

                                       Director                     October 5, 1999
______________________________________
         Eduardo S. Elsztain

                                       Director                     October 5, 1999
______________________________________
           David Sean Hanna

            /s/ Ove Hoegh              Director                     October 5, 1999
______________________________________
              Ove Hoegh

         /s/ Keith R. Hulley           Director                     October 5, 1999
______________________________________
           Keith R. Hulley

                                       Director                     October 5, 1999
______________________________________
             Richard Katz

            /s/ Paul Soros             Director                     October 5, 1999
______________________________________
              Paul Soros