Form 10-K405/A
period 1998-12-31
APEX SILVER MINES LTD
filed 1999-10-06
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K/A3

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

                                EXPLANATORY NOTE

  This Amendment on Form 10-K/A3 is being filed in order to amend Item 14 of
Part IV of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. The purpose of this Amendment is to include Exhibit 23.2, which is a Consent of Independent Accountants, filed here with, related to the Registrant's Amendment on Form 10-K/A2, filed with the Securities and Exchange Commission on October 5, 1999.

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
 10.20   Assignment and Assumption Agreement between Kerry A. McDonald and
         Cordilleras Silver Mines Ltd., dated September 27, 1994, regarding the assignment of the above Mining Agreement.**
 10.21   Acknowledgment from Bruce Wallis in his capacity as President of
         Compania Minera Ocote S. deR. L. that Cordilleras Silver Mines
         (Cayman) LDC has been assigned Kerry A. McDonald's rights under the above Mining Agreement, dated July 10, 1995.**
 10.22   English translation of the agreement between Andean Silver Corporation
         LDC and 190 of the co-owners of the assets which previously belonged to Empressa Minera San Juan de Lucanas, S.A. ("EMSJ"), regarding the
         San Juan de Lucanas concession, dated January 12, 1995, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.23   English translation of the agreement between Andean Silver Corporation
         LDC and 133 of the co-owners of the assets which previously belonged to EMSJ, regarding the San Juan de Lucanas concession, dated January
         12, 1995, with an attached note from Keith Hulley, a director of the
         Company, as required by Rule 306 of Regulation S-T.**
 10.24   English translation of the form of agreement between 16 individuals who are some of the co-owners of the assets which previously belonged to EMSJ, regarding the San Juan de Lucanas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.**
 10.25   Board Designation Agreement, dated October 28, 1997, by and between the Company and Silver Holdings.**
 10.26   Registration Rights and Voting Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum
         LLC and Thomas S. Kaplan.**
 10.27   Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.**
 10.28   Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.**
 10.29   English translation of the Purchase Agreement between Monica de
         Prundencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith
         Hulley as required by Rule 306 of Regulation S-T.**
 21      List of Subsidiaries.
 23.1    Consent of PricewaterhouseCoopers LLP.
 23.2    Consent of PricewaterhouseCoopers LLP.
 27      Financial Data Schedule.

- --------
 * Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
** Incorporated by reference to the Company's Registration Statement on Form
   S-1 (File No. 333-34685).
*** Incorporated by reference to Exhibit 4.3 in the Company's Registration
    Statement on Form S-8 (File No. 333-53185)

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

                                       Director                     October 5, 1999
______________________________________
           David Sean Hanna

            /s/ Ove Hoegh              Director                     October 5, 1999
______________________________________
              Ove Hoegh

         /s/ Keith R. Hulley           Director                     October 5, 1999
______________________________________
           Keith R. Hulley

                                       Director                     October 5, 1999
______________________________________
             Richard Katz

            /s/ Paul Soros             Director                     October 5, 1999
______________________________________
              Paul Soros

EXHIBIT                   DESCRIPTION
--------                  -----------------------------------------------------
23.2                      Consent of PricewaterhouseCoopers LLP.

                                                                    EXHIBIT 23.2


                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of this Amendment No. 2 to the Registration Statement on Form S-3 of our report dated March 24, 1999 appearing on page F-2 of Apex Silver Mines Limited's Annual Report on Form 10-K/A2 for the year ended December 31, 1998. We also consent to the references to us under the heading "Experts" in such Prospectuses.


PricewaterhouseCoopers LLP

Denver, Colorado
October 4, 1999