Form 10-Q
period 1999-09-30
APEX SILVER MINES LTD
filed 1999-11-12
CIK 1011509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

AT NOVEMBER 12, 1999, 34,428,788 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            APEX SILVER MINES LIMITED
                                    FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30,1999


                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                      PAGE

     ITEM 1.   FINANCIAL STATEMENTS.................................    3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............    8

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK AND HEDGING ACTIVITIES..............   11

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS....................................   12

     ITEM 2.   CHANGES IN SECURITIES................................   12

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................   12

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   12

     ITEM 5.   OTHER INFORMATION.....................................  12

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................  12



SIGNATURES    .......................................................  13

Item 1.   Financial Statements

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                          CONSOLIDATED BALANCE SHEET
                     (Expressed in United States dollars)
                                                             September 30,     December 31,
                                                                 1999              1998
                                                           ---------------   --------------
                                                              (Unaudited)
<S<
Assets
Current assets
 Cash and cash equivalents                                  $   6,430,216     $ 26,217,241
 Accrued interest receivable                                       25,000          126,332
 Prepaid expenses and other assets                                966,476        1,197,622
                                                            --------------   --------------
   Total current assets                                         7,421,692       27,541,195

Mining properties and development costs                        43,500,107       29,777,360
Plant, buildings and equipment (net)                            2,292,461        2,229,584
Value added tax recoverable                                     3,729,082        2,725,803
Other non-current assets                                           85,550           73,092
                                                            --------------   --------------
   Total assets                                             $  57,028,892     $ 62,347,034
                                                            ==============   ==============

Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable and other accrued liabilities             $   3,142,442     $  1,734,923
 Current portion of long-term debt                                222,256          248,773
                                                            --------------   --------------
   Total current liabilities                                    3,364,698        1,983,696

Long-term debt                                                  1,800,339        1,966,588

Shareholders' equity
 Ordinary shares, $.01 par value, 75,000,000 shares
   authorized; 26,274,310 and 26,250,761, shares issued
   and outstanding for respective periods                         262,743          262,507
 Contributed surplus                                           98,170,354       97,946,434
 Accumulated deficit                                          (46,569,242)     (39,812,191)
                                                            --------------   --------------
   Total shareholders' equity                                  51,863,855       58,396,750
                                                            --------------   --------------
   Total liabilities and shareholders' equity               $  57,028,892     $ 62,347,034
                                                            ==============   ==============

 The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Expressed in United States dollars)
                                  (Unaudited)

                                         Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                    ---------------------------   ----------------------------
                                         1999           1998           1999           1998
Income
 Interest income                     $    87,698    $   488,812    $   576,285    $ 1,882,808
                                     ---------------------------   ---------------------------
  Total income                            87,698        488,812        576,285      1,882,808
Expenses
 Exploration                             742,202      1,202,739      2,177,200      3,539,127
 Administrative                          940,813      1,554,620      3,245,346      3,320,031
 Consulting                              430,405        885,976      1,248,684      1,711,608
 Professional fees                       144,203        163,341        507,756        621,990
 Amortization and depreciation            60,130         42,785        154,350        126,826
                                     ---------------------------   ---------------------------
  Total expenses                       2,253,753      3,849,461      7,333,336      9,319,582
                                     ---------------------------   ---------------------------
  Net loss                           $(2,166,055)   $(3,360,649)   $(6,757,051)   $(7,436,774)
                                     ===========================   ===========================
Net loss per ordinary share -
Basic and diluted (1)                $     (0.08)   $     (0.13)   $     (0.26)   $     (0.28)
                                     ===========================   ===========================
Weighted average ordinary
shares outstanding                     26,266,883     26,210,171     26,255,871    26,211,214
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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Expressed in United States dollars)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                            -----------------------------
                                                                 1999            1998
Cash flows from operating activities:
 Net cash used in operating activities                       $(5,912,323)    $(6,490,945)
Cash flows from investing activities:
  Mining properties and development costs                    (13,606,039)    (15,680,454)
  Purchase of plant, buildings and equipment                    (300,053)     (1,254,019)
                                                             -------------   ------------
 Net cash used in investing activities                       (13,906,092)    (16,934,473)
Cash flows from (used in) financing activities:
 Payment of debt                                                (192,766)       (690,937)
 Proceeds from exercise of stock options                         224,156          75,000
                                                             -------------   ------------
 Net cash from (used in) financing activities                     31,390        (615,937)
                                                             -------------   ------------
Net decrease in cash and cash equivalents                    (19,787,025)    (24,041,355)
Cash and cash equivalents - beginning of period               26,217,241      57,033,193
                                                             -------------   ------------
Cash and cash equivalents - end of period                    $ 6,430,216     $32,991,838
                                                             =============   ============


Supplemental disclosure of non-cash transactions:
 Capitalization of depreciation expense
  related to San Cristobal Project                           $   116,708     $   137,418

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

3.   Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid by ASC Bolivia and Cordilleras Mexico as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Applications for refund of VAT paid by Cordilleras Mexico have been filed and are expected to be paid in due course. At September 30, 1999, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico was $3,413,663 and $314,720, respectively.

  Because of the uncertainty of the recoverability of VAT paid by ASC Peru LDC ("ASC Peru"), all VAT costs incurred by ASC Peru are charged to expense as incurred.

4.   Plant, Buildings and Equipment

The components of plant, buildings and equipment were as follows:

                                     September, 30        December 31,
                                        1999                  1998
                                    ---------------      --------------
                                      (Unaudited)

  Buildings                          $     824,526        $    828,077
  Mining equipment                       1,756,564           1,513,757
  Other furniture and equipment            244,839             229,475
                                    ---------------       -------------
                                         2,825,929           2,571,309
  Less: Accumulated depreciation          (533,468)           (341,725)
                                    ---------------       -------------
                                     $   2,292,461        $  2,229,584
                                    ===============       =============

5.   Subsequent Events

  On October 7, 1999, the Company's shelf registration statement filed with the Securities and Exchange Commission became effective. Under the shelf registration statement, the Company may sell up to $200 million in any combination of securities listed in the registration statement.

  On November 5 and 8, 1999 the Company sold a total of 8,090,132 equity units pursuant to its shelf registration statement, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $92.9 million. The equity units, each priced at $12.00 per unit, are comprised of one ordinary share and one-half of a warrant exercisable into one-half of an ordinary share at any time on or before November 4, 2002 at a price of $18.00 per ordinary share. The warrants, if exercised, would raise an additional $73.6 million for the Company and would result in the issuance of 4,045,066 ordinary shares.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 and changes in its financial condition from December 31, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1998 Annual Report on Form 10-K.

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

Results of Operations - Three Months Ended September 30, 1999

  Interest Income. Interest income for the third quarter of 1999 was $87,698 as compared to $488,812 for the third quarter of 1998. The decrease in interest income for 1999 is the result of the reduced cash balances available in 1999 compared to 1998.

  Exploration. Exploration expense was $742,202 for the third quarter of 1999, compared to $1,202,739 for the third quarter of 1998. The decreased exploration expenses in 1999 are due to reduced exploration activity worldwide, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia.

   Administrative. Administrative expenses were $940,813 for the third quarter of 1999, compared to $1,554,620 for the third quarter of 1998. The 1999 expenses were lower as compared to 1998 primarily as the result of one-time costs incurred in La Paz Bolivia in 1998 related to the expansion of activities at their administrative offices.

   Consulting. Consulting fees were $430,405 for the third quarter of 1999 compared to $885,976 for the third quarter of 1998. The decrease in 1999 is primarily related to the reduced use of exploration consultants as the Company shifts its attention to the development of its San Cristobal project.

   Professional Fees. Professional fees were $144,203 for the third quarter of 1999 compared to $163,341 for the third quarter of 1998. The decrease in professional fees for 1999 is primarily related to the reduced reliance on outside professionals for SEC reporting requirements as compared to 1998.

Results of Operations - Nine Months Ended September 30, 1999

   Interest Income. Interest income for the nine-month period ended September 30, 1999 was $576,285 as compared to $1,882,808 for the same period of 1998. The decrease in interest income for 1999 is the result of the reduced cash balances available in 1999 compared to 1998.

   Exploration. Exploration expense was $2,177,200 for the nine-month period ended September 30, 1999, compared to $3,539,127 for the same period of 1998. The decreased exploration expenses in 1999 are due to reduced exploration activity worldwide compared to 1998, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia. With its reduced emphasis on exploration and its continued emphasis on Latin America, the Company dropped approximately 213,000 acres of exploration properties in Asia during 1999.

   Administrative. Administrative expenses were $3,245,346 for the nine-month period ended September 30, 1999, which is comparable to $3,320,031 for the same period of 1998.

   Consulting. Consulting fees were $1,248,684 for the nine-month period ended September 30, 1999, compared to $1,711,608 for the same period of 1998. The decrease in 1999 is primarily related to the reduced use of exploration consultants as the Company shifts its attention to the development of its San Cristobal project.

  Professional Fees. Professional fees were $507,756 for the nine-month period ended September 30, 1999 compared to $621,990 for the same period of 1998. The decrease in professional fees for 1999 is primarily related to the reduced reliance on outside professionals for SEC reporting requirements as compared to 1998.

Liquidity and Capital Resources

   As of September 30, 1999, the Company had cash and cash equivalents of $6,430,216 compared to $26,217,241 at December 31, 1998. The decrease is the result of $5,912,323 used in operations, including $2,177,200 spent on exploration, $13,606,039 on development activity on the San Cristobal Project, $300,053 invested in plant, buildings and equipment, and a $192,766 net reduction of debt, offset by $224,156 in proceeds from the exercise of employee stock options by former employees. As discussed in Recent Developments below, the Company raised approximately $92.9 million in net proceeds through the sale of equity units in early November 1999.

  The Company anticipates cash requirements for the final three months of 1999, to be approximately $5.4 million, including approximately $2.7 for the advancement of the San Cristobal Project, approximately $2.4 million for administration and operations including financing efforts, and approximately $0.3 million for other exploration. Management believes that the Company's current cash balances are adequate to fund the above requirements. However, construction and development of the San Cristobal Project will require significant additional financing. Additional sources of financing may include bank borrowings and future additional debt or equity financing. There can be no assurance that the remaining required financing will be obtainable on terms that are attractive to the Company, or at all.

Recent Developments

    On October 7, 1999, the Company's shelf registration statement filed with the Securities and Exchange Commission became effective. Under the shelf registration statement, the Company may sell up to $200 million in any combination of securities listed in the registration statement.

   On November 5 and 8, 1999 the Company sold a total of 8,090,132 equity units pursuant to its shelf registration statement, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $92.9 million. The equity units, each priced at $12.00 per unit, are comprised of one ordinary share and one-half of a warrant exercisable into one-half of an ordinary share at any time on or before November 4, 2002 at a price of $18.00 per ordinary share. The warrants, if exercised, would raise an additional $73.6 million for the Company and would result in the issuance of 4,045,066 ordinary shares.

Year 2000 Date Conversion

  The inability of certain computer programs to interpret "00" as the Year 2000 does not appear to be a significant problem for the Company. As of September 30, 1999, the Company does not maintain a mainframe computer or central database, and the accounting system is supported by personal computers and their related software. The Company believes that its computer systems are Year 2000 compliant. Notwithstanding this fact, the Company, for reasons independent of Year 2000 issues, is in the process of installing upgraded accounting software at its major locations. Installation is expected to be completed during the fourth quarter 1999. All such software is Year 2000 compliant. To further mitigate the risk of data loss or corruption, the Company performs regular tape backups of all files, stays in contact with software manufacturers regarding updates to their products and keeps informed of the latest developments concerning Year 2000 issues. The Company believes that the only non-information technology systems that may be subject to Year 2000 issues are its telephone and photocopy machines, which are not expected to materially affect the Company's operations should a Year 2000 issue arise. The Company's costs with respect to the Year 2000 issue have been minimal.

   The Company is in an exploration and development stage and as such does not expect to have any customers until after the Year 2000. The Company has not evaluated whether its suppliers and other service providers are Year 2000
compliant.   However,  the Company does not believe that  the  failure  of  its suppliers and service providers to timely achieve Year 2000 compliance would have a material adverse effect on earnings. Accordingly the Company has not developed a contingency plan at this time. The Company believes that in a worst-case scenario, it could continue its normal business activities on a manual basis or find suitable supply alternatives. The Company will continue to monitor the need for a contingency plan as additional information is acquired.

Forward-Looking Statements

  This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this filing which address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, including such matters as future investments in existing development projects and the acquisition of new mineral properties (including the amount and nature thereof), business strategies, mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs from external sources, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not even be anticipated. The use of any of the words "anticipate", "continue", "estimate", "expect", "may", "will", "project", "should", "believe" and similar expressions are intended to identify uncertainties. The Company believes the expectations reflected in those forward looking statements are reasonable. However, the Company cannot assure that such expectations will prove to be correct. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein.

   Factors that could cause actual results to differ materially include, among others: worldwide economic and political events affecting the supply of and demand for silver, zinc, and lead; volatility in market prices of silver, zinc and lead; financial market conditions, and the availability of financing on terms acceptable to the Company; uncertainties associated with the development of a new mine, including potential cost overruns and the unreliability of estimates in early stages of mine development; variations in ore grade and
other   characteristics  affecting  mining,  crushing,  milling  and   smelting
operations  and  mineral recoveries; geological, technical, permitting,  mining
and   processing  problems;  the  availability  of  and  timing  of  acceptable arrangements for power, transportation, water and smelting; the availability of
experienced   employees;  uncertainties  regarding  future   changes   in   tax
legislation or implementations of existing tax legislation and variations in smelting operations and capacity. Many such factors are beyond the Company's ability to control or predict. The reader is cautioned not to put undue reliance on forward looking statements. Except as required by law, the Company disclaims any obligation to update publicly these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on behalf of the Company are qualified in their entirety by the cautionary statements set forth herein.

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

   The Company is currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure. The Company has engaged in limited metals trading activities utilizing puts and calls in a manner similar to the requirements anticipated under a borrowing agreement. The limited number of trades has been for the purpose of testing procedures and controls surrounding the trading function. At September 30, 1999, a mark to market of the open positions did not have a material effect on the Company's results of operations or financial position. There can be no assurance that the use of hedging techniques will always benefit the Company.

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

   Since the date of the Offering, the Company estimates that of the $54.6 million net proceeds from the Offering, the following approximate amounts have been used: (1) $1,935,000 for construction of plant, building and facilities;
(2) $1,300,000 for the acquisition of the business of Mintec; (3) $713,000 for the repayment of indebtedness; (4) $10,317,000 for working capital; and (5) $40,337,000 for exploration and development activities primarily related to the San Cristobal Project, including land acquisition and option payments. The remaining net proceeds of the Offering were invested in cash equivalents and investments with various maturity dates. The Company believes that the above amounts are reasonable estimates of the amount of the net proceeds of the Offering applied.

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

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   (a) Reports on Form 8-K

     The Company filed a Form 8-K dated September 7, 1999, reporting under Item
     5. the Company's completion of a detailed feasibility study on its wholly owned San Cristobal silver-zinc mining project in southern Bolivia.

     (b) Exhibits

     27   Financial Data Schedule.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                         APEX SILVER MINES LIMITED
                         (Registrant)



Date:     November 12, 1999        By:  /s/  Thomas S. Kaplan
                                       ------------------------
                                       Thomas S. Kaplan
                                       Chairman, Board of Directors