Form 10-K
period 1999-12-31
APEX SILVER MINES LTD
filed 2000-03-13
CIK 1011509

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

         Title of each class                 Name of each exchange on which
  Ordinary Shares, $0.01 par value                     registered
    Ordinary Shares Subscription                 American Stock Exchange
              Warrants                           American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145,500,000 as of March 3, 2000.

  The number of Ordinary Shares outstanding as of March 3, 2000 was 34,471,268.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

  Apex Silver Mines Limited, organized under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver properties in South America, Mexico and Central America. Our company has one of the largest, most diversified portfolios of privately owned and controlled silver exploration properties in the world. We have rights to or control of approximately 80 non-producing silver and other mineral properties located in or near the traditional silver producing regions of Bolivia, Mexico, Peru, Chile and Honduras. Our exploration efforts have produced our first development property, our 100% owned San Cristobal project located in southern Bolivia. San Cristobal's proven and probable reserves total 240 million tonnes of ore grading 2.0 ounces per tonne of silver, 1.67% zinc and 0.58% lead, containing 470 million ounces of silver, 8.8 billion pounds of zinc and 3.1 billion pounds of lead. None of our properties are in production, and consequently we have no operating income or cash flow.

  In December 1997, our company completed an initial public offering of Ordinary Shares. In November 1999, we sold equity units comprised of Ordinary Shares and warrants exercisable into Ordinary Shares.

  As used herein, Apex Limited, our company, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

BUSINESS STRATEGY

  Our company is one of a limited number of mining companies which focus on silver exploration, development and production. Our strategy is to capitalize on our sizeable portfolio of silver exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

  Although our primary focus is on mining silver, we intend to produce other metals associated with our silver deposits if economically practicable, including zinc, lead, copper and gold. We are managed by a team of seasoned mining professionals with significant experience in the identification and exploration of mineral properties, as well as the construction, development and operation of large scale, open pit and underground, precious and base metals mining operations.

  The principal elements of our business strategy are to:

  . proceed to develop the San Cristobal project into a large scale open pit mining operation;

  . continue to explore and evaluate the Cobrizos silver property in southern Bolivia and the Platosa silver and zinc property in northern Mexico;

  . continue to explore and develop other properties which we believe are most likely to contain significant amounts of silver and divesting those properties that are not of continuing interest; and

  . identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver or have exploration potential.

SAN CRISTOBAL PROJECT

  Our 100% owned San Cristobal project is located in the San Cristobal mining district of the Potosi Department in southern Bolivia, a region that has historically produced a significant portion of the world's silver supply. San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the capital city of La Paz. The project is accessible by a gravel road from the international railroad at Rio Grande, approximately 50 kilometers to the north, and from the town of Uyuni, a former railroad maintenance town, approximately 80 kilometers to the northeast. The railroad begins at the Chilean port of Antafogasta, approximately 460 kilometers southwest of San Cristobal, and continues approximately 500 kilometers north to La Paz.

  The San Cristobal property is comprised of certain mining concessions in a large block of concessions owned or controlled by the Company covering approximately 460,000 acres. Under these mining concessions, our company has the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government.

  Our San Cristobal property is largely unexploited. The relatively small, shut down Toldos mine, located approximately 1.5 kilometers from San Cristobal, was mined by underground block caving and open pit mining between 1985 and 1995. At present, there is no significant plant or equipment on the San Cristobal property.

  We believe that our San Cristobal property contains one of the largest known open pit silver, zinc and lead deposits in the world. Additional drilling in 1998 doubled proven and probable reserves at San Cristobal, which total 240 million tonnes of ore grading 2.0 ounces per tonne of silver, 1.67% zinc and 0.58% lead. These reserves contain 470 million ounces of silver, 8.8 billion pounds of zinc and 3.1 billion pounds of lead. The full dimensions of the San Cristobal deposit have not yet been determined; mineralized material extends outward from the identified ore body in most directions as well as to depths below 260 meters.

  In September 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. Based on the feasibility study, we anticipate developing a low cost, open pit silver-zinc mine at San Cristobal with a low strip ratio of approximately 1.8:1 (tonnes of waste per tonne of ore), including pre-stripping. Under the study's mine plan, we would mine the deposit at a rate of approximately 40,000 tonnes of ore per day and process the ore by conventional means. We would transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation complex. The ore would be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate silver-lead and silver-zinc concentrates. We expect to transport the filtered concentrates by road to a port in Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe.

  Based on existing reserves and production rates from the feasibility study, we believe the operation should produce, once commercial production is attained, an annual average of approximately 19 million contained ounces of silver, 473 million contained pounds of zinc and 133 million contained pounds of lead over a mine life of approximately 17 years, with higher production anticipated in the first five years. Based on the geology of San Cristobal, and the drilling, analysis and proven and probable reserves identified to date, we believe that the San Cristobal project could be extended in life and/or increased in scale.

  Future capital costs for San Cristobal construction as projected in the feasibility study total approximately $413 million, net of approximately $60 million in expected tax credits, and assume contract mining for the first five years. These capital figures do not include an additional $15 million of assumed working capital. The capital figures also exclude value-added taxes and duties which the feasibility study assumes will be recovered by our company following commencement of production. Thus, the feasibility study assumes that up to approximately $20 million in Bolivian value-added tax to be paid during construction will be recovered as credits against future income taxes. Under a Supreme Decree recently enacted by the government of Bolivia, in exchange for costs incurred in constructing a road from the San Cristobal site to the Chilean border connecting with the Chilean road to the port, the Bolivian government has agreed to provide tax credits which we believe will total approximately $40 million to offset an equivalent amount of additional value-added taxes and duties. We believe this can reduce our initial funding requirements during pre-production project development by approximately $40 million. The estimate of capital costs in the feasibility study assumes that this reduction is achieved.

  Since completion of the feasibility study, we have continued detailed engineering and are working towards selection of a contractor to provide engineering, procurement and construction management services. We are in the process of arranging financing for the project and expect construction of the San Cristobal mine and processing facilities to begin mid-year, if necessary financing is obtained. Based on this schedule, the Company anticipates that start-up could begin in late 2002.

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

  The two largest areas of mineralization, the Jayula and Tesorera deposits, initially were drilled separately. Our additional drilling in 1998, which more than doubled proven and probable reserves, merged the Jayula and Tesorera deposits into one large deposit, now called the San Cristobal orebody.

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

  Oxidation of the mineralized zone at San Cristobal has occurred to depths averaging 40 to 75 meters and affects approximately 4% of the reserves. In this oxide zone, zinc has been almost completely leached out by groundwater; silver values, however, are locally enhanced due to secondary enrichment processes. In the oxide zone, the dominant minerals are iron oxides, galena, clays, native silver, and secondary acanthite.

Reserves

  We have completed approximately 169,400 meters of reverse circulation and approximately 20,100 meters of diamond drilling at San Cristobal. This drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The ore deposit defined by this drilling is open at depth and in several lateral directions.

  Proven and probable reserves were calculated in August 1999 using a $4.65 net smelter return per tonne cutoff value and market price assumptions of $5.00 per ounce of silver, $0.50 per pound of zinc and $0.28 per pound of lead. The following tables show our company's proven and probable reserves of silver, zinc and lead for sulfide ore and oxide ore at the San Cristobal project, which were calculated by Mine Reserve Associates, Inc.

              Proven and Probable Reserves--San Cristobal Project

                                       Average Grade       Contained Metals(1)
                                  ----------------------- ---------------------
                          Tonnes    Silver    Zinc  Lead  Silver   Zinc   Lead
                          of ore     Grade    Grade Grade Ounces  Tonnes Tonnes
                          (000s)  (oz./tonne)  (%)   (%)  (000s)  (000s) (000s)
                          ------  ----------- ----- ----- ------- ------ ------
    Sulfide Ore.......... 230,700    1.90     1.73  0.58  430,300 3,990  1,338
    Oxide Ore............   9,600    4.20     0.10  0.61   39,700    10     58

--------

(1) Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an average recovery of 68.75% for silver, 91.22% for zinc and 75.43% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead.

  In addition to proven and probable reserves, Mine Reserve Associates, Inc. has estimated 46 million tonnes of mineralized material at an average grade of
2.90 ounces of silver per tonne, 1.04% zinc, and 0.58% lead.

EXPLORATION

  Other than San Cristobal and nearby exploration projects in the San Cristobal district, we have a portfolio of silver properties in Bolivia, Mexico, Peru, Chile, Honduras and Central Asia totaling in excess of 1.0 million acres which contain potential for silver mineralization or other significant exploration potential. These mineral properties consist of:

  .  mining concessions which we have acquired, or applied for directly;

  . mining concessions which we have leased, typically with an option to purchase; and

  . mining concessions which we have agreed to explore and develop and, if feasible, bring into production, in concert with joint venture partners.

  We generally seek to structure our acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to our Company. Although we believe that our exploration properties may contain significant silver or other mineralization, our analysis of most of these properties is at a preliminary stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs.

  Our development activities are currently focused on the San Cristobal project, while exploration is concentrated on the Cobrizos property in southern Bolivia and the Platosa property in northern Mexico. In 2000, we expect to complete additional metallurgical testing at Cobrizos followed by more drilling at Platosa. Although the San Cristobal project remains our top development priority, the initial work at the Cobrizos and Platosa properties has been promising, and we believe that these properties eventually may become candidates for development.

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

  Our company is party to a joint venture agreement with Corporacion Minera de Bolivia S.A., or Comibol, a Bolivian government mining company, on its approximately 2,600 acres of mining rights at the Cobrizos property. Under the agreement, we must make certain payments to Comibol and complete certain work commitments on the property in order to acquire an 85% interest in the joint venture. Under the joint venture, Comibol would receive five percent of the operating cash flow (as defined in the agreement) from production at the Cobrizos property until we have recovered our entire capital investment; thereafter, Comibol would receive 15% of operating cash flow. Our company would be the operator of the joint venture.

 Geology

  Cobrizos is a partially oxidized copper-silver deposit of possible roll front or red bed type in shale and sandstone of the Jurassic Potoco Formation.

 Exploration and Mineralized Material

  We focused our drilling program in 1997 and 1998 on a silver and copper rich zone we had previously identified. Twelve holes were drilled over a strike length of 850 meters which, together with the four earlier holes, resulted in the holes being spaced approximately 75 meters apart. The results indicate a steeply dipping mineralized zone with an average width of 55 meters over the 855 meters of strike length, open at both ends. The indicated depth from surface or near surface is at least 100 meters. Mine Reserve Associates calculates that the Cobrizos property contains mineralized material of 11 million tonnes at grades averaging between 2.5 and 3 ounces of silver per tonne. Further drilling is required to determine the limits of the Cobrizos mineralization, and whether there are proven and probable reserves. We conducted metallurgical tests on Cobrizos ore in 1999 and plan to perform additional metallurgical testing in 2000.

Platosa

  In February 1999, we announced completion of our first drill program on the approximately 9,000 acre Platosa property which is located 5 kilometers northwest of the town of Bermejillo in the Durango State in northern Mexico. The Platosa property contains water and is located within approximately 1.5 kilometers of a major paved highway, railroad, and natural gas and power lines. Under the terms of our exploration and development agreement, we have the right to earn up to a 65% direct ownership interest in the property. Upon completion of earn-in requirements, a joint venture company would be formed with our company as operator.

  Twenty-one diamond drill holes totaling approximately 2,605 meters have been completed. Nine holes encountered an average of 4.5 meters of massive and sanded sulfides averaging 49.7 ounces per tonne silver, 28.5% zinc and 16.5% lead in the mineralized zone we refer to as Manto No. 4. Five holes in the mineralized zone 1.8 meters thick on average and referred to as Manto No. 5, located from 10 to 20 meters below Manto No. 4, averaged 30.1 ounces of silver and 5.1% lead and 3.1% zinc. Overall core recovery averaged 59% in Manto No. 4 and 81% in Manto No. 5. Our geologists believe that the material not recovered was sulfide sand. We also have conducted mercury and geophysical soil-gas surveys, which will aid geologists designing a follow-up drill program.

Other Mineral Properties

  In addition to the San Cristobal project and the Cobrizos and Platosa exploration properties, the Company has a portfolio of more than 1.0 million acres of exploration properties located in the traditional and emerging silver producing regions of the world. Our holdings consist primarily of ownership interests, leases, options and joint venture interests, in varying percentages. The distribution of these holdings other than the San Cristobal, Cobrizos and Platosa properties is summarized in the table below. These three properties consist of claims and concessions comprising approximately 460,000 acres, 2,600 acres, and 9,000 acres, respectively.

      Location and Distribution of Major Groups of Exploration Properties

                                                            Number of
         Country                                            Properties  Acreage
         -------                                            ---------- ---------
       South America
         Bolivia...........................................      3       118,800
         Peru..............................................      3        94,300
                                                               ---     ---------
           Subtotal........................................      6       213,100
                                                               ---     ---------
       Mexico and Central America
         Mexico............................................      6        98,800
         Honduras..........................................      1         1,100
                                                               ---     ---------
           Subtotal........................................      7        99,900
                                                               ---     ---------
       Central Asia........................................      3       716,200
                                                               ---     ---------
           Total...........................................     16     1,029,200
                                                               ===     =========

  Our exploration activities in certain countries are described below. Due to the preliminary nature of the available information regarding these properties, the exploration portfolio is discussed in general terms.

Bolivia

  Our holdings and joint ventures in Bolivia, other than the Cobrizos property and the San Cristobal project, now total approximately 118,800 acres, including our joint venture interests in the historic Pulacayo mine and options on several properties currently under evaluation. We are aggressively pursuing exploration in Bolivia.

Peru

  We have an exploration office in Lima and are actively exploring for silver in Peru, the world's second largest silver producing country. In addition to our Otuzco copper-gold porphyry property, we are evaluating several other exploration property acquisition opportunities.

Mexico

  Mexico is the largest producer of silver in the world. We have an exploration office at Zacatecas, Zacatecas State in northern Mexico, the heart of the silver belt. We hold approximately 13,300 acres of mineral rights in the Zacatecas mining district that we continue to evaluate for vein and volcanogenic massive sulfide exploration targets. Excluding Platosa, the Company controls approximately 98,800 acres of mineral rights in Mexico that it is evaluating for silver and other metals in combination with silver.

Central Asia

  Our properties in Central Asia are held primarily under joint venture arrangements and are operated by other companies.

                                  RISK FACTORS

  Investors in our company should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors:

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

  As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 1999, we had an accumulated deficit of $47.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

  .  these estimates will be accurate;

  .  reserves and other mineralization figures will be accurate; or

  .  reserves or mineralization could be mined and processed profitably.

  Since we have not commenced production on any of our properties, reserves and other mineralization estimates for these properties may require adjustments or downward revisions based on actual production experience. Extended declines in market prices for silver, zinc and lead may render portions of our reserves uneconomic and result in reduced reported reserves. Any material reductions in estimates of our reserves and other mineralization, or of our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations and financial condition.

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

San Cristobal Project Risks--the completion of the San Cristobal project is subject to delays in commencement and completion, our inability to achieve anticipated production volume and cost increases.

  We plan to complete the development of the San Cristobal project and commence production operations in late 2002. However, there can be no assurance that:

  . the development of the San Cristobal project will be commenced or completed on a timely basis, if at all;

  .  the resulting operations will achieve the anticipated production volume;
     or

  . the construction costs and ongoing operating costs associated with the development of the San Cristobal project will not be higher than anticipated.

  If the actual cost to complete the development of the San Cristobal project is significantly higher than expected, there can be no assurance that we will have enough funds to cover these costs or that we would be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases or the failure to obtain necessary project financing on acceptable terms, to commence or complete the development of the San Cristobal project on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations and financial condition.

  The successful development of the San Cristobal project is subject to the other risk factors described herein.

Dependence on a Single Mining Project--our principal asset is the San Cristobal project.

  We anticipate that the majority, if not all, of our revenues for the next few years and beyond will be derived from the sale of metals mined at the San Cristobal project. Therefore, if we are unable to complete and successfully mine the San Cristobal project in a timely manner, our ability to generate revenue and profits would be materially adversely affected.

Management of Growth--our success will depend on our ability to manage our growth.

  We anticipate that as we bring our mineral properties into production and as we acquire additional mineral rights, we will experience significant growth in our operations. We expect this growth to create new positions and responsibilities for management personnel and increase demands on our operating and financial systems. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.

Volatility of Metals Prices--our profitability will be affected by changes in the prices of metals.

  Our profitability and long-term viability depend, in large part, on the market price of silver, zinc, lead and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

  The following table sets forth (1) the London Silver Market's high and low spot price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low spot prices of zinc and lead in U.S. dollars per pound, for the periods indicated.

                                                    Silver     Zinc      Lead
                                                   --------- --------- ---------
   Year                                            High Low  High Low  High Low
   ----                                            ---- ---- ---- ---- ---- ----
   1994........................................... 5.75 4.64 0.54 0.41 0.31 0.15
   1995........................................... 6.04 4.41 0.55 0.43 0.35 0.24
   1996........................................... 5.83 4.71 0.50 0.44 0.42 0.30
   1997........................................... 6.27 4.22 0.60 0.47 0.33 0.23
   1998........................................... 6.83 4.88 0.52 0.42 0.27 0.22
   1999........................................... 5.75 4.88 0.56 0.41 0.25 0.21

Hedging and Currency Risks--we may not be successful in hedging against price, currency and interest rate fluctuations and may lose money through our hedging programs.

  We have engaged in limited metals trading activities to hedge against commodity and base metals price risks, using puts and calls. We anticipate that as we bring our mineral properties into production and we begin to generate revenue, we may utilize various price hedging techniques to mitigate some of the risks associated with fluctuations in the prices of the metals we produce. We may also engage in activities to hedge the risk of exposure to currency and interest rate fluctuations related to the development of San Cristobal in Bolivia or in other countries in which we incur substantial expenditures for exploration or development. Further, terms of our financing arrangements may require us to hedge against these risks.

  There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Hedging instruments which protect against market price volatility may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production. This limitation would limit our revenues and profits. Hedging contracts are also subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition and results of operations.

Uncertainty and Cost of Mineral Exploration and Acquisition--the exploration of mineral properties is highly speculative in nature, involves substantial expenditures, and is frequently non-productive.

  Our future growth and profitability will depend, in part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration and development programs. Competition for attractive mineral exploration properties is intense. See "--Competition." Our strategy is to expand our reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  . establish ore reserves through drilling and metallurgical and other testing techniques;

  . determine metal content and metallurgical recovery processes to extract metal from the ore; and

  .  construct, renovate or expand mining and processing facilities.

  If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations in any of our company's properties, other than the San Cristobal project.

  We consider from time to time the acquisition of operating or formerly operating mines. Our decisions to acquire these properties are based on a variety of factors including historical operating results, estimates of and assumptions about future reserves, cash and other operating costs, metals prices and projected economic returns, and evaluations of existing or potential liabilities associated with the property and its operation. Other than historical operating results, all of these may differ significantly from our estimates and assumptions. In addition, there is intense competition for attractive properties. Accordingly, there is no assurance that our acquisition efforts will result in profitable mining operations.

Development Risks--our profitability depends, in part, on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems and delays.

  None of our mineral properties, including the San Cristobal project, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop the San Cristobal project is based on feasibility studies. Decisions about the development of other projects in the future may also be based on feasibility studies. Feasibility studies derive estimates of reserves and operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. See "--Volatility of Metals Prices." Feasibility studies derive estimates of cash operating costs based upon, among other things:

  . anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed;

  .  anticipated recovery rates of silver and other metals from the ore;

  .  cash operating costs of comparable facilities and equipment; and

  .  anticipated climatic conditions.

Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

  There are a number of uncertainties inherent in the development and construction of any new mine, including the San Cristobal project. See "--San Cristobal Project Risks." These uncertainties include:

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

  . the need to obtain necessary environmental and other governmental permits, and the timing of those permits; and

  . the availability of funds to finance construction and development activities.

  The costs, timing and complexities of mine construction and development are increased by the remote location of many mining properties, like the San Cristobal project. It is common in new mining operations to experience unexpected problems and delays during mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there is no assurance that our future development activities will result in profitable mining operations.

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

We have not conducted surveys of all of the claims in which we hold direct or indirect interests and, therefore, the precise area and location of these claims may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

Property Rights--we may lose rights to properties if we fail to meet payment requirements or development or production schedules.

  We derive the rights to some of our mineral properties, including some of our principal properties at the San Cristobal project, from leaseholds or purchase option agreements which require the payment of rent or other installment fees. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. In addition, our ability to transfer or sell our rights to some of our mineral properties requires governmental approvals or third party consents, which may not be granted.

Mining Risks and Limits of Insurance Coverage--we cannot insure against all of the risks associated with mining.

  The business of mining is subject to a number of risks and hazards, including:

  .  adverse environmental effects;

  .  industrial accidents;

  .  labor disputes;

  .  technical difficulties due to unusual or unexpected geologic formations;

  .  failures of pit walls; and

  . flooding and periodic interruptions due to inclement or hazardous weather conditions.

  These risks can result in, among other things:

  . damage to, and destruction of, mineral properties or production facilities;

  .  personal injury;

  .  environmental damage;

  .  delays in mining;

  .  monetary losses; and

  .  legal liability.

  Although we maintain, and intend to continue to maintain, insurance with respect to our operations and mineral properties within ranges of coverage consistent with industry practice, there can be no assurance that insurance will be available at economically feasible premiums. Insurance against environmental risks is not generally available. These environmental risks include potential liability for pollution or other disturbances resulting from mining exploration and production. In addition, not all risks associated with developing and producing silver, zinc, lead and other metals are included in coverage and some covered risks may result in liabilities which exceed policy limits. Further, we may elect to not seek coverage for all risks. The occurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial condition and results of operations.

Foreign Operations--we conduct all of our exploration activities in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

  We currently conduct exploration activities in countries with developing economies including Bolivia, Honduras, Mexico and Peru in Latin America. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

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

Government Regulation of Environmental Matters--our activities are subject to foreign environmental laws and regulations which may materially adversely affect our future operations.

  We conduct mineral exploration and development activities primarily in Central America and South America, and are most active in Bolivia, where the San Cristobal project is located, and Mexico. With the development of San Cristobal, we also expect to conduct mining operations in Bolivia. These countries have laws and regulations which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require our company to acquire permits and other authorizations for certain activities. In many countries, including Bolivia, there is relatively new comprehensive environmental legislation, and the permitting and authorization processes may be less established and less predictable than they are in the United States. There can be no assurance that we will be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the development cost of San Cristobal or other projects and could delay the commencement of production.

  Environmental legislation in many countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. In Bolivia, where there is relatively new environmental legislation, enforcement activities and strategies may be under development, and thus may be less predictable than in the United States. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (1) necessitate significant capital outlays, (2) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects and (3) materially adversely affect our future operations.

  Many of our exploration and development properties are located in historic mining districts where prior owners may have caused environmental damage which may not be known to us or to the regulators. In most cases, we have not sought complete environmental analyses of our mineral properties and have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. To the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities would reduce our net cash flow and could have a material adverse effect on our financial condition and results of operations. If we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

Competition--we compete against larger and more experienced companies.

  The mining industry is intensely competitive. Many of the largest mining companies are primarily producers of base metals, and may become interested in the types of silver deposits on which we are focused because these deposits typically are polymetallic, containing significant quantities of base metals including zinc, lead and copper. Many of these companies have greater financial resources, operational experience and technical capabilities than we have. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

Holding Company Structure Risks--our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions imposed by law and foreign currency exchange regulations.

  We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Our subsidiaries' ability to pay dividends or make other distributions to our company is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary's liquidation, we may lose all or a portion of our investment in that subsidiary.

Requirement of External Financing--we may not be able to raise the funds necessary to explore and develop our mineral properties.

  We will need external financing to develop and construct the San Cristobal project and to fund the exploration and development of our other mineral properties. Sources of external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing could have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain, production at our mineral properties.

Dependence on Key Personnel--we depend on the services of key executives.

  We are dependent on the services of key executives including our chairman and our chief operating officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristobal project. Due to the relatively small size of our company, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristobal project, may delay or otherwise adversely affect the development of the San Cristobal project, which could have a material adverse effect on our business or future operations.

Substantial Control By Directors, Officers and 5% Shareholders--the substantial control of our company by our directors, officers and 5% shareholders may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

  As of February 1, 2000, Thomas S. Kaplan and the other directors of our company and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to these persons or entities, and 5% shareholders beneficially owned approximately 20,600,000 shares, or 60%, of the outstanding shares of our company. This level of ownership by these persons may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

There May Be Certain Tax Risks Associated With Investments In Our Company.

  Potential investors that are U.S. taxpayers should consider that our company may be considered to be "passive foreign investment company" (a "PFIC") for federal income tax purposes. If our company were deemed to be a PFIC, then a U.S. taxpayer who disposes or is deemed to dispose of shares of our company at a gain, or who received a so-called "excess distribution" on the shares generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a "QEF" election). A U.S. taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our company's ordinary earnings and net capital gain for any taxable year in which our company is a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to the shares of our company if we are classified as a PFIC for income tax purposes.

METALS MARKET OVERVIEW

Silver Market

  Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used for currency, the principal uses of silver are for industrial uses, primarily for electrical and electronic components, photography, jewelry and silverware. The CPM Group forecast in reports generally available in the industry that in 1999 approximately 816 million ounces of silver would be consumed for these and other industrial purposes, a decrease of 0.7% from 1998. CPM projected that an additional 29.5 million ounces of silver would be used to satisfy the coinage demand in 1999, an increase of 18% from the 25 million ounces used in 1998.

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

  Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 76% of mined silver is produced as a by-product of mining lead, zinc, gold, nickel or copper deposits. CPM estimates that in 1999 recycled or secondary supply of silver increased to 208 million ounces, representing a 10.9% increase over 1998 levels. CPM further estimates that total silver supply from mine production, recycling and estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand since 1990, and that stockpiles are continuing to diminish. CPM studies indicate that approximately 696 million ounces of silver were supplied from all sources in 1999, an increase of 8.3% from 1998. Mine production of silver rose 6.4% to 478 million ounces.

  The following table sets forth the London Silver Market's annual average, high and low spot price of silver in U.S. dollars per troy ounce since 1978.

     Year                                          Average     High       Low
     ----                                        --------------------- ---------
                                                  (U.S. dollars per troy ounce)
     1978.......................................       5.42       6.26      4.82
     1979.......................................      11.06      32.20      5.94
     1980.......................................      20.98      49.45     10.89
     1981.......................................      10.49      16.30      8.03
     1982.......................................       7.92      11.11      4.90
     1983.......................................      11.43      14.67      8.37
     1984.......................................       8.14      10.11      6.22
     1985.......................................       6.13       6.75      5.45
     1986.......................................       5.46       6.31      4.85
     1987.......................................       7.01      10.93      5.36
     1988.......................................       6.53       7.82      6.05
     1989.......................................       5.50       6.21      5.04
     1990.......................................       4.83       5.36      3.95
     1991.......................................       4.06       4.57      3.55
     1992.......................................       3.95       4.34      3.65
     1993.......................................       4.31       5.42      3.56
     1994.......................................       5.28       5.75      4.64
     1995.......................................       5.19       6.04      4.41
     1996.......................................       5.19       5.83      4.71
     1997.......................................       5.17       6.27      4.22
     1998.......................................       5.54       6.83      4.88
     1999.......................................       5.22       5.75      4.88

--------
Source: Silver Institute and Kitco

Zinc and Lead Markets

  We anticipate that our San Cristobal project will, and that our future projects may, involve the production of economically significant quantities of metals other than silver. We expect production from San Cristobal to include the extraction, processing and sale of significant quantities of zinc and lead contained in sulfide concentrates.

  Due to the corrosion resisting property of zinc, zinc is used primarily as the coating in galvanized steel. Galvanized steel is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting, and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers. The western world industrial consumption of zinc in 1999 was estimated in generally available industry publications of the International Lead Zinc Study Group ("ILZSG") and Brook Hunt at approximately 6.73 million tonnes compared to an estimated available supply of 6.60 million tonnes. The implied deficit resulted in a decrease in zinc metal stocks to approximately
0.85 million tonnes. Recycled zinc accounts for about 8% of the zinc consumed annually.

  The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics. Western world industrial consumption of lead in 1999 is estimated by ILZSG and Brook Hunt at 5.46 million tonnes. Lead is widely recycled with secondary production, accounting in recent years for approximately 55% to 60% of total supply. According to ILZSG, 5.55 million tonnes of lead were produced in 1999.

  The following table sets forth the annual average spot prices for zinc and lead on the London Metals Exchange since 1978.

     Year                                                   Zinc        Lead
     ----                                                ----------- -----------
                                                         (U.S. cents per pound)
     1978...............................................        31.0        33.7
     1979...............................................        33.5        52.6
     1980...............................................        34.4        41.4
     1981...............................................        38.3        33.5
     1982...............................................        33.7        24.7
     1983...............................................        34.6        19.3
     1984...............................................        41.7        20.1
     1985...............................................        35.5        17.7
     1986...............................................        34.1        18.4
     1987...............................................        36.2        27.0
     1988...............................................        56.3        29.7
     1989...............................................        77.6        30.5
     1990...............................................        68.9        36.7
     1991...............................................        50.7        25.3
     1992...............................................        56.2        24.6
     1993...............................................        43.6        18.4
     1994...............................................        45.3        24.9
     1995...............................................        46.8        28.6
     1996...............................................        46.5        35.1
     1997...............................................        59.7        28.3
     1998...............................................        46.4        24.0
     1999...............................................        48.9        22.8

--------
Source: Fleming Global Mining Group and ILZSG

MANAGEMENT

Executive Officers and Certain Personnel

  Apex Limited has no executive officers. Under the Companies Law (1995 Revision) of the Cayman Islands, directors are authorized to bind the corporation that they represent. Apex Limited has entered into a Management Services Agreement pursuant to which it has engaged Apex Silver Mines Corporation, our wholly owned subsidiary, referred to as Apex Corporation, to provide a broad range of corporate management and advisory services. Set forth below are certain personnel of Apex Limited and its subsidiaries.

   Name                    Age                      Position
   ----                    ---                      --------
Thomas S. Kaplan..........  37 Chairman of Apex Limited, and Chief Executive
                                Officer of Apex Corporation
Keith R. Hulley...........  60 President and Chief Operating Officer, Apex
                                Corporation
Marcel F. DeGuire.........  50 Vice President of Corporate Development, Apex
                                Corporation
Mark A. Lettes............  50 Vice President, Finance and Chief Financial
                                Officer, Apex Corporation
Larry J. Buchanan.........  55 Chief Geologist, Apex Corporation
Edmond R. LeBlanc.........  41 Vice President, Marketing, Apex Corporation
Douglas M. Smith, Jr. ....  56 Vice President, Exploration, Apex Corporation
Linda Good Wilson.........  42 Vice President, Investor Relations, Apex
                                Corporation
Johnny Delgado Achaval....  60 President and Chief Executive Officer,
                                Andean Silver Corporation LDC
Michael F. Shaw...........  53 Project Manager, San Cristobal, Apex Corporation

  Thomas S. Kaplan. Mr. Kaplan has been the chairman of the board of directors of our Company since its inception in March 1996 and is a director and was the founder of companies we acquired in 1996 through 1998. Mr. Kaplan is a principal shareholder in Consolidated Commodities Ltd., a shareholder of Apex Limited. For the past ten years, Mr. Kaplan has served as an advisor to private clients, trusts and fund managers in the field of strategic forecasting, an analytical method which seeks to identify and assess global trends in politics and economics and the way in which such trends relate to international financial markets, particularly in the developing markets of Asia, Latin America, the Middle East and Africa. Mr. Kaplan has managed numerous venture capital investments and portfolio investment accounts, and is a principal of several entities specializing in direct and portfolio investments, including Feder Information Services Corporation, Tigris Financial Group Ltd., and FMS Partners L.P. Mr. Kaplan also serves as a director of African Plantations Corporation LDC, a Cayman Islands limited duration company which owns and operates coffee and tea plantations in eastern and southern Africa. Mr. Kaplan was educated in Switzerland and England and holds B.A., M.A., and D. Phil. degrees in history from the University of Oxford.

  Keith R. Hulley. Mr. Hulley has been a director of our Company since April 1997. A mining engineer with more than 30 years experience, Mr. Hulley serves as the President and Chief Operating Officer of Apex Corporation and has served as an executive officer of Apex Corporation since its formation in October 1996. From early 1991 until he joined the Company, he served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation, a publicly traded international nickel, gold and copper producer. At Western Mining, Mr. Hulley's responsibilities included supervising on a global basis strategic planning, mine production, concentrating, smelting, refining and sales. During this period, Western Mining produced on an annual basis approximately 90,000 tonnes of nickel, 700,000 ounces of gold, 80,000 tonnes of refined copper and 1,500 tonnes of uranium oxide. Mr. Hulley also supervised the development and operation of Western Mining's Mount Keith open-pit nickel mine, an A$450 million mining project. Prior to joining Western Mining, Mr. Hulley was the President, Chief Executive Officer and Chairman of the board of directors of USMX Inc., a publicly traded precious-metals exploration company. Mr. Hulley has also served as the President of the minerals division and Senior Vice President for Operations of Atlas Corporation, where he was in charge of mining exploration, development and production. Previously he was Vice President of Mining and Development of the U.S. division of BP Minerals, Inc. Over the course of his career, Mr. Hulley has worked as a miner and shift supervisor in the gold mines of South Africa, as Mine Operation Superintendent of Kennecott Corporation's Bingham Canyon mine which processed 100,000 tonnes of ore per day, and as project manager of the early phase of the Ok Tedi exploration and development projects in Papua New Guinea. A member of the American Institute of Mining and Metallurgical Engineers and a Fellow of the Australian Institute of Mining and Metallurgy, Mr. Hulley holds a B.S. in mining engineering from the University of Witwatersrand and an M.S. in mineral economics from Stanford University.

  Marcel F. DeGuire. Mr. DeGuire serves as Vice President of Corporate Development of Apex Corporation. Prior to joining Apex Corporation in August 1996, he served as Vice President of Project Development and Regional Director for those jurisdictions which were formerly part of the Soviet Union for Newmont Gold Company, a subsidiary of Newmont Mining Corporation. During this period, Mr. DeGuire acted as Project Leader of Newmont's Muruntau large scale open pit heap leach gold project in Uzbekistan. This facility processes 37,800 tonnes of ore per day and was built at a cost of $225 million. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. In addition to his work in Central Asia, Mr. DeGuire has been responsible for various feasibility analyses, including Newmont's Yanacocha gold project in Peru. During his almost 20 years with Newmont, Mr. DeGuire worked as resident manager of a uranium mine and rose to President of several of Newmont's subsidiaries and became a leading expert in environmental management and mine reclamation, serving as Newmont's Vice President of Environmental Affairs and Research and Development as well as in other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Canadian Institute of Metallurgy, the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in metallurgical engineering from Michigan Technological University and an M.S. in metallurgical engineering from the University of Nevada, Reno.

  Mark A. Lettes. Mr. Lettes has served as Vice President, Finance and Chief Financial Officer of Apex Corporation since June 1998. Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at AMAX Inc. including Manager of Corporate Development, Manager Futures Analysis and Group Planning Administration. In those positions, Mr. Lettes was responsible for planning and economic analysis activities for AMAX and for business development and acquisition functions. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50% of Alumax, AMAX's aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in marketing from the University of Connecticut and an M.B.A. from Ohio State University.

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

  Edmond R. LeBlanc. Mr. LeBlanc has served as Vice President, Marketing of Apex Corporation since April 1998. Prior to joining us, Mr. LeBlanc served as Director of Marketing for Westmin Resources Limited from 1995 through March 1998, where he was responsible for sales, transportation and hedging for all of the company's mineral production. Westmin sold a wide variety of products including copper, zinc, precious metals and molybdenum concentrates, as well as precious metal dore and copper cathodes. As a member of Westmin's senior management, Mr. LeBlanc was instrumental in assessing marketing issues for the company's five-year strategic plans. From 1990 to 1995, he served as Manager of Special Projects and Manager of Marketing for Westmin. Mr. LeBlanc commenced his career in the mining industry as an exploration geologist before specializing in the marketing of nonferrous concentates and precious metals. He earned a B.S. in geology from Saint Xavier University.

  Douglas M. Smith, Jr. Mr. Smith has served as Vice President, Exploration for Apex Corporation since early 1997. Mr. Smith began his career with Minas de San Luis, S.A., where he was District Geologist at the Taylotita mine in Mexico, one of the largest epithermal silver-gold deposits in the world, and subsequently became Chief Geologist. Prior to joining Apex Corporation, Mr. Smith was employed for almost 20 years by ASARCO Incorporated, which he joined in 1977. During his tenure at ASARCO, he held numerous positions including Manager of the Rocky Mountain Exploration Division and, most recently, Chief Geologist of the Latin American Exploration Division, where he was responsible for overseeing all aspects of exploration and project evaluation in Spanish-speaking countries of the Americas, including Bolivia, Peru, Chile and Mexico. Mr. Smith holds a B.S. in geology from the University of New Mexico.

  Linda Good Wilson. Ms. Wilson joined Apex Corporation as Vice President, Investor Relations in October 1997. Prior to joining Apex Corporation, Ms. Wilson served from March through October 1997 as Director of Investor Relations for Addwest Minerals, a newly listed Canadian junior gold producer. With 14 years of mining experience, Ms. Wilson spent the 10 years prior to March 1997 at Cyprus Amax in numerous positions, including Director in the Investor Relations and Treasury Department. Ms. Wilson began her career as a Geologist at AMAX Inc.'s Mount Tolman Project, a large copper-molybdenum deposit in eastern Washington. Ms. Wilson holds a B.A. in geology from Colby College and a M.S. in mineral economics from the Colorado School of Mines.

  Johnny Delgado Achaval. Mr. Delgado serves as the Chief Executive Officer of Andean Silver Corporation LDC, a wholly owned subsidiary of our company. Mr. Delgado has over 30 years experience in the South American mining industry, including 15 years as President and principal shareholder of Mineria Tecnica Consultores Asociados S.A. ("Mintec"), which was one of Bolivia's leading mining consulting firms and the agent for Andean Silver Corporation LDC from the formation of its Bolivian branch in 1994 until Mintec's acquisition by the Company in 1998. Mr. Delgado founded Mintec in 1981. Prior to the formation of Mintec, Mr. Delgado worked with International Mining Company from 1966 to 1981, where he served initially as Chief of Exploration and Project Manager and then as Technical Vice President of its tungsten mining holding company, Estalsa Boliviana S.A. Both before and during his tenure at Mintec, Mr. Delgado was involved in all aspects of international mining, including the direction of major exploration efforts in Bolivia, Peru, Brazil, Ecuador, Argentina and Chile, as well as management of mining operations in Bolivia. Mr. Delgado has taught mining engineering, mining finance and mine geology. He is a member of the Geological Society of Bolivia, the Society of Bolivian Engineers and the Mining Club.

  Michael F. Shaw. Mr. Shaw has served as Project Manager for the San Cristobal project since January 1999. Prior to joining Apex Corporation, Mr. Shaw served from 1996 through 1998 as a Vice President of Tiomin Resources and as Vice President, General Manager and a director of Panama Cobre, S.A., a subsidiary of Tiomin. At Tiomin, he was responsible for development activity at the Cerro Colorado copper deposit in Panama. Mr. Shaw previously served from 1994 to 1996 as Project Director for Cyprus Amax Minerals Company on its solvent extraction-electrowinning expansion of the Cerro Verde copper mine in Peru. Under Mr. Shaw's management, Cerro Verde's expansion was completed on schedule and under budget. In addition, Mr. Shaw has held numerous project management positions for Bechtel Corporation and Kvaerner Metals (Davy McKee). Over the course of his career, he helped build the Andacollo gold mine in Chile, the El Abra copper mine in Chile, the Jerritt Canyon gold mine in Nevada and Magma Copper Company's flash copper smelter in Arizona. A metallurgical engineer with nearly 30 years experience, Mr. Shaw began his career as metallurgist for Phelps Dodge Corporation before specializing in project management. He earned a B.S. in chemistry and an M.S. in metallurgical engineering from the University of Texas at El Paso.

  As of December 31, 1999, the Company had approximately 85 full-time employees.

  Our subsidiary, Apex Corporation, provides management, advisory and administrative services for our company under a Management Services Agreement dated October 22, 1996. The services provided by Apex Corporation include:

  .  identifying and evaluating investment opportunities;

  . making recommendations to our board of directors with respect to our exploration and development activities;

  . providing staffing, employees and the necessary expertise to manage our company's business and monitor its exploration and development activities; and

  . advising the Company with respect to investments, contractual and financing activities and providing financial services.

  We pay Apex Corporation a service fee in an amount equal to the direct and indirect costs incurred by Apex Corporation in providing its services, plus 7% of those costs.

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
0.4047 hectares......... 1 acre
0.3048 meters........... 1 foot
1.609 kilometer......... 1 mile
31.103 grams............ 1 ounce (troy)
0.907 tonne............. 1 ton

ITEM 3: LEGAL PROCEEDINGS

  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Our company's Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." Our warrants are listed on the American Stock Exchange under the symbol "SIL.WS", and began trading on February 25, 2000. As of March 3, 2000, we had approximately 140 shareholders of record and an estimated 2,000 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

  Our company has never paid any dividends on its Ordinary Shares and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

  The following table sets forth for the periods indicated the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 3, 2000 was $10.50.

                                                        Ordinary Shares
                                               ---------------------------------
                                                     1999             1998
                                               ---------------- ----------------
       Period                                   High     Low      High     Low
       ------                                  ------- -------- -------- -------
       1st Quarter............................ $10 3/4 $ 7 3/8  $14 1/8  $10 5/8
       2nd Quarter............................ $13 1/4 $10 1/16 $12 3/4  $ 9 3/8
       3rd Quarter............................ $15 1/4 $10 3/4  $10 5/16 $ 6 3/4
       4th Quarter............................ $15     $11      $ 9 5/8  $ 7 1/2

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data for the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and the period from December 22, 1994 (inception) through December 31, 1999, are derived from the audited consolidated financial statements of the Company. The selected financial data that has not been presented herein is immaterial. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                           December 22,
                                                                               1994
                                                                           (inception)
                                    Year ended December 31,                  through
                          -----------------------------------------------  December 31,
                            1999      1998      1997      1996     1995        1999
                          --------  --------  --------  --------  -------  ------------
                              (dollars in thousands, except per share amounts)
Statement of Operations:
Interest and other
 income.................  $  1,114  $  2,444  $    962  $    575  $   462    $  5,572
                          --------  --------  --------  --------  -------    --------
Total income............     1,114     2,444       962       575      462       5,572
                          --------  --------  --------  --------  -------    --------
Expenses
  Exploration...........     6,014     9,966    13,358    14,852    3,559      48,167
  Administrative........     2,846     3,339     2,440       265      200       9,090
  Amortization and
   depreciation.........       233       169       149        57       57         666
                          --------  --------  --------  --------  -------    --------
Total expenses..........     9,093    13,474    15,947    15,174    3,816      57,922
                          --------  --------  --------  --------  -------    --------
Loss before minority
 interest...............    (7,979)  (11,030)  (14,985)  (14,599)  (3,354)    (52,350)
Minority interest.......       --        --        --      2,876    1,493       4,559
                          --------  --------  --------  --------  -------    --------
Net loss for the
 period.................  $ (7,979) $(11,030) $(14,985) $(11,723) $(1,861)   $(47,791)
                          ========  ========  ========  ========  =======    ========
Net loss per Ordinary
 Share..................  $  (0.29) $  (0.42) $  (0.72) $  (0.66) $ (0.12)   $  (2.19)
                          ========  ========  ========  ========  =======    ========
Weighted average number
 of Ordinary Shares
 outstanding............    27,601    26,212    20,930    17,672   15,900      21,791
Cash Flow Data:
Net cash provided by
 (used in) financing
 activities.............  $ 94,073  $   (267) $ 55,008  $ 35,269  $ 6,430    $191,199
Net cash used in
 operating activities...    (7,256)  (10,641)  (17,776)  (12,092)  (3,491)    (51,585)
Net cash used in
 investing activities...   (16,738)  (19,908)   (6,148)     (524)     --      (43,317)
                          --------  --------  --------  --------  -------    --------
Net increase (decrease)
 in cash................  $ 70,079  $(30,816) $ 31,084  $ 22,653  $ 2,939    $ 96,297
                          ========  ========  ========  ========  =======    ========

                                                      December 31,
                                         ---------------------------------------
                                           1999    1998    1997    1996    1995
                                         -------- ------- ------- ------- ------
                                                 (dollars in thousands)
Balance Sheet Data:
Total assets............................ $151,077 $62,347 $73,329 $26,797 $6,820
Total liabilities.......................    6,249   3,950   4,100   2,486    359
Minority interest.......................      --      --      --      --   2,876
Shareholders' equity....................  144,828  58,397  69,229  24,311  3,585

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  You should read the following discussion and analysis together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

  Apex Limited is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America and Central America. None of these properties are in production and, consequently, we have no current operating income or cash flow.

  We currently focus our resources on the development of our San Cristobal Project in Bolivia as well as continued evaluation of our Cobrizos property in Bolivia and Platosa property in Mexico.

  Our company completed an initial public offering of Ordinary Shares on December 1, 1997. We completed a subsequent offering of Ordinary Shares and warrants during November 1999.

  As used herein, Apex Limited, our company, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates as to one or more of them as the context may require.

Results of Operations

  Interest Income. Our company does not yet produce silver or any other mineral products and has no revenues from product sales. Our primary source of revenue is interest income. Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments. Our interest income for the year ended December 31, 1999 was $1.1 million compared to $2.4 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively. The 1999 decrease in interest income compared to 1998 is the result of declining average cash balances during 1999 prior to receipt of the net proceeds of our November 1999 offering of Ordinary Shares and warrants. The increase in our interest income for 1998 compared to 1997 was due to the additional cash raised in our initial public offering of Ordinary Shares in 1997.

  Exploration. Our company expenses mineral exploration expenditures as incurred on each property until we determine that mining operations on that property are feasible. Once we have determined that a mineral property has proven and probable ore reserves, we capitalize all development costs. Through December 31, 1999, we have expensed all acquisition and exploration costs as incurred, except those pertaining to the San Cristobal Project. Since September 1, 1997, we have capitalized development costs associated with the San Cristobal Project and will continue to do so in the future.

  Our exploration expenses were $6.0 million for the year ended December 31, 1999 compared to $10.0 million and $13.4 million for the years ended December 31, 1998 and 1997, respectively. The decreases in our exploration expenses for these periods is due primarily to the reduced emphasis on exploration as we concentrate our resources on the development of the San Cristobal Project.

  Administrative. Our administrative expenses were $2.8 million for the year ended December 31, 1999, compared to $3.3 million and $2.4 million for the years ended December 31, 1998 and 1997, respectively. The decrease in our administrative expenses in 1999 as compared to 1998 is primarily due to the refocusing of our efforts on development activities at the San Cristobal Project. The increase in our administrative expenses for 1998 compared to 1997 is primarily the result of our increased activity and our hiring of additional personnel associated with the anticipated development and financing of the San Cristobal Project.

  Income Taxes. Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes. Otherwise our company pays no income tax in the U.S. since we are incorporated in the Cayman

Islands and conduct no business that currently generates U.S. taxable income. The Cayman Islands currently impose no corporate taxation. Our company has been granted exemption until January 16, 2015 from any form of corporate taxation which may subsequently be adopted in the Cayman Islands.

Liquidity and Capital Resources

  As of December 31, 1999, our company had cash and cash equivalents of approximately $96.3 million compared to $26.2 million at December 31, 1998. The increase in our cash and cash equivalents during 1999 is due to the $94.1 million in net proceeds we received from our November 1999 offering of Ordinary Shares and warrants, partially offset by our investments of approximately $16.1 million in the development of the San Cristobal Mine and $0.8 million in plant, buildings and equipment, together with $7.2 million in other expenditures related primarily to exploration and administration.

  During November 1999, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, we sold 8,090,132 Ordinary Share units, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $94.1 million. The Ordinary Share units, each priced at $12.00 per unit, were comprised of one Ordinary Share and one warrant with each warrant exercisable into one-half of an Ordinary Share at any time on or before November 4, 2002 at a price of $18.00 per Ordinary Share. The warrants, if exercised, would raise an additional $73.6 million for the Company and would result in the issuance of 4,045,066 Ordinary Shares.

  Based on the September 1999 feasibility study for the San Cristobal Project, we expect capital costs for construction to total approximately $413 million. In addition, we expect that the Project will require $15 million of working capital and $20 million to pay Bolivian value-added tax during construction. We should recover the value-added tax against our future Bolivian income taxes. Based on our current development schedule for San Cristobal, we anticipate capital expenditures of approximately $127 million over the next twelve months, with the remaining $321 million to be spent in the following two years. We expect to fund these expenditures from a combination of our existing cash balances and financing raised from outside sources. Under the current schedule, we expect our existing cash balances to be sufficient to fund ongoing development of San Cristobal through the third quarter of 2000. We will need significant additional financing from outside sources to complete San Cristobal development.

  We expect that outside sources of financing for San Cristobal will include bank borrowings and future additional debt or equity financing. Our company does not currently have a line of credit with any financial institution. We have appointed Barclays and Deutsche Bank as co-lead arrangers for the project financing of the San Cristobal Project and have begun negotiations regarding the terms of a potential financing. There can be no assurance that we will be able to obtain the required financing on terms that we find attractive, or at all.

  In order to maintain our mineral properties, we must make certain payments including government mineral patent fees and commissions, work commitments, lease and option payments and advance royalties. In order to maintain our current portfolio of mineral properties, we will be required to make payments during the next twelve months of approximately $0.5 million for San Cristobal, $0.2 million for Cobrizos, $0.7 million for Platosa and $0.6 million for our other exploration properties. In addition, we expect to make expenditures for other continuing exploration, property acquisition, property evaluation and general corporate expenses. Such expenditures are not anticipated to increase significantly during the next twelve months. We expect to fund these obligations from existing cash balances.

Environmental Compliance

  Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Our management expects to be able to comply with those laws and does not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with its mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with best contemporary industry practice.

                          FORWARD-LOOKING STATEMENTS

  Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words "anticipate", "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

  . worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

  .  volatility in market prices for silver, zinc and lead;

  . financial market conditions, and the availability of financing on terms acceptable to our company;

  . uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of estimates in early stages of mine development;

  . variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

  .  geological, technical, permitting, mining and processing problems;

  . the availability and timing of acceptable arrangements for power, transportation, water and smelting;

  . uncertainties regarding future changes in tax legislation or implementation of existing tax legislation;

  .  variations in smelting operations and capacity;

  .  the availability of experienced employees; and

  .  the factors discussed under "Risk Factors."

  Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Currently, our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relative low exposure to currency fluctuations. Because we conduct our activities largely in several foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

  We expect that we will be required to hedge some portion of our planned production in advance in order to complete the financing necessary to develop San Cristobal. In addition, as we bring San Cristobal into production and begin to derive revenue from the production, sale and exchange of metals, we may utilize various price-hedging techniques to lock in forward delivery prices on a portion of our production. We would expect to balance the use of price-hedging techniques to mitigate some of the risks associated with fluctuations in the prices of the metals we produce while allowing us to take advantage of rising metal prices should they occur.

  We are currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure. We have engaged in limited metals trading activities utilizing puts and calls in a manner similar to anticipated lender requirements, for the purpose of testing procedures and controls surrounding the trading function. At December 31, 1999, a mark to market of our open positions did not have a material effect on our results of operations or financial position. There can be no assurance that we will always benefit from the use of hedging techniques.

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

                                   PART III

ITEM 10: DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF APEX CORPORATION

  Information regarding directors of Apex Limited and certain executive officers of Apex Corporation is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 annual meeting of shareholders (the "Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION

  Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in our proxy statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to the information set forth under the caption "Security Ownership of Principal Shareholders and Management" in our proxy statement, which information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information contained under the caption "Certain Transactions" contained in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report on Form 10-K or incorporated by reference.

    1. The consolidated financial statements of the Company are listed on the "Index to Financial Statements", on Page F-1 to this report.

    2. Financial Statement Schedules (omitted because not material or not applicable).

    3. The following exhibits are filed with this report on Form 10-K or incorporated by reference.

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
   3.1   Amended and restated Memorandum of Association of the Company.(1)

   3.2   Amended and restated Articles of Association of the Company.(1)

   4.1 Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)

   4.2   Form of Warrant Certificate.(3)

   4.3   Form of Warrant Agreement dated November 5, 1999.(4)

  10.1   Summary of the Company's 401(k) Plan.(2)

  10.2 Management Services Agreement among the Company and its subsidiaries.(2)

  10.3   Non-Employee Directors' Share Plan, as amended.(1)

  10.4   Employees' Share Option Plan.(1)

  10.5   Form of Option Grant to Non-Employee Directors dated April 10,
         1997.(5)

  10.6   Employment contract between the Company and Marcel F. DeGuire, dated
         July 23, 1996.(2)

  10.7   Employment contract between the Company and Mark A. Lettes, dated May
         19, 1998.(1)

  10.8   Employment contract between the Company and Keith R. Hulley, dated
         August 4, 1996.(2)

  10.9 Employment contract between the Company and Douglas M. Smith Jr., dated January 21, 1997.(2)

  10.10 English translation of Deed of Lease and Purchase Option Contract between Monica de Prudencio and Mineria Tecnia Consultores Asociados,
         S.A. ("Mintec"), dated November 7, 1994, regarding the Tesorera concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

  10.11 English translation of Assignment Agreement between ASC Bolivia LDC and Mintec regarding the rights to the above agreement, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

  10.12  English translation of the Lease and Purchase Option Contract between
         Empresa Minera Yana Mallcu S.A. and Mintec, dated February 7, 1996, regarding the Toldos concession, with an attached note from Keith
         Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

  10.13  English translation of the Assignment of Lease and Purchase Option
         Agreement among Banco Industrial S.A., Mintec and ASC Bolivia LDC, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

  10.14 English translation of the Purchase Option Agreement between Mintec and Litoral Mining Cooperative Ltd., dated August 17, 1995, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
  10.15  English translation of the Assignment and Assumption Agreement between
         Mintec and ASC Bolivia LDC, dated May 22, 1996, regarding the Animas concession, with an attached note from Keith Hulley, a director of the
         Company, as required by Rule 306 of Regulation S-T.(2)

  10.16 English translation of the Purchase Agreement between ASC Bolivia LDC and Litoral Mining Cooperative Ltd., regarding the Animas concessions with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

  10.17  English translation of the Joint Venture Agreement between Corporacion
         Minera Boliviano S.A. ("Comibol") and ASC Bolivia LDC, regarding the
         Cobrizos Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

  10.18  English translation of the Joint Venture Agreement between Comibol and
         ASC Bolivia LDC regarding the Choroma Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule
         306 of Regulation S-T.(2)

  10.19 Board Designation Agreement, dated October 28, 1997, by and between the Company and Silver Holdings.(2)

  10.20 Registration Rights and Voting Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum
         LLC and Thomas S. Kaplan.(2)

  10.21 Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.(2)

  10.22 Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.(2)

  10.23  English translation of the Purchase Agreement between Monica de
         Prundencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith
         Hulley as required by Rule 306 of Regulation S-T.(2)

  21     List of Subsidiaries.

  23     Consent of PricewaterhouseCoopers LLP.

  27     Financial Data Schedule.

--------
(1) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-34685).
(3) Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (File No. 333-76181), as amended, of the Registrant, first filed with the Securities and Exchange Commission on April 13, 1999.
(4) Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Registrant, filed with the Securities and Exchange Commission on November 8, 1999.
(5) Incorporated by reference to Exhibit 4.3 in our Registration Statement on Form S-8 (File No. 333-53185).

(b) The Company filed a Report an Form 8-K dated November 5, 1999, reporting under Item 5 the offering of units comprised of one Ordinary Share and one-half of a warrant, and the terms of the warrant.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 10, 2000 on its behalf by the undersigned, thereunto duly authorized.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Thomas S. Kaplan            Director                     March 10, 2000
______________________________________
           Thomas S. Kaplan

       /s/ Michael Comninos            Director                     March 10, 2000
______________________________________
           Michael Comninos

       /s/ Harry M. Conger             Director                     March 10, 2000
______________________________________
           Harry M. Conger

     /s/ Eduardo S. Elsztain           Director                     March 10, 2000
______________________________________
         Eduardo S. Elsztain

       /s/ David Sean Hanna            Director                     March 10, 2000
______________________________________
           David Sean Hanna

          /s/ Ove Hoegh                Director                     March 10, 2000
______________________________________
              Ove Hoegh

       /s/ Keith R. Hulley             Director                     March 10, 2000
______________________________________
           Keith R. Hulley

         /s/ Richard Katz              Director                     March 10, 2000
______________________________________
             Richard Katz

       /s/ Kevin R. Morano             Director                     March 10, 2000
______________________________________
           Kevin R. Morano

          /s/ Paul Soros               Director                     March 10, 2000
______________________________________
              Paul Soros

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

                                                                           Page
                                                                           ----
Report of Management...................................................... F-2


Report of Independent Accountants......................................... F-2


Consolidated Balance Sheet at December 31, 1999 and 1998.................. F-3


Consolidated Statement of Operations for the years ended December 31,
 1999, 1998, and 1997 and for the period from December 22, 1994
 (inception) through December 31, 1999.................................... F-4


Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997 and for the period from December
 22, 1994 (inception) through December 31, 1999........................... F-5


Consolidated Statement of Cash Flows for the years ended December 31,
 1999, 1998, and 1997 and for the period from December 22, 1994
 (inception) through December 31, 1999.................................... F-6


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

/s/ Thomas S. Kaplan                      /s/ Mark A. Lettes
Thomas S. Kaplan                          Mark A. Lettes
Chairman                                  Vice President and Chief Financial
Apex Silver Mines Limited                 Officer

                                          Apex Silver Mines Corporation
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Apex Silver Mines Limited

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited (successor to Apex Silver Mines LDC) and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 and the period from December 22, 1994 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
March 3, 2000

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)

                                                     December 31,  December 31,
                                                         1999          1998
                                                     ------------  ------------
                       Assets
Current assets
  Cash and cash equivalents......................... $ 96,296,577  $26,217,241
  Accrued interest receivable.......................       61,119      126,332
  Prepaid expenses and other assets.................      301,485    1,197,622
                                                     ------------  -----------
    Current assets..................................   96,659,181   27,541,195
  Mining properties and development costs...........   48,056,283   29,777,360
  Plant, buildings and equipment (net)..............    2,505,483    2,229,584
  Value added tax recoverable.......................    3,810,460    2,725,803
  Other.............................................       45,997       73,092
                                                     ------------  -----------
    Total assets.................................... $151,077,404  $62,347,034
                                                     ============  ===========
        Liabilities and Shareholders' Equity
Current liabilities
  Accrued salaries, wages and benefits.............. $    118,108  $   154,800
  Accounts payable and other accrued liabilities....    2,092,477    1,580,123
  Current portion of notes payable..................      901,459      248,773
                                                     ------------  -----------
    Current liabilities.............................    3,112,044    1,983,696
Notes payable.......................................    3,137,368    1,966,588
Commitments and contingencies (Note 10).............          --           --
Shareholders' equity
  Ordinary Shares, $.01 par value, 75,000,000 shares
   authorized; 34,471,268 and 26,250,761, shares
   issued and outstanding, respectively (Note 1e)...      344,662      262,507
  Contributed surplus...............................  192,274,553   97,946,434
  Accumulated deficit...............................  (47,791,223) (39,812,191)
                                                     ------------  -----------
    Total shareholders' equity......................  144,827,992   58,396,750
                                                     ------------  -----------
    Total liabilities and shareholders' equity...... $151,077,404  $62,347,034
                                                     ============  ===========


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Expressed in United States dollars)

                                                                     For the period
                                                                      December 22,
                                                                    1994 (inception)
                           Year ended    Year ended    Year ended       through
                          December 31,  December 31,  December 31,    December 31,
                              1999          1998          1997            1999
                          ------------  ------------  ------------  ----------------
Income
  Interest and other
   income...............  $ 1,113,547   $  2,444,357  $    961,810    $  5,571,687
                          -----------   ------------  ------------    ------------
    Total income........    1,113,547      2,444,357       961,810       5,571,687
                          -----------   ------------  ------------    ------------
Expenses
  Exploration...........    6,013,535      9,965,999    13,357,617      48,166,709
  Administrative........    2,846,057      3,338,812     2,439,722       9,089,572
  Amortization and
   depreciation.........      232,987        169,116       149,429         665,515
                          -----------   ------------  ------------    ------------
    Total expense.......    9,092,579     13,473,927    15,946,768      57,921,796
                          -----------   ------------  ------------    ------------
Loss before minority
 interest...............   (7,979,032)   (11,029,570)  (14,984,958)    (52,350,109)
Minority interest in
 loss of consolidated
 subsidiary.............          --             --            --        4,558,886
                          -----------   ------------  ------------    ------------
Net loss for the
 period.................  $(7,979,032)  $(11,029,570) $(14,984,958)   $(47,791,223)
                          ===========   ============  ============    ============
Net loss per Ordinary
 Share--basic and
 diluted(1).............  $     (0.29)  $      (0.42) $      (0.72)   $      (2.19)
                          ===========   ============  ============    ============
Weighted average Ordi-
 nary Shares outstanding
 (Notes 1e and 1h)......   27,601,362     26,212,009    20,929,882      21,790,991
                          ===========   ============  ============    ============

--------
(1) Diluted earnings per share were antidilutive for all periods presented.


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Expressed in United States dollars)

                                                              Accumulated
                                                               Deficit &        Total
                            Shares             Contributed   Comprehensive  Shareholders'
                          Outstanding  Amount    Surplus        Deficit        Equity
                          ----------- -------- ------------  -------------  -------------
Issuance of shares upon
 incorporation, December
 22, 1994...............   8,822,546  $ 88,225 $  5,571,398  $        --    $  5,659,623
Net loss................         --        --           --       (213,165)      (213,165)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1994...................   8,822,546    88,225    5,571,398      (213,165)     5,446,458
Net loss and
 comprehensive loss.....         --        --           --     (1,861,185)    (1,861,185)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1995...................   8,822,546    88,225    5,571,398    (2,074,350)     3,585,273
Issuance of shares in
 private placement......   4,256,700    42,567   32,406,783           --      32,449,350
Net loss and
 comprehensive loss.....         --        --           --    (11,723,313)   (11,723,313)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1996...................  13,079,246   130,792   37,978,181   (13,797,663)    24,311,310
Purchase of minority
 interest in ASC
 Bolivia................     268,496     2,685    2,950,771           --       2,953,456
Issuance of shares to
 associates.............     138,595     1,386    1,523,159           --       1,524,545
Issuance of shares for
 services...............     115,207     1,152      231,566           --         232,718
Stock option
 compensation expense...         --        --       416,562           --         416,562
Issuance of shares upon
 Initial Public
 Offering...............   5,523,372    55,234   54,719,730           --      54,774,964
Net loss and
 comprehensive loss.....         --        --           --    (14,984,958)   (14,984,958)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1997...................  19,124,916   191,249   97,819,969   (28,782,621)    69,228,597
Exchange of Apex LDC
 shares.................   7,079,006    70,790      (70,790)          --             --
Stock options
 exercised..............      25,001       250      197,473           --         197,723
Restricted stock
 awards.................      21,838       218      185,407           --         185,625
Unearned compensation...         --        --      (185,625)          --        (185,625)
Net loss and
 comprehensive loss.....         --        --           --    (11,029,570)   (11,029,570)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1998...................  26,250,761   262,507   97,946,434   (39,812,191)    58,396,750
Stock options
 exercised..............      25,549       256      223,900           --         224,156
Sale of Ordinary Share
 units (net)............   8,090,132    80,901   94,004,628           --      94,085,529
Commissions paid in
 stock..................      84,184       842         (842)          --             --
Restricted stock
 awards.................      15,542       156      187,475           --         187,631
Unearned compensation
 (net)..................         --        --       (87,042)          --         (87,042)
Net loss and
 comprehensive loss.....         --        --           --     (7,979,032)    (7,979,032)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1999...................  34,466,168  $344,662 $192,274,553  $(47,791,223)  $144,827,992
                          ==========  ======== ============  ============   ============

  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States dollars)

                                                                   For the period
                                                                    December 22,
                                                                        1994
                                                                    (inception)
                          Year ended    Year ended    Year ended      through
                         December 31,  December 31,  December 31,   December 31,
                             1999          1998          1997           1999
                         ------------  ------------  ------------  --------------
Cash flows from
 operating activities:
  Net cash used in
   operating activities
   (See Note 9)......... $ (8,288,609) $(11,463,133) $(17,990,299)  $(53,652,838)
                         ------------  ------------  ------------   ------------
Cash flows from
 investing activities:
  Mining properties and
   development costs....  (15,017,926)  (17,664,436)   (5,214,815)   (37,897,177)
  Purchase of plant,
   buildings and
   equipment............     (687,280)   (1,421,467)     (719,146)    (3,352,228)
                         ------------  ------------  ------------   ------------
Net cash used in
 investing activities...  (15,705,206)  (19,085,903)   (5,933,961)   (41,249,405)
                         ------------  ------------  ------------   ------------
Cash flows from
 financing activities:
  Net proceeds from
   issuance of Ordinary
   Shares...............   94,085,529           --     55,007,682    191,761,070
  Payment of notes......     (236,534)     (464,639)          --        (701,173)
  Proceeds from exercise
   of stock options.....      224,156       197,723           --         421,879
  Deferred
   organizational and
   financing costs......          --            --            --        (282,956)
                         ------------  ------------  ------------   ------------
    Net cash provided by
     (used in) financing
     activities.........   94,073,151      (266,916)   55,007,682    191,198,820
                         ------------  ------------  ------------   ------------
Net increase (decrease)
 in cash and cash
 equivalents............   70,079,336   (30,815,952)   31,083,422     96,296,577
Cash and cash
 equivalents beginning
 of period..............   26,217,241    57,033,193    25,949,771            --
                         ------------  ------------  ------------   ------------
Cash and cash
 equivalents end of
 period................. $ 96,296,577  $ 26,217,241  $ 57,033,193   $ 96,296,577
                         ============  ============  ============   ============
Supplemental non-cash
 transactions:
  Acquisition of
   minority interest in
   ASC Bolivia for
   Ordinary Shares at
   $11 per share........ $        --   $        --   $  2,953,456
  Acquisition of mining
   properties for
   asssumption of debt.. $    260,000  $        --   $  3,506,196
  Commitment to fund the
   San Cristobal
   Foundation
   capitalized as mining
   properties........... $  2,000,000  $        --   $        --
  Non-cash debt
   extinguished by one-
   time early cash
   payment.............. $        --   $    826,196  $        --


  The accompanying notes form an integral part of these consolidated financial statements.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States dollars)

1. Incorporation, Recapitalization, Initial Public Offering, Subsequent Offerings, Ownership and Operations

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

  e. In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement (the "Buy-Sell Agreement") which was intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement. During 1998, Pursuant to the terms of the Buy-Sell Agreement, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares. Such shares are included in the 34,466,168 Apex Limited Ordinary Shares outstanding at December 31, 1999. At December 31,

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

1999, Apex Silver Mines Limited owned 100 percent of Apex LDC. Per the provisions of the Buy-Sell Agreement, all of the outstanding shares of Apex LDC are considered Ordinary Shares outstanding for the purposes of computing net loss per Ordinary Share for the periods presented.

  f. In November 1999, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, the Company sold 8,090,132 Ordinary Share units, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $94.1 million. The Ordinary Share units, each priced at $12.00 per unit, were comprised of one Ordinary Share and a warrant which is exercisable into one-half of an Ordinary Share at any time on or before November 4, 2002 at a price of $18.00 per Ordinary Share. The warrants, if exercised, would raise an additional $73.6 million for the Company and would result in the issuance of 4,045,066 Ordinary Shares.

  g. The Company, through indirect subsidiaries, is active in Central America and South America and currently holds interests in, or is the beneficial owner of, non-producing silver resource properties in Chile, Bolivia, Honduras, Mexico and Peru. The Company is in the process of evaluating certain of its properties to determine the economic feasibility of bringing one or more of the properties into production.

2. Summary of Significant Accounting Policies

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The policies adopted, considered by management to be significant, are summarized as follows:

 a. Basis of consolidation

  These consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in unincorporated joint ventures are proportionately consolidated consistent with generally accepted accounting practices in the mining industry.

 b. Translation of foreign currencies

  Substantially all expenditures are made in United States dollars. Accordingly, the Company uses the United States dollar as its functional currency.

 c. Cash, cash equivalents and short-term investments

  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include certificates of deposit with maturities greater than three months, but not exceeding twelve months. Short-term investments are recorded at cost which approximates fair value.

 d. Mining properties, exploration and development costs

  The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, development costs are capitalized. When ore reserves are developed and operations commence, capitalized costs will be amortized using

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the period abandoned or sold and a gain or loss is recognized. Beginning September 1, 1997, all costs associated with the Company's San Cristobal Project have been capitalized. As of December 31, 1999, capitalized property and development costs related to the San Cristobal Project amounted to $48,056,283. No other amounts related to mineral properties have been capitalized.

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

 g. Stock compensation

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

 h. Net loss per Ordinary Share

  Basic earnings per share excludes dilution and is computed by dividing net earnings available to ordinary shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Ordinary Shares were exercised or converted into Ordinary Shares.

  Outstanding options to purchase 915,817, 626,571 and 455,625 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 1999, 1998, and 1997 respectively, because to do so would have been antidilutive.

 i. New accounting pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133, as amended by FAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

  The Company is in the process of determining the future impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

  Other pronouncements issued by authoritative bodies with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

 j. Reclassification of prior year balances

  Certain prior year balances have been reclassified to conform to the classifications being presented at December 31, 1999.

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

  As of December 31, 1999 and 1998, operating loss carryforwards generated by ASC Bolivia amounted to approximately $16.1 and $13.1 million, respectively. Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

  No net deferred tax assets related to operating losses generated through December 31, 1999 by the Company's other foreign subsidiaries have been included in the accompanying financial statements, as all such assets have been entirely offset by a valuation allowance.

4. Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid by ASC Bolivia and Cordilleras Mexico as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico has received VAT refunds relating to VAT paid through 1996. Applications for refund of the remaining VAT paid through 1999 have been filed and payment is expected in due course. At December 31, 1999, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $3,473,181 and $337,279 respectively.

  Because of the uncertainty of the recoverability of VAT paid by ASC Peru, VAT costs incurred by ASC Peru are charged to expense as incurred.

5. Plant, Buildings and Equipment

  The components of plant, buildings and equipment were as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Buildings..........................................  $1,137,173   $  828,077
   Mining equipment and machinery.....................   1,267,679    1,513,757
   Other furniture and equipment......................     765,241      229,475
                                                        ----------   ----------
                                                         3,170,093    2,571,309
   Less: accumulated depreciation.....................    (664,610)    (341,725)
                                                        ----------   ----------
                                                        $2,505,483   $2,229,584
                                                        ==========   ==========

  Depreciation expense for the periods ended December 31, 1999, 1998 and 1997 totaled $176,395, $112,471 and $92,838, respectively. During 1999 and 1998 respectively, $168,461 and $135,561 of depreciation associated with the San
Cristobal Project was capitalized. No amounts were capitalized during 1997.

6. Notes Payable

  The Company's Notes Payable consists of the following:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   San Cristobal area properties......................  $2,238,827   $2,215,361
   San Cristobal Foundation...........................   1,800,000          --
                                                        ----------   ----------
     Sub-total........................................   4,038,827    2,215,361
   Less current portion...............................    (901,459)    (248,773)
                                                        ----------   ----------
     Total............................................  $3,137,368   $1,966,588
                                                        ----------   ----------

  In 1996, 1997 and 1998 the Company exercised options to purchase the Toldos and other properties in the San Cristobal area. At December 31, 1999, the following outstanding notes payable were recorded on the Company's books related to these options:

    Banco de Santa Cruz--The Company will make annual payments of $68,914 for each of the next six years, plus interest at Banco de Santa Cruz' preferential rate of interest which was approximately 14% as of December 31, 1999. The note plus accrued interest was being carried on the company's books for $422,827 at December 31, 1999.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


    Barex--The Company will make one payment of $900,000 on December 1, 2001. No interest is due on this note.

    Monica de Prudencio--The Company makes monthly payments of $12,000 per month through June 2004 and a final payment of $8,000 due July 15, 2004. No interest is due on this debt. The note was being carried on the company's books for $656,000 at December 31, 1999.

    Oscar Bonifaz--The Company makes monthly payments of $10,000 per month through November 2001. No interest is due on this debt. The note was being carried on the company's books for $260,000 at December 31, 1999.

  In addition to the notes related to the San Cristobal area properties, the Company is carrying the following note payable:

    San Cristobal Foundation--During the fourth quarter of 1999, the Company entered into an agreement with the San Cristobal Foundation whereby it has agreed to contribute $2 million to the Foundation through the end of 2005. A payment in the amount of $200,000 was made to the Foundation during 1999.

7. Stock Option Plans

  The Company has established a plan to issue share options and other awards to be valued in whole or part by reference to the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards outstanding at any time cannot exceed ten percent of the Company's share capital. Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company ("the Committee"). Options vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

  The Company has established a share option plan for its non-employee directors (the "Director Plan"). Under the Director Plan, the total number of options outstanding at any one time cannot exceed five percent of the Company's share capital. Pursuant to the Director Plan non-employee directors receive (i) at the effective date of their initial election to the Company's board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the "AMEX") on such date, (ii) at the close of business of each annual meeting of the Company's shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company's Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to that of the closing price of the Ordinary Shares on the AMEX on such date. Options granted to a non-employee director vest on the date of the grant and expire 10 years after the date of the grant or one year after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


  The following table summarizes stock option information:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            1999         1998         1997
                                        ------------ ------------ ------------
   Options outstanding at beginning of
    period.............................    626,571      455,625      281,250
   Options granted during period.......    358,847      195,947      174,375
   Options forfeited or expired during
    period.............................    (44,052)         --           --
   Options exercised during period.....    (25,549)     (25,001)         --
                                         ---------    ---------    ---------
   Options outstanding at end of
    period.............................    915,817      626,571      455,625
                                         =========    =========    =========
   Options exercisable at end of
    period.............................    563,898      391,222      241,727
   Weighted average grant-date fair
    value of options granted during
    period.............................      $1.36        $1.98        $1.08
   Weighted average remaining
    contractual life...................  8.3 years    8.3 years    8.9 years

  Options granted during the period were at an average exercise price of $11.76, $10.69 and $8.00 for the years 1999, 1998 and 1997 respectively.
Options granted during 1999 ranged in exercise price from $7.94 to $14.88.

  Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of SFAS No. 123. For purposes of calculating the fair value of options, volatility was not considered for the year ended December 31, 1997, as the Company was non-public at the date of those grants. The volatility for 1999 and 1998 is based on the historical volatility of the Company's stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            1999         1998         1997
                                        ------------ ------------ ------------
   Weighted average risk-free interest
    rate...............................     5.64%        5.55%        6.27%
   Volatility..........................    42.10%       48.10%        0.00%
   Expected dividend yield.............      --           --           --
   Weighted average expected life (in
    years).............................     2.73         2.53         2.33

  For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       Year ended    Year ended    Year ended
                                      December 31,  December 31,  December 31,
                                          1999          1998          1997
                                      ------------  ------------  ------------
   As reported
     Net loss........................ $(7,979,032)  $(11,029,570) $(14,984,958)
     Net loss per Ordinary Share.....        (.29)          (.42)         (.72)
   Pro forma
     Net loss........................ $(8,509,350)  $(11,548,400) $(15,199,421)
     Net loss per Ordinary Share.....        (.31)          (.44)         (.73)

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


  In addition, on December 14, 1999 and December 15, 1998, the Company issued 15,983 and 21,838 respectively of its Ordinary Shares to employees as a portion of performance bonuses paid during these years. Such shares are restricted for two years from the date of issuance and may not be traded or pledged during that period. Should the employee terminate during the restricted period the shares are forfeited to the Company. The shares, net of 441 forfeited shares, are included in the outstanding shares at December 31, 1999.

8. Related Party Transactions

  Apex LDC engaged Tigris Financial Group Ltd. ("Tigris") and LCM Holdings LDC ("LCM") to provide management advisory services to Apex LDC and its subsidiaries. Tigris is wholly owned by Mr. Thomas S. Kaplan, a director and officer of Apex LDC and a director and shareholder of the Company. LCM is wholly-owned by a shareholder of the Company. The LCM consulting arrangement was terminated at the end of the first quarter of 1997, following the formation of Apex Corporation. During the years ended December 31, 1999, 1998 and 1997 fees and reimbursed expenses paid to Tigris and LCM for such services amounted to $20,495, $39,637, and $93,964, respectively.

  During the year ended December 31, 1997, Apex LDC hired both individuals and companies ("associates") to perform services on its behalf in countries in which Apex LDC has mineral interests. These services include property acquisitions on Apex LDC's behalf, consulting services and administrative costs. In certain cases persons affiliated with such associates served as officers or directors of certain Apex LDC's subsidiaries. During the year ended December 31, 1997, the total amount charged to Apex LDC by such related associates was $7,395,441 and is included in the statement of operations under the applicable captions. In 1998 all of these associates became employees or subsidiaries of Apex LDC and are no longer considered related parties.

  Two individuals, one of whom is an officer of a subsidiary and a shareholder of the Company, the second of whom is an officer of certain of the Company's subsidiaries, are shareholders and directors of Begeyge Minera Ltda. ("Begeyge"), from whom the Company has the right to purchase the Suyatal Project in Honduras for an aggregate purchase price of $3,000,000 (see Note
10). Begeyge also served as an associate during the year ended December 31, 1997.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Expressed in United States dollars)


9. Cash Flow Information

  A reconciliation of net earnings to cash from operations is as follows:

                                                                   For the period
                                                                    December 22,
                                                                        1994
                                                                    (inception)
                          Year ended    Year ended    Year ended      through
                         December 31,  December 31,  December 31,   December 31,
                             1999          1998          1997           1999
                         ------------  ------------  ------------  --------------
Cash flows from
 operating activities:
  Net loss.............. $(7,979,032)  $(11,029,570) $(14,984,958)  $(47,791,223)
  Adjustments to
   reconcile net loss to
   net cash used in
   operating activities:
    Amortization and
     depreciation.......     232,987        169,116       149,429        665,515
    Minority interest in
     loss of
     consolidated
     subsidiary.........         --             --            --      (4,558,886)
    Stock option
     compensation
     expense............     100,589            --        416,562        517,151
    Shares issued in
     consideration for
     services...........         --             --      1,524,545      1,524,545
    Loss on asset
     disposals..........       9,933            --            --           9,933
  Changes in operating
   assets and
   liabilities:
    (Increase) decrease
     in accrued interest
     receivable.........      65,213        (23,920)     (102,412)       (61,119)
    (Increase) decrease
     in prepaid expenses
     and other assets...     896,137       (229,572)     (813,825)      (301,485)
    Increase in Value
     Added Tax
     recoverable........  (1,084,657)    (1,374,799)   (1,351,004)    (3,810,460)
    (Increase) decrease
     in amounts due from
     affiliates.........         --         722,717    (1,254,800)           --
    Increase (decrease)
     in accrued
     salaries, wages &
     benefits...........     (36,692)       114,064      (269,933)       118,108
    Increase (decrease)
     in accounts payable
     and other accrued
     liabilities........    (520,182)       205,331    (1,302,711)        24,488
    Increase (decrease)
     in other assets....      27,095        (16,500)       (1,192)        10,595
                         -----------   ------------  ------------   ------------
Net cash used in
 operating activities... $(8,288,609)  $(11,463,133) $(17,990,299)  $(53,652,838)
                         ===========   ============  ============   ============

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


10. Commitments and Contingencies

 Commitments

  The Company will be required to make expenditures in the following amounts to maintain its interests in the San Cristobal property.

                                    2000     2001     2002     2003     2004
                                  -------- -------- -------- -------- --------
   San Cristobal................. $790,932 $444,142 $435,224 $426,182 $353,139

  The Company has lease commitments associated with the corporate headquarters office space as follows:

                                    2000     2001     2002     2003     2004
                                  -------- -------- -------- -------- --------
   Corporate headquarters office
    lease........................ $225,579 $187,987 $    --  $    --  $    --

  Payments associated with this lease were recorded to rent expense by the Company in the amounts of $146,714, $140,650, and $102,384 for the years ended December 31, 1999, 1998 and 1997 respectively.

 Contingencies

  The Company holds the rights to a portfolio of properties and explores and evaluates the mineral potential of these properties on an ongoing basis. The Company's rights to maintain interests in these properties are contingent upon the payment of certain fees, lease and option payments and/or performance of work commitments. The Company would be required to make payments or expenditures in the following amounts should it decide to continue the rights to the following properties:

           Property            2000       2001       2002       2003       2004
           --------         ---------- ---------- ---------- ---------- ----------
   Bolivia
     Ximena Group.......... $  129,163 $  119,163 $    9,163 $    9,163 $    9,163
     Pulacayo..............     18,000     18,000     18,000     18,000     18,000
     General...............     24,890     24,890     24,890     24,890     24,890
   Honduras
     Sabanetas.............     65,000     50,000     50,000     50,000     50,000
   Mexico
     Saltillera and
      Platosa(1)...........    700,000  1,100,000  1,200,000    975,000        --
     San Luis Cordero......    269,000    469,000    669,000    869,000  1,126,500
     San Juan Cordero(2)...    137,000    218,000    390,000  1,560,000    148,000
     General...............     44,900     49,900     34,900     34,900     34,900
   Peru
     Otuzco(3).............     54,798     54,798     54,798     54,798     54,798
     Aventura(4)...........     15,689     15,689     15,689     15,689     15,689
     General...............     19,600     19,600     19,600     19,600     19,600
                            ---------- ---------- ---------- ---------- ----------
       Total............... $1,478,040 $2,139,040 $2,486,040 $3,631,040 $1,501,540
                            ========== ========== ========== ========== ==========

--------
(1) With the final payment in 2003 the Company would own 65% of these properties. Included in the payment schedule is $1,775,000 in lease payments and $2,570,000 of work commitments.
(2) The Company would pay an additional $462,000 in February 2004 if it exercised a purchase option associated with certain portions of the property. In lieu of this payment, the Company may elect to pay a 2.5% net smelter return not to exceed $1,250,000.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

(3) The Company would pay an additional $550,000 if it exercised purchase options associated with certain portions of the property.
(4) The Company would pay an additional $90,000 if it exercised purchase options associated with certain portions of the property.

11. Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, receivables, VAT recoverable, accounts payable, other current liabilities and long-term debt. Except for the VAT and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments, as measured on December 31, 1999 and 1998, are as follows:

                                             1999                  1998
                                     --------------------- ---------------------
                                      Carrying     Fair     Carrying     Fair
                                       Amount     Value      Amount     Value
                                     ---------- ---------- ---------- ----------
   VAT recoverable.................. $3,810,460 $2,999,445 $2,725,803 $2,145,645
   Notes payable....................  3,137,368  2,402,260  1,966,588  1,449,227

  The fair values of the VAT recoverable and the long-term debt are estimated based on the expected timing of future cash flows.

12. Segment Information

  In 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The Company's sole activity is exploration for and development of silver properties and, consequently, the Company has only one operating segment--mining.

  Substantially all of the Company's long-lived assets are in Bolivia.