Form 10-K/A
period 1999-12-31
APEX SILVER MINES LTD
filed 2000-03-21
CIK 1011509

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

            (MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM        TO

                         Commission file number 1-13627

                           --------------------------
                            APEX SILVER MINES LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   CAYMAN ISLANDS, BRITISH WEST INDIES                 NOT APPLICABLE
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

           CALEDONIAN HOUSE
            JENNETT STREET
       GEORGE TOWN, GRAND CAYMAN
    CAYMAN ISLANDS, BRITISH WEST INDIES                NOT APPLICABLE
   (Address of principal executive office)                (Zip Code)

                                 (345) 949-0050
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
  ORDINARY SHARES, $0.01 PAR VALUE               AMERICAN STOCK EXCHANGE
ORDINARY SHARES SUBSCRIPTION WARRANTS            AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145,500,000 as of March 3, 2000.

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


================================================================================

                                EXPLANATORY NOTE

      This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 (the "Report") is being filed solely to make the following amendments to Items 6 and 7:

      ITEM 6: Amounts shown in line items "Net cash used in operating activities" and "Net cash used in investing activities" for the years ended December 31, 1999, 1998 and 1997 and for December 22, 1994 (inception) through December 31, 1999, have been amended to conform to the Consolidated Statement of Cash Flows in the Company's financial statements.

      ITEM 7: Amounts shown in the second sentence of the first paragraph under the heading "Liquidity and Capital Resources" have been amended to conform to the Consolidated Statement of Cash Flows in the Company's financial statements.

      This Form 10-K/A constitutes Amendment No. 1 to the Report.

ITEM 6 : SELECTED CONSOLIDATED FINANCIAL DATA

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


                                                                                                                    December 22,
                                                                                                                  1994 (inception)
                                                                    Year ended December 31,                          through
                                                  -----------------------------------------------------------       December 31,
                                                    1999        1998         1997        1996        1995             1999
                                                  ---------  ----------   ----------   ---------    ---------     --------------
                                                                 (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS:
Interest and other income...................      $  1,114   $   2,444    $     962    $    575     $    462        $   5,572
                                                  ---------  ----------   ----------   ---------    ---------       ---------
Total income................................         1,114       2,444          962         575          462            5,572
                                                  ---------  ----------   ----------   ---------    ---------       ---------
Expenses
    Exploration.............................         6,014       9,966       13,358      14,852        3,559           48,167
    Administrative..........................         2,846       3,339        2,440         265          200            9,090
    Amortization and depreciation...........           233         169          149          57           57              666
                                                  ---------  ----------   ----------   ---------    ---------       ---------
Total expenses..............................         9,093      13,474       15,947      15,174        3,816           57,922
                                                  ---------  ----------   ----------   ---------    ---------       ---------

Loss before minority interest...............        (7,979)    (11,030)     (14,985)    (14,599)      (3,354)         (52,350)
Minority interest...........................            --          --           --       2,876        1,493            4,559
                                                  ---------  ----------   ----------   ---------    ---------       ----------
Net loss for the period.....................      $ (7,979)  $ (11,030)   $ (14,985)   $(11,723)    $ (1,861)       $ (47,791)
                                                  =========  ==========   ==========   =========    =========       ==========
Net loss per Ordinary Share.................      $  (0.29)  $   (0.42)   $   (0.72)   $  (0.66)    $  (0.12)       $   (2.19)
                                                  =========  ==========   ==========   =========    =========       ==========
Weighted average number of Ordinary
    Shares outstanding .....................        27,601      26,212       20,930      17,672       15,900           21,791

CASH FLOW DATA:
Net cash provided by (used in) financing
    activities .............................      $ 94,073   $    (267)   $  55,008    $ 35,269     $  6,430        $ 191,199
Net cash used in operating activities.......        (8,289)    (11,463)     (17,990)    (12,092)      (3,491)         (53,653)
Net cash used in investing activities.......       (15,705)    (19,086)      (5,934)       (524)          --          (41,249)
                                                  ---------  ----------   ----------   ---------    ---------       ----------
Net increase (decrease) in cash.............      $ 70,079   $ (30,816)   $  31,084    $ 22,653     $  2,939        $  96,297
                                                  =========  ==========   ==========   =========    =========       ==========


                                                                             December 31,
                                                  -------------------------------------------------------------
                                                    1999          1998         1997         1996        1995
                                                  ---------    ----------   ----------   ---------    ---------
                                                                        (dollars in thousands)
BALANCE SHEET DATA:
Total assets................................      $ 151,077    $ 62,347     $ 73,329     $ 26,797     $ 6,820
Total liabilities...........................          6,249       3,950        4,100        2,486         359
Minority interest...........................             --          --           --           --       2,876
Shareholders' equity........................        144,828      58,397       69,229       24,311       3,585


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

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, our company had cash and cash equivalents of approximately $96.3 million compared to $26.2 million at December 31, 1998. The increase in our cash and cash equivalents during 1999 is due to the $94.1 million in net proceeds we received from our November 1999 offering of Ordinary Shares and warrants, partially offset by our investments of approximately $15.0 million in the development of the San Cristobal Mine and $0.7 million in plant, buildings and equipment, together with $8.3 million in other expenditures related primarily to exploration and administration.

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

ENVIRONMENTAL COMPLIANCE

      Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Our management expects to be able to comply with those laws and does not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with best contemporary industry practice.

                           FORWARD-LOOKING STATEMENTS

      Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words "anticipate", "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

     o worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

     o    volatility in market prices for silver, zinc and lead;

     o financial market conditions, and the availability of financing on terms acceptable to our company;

     o uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of estimates in early stages of mine development;

     o variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

     o    geological, technical, permitting, mining and processing problems;

     o the availability and timing of acceptable arrangements for power, transportation, water and smelting;

     o uncertainties regarding future changes in tax legislation or implementation of existing tax legislation;

     o    variations in smelting operations and capacity;

     o    the availability of experienced employees; and

     o    the factors discussed under "Risk Factors."

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 22, 2000 on its behalf by the undersigned, thereunto duly authorized.


                                     Apex Silver Mines Limited
                                     Registrant



                                     By:  /s/ KEITH R. HULLEY
                                        ---------------------------------------
                                        Keith R. Hulley
                                        Director and Chief Operating Officer