Form 10-Q
period 2000-03-31
APEX SILVER MINES LTD
filed 2000-05-15
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

          CALEDONIAN HOUSE
         69 JENNETTE STREET
      GEORGETOWN, GRAND CAYMAN
CAYMAN ISLANDS, BRITISH WEST INDIES                        NOT APPLICABLE
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                (345) 949-0050
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES   X    NO ____
                                          -----


AT MAY 12, 2000, 34,471,268 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           APEX SILVER MINES LIMITED
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2000


                                     INDEX


PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----
  ITEM 1.  FINANCIAL STATEMENTS.........................................   3

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................   7

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK AND HEDGING ACTIVITIES...........................   9

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS............................................   10

  ITEM 2.  CHANGES IN SECURITIES........................................   10

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................   10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   10

  ITEM 5.  OTHER INFORMATION............................................   10

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   10


SIGNATURES..............................................................   11

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                          CONSOLIDATED BALANCE SHEET
                     (Expressed in United States dollars)

                                                                 March 31,           December 31,
                                                                   2000                 1999
                                                               ------------          ------------
                                                                (Unaudited)
                        Assets

Current assets
    Cash and cash equivalents                                  $ 89,686,054          $ 96,296,577
    Prepaid expenses and other assets                               697,800               362,604
                                                               ------------          ------------
      Total current assets                                       90,383,854            96,659,181

Mining properties and development costs                          51,873,560            48,056,283
Plant, buildings and equipment (net)                              2,524,979             2,505,483
Value added tax recoverable                                       3,980,331             3,810,460
Other non-current assets                                            141,662                45,997
                                                               ------------          ------------
      Total assets                                             $148,904,386          $151,077,404
                                                               ============          ============

         Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and other accrued liabilities             $    756,304          $  2,210,585
    Current portion of notes payable                                921,328               901,459
                                                               ------------          ------------
      Total current liabilities                                   1,677,632             3,112,044

Notes payable                                                     3,019,826             3,137,368

Shareholders' equity
    Ordinary shares, $.01 par value, 75,000,000 shares
      authorized; 34,471,268 and 34,466,168, shares
      issued and outstanding for respective periods                 344,713               344,662
    Contributed surplus                                         192,376,716           192,274,553
    Accumulated deficit                                         (48,514,501)          (47,791,223)
                                                               ------------          ------------
      Total shareholders' equity                                144,206,928           144,827,992
                                                               ------------          ------------
      Total liabilities and shareholders' equity               $148,904,386          $151,077,404
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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Expressed in United States dollars)
                                  (Unaudited)


                                                                                For the Period
                                                                                 December 22,
                                                                               1994 (inception)
                                                     Three Months Ended            through
                                                          March 31,             March 31, 2000
                                                ---------------------------    ----------------
                                                    2000           1999
Income
 Interest and other income                       $ 1,734,862    $   255,239       $   7,306,549
                                                ---------------------------    ----------------
   Total income                                    1,734,862        255,239           7,306,549
                                                ---------------------------    ----------------
Expenses
 Exploration                                       1,042,338      1,693,512          49,209,047
 Administrative                                    1,362,597        948,812          10,452,169
 Amortization and depreciation                        53,223         52,467             718,738
                                                ---------------------------    ----------------
   Total expenses                                  2,458,158      2,694,791          60,379,954
                                                ---------------------------    ----------------
   Net loss before minority interest                (723,296)    (2,439,552)        (53,073,405)
 Minority interest in loss of consolidated
   subsidiary                                              -              -           4,558,886
                                                ---------------------------    ----------------
   Net loss for the period                       $  (723,296)   $(2,439,552)      $ (48,514,519)
                                                ---------------------------    ----------------
Net loss per ordinary share -
basic and diluted(1)                             $     (0.02)   $     (0.09)      $       (2.17)
                                                ===========================    ================
Weighted average ordinary
shares outstanding                                34,471,268     26,248,320          22,391,667
                                                ===========================    ================

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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Expressed in United States dollars)
                                  (Unaudited)

                                                                                                  For the Period
                                                                                                   December 22,
                                                                                                 1994 (inception)
                                                                     Three Months Ended              through
                                                                           March 31,              March 31, 2000
                                                              --------------------------------   ----------------
                                                                    2000               1999
                                                                    ----               ----
Cash flows from operating activities:
   Net cash used in operating activities                       $ (2,597,650)      $ (2,907,769)    $  (56,250,488)
                                                              -------------      -------------   ----------------
Cash flows from investing activities:
 Mining properties and development costs                         (3,754,369)        (3,322,429)       (41,651,546)
 Purchases of plant, buildings and equipment                       (160,831)          (309,905)        (3,513,059)
                                                              --------------     -------------   ----------------
   Net cash used in investing activities                         (3,915,200)        (3,632,334)       (45,164,605)
Cash flows used in financing activities:
   Payments of notes payable                                        (97,673)                 -           (798,846)
   Net proceeds from issuance of Ordinary Shares                          -                  -        191,761,070
   Proceeds from exercise of stock options                                -                  -            421,879
   Deferred Organization costs                                            -                  -           (282,956)
                                                              -------------      -------------   ----------------
   Net cash from (used in) financing activities                     (97,673)                 -        191,101,147
                                                              -------------      -------------   ----------------
Net decrease in cash and cash equivalents                        (6,610,523)        (6,540,103)        89,686,054
Cash and cash equivalents - beginning of period                  96,296,577         26,217,241                  -
                                                              -------------      -------------   ----------------
Cash and cash equivalents - end of period                      $ 89,686,054       $ 19,677,138     $   89,686,054
                                                              =============      =============   ================

Supplemental disclosure of non-cash transactions:
 Capitalization of depreciation expense
   related to San Cristobal Project                            $     62,908       $     40,764
 Stock issued as compensation                                  $     55,463       $          -

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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States dollars)

1. Basis of Preparation of Financial Statements

     These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals, so long as such omissions do not render the financial statements misleading. Certain prior year balances have been reclassified to conform to the classifications being presented at March 31, 2000.

     In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. Certain amounts in the accompanying financial statements have been reclassified. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1999 Annual Report on Form 10-K.

2. New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). FAS 133, as amended by FAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), and establishes accounting and reporting standards for derivative investments and hedging activities. The Company is in the process of determining the future impact that the adoption of FAS 133 will have on its earnings or financial position.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. The Company does not believe adoption of SAB 101 will have a material effect on its financial position or results of operations.

3. Value Added Tax Recoverable

     The Company has recorded value added tax ("VAT") paid by its wholly owned subsidiaries, ASC Bolivia and Cordilleras Mexico, as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico has received VAT refunds relating to VAT paid through 1996 and in April 2000 received refunds for the remaining VAT paid through 1998. Applications for refund of the remaining VAT paid through the first quarter of 2000 have been filed and the remaining refund is expected in due course. At March 31, 2000, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $3,639,521 and $340,810 respectively.

4. Plant, Buildings and Equipment

The components of plant, buildings and equipment were as follows:

                                                        March 31,      December 31,
                                                          2000            1999
                                                       ----------      ------------
                                                      (Unaudited)
       Buildings.....................................  $1,149,471       $1,137,173
       Mining equipment..............................   1,242,689        1,267,679
       Other furniture and equipment.................     888,356          765,241
                                                       ----------       ----------
                                                        3,280,516        3,170,093
       Less: accumulated depreciation................    (755,537)        (664,610)
                                                       ----------       ----------
                                                       $2,524,979       $2,505,483
                                                       ==========       ==========

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended March 31, 2000 and 1999 and changes in its financial condition from December 31, 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1999 Annual Report on Form 10-K.

     The Company is a mining exploration and development company that holds a portfolio of silver and base metal exploration and development properties in South America, Mexico and Central America. None of these properties are in production and, consequently, the Company has no current operating income or cash flow. The primary source of income for the Company since inception has been interest income. The Company's policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

     The Company is incorporated in the Cayman Islands where there is currently no corporate taxation imposed. If any form of taxation were to be enacted in the Cayman Islands, the Company has been granted exemption until January 16, 2015. Apex Silver Mines Corporation ("Apex Corporation"), the Company's U.S. management services company, is subject to U.S. federal, state and local income taxes. Other than the management services company, the Company does not pay income tax in the U.S.

Results of Operations - Three Months Ended March 31, 2000

     Interest and other income. Interest and other income for the first quarter of 2000 was $1,734,862 as compared to $255,239 for the first quarter of 1999. The increase in interest and other income for 2000 is primarily the result of the higher cash balances available in the first quarter of 2000 compared to the same period in 1999.

     Exploration. Exploration expense was $1,042,338 for the first quarter of 2000, compared to $1,693,512 for the first quarter of 1999. The decreased exploration expense for 2000 is due to reduced exploration activity worldwide and a temporary delay in some Mexican activities, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia.

     Administrative. Administrative expenses were $1,362,597 for the first quarter of 2000, compared to $948,812 for the first quarter of 1999. The 2000 administrative expenses are higher primarily as the result of increased corporate activities.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had cash and cash equivalents of $89,686,054 compared to $96,296,577 at December 31, 1999. The decrease is the result of $2,597,650 used in operations, including $1,042,338 spent on exploration, $3,754,369 invested in development of the San Cristobal Project, $160,831 invested in plant, buildings and equipment, and a $97,673 reduction of debt.

     Based on the September 1999 feasibility study for the San Cristobal Project which assumes contract mining, the Company expects capital costs for construction to total approximately $413 million, net of approximately $60 million in expected tax credits. Approximately $40 million of the tax credits are expected to be recovered during the construction phase of the Project while the remaining $20 million in tax credits are expected to be recovered against the Company's future Bolivian income taxes. In addition, the Company expects that the Project will require approximately $15 million of working capital. The continuing engineering and commercial discussion with government officials has provided additional information for scheduling and planning. Chilean port permitting requirements are expected to be completed during the first quarter of 2001. This in turn results in a modification of the 2000 expenditures, which are now estimated to be less than $100 million. The remaining capital costs will be incurred in the following two years. We expect to fund these expenditures from a combination of our existing cash balances and financing raised from outside sources.

     The Company will need significant additional financing from outside sources to complete San Cristobal development. The Company expects that outside sources of financing for San Cristobal will include bank borrowings and future additional debt or equity financing. There can be no assurance that the Company will be able to obtain the required financing on terms that it finds attractive, or at all.

Recent Developments

     On March 30, 2000, the Company filed a registration statement with the Securities and Exchange Commission. The filing was made as a part of the Company's comprehensive financing plan for San Cristobal. It is anticipated that debt and project financing will constitute the substantial majority of the overall financing for the project and the current registration statement will be amended or re-filed to include debt securities as the Company approaches the conclusion of the financing program. Proceeds from the offering(s), if any, may be used to construct and develop San Cristobal, continue exploring the Company's other properties, maintain control or ownership of our properties, acquire additional mining related properties or businesses and for general corporate purposes.

     On May 10, 2000 the Company announced that two multilateral funding agencies, the International Finance Corporation ("IFC"), part of the World Bank, and the Corporacion Andina de Fomento ("CAF"), a five country financial institution which supports development in the Andean region, are evaluating financing options for the Company's San Cristobal Project. IFC and CAF will work with Barclays Bank PLC and Deutsche Bank Securities Inc., the Company's Co-Lead Arrangers for project financing, to develop multilateral financing options for San Cristobal as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and capital markets.

Forward-Looking Statements

     Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words "anticipate", "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. The Company believes the expectations reflected in those forward-looking statements are reasonable. However, the Company cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

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

 .  the availability of experienced employees; and

 .  the factors discussed under "Risk Factors" in the Company's Form 10-K dated
   December 31, 1999.

   Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

   Currently, the Company's major principal cash balances are held in U.S. dollars. The Company maintains minimum cash balances in foreign currencies and therefore has a relative low exposure to currency fluctuations. Because the Company conducts its activities largely in several foreign countries, the Company may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

   The Company expects that it will be required to hedge some portion of its planned production in advance in order to complete the financing necessary to develop San Cristobal. In addition, as the Company brings San Cristobal into production and begins to derive revenue from the production, sale and exchange of metals, it may utilize various price-hedging techniques to lock in forward delivery prices on a portion of its production. The Company would expect to balance the use of price-hedging techniques to mitigate some of the risks associated with fluctuations in the prices of the metals it produces while allowing it to take advantage of rising metal prices should they occur.

   The Company is currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure. The Company has engaged in limited metals trading activities utilizing puts and calls in a manner similar to anticipated lender requirements, for the purpose of testing procedures and controls surrounding the trading function. At March 31, 2000, the Company recorded a modest profit from these activities, which did not have a material effect on its results of operations or financial position. There can be no assurance that the Company will always benefit from the use of these techniques.

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


                         APEX SILVER MINES LIMITED
                         (Registrant)



Date: May 12, 2000       By: /s/ Thomas S. Kaplan
                             ---------------------
                         Thomas S. Kaplan
                         Chairman, Board of Directors