Form 10-Q
period 2000-06-30
APEX SILVER MINES LTD
filed 2000-08-11
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES      X      NO
                                           ---------      ---------


AT AUGUST 11, 2000, 34,471,268 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           APEX SILVER MINES LIMITED
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000


                                     INDEX



PART I -  FINANCIAL INFORMATION

                                                                          PAGE
                                                                         ------

     ITEM 1.  FINANCIAL STATEMENTS......................................   3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   7

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK AND HEDGING ACTIVITIES........................   9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.........................................  10

     ITEM 2.  CHANGES IN SECURITIES.....................................  10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................  10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......  10

     ITEM 5.  OTHER INFORMATION.........................................  10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................  10



SIGNATURES..............................................................  11

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                          CONSOLIDATED BALANCE SHEET
                     (Expressed in United States dollars)
                                  (Unaudited)




                                                               June 30,              December 31,
                                                                 2000                    1999
                                                           ------------------      ------------------
                        Assets
Current assets
    Cash and cash equivalents                              $      79,795,571       $      96,296,577
    Prepaid expenses and other assets                                947,520                 362,604
                                                           ------------------      ------------------
      Total current assets                                        80,743,091              96,659,181

Property, plant and equipment (net)                               62,211,329              50,561,766
Value added tax recoverable                                        4,294,686               3,810,460
Other non-current assets                                             357,989                  45,997
                                                           ------------------      ------------------
      Total assets                                         $     147,607,095       $     151,077,404
                                                           ==================      ==================

         Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and other accrued liabilities         $       1,222,439       $       2,210,585
    Current portion of notes payable                                 966,025                 901,459
                                                           ------------------      ------------------
      Total current liabilities                                    2,188,464               3,112,044

Notes payable                                                      3,024,908               3,137,368

Shareholders' equity
    Ordinary shares, $.01 par value, 75,000,000 shares
      authorized; 34,471,268 and 34,466,168, shares issued
      and outstanding for respective periods                         344,713                 344,662
    Contributed surplus                                          192,451,580             192,274,553
    Accumulated deficit                                          (50,402,570)            (47,791,223)
                                                           ------------------      ------------------
      Total shareholders' equity                                 142,393,723             144,827,992
                                                           ------------------      ------------------
      Total liabilities and shareholders' equity           $     147,607,095       $     151,077,404
                                                           ==================      ==================



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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Expressed in United States dollars)
                                  (Unaudited)





                                                                                                                For the Period
                                                 Three Months Ended                 Six Months Ended             December 22,
                                                       June 30,                          June 30,              1994 (inception)
                                          ---------------------------------  --------------------------------      through
                                               2000             1999              2000            1999          June 30, 2000
                                          ---------------------------------  -------------------------------- -------------------
Income
   Interest and other income              $     1,421,052     $    233,348   $     3,155,914  $      488,587  $        8,727,601
                                          ---------------------------------  -------------------------------- -------------------
     Total income                               1,421,052          233,348         3,155,914         488,587           8,727,601
                                          ---------------------------------  -------------------------------- -------------------
Expenses
   Exploration                                  1,245,841        1,830,057         2,288,179       3,523,569          50,454,888
   Administrative                               2,005,371          448,982         3,367,968       1,397,794          12,457,540
   Amortization and depreciation                   57,911           41,753           111,136          94,220             776,649
                                          ---------------------------------  -------------------------------- -------------------
     Total expenses                             3,309,123        2,320,792         5,767,283       5,015,583          63,689,077
                                          ---------------------------------  -------------------------------- -------------------
     Net loss before minority interest         (1,888,071)      (2,087,444)       (2,611,369)     (4,526,996)        (54,961,476)
   Minority interest in loss of
     consolidated subsidiary                            -                -                 -               -           4,558,886
                                          ------------------------------------------------------------------- -------------------
     Net loss for the period              $    (1,888,071)    $ (2,087,444)  $    (2,611,369) $   (4,526,996) $      (50,402,590)
                                          ---------------------------------  -------------------------------- -------------------
Net loss per Ordinary Share - basic and
  diluted(1)                              $         (0.05)    $      (0.08)  $         (0.08) $        (0.17) $            (2.20)
                                          =================================  ================================ ===================
Weighted average Ordinary Shares
  outstanding                                  34,471,268       26,251,969        34,471,268      26,250,365          22,938,008
                                          =================================  ================================ ===================


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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Expressed in United States dollars)
                                  (Unaudited)




                                                                                                    For the Period
                                                                    Six Months Ended                 December 22,
                                                                        June 30,                   1994 (inception)
                                                          -------------------------------------        through
                                                                2000                1999            June 30, 2000
                                                          -------------------------------------   -------------------
Cash flows from operating activities:
      Net cash used in operating activities               $      (4,485,040)  $     (4,928,076)   $      (58,108,472)
                                                          ------------------  -----------------   -------------------
Cash flows from investing activities:
    Purchases of property, plant and equipment                  (11,779,020)       (10,060,786)          (53,057,831)
                                                          ------------------  -----------------   -------------------
      Net cash used in investing activities                     (11,779,020)       (10,060,786)          (53,057,831)
Cash flows from financing activities:
    Payments of notes payable (net)                                (236,946)            23,992              (938,119)
    Net proceeds from issuance of Ordinary Shares                         -                  -           191,761,070
    Proceeds from exercise of stock options                               -                  -               421,879
    Deferred organization costs                                           -                  -              (282,956)
                                                          ------------------  -----------------   -------------------
      Net cash from (used in) financing activities                 (236,946)            23,992           190,961,874
                                                          ------------------  -----------------   -------------------
Net decrease in cash and cash equivalents                       (16,501,006)       (14,964,870)           79,795,571
Cash and cash equivalents - beginning of period                  96,296,577         26,217,241                     -
                                                          ------------------  -----------------   -------------------
Cash and cash equivalents - end of period                 $      79,795,571   $     11,252,371    $       79,795,571
                                                          ==================  =================   ===================


Supplemental disclosure of non-cash transactions:
    Capitalization of depreciation expense
      related to San Cristobal Project                    $          80,277   $         52,465
    Stock issued as compensation                          $          55,463   $              -



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

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States dollars)

1.  Basis of Preparation of Financial Statements

    These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as such omissions do not render the financial statements misleading. Certain prior year balances have been reclassified to conform to the classifications being presented at June 30, 2000.

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

2.  New Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). FAS 133, as amended by FAS 137 and FAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is in the process of determining the future impact that the adoption of FAS 133 will have on its earnings or financial position.

    In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company does not believe adoption of SAB 101 will have a material effect on its financial position or results of operations.

3.  Value Added Tax Recoverable

    The Company has recorded value added tax ("VAT") paid by its wholly owned subsidiaries, ASC Bolivia and Cordilleras Mexico, as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico has received VAT refunds relating to VAT paid through 1996 and in April 2000 received refunds for the remaining VAT paid through 1998. Applications for refund of the remaining VAT paid through the first quarter of 2000 have been filed and the remaining refund is expected in due course. At June 30, 2000, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $4,011,799 and $282,887 respectively.

4.  Property, Plant and Equipment

    The components of property, plant and equipment were as follows:

                                            June 30,              December 31,
                                              2000                   1999
                                           -----------            -----------
    Mineral properties.................    $59,467,860            $48,056,283
    Buildings..........................      1,166,437              1,137,173
    Mining equipment...................      1,451,371              1,267,679
    Other furniture and equipment......        797,202                765,241
                                           -----------            -----------
                                            62,882,870             51,226,376
    Less: Accumulated depreciation.....       (671,541)              (664,610)
                                           -----------            -----------
                                           $62,211,329            $50,561,766
                                           ===========            ===========



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999 and changes in its financial condition from December 31, 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1999 Annual Report on Form 10-K.

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

Results of Operations - Three Months Ended June 30, 2000

    Interest and other income. Interest and other income for the second quarter of 2000 was $1,421,052 as compared to $233,348 for the second quarter of 1999. The increase in interest and other income for the second quarter of 2000 is primarily the result of higher cash balances during 2000, resulting from proceeds of the November 1999 offering of Ordinary Shares and warrants, compared to cash balances during the same period of 1999.

    Exploration. Exploration expense was $1,245,841 for the second quarter of 2000, compared to $1,830,057 for the second quarter of 1999. The decreased exploration expense for 2000 is due to reduced exploration activity worldwide, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia.

    Administrative. Administrative expenses were $2,005,371 for the second quarter of 2000, compared to $448,982 for the second quarter of 1999. The 2000 administrative expenses are higher as the result of increased corporate activities primarily outside consulting.

Results of Operations - Six Months Ended June 30, 2000

    Interest and other income. Interest and other income for the first six months of 2000 was $3,155,914 as compared to $488,587 for the first six months of 1999. The increase in interest and other income for the first six months of 2000 is primarily the result of higher cash balances during 2000, resulting from proceeds of the November 1999 offering of Ordinary Shares and warrants, compared to cash balances during the same period of 1999.

    Exploration. Exploration expense was $2,288,179 for the first six months of 2000, compared to $3,523,569 for the first six months of 1999. The decreased exploration expense for 2000 is due to reduced exploration activity worldwide, as the Company has shifted its attention to the development of its San Cristobal Project in Bolivia.

    Administrative. Administrative expenses were $3,367,968 for the first six months of 2000, compared to $1,397,794 for the same period of 1999. The 2000 administrative expenses are higher as the result of increased corporate activities primarily outside consulting.

Liquidity and Capital Resources

    As of June 30, 2000, the Company had cash and cash equivalents of $79,795,571 compared to $96,296,577 at December 31, 1999. The decrease is the result of $4,485,040 used in operations, including $2,288,179 spent on exploration, $11,779,020 invested in property, plant and equipment primarily related to the development of the San Cristobal Project, and a $236,946 reduction of debt.

    Based on the September 1999 feasibility study for the San Cristobal Project which assumes contract mining, the Company expects capital costs for construction to total approximately $413 million, excluding approximately $60 million in expected tax credits. Approximately $40 million of the tax credits are expected to be recovered during the construction phase of the Project while the remaining $20 million in tax credits are expected to be recovered against the Company's future Bolivian income taxes. In addition, the Company expects that the Project will require approximately $15 million of working capital. The continuing engineering and commercial discussion with government officials has provided additional information for scheduling and planning. Finalization of infrastructure arrangements, primarily for power and port facilities, is continuing and has resulted in a reduction of the 2000 expenditures, which are now estimated to be approximately $40 million. The remaining capital costs will be incurred in the following two years. We expect to fund these expenditures from a combination of our existing cash balances and financing raised from outside sources.

    The Company expects to raise significant additional financing from outside sources to complete development of the San Cristobal project. These outside sources of financing for the San Cristobal project will include both debt and equity. There can be no assurance that the Company will be able to obtain the required financing on terms that it finds attractive, or at all.

Recent Developments

    In August 2000, the Company intends to file a universal shelf registration statement with the Securities and Exchange Commission. The filing amends and replaces the Company's current registration statement and, when effective, will allow the Company to raise money by selling any combination of equity or debt securities listed in the shelf filing. It is anticipated that project financing will constitute the substantial majority of the overall financing for the San Cristobal project. The Company continues to work with Barclays Bank PLC, Deutsche Bank Securities Inc., International Finance Corporation and the Corporacion Andina de Fomento to develop multilateral financing options as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and capital markets. Proceeds from offering(s) under the shelf registration, if any, may be used to construct and develop San Cristobal, continue exploring the Company's other properties, maintain control or ownership of our properties, acquire additional mining related properties or businesses and for general corporate purposes.

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

 .   the availability of experienced employees; and

 .   the factors discussed under "Risk Factors" in the Company's Form 10-K dated
    December 31, 1999.

    Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments.


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

    The Company is currently developing policies, procedures and guidelines for the hedging of metal prices, interest rates and foreign currency exposure. The Company has engaged in limited metals trading activities utilizing puts and calls in a manner similar to anticipated lender requirements, for the purpose of testing procedures and controls surrounding the trading function. At June 30, 2000, the Company recorded a modest profit from these activities, which did not have a material effect on its results of operations or financial position. There can be no assurance that the Company will always benefit from the use of these techniques.

                          PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on May 16, 2000. At the meeting the following directors were elected until 2003:

         Director                     Number of Common Shares Voted
         --------                     -----------------------------
                                      Affirmative          Negative
                                      -----------------------------
         Eduardo S. Elsztain          27,913,469              6,650
         David Sean Hanna             27,913,469              6,650
         Thomas S. Kaplan             27,913,469              6,650
         Kevin R. Morano              27,913,469              6,650

         The directors continuing in office until 2001 or 2002 are Michael Comninos, Harry M. Conger, Ove Hoegh, Keith R. Hulley, Charles B. Smith and Paul Soros.

         The shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as the independent accountants for 2000 fiscal year with an affirmative vote of 27,911,389 Common Shares, with 5,930 Common Shares voting against and 2,800 Common Shares abstaining.

Item 5.  Other Information

         None.

Item 6.  (a) Reports on Form 8-K

         None.

         (b) Exhibits

         27  Financial Data Schedule.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                        APEX SILVER MINES LIMITED
                                        (Registrant)



Date:  August 11, 2000                  By: /s/  Thomas S. Kaplan
                                            -------------------------
                                            Thomas S. Kaplan
                                            Chairman, Board of Directors