Form 10-Q
period 2000-09-30
APEX SILVER MINES LTD
filed 2000-11-13
CIK 1011509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES      X      NO
                                           ---------       -------


AT NOVEMBER 9, 2000, 34,471,268 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           APEX SILVER MINES LIMITED
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


                                     INDEX



PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
   ITEM 1.   FINANCIAL STATEMENTS.......................................      3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................      7

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK AND HEDGING ACTIVITIES.........................     10

PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS..........................................     11

   ITEM 2.   CHANGES IN SECURITIES......................................     11

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................     11

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     11

   ITEM 5.   OTHER INFORMATION..........................................     11

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................     11

SIGNATURES .............................................................     12

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)
                                  (Unaudited)

                                                          September 30,     December 31,
                                                              2000              1999
                                                          -------------     -------------
                    Assets
Current assets
       Cash and cash equivalents                          $  70,619,858     $  96,296,577
       Accrued interest receivable                                    -                 -
       Prepaid expenses and other assets                        281,208           362,604
                                                          -------------     -------------
               Total current assets                          70,901,066        96,659,181

Property, plant and equipment (net)                          70,188,748        50,561,766
Value added tax recoverable                                   4,799,773         3,810,460
Other non-current assets                                        334,023            45,997
                                                          -------------     -------------
               Total assets                               $ 146,223,610     $ 151,077,404
                                                          =============     =============
      Liabilities and Shareholders' Equity

Current liabilities
       Accounts payable and other accrued liabilities     $   2,181,038     $   2,210,585
       Current portion of notes payable                       1,175,254           901,459
                                                          -------------     -------------
               Total current liabilities                      3,356,292         3,112,044

Notes payable                                                 2,605,700         3,137,368
Commitments and contingencies (Note 5)
Shareholders' equity
       Ordinary shares, $.01 par value, 75,000,000 shares

               authorized; 34,471,268 and 34,466,168,
               share344,713d and outstanding for
               respective periods                               344,713           344,662
       Contributed surplus                                  192,467,547       192,274,553
       Accumulated deficit                                  (52,550,642)      (47,791,223)
                                                          -------------     -------------
               Total shareholders' equity                   140,261,618       144,827,992
                                                          -------------     -------------
               Total liabilities and shareholders'
                     equity                               $ 146,223,610     $ 151,077,404
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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Expressed in United States dollars)
                                  (Unaudited)

                                                                                                                    For the Period
                                                      Three Months Ended              Nine Months Ended              December 22,
                                                         September 30,                   September 30,             1994 (inception)
                                                 -----------------------------   -----------------------------          through
                                                      2000            1999            2000            1999          Sept. 30, 2000
                                                 -----------------------------    -----------------------------    ----------------
Income
    Interest and other income                    $  1,382,814     $     87,698    $   4,538,728    $    576,285      $ 10,110,415
                                                 ------------     ------------     ------------    ------------      ------------
           Total income                             1,382,814           87,698        4,538,728         576,285        10,110,415
                                                 ------------     ------------     ------------    ------------      ------------
Expenses
    Exploration                                     1,463,784        1,783,833        3,751,963       5,307,402        51,918,672
    Administrative                                  2,000,346          473,790        5,368,314       1,871,584        14,457,886
    Amortization and depreciation                      66,753           60,130          177,889         154,350           843,402
                                                 ------------     ------------     ------------    ------------      ------------
           Total expenses                           3,530,883        2,317,753        9,298,166       7,333,336        67,219,960
                                                 ------------     ------------     ------------    ------------      ------------
           Loss before minority interest           (2,148,069)      (2,230,055)      (4,759,438)     (6,757,051)      (57,109,545)
    Minority interest in loss of
           consolidated subsidiary                          -                -                -               -         4,558,886
                                                 ------------     ------------     ------------    ------------      ------------
           Net loss for the period               $ (2,148,069)    $ (2,230,055)    $ (4,759,438)   $ (6,757,051)     $(52,550,659)
                                                 ------------     ------------     ------------    ------------      ------------
Net loss per Ordinary Share -- basic
and diluted(1)                                   $      (0.06)    $      (0.08)    $      (0.14)   $      (0.26)     $      (2.24)
                                                 ============     ============     ============    ============      ============
Weighted average Ordinary Shares outstanding       34,471,268       26,266,883       34,471,268      26,255,871        23,437,067
                                                 ============     ============     ============    ============      ============

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States dollars)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,                  December 22,
                                                                              -------------------------------       1994 (inception)
                                                                                   2000              1999                through
                                                                              -------------------------------       ----------------
Cash flows from operating activities:
        Net cash used in operating activities                                 $  (5,369,138)    $  (5,912,323)       $ (59,021,976)
                                                                              -------------     -------------        -------------
Cash flows from investing activities:
    Purchase of short-term investments                                                    -                 -                    -
    Mining properties and development costs                                               -                 -                    -
    Purchases of property, plant and equipment                                  (19,835,054)      (13,906,092)         (61,084,459)
                                                                              -------------     -------------        -------------
              Other                                                                       -                 -                    -
                                                                              -------------     -------------        -------------
        Net cash used in investing activities                                   (19,835,054)      (13,906,092)         (61,084,459)
                                                                              -------------     -------------        -------------
Cash flows from financing activities:
    Payments of notes payable (net)                                                (472,527)         (192,766)          (1,173,700)
    Net proceeds from issuance of Ordinary Shares                                         -                 -          191,761,070
    Proceeds from exercise of stock options                                               -           224,156              421,879
    Deferred organization costs                                                           -                 -             (282,956)
                                                                              -------------     -------------        -------------
        Net cash from (used in) financing activities                               (472,527)           31,390          190,726,293
                                                                              -------------     -------------        -------------
Net decrease in cash and cash equivalents                                       (25,676,719)      (19,787,025)          70,619,858
Cash and cash equivalents - beginning of period                                  96,296,577        26,217,241                    -
                                                                              -------------     -------------        -------------
Cash and cash equivalents - end of period                                     $  70,619,858     $   6,430,216        $  70,619,858
                                                                              =============     =============        =============
Supplemental disclosure of non-cash transactions:
    Capitalization of depreciation expense
        related to San Cristobal Project                                      $     143,496     $     116,708
    Stock issued as compensation                                              $      55,463     $           -

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)

1.   Basis of Preparation of Financial Statements

     These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as such omissions do not render the financial statements misleading. Certain prior year balances have been reclassified to conform to the classifications being presented at September 30, 2000.

     In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1999 Annual Report on Form 10-K.

2.   New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is engaged in limited metals trading activities utilizing puts and calls in a manner similar to anticipated lender requirements. In the near term the Company will continue to mark its open positions to market and record the difference in the carrying value to current earnings. During the first nine months of 2000 the Company recorded mark to market gains of approximately $400,000, which is included in interest and other income in the Consolidated Statements of Operations.

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

3.   Value Added Tax Recoverable

     The Company has recorded value added tax ("VAT") paid by its wholly owned subsidiaries, ASC Bolivia and Cordilleras Mexico, as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico continues to receive VAT refunds relating to VAT paid during prior periods and has currently received, and continues to receive, refunds for VAT taxes paid through the early part of 1999. Applications for refund of the remaining VAT taxes continue to be filed on an ongoing basis and the remaining refunds are expected in due course. At September 30, 2000, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $4,519,110 and $280,623 respectively.

4.   Property, Plant and Equipment

     The components of property, plant and equipment were as follows:

                                          September 30,          December 31,
                                              2000                   1999
                                          -------------          ------------
  Mineral properties  ..................  $  65,980,454            $48,056,283
  Buildings  ...........................      1,166,868              1,137,173
  Mining equipment  ....................      2,947,872              1,267,679
  Other furniture and equipment  .......        767,230                765,241
                                          -------------          -------------
                                             70,862,424             51,226,376
  Less: Accumulated depreciation  ......       (673,676)              (664,610)
                                          -------------          -------------
                                          $  70,188,748          $  50,561,766
                                          =============          =============

5.   Commitments and Contingencies

     The Company had outstanding letters of credit in the amounts of approximately $300,000 and $0, for the periods ended September 30, 2000 and December 31, 1999, respectively. The letters of credit are associated with infrastructure development at the San Cristobal Project.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (the "Company") for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 and changes in its financial condition from December 31, 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1999 Annual Report on Form 10-K.

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

Results of Operations - Three Months Ended September 30, 2000

     Interest and other income. Interest and other income for the third quarter of 2000 was $1,382,814 as compared to $87,698 for the third quarter of 1999. The increase in interest and other income for the third quarter of 2000 is primarily the result of higher cash balances during 2000, resulting from proceeds of the November 1999 offering of Ordinary Shares and warrants, compared to cash balances during the same period of 1999.

     Exploration. Exploration expense was $1,463,784 for the third quarter of 2000, compared to $1,783,833 for the third quarter of 1999. The decreased exploration expense for 2000 is due to reduced exploration activity worldwide, as the Company is focusing its attention on the development of its San Cristobal Project in Bolivia.

     Administrative. Administrative expenses were $2,000,346 for the third quarter of 2000, compared to $473,790 for the third quarter of 1999. The 2000 administrative expenses are higher as the result of increased corporate activities primarily attributable to outside consulting including advisory fees associated with San Cristobal Project financing.

Results of Operations - Nine Months Ended September 30, 2000

     Interest and other income. Interest and other income was $4,538,728 for the nine months ended September 30, 2000, compared to $576,285 for the same period of 1999. The increase in interest and other income for the nine month period of 2000 is primarily the result of higher cash balances during 2000, resulting from proceeds of the November 1999 offering of Ordinary Shares and warrants, compared to cash balances during the same period of 1999.

     Exploration. Exploration expense was $3,751,963 for the nine months ended September 30, 2000, compared to $5,307,402 for the same period of 1999. The decreased exploration expense for 2000 is due to reduced exploration activity worldwide, as the Company is focusing its attention on the development of its San Cristobal Project in Bolivia.

     Administrative. Administrative expenses were $5,368,314 for the nine months ended September 30, 2000, compared to $1,871,584 for the same period of 1999. The 2000 administrative expenses are higher as the result of increased corporate activities primarily attributable to outside consulting including advisory fees associated with San Cristobal Project financing.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had cash and cash equivalents of $70,619,858 compared to $96,296,577 at December 31, 1999. The decrease is the result of $5,369,138 used in operations, including $3,751,963 spent on exploration, $19,835,054 invested in property, plant and equipment primarily related to the development of the San Cristobal Project, and a $472,527 reduction of debt.

     Based on recent estimated revisions to the September 1999 feasibility study for the San Cristobal Project, which assumes contract mining, the Company expects capital costs for construction to total approximately $435 million, excluding approximately $60 million in expected tax credits. Approximately $35 million of the tax credits are expected to be recovered during the construction phase of the Project while the remaining $25 million in tax credits are expected to be recovered against the Company's future Bolivian income taxes. In addition, the Company expects that the Project will require approximately $15 million of working capital. With infrastructure arrangements, primarily related to the power supply facilities, in the process of being finalized the Company has focused its efforts on continuing to advance the Project engineering and permitting, thereby lowering spending on the Project. The Company estimates Project spending for the year 2000 to be approximately $25 million, which will be funded from our existing cash balances.

     The Company expects to raise significant additional financing from outside sources to complete development of the San Cristobal project. These outside sources of financing for the San Cristobal project will include both debt and equity. The Company continues to work with Barclays Bank PLC, Deutsche Bank Securities Inc., the International Finance Corporation and Corporacion Andina de Fomento to develop multilateral financing options as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and capital markets. There can be no assurance that the Company will be able to obtain the required financing on terms that it finds attractive, or at all.

Recent Developments

     On September 6, 2000, the Company amended and replaced its current registration statement at the Securities and Exchange Commission with a universal shelf registration statement. The universal shelf registration statement became effective September 8, 2000, and allows the Company to raise up to $200 million by selling any combination of equity or debt securities listed in the statement. Proceeds from offering(s) under the shelf registration, if any, may be used to construct and develop San Cristobal, continue exploring the Company's other properties, maintain control or ownership of our properties, acquire additional mining related properties or businesses and for general corporate purposes. It is anticipated that project financing will constitute the substantial majority of the overall financing for the San Cristobal project.

     In September 2000, the Company announced the finalization of a letter of intent with Kvaerner, an independent engineering firm, whereby Kvaerner will perform detailed engineering, procurement and construction (EPC) services on the Company's San Cristobal Project. The letter of intent frames the conditions for a lump sum EPC contract.

     The Company also announced in September 2000, the finalization of a letter of intent with Washington Group International (Washington), formerly known as Morrison Knudsen Corporation, framing the conditions for a long-term mining contract. Washington's contract mining bid is approximately 17 percent lower than what was assumed in the Feasibility Study for contract mining. The Company believes that this savings makes it economically feasible to utilize contract mining services for the life of the mine rather than converting to owner mining after five years as was originally anticipated in the Feasibility Study. This should eliminate approximately $53 million in mining capital required to convert to owner mining, originally anticipated in year six of operations, while retaining the Feasibility Study's low-cost operating economics.

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

     The Company is engaged in limited metals trading activities utilizing puts and calls in a manner similar to anticipated lender requirements. At September 30, 2000, the Company recorded a year-to-date mark to market gain of approximately $400,000 from these activities. There can be no assurance that the Company will always benefit from the use of these techniques.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None.

Item 6.    (a) Reports on Form 8-K

           None.

           (b) Exhibits

           27    Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                   APEX SILVER MINES LIMITED
                                   (Registrant)



Date:  November 9, 2000            By:  /s/  Thomas S. Kaplan
                                        ---------------------
                                        Thomas S. Kaplan
                                        Chairman, Board of Directors