Form 10-K
period 2000-12-31
APEX SILVER MINES LTD
filed 2001-03-29
CIK 1011509

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission file number 1-13627

                               ----------------
                           APEX SILVER MINES LIMITED
            (Exact Name of Registrant as Specified in its Charter)

 Cayman Islands, British West Indies                 Not Applicable
     (State of Incorporation or           (I.R.S. Employer Identification No.)
            Organization)


                                                     Not Applicable
          Caledonian House                             (Zip Code)
         69 Jennette Street
      George Town, Grand Cayman
 Cayman Islands, British West Indies
   (Address of principal executive
               office)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $132,000,000 as of March 22, 2001.

The number of Ordinary Shares outstanding as of March 22, 2001 was 34,521,629.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

  Apex Silver Mines Limited, organized under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver properties in South America, Mexico and Central America. Our company has a large diversified portfolio of privately owned and controlled silver exploration properties. We have rights to or control approximately 100 silver and other mineral exploration holdings, divided into 19 property groups, located in or near the traditional silver producing regions of Bolivia, Mexico, Peru, El Salvador and Honduras. Our exploration efforts have produced our first development property, our 100% owned San Cristobal Project located in southern Bolivia. San Cristobal's proven and probable reserves total 240 million tonnes of ore grading 2.0 ounces per tonne of silver, 1.67% zinc and 0.58% lead, containing 470 million ounces of silver, 8.8 billion pounds of zinc and 3.1 billion pounds of lead. None of our properties are in production, and consequently we have no operating income or cash flow.

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

  . continue to explore and develop the properties which we believe are most likely to contain significant amounts of silver and divesting those properties that are not of continuing interest; and

  . identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver or have exploration potential.

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

  The San Cristobal property is comprised of certain mining concessions in a large block of concessions covering approximately 460,000 acres which we own or control. Under these mining concessions, our company has the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government.

  Our San Cristobal property is largely unexploited. The relatively small, shut down Toldos mine, located approximately 1.5 kilometers from the proposed San Cristobal open pit mine, was mined by underground block caving and open pit mining between 1985 and 1995. At present, there is no significant plant or equipment on the San Cristobal property.

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

  In September 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. Based on the feasibility study, we anticipate developing a low cost, open pit silver-zinc mine at San Cristobal with a low strip ratio of approximately 1.8:1 (tonnes of waste per tonne of ore), including pre-stripping. Under the study's mine plan, we would mine the deposit at a rate of approximately 40,000 tonnes of ore per day and process the ore by conventional means. We would transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant. The ore would be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate silver-lead and silver-zinc concentrates. We expect to transport the filtered concentrates by road to a port in Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe.

  In September 2000 our company announced that positive metallurgical and operational improvements occurring subsequent to completion of the San Cristobal feasibility study have further enhanced the project economics. Once commercial production is attained, we believe the operation should produce an annual average of approximately 21 million contained ounces of silver, 478 million contained pounds of zinc and 155 million contained pounds of lead over a mine life of approximately 17 years, with higher production anticipated in the first five years. Based on the geology of San Cristobal, and the drilling, analysis and proven and probable reserves identified to date, we believe that the San Cristobal Project could be extended in life and/or increased in scale.

  Based on estimated revisions made during 2000 to the San Cristobal Project, and assuming contract mining, our company expects capital costs for construction to total approximately $435 million, of which approximately $23 million has been spent through December 31, 2000. The $435 million is net of approximately $60 million in expected tax credits of which approximately $35 million is expected to be recovered during the project's construction phase and the remaining $25 million against the Company's future Bolivian income taxes. In addition, the Company expects that the project will require approximately $15 million of working capital.

  Since completion of the feasibility study, we have continued negotiations related to key infrastructure items including power for the project and the port facilities. In addition, we continue to advance the detailed project engineering, project permitting and project financing. We anticipate the completion of the power supply negotiations during the second quarter of 2001, and are working with the governments of Bolivia and Chile on issues related to the use of the road from the project to the Chilean port. In light of its recent public statements regarding its financial condition, we have suspended negotiations with Washington Group International and are pursuing available alternatives to our originally proposed contract mining arrangements. We and our advisors are continuously reviewing this and all matters relating to our construction and financing schedules within the context of global financial markets and metals prices in order to optimize the project's economics. Should we decide to push out the construction schedule while waiting for improvements in financial and metals markets, we believe we have the flexibility to do so as a consequence of our existing cash balances and low debt.

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
                          (000s)  (oz./tonne)  (%)   (%)  (000s)  (000s) (000s)
                          ------- ----------- ----- ----- ------- ------ ------
    Sulfide Ore.......... 230,700    1.90     1.73  0.58  430,300 3,990  1,338
    Oxide Ore............   9,600    4.20     0.10  0.61   39,700    10     58

--------
(1) Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 75% for silver, 92% for zinc and 87% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead.

  In addition to proven and probable reserves, Mine Reserves Associates has estimated 46 million tonnes of mineralized material at an average grade of
2.90 ounces of silver per tonne, 1.04% zinc, and 0.58% lead.

EXPLORATION

  Other than San Cristobal and nearby exploration projects in the San Cristobal district, we have a portfolio of silver properties in Bolivia, Mexico, Peru, El Salvador, Honduras and Central Asia totaling approximately 670,000 acres which contain potential for silver mineralization or other significant exploration potential. These mineral properties consist of:

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

  Our exploration holdings consist primarily of ownership interests, leases, options and joint ventures, all in varying percentages. The distribution of these holdings is summarized in the table below.

              Location and Distribution of Exploration Properties

                                                              Number of
                                                             Exploration
                                                              Property
        Country                                                Groups    Acreage
        -------                                              ----------- -------
       Mexico and Central America
         Mexico............................................        6     213,800
         Honduras..........................................        1       8,000
         El Salvador.......................................        1      10,000
                                                                 ---     -------
           Subtotal........................................        8     231,000
                                                                 ---     -------
       South America
         Bolivia...........................................        5     176,000
         Peru..............................................        5      60,000
                                                                 ---     -------
           Subtotal........................................       10     236,000
                                                                 ---     -------
       Central Asia .......................................        1     204,000
                                                                 ---     -------
           Total...........................................       19     670,000
                                                                 ===     =======

Mexico and Central America

 San Juan del Cordero

  This property consists of approximately 94,000 acres that are located 37 kilometers northeast of the historic silver-lead-zinc mining center of Parral, Chihuahua in northern Mexico. Our company owns mining claims covering approximately 92,800 acres of this property and has the option to acquire the remaining 1200 acres, subject to a net smelter return royalty capped at $3.25 million. Water and power are available on or near the area of exploration. We have drilled eleven core and reverse-circulation holes totaling 2,052 meters in a variety of targets, including veins, mantos, breccias and disseminated sulfides. Sub-ore grade mineralization in breccias, thin mantos and disseminations in sedimentary rocks was cut by five core and reverse-circulation holes drilled on the north side of the stock (an intrusive body of igneous rock) that is central to the mineralization in the district.

 Platosa-Saltillera

  In July, 2000 we announced completion of the latest round of core drilling on this approximately 48,000-acre property, located about 5 kilometers northwest of the town of Bermejillo in Durango State in northern Mexico. The property contains water and is located within approximately 1.5 kilometers of a paved highway, railroad and natural gas and powerlines. Under the terms of our option agreements we have the opportunity to acquire a 65% direct interest in the Platosa claim group, approximately 9,000 acres, and a 100% direct interest in the Saltillera claim group, approximately 39,000 acres, that adjoins Platosa on the west. Upon completion of earn-in requirements for the Platosa claims, a joint venture company would be formed for those claims with our company as operator.

  Twenty-seven diamond drill holes totaling 3,645 meters at Platosa and six diamond drill holes totaling 1,007 meters at Saltillera have been drilled through year-end 2000. Drilling at Saltillera has found geologic indications that massive sulfides may exist at depths greater than those drilled; however, because mineralization is shallower at Platosa our exploration efforts have been concentrated there. Three massive sulfide mantos have been identified by drilling at Platosa. Nine holes encountered an average of 4.5 meters of massive and sanded sulfides averaging 49.7 ounces per tonne silver, 28.5%zinc and 16.5% lead in the mineralized zone we refer to as Manto No. 4. Six holes in the mineralized zone 1.8 meters thick on average and referred to as Manto No. 5, located from 10 to 20 meters below Manto No. 4, averaged 30.1 ounces of silver and 5.1% lead and 3.1% zinc. Two holes intersected Manto No. 6 at a location 100 meters east of Mantos Nos. 4 and 5. Manto No. 6 averages 3.2 meters thick, and our average assay results were 33.1 ounces of silver per tonne, 7.4% lead and 5.7 % zinc. Our geologists have used mercury soil gas geochemistry and electro-magnetic geophysical methods to help guide the drilling through thin post-mineral cover.

 San Luis del Cordero

  Our company has the option to acquire a 60% interest in approximately 6,000 acres of mining claims located in Durango State, Mexico, 150 kilometers northeast of Durango City, 180 kilometers west of the smelter city of Torreon and 200 kilometers north of Grupo Mexico's silver-copper-zinc San Martin mine in Zacatecas. San Luis del Cordero consists of silver-rich veins that lead downward into silver-copper-zinc skarn mineralization. Three core holes were drilled on the property in 2000. We believe that limestone projected to underlay the area of drilling is a favorable host rock for massive skarn with sulfide mineralization.

 El Zapote

  We have an option to acquire a 60% interest in the 10,200-acre El Zapote mining concession in El Salvador from Intrepid Minerals Corporation by making exploration expenditures of at least $400,000 and issuing to Intrepid up to 65,000 shares of our common stock. If we acquire the initial 60% interest in El Zapote, we would have the right to acquire an additional 15% interest by completing a bankable feasibility study for development of a mine on the property. We have identified two primary target areas for limestone replacement deposits, Cerro Colorado III and San Carolina. At Cerro Colorado III, drill results from 14 core and reverse circulation holes indicate the potential for an open pittable silver-zinc-lead deposit. At San Carolina, surface sampling and geophysical survey indicate a manto type deposit may be present. We plan to continue exploring the area through a combination of mapping, sampling and drilling.

 Other Mineral Properties

  Mexico is the largest producer of silver in the world. We maintain an exploration office in Zacatecas in Zacatecas State in the heart of the silver mining region. In addition to the core properties described above, we have holdings in the historic Zacatecas mining district as well as a disseminated gold property in Oaxaca State and a silver property in Guerrero State.

South America

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

  Cobrizos is a partially oxidized copper-silver deposit of possible roll front or red bed type in shale and sandstone of the Jurassic Potoco Formation. Further field work would be required to determine the limits of the Cobrizos mineralization, and whether there are proven and probable reserves.

 Jehuamarca

  We have the option to purchase this 10,000 acre property, located in northern Peru about 650 kilometers northwest of Lima. Drilling several years ago by an agency of the Japanese government and a Canadian mining company found several strong indications of silver, but failed to locate the gold deposits that were sought. Geologic mapping, sampling and reinterpretation of the early drilling by our geologists revealed potential for the discovery of both near-surface bulk mineable and deeper vein deposits.

 Other Mineral Properties

  Our holdings, joint ventures and options in Bolivia, other than the Cobrizos property and San Cristobal Project, total approximately 173,000 acres, including a joint venture in the historic Pulacayo silver mining district and an option to purchase the large Tijtin gold prospect located about 60 kilometers northwest of San Cristobal. We aggressively seek silver exploration opportunities in Bolivia.

  We have an exploration office in Lima and are actively exploring for silver in Peru, the world's second largest silver producing country. In addition to the Jehuamarca silver property, we have acquired the mineral rights to several historic silver districts in the southeastern part of the country and have rights to a gold-silver vein prospect near Otuzco, and a silver-lead-zinc vein, manto and diatreme prospect located near Cerro de Pasco.

Central Asia

  We continue to maintain mineral rights to a 204,000 acre exploration property in Kyrghyzstan.

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

  As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2000, we had an accumulated deficit of $55.2 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

  Completion of the development of the San Cristobal Project is subject to various factors, including the availability and timing of acceptable arrangements for financing, power, transportation, construction, contract mining and smelting or the availability, terms, conditions and timing of required government approvals. The lack of availability on acceptable terms or the delay in any one or more of these items could delay or prevent the development of San Cristobal. There can be no assurance that:

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

  .  speculative activities;

  .  expectations for inflation; and

  .  political and economic conditions.

  The aggregate effect of these factors on metals prices is impossible for our company to predict. Decreases in metals prices could adversely affect our ability to finance the development of the San Cristobal Project and the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations.

  The following table sets forth (1) the London Silver Market's high and low spot price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound, for the periods indicated.

                                                    Silver     Zinc      Lead
                                                   --------- --------- ---------
   Year                                            High Low  High Low  High Low
   ----                                            ---- ---- ---- ---- ---- ----
   1994........................................... 5.75 4.64 0.54 0.41 0.31 0.15
   1995........................................... 6.04 4.41 0.55 0.43 0.35 0.24
   1996........................................... 5.83 4.71 0.50 0.44 0.42 0.30
   1997........................................... 6.27 4.22 0.60 0.47 0.33 0.23
   1998........................................... 6.83 4.88 0.52 0.42 0.27 0.22
   1999........................................... 5.75 4.88 0.56 0.41 0.25 0.21
   2000........................................... 5.45 4.57 0.58 0.46 0.26 0.18

Hedging and Currency Risks--we may not be successful in hedging against price, currency and interest rate fluctuations and may incur mark to market losses and lose money through our hedging programs.

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

  If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations in any of our company's properties, other than the San Cristobal Project.

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

  The costs, timing and complexities of mine construction and development are increased by the remote location of many mining properties, like the San Cristobal Project. It is common in new mining operations to experience unexpected problems and delays during development, construction and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there is no assurance that our future development activities will result in profitable mining operations.

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

  We are dependent on the services of key executives including our chairman and our chief operating officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristobal Project. Due to the relatively small size of our company, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristobal Project may delay or otherwise adversely affect the development of the San Cristobal Project, which could have a material adverse effect on our business or future operations.

Substantial Control By Directors, Officers and 5% Shareholders--the substantial control of our company by our directors, officers and 5% shareholders may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

  As of December 31, 2001, Thomas S. Kaplan and the other directors of our company and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to these persons or entities, and 5% shareholders beneficially owned approximately 19 million shares, or 52%, of the outstanding shares of our company, assuming the conversion of currently exercisable options and warrants. This level of ownership by these persons may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

There May Be Certain Tax Risks Associated With Investments In Our Company.

  Potential investors that are U.S. taxpayers should consider that our company may be considered to be "passive foreign investment company" (a "PFIC") for federal income tax purposes. If our company were deemed to be a PFIC, then a U.S. taxpayer who disposes or is deemed to dispose of shares of our company at a gain, or who received a so-called "excess distribution" on the shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a "QEF" election). A U.S. taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our company's ordinary earnings and net capital gain for any taxable year in which our company is a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to the shares of our company if we are classified as a PFIC for income tax purposes.

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

  . the availability, terms, conditions and timing of required government approvals;

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

                            METALS MARKET OVERVIEW

Silver Market

  Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used for currency, the principal uses of silver are for industrial uses, primarily for electrical and electronic components, photography, jewelry and silverware. The CPM Group forecast in reports generally available in the industry that in 1999 approximately 846 million ounces of silver would be consumed for these and other industrial purposes, an increase of 3.7% from 1999. CPM has projected that the consumption of silver used for photography will be 267 million ounces in 2000, an increase of 4% from the 257 million ounces used in 1999.

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

  Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 76% of mined silver is produced as a by-product of mining lead, zinc, gold, nickel or copper deposits. CPM estimates that total silver supply from mine production, recycling, estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand since 1990, and that stockpiles are continuing to diminish. CPM studies indicate that approximately 728 million ounces of silver were supplied from all sources in 2000, an increase of 6.5% from 1999. Mine production of silver rose 4.6% to 487 million ounces.

  The following table sets forth the London Silver Market's annual average, high and low spot price of silver in U.S. dollars per troy ounce since 1978.

     Year                                          Average     High       Low
     ----                                        --------------------- ---------
                                                  (U.S. dollars per troy ounce)
     1978.......................................       5.42       6.26      4.82
     1979.......................................      11.06      32.20      5.94
     1980.......................................      20.98      49.45     10.89
     1981.......................................      10.49      16.30      8.03
     1982.......................................       7.92      11.11      4.90
     1983.......................................      11.43      14.67      8.37
     1984.......................................       8.14      10.11      6.22
     1985.......................................       6.13       6.75      5.45
     1986.......................................       5.46       6.31      4.85
     1987.......................................       7.01      10.93      5.36
     1988.......................................       6.53       7.82      6.05
     1989.......................................       5.50       6.21      5.04
     1990.......................................       4.83       5.36      3.95
     1991.......................................       4.06       4.57      3.55
     1992.......................................       3.95       4.34      3.65
     1993.......................................       4.31       5.42      3.56
     1994.......................................       5.28       5.75      4.64
     1995.......................................       5.19       6.04      4.41
     1996.......................................       5.19       5.83      4.71
     1997.......................................       5.17       6.27      4.22
     1998.......................................       5.54       6.83      4.88
     1999.......................................       5.22       5.75      4.88
     2000.......................................       4.95       5.45      4.57

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

  Due to the corrosion resisting property of zinc, zinc is used primarily as the coating in galvanized steel. Galvanized steel is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting, and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers. The western world industrial consumption of zinc in 2000 was estimated in generally available industry publications of the International Lead Zinc Study Group ("ILZSG") at approximately 7.0 million tonnes compared to an estimated available supply of 6.1 million tonnes. The majority of the implied deficit was covered by imports from eastern countries and a reduction of warehouse stocks (predominately LME stocks), resulting in roughly balanced refined metals markets in 2000.

  The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics. Western world industrial consumption of lead in 2000 is estimated by ILZSG and CHR Metals at 5.6 million tonnes. Lead is widely recycled, with secondary production accounting in recent years for approximately 55% to 60% of total supply.

According to ILZSG, 5.1 million tonnes of lead were produced in 2000. The deficit was covered by a reduction in the level of lead metal warehouse stocks.

  The following table sets forth the annual average spot prices for zinc and lead on the London Metals Exchange since 1978.

     Year                                                   Zinc        Lead
     ----                                                ----------- -----------
                                                         (U.S. cents per pound)
     1978...............................................        31.0        33.7
     1979...............................................        33.5        52.6
     1980...............................................        34.4        41.4
     1981...............................................        38.3        33.5
     1982...............................................        33.7        24.7
     1983...............................................        34.6        19.3
     1984...............................................        41.7        20.1
     1985...............................................        35.5        17.7
     1986...............................................        34.1        18.4
     1987...............................................        36.2        27.0
     1988...............................................        56.3        29.7
     1989...............................................        77.6        30.5
     1990...............................................        68.9        36.7
     1991...............................................        50.7        25.3
     1992...............................................        56.2        24.6
     1993...............................................        43.6        18.4
     1994...............................................        45.3        24.9
     1995...............................................        46.8        28.6
     1996...............................................        46.5        35.1
     1997...............................................        59.7        28.3
     1998...............................................        46.4        24.0
     1999...............................................        48.9        22.8
     2000...............................................        51.2        20.3

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

             Name              Age                   Position
             ----              ---                   --------
 Thomas S. Kaplan............  38  Chairman of Apex Limited, and Chief
                                   Executive Officer of Apex Corporation
 Keith R. Hulley.............  61  President and Chief Operating Officer, Apex
                                   Corporation
 Marcel F. DeGuire...........  51  Vice President of Corporate Development,
                                   Apex Corporation
 Mark A. Lettes..............  51  Vice President, Finance and Chief Financial
                                   Officer, Apex Corporation
 Larry J. Buchanan...........  56  Chief Geologist, Apex Corporation
 Edmond R. LeBlanc...........  42  Vice President, Marketing, Apex Corporation
 Michael F. Shaw.............  54  Vice President, Project Manager, San
                                   Cristobal, Apex Corporation
 Linda Good Wilson...........  43  Vice President, Investor Relations, Apex
                                   Corporation
 Johnny Delgado Achaval......  61  President and Chief Executive Officer,
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

  Mark A. Lettes. Mr. Lettes has served as Vice President, Finance and Chief Financial Officer of Apex Corporation since June 1998. Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with over 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at AMAX Inc. including Manager of Corporate Development, Manager Futures Analysis and Group Planning Administration. In those positions, Mr. Lettes was responsible for planning and economic analysis activities for AMAX and for business development and acquisition functions. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50% of Alumax, AMAX's aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in marketing from the University of Connecticut and an M.B.A. from Ohio State University.

  Dr. Larry J. Buchanan. Dr. Buchanan has served as Chief Geologist and a principal advisor to the Company's international operations since he joined Apex Corporation in 1995. Dr. Buchanan was an independent consultant from 1990 through 1994. Dr. Buchanan is a noted exploration geologist with a reputation as one of the industry's leading experts on epithermal deposits, on which he has written several definitive texts. His analysis of such deposits has given rise to the industry paradigm known as "The Buchanan Model". Dr. Buchanan has published eight geological texts, played a key role in identifying several multi-million ounce gold deposits, and developed implementation programs for numerous currently producing mines. His consulting clients included Cyprus Minerals Company, FMC Corporation, Total Resources, Inc. and Fischer-Watt Gold Co. Inc. Dr. Buchanan is a shareholder and director of Begeyge Minera Ltda. Dr. Buchanan holds a B.Sc. and an M.Sc. in geological engineering and a Ph.D in economic geology from the Colorado School of Mines.

  Edmond R. LeBlanc. Mr. LeBlanc has served as Vice President, Marketing of Apex Corporation since April 1998. Prior to joining us, Mr. LeBlanc served as Director of Marketing for Westmin Resources Limited from 1995 through March 1998, where he was responsible for sales, transportation and hedging for all of the company's mineral production. Westmin sold a wide variety of products including copper, zinc, precious metals and molybdenum concentrates, as well as precious metal dore and copper cathodes. As a member of Westmin's senior management, Mr. LeBlanc was instrumental in assessing marketing issues for the company's five-year strategic plans. From 1990 to 1995, he served as Manager of Special Projects and Manager of Marketing for Westmin. Mr. LeBlanc commenced his career in the mining industry as an exploration geologist before specializing in the marketing of nonferrous concentrates and precious metals. He earned a B.S. in geology from Saint Xavier University.

  Michael F. Shaw. Mr. Shaw has served as Vice President of Apex Corporation since May 2000 and as Project Manager for the San Cristobal Project since January 1999. Prior to joining Apex Corporation, Mr. Shaw served from 1996 through 1998 as a Vice President of Tiomin Resources and as Vice President, General Manager and a director of Panama Cobre, S.A., a subsidiary of Tiomin. At Tiomin, he was responsible for development activity at the Cerro Colorado copper deposit in Panama. Mr. Shaw previously served from 1994 to 1996 as Project Director for Cyprus Amax Minerals Company on its solvent extraction-electrowinning expansion of the Cerro Verde copper mine in Peru. Under Mr. Shaw's management, Cerro Verde's expansion was completed on schedule and under budget. In addition, Mr. Shaw has held numerous project management positions for Bechtel Corporation and Kvaerner Metals (Davy McKee). Over the course of his career, he helped build the Andacollo gold mine in Chile, the El Abra copper mine in Chile, the Jerritt Canyon gold mine in Nevada and Magma Copper Company's flash copper smelter in Arizona. A metallurgical engineer with nearly 30 years experience, Mr. Shaw began his career as a metallurgist for Phelps Dodge Corporation before specializing in project management. He earned a B.S. in chemistry and an M.S. in metallurgical engineering from the University of Texas at El Paso.

  Linda Good Wilson. Ms. Wilson joined Apex Corporation as Vice President, Investor Relations in October 1997. Prior to joining Apex Corporation, Ms. Wilson served from March through October 1997 as Director of Investor Relations for Addwest Minerals, a newly listed Canadian junior gold producer. With over 15 years of mining experience, Ms. Wilson spent the 10 years prior to March 1997 at Cyprus Amax in numerous positions, including Director in the Investor Relations and Treasury Department. Ms. Wilson began her career as a Geologist at AMAX Inc.'s Mount Tolman Project, a large copper-molybdenum deposit in eastern Washington. Ms. Wilson holds a B.A. in geology from Colby College and a M.S. in mineral economics from the Colorado School of Mines.

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

  As of December 31, 2000, the Company had approximately 75 full-time employees.

  Our subsidiary, Apex Corporation, provides management, advisory and administrative services for our company under a Management Services Agreement dated October 22, 1996. The services provided by Apex Corporation include:

  .  identifying and evaluating investment opportunities;

  . making recommendations to our board of directors with respect to our exploration and development activities;

  . providing staffing, employees and the necessary expertise to manage our company's business and monitor its exploration and development activities; and

  . advising our company with respect to investments, contractual and financing activities and providing financial services.

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

  No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Our company's Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." Our warrants are listed on the American Stock Exchange under the symbol "SIL.WS", and began trading on February 25, 2000. As of March 22, 2001, we had approximately 130 shareholders of record and an estimated 3,500 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

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

  The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 22, 2001 was $7.62.

                                                 Ordinary Shares
                                                ----------------------------
                                                  2000            1999
                                                ------------    ------------
      Period                                    High     Low    High    Low
      ------                                    ----     ---    ----    ----
      1st Quarter.............................. $ 12     $ 9    $10 3/4 $ 7 3/8
      2nd Quarter.............................. $12 7/8  $8 3/4 $13 1/4 $10 1/16
      3rd Quarter.............................. $10 5/8  $8 3/4 $15 1/4 $10 3/4
      4th Quarter.............................. $10 7/16 $8 3/8 $ 15    $ 11

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data of our company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and the period from December 22, 1994 (inception) through December 31, 2000, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                December 22,
                                                                                    1994
                                                                                (inception)
                                      Year ended December 31,                     through
                          ----------------------------------------------------  December 31,
                            2000       1999      1998       1997       1996         2000
                          ---------  --------  ---------  ---------  ---------  ------------
                                     (dollars in thousands, except per share amounts)
Statement of Operations:
Interest and other
 income.................  $   5,652  $  1,114  $   2,444  $     962  $     575   $  11,224
                          ---------  --------  ---------  ---------  ---------   ---------
Total income............      5,652     1,114      2,444        962        575      11,224
                          ---------  --------  ---------  ---------  ---------   ---------
Expenses
  Exploration...........      4,441     6,014      9,966     13,358     14,852      52,608
  Administrative........      8,376     2,846      3,339      2,440        265      17,465
  Amortization and
   depreciation.........        236       233        169        149         57         902
                          ---------  --------  ---------  ---------  ---------   ---------
Total expenses..........     13,053     9,093     13,474     15,947     15,174      70,975
                          ---------  --------  ---------  ---------  ---------   ---------
Loss before minority
 interest...............     (7,401)   (7,979)   (11,030)   (14,985)   (14,599)    (59,751)
Minority interest.......        --        --         --         --       2,876       4,559
                          ---------  --------  ---------  ---------  ---------   ---------
Net loss for the
 period.................  $  (7,401) $ (7,979) $ (11,030) $ (14,985) $ (11,723)  $ (55,192)
                          =========  ========  =========  =========  =========   =========
Net loss per Ordinary
 Share..................  $   (0.21) $  (0.29) $   (0.42) $   (0.72) $   (0.66)  $   (2.30)
                          =========  ========  =========  =========  =========   =========
Weighted average number
 of Ordinary Shares
 outstanding ...........     34,473    27,601     26,212     20,930     17,672      23,985
Cash Flow Data:
Net cash provided by
 (used in) financing
 Activities.............  $    (439) $  4,073  $    (267) $   5,008  $  35,269   $ 190,760
Net cash used in
 operating activities...     (7,243)   (8,289)   (11,463)   (17,990)   (12,092)    (60,897)
Net cash used in
 investing activities...    (27,511)  (15,705)   (19,086)    (5,934)      (524)    (68,760)
                          ---------  --------  ---------  ---------  ---------   ---------
Net increase (decrease)
 in cash................  $ (35,193) $ 70,079  $ (30,816) $  31,084  $  22,653   $  61,103
                          =========  ========  =========  =========  =========   =========

                                                   December 31,
                                  ----------------------------------------------
                                    2000      1999      1998     1997     1996
                                  --------- --------- -------- -------- --------
                                              (dollars in thousands)
Balance Sheet Data:
Total assets..................... $ 144,054 $ 151,077 $ 62,347 $ 73,329 $ 26,797
Long term liabilities............     1,896     3,137    1,967    3,094      --
Shareholders' equity ............   137,896   144,828   58,397   69,229   24,311

ITEM 7 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  You should read the following discussion and analysis together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

  Apex Limited is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America, Mexico and Central America. None of these properties are in production and, consequently, we have no current operating income or cash flow.

  We currently focus our resources primarily on the development of our San Cristobal Project in Bolivia and our continued efforts to secure appropriate financing.

  Our company completed an initial public offering of Ordinary Shares on December 1, 1997. We completed a subsequent offering of ordinary shares and warrants during November 1999.

Results of Operations

  Interest and Other Income. Our company does not yet produce silver or any other mineral products and has no revenues from product sales. Our primary source of revenue is interest income. Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments. Our interest and other income for the year ended December 31, 2000 was $5.7 million compared to $1.1 million and $2.4 million for the years ended December 31, 1999 and 1998, respectively. The 2000 increase in interest and other income compared to 1999 is primarily the result of interest earned on higher average cash balances during 2000 as the result of the net proceeds of our November 1999 offering of ordinary shares and warrants. The decrease in our interest and other income for 1999 compared to 1998 was due to the reduced average cash balance during 1999, prior to the receipt of the net proceeds of our November 1999 offering.

  Exploration. Our company expenses mineral exploration expenditures as incurred on each property until we determine that mining operations on that property are feasible. Once we have determined that a mineral property has proven and probable ore reserves, we capitalize all development costs. Through December 31, 2000, we have expensed all acquisition and exploration costs as incurred. Since September 1, 1997, we have capitalized development costs associated with the San Cristobal Project and will continue to do so in the future.

  Our exploration expenses, including property holding costs and allocated administrative expenses, were $4.4 million for the year ended December 31, 2000 compared to $6.0 million and $10.0 million for the years ended December 31, 1999 and 1998, respectively. The decreases in our exploration expenses for these periods is due primarily to the reduced emphasis on exploration as we concentrate our resources on the development of the San Cristobal Project.

  Administrative. Our administrative expenses were $8.4 million for the year ended December 31, 2000, compared to $2.8 million and $3.3 million for the years ended December 31, 1999 and 1998, respectively. The increase in our administrative expenses in 2000 as compared to 1999 is primarily due to costs and fees directly related to our project financing efforts and stock compensation. The decrease in our administrative expenses for 1999 compared to 1998 is primarily the result of the refocusing of our efforts on development activities at the San Cristobal Project.

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

Liquidity and Capital Resources

  As of December 31, 2000, our company had cash and cash equivalents of approximately $61.1 million compared to $96.3 million at December 31, 1999. The decrease in our cash and cash equivalents during 2000 is due to the investment of approximately $27.5 million in property, plant and equipment related to the development of San Cristobal, $7.3 million in cash used in operations, which is net of interest and other income and is primarily related to administration and exploration, and $0.4 million of payments on outstanding notes.

  In September 2000, our company amended and replaced its registration statement at the Securities and Exchange Commission with a universal shelf registration statement. The universal shelf registration statement became effective September 8, 2000, and allows us to raise up to $200 million by selling any combination of equity or debt securities listed in the statement. Proceeds from offering(s) under the shelf registration, if any, may be used to construct and develop San Cristobal, continue exploring our other properties, maintain control or ownership of our properties, acquire additional mining related properties or businesses and for general corporate purposes. It is anticipated that project financing will constitute the substantial majority of the overall financing for the San Cristobal Project. At December 31, 2000 no securities had been sold under the universal shelf registration statement. In February 2001, 65,000 Ordinary Shares were issued under the shelf registration statement as consideration for acquisition of an exploration property.

  Based on estimated revisions made during 2000 to the September 1999 feasibility study for the San Cristobal Project, which assumes contract mining, we expect capital costs for construction to total approximately $435 million, of which approximately $23 million has been spent through December 31, 2000. The $435 million is net of approximately $60 million in expected tax credits of which approximately $35 million is expected to be recovered during the project's construction phase, and the remaining $25 million is expected to be recovered against our future Bolivian income taxes. We estimate project spending for the year 2001 to range from approximately $10 million to $25 million, depending upon when fabrication of major capital items commences. We plan to fund project expenditures from our existing cash balances. These expenditures may be significantly reduced if our company decides to delay the construction schedule while waiting for an improvement in financial and metals markets. We have this financial flexibility due to our existing cash balances and low debt.

  In order to maintain our mineral properties, we must make certain payments including government mineral patent fees and commissions, work commitments, lease and option payments and advance royalties. In order to maintain our current portfolio of mineral properties, we will be required to make payments during the next twelve months of approximately $0.2 million for San Cristobal, $0.9 million for Platosa and $0.8 million for our other exploration properties. In addition, we expect to make expenditures for other continuing exploration, property acquisition, property evaluation and general corporate expenses. Total exploration and administrative expense is not anticipated to increase significantly during the next twelve months. We expect to fund these obligations from existing cash balances.

  We will be required to raise significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project. In May 2000, two key multilateral funding agencies, International Finance Corporation and Corporacion Andina de Fomento, joined our co-lead arrangers for project financing, Barclays and Deutsche Bank, to develop multilateral financing options for San Cristobal as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and the capital markets. There can be no assurance that we will be able to obtain the required financing on terms that we find attractive, or at all.

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

  Our company has engaged in limited metals trading activities utilizing puts and calls in a manner similar to anticipated lender requirements. At December 31, 2000, we recorded a year-to-date mark to market gain of approximately $446,000 from these activities. There can be no assurance that we will always benefit from the use of these techniques.

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

                                   PART III

ITEM 10: DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF APEX CORPORATION

  Information regarding directors of Apex Limited and certain executive officers of Apex Corporation is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 annual meeting of shareholders (the "Proxy Statement").

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to the information set forth under the caption "Security Ownership of Principal Shareholders and Management" in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

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


 10.5    Form of Option Grant to Non-Employee Directors dated April 10,
         1997.(5)


 10.6    Employment contract between the Company and Marcel F. DeGuire, dated
         July 23, 1996.(2)


 10.7    Employment contract between the Company and Mark A. Lettes, dated May
         19, 1998.(1)


 10.8    Employment contract between the Company and Keith R. Hulley, dated
         August 4, 1996.(2)


 10.9 English translation of Deed of Lease and Purchase Option Contract between Monica de Prudencio and Mineria Tecnia Consultores Asociados,
         S.A. ("Mintec"), dated November 7, 1994, regarding the Tesorera concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 10.10 English translation of Assignment Agreement between ASC Bolivia LDC and Mintec regarding the rights to the above agreement, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 10.11   English translation of the Lease and Purchase Option Contract between
         Empresa Minera Yana Mallcu S.A. and Mintec, dated February 7, 1996, regarding the Toldos concession, with an attached note from Keith
         Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 10.12   English translation of the Assignment of Lease and Purchase Option
         Agreement among Banco Industrial S.A., Mintec and ASC Bolivia LDC, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 10.13 English translation of the Purchase Option Agreement between Mintec and Litoral Mining Cooperative Ltd., dated August 17, 1995, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 10.14 English translation of the Assignment and Assumption Agreement between Mintec and ASC Bolivia LDC, dated May 22, 1996, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
 10.15   English translation of the Purchase Agreement between ASC Bolivia LDC and Litoral Mining Cooperative Ltd., regarding the Animas concessions with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)


 10.16   English translation of the Joint Venture Agreement between Corporacion
         Minera Boliviano S.A. ("Comibol") and ASC Bolivia LDC, regarding the
         Cobrizos Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

 10.17   English translation of the Joint Venture Agreement between Comibol and
         ASC Bolivia LDC regarding the Choroma Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule
         306 of Regulation S-T.(2)

 10.18 Board Designation Agreement, dated October 28, 1997, by and between the Company and Silver Holdings.(2)


 10.19 Registration Rights and Voting Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum
         LLC and Thomas S. Kaplan.(2)

 10.20 Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.(2)


 10.21 Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.(2)


 10.22   English translation of the Purchase Agreement between Monica de
         Prundencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith
         Hulley as required by Rule 306 of Regulation S-T.(2)

 10.23   Form of Change of Control Agreement dated June 26, 2000


 21      List of Subsidiaries.


 23      Consent of Independent Accountants.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 26, 2001 on its behalf by the undersigned, thereunto duly authorized.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Thomas S. Kaplan            Director                     March 26, 2001
______________________________________
           Thomas S. Kaplan

       /s/ Harry M. Conger             Director                     March 26, 2001
______________________________________
           Harry M. Conger

______________________________________ Director                     March 26, 2001
         Eduardo S. Elsztain

       /s/ David Sean Hanna            Director                     March 26, 2001
______________________________________
           David Sean Hanna

______________________________________ Director                     March 26, 2001
              Ove Hoegh

       /s/ Keith R. Hulley             Director                     March 26, 2001
______________________________________
           Keith R. Hulley

       /s/ Kevin R. Morano             Director                     March 26, 2001
______________________________________
           Kevin R. Morano

                                       Director                     March 26, 2001
______________________________________
              Paul Soros

       /s/ Charles B. Smith            Director                     March 26, 2001
______________________________________
           Charles B. Smith

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

                                                                           Page
                                                                           ----
Report of Management...................................................... F-2

Report of Independent Accountants......................................... F-2

Consolidated Balance Sheet at December 31, 2000 and 1999.................. F-3

Consolidated Statement of Operations for the years ended December 31,
 2000, 1999, and 1998 and for the period from December 22, 1994
 (inception) through December 31, 2000.................................... F-4

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998 and for the period from December
 22, 1994 (inception) through December 31, 2000........................... F-5

Consolidated Statement of Cash Flows for the years ended December 31,
 2000, 1999, and 1998 and for the period from December 22, 1994
 (inception) through December 31, 2000.................................... F-6

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

Thomas S. Kaplan                          Mark A. Lettes
Chairman                                  Vice President and Chief Financial
Apex Silver Mines Limited                 Officer
                                          Apex Silver Mines Corporation

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Apex Silver Mines Limited

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited (successor to Apex Silver Mines LDC) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and the period from December 22, 1994 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado
February 16, 2001

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)

                                                    December 31,  December 31,
                                                        2000          1999
                                                    ------------  ------------
                      Assets
Current assets
  Cash and cash equivalents........................ $ 61,103,263  $ 96,296,577
  Accrued interest receivable......................      214,259        61,119
  Prepaid expenses and other assets................      227,764       301,485
                                                    ------------  ------------
    Current assets.................................   61,545,286    96,659,181
  Property, plant and equipment (net)..............   77,351,505    50,561,766
  Value added tax recoverable......................    5,024,021     3,810,460
  Other............................................      132,739        45,997
                                                    ------------  ------------
    Total assets................................... $144,053,551  $151,077,404
                                                    ============  ============
       Liabilities and Shareholders' Equity
Current liabilities
  Accrued salaries, wages and benefits............. $    159,465  $    118,108
  Accounts payable.................................    2,398,064     2,092,477
  Current portion of notes payable.................    1,703,712       901,459
                                                    ------------  ------------
    Current liabilities............................    4,261,241     3,112,044
Notes payable......................................    1,896,396     3,137,368
Commitments and contingencies (Note 10)............          --            --
Shareholders' equity
  Ordinary Shares, $.01 par value, 75,000,000
   shares authorized; 34,486,629 and 34,466,168,
   shares issued and outstanding, respectively
   (Note 1e).......................................      344,866       344,662
  Contributed surplus..............................  192,742,800   192,274,553
  Accumulated deficit..............................  (55,191,752)  (47,791,223)
                                                    ------------  ------------
    Total shareholders' equity.....................  137,895,914   144,827,992
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $144,053,551  $151,077,404
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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Expressed in United States dollars)

                                                                   For the
                                                                    period
                                                                 December 22,
                                                                     1994
                                                                  (inception)
                         Year ended   Year ended    Year ended     through
                          December     December    December 31,  December 31,
                          31, 2000     31, 1999        1998          2000
                         -----------  -----------  ------------  ------------
Income
  Interest and other
   income............... $ 5,652,010  $ 1,113,547  $  2,444,357  $ 11,223,697
                         -----------  -----------  ------------  ------------
    Total income........   5,652,010    1,113,547     2,444,357    11,223,697
                         -----------  -----------  ------------  ------------
Expenses
  Exploration...........   4,440,931    6,013,535     9,965,999    52,607,640
  Administrative........   8,375,859    2,846,057     3,338,812    17,465,431
  Amortization and
   depreciation.........     235,749      232,987       169,116       901,264
                         -----------  -----------  ------------  ------------
    Total expense.......  13,052,539    9,092,579    13,473,927    70,974,335
                         -----------  -----------  ------------  ------------
Loss before minority
 interest...............  (7,400,529)  (7,979,032)  (11,029,570)  (59,750,638)
Minority interest in
 loss of consolidated
 subsidiary.............         --           --            --      4,558,886
                         -----------  -----------  ------------  ------------
    Net loss for the
     period............. $(7,400,529) $(7,979,032) $(11,029,570) $(55,191,752)
                         ===========  ===========  ============  ============
Net loss per Ordinary
 Share--Basic and
 diluted(1)............. $     (0.21) $     (0.29) $      (0.42) $      (2.31)
                         ===========  ===========  ============  ============
Weighted average
 Ordinary Shares
 outstanding (Notes 1e
 and 2h)................  34,472,548   27,601,362    26,212,009    23,894,940
                         ===========  ===========  ============  ============

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Expressed in United States dollars)

                                                              Accumulated
                                                               Deficit &        Total
                            Shares             Contributed   Comprehensive  Shareholders'
                          Outstanding  Amount    Surplus        Deficit        Equity
                          ----------- -------- ------------  -------------  -------------
Issuance of shares upon
 incorporation December
 22, 1994 ($0.85 per
 share).................   8,822,546  $ 88,225 $  5,571,398  $        --    $  5,659,623
Net loss................         --        --           --       (213,165)      (213,165)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1994...................   8,822,546    88,225    5,571,398      (213,165)     5,446,458
Net loss and
 comprehensive loss.....         --        --           --     (1,861,185)    (1,861,185)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1995...................   8,822,546    88,225    5,571,398    (2,074,350)     3,585,273
Issuance of shares in
 private placement
 ($8.00 per share)......   4,256,700    42,567   32,406,783           --      32,449,350
Net loss and
 comprehensive loss.....         --        --           --    (11,723,313)   (11,723,313)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1996...................  13,079,246   130,792   37,978,181   (13,797,663)    24,311,310
Purchase of minority
 interest in ASC Bolivia
 ($11.00 per share).....     268,496     2,685    2,950,771           --       2,953,456
Issuance of shares to
 associates ($11.00 per
 share).................     138,595     1,386    1,523,159           --       1,524,545
Issuance of shares for
 services ($1.49 per
 share).................     115,207     1,152      231,566           --         232,718
Stock option
 compensation expense...         --        --       416,562           --         416,562
Issuance of shares upon
 Initial Public Offering
 ($11.00 per share).....   5,523,372    55,234   54,719,730           --      54,774,964
Net loss and
 comprehensive loss.....         --        --           --    (14,984,958)   (14,984,958)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1997...................  19,124,916   191,249   97,819,969   (28,782,621)    69,228,597
Exchange of Apex LDC
 shares.................   7,079,006    70,790      (70,790)          --             --
Stock options exercised
 ($7.91 per share)......      25,001       250      197,473           --         197,723
Stock awards ($8.50 per
 share).................      21,838       218      185,407           --         185,625
Unearned compensation...         --        --      (185,625)          --        (185,625)
Net loss and
 comprehensive loss.....         --        --           --    (11,029,570)   (11,029,570)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1998...................  26,250,761   262,507   97,946,434   (39,812,191)    58,396,750
Stock options exercised
 ($8.77 per share)......      25,549       256      223,900           --         224,156
Sale of Ordinary Share
 units ($12.00 per
 share).................   8,090,132    80,901   94,004,628           --      94,085,529
Commissions paid in
 stock ($12.00 per
 share).................      84,184       842         (842)          --             --
Stock awards ($12.06 per
 share).................      15,542       156      187,475           --         187,631
Unearned compensation
 (net)..................         --        --       (87,042)          --         (87,042)
Net loss and
 comprehensive loss.....         --        --           --     (7,979,032)    (7,979,032)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 1999...................  34,466,168   344,662  192,274,553   (47,791,223)   144,827,992
Stock compensation
 ($10.88 per share) ....       5,100        51       55,412           --          55,463
Stock awards ($9.13 per
 share) ................      15,361       153      140,168           --         140,321
Unearned compensation...         --        --       272,667           --         272,667
Net loss and
 comprehensive loss.....         --        --           --     (7,400,529)    (7,400,529)
                          ----------  -------- ------------  ------------   ------------
Balance, December 31,
 2000...................  34,486,629  $344,866 $192,742,800  $(55,191,752)  $137,895,914
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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States dollars)

                                                                     For the
                                                                      period
                                                                   December 22,
                                                                       1994
                                                                    (inception)
                          Year ended    Year ended    Year ended     through
                         December 31,  December 31,  December 31,  December 31,
                             2000          1999          1998          2000
                         ------------  ------------  ------------  ------------
Cash flows from
 operating activities:
  Net cash used in
   operating activities
   (See Note 9)......... $ (7,243,649) $ (8,288,609) $(11,463,133) $(60,896,487)
                         ------------  ------------  ------------  ------------
Cash flows from
 investing activities:
  Purchase of property,
   plant, and
   equipment............  (27,510,946)  (15,705,206)  (19,085,903)  (68,760,351)
                         ------------  ------------  ------------  ------------
    Net cash used in
     investing
     activities.........  (27,510,946)  (15,705,206)  (19,085,903)  (68,760,351)
                         ------------  ------------  ------------  ------------
Cash flows from
 financing activities:
  Net proceeds from
   issuance of Ordinary
   Shares...............          --     94,085,529           --    191,761,070
  Payment of notes......     (438,719)     (236,534)     (464,639)   (1,139,892)
  Proceeds from exercise
   of stock options.....          --        224,156       197,723       421,879
  Deferred
   organizational and
   financing costs......          --            --            --       (282,956)
                         ------------  ------------  ------------  ------------
    Net cash provided by
     (used in) financing
     activities.........     (438,719)   94,073,151      (266,916)  190,760,101
                         ------------  ------------  ------------  ------------
Net increase (decrease)
 in cash and cash
 equivalents............  (35,193,314)   70,079,336   (30,815,952)   61,103,263
Cash and cash
 equivalents beginning
 of period..............   96,296,577    26,217,241    57,033,193           --
                         ------------  ------------  ------------  ------------
Cash and cash
 equivalents end of
 period................. $ 61,103,263  $ 96,296,577  $ 26,217,241  $ 61,103,263
                         ============  ============  ============  ============
Supplemental non-cash
 transactions:
  Acquisition of mining
   properties for
   asssumption of debt.. $        --   $    260,000  $        --
  Capitalized
   development costs at
   San Cristobal for
   which a note payable
   was issued........... $        --   $  2,000,000  $        --
  Non-cash debt
   extinguished by one-
   time early cash
   payment.............. $        --   $        --   $    826,196

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

  d. The Company's principal activities are the exploration and development of mineral properties. The Company participates in the acquisition and exploration of mineral properties for possible future development directly and indirectly through its subsidiaries.

  e. In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement (the "Buy-Sell Agreement") which was intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement. During 1998, Pursuant to the terms of the Buy-Sell Agreement, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares. Such shares are included in the 34,486,629 Apex Limited Ordinary Shares outstanding at December 31, 2000. At December 31, 2000, Apex Silver Mines Limited owned 100 percent of Apex LDC. Per the provisions of the Buy-Sell Agreement, all of the outstanding shares of Apex LDC are considered Ordinary Shares outstanding for the purposes of computing net loss per Ordinary Share for the periods presented.

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

  g. The Company, through indirect subsidiaries, is active in Mexico, Central America and South America and currently holds interests in, or is the beneficial owner of, non-producing silver resource properties in Bolivia, Honduras, Mexico and Peru. The Company is in the process of evaluating certain of its properties to determine the economic feasibility of bringing one or more of the properties into production.

2. Summary of Significant Accounting Policies

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The policies adopted, considered by management to be significant, are summarized as follows:

 a. Basis of consolidation

  These consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in unincorporated joint ventures are proportionately consolidated.

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

 d. Mining properties, exploration and development costs

  The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, development costs are capitalized. When ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the period abandoned or sold and a gain or loss is recognized. Beginning September 1, 1997, all costs associated with the Company's San Cristobal Project have been capitalized. As of December 31, 2000, capitalized property and development costs related to the San Cristobal Project amounted to $72,819,859. No other amounts related to mineral properties have been capitalized.

 e. Property, plant and equipment

  Mineral properties include costs to acquire development properties and property development costs. Mineral properties brought into production are charged to operations using the units-of-production method based on

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

estimated recoverable reserves. Buildings are stated at cost and are depreciated using the straight-line method, over useful lives of thirty to forty years. Mining equipment and machinery are stated at cost and are depreciated using the straight-line method over useful lives of three to eight years. Other furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years.

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

  Outstanding options to purchase 1,498,128, 915,817 and 626,571 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2000, 1999, and 1998 respectively, because to do so would have been antidilutive.

 i. Derivative financial instruments

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

  Our company engages in limited metals trading activities utilizing puts and calls andwe mark the open positions to market recording the difference in the carrying value to current earnings, in accordance with FAS 133, which will be effective January 1, 2001. During 2000, the Company recorded mark to market gains of approximately $446,000, which is included in interest and other income in the Consolidated Statement of Operations.

 j. Reclassification of prior year balances

  Certain prior year balances have been reclassified to conform to the classifications being presented at December 31, 2000.

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

  As of December 31, 2000 and 1999, operating loss carryforwards generated by ASC Bolivia amounted to approximately $16.6 and $16.1 million, respectively. Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

  No net deferred tax assets related to operating losses generated through December 31, 2000 by the Company's other foreign subsidiaries have been included in the accompanying financial statements, as all such assets have been entirely offset by a valuation allowance of approximately $15.9 million.

4. Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. The VAT paid in Mexico is related to exploration activities and is recoverable upon application to the tax authorities. We have received VAT refunds relating to VAT paid in Mexico through 1998. Applications for refund of the remaining VAT paid in Mexico through 2000 have been filed and payment is expected in due course. At December 31, 2000, the recoverable VAT recorded for Bolivia and Mexico is $4,731,003 and $293,018 respectively.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)

  Because of the uncertainty of the recoverability of VAT paid in Peru, VAT costs incurred in Peru are charged to expense as incurred.

5. Property, Plant and Equipment

  The components of property, plant, and equipment were as follows:

                                                                     December
                                                      December 31,      31,
                                                          2000         1999
                                                      ------------  -----------
   Mineral properties................................ $ 72,819,859  $48,056,283
   Buildings.........................................    1,166,868    1,137,173
   Mining equipment and machinery....................    3,317,827    1,267,679
   Other furniture and equipment.....................      805,289      765,241
                                                      ------------  -----------
                                                        78,109,843   51,226,376
   Less: Accumulated depreciation....................     (758,338)    (664,610)
                                                      ------------  -----------
                                                      $ 77,351,505  $50,561,766
                                                      ============  ===========

  Depreciation expense for the periods ended December 31, 2000, 1999 and 1998 totaled $210,278, $176,395 and $112,471, respectively. For the periods ended December 31, 2000, 1999 and 1998 respectively, $195,505, $168,461 and $135,561 of depreciation associated with the San Cristobal Project was capitalized.

6. Notes Payable

  The Company's Notes Payable consists of the following:

                                                      December 31,  December 31,
                                                          2000          1999
                                                      ------------  ------------
   San Cristobal Area Properties....................  $ 1,847,369    $2,238,827
   San Cristobal Foundation.........................    1,752,739     1,800,000
                                                      -----------    ----------
     Sub-total......................................    3,600,108     4,038,827
   Less Current Portion.............................   (1,703,712)     (901,459)
                                                      -----------    ----------
     Total..........................................  $ 1,896,396    $3,137,368
                                                      ===========    ==========

  In 1996, 1997 and 1998 the Company exercised options to purchase the Toldos and other properties in the San Cristobal area. The following outstanding notes payable were recorded on the Company's books:

    Banco de Santa Cruz--The Company will make annual payments of $68,914 for each of the next five years, plus interest at Banco de Santa Cruz' preferential rate of interest which was approximately 14% as of December 31, 2000. The note plus accrued interest was being carried on the Company's books for $344,571 at December 31, 2000.

    Barex--The Company will make one payment of $900,000 on December 1, 2001. No interest is due on this note.

    Monica de Prudencio--The Company makes monthly payments of $12,000 per month through June 2004 and a final payment of $8,000 due July 15, 2004. No interest is due on this debt. The note was being carried on the Company's books for $512,000 at December 31, 2000.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


    Oscar Bonifaz--The note was being carried on the Company's books for $60,000 at December 31, 2000. No interest is due on this debt. The note will be repaid in 2001.

    San Cristobal Foundation--In 1999 our company executed a note agreement with the San Cristobal Foundation for $2 million payable by the end of 2005. Payments in the amount of $47,261 and $200,000 were made on the note during 2000 and 1999 respectively.

7. Stock Option Plans

  The Company has established a plan to issue share options and other awards to be valued by reference to the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards outstanding at any time cannot exceed ten percent of the Company's share capital. Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company ("the Committee"). Options vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

  The Company has established a share option plan for its non-employee directors (the "Director Plan). Under the Director Plan, the total number of options outstanding at any one time cannot exceed five percent of the Company's share capital. Pursuant to the Director Plan non-employee directors receive i) at the effective date of their initial election to the Company's board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the "AMEX") on such date, ii) at the close of business of each annual meeting of the Company's shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and iii) at the close of business of each meeting of the Company's Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to that of the closing price of the Ordinary Shares on the AMEX on such date. Options granted to a non-employee director vest on the date of the grant and expire 10 years after the date of the grant or one year after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

  A summary of our company's stock options at December 31, 2000, 1999 and 1998 and changes during those years is presented in the following table:

                                   2000                    1999                     1998
                          ----------------------- ------------------------ ------------------------
                          Number of Average Price Number of  Average Price Number of  Average Price
        Options            Shares     Per Share    Shares      Per Share    Shares      Per Share
        -------           --------- ------------- ---------  ------------- ---------  -------------
Outstanding beginning of
 period.................    915,817     $9.98       626,571     $ 8.84       455,625     $ 8.00
Granted during period...    582,311     $9.79       358,847     $11.76       195,947     $10.69
Forfeited or expired
 during period..........        --        --        (44,052)    $ 8.97           --      $  --
Exercised during
 period.................        --        --        (25,549)    $ 8.77       (25,001)    $ 7.91
                          ---------     -----     ---------     ------     ---------     ------
Outstanding end of
 period.................  1,498,128     $9.91       915,817     $ 9.98       626,571     $ 8.84
                          =========     =====     =========     ======     =========     ======
Exercisable at end of
 period.................    713,602                 563,898                  391,222
Weighted average of fair
 value of options
 granted during period..                $1.76                   $ 1.36                   $ 1.98
Weighted average
 remaining contractual
 life...................  8.0 years               8.3 years                8.3 years

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


  Options granted during 2000, 1999 and 1998 ranged in exercise price from $9.13 to $11.63, $7.94 to $14.88 and $8.25 to $12.75 respectively.

  Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of SFAS No. 123. For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company's stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Weighted average risk-free interest
    rate...............................     6.21%        5.64%        5.55%
   Volatility..........................    40.50%       42.10%       48.10%
   Expected dividend yield.............      --           --           --
   Weighted average expected life (in
    years).............................     2.83         2.73         2.53

  For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        Year ended   Year ended    Year ended
                                         December     December    December 31,
                                         31, 2000     31, 1999        1998
                                        -----------  -----------  ------------
   As reported
     Net loss.......................... $(7,400,529) $(7,979,032) $(11,029,570)
     Net loss per Ordinary Share....... $     (0.21) $     (0.29) $      (0.42)
   Pro forma
     Net loss.......................... $(8,837,116) $(8,509,350) $(11,548,400)
     Net loss per Ordinary Share....... $     (0.26) $     (0.31) $      (0.44)

  In addition, on December 13, 2000, December 14, 1999 and December 15, 1998, the Company issued 15,361, 15,542 (net of forfeitures) and 21,838 respectively of its Ordinary Shares to employees as a portion of performance bonuses paid during these years.

8. Related Party Transactions

  Apex LDC engaged Tigris Financial Group Ltd. ("Tigris") to provide management advisory services to Apex LDC and its subsidiaries. Tigris is wholly owned by Mr. Thomas S. Kaplan, a director and officer of Apex LDC and a director and shareholder of the Company. The consulting arrangement with Tigris was terminated at the end of 1999. During the years ended December 31, 1999 and 1998 fees and reimbursed expenses paid to Tigris for such services amounted to $20,495 and $39,637 respectively.

  Two individuals, one of whom is an officer of a subsidiary and a shareholder of the Company, the second of whom is an officer of certain of the Company's subsidiaries, are shareholders and directors of Begeyge Minera Ltda. ("Begeyge"), from whom the Company has the right to purchase the Suyatal Project in Honduras for an aggregate purchase price of $3,000,000.

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Expressed in United States dollars)


9. Cash Flow Information

  A reconciliation of net earnings to cash from operations is as follows:

                                                                     For the
                                                                      period
                                                                   December 22,
                                                                       1994
                                                                   (inception)
                           Year ended   Year ended    Year ended     through
                            December     December    December 31,  December 31,
                            31, 2000     31, 1999        1998          2000
                           -----------  -----------  ------------  ------------
Cash flows from operating
 activities:
  Net loss...............  $(7,400,529) $(7,979,032) $(11,029,570) $(55,191,752)
  Adjustments to
   reconcile net loss to
   net cash used in
   operating activities:
    Amortization and
     depreciation........      235,749      232,987       169,116       901,264
    Minority interest in
     loss of consolidated
     subsidiary..........          --           --            --     (4,558,886)
    Shares issued in
     consideration for
     services............          --           --            --      1,524,545
  Changes in operating
   assets and
   liabilities:
    (Increase) decrease
     in accrued interest
     receivable..........     (153,140)      65,213       (23,920)     (214,259)
    (Increase) decrease
     in prepaid expenses
     and other assets....      (13,021)     896,137      (229,572)     (314,506)
    Increase in value
     added tax
     recoverable.........   (1,213,561)  (1,084,657)   (1,374,799)   (5,024,021)
    (Increase) decrease
     in amounts due from
     affiliates..........          --           --        722,717           --
    Increase (decrease)
     in accrued salaries,
     wages & benefits....       41,357      (36,692)      114,064       159,465
    Increase (decrease)
     in accounts
     payable.............      305,587     (520,182)      205,331       330,075
    Other increase
     (decrease)..........      485,458       37,028       (16,500)      505,986
                           -----------  -----------  ------------  ------------
Net cash used in
 operating activities....  $(7,243,649) $(8,288,609) $(11,463,133) $(60,896,487)
                           ===========  ===========  ============  ============

10. Commitments and Contingencies

  The Company has lease commitments associated with the corporate headquarters office space as follows:

                                                   2001  2002  2003  2004  2005
   Corporate headquarters office lease........ $187,987 $ --  $ --  $ --  $ --

  Payments associated with this lease were recorded to rent expense by the Company in the amounts of $203,759, $146,714 and $140,650 for the years ended December 31, 2000, 1999 and 1998 respectively.

                           APEX SILVER MINES LIMITED
                 An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Expressed in United States dollars)


11. Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, receivables, value added tax recoverable, accounts payable, other current liabilities and long-term debt. Except for the value added tax and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments, as measured on December 31, 2000 and 1999, are as follows:

                                           2000                  1999
                                   --------------------- ---------------------
                                    Carrying              Carrying
                                     Amount   Fair Value   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
   Value added tax recoverable.... $5,024,021 $4,283,122 $3,810,460 $2,999,445
   Notes payable..................  1,896,396  1,532,900  3,137,368  2,402,260

  The fair values of the value added tax recoverable and the long-term debt are estimated based on the expected timing of future cash flows.

12. Segment Information

  In 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The Company's sole activity is exploration for and development of silver properties and, consequently, the Company has only one operating segment--mining.

  Substantially all of the Company's long-lived assets are in Bolivia.

13. Quarterly Results of Operations (Unaudited)

The following table summarizes our company's quarterly results of operations for the years ended December 31, 2000 and 1999:

                                      First      Second     Third      Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------- ---------- ---------- ----------
2000
----
Interest and other income.........  $1,734,862 $1,421,052 $1,382,814 $1,113,282
Net loss for the period...........     723,296  1,888,071  2,148,069  2,641,093
Net loss per Ordinary Share--basic
 and diluted......................  $     0.02 $     0.05 $     0.06 $     0.08
1999
----
Interest and other income.........  $  255,239 $  233,348 $   87,698 $  537,262
Net loss for the period...........   2,439,552  2,087,444  2,230,055  1,221,981
Net loss per Ordinary Share--basic
 and diluted......................  $     0.09 $     0.08 $     0.08 $     0.04