Form 10-K/A
period 2000-12-31
APEX SILVER MINES LTD
filed 2001-04-10
CIK 1011509

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 (the "Report") is being filed solely to make the following amendments to the signature page and to Item 8.

  SIGNATURE PAGE: The signature page has been amended to reflect the signatures of three additional directors.

  ITEM 8: In Note 9 to the Financial Statements, "Cash Flow Information," the line "Stock option compensation expense" and its associated values, which were inadvertently omitted in the initial filing, have been added to the table.

  Other minor typographical and grammatical changes have been made to Item 8.

  This Form 10-K/A constitutes Amendment No. 1 to the Report.


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

              Signature                          Title                   Date
              ---------                          -----                   ----

/s/ Thomas S. Kaplan                   Director                     March 26, 2001
______________________________________
Thomas S. Kaplan

/s/ Harry M. Conger                    Director                     March 26, 2001
______________________________________
Harry M. Conger

/s/ Eduardo S. Elsztain                Director                     March 26, 2001
______________________________________
Eduardo S. Elsztain

/s/ David Sean Hanna                   Director                     March 26, 2001
______________________________________
David Sean Hanna

/s/ Ove Hoegh                          Director                     March 26, 2001
______________________________________
Ove Hoegh

/s/ Keith R. Hulley                    Director                     March 26, 2001
______________________________________
Keith R. Hulley

/s/ Kevin R. Morano                    Director                     March 26, 2001
______________________________________
Kevin R. Morano

/s/ Paul Soros                         Director                     March 26, 2001
______________________________________
Paul Soros

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
Shareholders' equity
  Ordinary Shares, $.01 par value, 75,000,000
   shares authorized; 34,486,629 and 34,466,168
   shares issued and outstanding, respectively
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
  Net cash used in
   operating activities
   (Note 9)............. $ (7,243,649) $ (8,288,609) $(11,463,133) $(60,896,487)
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

  c. On December 1, 1997, the Company closed its initial public offering of Ordinary Shares. The Company sold 5,000,000 Ordinary Shares at a price of $11 per share on the American Stock Exchange under the symbol "SIL". In addition, on December 23, 1997, the underwriters exercised an option to purchase an additional 523,372 Ordinary Shares at the initial price of $11 per share. Net proceeds raised in the offering were approximately $54.8 million. These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 5,523,372 shares of its capital.

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

  The Company engages in limited metals trading activities utilizing puts and calls, and we mark the open positions to market recording the difference in the carrying value to current earnings, in accordance with FAS 133, which will be effective January 1, 2001. During 2000, the Company recorded mark to market gains of approximately $446,000, which is included in interest and other income in the Consolidated Statement of Operations.

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

4. Value Added Tax Recoverable

  The Company has recorded value added tax ("VAT") paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. The VAT paid in Mexico is related to exploration activities and is recoverable upon application to the tax authorities. The Company received VAT refunds relating to VAT paid in Mexico through 1998. Applications for refund of the remaining VAT paid in Mexico through 2000 have been filed and payment is expected in due course. At December 31, 2000, the recoverable VAT recorded for Bolivia and Mexico is $4,731,003 and $293,018, respectively.

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

    San Cristobal Foundation--In 1999 the Company executed a note agreement with the San Cristobal Foundation for $2 million payable by the end of 2005. Payments in the amount of $47,261 and $200,000 were made on the note during 2000 and 1999 respectively.

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

  A summary of the Company's stock options at December 31, 2000, 1999 and 1998 and changes during those years is presented in the following table:

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Expressed in United States dollars)


9. Cash Flow Information

  A reconciliation of net earnings to cash from operations is as follows:

                                                                     For the
                                                                      period
                                                                   December 22,
                                                                       1994
                                                                   (inception)
                           Year ended   Year ended    Year ended     through
                            December     December    December 31,  December 31,
                            31, 2000     31, 1999        1998          2000
                           -----------  -----------  ------------  ------------
Cash flows from operating
 activities:
  Net loss...............  $(7,400,529) $(7,979,032) $(11,029,570) $(55,191,752)
  Adjustments to
   reconcile net loss to
   net cash used in
   operating activities:
    Amortization and
     depreciation........      235,749      232,987       169,116       901,264
    Minority interest in
     loss of consolidated
     subsidiary..........          --           --            --     (4,558,886)
    Stock option
     compensation
     expense.............      468,451      100,589           --        985,602
    Shares issued in
     consideration for
     services............          --           --            --      1,524,545
  Changes in operating
   assets and
   liabilities:
    (Increase) decrease
     in accrued interest
     receivable..........     (153,140)      65,213       (23,920)     (214,259)
    (Increase) decrease
     in prepaid expenses
     and other assets....      (13,021)     896,137      (229,572)     (314,506)
    Increase in value
     added tax
     recoverable.........   (1,213,561)  (1,084,657)   (1,374,799)   (5,024,021)
    (Increase) decrease
     in amounts due from
     affiliates..........          --           --        722,717           --
    Increase (decrease)
     in accrued salaries,
     wages & benefits....       41,357      (36,692)      114,064       159,465
    Increase (decrease)
     in accounts
     payable.............      305,587     (520,182)      205,331       330,075
    Other increase
     (decrease)..........      485,458       37,028       (16,500)      505,986
                           -----------  -----------  ------------  ------------
Net cash used in
 operating activities....  $(7,243,649) $(8,288,609) $(11,463,133) $(60,896,487)
                           ===========  ===========  ============  ============

10. Commitments and Contingencies

  The Company has lease commitments associated with the corporate headquarters office space as follows:

                                                2001   2002  2003  2004  2005
                                              -------- ----- ----- ----- -----
   Corporate headquarters office lease....... $187,987 $ --  $ --  $ --  $ --

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

13. Quarterly Results of Operations (Unaudited)

  The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2000 and 1999:

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 6, 2001 on its behalf by the undersigned, thereunder duly authorized.

                                          Apex Silver Mines Limited
                                          Registrant

                                                /s/ Keith R. Hulley
                                          By___________________________________
                                                Keith R. Hulley
                                                Director