Form 10-Q
period 2001-03-31
APEX SILVER MINES LTD
filed 2001-05-14
CIK 1011509

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES      X      NO   _______
                                           ---------


AT MAY 9, 2001, 34,521,629 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           APEX SILVER MINES LIMITED
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

     ITEM 1.  FINANCIAL STATEMENTS........................................... 3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................ 7

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK AND HEDGING ACTIVITIES............................. 9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS..............................................10

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10

     ITEM 5.  OTHER INFORMATION..............................................10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................10


SIGNATURES...................................................................11

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States dollars)
                                  (Unaudited)

                                                               March 31,             December 31,
                                                                 2001                    2000
                                                           ------------------      ------------------
                        Assets
Current assets
    Cash and cash equivalents                                   $ 54,357,187            $ 61,103,263
    Prepaid expenses and other assets                                386,233                 442,023
                                                           ------------------      ------------------
      Total current assets                                        54,743,420              61,545,286

Property, plant and equipment (net)                               82,537,415              77,351,505
Value added tax recoverable                                        5,113,559               5,024,021
Other non-current assets                                             111,033                 132,739
                                                           ------------------      ------------------
      Total assets                                             $ 142,505,427           $ 144,053,551
                                                           ==================      ==================

         Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and other accrued liabilities               $ 2,692,512             $ 2,557,529
    Current portion of notes payable                               1,619,512               1,703,712
                                                           ------------------      ------------------
      Total current liabilities                                    4,312,024               4,261,241

Notes payable                                                      1,859,330               1,896,396
Commitments and contingencies (Note 5)                                --                      --
Shareholders' equity
    Ordinary shares, $.01 par value, 75,000,000 shares
      authorized; 34,521,629 and 34,486,629, shares
      issued and outstanding for respective periods                  345,216                 344,866
    Contributed surplus                                          193,052,202             192,742,800
    Accumulated deficit                                          (57,063,345)            (55,191,752)
                                                           ------------------      ------------------
      Total shareholders' equity                                 136,334,073             137,895,914
                                                           ------------------      ------------------
      Total liabilities and shareholders' equity               $ 142,505,427           $ 144,053,551
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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Expressed in United States dollars)
                                  (Unaudited)



                                                   Three Months Ended               December 22,
                                                      March 31,                   1994 (inception)
                                          -------------------------------------      through
                                               2001                2000            March 31, 2001
                                          -------------------------------------  --------------------
Income
   Interest and other income                 $    744,957          $ 1,734,862         $  11,968,654
                                          ----------------  -------------------  --------------------
     Total income                                 744,957            1,734,862            11,968,654
                                          ----------------  -------------------  --------------------
Expenses
   Exploration                                  1,091,380            1,042,338            53,699,020
   Administrative                               1,468,338            1,362,597            18,933,769
   Amortization and depreciation                   56,830               53,223               958,094
                                          ----------------  -------------------  --------------------
     Total expenses                             2,616,548            2,458,158            73,590,883
                                          ----------------  -------------------  --------------------
     Loss before minority interest             (1,871,591)            (723,296)          (61,622,229)
   Minority interest in loss of
     consolidated subsidiary                            -                    -             4,558,886
                                          ----------------  -------------------  --------------------
     Net loss for the period                 $ (1,871,591)         $  (723,296)        $ (57,063,343)
                                          ----------------  -------------------  --------------------
Net loss per Ordinary Share - basic
     and diluted(1)                          $      (0.05)         $     (0.02)        $       (2.35)
                                          ================  ===================  ====================
Weighted average Ordinary Shares
     outstanding                               34,521,629           34,471,268            24,317,681
                                          ================  ===================  ====================


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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States dollars)
                                  (Unaudited)


                                                                   Three Months Ended                December 22,
                                                                         March 31,                 1994 (inception)
                                                          -------------------------------------        through
                                                                2001                2000            March 31, 2001
                                                          -------------------------------------   -------------------
Cash flows from operating activities:
      Net cash used in operating activities                    $ (1,382,731)      $ (2,597,650)        $ (62,279,218)
                                                          ------------------  -----------------   -------------------
Cash flows from investing activities:
    Purchases of property, plant and equipment                   (5,242,079)        (3,915,200)          (74,002,430)
                                                          ------------------  -----------------   -------------------
      Net cash used in investing activities                      (5,242,079)        (3,915,200)          (74,002,430)
Cash flows from financing activities:
    Payments of notes payable                                      (121,266)           (97,673)           (1,261,158)
    Net proceeds from issuance of Ordinary Shares                         -                  -           191,761,070
    Proceeds from exercise of stock options                               -                  -               421,879
    Deferred organization costs                                           -                  -              (282,956)
                                                          ------------------  -----------------   -------------------
      Net cash from (used in) financing activities                 (121,266)           (97,673)          190,638,835
                                                          ------------------  -----------------   -------------------
Net decrease in cash and cash equivalents                        (6,746,076)        (6,610,523)           54,357,187
Cash and cash equivalents - beginning of period                  61,103,263         96,296,577                     -
                                                          ------------------  -----------------   -------------------
Cash and cash equivalents - end of period                      $ 54,357,187       $ 89,686,054         $  54,357,187
                                                          ==================  =================   ===================


Supplemental disclosure of non-cash transactions:
    Capitalization of depreciation expense
      related to San Cristobal Project                         $     39,839       $     62,908
    Stock issued as compensation                               $          -       $     55,463
    Stock issued for mineral property option                   $    309,752       $          -

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

                           APEX SILVER MINES LIMITED
                  An Exploration and Development Stage Company

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)

1.  Basis of Preparation of Financial Statements

    These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as such omissions do not render the financial statements misleading. Certain prior year balances have been reclassified to conform to the classifications being presented at March 31, 2001.

    In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2000 Annual Report on Form 10-K.

2.  New Accounting Standards

    Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company engages in limited metals trading activities utilizing puts and calls and related instruments. Historically, the Company has marked open positions to market, recording the difference in the carrying value to current earnings, accordingly, adoption of SFAS 133 at January 1, 2001, has no affect on the Company's financial position or results of operations. During the first quarter of 2001, the Company recorded a mark to market loss of approximately $74,000, which is included in interest and other income in the Consolidated Statements of Operations. Inception to date, the metals trading activities has generated a mark to market gain of approximately $458,000.

3.  Value Added Tax Recoverable

    The Company has recorded value added tax ("VAT") paid by its wholly owned subsidiaries, ASC Bolivia and Cordilleras Mexico, as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico has received refunds for VAT taxes paid through 1998. Applications for refund of the remaining VAT continue to be filed and the remaining refunds are expected to be received. At March 31, 2001, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $4,783,071 and $330,488, respectively.

4.   Property, Plant and Equipment

     The components of property, plant and equipment were as follows:

                                                   March 31,            December 31,
                                                     2001                   2000
                                                  -----------            -----------
  Mineral properties..................            $77,967,454            $72,819,859
  Buildings...........................              1,040,642              1,166,868
  Mining equipment....................              3,579,100              3,317,827
  Other furniture and equipment.......                805,225                805,289
                                                  -----------            -----------
                                                   83,392,421             78,109,843
  Less: Accumulated depreciation......               (855,006)              (758,338)
                                                  -----------            -----------
                                                  $82,537,415            $77,351,505
                                                  ===========            ===========

5.  Commitments and Contingencies

    The Company had outstanding letters of credit in the aggregate amount of approximately $369,000 at both March 31, 2001 and December 31, 2000. The letters of credit are associated with infrastructure development at the San Cristobal Project.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited for the three months ended March 31, 2001 and 2000 and changes in our financial condition from December 31, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our 2000 Annual Report on Form 10-K.

    Apex Limited is a mining exploration and development company that holds a portfolio of silver and base metal exploration and development properties primarily in South America, Mexico and Central America. None of these properties are in production and, consequently, we have no current operating income or cash flow. Our primary source of income since inception has been interest income. Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

    Apex Limited is incorporated in the Cayman Islands and does not conduct any business that currently generates U.S. taxable income. There is currently no corporate taxation imposed by the Cayman Islands. If any form of taxation were to be enacted in the Cayman Islands, we have been granted exemption until January 16, 2015. Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. federal, state and local income taxes. Other than the management services company, our company does not pay income tax in the U.S.

Results of Operations - Three Months Ended March 31, 2001

    Interest and other income. Interest and other income for the first quarter of 2001 is $0.7 million, as compared to $1.7 million for the first quarter of 2000. The decrease in interest and other income for the first quarter of 2001 is primarily the result of lower cash balances during 2001, compared to cash balances during the same period of 2000.

    Exploration. Exploration expense is $1.1 million for the first quarter of 2001, which is comparable to $1.0 million for the first quarter of 2000. The 2001 expense includes the $0.3 million market value of ordinary shares issued to acquire a 40% interest in the El Zapote property in El Salvador.

    Administrative. Administrative expenses are $1.5 million for the first quarter of 2001, compared to $1.4 million for the first quarter of 2000. The 2001 administrative expenses are slightly higher as the result of the increase, in the second quarter of 2000, in monthly advisory fees related to San Cristobal Project financing.

Liquidity and Capital Resources

    As of March 31, 2001, we had cash and cash equivalents of $54.4 million, compared to $61.1 million at December 31, 2000. The decrease is the result of $1.4 million used in operations, including $1.1 million spent on exploration, $5.2 million invested in property, plant and equipment primarily related to the development of the San Cristobal Project, and a $0.1 million reduction of debt.

    We expect that during the second quarter of 2001, we will have completed the major pre-development expenditures on the San Cristobal Project. At this point, pending opportunities in financial and metals markets, we expect to reduce our expenditures significantly while continuing to advance the project. We currently estimate that project spending for the year 2001, including allocated administrative costs, will not exceed $12 million. Expenditures will be funded from existing cash balances and interest income.

    We will require significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that we will be able to obtain the required financing on attractive terms, or at all.

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

 .   the availability of experienced employees; and

 .   the factors discussed under "Risk Factors" in the Company's Form 10-K dated
    December 31, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

    Currently our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relative low exposure to currency fluctuations. Because we conduct our activities largely in several foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

     We expect that we will be required to hedge some portion of our planned production in advance in order to complete the financing necessary to develop San Cristobal. In addition, when we bring San Cristobal into production and begin to derive revenue from the production, sale and exchange of metals, we may utilize various price-hedging techniques to lock in forward delivery prices on a portion of our production. We would expect to balance the use of price-hedging techniques to mitigate some of the risks associated with fluctuations in the prices of the metals produced, while allowing us to take advantage of rising metal prices should they occur.

     Our company is engaged in limited metals trading activities utilizing puts and calls and related instruments in a manner similar to anticipated lender requirements. During the first quarter of 2001, we recorded a mark to market loss of approximately $74,000, and from inception to date, a mark to market gain of approximately $458,000 has been recorded from these activities. As we continue to mark our open positions to market, in accordance with SFAS 133, we expect to record minor fluctuations in mark to market gains and losses resulting from our trading activities, when activity increases to meet lender requirements, fluctuations in mark to market gains and losses from trading activities may increase substantially. Such fluctuations in gains and losses do not affect our cash flows. There can be no assurance that we will always benefit from the use of these techniques.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  APEX SILVER MINES LIMITED
                                  (Registrant)



Date:  May 14, 2001               By:  /s/  Thomas S. Kaplan
                                       ----------------------------
                                       Thomas S. Kaplan
                                       Chairman, Board of Directors