Form 10-Q
period 2001-06-30
APEX SILVER MINES LTD
filed 2001-08-14
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	NOT APPLICABLE (I.R.S. EMPLOYER IDENTIFICATION NO.)
CALEDONIAN HOUSE 69 JENNETTE STREET GEORGETOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	NOT APPLICABLE (ZIP CODE)

(345) 949-0050
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: Yes /x/  No / /

    AT AUGUST 10, 2001, 34,667,623 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2001

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	June 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$47,656,056	$61,103,263
Prepaid expenses and other assets	313,219	442,023

Total current assets	47,969,275	61,545,286
Property, plant and equipment (net)	86,236,951	77,351,505
Value added tax recoverable	5,208,641	5,024,021
Other non-current assets	203,412	132,739

Total assets	$139,618,279	$144,053,551

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$1,739,760	$2,557,529
Current portion of notes payable	687,612	1,703,712

Total current liabilities	2,427,372	4,261,241
Notes payable	1,823,330	1,896,396
Commitments and contingencies (Note 5)	—	—
Shareholders' equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 34,661,254 and 34,486,629, shares issued and outstanding for respective periods	346,612	344,866
Contributed surplus	194,615,826	192,742,800
Accumulated deficit	(59,594,861)	(55,191,752)

Total shareholders' equity	135,367,577	137,895,914

Total liabilities and shareholders' equity	$139,618,279	$144,053,551

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period December 22, 1994 (inception) through June 30, 2001
	2001	2000	2001	2000
Income
Interest and other income	$502,506	$1,421,052	$1,247,463	$3,155,914	$12,471,160

Total income	502,506	1,421,052	1,247,463	3,155,914	12,471,160

Expenses
Exploration	842,173	1,245,841	1,933,553	2,288,179	54,541,193
Administrative	2,172,979	2,005,371	3,641,317	3,367,968	21,106,748
Amortization and depreciation	18,870	57,911	75,700	111,136	976,964

Total expenses	3,034,022	3,309,123	5,650,570	5,767,283	76,624,905

Loss before minority interest	(2,531,516)	(1,888,071)	(4,403,107)	(2,611,369)	(64,153,745)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886

Net loss for the period	$(2,531,516)	$(1,888,071)	$(4,403,107)	$(2,611,369)	$(59,594,859)

Net loss per Ordinary Share—basic and diluted(1)	$(0.07)	$(0.05)	$(0.13)	$(0.08)	$(2.41)

Weighted average Ordinary Shares outstanding	34,568,170	34,471,268	34,512,847	34,471,268	24,710,270

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,		For the Period December 22, 1994 (inception) through June 30, 2001
	2001	2000
Cash flows from operating activities:
Net cash used in operating activities	$(4,436,475)	$(4,485,040)	$(65,332,962)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,961,146)	(11,779,020)	(77,721,497)

Net cash used in investing activities	(8,961,146)	(11,779,020)	(77,721,497)
Cash flows from financing activities:
Payments of notes payable	(313,086)	(236,946)	(1,452,978)
Net proceeds from issuance of Ordinary Shares	—	—	191,761,070
Proceeds from exercise of stock options	263,500	—	685,379
Deferred organization costs	—	—	(282,956)

Net cash from (used in) financing activities	(49,586)	(236,946)	190,710,515

Net decrease in cash and cash equivalents	(13,447,207)	(16,501,006)	47,656,056
Cash and cash equivalents—beginning of period	61,103,263	96,296,577	—

Cash and cash equivalents—end of period	$47,656,056	$79,795,571	$47,656,056

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$155,512	$80,277
Stock issued as compensation	$—	$55,463
Stock issued for mineral property option	$309,752	$—
Stock issued for payment of note payable	$775,373	$—
Stock issued as compensation to consultants	$525,440	$—

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

2. New Accounting Standards

    Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company engages in limited metals trading activities utilizing puts and calls and related instruments. Historically the Company has marked open positions to market, recording the difference in the carrying value to current earnings; accordingly, adoption of SFAS 133 at January 1, 2001, has no effect on the Company's financial position or results of operations. The Company recorded mark to market losses of approximately $89,000 and $163,000 for the quarter and six-month periods ended June 30, 2001, respectively, which are included in interest and other income in the Consolidated Statements of Operations. Inception to date, the metals trading activities have generated a mark to market gain of approximately $369,000.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings or financial position.

3. Value Added Tax Recoverable

    The Company has recorded value added tax ("VAT") paid by its wholly owned subsidiaries, ASC Bolivia and Cordilleras Mexico, as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico has received refunds for VAT taxes paid through 1998. Applications for refund of the remaining VAT continue to be filed and the remaining refunds are expected to be received. At June 30, 2001, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $4,829,771 and $378,870, respectively.

4. Property, Plant and Equipment

    The components of property, plant and equipment were as follows:

	June 30, 2001	December 31, 2000
Mineral properties	$81,854,350	$72,819,859
Buildings	1,408,242	1,166,868
Mining equipment	3,173,110	3,317,827
Other furniture and equipment	805,411	805,289

	87,241,113	78,109,843
Less: Accumulated depreciation	(1,004,162)	(758,338)

	$86,236,951	$77,351,505

5. Notes Payable

    During June 2001 the Company issued 70,875 shares of its common stock and recorded a $56,700 liability, to be paid in cash, as payment in full of a $900,000 note due to Barex. The note was entered into in December 1997, in connection with the purchase of the Toldos property in the San Cristobal area.

6. Commitments and Contingencies

    The Company had outstanding letters of credit in the aggregate amount of $410,000 at June 30, 2001. The letters of credit are associated with infrastructure development at the San Cristobal Project.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited for the three month and six month periods ended June 30, 2001 and changes in our financial condition from December 31, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2000.

    Apex Limited is a mining exploration and development company that holds a portfolio of silver and base metal exploration and development properties primarily in South America, Mexico and Central America. The composition and size of our exploration portfolio changes from time to time as we acquire new exploration properties with mineral potential and release exploration properties that have no further interest to us. None of the properties are in production and, consequently, we have no current operating income or cash flow. Our primary source of income since inception has been interest income. Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

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

Results of Operations—Three Months Ended June 30, 2001

    Interest and other income.  Interest and other income for the second quarter of 2001 is $0.5 million, as compared to $1.4 million for the second quarter of 2000. The decrease in interest and other income for the second quarter of 2001 is primarily the result of lower cash balances and lower interest rates during 2001, compared to cash balances and interest rates during the same period of 2000. In addition we recorded a $0.1 million mark to market loss related to our metals trading program during the second quarter of 2001 compared to a $0.1 gain for the same period in 2000.

    Exploration.  Exploration expense is $0.8 million for the second quarter of 2001, compared to $1.2 million for the second quarter of 2000. The decrease in exploration expense for 2001 is the result of reduced exploration activity as we continue to conserve our cash position and concentrate resources on the San Cristobal property.

    Administrative.  Administrative expenses are $2.2 million for the second quarter of 2001, compared to $2.0 million for the second quarter of 2000. The 2001 increase in administrative expenses is primarily the result of stock grants and options awarded to certain consultants and advisors, in lieu of cash, for their services. The options and grants were valued at $0.5 million and were recorded to administrative expenses during the period, compared to 2000 where monthly cash payments were recorded over a twelve-month period. The 2000 expenses were partially offset by a reduction in administrative spending as we continue to conserve our cash position.

Results of Operations—Six Months Ended June 30, 2001

    Interest and other income.  Interest and other income for the first six months of 2001 is $1.2 million, as compared to $3.2 million for the same period of 2000. The decrease in interest and other income for the first six months of 2001 is primarily the result of lower cash balances and lower interest rates during 2001, compared to cash balances and interest rates during the same period of 2000. In addition we recorded a $0.2 million mark to market loss related to our metals trading program during the first six months of 2001 compared to a $0.3 gain for the same period in 2000.

    Exploration.  Exploration expense is $1.9 million for the first six months of 2001, compared to $2.3 million for the same period of 2000. The decrease in exploration expense for 2001 is the result of reduced exploration activity as we continue to conserve our cash position and concentrate resources on the San Cristobal property.

    Administrative.  Administrative expenses are $3.6 million for the first six months of 2001, compared to $3.4 million for the second quarter of 2000. The 2001 increase in administrative expenses is primarily the result of stock grants and options awarded to certain consultants and advisors, in lieu of cash, for their services. The options and grants were valued at $0.5 million and were recorded to administrative expenses during the period, compared to 2000 where monthly cash payments were recorded over a twelve-month period. The 2000 expenses were partially offset by a reduction in administrative spending as we continue to conserve our cash position.

Liquidity and Capital Resources

    As of June 30, 2001, we had cash and cash equivalents of $47.7 million, compared to $61.1 million at December 31, 2000. The decrease is the result of $9.0 million invested in property, plant and equipment primarily related to the development of the San Cristobal Project, $4.4 million used in operations, including $1.9 million spent on exploration and a $0.3 million reduction of debt all partially offset by $0.3 million in proceeds from stock options exercised.

    Major pre-construction expenditures on the San Cristobal Project were substantially completed during the second quarter of 2001. From this point forward, pending opportunities in financial and metals markets, we expect to reduce our expenditures significantly while continuing to advance the project. Operations and project spending for the remainder of the year, including allocations, are expected to be approximately $4 million, net of interest and other income, and these annualized expenditures are expected to be reduced even further in the coming year. These expenditures will be funded from existing cash balances and interest income.

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

  •
  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

  •
  volatility in market prices for silver, zinc and lead;

  •
  financial market conditions, and the availability of financing on terms acceptable to our company;

  •
  uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of estimates in early stages of mine development;

  •
  variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

  •
  geological, technical, permitting, mining and processing problems;

  •
  the availability and timing of acceptable arrangements for power, transportation, water and smelting;

  •
  the availability, terms, conditions and timing of required government approvals;

  •
  uncertainties regarding future changes in tax legislation or implementation of existing tax legislation;

  •
  variations in smelting operations and capacity;

  •
  the availability of experienced employees; and

  •
  the factors discussed under "Risk Factors" in the Our Form 10-K for the period ended December 31, 2000.

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

    Our company is engaged in limited metals trading activities utilizing puts and calls and related instruments in a manner similar to anticipated lender requirements. We recorded mark to market losses from these activities of approximately $89,000 and $163,000 for the quarter and six-month periods ended June 30, 2001, respectively. Inception to date, a mark to market gain of approximately $369,000 has been recorded. As we continue to mark our open positions to market, in accordance with SFAS 133, we expect to record minor fluctuations in mark to market gains and losses resulting from our trading activities. When activity increases to meet lender requirements, fluctuations in mark to market gains and losses from trading activities may increase substantially. Such fluctuations in mark to market gains and losses do not affect our cash flows. There can be no assurance that we will always benefit from the use of these techniques.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders was held on May 31, 2001. At the meeting the following directors were elected until 2004:

	Number of Common Shares Voted
Director
	Affirmative	Negative
Harry M. Conger	27,749,484	13,800
Charles B. Smith	27,749,484	13,800

    The directors continuing in office until 2002 or 2003 are Eduardo S. Elsztain, David Sean Hanna, Ove Hoegh, Keith R. Hulley, Thomas S. Kaplan, Kevin R. Morano and Paul Soros.

    The shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as the independent accountants for 2001 fiscal year with an affirmative vote of 27,745,264 Common Shares, with 11,610 Common Shares voting against and 6,410 Common Shares abstaining.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED (Registrant)
Date: August 14, 2001	By:	/s/ THOMAS S. KAPLAN Thomas S. Kaplan Chairman, Board of Directors

QuickLinks

INDEX
PART I: FINANCIAL INFORMATION
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
  Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES