Form 10-Q
period 2001-09-30
APEX SILVER MINES LTD
filed 2001-11-09
CIK 1011509

Use these links to rapidly review the document
APEX SILVER MINES LIMITED FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2001 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

    AT NOVEMBER 8, 2001, 34,728,759 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	September 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$44,786,851	$61,103,263
Prepaid expenses and other assets	220,767	442,023

Total current assets	45,007,618	61,545,286
Property, plant and equipment (net)	87,617,208	77,351,505
Value added tax recoverable	5,217,463	5,024,021
Other non-current assets	174,535	132,739

Total assets	$138,016,824	$144,053,551

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$1,504,582	$2,557,529
Current portion of notes payable	532,915	1,703,712

Total current liabilities	2,037,497	4,261,241
Notes payable	1,653,200	1,896,396
Commitments and contingencies (Note 6)	—	—
Shareholders' equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 34,728,759 and 34,486,629, shares issued and outstanding for respective periods	347,288	344,866
Contributed surplus	195,353,982	192,742,800
Accumulated deficit	(61,375,143)	(55,191,752)

Total shareholders' equity	134,326,127	137,895,914

Total liabilities and shareholders' equity	$138,016,824	$144,053,551

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period December 22, 1994 (inception) through Sept. 30, 2001
	2001	2000	2001	2000
Income
Interest and other income	$227,796	$1,382,814	$1,475,259	$4,538,728	$12,698,956

Total income	227,796	1,382,814	1,475,259	4,538,728	12,698,956

Expenses
Exploration	1,069,141	1,463,784	3,002,694	3,751,963	55,610,334
Administrative	910,300	2,000,346	4,551,617	5,368,314	22,017,048
Amortization and depreciation	28,638	66,753	104,338	177,889	1,005,602

Total expenses	2,008,079	3,530,883	7,658,649	9,298,166	78,632,984

Loss before minority interest	(1,780,283)	(2,148,069)	(6,183,390)	(4,759,438)	(65,934,028)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886

Net loss for the period	$(1,780,283)	$(2,148,069)	$(6,183,390)	$(4,759,438)	$(61,375,142)

Net loss per Ordinary Share—basic and diluted(1)	$(0.05)	$(0.06)	$(0.18)	$(0.14)	$(2.45)

Weighted average Ordinary Shares outstanding	34,704,338	34,471,268	34,567,357	34,471,268	25,078,931

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,		For the Period December 22, 1994 (inception) through September 30, 2001
	2001	2000
Cash flows from operating activities:
Net cash used in operating activities	$(5,710,704)	$(5,369,138)	$(66,607,191)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,426,791)	(19,835,054)	(79,187,142)

Net cash used in investing activities	(10,426,791)	(19,835,054)	(79,187,142)
Cash flows from financing activities:
Payments of notes payable	(504,913)	(472,527)	(1,644,805)
Net proceeds from issuance of Ordinary Shares	—	—	191,761,070
Proceeds from exercise of stock options	325,996	—	747,875
Deferred organization costs	—	—	(282,956)

Net cash from (used in) financing activities	(178,917)	(472,527)	190,581,184

Net decrease in cash and cash equivalents	(16,316,412)	(25,676,719)	44,786,851
Cash and cash equivalents—beginning of period	61,103,263	96,296,577	—

Cash and cash equivalents—end of period	$44,786,851	$70,619,858	$44,786,851

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$269,873	$143,496
Stock issued as compensation	$—	$55,463
Stock issued for mineral property options	$906,754	$—
Stock issued for partial payment of note payable	$775,373	$—
Stock issued as compensation to consultants	$525,440	$—

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

2. New Accounting Standards

    Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company engages in limited metals trading activities utilizing puts and calls and related instruments. Historically the Company has marked open positions to market, recording the difference in the carrying value to current earnings; accordingly, adoption of SFAS 133 at January 1, 2001, has no effect on the Company's financial position or results of operations. See note 7.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings or financial position but does not believe it will be material based on our current mine plan and understanding of the standard.

3. Value Added Tax Recoverable

    The Company has recorded value added tax ("VAT") paid by its wholly owned subsidiaries, ASC Bolivia and Cordilleras Mexico, as recoverable assets. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid by Cordilleras Mexico is related to exploration activities and is recoverable upon application to the tax authorities. Cordilleras Mexico has received refunds for VAT taxes paid through 1998. Applications for refund of the remaining VAT continue to be filed and the remaining refunds are expected to be received. At September 30, 2001, the recoverable VAT recorded by ASC Bolivia and Cordilleras Mexico is $4,854,482 and $362,981, respectively.

4. Property, Plant and Equipment

    The components of property, plant and equipment were as follows:

	September 30, 2001	December 31, 2000
Mineral properties	$83,433,630	$72,819,859
Buildings	1,371,594	1,166,868
Mining equipment	3,122,076	3,317,827
Other furniture and equipment	817,427	805,289

	88,744,727	78,109,843
Less: Accumulated depreciation	(1,127,519)	(758,338)

	$87,617,208	$77,351,505

5. Notes Payable

    During June and July 2001 the Company issued 70,875 shares of its common stock and paid $56,700 in cash, as payment in full of a $900,000 note due to Barex. The note was entered into in December 1997, in connection with the purchase of the Toldos property in the San Cristobal area.

6. Commitments and Contingencies

    The Company had outstanding letters of credit in the aggregate amount of $610,000 at September 30, 2001. The letters of credit are associated with infrastructure development at the San Cristobal Project.

7. Interest and Other Income

    For the three months ending September 30, 2001, interest and other income consist of interest of $489,423 and other income of $82,396 reduced by a mark-to-market loss on metals trading activities of $344,023. For the three months ended September 30, 2000, interest and other income consisted of interest of $1,246,992, other income of $35,520 and a mark-to-market gain on metals trading of $100,302.

    For the nine months ending September 30, 2001, interest and other income consist of interest of $1,882,890 and other income of $99,640 reduced by a mark-to-market loss on metals trading of $507,271. For the nine months ended September 30, 2000, interest and other income consisted of interest of $4,046,009, other income of $54,852 and a mark-to-market gain on metals trading of $437,867.

    The Company marks its metals trading open positions to market, recording the associated gain or loss to current earnings, according to SFAS 133. Program inception to date, the metals trading activities have generated a mark to market gain of approximately $25,000.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited for the three month and nine month periods ended September 30, 2001 and changes in our financial condition from December 31, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2000.

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

Results of Operations—Three Months Ended September 30, 2001

    Interest and other income.  Interest and other income for the third quarter of 2001 is $0.2 million, as compared to $1.4 million for the third quarter of 2000. The decrease in interest and other income for the third quarter of 2001 is primarily the result of lower cash balances and lower interest rates during 2001, compared to cash balances and interest rates during the same period of 2000. In addition we recorded a $0.3 million mark to market loss related to our metals trading program during the third quarter of 2001 compared to a $0.1 million gain for the same period in 2000. The mark to market gains and loses have not affected our cash flows.

    Exploration.  Exploration expense is $1.1 million compared to $1.5 million for the third quarter of 2000. The 2001 expenses include the $0.6 million value of stock issued to acquire and renew mineral options on two exploration properties. The decrease in exploration expense for 2001 is the result of reduced exploration activity as we continue to conserve our cash position and concentrate resources on the San Cristobal property.

    Administrative.  Administrative expenses are $0.9 million for the third quarter of 2001, compared to $2.0 million for the third quarter of 2000. The 2001 decrease in administrative expenses is primarily the result of a reduction in administrative spending as we continue to conserve our cash position.

Results of Operations—Nine Months Ended September 30, 2001

    Interest and other income.  Interest and other income for the first nine months of 2001 is $1.5 million, as compared to $4.5 million for the same period of 2000. The decrease in interest and other income for the first nine months of 2001 is primarily the result of lower cash balances and lower interest rates during 2001, compared to cash balances and interest rates during the same period of 2000. In addition we recorded a $0.5 million mark to market loss related to our metals trading program during the first nine months of 2001 compared to a $0.4 million gain for the same period in 2000. The mark to market gains and loses have not affected our cash flows.

    Exploration.  Exploration expense is $3.0 million compared to $3.8 million for the same period of 2000. The 2001 expenses include the $0.9 million value of stock issued to acquire and renew mineral options on three exploration properties. The decrease in exploration expense for 2001 is the result of reduced exploration activity as we continue to conserve our cash position and concentrate resources on the San Cristobal property.

    Administrative.  Administrative expenses are $4.6 million for the first nine months of 2001 compared to $5.4 million for the same period of 2000. The 2001 expenses include the $0.5 million value of stock grants and options awarded to certain consultants and advisors in lieu of cash for their services. The 2001 decrease in administrative expenses is primarily the result of a reduction in administrative spending as we continue to conserve our cash position.

Liquidity and Capital Resources

    As of September 30, 2001, we had cash and cash equivalents of $44.8 million, compared to $61.1 million at December 31, 2000. The decrease is the result of $10.4 million invested in property, plant and equipment primarily related to the development of the San Cristobal Project, $5.7 million used in operations, including $2.1 million spent on exploration and a $0.5 million reduction of debt, all partially offset by $0.3 million in proceeds from stock options exercised.

    Major pre-construction expenditures on the San Cristobal Project were substantially completed during the second quarter of 2001. Pending opportunities in financial and metals markets, we expect to reduce our expenditures significantly while continuing to advance the project. Operations and project spending for the remainder of the year, including allocations, are expected to be approximately $2 million, net of interest and other income, and these annualized expenditures are expected to be reduced even further in the coming year. These expenditures will be funded from existing cash balances and interest and other income.

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

  •
  the availability of experienced employees; and

  •
  the factors discussed under "Risk Factors" in our Form 10-K for the period ended December 31, 2000.

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

    Our company is engaged in limited metals trading activities utilizing puts and calls and related instruments in a manner similar to anticipated lender requirements. We recorded mark to market losses from these activities of approximately $344,000 and $507,000 for the quarter and nine-month periods ended September 30, 2001, respectively. Program inception to date, a mark to market gain of approximately $25,000 has been recorded. As we continue to mark our open positions to market, in accordance with SFAS 133, we expect to record fluctuations in mark to market gains and losses resulting from our trading activities. When activity increases to meet lender requirements, fluctuations in mark to market gains and losses from trading activities may increase substantially. Such fluctuations in mark to market gains and losses do not affect our cash flows. There can be no assurance that we will always benefit from the use of these techniques.

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

APEX SILVER MINES LIMITED (Registrant)
Date: November 9, 2001	By:	/s/ THOMAS S. KAPLAN Thomas S. Kaplan Chairman, Board of Directors