Form 10-K405
period 2001-12-31
APEX SILVER MINES LTD
filed 2002-03-28
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-13627

APEX SILVER MINES LIMITED
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands, British West Indies	Not Applicable
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Caledonian House 69 Jennette Street George Town, Grand Cayman Cayman Islands, British West Indies	Not Applicable
(Address of principal executive office)	(Zip Code)

(345) 949-0050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value Ordinary Shares Subscription Warrants	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $247,000,000 as of March 20, 2002.

        The number of Ordinary Shares outstanding as of March 20, 2002 was 34,884,795.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

        Apex Silver Mines Limited, organized under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver properties in South America, Mexico and Central America. Our company has a large diversified portfolio of privately owned and controlled silver exploration properties. We have rights to or control over 100 silver and other mineral exploration holdings, divided into 17 property groups, located in or near the traditional silver producing regions of Bolivia, Mexico, Peru and El Salvador. Our exploration efforts have produced our first development property, our 100% owned San Cristobal Project located in southern Bolivia. San Cristobal's proven and probable reserves total 240 million tonnes of ore grading 2.0 ounces per tonne of silver, 1.67% zinc and 0.58% lead, containing 470 million ounces of silver, 8.8 billion pounds of zinc and 3.1 billion pounds of lead. None of our properties are in production, and consequently we have no operating income or cash flow.

        As used herein, Apex Limited, our company, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

        All currency references are to United States dollars, unless otherwise indicated.

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

  •
  proceed to develop the San Cristobal Project into a large scale open pit mining operation;

  •
  continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and divesting those properties that are not of continuing interest; and

  •
  identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver or have exploration potential.

SAN CRISTOBAL PROJECT

        Our 100% owned San Cristobal Project is located in the San Cristobal mining district of the Potosi Department in southern Bolivia, a region that has historically produced a significant portion of the world's silver supply. San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the capital city of La Paz. The project is accessible by a gravel road from the international railroad at Rio Grande, approximately 50 kilometers to the north, and from the town of Uyuni, a former railroad maintenance town, approximately 80 kilometers to the northeast. The railroad begins at the Chilean port of Antofagasta, approximately 460 kilometers southwest of San Cristobal, and continues approximately 500 kilometers north to La Paz.

        The San Cristobal property is comprised of certain mining concessions which are part of a large block of concessions covering approximately 460,000 acres which we own or control. Under these mining concessions, our company has the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government.

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

        In September 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. Based on the feasibility study, we anticipate developing a low cost, open pit silver-zinc mine at San Cristobal with a low strip ratio of approximately 1.8:1 (tonnes of waste per tonne of ore), including pre-stripping. Under the study's mine plan, we would mine the deposit at a rate of approximately 40,000 tonnes of ore per day and process the ore by conventional means. We would transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant. The ore would be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate silver-lead and silver-zinc concentrates. We expect to transport the filtered concentrates by road or railroad to a port in Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe.

        In September 2000, our company announced that positive metallurgical and operational improvements occurring subsequent to completion of the San Cristobal feasibility study have further enhanced the project economics. Once commercial production is attained, we believe the operation should produce an annual average of approximately 21 million contained ounces of silver, 478 million contained pounds of zinc and 155 million contained pounds of lead over a mine life of approximately 17 years, with higher production anticipated in the first five years. Based on the geology of San Cristobal, and the drilling, analysis and proven and probable reserves identified to date, we believe that the San Cristobal Project could be extended in life or increased in scale.

        Based on estimated revisions made during 2000 to the September 1999 feasibility study for the San Cristobal project, which assumes contract mining, we forecast capital costs for construction to total approximately $435 million, net of approximately $60 million in expected tax credits, including approximately $25 million which will be recovered against our company's future Bolivian income taxes after commencement of production. We have expended over $81 million in San Cristobal, including approximately $31 million in construction costs, through December 31, 2001. Unless there is an improvement in the metals and capital markets in 2002, we expect to limit project spending during 2002 to approximately $2 million for completion of our transportation, port and power arrangements and payment of holding and permitting costs. When metals markets improve, we expect to complete detailed engineering and incorporate into our feasibility study any changes deriving from our ultimate infrastructure arrangements, which may result in an increase to our forecast construction capital and working capital requirements.

        Since completion of the feasibility study, we have continued negotiations related to key infrastructure items including power for the project and the port facilities. In September 2001, we signed a letter of intent with Nor Oeste Pacifico Generacion de Energia Limitada ("NOPEL") to provide power for San Cristobal, at a price consistent with the feasibility study assumptions. NOPEL is the power generating and transmission subsidiary for the $750 million GasAtacama project, consisting of a natural gas pipeline and a 740-megawatt generating station at Mejillones, Chile. The acquisition of power from NOPEL is our preferred alternative. We are conferring with the various Bolivian government agencies responsible for executing power arrangements involving the import and export of energy. With large natural gas discoveries having taken place in Bolivia since completion of the feasibility study, energy is becoming a fast growing part of the Bolivian economy, and we continue to receive alternative proposals for the usage of domestic electricity. We are also working with the governments of Bolivia and Chile on issues related to transportation of concentrates from the project by road or railroad to the Chilean ports of Tocapilla or Meijillones, respectively. In addition, we continue to advance project permitting and project financing.

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

        Mineralization at the Jayula portion of the San Cristobal orebody is dominated by stockwork consisting of iron oxides, clays, galena, barite, sphalerite, pyrite, tetrahedrite and acanthite. The veins of the stockwork are most abundant in the dacite sill, near its contact with the volcanoclastic sedimentary rocks. At the Tesorera portion of the orebody, mineralization is characterized by galena, sphalerite and acanthite, disseminated in the volcanoclastic sedimentary rocks. This mineralization is most prevalent in the coarser grained beds, usually conglomerates and coarse sandstones. To the extent that ore grade mineralization is confined to the sedimentary beds, the mineral zones are both stratiform and strata-bound, forming tabular bodies.

        Oxidation of the mineralized zone at San Cristobal has occurred to depths averaging 40 to 75 meters and affects approximately 4% of the reserves. In this oxide zone, zinc has been almost completely leached out by groundwater; silver values, however, are locally enhanced due to secondary enrichment processes. In the oxide zone, the dominant minerals are iron oxides, galena, clays, native silver and secondary acanthite.

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

	Proven and Probable Reserves—San Cristobal Project
		Average Grade			Contained Metals (1)
	Tonnes of ore (000s)	Silver Grade (oz./tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore	230,700	1.90	1.73	0.58	430,300	3,990	1,338
Oxide Ore	9,600	4.20	0.10	0.61	39,700	10	58

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

EXPLORATION

        Other than San Cristobal and nearby exploration projects in the San Cristobal district, we have a portfolio of silver properties in Bolivia, Mexico, Peru, El Salvador and Central Asia totaling approximately 538,000 acres which contain potential for silver mineralization or other significant exploration potential. These mineral properties consist of:

  •
  mining concessions which we have acquired, or applied for directly;

  •
  mining concessions which we have leased, typically with an option to purchase; and

  •
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

Location and Distribution of Exploration Properties

Country	Number of Exploration Property Groups	Acreage
Mexico and Central America
Mexico	4	50,000
El Salvador	1	10,000

Subtotal	5	60,000

South America
Bolivia	5	77,000
Peru	6	18,000

Subtotal	11	95,000

Central Asia	1	383,000

Total	17	538,000

        We are continuing to develop the structure of SilEx, which is planned as an independently funded exploration subsidiary focused on silver, gold and precious metal deposits, and polymetallic deposits containing precious metals. We would consolidate in SilEx most of our exploration properties outside the San Cristobal District.

Mexico and Central America

Platosa-Saltillera

        In July 2000, we announced completion of a core drilling program on the approximately 48,000-acre Platosa-Saltillera property, located about 5 kilometers northwest of the town of Bermejillo in Durango State in northern Mexico. The property contains water and is located within approximately 1.5 kilometers of a paved highway, railroad and natural gas and powerlines. We have the right to acquire a 49% interest in the Platosa-Saltillera claim group, consisting of the Platosa claim group of approximately 11,000 acres and the Saltillera claim group of approximately 24,000 acres that adjoins Platosa on the west. We have the right to acquire an additional 2% interest in the Platosa-Saltillera claim group and become the joint venture operator upon completion of a prefeasibility study.

        Twenty-seven diamond drill holes totaling 3,645 meters at Platosa and six diamond drill holes totaling 1,007 meters at Saltillera were drilled through year-end 2000. Drilling at Saltillera has found geologic indications that massive sulfides may exist at depths greater than those drilled; however, because mineralization is shallower at Platosa our exploration efforts have been concentrated there. Three massive sulfide mantos have been identified by drilling at Platosa. Nine holes encountered an average of 4.5 meters of massive and sanded sulfides averaging 49.7 ounces per tonne silver, 28.5% zinc and 16.5% lead in the mineralized zone we refer to as Manto No. 4. Six holes in the mineralized zone referred to as Manto No. 5 averaged 30.1 ounces of silver and 5.1% lead and 3.1% zinc. Manto No. 5 is 1.8 meters thick on average and is located from 10 to 20 meters below Manto No. 4. Two holes intersected Manto No. 6 at a location 100 meters east of Mantos Nos. 4 and 5. Manto No. 6 averages 3.2 meters thick, and our average assay results were 33.1 ounces of silver per tonne, 7.4% lead and 5.7% zinc. Our geologists have used mercury soil gas geochemistry and electro-magnetic geophysical methods to help guide the drilling through thin post-mineral cover. Additional drilling in 2001 by our joint venture partner confirmed the grades and thickness of mineralized deposits.

El Zapote

        We acquired 40% of the 10,200 acre El Zapote mining concession in El Salvador from Intrepid Minerals Corporation in 2001 in exchange for 35,000 of our ordinary shares. We have the right to acquire an additional 20% from Intrepid for an additional 30,000 of our ordinary shares. If we acquire the initial 60% interest in El Zapote, we would have the right to acquire an additional 15% interest by completing a bankable feasibility study for development of a mine on the property. We have identified two primary target areas for limestone replacement deposits, Cerro Colorado III and San Carolina. At Cerro Colorado III, results from 14 core and reverse circulation holes drilled in 1999 and 2000 indicate the potential for an open pittable silver-zinc-lead deposit. Additional drilling at Cerro Colorado III by Intrepid in 2001 was encouraging. At San Carolina, surface sampling and geophysical surveys indicate that a manto type deposit may be present. We plan to continue exploring the area through a combination of mapping, sampling and drilling.

Other Mineral Properties

        Mexico is the largest producer of silver in the world. In addition to the core properties described above, we have holdings in the historic Zacatecas mining district as well as a silver property in Guerrero State.

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

Pulacayo/Paca

        We are evaluating the 11,500 acre Pulacayo/Paca property located in the Potasi Department of Southern Bolivia approximately 140 kilometers northeast of the San Cristobal Project. We own the Paca concessions and have leased the Pulacayo concessions from the Pulacayo Cooperative. We have identified two promising target areas for breccia deposits. We have completed five drill holes and are currently engaged in metallurgical testing of the core.

Other Mineral Properties

        Our holdings, joint ventures and options in Bolivia, other than the Cobrizos property and San Cristobal Project, total approximately 77,000 acres, including the Pulacayo/Paca property in the historic Pulacayo silver mining district. We aggressively seek silver exploration opportunities in Bolivia.

        We have an exploration office in Lima and are actively exploring for silver in Peru, the world's second largest silver producing country. We have acquired the mineral rights to several historic silver districts in the northeastern and southeastern parts of the country. We have also entered into a joint venture on a silver-lead-zinc vein, manto and diatreme prospect located near Cerro de Pasco.

Central Asia

        We are in the process of relinquishing mineral rights to 383,000 acres of exploration properties in Kyrghyzstan.

RISK FACTORS

        Investors in our company should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors:

No Production History—we have not mined any silver or other metals.

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

History of Losses—we expect losses to continue for at least the next three years.

        As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2001, we had an accumulated deficit of $63.3 million. There can be no assurance that we will achieve or sustain profitability in the future.

Potential Inaccuracy of the Reserves and Other Mineralization Estimates.

        Unless otherwise indicated, reserves and other mineralization figures presented in our filings with the Securities and Exchange Commission, press releases and other public statements that may be made from time to time are based on estimates of contained silver and other metals made by independent geologists or our own personnel. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling which may prove to be unreliable. There can be no assurance that:

  •
  these estimates will be accurate;

  •
  reserves and other mineralization figures will be accurate; or

  •
  reserves or mineralization could be mined and processed profitably.

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

San Cristobal Project Risks—the San Cristobal Project is subject to delays in commencement and completion and we may be unable to achieve anticipated production volume or manage cost increases.

        Completion of the development of the San Cristobal Project is subject to various factors, including the availability and timing of acceptable arrangements for financing, power, transportation, construction, contract mining and smelting, or the availability, terms, conditions and timing of required government approvals, including approvals required for the importation of power from a Chilean provider, our preferred alternative. The lack of availability on acceptable terms or the delay in any one or more of these items could delay or prevent the development of San Cristobal. There can be no assurance that:

  •
  the development of the San Cristobal Project will be commenced or completed on a timely basis, if at all;

  •
  the resulting operations will achieve the anticipated production volume; or

  •
  the construction costs and ongoing operating costs associated with the development of the San Cristobal Project will not be higher than anticipated.

        If the actual cost to complete the development of the San Cristobal Project is significantly higher than expected, there can be no assurance that we will have enough funds to cover these costs or that we would be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases or the failure to obtain necessary project financing on acceptable terms to commence or complete the development of the San Cristobal Project on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations and financial condition.

        The successful development of the San Cristobal Project is subject to the other risk factors described herein.

Dependence on a Single Mining Project—our principal asset is the San Cristobal Project.

        We anticipate that the majority, if not all, of our revenues for the next few years and beyond will be derived from the sale of metals mined at the San Cristobal Project. Therefore, if we are unable to complete and successfully mine the San Cristobal Project in a timely manner, our ability to generate revenue and profits would be materially adversely affected.

Management of Growth—our success will depend on our ability to manage our growth.

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

Volatility of Metals Prices—our profitability will be affected by changes in the prices of metals.

        Our profitability and long-term viability depend, in large part, on the market price of silver, zinc, lead and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  •
  global or regional consumption patterns;

  •
  supply of, and demand for, silver, zinc, lead and other metals;

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for our company to predict. Decreases in metals prices have adversely affected, and could in the future adversely affect, our ability to finance the development of the San Cristobal Project and the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that metals prices will improve.

        The following table sets forth (1) the London Silver Market's high and low spot price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound, for the periods indicated.

	Silver		Zinc		Lead
Year
	High	Low	High	Low	High	Low
1994	5.75	4.64	0.54	0.41	0.31	0.15
1995	6.04	4.41	0.55	0.43	0.35	0.24
1996	5.83	4.71	0.50	0.44	0.42	0.30
1997	6.27	4.22	0.60	0.47	0.33	0.23
1998	6.83	4.88	0.52	0.42	0.27	0.22
1999	5.75	4.88	0.56	0.41	0.25	0.21
2000	5.45	4.57	0.58	0.46	0.26	0.18
2001	4.82	4.07	0.48	0.33	0.24	0.20

Hedging and Currency Risks—we may not be successful in hedging against price, currency and interest rate fluctuations and may incur mark to market losses and lose money through our hedging programs.

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

Uncertainty and Cost of Mineral Exploration and Acquisition—the exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Our future growth and profitability will depend, in part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration and development programs. Competition for attractive mineral exploration properties is intense. See "—Competition." Our strategy is to expand our reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non- productive. Substantial expenditures are required to:

  •
  establish ore reserves through drilling and metallurgical and other testing techniques;

  •
  determine metal content and metallurgical recovery processes to extract metal from the ore; and

  •
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

Development Risks—our profitability depends, in part, on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems and delays.

        None of our mineral properties, including the San Cristobal Project, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop the San Cristobal Project is based on feasibility studies. Decisions about the development of other projects in the future may also be based on feasibility studies. Feasibility studies derive estimates of reserves and operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. See "—Volatility of Metals Prices." Feasibility studies derive estimates of cash operating costs based upon, among other things:

  •
  anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed;

  •
  anticipated recovery rates of silver and other metals from the ore;

  •
  cash operating costs of comparable facilities and equipment; and

  •
  anticipated climatic conditions.

Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

        There are a number of uncertainties inherent in the development and construction of any new mine, including the San Cristobal Project. See "—San Cristobal Project Risks." These uncertainties include:

  •
  the timing and cost, which can be considerable, of the construction of mining and processing facilities;

  •
  the availability and cost of skilled labor, power, water and transportation facilities;

  •
  the availability and cost of appropriate smelting and refining arrangements;

  •
  the need to obtain necessary environmental and other governmental permits, and the timing of those permits; and

  •
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

Title to Our Mineral Properties May be Challenged.

        Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the claims in which we hold direct or indirect interests and, therefore, the precise area and location of these claims may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

Property Rights—we may lose rights to properties if we fail to meet payment requirements or development or production schedules.

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

Mining Risks and Limits of Insurance Coverage—we cannot insure against all of the risks associated with mining.

        The business of mining is subject to a number of risks and hazards, including:

  •
  adverse environmental effects;

  •
  industrial accidents;

  •
  labor disputes;

  •
  technical difficulties due to unusual or unexpected geologic formations;

  •
  failures of pit walls; and

  •
  flooding and periodic interruptions due to inclement or hazardous weather conditions.

        These risks can result in, among other things:

  •
  damage to, and destruction of, mineral properties or production facilities;

  •
  personal injury;

  •
  environmental damage;

  •
  delays in mining;

  •
  monetary losses; and

  •
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

Foreign Operations—we conduct all of our exploration activities in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

        We currently conduct exploration activities in countries with developing economies including Bolivia, Mexico and Peru in Latin America. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

  •
  political instability and violence;

  •
  war and civil disturbance;

  •
  expropriation or nationalization;

  •
  changing fiscal regimes;

  •
  fluctuations in currency exchange rates;

  •
  high rates of inflation;

  •
  underdeveloped industrial and economic infrastructure; and

  •
  unenforceability of contractual rights.

        Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and development activities could adversely affect our business. Our operations may be affected in varying degrees by government regulations with respect to, among other things:

  •
  production restrictions;

  •
  price controls;

  •
  export and import controls;

  •
  income and other taxes;

  •
  maintenance of claims;

  •
  environmental legislation;

  •
  foreign ownership restrictions;

  •
  foreign exchange and currency controls;

  •
  labor;

  •
  welfare benefit policies;

  •
  land use;

  •
  land claims of local residents;

  •
  water use; and

  •
  mine safety.

        We cannot accurately predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition and results of operations.

Government Regulation of Environmental Matters—our activities are subject to foreign environmental laws and regulations which may materially adversely affect our future operations.

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

Competition—we compete against larger and more experienced companies.

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

Holding Company Structure Risks—our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions imposed by law and foreign currency exchange regulations.

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

Requirement of External Financing—we may not be able to raise the funds necessary to explore and develop our mineral properties.

        We will need external financing to develop and construct the San Cristobal Project and to fund the exploration and development of our other mineral properties. Sources of external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing could have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain production at, our mineral properties.

Dependence on Key Personnel—we depend on the services of key executives.

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

Substantial Control By Directors, Officers and 5% Shareholders—the substantial control of our company by our directors, officers and 5% shareholders may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

        As of February 28, 2002, Thomas S. Kaplan and the other directors of our company and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to these persons or entities, and 5% shareholders beneficially owned approximately 19 million shares, or 55%, of the outstanding shares of our company, assuming the conversion of currently exercisable options and warrants. This level of ownership by these persons may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

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

METALS MARKET OVERVIEW

Silver Market

        Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are for industrial uses, primarily for electrical and electronic components, photography, jewelry and silverware. The CPM Group estimates, in publications generally available in the industry, that in 2001 approximately 804.5 million ounces of silver were used in these and other industrial applications, a decrease of 4.9% from 845.6 million ounces in 2000. CPM has projected that the consumption of silver will increase 3.7% in 2002, to a projected 834.3 million ounces. Silver used in photography is estimated to have totaled 277.3 million ounces in 2001, and is projected to rise to 286.1 million ounces in 2002.

        Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Specifically, it is used in photography, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, new uses of silver are being developed in connection with the use of superconductive wire.

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 80% of mined silver is produced as a by-product of mining lead, zinc, gold, nickel or copper deposits. CPM estimates that total silver supply from mine production, recycling, estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand since 1990, and that stockpiles are continuing to diminish. CPM studies indicate that approximately 730 million ounces of silver were supplied from all sources in 2001, an increase of 0.8% from 2000. Mine production of silver rose 2.8% to 502.0 million ounces.

        The following table sets forth the London Silver Market's annual average, high and low spot price of silver in U.S. dollars per troy ounce since 1978.

Year	Average	High	Low
	(U.S. dollars per troy ounce)
1978	5.42	6.26	4.82
1979	11.06	32.20	5.94
1980	20.98	49.45	10.89
1981	10.49	16.30	8.03
1982	7.92	11.11	4.90
1983	11.43	14.67	8.37
1984	8.14	10.11	6.22
1985	6.13	6.75	5.45
1986	5.46	6.31	4.85
1987	7.01	10.93	5.36
1988	6.53	7.82	6.05
1989	5.50	6.21	5.04
1990	4.83	5.36	3.95
1991	4.06	4.57	3.55
1992	3.95	4.34	3.65
1993	4.31	5.42	3.56
1994	5.28	5.75	4.64
1995	5.19	6.04	4.41
1996	5.19	5.83	4.71
1997	5.17	6.27	4.22
1998	5.54	6.83	4.88
1999	5.22	5.75	4.88
2000	4.95	5.45	4.57
2001	4.39	4.82	4.07

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

        Due to the corrosion resisting property of zinc, zinc is used primarily as the coating in galvanized steel. Galvanized steel is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting, and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers. The western world industrial consumption of zinc in 2001 was estimated in generally available industry publications of the International Lead Zinc Study Group ("ILZSG") at approximately 8.8 million tonnes compared to an estimated available supply of 9.1 million tonnes. The majority of the implied surplus originated from an increase in refined metal production in China. Warehouse stocks (predominantly LME stocks) increased significantly and the zinc refined metals market ended 2001 in a surplus position.

        The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics. Western world industrial consumption of lead in 2001 is estimated by ILZSG at 6.4 million tonnes. Lead is widely recycled, with secondary production accounting in recent years for approximately 55% to 60% of total supply. According to ILZSG, 6.5 million tonnes of lead were produced in 2001. The refined lead metal market was approximately balanced at the end of 2001.

        The following table sets forth the annual average spot prices for zinc and lead on the London Metals Exchange since 1978.

Year	Zinc	Lead
	(U.S. cents per pound)
1978	31.0	33.7
1979	33.5	52.6
1980	34.4	41.4
1981	38.3	33.5
1982	33.7	24.7
1983	34.6	19.3
1984	41.7	20.1
1985	35.5	17.7
1986	34.1	18.4
1987	36.2	27.0
1988	56.3	29.7
1989	77.6	30.5
1990	68.9	36.7
1991	50.7	25.3
1992	56.2	24.6
1993	43.6	18.4
1994	45.3	24.9
1995	46.8	28.6
1996	46.5	35.1
1997	59.7	28.3
1998	46.4	24.0
1999	48.9	22.8
2000	51.2	20.3
2001	40.2	21.6

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

Name	Age	Position
Thomas S. Kaplan	39	Chairman of Apex Limited, and Chief Executive Officer of Apex Corporation
Keith R. Hulley	62	President and Chief Operating Officer, Apex Corporation
Marcel F. DeGuire	52	Vice President of Project Development, Apex Corporation
Mark A. Lettes	52	Vice President, Finance and Chief Financial Officer, Apex Corporation
Larry J. Buchanan	57	Chief Geologist, Apex Corporation
Edmond R. LeBlanc	43	Vice President, Marketing, Apex Corporation
Michael F. Shaw	55	Vice President, Project Manager, San Cristobal, Apex Corporation
Linda Good Wilson	44	Vice President, Corporate Development, Apex Corporation
Carlos H. Fernandez Mazzi	43	President and Chief Executive Officer, Andean Silver Corporation LDC

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

        Marcel F. DeGuire.    Mr. DeGuire serves as Vice President of Project Development of Apex Corporation. Prior to joining Apex Corporation in August 1996, he served as Vice President of Project Development and Country Manager for those jurisdictions which were formerly part of the Soviet Union for Newmont Gold Company, a subsidiary of Newmont Mining Corporation. During this period, Mr. DeGuire acted as Project Leader of Newmont's Muruntau large scale open pit heap leach gold project in Uzbekistan. This facility processes 37,800 tonnes of ore per day and was built at a cost of $225 million. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. In addition to his work in Central Asia, Mr. DeGuire has been responsible for various feasibility analyses, including Newmont's Yanacocha gold project in Peru. During his almost 20 years with Newmont, Mr. DeGuire worked as resident manager of a uranium mine and rose to President of several of Newmont's subsidiaries and became a leading expert in environmental management and mine reclamation, serving as Newmont's Vice President of Environmental Affairs and Research and Development as well as in other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Canadian Institute of Metallurgy, the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in metallurgical engineering from Michigan Technological University and an M.S. in metallurgical engineering from the University of Nevada, Reno.

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

        Michael F. Shaw.    Mr. Shaw has served as Vice President of Apex Corporation since May 2000 and as Project Manager for the San Cristobal Project since January 1999. Prior to joining Apex Corporation, Mr. Shaw served from 1996 through 1998 as a Vice President of Tiomin Resources and as Vice President, General Manager and a director of Panama Cobre, S.A., a subsidiary of Tiomin. At Tiomin, he was responsible for development activity at the Cerro Colorado copper deposit in Panama. Mr. Shaw previously served from 1994 to 1996 as Project Director for Cyprus Amax Minerals Company on its solvent extraction- electrowinning expansion of the Cerro Verde copper mine in Peru. Under Mr. Shaw's management, Cerro Verde's expansion was completed on schedule and under budget. In addition, Mr. Shaw has held numerous project management positions for Bechtel Corporation and Kvaerner Metals (Davy McKee). Over the course of his career, he helped build the Andacollo gold mine in Chile, the El Abra copper mine in Chile, the Jerritt Canyon gold mine in Nevada and Magma Copper Company's flash copper smelter in Arizona. A metallurgical engineer with nearly 30 years experience, Mr. Shaw began his career as a metallurgist for Phelps Dodge Corporation before specializing in project management. He earned a B.S. in chemistry and an M.S. in metallurgical engineering from the University of Texas at El Paso.

        Linda Good Wilson.    Ms. Wilson has served as Vice President, Corporate Development since June 2001, having joined our company in October 1997 as Vice President, Investor Relations. Prior to joining Apex Corporation, Ms. Wilson served from March through October 1997 as Director of Investor Relations for Addwest Minerals, a newly listed Canadian junior gold producer. With over 16 years of mining experience, Ms. Wilson spent 10 years at Cyprus Amax Minerals Company in various financial analysis and planning positions, including Director in the Investor Relations and Treasury Department. Ms. Wilson began her career as a Geologist at AMAX Inc.'s Mount Tolman Project, a large copper-molybdenum deposit in eastern Washington. Ms. Wilson holds a B.A. in geology from Colby College and a M.S. in mineral economics from the Colorado School of Mines.

        Carlos H. Fernandez Mazzi.    Mr. Fernandez has served as President and Chief Executive Officer of Andean Silver Corporation LDC, a wholly owned subsidiary of our company, since January 2002. From January 1999 through year-end 2001, he served as Executive Vice President and Chief Operating Officer of Andean Silver Corporation, and since July 1998 he has been a director of the San Cristobal

Foundation. Andean Silver Corporation indirectly owns the San Cristobal Project. The San Cristobal Foundation implements community related investments near the San Cristobal Project. Prior to joining our company, Mr. Fernandez worked in the financial sector for over 12 years, specializing in investment banking and trade finance. From September 1996 through July 1998, Mr. Fernandez was a founding partner and director of Sudamer Valores S.A., a licensed brokerage firm, and a founding partner and chief executive officer of Innova Capital, a financial advisory and asset management firm, both located in La Paz, Bolivia. From 1985 through 1996, he held various positions at BHN Multibanco S.A., including director responsible for new business development, Executive Vice President and Vice President, Operations and Finance. Mr. Fernandez earned a B.S. in industrial and systems engineering from the University of Arkansas and an M.B.A. from the University of Notre Dame.

        As of December 31, 2001, we had approximately 42 full-time employees.

        We have recently amended our insider trading policy to permit our officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in our securities under Rule 10b5-1 of the Securities Exchange Act of 1934. Certain of our officers have established such plans, and we anticipate that some or all of our other officers, directors or insiders may establish trading plans at some date in the future.

        Our subsidiary, Apex Corporation, provides management, advisory and administrative services for our company under a Management Services Agreement dated October 22, 1996. The services provided by Apex Corporation include:

  •
  identifying and evaluating investment opportunities;

  •
  making recommendations to our board of directors with respect to our exploration and development activities;

  •
  providing staffing, employees and the necessary expertise to manage our company's business and monitor its exploration and development activities; and

  •
  advising our company with respect to investments, contractual and financing activities and providing financial services.

        We pay Apex Corporation a service fee in an amount equal to the direct and indirect costs incurred by Apex Corporation in providing its services, plus 5% of those costs.

CONVERSION TABLE

        In this report, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard to metric and metric to United States standard measurement systems are provided in the table below.

U.S. Measure	Metric Unit	Metric Measure	U.S. Unit
2.47 acres	1 hectare	0.4047 hectares	1 acre
3.28 feet	1 meter	0.3048 meters	1 foot
0.62 miles	1 kilometer	1.609 kilometer	1 mile
0.032 ounces (troy)	1 gram	31.103 grams	1 ounce (troy)
1.102 tons	1 tonne	0.907 tonne	1 ton

ITEM 3: LEGAL PROCEEDINGS

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our company's Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." Our warrants are listed on the American Stock Exchange under the symbol "SIL.WS", and began trading on February 25, 2000. As of March 20, 2002, we had approximately 139 shareholders of record and an estimated 4,100 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

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

        The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 20, 2002 was $12.48.

	Ordinary Shares
	2001		2000
Period
	High	Low	High	Low
1st Quarter	$10.60	$7.35	$12.13	$8.75
2nd Quarter	$11.49	$7.20	$12.94	$8.30
3rd Quarter	$11.38	$8.65	$11.25	$8.75
4th Quarter	$10.10	$8.42	$10.63	$8.06

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of our company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, and the period from December 22, 1994 (inception) through December 31, 2001, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

						For the period December 22, 1994 Inception Through December 31, 2001
	Year ended December 31,
	2001	2000	1999	1998	1997
	(amounts in thousands, except per share amounts)
Statement of Operations:
Income and expenses
Interest and other income	$2,158	$5,206	$1,028	$2,456	$962	$12,850
Trading gains (losses)	(972)	457	86	(12)	—	(441)
Exploration	(3,742)	(4,441)	(6,014)	(9,966)	(13,358)	(56,350)
Administrative	(5,403)	(8,387)	(2,846)	(3,339)	(2,440)	(22,868)
Amortization and depreciation	(127)	(236)	(233)	(169)	(149)	(1,028)

Loss before minority interest	(8,086)	(7,401)	(7,979)	(11,030)	(14,985)	(67,837)
Minority interest in loss of consolidated subsidiary	—	—	—	—	—	4,559

Net loss for the period	$(8,086)	$(7,401)	$(7,979)	$(11,030)	$(14,985)	$(63,278)

Net loss per Ordinary Share — Basic and diluted	$(0.23)	$(0.21)	$(0.29)	$(0.42)	$(0.72)	$(2.49)

Weighted average Ordinary Shares outstanding	34,634	34,473	27,601	26,212	20,930	25,423

Cash Flow Data:
Net cash provided by (used in) financing activities	$(148)	$(439)	$94,073	$(267)	$55,008	$190,612
Net cash used in operating activities	(6,677)	(7,243)	(8,289)	(11,463)	(17,990)	(67,574)
Net cash used in investing activities	(12,742)	(27,511)	(15,705)	(19,086)	(5,934)	(81,502)

	$(19,567)	$(35,193)	$70,079	$(30,816)	$31,084	$41,536

Balance Sheet Data:
Total assets	$136,735	$144,054	$151,077	$62,347	$73,329
Long term liabilities	1,630	1,896	3,137	1,967	3,094
Shareholders' equity	133,103	137,896	144,828	58,397	69,229

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        You should read the following discussion and analysis together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

        Apex Limited is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America, Mexico and Central America. We currently focus our resources primarily on the development and financing of our San Cristobal project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income or cash flow.

        Our company completed an initial public offering of ordinary shares on December 1, 1997. We completed a subsequent offering of ordinary shares and warrants during November 1999.

Results of Operations

        Interest and Other Income.    Our company does not yet produce silver or any other mineral products and has no revenues from product sales. Our primary source of income is interest income. Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments. Our interest and other income for the year ended December 31, 2001 was $2.2 million compared to $5.2 million and $1.0 million for the years ended December 31, 2000 and 1999, respectively. The 2001 decrease in interest and other income compared to 2000 is primarily the result of lower average cash balances and lower interest rates during 2001. The increase in our interest and other income for 2000 compared to 1999 was due to higher average cash balances during 2000 as the result of the net proceeds of our November 1999 offering of ordinary shares and warrants.

        Trading Gains and Losses.    Our company currently engages in limited metals trading activities utilizing puts and calls and other trading instruments in anticipation of potential lender requirements for the San Cristobal project financing. We measured the fair value of open positions at each reporting date during 2001, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which we adopted January 1, 2001. Adoption of FAS 133 had no effect on our results of operations or financial position as previously we had marked open positions to market and included gains or losses in earnings. We recorded a trading loss for the year ended 2001 of approximately $1.0 million compared to trading gains of approximately $0.4 million and $0.1 million for 2000 and 1999, respectively. The 2001 $1.0 million loss as compared to the $0.4 million gain in 2000 is primarily the result of marking our long position in zinc, and to a lesser extent, silver to market. The 2000 trading gain increase to $0.4 million from $0.1 million in 1999 is primarily the result of the increased size of the program in 2000. Inception to date, we have recorded a loss of approximately $0.4 million related to the trading program. Of that amount, approximately $0.1 million represents cash losses and the remaining $0.3 million represents unrealized losses at December 31, 2001. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Exploration.    Our company expenses mineral exploration expenditures on each property as incurred until we determine that mining operations on that property are feasible. Once we have determined that a mineral property has proven and probable ore reserves, we capitalize all development costs. Through December 31, 2001, we have expensed all acquisition and exploration costs as incurred. Since September 1, 1997, we have capitalized development costs associated with the San Cristobal Project and will continue to do so in the future.

        Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.7 million, including the $0.9 million value of shares issued to acquire mineral rights, for the year ended December 31, 2001, compared to $4.4 million and $6.0 million for the years ended December 31, 2000 and 1999, respectively. The decreases in our exploration expenses for these periods are due primarily to the reduced emphasis on exploration as we concentrated our resources on the development of the San Cristobal Project.

        Administrative.    Our administrative expenses were $5.4 million for the year ended December 31, 2001 compared to $8.4 million and $2.8 million for the years ended December 31, 2000 and 1999, respectively. The decrease in our administrative expenses for 2001 compared to 2000 is primarily the result of cost savings associated with the reduction of personnel and office facilities as part of our cash conserving policy. In addition, the 2001 expenses include the $0.5 million value of stock and options issued to consultants in lieu of cash. The increase in our administrative expenses in 2000 as compared to 1999 is primarily due to costs and fees directly related to our project financing activities.

        Income Taxes.    Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes. Otherwise our company pays no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business that generates U.S. taxable income. The Cayman Islands currently impose no corporate taxation. Our company has been granted exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. Deferred tax assets of approximately $34 million at December 31, 2001, resulting from operating loss carryforwards of our company's subsidiaries, have been entirely offset by valuation allowances.

Liquidity and Capital Resources

        As of December 31, 2001, our company had cash and cash equivalents of $41.5 million compared to $61.1 million at December 31, 2000. The decrease in our cash and cash equivalents during 2001 is due to the investment of $12.7 million in property, plant and equipment related to the development of San Cristobal. We also used cash of $6.7 million for operations, which is net of interest and other income and is primarily related to administration and exploration, and we made payments of $0.5 million on outstanding notes. These cash uses were partially offset by $0.3 million in proceeds from the exercise of stock options.

        Our company has a universal shelf registration statement filed with the Securities and Exchange Commission that became effective September 8, 2000. The universal shelf registration statement allows us to raise up to $200 million by selling any combination of equity or debt securities listed in the statement. Proceeds from offerings under the shelf registration, if any, may be used to construct and develop San Cristobal, continue exploring our other properties, maintain control or ownership of our properties and acquire additional mining related properties or businesses, and for general corporate purposes. At December 31, 2001 a total of 203,011 ordinary shares valued at $2.1 million had been issued under the shelf registration statement to pay $0.8 million under a note, to purchase mineral rights for $0.9 million and to pay $0.4 million in consulting fees.

        The major pre-financing expenditures related to San Cristobal were completed during 2001. Unless there is an improvement in the metals and capital markets in 2002, we expect to limit project spending during the year to approximately $2 million for completion of our transportation, port and power arrangements and payment of holding and permitting costs. In addition, in order to maintain our current portfolio of mineral properties, we expect to make lease, patent and option payments during the next twelve months of about $1 million. There also may be some discretionary spending on attractive new exploration opportunities should they arise. Total administrative expenses are not expected to exceed $6 million during 2002, net of interest and other income. Our company could maintain its current properties and retain key personnel while significantly reducing its expenditures should we deem it strategically desirable to do so. We plan to fund our project and operating expenditures from our existing cash balances or, as in 2001, we may issue limited amounts of stock.

        We will be required to raise significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project. Based on estimated revisions made during 2000 to the September 1999 feasibility study for the San Cristobal Project, which assumes contract mining, we forecast capital costs for construction to total approximately $435 million net of approximately $60 million in expected tax credits, including approximately $25 million which will be recovered against our company's future Bolivian income taxes after commencement of production. We have spent approximately $31 million on construction costs through December 31, 2001 and have expended over $81 million in total project capital to date. When and if metals markets improve, our company expects to complete detailed engineering and incorporate into our feasibility study any changes deriving from our ultimate infrastructure arrangements, which may result in increases to our forecasted construction capital and working capital requirements. We continue to work with our co-lead arrangers for project financing, Barclays Capital and Deutsche Bank Securities Inc., as well as several multilateral funding agencies, to develop multilateral financing options for San Cristobal as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and the use of capital markets. There can be no assurance that metals or capital markets will improve or that we will be able to obtain the required financing on terms that we find attractive, or at all.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Currently, our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relative low exposure to currency fluctuations. Because we conduct our activities in several foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

        To complete the project financing for San Cristobal, our company expects to be required to hedge a portion of its planned production. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. Our company currently engages in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. See "Results of Operations."

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

PART III

ITEM 10: DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF APEX CORPORATION

        Information regarding directors of Apex Limited and certain executive officers of Apex Corporation is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 annual meeting of shareholders (the "Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in our proxy statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10- K.

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

  2.
  Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).

  3.
  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant Certificate.(3)
4.3	Form of Warrant Agreement dated November 5, 1999.(4)
10.1	Summary of the Company's 401(k) Plan.(2)
10.2	Management Services Agreement among the Company and its subsidiaries.(2)
10.3	Non-Employee Directors' Share Plan, as amended.(1)
10.4	Employees' Share Option Plan.(1)
10.5	Form of Option Grant to Non-Employee Directors dated April 10, 1997.(5)
10.6	Employment contract between the Company and Marcel F. DeGuire, dated July 23, 1996.(2)
10.7	Employment contract between the Company and Mark A. Lettes, dated May 19, 1998.(1)
10.8	Employment contract between the Company and Keith R. Hulley, dated August 4, 1996.(2)
10.9	English translation of Deed of Lease and Purchase Option Contract between Monica de Prudencio and Mineria Tecnia Consultores Asociados, S.A. ("Mintec"), dated November 7, 1994, regarding the Tesorera concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.10	English translation of Assignment Agreement between ASC Bolivia LDC and Mintec regarding the rights to the above agreement, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.11	English translation of the Lease and Purchase Option Contract between Empresa Minera Yana Mallcu S.A. and Mintec, dated February 7, 1996, regarding the Toldos concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.12	English translation of the Assignment of Lease and Purchase Option Agreement among Banco Industrial S.A., Mintec and ASC Bolivia LDC, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

10.13	English translation of the Purchase Option Agreement between Mintec and Litoral Mining Cooperative Ltd., dated August 17, 1995, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.14	English translation of the Assignment and Assumption Agreement between Mintec and ASC Bolivia LDC, dated May 22, 1996, regarding the Animas concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.15	English translation of the Purchase Agreement between ASC Bolivia LDC and Litoral Mining Cooperative Ltd., regarding the Animas concessions with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.16	English translation of the Joint Venture Agreement between Corporacion Minera Boliviano S.A. ("Comibol") and ASC Bolivia LDC, regarding the Cobrizos Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.17	English translation of the Joint Venture Agreement between Comibol and ASC Bolivia LDC regarding the Choroma Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)
10.18	Board Designation Agreement, dated October 28, 1997, by and between the Company and Silver Holdings.(2)
10.19	Registration Rights and Voting Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)
10.20	Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.(2)
10.21	Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.(2)
10.22	English translation of the Purchase Agreement between Monica de Prundencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith Hulley as required by Rule 306 of Regulation S-T.(2)
10.23	Form of Change of Control Agreement dated June 26, 2000.(6)
21	List of Subsidiaries.
23	Consent of Independent Accountants.

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

(5)
Incorporated by reference to Exhibit 4.3 in our Registration Statement on Form S-8 (File No. 333-53185).

(6)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 27, 2002 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ THOMAS S. KAPLAN Thomas S. Kaplan Chairman, Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. KAPLAN Thomas S. Kaplan	Director	March 27, 2002
/s/ HARRY M. CONGER Harry M. Conger	Director	March 27, 2002
/s/ DAVID SEAN HANNA David Sean Hanna	Director	March 27, 2002
/s/ CHARLES L. HANSARD Charles L. Hansard	Director	March 27, 2002
/s/ OVE HOEGH Ove Hoegh	Director	March 27, 2002
/s/ KEITH R. HULLEY Keith R. Hulley	Director	March 27, 2002
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 27, 2002

/s/ PAUL SOROS Paul Soros	Director	March 27, 2002
/s/ CHARLES B. SMITH Charles B. Smith	Director	March 27, 2002

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Management	F-2
Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and for the period from December 22, 1994 (inception) through December 31, 2001	F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 and for the period from December 22, 1994 (inception) through December 31, 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from December 22, 1994 (inception) through December 31, 2001	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF MANAGEMENT

        Management is responsible for the preparation of the accompanying consolidated financial statements and for other financial and operating information appearing in the annual report. It believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Apex Silver Mines Limited and its subsidiaries in accordance with established policies and procedures.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
    Shareholders of Apex Silver Mines Limited

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited (successor to Apex Silver Mines LDC) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and the period from December 22, 1994 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado
February 13, 2002

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$41,536,181	$61,103,263
Accrued interest receivable	79,045	214,259
Prepaid expenses and other assets	167,463	227,764

Current assets	41,782,689	61,545,286
Property, plant and equipment (net)	89,710,230	77,351,505
Value added tax recoverable (net)	5,071,137	5,024,021
Other	170,709	132,739

Total assets	$136,734,765	$144,053,551

Liabilities and Shareholders' Equity
Current liabilities
Accrued salaries, wages and benefits	$23,968	$159,465
Accounts payable	1,464,906	2,398,064
Current portion of notes payable	512,915	1,703,712

Current liabilities	2,001,789	4,261,241
Notes payable	1,630,200	1,896,396
Commitments and contingencies (Note 10)	—	—
Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 34,802,397 and 34,486,629, shares issued and outstanding, respectively (Note 1e)	348,024	344,866
Contributed surplus	196,032,436	192,742,800
Accumulated deficit	(63,277,684)	(55,191,752)

Total shareholders' equity	133,102,776	137,895,914

Total liabilities and shareholders' equity	$136,734,765	$144,053,551

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	For the period December 22, 1994 (inception) through December 31, 2001
Income and expenses
Interest and other income	$2,157,442	$5,206,229	$1,027,419	$12,850,391
Trading gains (losses)	(971,669)	457,279	86,128	(440,921)
Exploration	(3,741,927)	(4,440,931)	(6,013,535)	(56,349,567)
Administrative	(5,403,117)	(8,387,357)	(2,846,057)	(22,868,548)
Amortization and depreciation	(126,661)	(235,749)	(232,987)	(1,027,925)

Loss before minority interest	(8,085,932)	(7,400,529)	(7,979,032)	(67,836,570)
Minority interest in loss of consolidated subsidiary	—	—	—	4,558,886

Net loss for the period	$(8,085,932)	$(7,400,529)	$(7,979,032)	$(63,277,684)

Net loss per Ordinary Share—basic and diluted(1)	$(0.23)	$(0.21)	$(0.29)	$(2.49)

Weighted average Ordinary Shares outstanding (Notes 1e and 2h)	34,634,026	34,472,548	27,601,362	25,423,092

(1)
Potential dilutive Ordinary Shares were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Expressed in United States dollars)

	Shares Outstanding	Amount	Contributed Surplus	Accumulated Deficit and Comprehensive Deficit	Total Shareholders' Equity
Issuance of shares upon incorporation, December 22, 1994 ($0.85 per share)	8,822,546	$88,225	$5,571,398	$—	$5,659,623
Net loss	—	—	—	(213,165)	(213,165)

Balance, December 31, 1994	8,822,546	88,225	5,571,398	(213,165)	5,446,458
Net loss and comprehensive loss	—	—	—	(1,861,185)	(1,861,185)

Balance, December 31, 1995	8,822,546	88,225	5,571,398	(2,074,350)	3,585,273
Issuance of shares in private placement ($8.00 per share)	4,256,700	42,567	32,406,783	—	32,449,350
Net loss and comprehensive loss	—	—	—	(11,723,313)	(11,723,313)

Balance, December 31, 1996	13,079,246	130,792	37,978,181	(13,797,663)	24,311,310
Purchase of minority interest in ASC Bolivia ($11.00 per share)	268,496	2,685	2,950,771	—	2,953,456
Issuance of shares to associates ($11.00 per share)	138,595	1,386	1,523,159	—	1,524,545
Issuance of shares for services ($1.49 per share)	115,207	1,152	231,566	—	232,718
Stock option compensation expense	—	—	416,562	—	416,562
Issuance of shares upon initial public offering ($11.00 per share)	5,523,372	55,234	54,719,730	—	54,774,964
Net loss and comprehensive loss	—	—	—	(14,984,958)	(14,984,958)

Balance, December 31, 1997	19,124,916	191,249	97,819,969	(28,782,621)	69,228,597
Exchange of Apex LDC shares	7,079,006	70,790	(70,790)	—	—
Stock options exercised ($7.91 per share)	25,001	250	197,473	—	197,723
Stock awards ($8.50 per share)	21,838	218	185,407	—	185,625
Unearned compensation	—	—	(185,625)	—	(185,625)
Net loss and comprehensive loss	—	—	—	(11,029,570)	(11,029,570)

Balance, December 31, 1998	26,250,761	262,507	97,946,434	(39,812,191)	58,396,750
Stock options exercised ($8.77 per share)	25,549	256	223,900	—	224,156
Sale of Ordinary Share units ($12.00 per unit)	8,090,132	80,901	94,004,628	—	94,085,529
Commissions paid in stock ($12.00 per share)	84,184	842	(842)	—	—
Stock awards ($12.06 per share)	15,542	156	187,475	—	187,631
Unearned compensation (net)	—	—	(87,042)	—	(87,042)
Net loss and comprehensive loss	—	—	—	(7,979,032)	(7,979,032)

Balance, December 31, 1999	34,466,168	344,662	192,274,553	(47,791,223)	144,827,992
Stock compensation ($10.88 per share)	5,100	51	55,412	—	55,463
Stock awards ($9.13 per share)	15,361	153	140,168	—	140,321
Unearned compensation	—	—	272,667	—	272,667
Net loss and comprehensive loss	—	—	—	(7,400,529)	(7,400,529)

Balance, December 31, 2000	34,486,629	344,866	192,742,800	(55,191,752)	137,895,914
Stock to acquire mineral rights ($9.43 per share)	96,136	961	905,790	—	906,751
Stock options exercised ($10.36 per share)	39,119	391	404,939	—	405,330
Stock issued as note payment ($10.95 per share)	70,875	709	775,373	—	776,082
Stock ($11.04 per share) and options to consultants	36,000	360	525,080	—	525,440
Stock awards (net) ($9.27 per share)	73,638	737	678,454	—	679,191
Net loss and comprehensive loss	—	—	—	(8,085,932)	(8,085,932)

Balance, December 31, 2001	34,802,397	$348,024	$196,032,436	$(63,277,684)	$133,102,776

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	For the period December 22, 1994 (inception) through December 31, 2001
Cash flows from operating activities:
Net cash used in operating activities (Note 9)	$(6,677,028)	$(7,243,649)	$(8,288,609)	$(67,573,515)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,742,049)	(27,510,946)	(15,705,206)	(81,502,400)

Net cash used in investing activities	(12,742,049)	(27,510,946)	(15,705,206)	(81,502,400)

Cash flows from financing activities:
Net proceeds from issuance of Ordinary Shares	—	—	94,085,529	191,761,070
Payment of notes	(474,001)	(438,719)	(236,534)	(1,613,893)
Proceeds from exercise of stock options	325,996	—	224,156	747,875
Deferred organizational and financing costs	—	—	—	(282,956)

Net cash provided by (used in) financing activities	(148,005)	(438,719)	94,073,151	190,612,096

Net increase (decrease) in cash and cash equivalents	(19,567,082)	(35,193,314)	70,079,336	41,536,181
Cash and cash equivalents beginning of period	61,103,263	96,296,577	26,217,241	—

Cash and cash equivalents end of period	$41,536,181	$61,103,263	$96,296,577	$41,536,181

Supplemental non-cash transactions:
Acquisition of mining properties for assumption of debt	$—	$—	$260,000
Capitalized development costs at San Cristobal for which a note payable was issued	$—	$—	$2,000,000
Acquisition of mineral rights for Ordinary Shares at average of $9.43 per share	$906,751	$—	$—
Payment of debt with Ordinary Shares at $10.95 per share	$776,082	$—	$—
Payment of consulting services with Ordinary Shares at $11.04 per share and options	$525,440	$—	$—
Assets transferred as partial payment of debt	$206,911	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.    Incorporation, Recapitalization, Initial Public Offering, Subsequent Offerings, Ownership and Operations

        a.    Apex Silver Mines Limited ("Apex Limited" or the "Company") was formed under the laws of the Cayman Islands in March 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex Silver Mines LDC ("Apex LDC"). On April 15, 1996, holders of approximately 55% of the then outstanding shares of Apex LDC elected to participate, effective as of the completion of a proposed private placement of shares of Apex Limited which was completed as of August 6, 1996, in a recapitalization effected by an exchange, on a one-for-one basis, of their shares in Apex LDC for identical equity instruments of Apex Limited (the "Recapitalization"). The balance of shareholders retained a direct ownership interest in Apex LDC. As a result of this recapitalization, Apex LDC became a majority-owned subsidiary of Apex Limited. The accompanying financial statements reflect the historical accounts of the Company's predecessor, Apex LDC. For purposes of the accompanying consolidated financial statements of Apex Limited, the recapitalization has been given retroactive effect to the date of incorporation of Apex LDC, with the results of operations and equity attributable to the other ownership interests in Apex LDC being reflected in "minority interest in consolidated subsidiary". Consequently, for purposes of these financial statements, Apex Limited is considered the successor to Apex LDC.

        b.    In August 1996, Apex Limited issued 4,256,700 Ordinary Shares at $8 per share in a private placement transaction (the "Private Placement") for net proceeds of approximately $32.4 million. These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 4,256,700 shares of its share capital. As a result of this Private Placement, the Company's ownership interest in Apex LDC was increased from approximately 55% to 65%.

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

        d.    In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement which was intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement. During 1998, Pursuant to the terms of the Buy-Sell Agreement, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares. Such shares are included in the 34,802,397 Apex Limited Ordinary Shares outstanding at December 31, 2001. At December 31, 2001, Apex Limited owned 100 percent of Apex LDC. Per the provisions of the Buy-Sell Agreement, all of the outstanding shares of Apex LDC are considered Ordinary Shares outstanding for the purposes of computing net loss per Ordinary Share for the periods presented.

        e.    In November 1999, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, the Company sold 8,090,132 Ordinary Share units, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $94.1 million.

The Ordinary Share units, priced at $12.00 per unit, were comprised of one Ordinary Share and a warrant which is exercisable for one-half of an Ordinary Share at any time on or before November 4, 2002 at a price of $18.00 per Ordinary Share. The warrants, if exercised, would raise an additional $73.6 million for the Company and would result in the issuance of 4,045,066 Ordinary Shares.

        f.      The Company's principal activities are the exploration and development of mineral properties. The Company participates in the acquisition and exploration of mineral properties for possible future development directly and indirectly through its subsidiaries.

        g.    The Company, through indirect subsidiaries, is active in Mexico, Central America and South America and currently holds interests in, or is the beneficial owner of, non-producing silver resource properties in Bolivia, Mexico, Peru and El Salvador. The Company is in the process of developing its San Cristobal property and evaluating certain of its other properties to determine the economic feasibility of bringing one or more of the properties into production.

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

        d.    Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, development costs are capitalized. When proven and probable ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the period abandoned or sold and a gain or loss is recognized. Beginning September 1, 1997, all costs associated with the Company's San Cristobal Project have been capitalized. As of December 31, 2001, capitalized property and development costs related to the San Cristobal Project amounted to $85,676,630. No other amounts related to mineral properties have been capitalized.

        e.    Property, plant and equipment

        Mineral properties include costs to acquire development properties and property development costs. Mineral properties brought into production will be charged to operations using the units-of-production method based on estimated recoverable proven and probable reserves. Buildings are stated at cost and are depreciated using the straight—line method, over useful lives of thirty to forty years. Mining equipment and machinery are stated at cost and are depreciated using the straight-line method over useful lives of three to eight years. Other furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years.

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

        g.    Stock compensation

        As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company has elected to measure compensation expense as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, the difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense ratably over the vesting period.

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

        Outstanding options to purchase 1,895,150, 1,498,128 and 915,817 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2001, 2000, and 1999, respectively, because to do so would have been antidilutive.

        i.      Derivative financial instruments

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FAS Statement No. 133, became effective for the Company January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

        To complete the project financing of San Cristobal, the Company may be required to hedge a portion of its planned production. In addition, when San Cristobal enters production, the Company may sell forward a portion of its production and use price-hedging techniques to mitigate some of the risks associated with fluctuating metals prices. The Company currently engages in limited metals trading activities utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. The Company measured the fair value of open positions at each reporting date during 2001, recording the difference in the carrying value to current earnings, in accordance with FAS 133. Adoption of FAS 133 had no effect on the Company's results of operations or financial position as previously the Company had marked its open positions to market and included gains or losses in earnings. During 2001, 2000 and 1999, the Company recorded mark to market gains (losses) of approximately ($972,000), $457,000 and $86,000, respectively. Inception to date the Company has recorded a loss of approximately $441,000 related to the trading program. Of that amount, approximately $105,000 represents a cash loss and the remaining $336,000 represents unrealized losses in value at December 31, 2001. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        j.      Reclassification of prior year balances

        Certain prior year balances have been reclassified to conform to the classifications being presented at December 31, 2001.

3.    Income Taxes

        The provision for income taxes includes United States federal, state and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized.

        There is currently no taxation imposed by the Cayman Islands. If any form of taxation were to be enacted, the Company has been granted exemption therefrom to January 16, 2015. The Company's subsidiaries which do business in other countries have not generated income and therefore are not liable for local income taxes.

        As of December 31, 2001 and 2000, operating loss carryforwards generated by ASC Bolivia amounted to approximately $17.3 and $16.6 million, respectively. Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

        As of December 31, 2001 and 2000, operating loss carryforwards generated by the Company's subsidiaries other than ASC Bolivia amounted to approximately $17.0 and $15.2 million, respectively. The deferred tax assets resulting from these operating loss carryforwards have been entirely offset by valuation allowances.

4.    Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the Company has filed applications to recover all VAT paid through the third quarter of 2001, the Mexican tax authorities have not refunded any VAT to the Company since early 2000. The Company has been informed that the Mexican tax authorities, for their own fiscal reasons, have made no VAT refunds to any companies since early 2000. Based on these circumstances, the Company recorded a 50% impairment of the recoverable VAT in Mexico, although it remains the Company's intent to recover the full amount. At December 31, 2001, the recoverable VAT recorded for Bolivia and Mexico is $4,881,137 and $190,000, respectively, after the impairment.

        Because of the uncertainty of the recoverability of VAT paid in Peru, VAT costs incurred in Peru are charged to expense as incurred.

5.    Property, Plant and Equipment

        The components of property, plant, and equipment were as follows:

	December 31, 2001	December 31, 2000
Mineral properties (San Cristobal)	$85,676,630	$72,819,859
Buildings	1,408,242	1,166,868
Mining equipment and machinery	3,049,941	3,317,827
Other furniture and equipment	845,268	805,289

	90,980,081	78,109,843
Less: Accumulated depreciation	(1,269,851)	(758,338)

	$89,710,230	$77,351,505

        Depreciation expense for the periods ended December 31, 2001, 2000 and 1999 totaled $126,661, $235,749 and $232,987, respectively. For the periods ended December 31, 2001, 2000 and 1999, depreciation associated with the San Cristobal Project was capitalized in the amounts of $384,852, $195,505 and $168,461, respectively.

6.    Notes Payable

        The Company's notes payable consist of the following:

	December 31, 2001	December 31, 2000
San Cristobal Area Properties	$643,657	$1,847,369
San Cristobal Foundation	1,499,458	1,752,739

Sub-total	2,143,115	3,600,108
Less: Current Portion	(512,915)	(1,703,712)

	$1,630,200	$1,896,396

        In 1996, 1997 and 1998, the Company exercised options to purchase the Toldos and other properties in the San Cristobal area. The following outstanding notes payable were recorded on the Company's books:

  Banco de Santa Cruz—The Company will make annual payments of $68,914 for each of the next four years, plus interest at Banco de Santa Cruz' preferential rate of interest which was approximately 14% as of December 31, 2001. The note plus accrued interest was being carried on the Company's books for $275,657 at December 31, 2001.

  Barex—During 2001, the Company issued 70,875 of its Ordinary Shares valued at $776,082 and paid $56,700 cash as payment in full of its $900,000 note to Barex.

  Monica de Prudencio—The Company makes payments of $12,000 per month through June 2004 and the final payment of $8,000 is due July 15, 2004. No interest is due on this debt. The note was being carried on the Company's books for $368,000 at December 31, 2001.

  Oscar Bonifaz—During 2001, the Company paid in full a non-interest bearing note to Oscar Bonifaz for $60,000.

  San Cristobal Foundation—In 1999, the Company executed a note agreement with the San Cristobal Foundation for $2 million payable by the end of 2005. During 2001, the Company made cash payments of $46,370 and transferred assets valued at $206,911 to the San Cristobal Foundation as partial payment on the note.

7.    Stock Option Plans

        The Company has established a plan to issue share options and other awards to be valued by reference to the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards outstanding at any time cannot exceed ten percent of the Company's share capital. Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

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

        A summary of the Company's stock options at December 31, 2001, 2000 and 1999 and changes during those years is presented in the following table:

	2001		2000		1999
Options	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	1,498,128	$9.91	915,817	$9.98	626,571	$8.84
Granted during period	571,548	$9.24	582,311	$9.79	358,847	$11.76
Forfeited or expired during period	(135,407)	$10.53	—	$—	(44,052)	$8.97
Exercised during period	(39,119)	$8.33	—	$—	(25,549)	$8.77

Outstanding at end of period	1,895,150	$9.69	1,498,128	$9.91	915,817	$9.98

Exercisable at end of period	922,720		713,602		563,898
Weighted average of fair value of options granted during period		$2.27		$1.76		$1.36
Weighted average remaining contractual life	7.9 years		8.0 years		8.3 years

        Options granted during 2001, 2000 and 1999 ranged in exercise price from $7.44 to $10.32, $9.13 to $11.63 and $7.94 to $14.88, respectively.

        Pro forma information regarding net income is required by FAS 123, and has been determined as if the Company has accounted for its stock options under the fair value method of FAS 123. For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company's stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999
Weighted average risk-free interest rate	4.08%	6.21%	5.64%
Volatility	40.60%	40.50%	42.10%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.88	2.83	2.73

        For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999
As reported
Net loss	$(8,085,932)	$(7,400,529)	$(7,979,032)
Net loss per Ordinary Share	(.23)	(.21)	(.29)
Pro forma
Net loss	$(8,974,413)	$(8,837,116)	$(8,509,350)
Net loss per Ordinary Share	(.26)	(.26)	(.31)

        In addition, on December 13, 2001, December 13, 2000 and December 14, 1999, the Company issued, net of forfeitures, 73,638, 15,361 and 15,542, respectively, of its Ordinary Shares to employees as performance bonuses. For 2001, 100% of the bonus was paid in shares while 25% of the bonus was paid in shares for 2000 and 1999.

8.    Related Party Transactions

        Apex LDC engaged Tigris Financial Group Ltd. to provide management advisory services to Apex LDC and its subsidiaries. Tigris is wholly owned by Mr. Thomas S. Kaplan, a director and officer of Apex LDC and a director and shareholder of the Company. The consulting arrangement with Tigris was terminated at the end of 1999. During the year ended December 31, 1999, fees and reimbursed expenses paid to Tigris for such services amounted to $20,495.

9.    Cash Flow Information

        A reconciliation of net earnings to cash from operations is as follows:

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	For the period December 22, 1994 (inception) through December 31, 2001
Cash flows from operating activities:
Net loss	$(8,085,932)	$(7,400,529)	$(7,979,032)	$(63,277,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	126,661	235,749	232,987	1,027,925
Minority interest in loss of consolidated subsidiary	—	—	—	(4,558,886)
Stock compensation expense	758,524	468,451	100,589	1,744,126
Shares issued in consideration for services	525,440	—	—	2,049,985
Shares issued to purchase mineral rights	906,754	—	—	906,754
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	135,214	(153,140)	65,213	(79,045)
(Increase) decrease in prepaid expenses and other assets	60,301	(13,021)	896,137	(254,205)
Increase in value added tax recoverable	(47,116)	(1,213,561)	(1,084,657)	(5,071,137)
Increase (decrease) in accrued salaries, wages and benefits	(135,497)	41,357	(36,692)	23,968
Increase (decrease) in accounts payable	(933,158)	305,587	(520,182)	(603,083)
Other increase (decrease)	11,781	485,458	37,028	517,767

Net cash used in operating activities	$(6,677,028)	$(7,243,649)	$(8,288,609)	$(67,573,515)

10.  Commitments and Contingencies

        The Company has lease commitments associated with the corporate headquarters office space as follows:

	2002	2003	2004	2005	2006
Corporate headquarters office lease	$156,011	$207,694	$211,205	$214,715	$181,367

Payments associated with this lease were recorded to rent expense by the Company in the amounts of $145,666, $203,759 and $146,714 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company had outstanding letters of credit totaling $610,000 and $369,000 at December 31, 2001 and 2000, respectively. The letters of credit are associated with the port and power facilities for the San Cristobal Project and assure the contractors of the reimbursement of their out-of-pocket costs should the Company terminate the letter of intent and not utilize their services.

11.  Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, receivables, value added tax recoverable, accounts payable, other current liabilities and long-term debt. Except for the value added tax and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments, as measured on December 31, 2001 and 2000, are as follows:

	2001		2000
	Carrying Amount	Fair Value	Fair Value	Carrying Amount
Value added tax recoverable	$5,071,137	$3,685,728	$5,024,021	$4,283,122
Notes payable	1,630,200	1,276,100	1,896,396	1,532,900

        The fair values of the value added tax recoverable and the long-term debt are estimated based on the expected timing of future cash flows.

12.  Segment Information

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company's sole activity is exploration for and development of silver properties and, consequently, the Company has only one operating segment—mining.

        Substantially all of the Company's long-lived assets are in Bolivia.

13.  Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Net loss for the period	$1,871,591	$2,531,516	$1,780,283	$1,902,542
Net loss per Ordinary Share—basic and diluted	$0.05	$0.07	$0.05	$0.05
2000
Net loss for the period	$723,296	$1,888,071	$2,148,069	$2,641,093
Net loss per Ordinary Share—basic and diluted	$0.02	$0.05	$0.06	$0.08

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
21	Subsidiaries
23.1	Consent of Independent Accountants

QuickLinks

PART I
  ITEMS 1 AND 2: BUSINESS AND PROPERTIES
RISK FACTORS
FORWARD-LOOKING STATEMENTS
MANAGEMENT
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF APEX CORPORATION
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX