Form 10-Q
period 2002-03-31
APEX SILVER MINES LTD
filed 2002-05-13
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)
CALEDONIAN HOUSE 69 JENNETTE STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(345) 949-0050
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES ☒    NO ☐

        AT MAY 10, 2002, 35,042,154 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$40,748,562	$41,536,181
Prepaid expenses and other assets	409,536	246,508

Total current assets	41,158,098	41,782,689
Property, plant and equipment (net)	91,164,485	89,710,230
Value added tax recoverable	5,084,850	5,071,137
Other non-current assets	170,566	170,709

Total assets	$137,577,999	$136,734,765

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$1,671,281	$1,488,874
Current portion of notes payable	512,915	512,915

Total current liabilities	2,184,196	2,001,789
Notes payable	1,606,200	1,630,200
Commitments and contingencies (Note 5)	—	—
Shareholders' equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 34,941,760 and 34,802,397, shares issued and outstanding for respective periods	349,418	348,024
Contributed surplus	197,717,169	196,032,436
Accumulated deficit	(64,278,984)	(63,277,684)

Total shareholders' equity	133,787,603	133,102,776

Total liabilities and shareholders' equity	$137,577,999	$136,734,765

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,		For the Period December 22, 1994 (inception) through March 31, 2002
	2002	2001
Income and expenses
Interest and other income	$208,252	$819,100	$13,058,643
Trading gains (losses)	81,854	(74,143)	(359,067)
Exploration	(602,684)	(1,091,380)	(56,952,251)
Administrative	(668,442)	(1,468,338)	(23,536,990)
Amortization and depreciation	(20,280)	(56,830)	(1,048,205)

Loss before minority interest	(1,001,300)	(1,871,591)	(68,837,870)
Minority interest in loss of consolidated subsidiary	—	—	4,558,886

Net loss for the period	$(1,001,300)	$(1,871,591)	$(64,278,984)

Net loss per Ordinary Share—basic and diluted(1)	$(0.03)	$(0.05)	$(2.50)

Weighted average Ordinary Shares outstanding	34,878,363	34,521,629	25,747,904

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,		For the Period December 22, 1994 (inception) through March 31, 2002
	2002	2001
Cash flows from operating activities:
Net cash used in operating activities	$(217,819)	$(1,382,731)	$(67,791,334)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,474,535)	(5,242,079)	(82,976,935)

Net cash used in investing activities	(1,474,535)	(5,242,079)	(82,976,935)
Cash flows from financing activities:
Payments of notes payable	(24,000)	(121,266)	(1,637,893)
Net proceeds from issuance of Ordinary Shares	—	—	191,761,070
Proceeds from exercise of stock options	928,735	—	1,676,610
Deferred organization costs	—	—	(282,956)

Net cash from (used in) financing activities	904,735	(121,266)	191,516,831

Net decrease in cash and cash equivalents	(787,619)	(6,746,076)	40,748,562
Cash and cash equivalents—beginning of period	41,536,181	61,103,263	—

Cash and cash equivalents—end of period	$40,748,562	$54,357,187	$40,748,562

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$128,478	$39,839
Stock issued for mineral property options	$—	$309,752

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

        In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2001 Annual Report on Form 10-K.

2. New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings or financial position but does not believe it will be material based on our current mine plan and understanding of the standard.

3. Value Added Tax Recoverable

        The Company has recorded the value added tax ("VAT") paid by its wholly owned subsidiary, ASC Bolivia as a recoverable asset. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the application process in Mexico is current, no refunds have been received in two years. Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company's intent to recover the full amount of VAT paid in Mexico. At March 31, 2002, the recoverable VAT recorded for Bolivia and Mexico is $4,891,603 and $193,247, respectively, net of impairment.

4. Property, Plant and Equipment

        The components of property, plant and equipment were as follows:

	March 31, 2002	December 31, 2001
Mineral properties	$87,279,946	$85,676,630
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,049,941	3,049,941
Other furniture and equipment	844,965	845,268

	92,583,094	90,980,081
Less: Accumulated depreciation	(1,418,609)	(1,269,851)

	$91,164,485	$89,710,230

5. Commitments and Contingencies

        The Company had outstanding letters of credit totaling $610,000 at March 31, 2002. The letters of credit are associated with the port and power facilities for the San Cristobal Project and assure the contractors of the reimbursement of their out-of-pocket costs should the Company terminate the letter of intent and not utilize their services. See "Note 6."

6. Subsequent Events

        During April 2002, the Company sold 500,000 of its Ordinary Shares pursuant to its universal shelf registration statement. The Company realized gross proceeds of approximately $6.6 million and net proceeds of approximately $6.5 million after fees and expenses. Proceeds from the offering may be used, among other things, to continue development of San Cristobal, to continue exploring the Company's other properties, to maintain control or ownership of the Company's properties and for general corporate purposes.

        In early May 2002, Electroandina, the owner of the Tocopilla Port in Chile drew down its full $410,000 letter of credit from the Company as reimbursement for its out-of-pocket expenses incurred to date.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited ("Apex Limited", "our company" or "we") for the three month period ended March 31, 2002 and changes in our financial condition from December 31, 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2001.

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

Results of Operations—Three Months Ended March 31, 2002

        Interest and other income.    Interest and other income for the first quarter of 2002 is $0.2 million, as compared to $0.8 million for the first quarter of 2001. The decrease in interest and other income for the first quarter of 2002 is primarily the result of lower cash balances and lower interest rates during 2002, compared to cash balances and interest rates during the same period of 2001.

        Trading gains and losses.    During the first quarter of 2002, we recorded a $0.1 million mark to market gain related to our metals trading program compared to a $0.1 million mark to market loss for the same period in 2001. We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Exploration.    Exploration expense for the first quarter of 2002 is $0.6 million, compared to $1.1 million for the first quarter of 2001. The decrease in exploration expense for the first quarter of 2002 as compared to the same period of 2001 is the result of reduced exploration activity as we continue to conserve our cash position and concentrate resources on the San Cristobal property. In addition, the 2001 expenses include the $0.3 million value of stock issued to acquire a 40% interest in the El Zapote property in El Salvador.

        Administrative.    Administrative expenses are $0.7 million for the first quarter of 2002, compared to $1.5 million for the first quarter of 2001. The decrease in our administrative expenses for the first quarter of 2002 compared to the same period of 2001 is primarily the result of cost savings associated with the reduction of personnel and office facilities as part of our cash conserving policy.

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents of $40.7 million, compared to $41.5 million at December 31, 2001. The decrease is the result of $0.6 million invested in property, plant and equipment primarily related to the development of the San Cristobal Project and $1.1 million used to fund operations, property holding costs and administrative costs, net of interest and other income. Of the $1.1 million, $0.9 million was related to San Cristobal and was capitalized. These uses of cash were partially offset by $0.9 million in proceeds from the exercise of stock options.

        Unless there is an improvement in the metals and capital markets, we expect to limit operations and project spending for the remaining three quarters of the year to approximately $7.0 million. We could significantly reduce these expenditures even further while still maintaining our current properties and key personnel should we deem it strategically desirable to do so. We plan to fund our project and operating expenditures for the remainder of the year from our existing cash balances, from interest and other income and from the issuance of limited amounts of stock.

        During April 2002, our company sold 500,000 of its Ordinary Shares pursuant to its universal shelf registration statement. We realized gross proceeds of approximately $6.6 million and net proceeds of approximately $6.5 million after fees and expenses. Proceeds from the offering may be used, among other things, to continue development of San Cristobal, to continue exploring our other properties, to maintain control or ownership of our properties and for general corporate purposes.

        We will require significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that metals or capital markets will improve or that we will be able to obtain the required financing on terms that we find attractive, or at all.

Forward-Looking Statements

        Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words "anticipate", "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, our company cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

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

  •
  the availability of experienced employees; and

  •
  the factors discussed under "Risk Factors" in our Form 10-K for the period ended December 31, 2001.

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

APEX SILVER MINES LIMITED (Registrant)
Date: May 10, 2002	By:	/s/ THOMAS S. KAPLAN Thomas S. Kaplan Chairman, Board of Directors

QuickLinks

APEX SILVER MINES LIMITED FORM 10-Q QUARTER ENDED MARCH 31, 2002 INDEX
PART I. FINANCIAL INFORMATION
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