Form 10-K/A
period 2001-12-31
APEX SILVER MINES LTD
filed 2002-05-23
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 1-13627

APEX SILVER MINES LIMITED
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands, British West Indies (State of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)
Caledonian House 69 Jennette Street George Town, Grand Cayman Cayman Islands, British West Indies (Address of principal executive office)	Not Applicable (Zip Code)

(345) 949-0050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Ordinary Shares, $0.01 par value Ordinary Shares Subscription Warrants	Name of each exchange on which registered American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $247,000,000 as of March 20, 2002.

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

EXPLANATORY NOTE

        This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 (the "Report") is being filed solely to make the following amendments to the cover and Item 14.

        The cover has been amended to unmark the box indicating that disclosure of delinquent filers is not contained herein in light of the fact that such disclosure of delinquent filers was contained in the Company's proxy statement filed on April 23, 2002.

        ITEM 14: This item has been amended to file a revised Exhibit Number 23, Consent of Independent Accountants.

        This Form 10-K/A constitutes Amendment No. 1 to the Report.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed May 23, 2002 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ THOMAS S. KAPLAN Thomas S. Kaplan Chairman, Board of Directors

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
23.1	Consent of Independent Accountants

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
EXHIBITS
SIGNATURES
EXHIBIT INDEX