Form 10-Q
period 2002-06-30
APEX SILVER MINES LTD
filed 2002-08-14
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

        AT AUGUST 9, 2002, 35,956,781 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$48,014,886	$41,536,181
Prepaid expenses and other assets	235,927	246,508

Total current assets	48,250,813	41,782,689
Property, plant and equipment (net)	92,528,845	89,710,230
Value added tax recoverable	5,089,517	5,071,137
Other non-current assets	268,063	170,709

Total assets	$146,137,238	$136,734,765

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$1,999,170	$1,488,874
Current portion of notes payable	68,915	512,915

Total current liabilities	2,068,085	2,001,789
Notes payable	1,060,700	1,630,200
Commitments and contingencies (Note 5)	—	—
Shareholders' equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 35,897,871 and 34,802,397, shares issued and outstanding for respective periods	358,979	348,024
Contributed surplus	210,121,690	196,032,436
Accumulated deficit	(67,472,216)	(63,277,684)

Total shareholders' equity	143,008,453	133,102,776

Total liabilities and shareholders' equity	$146,137,238	$136,734,765

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period December 22, 1994 (inception) through June 30, 2002
	2002	2001	2002	2001
Income and expenses
Interest and other income	$250,728	$591,611	$458,980	$1,410,711	$13,309,371
Trading gains (losses)	8,351	(89,105)	90,205	(163,248)	(350,716)
Exploration	(769,852)	(842,173)	(1,372,536)	(1,933,553)	(57,722,103)
Administrative	(2,667,400)	(2,172,979)	(3,335,842)	(3,641,317)	(26,204,390)
Amortization and depreciation	(15,060)	(18,870)	(35,340)	(75,700)	(1,063,265)

Loss before minority interest	(3,193,233)	(2,531,516)	(4,194,533)	(4,403,107)	(72,031,103)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886

Net loss for the period	$(3,193,233)	$(2,531,516)	$(4,194,533)	$(4,403,107)	$(67,472,217)

Net loss per Ordinary Share — basic and diluted(1)	$(0.09)	$(0.07)	$(0.12)	$(0.13)	$(2.62)

Weighted average Ordinary Shares outstanding	35,557,288	34,568,170	35,208,505	34,512,847	25,773,196

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,		For the Period December 22, 1994 (inception) through June 30, 2002
	2002	2001
Cash flows from operating activities:
Net cash used in operating activities	$(1,395,235)	$(4,436,475)	$(68,968,750)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,853,955)	(8,961,146)	(84,356,355)

Net cash used in investing activities	(2,853,955)	(8,961,146)	(84,356,355)
Cash flows from financing activities:
Payments of notes payable	(60,000)	(313,086)	(1,673,893)
Net proceeds from issuance of Ordinary Shares	6,550,000	—	198,311,070
Proceeds from exercise of stock options	4,237,895	263,500	4,985,770
Deferred organization costs	—	—	(282,956)

Net cash from (used in) financing activities	10,727,895	(49,586)	201,339,991

Net increase (decrease) in cash and cash equivalents	6,478,705	(13,447,207)	48,014,886
Cash and cash equivalents — beginning of period	41,536,181	61,103,263	—

Cash and cash equivalents — end of period	$48,014,886	$47,656,056	$48,014,886

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$255,673	$155,512
Stock issued as compensation	$192,223	$—
Stock issued for mineral property options	$405,750	$222,097
Stock issued for available for sale securities	$96,750	$87,665
Stock issued for payment of notes payable	$953,500	$775,373
Stock issued as compensation to consultants	$628,827	$525,440
Warrants issued as compensation to consultants	$1,038,000	$—

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

2. New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings or financial position but does not believe it will be material based on its current mine plan and understanding of the standard.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("FAS 145") which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice. The Company does not believe FAS 145 will have a material impact on its results of operations or financial position.

        In June 2002, the FASB issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that FAS 146 will have a material impact on its results of operations or financial position.

3. Value Added Tax Recoverable

        The Company has recorded the value added tax ("VAT") paid by its wholly owned subsidiary, ASC Bolivia as a recoverable asset. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the application process in Mexico is current, no refunds have been received in over two years. Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company's intent to recover the full amount of VAT paid in Mexico. At June 30, 2002, the recoverable VAT recorded for Bolivia and Mexico is $4,906,836 and $182,681, respectively, net of impairment.

4. Property, Plant and Equipment

        The components of property, plant and equipment were as follows:

	June 30, 2002	December 31, 2001
Mineral properties	$88,792,460	$85,676,630
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,049,941	3,049,941
Other furniture and equipment	839,065	845,268

	94,089,708	90,980,081
Less: Accumulated depreciation	(1,560,863)	(1,269,851)

	$92,528,845	$89,710,230

5. Commitments and Contingencies

        During the quarter ended June 30, 2002, Electroandina, the owner of the Tocopilla Port in Chile, drew down its full $410,000 letter of credit from the Company as reimbursement for its out-of-pocket expenses incurred to date. At June 30, 2002, the Company has a remaining outstanding letter of credit in the amount of $200,000 associated with the power facilities for the San Cristobal Project.

6. Shareholder's Equity

        During April 2002, the Company sold 500,000 of its Ordinary Shares pursuant to its universal shelf registration statement. The Company realized gross proceeds of approximately $6.6 million and incurred fees and expenses of approximately $0.1 million, which were paid in the form of a stock grant. Proceeds from the offering may be used, among other things, to continue development of San Cristobal, to continue exploring our other properties, to maintain control or ownership of our properties and for general corporate purposes.

        Also, during the six month period ended June 30, 2002, options to purchase 465,214 shares were exercised by employees, consultants and former directors at an average exercise price of $9.11.

        In addition, the Company issued grants of its Ordinary Shares and options and warrants to purchase its Ordinary Shares to settle certain financial obligations during the year, in lieu of cash. Grants of Ordinary Shares are valued at market on the day of issuance. Options and warrants to purchase Ordinary Shares are valued at the day of grant using a Black-Scholes option-pricing model.

        The Company issued the following Ordinary Share based instruments and recorded the value to the appropriate account during the year to date period ended June 30, 2002:

Purpose	Instrument Type	Number of Shares	Value Recorded
Employee compensation	Grants of Shares	20,763	$192,223
Exploration joint venture funding	Grants of Shares	30,000	$502,500
Payment of notes payable	Grants of Shares	58,895	$953,500
Consulting fees	Grants of Shares	15,995	$167,411
Syndication fees	Grants of Shares	4,633	$77,603
Consulting fees	Options to Purchase	62,500	$383,813
Consulting fees	Warrants to Purchase	150,000	$1,038,000

        The 150,000 warrants are all at an exercise price of $9.27 and expire on May 22, 2007. The option grants included a 50,000 share grant at $7.00 per share expiring September 1, 2003, and two grants totaling 12,500 shares at $8.00 per share expiring June 28, 2002.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited ("Apex Limited", "our company" or "we") for the three month and six month periods ended June 30, 2002 and changes in our financial condition from December 31, 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2001.

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

Results of Operations—Three Months Ended June 30, 2002

        Interest and other income.    Interest and other income for the second quarter of 2002 is $0.3 million, as compared to $0.6 million for the second quarter of 2001. The decrease in interest and other income for the second quarter of 2002 is primarily the result of lower cash balances and lower interest rates during 2002, compared to cash balances and interest rates during the same period of 2001.

        Trading gains and losses.    During the second quarter of 2002, we recorded an insignificant mark to market gain related to our metals trading program compared to a $0.1 million mark to market loss for the same period in 2001. We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Exploration.    Exploration expenses were unchanged at $0.8 million for the second quarter of 2002 compared to the second quarter of 2001. The 2002 expenses include the $0.4 million value of stock issued to increase our interest in the Aldea Zapote joint venture property in El Salvador to 60%.

        Administrative.    Administrative expenses are $2.7 million for the second quarter of 2002, compared to $2.2 million for the second quarter of 2001. The second quarter 2002 expenses include the $1.7 million value of stock warrants and stock grants made to certain consultants and advisors in lieu of cash compared to the $0.5 million value of similar grants made during the second quarter of 2001. The decrease in cash administrative expenses during the second quarter of 2002 as compared to the second quarter of 2001 is primarily the result of cost savings associated with the reduction in personnel and office facilities as part of our cash conserving policy.

Results of Operations—Six Months Ended June 30, 2002

        Interest and other income.    Interest and other income for the first six months of 2002 is $0.5 million, as compared to $1.4 million for the first six months of 2001. The decrease in interest and other income for the first six months of 2002 is primarily the result of lower cash balances and lower interest rates during 2002, compared to cash balances and interest rates during the same period of 2001.

        Trading gains and losses.    During the first six months of 2002, we recorded a $0.1million mark to market gain related to our metals trading program compared to a $0.2 million mark to market loss for the same period in 2001. We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance FAS 133. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Exploration.    Exploration expense was $1.4 million for the first six months of 2002 compared to $1.9 million for the same period of 2001. The expenses include the $0.4 million and $0.2 million value of stock issued in 2002 and 2001 respectively to purchase and increase our interest in the Aldea Zapote joint venture property in El Salvador. The decrease in exploration expense for 2002 as compared to 2001 is the result of reduced exploration activity as we continue to conserve our cash position and concentrate resources on the San Cristobal property.

        Administrative.    Administrative expenses are $3.3 million for the first six months of 2002, compared to $3.6 million for the same period of 2001. The 2002 expenses include the $1.7 million value of stock warrants and stock grants made to certain consultants and advisors in lieu of cash compared to the $0.5 million value of similar grants made during 2001. The decrease in cash administrative expenses during the first six months of 2002 as compared to 2001 is primarily the result of cost savings associated with the reduction in personnel and office facilities as part of our cash conserving policy.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents of $48.0 million, compared to $41.5 million at December 31, 2001. The increase in cash is the result of $6.6 million in proceeds received from the sale of Ordinary Shares and $4.2 million in proceeds from the exercise of our company's stock options by certain employees, consultants and ex-directors, reduced by $2.8 million invested in property, plant and equipment related to the development of the San Cristobal Project and $1.4 million used to fund operations, property holding costs and administrative costs, net of interest and other income and a $0.1 million payment on outstanding notes.

        During April 2002, our company sold 500,000 of its Ordinary Shares pursuant to our universal shelf registration statement. We realized gross proceeds of approximately $6.6 million and incurred fees and expenses of approximately $0.1 million, which was paid in the form of a stock grant. Proceeds from the offering may be used, among other things, to continue development of San Cristobal, to continue exploring our other properties, to maintain control or ownership of our properties and for general corporate purposes.

        Unless there is an improvement in the metals and capital markets, we expect to limit operations and project spending for the remaining six months of the year to approximately $5.0 million. We could significantly reduce these expenditures even further while still maintaining our current properties and key personnel should we deem it strategically desirable to do so. We plan to fund our project and operating expenditures for the remainder of the year from our existing cash balances, from interest and other income and from the issuance of limited amounts of stock.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders was held on May 30, 2002. At the meeting the following directors were elected until 2005:

	Number of Ordinary Shares Voted
Director
	Affirmative	Negative
Ove Hoegh	31,981,568	95,762
Keith Hulley	31,981,568	95,762
Paul Soros	31,981,568	95,762

        The directors continuing in office until 2003 or 2004 are Harry M. Conger, David Sean Hanna, Charles L. Hansard, Thomas S. Kaplan, Kevin R. Morano and Charles B. Smith.

        The shareholders also ratified the Company's selection of PricewaterhouseCoopers LLP as the independent accountants for the 2002 fiscal year with an affirmative vote of 32,030,218 Ordinary Shares, with 33,900 Ordinary Shares voting against and 13,212 Ordinary Shares abstaining.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Indemnification Agreement
99.1	Certification of Financial Information
  (b)
  The Company filed a Form 8-K dated April 26, 2002, reporting under Item 5 the completion of the sale of 500,000 Ordinary Shares under its Registration Statement on Form S-3.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED (Registrant)
Date: August 14, 2002	By:	/s/ THOMAS S. KAPLAN Thomas S. Kaplan Chairman, Board of Directors
Date: August 14, 2002	By:	/s/ MARK A. LETTES Mark A. Lettes Chief Financial Officer

QuickLinks

APEX SILVER MINES LIMITED FORM 10-Q QUARTER ENDED JUNE 30, 2002 INDEX
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