Form 10-Q
period 2002-09-30
APEX SILVER MINES LTD
filed 2002-11-12
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

        AT NOVEMBER 8, 2002, 36,012,700 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$46,038,919	$41,536,181
Prepaid expenses and other assets	101,945	246,508

Total current assets	46,140,864	41,782,689
Property, plant and equipment (net)	93,513,635	89,710,230
Value added tax recoverable	5,184,073	5,071,137
Other non-current assets	269,234	170,709

Total assets	$145,107,806	$136,734,765

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$2,453,737	$1,488,874
Current portion of notes payable	—	512,915

Total current liabilities	2,453,737	2,001,789
Notes payable	898,958	1,630,200
Commitments and contingencies (Note 5)	—	—
Shareholders' equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 35,993,443 and 34,802,397, shares issued and outstanding for respective periods	359,934	348,024
Contributed surplus	211,201,307	196,032,436
Accumulated deficit	(69,806,130)	(63,277,684)

Total shareholders' equity	141,755,111	133,102,776

Total liabilities and shareholders' equity	$145,107,806	$136,734,765

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period December 22, 1994 (inception) through Sept. 30, 2002
	2002	2001	2002	2001
Income and expenses
Interest and other income	$198,399	$241,887	$657,379	$1,627,873	$13,507,770
Trading loss	(298,728)	(14,091)	(208,523)	(152,614)	(649,444)
Exploration	(1,483,850)	(1,069,141)	(2,856,386)	(3,002,694)	(59,205,953)
Administrative	(733,582)	(910,300)	(4,069,424)	(4,551,617)	(26,937,972)
Amortization and depreciation	(16,152)	(28,638)	(51,492)	(104,338)	(1,079,417)

Loss before minority interest	(2,333,913)	(1,780,283)	(6,528,446)	(6,183,390)	(74,365,016)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886

Net loss for the period	$(2,333,913)	$(1,780,283)	$(6,528,446)	$(6,183,390)	$(69,806,130)

Net loss per Ordinary Share—basic and diluted(1)	$(0.06)	$(0.05)	$(0.18)	$(0.18)	$(2.65)

Weighted average Ordinary Shares outstanding	35,976,222	34,704,338	35,785,050	34,567,357	26,391,397

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,		For the Period December 22, 1994 (inception) through September 30, 2002
	2002	2001
Cash flows from operating activities:
Net cash used in operating activities	$(2,583,391)	$(5,710,704)	$(70,156,906)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,854,898)	(10,426,791)	(85,357,298)

Net cash used in investing activities	(3,854,898)	(10,426,791)	(85,357,298)
Cash flows from financing activities:
Payments of notes payable	(290,657)	(504,913)	(1,904,550)
Net proceeds from issuance of Ordinary Shares	6,550,000	—	198,311,070
Proceeds from exercise of stock options	4,681,684	325,996	5,429,559
Deferred organization costs	—	—	(282,956)

Net cash from (used in) financing activities	10,941,027	(178,917)	201,553,123

Net increase (decrease) in cash and cash equivalents	4,502,738	(16,316,412)	46,038,919
Cash and cash equivalents—beginning of period	41,536,181	61,103,263	—

Cash and cash equivalents—end of period	$46,038,919	$44,786,851	$46,038,919

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$382,119	$269,873
Stock issued as compensation	$195,504	$—
Stock issued for mineral property options	$715,745	$906,754
Stock issued for available for sale securities	$96,750	$87,665
Stock issued for payment of notes payable	$953,500	$775,373
Stock issued as compensation to consultants	$1,002,398	$525,440
Warrants issued as compensation to consultants	$1,038,000	$—

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

2. New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings or financial position but does not believe it will be material based on its current mine plan and understanding of the standard.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("FAS 145"), which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice. The Company does not believe FAS 145 will have a material impact on its results of operations or financial position.

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

3. Value Added Tax Recoverable

        The Company has recorded the value added tax ("VAT") paid by its wholly owned subsidiary, ASC Bolivia as a recoverable asset. The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the

Company intends to develop. Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the application process in Mexico is current, no refunds have been received in over two years. Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company's intent to recover the full amount of VAT paid in Mexico. At September 30, 2002, the recoverable VAT recorded for Bolivia and Mexico is $5,002,483 and $181,590, respectively, net of impairment.

4. Property, Plant and Equipment

        The components of property, plant and equipment were as follows:

	September 30, 2002	December 31, 2001
Mineral properties	$89,913,662	$85,676,630
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,049,941	3,049,941
Other furniture and equipment	845,252	845,268

	95,217,097	90,980,081
Less: Accumulated depreciation	(1,703,462)	(1,269,851)

	$93,513,635	$89,710,230

5. Commitments and Contingencies

        In May 2002, Electroandina, the owner of the Tocopilla Port in Chile, drew down its full $410,000 letter of credit from the Company as reimbursement for its out-of-pocket expenses incurred to date. At September 30, 2002, the Company has a remaining outstanding letter of credit in the amount of $200,000 associated with the power facilities for the San Cristobal Project.

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

        Also, during the nine month period ended September 30, 2002, options to purchase 513,294 Ordinary Shares were exercised by employees, consultants and former directors at an average exercise price of $9.12, generating net proceeds of approximately $4.7 million.

        In addition, the Company issued grants of its Ordinary Shares and options and warrants to purchase its Ordinary Shares to settle certain financial obligations during the year, in lieu of cash. Grants of Ordinary Shares are valued at market on the day of issuance. Options and warrants to purchase Ordinary Shares are valued at the day of grant using a Black-Scholes option-pricing model.

        The Company issued the following Ordinary Share based instruments and recorded the value to the appropriate account during the year to date period ended September 30, 2002:

Purpose	Instrument Type	Number of Shares	Value Recorded
Employee compensation	Grants of Shares	21,090	$195,504
Exploration joint venture funding	Grants of Shares	52,677	$715,745
Payment of notes payable	Grants of Shares	58,895	$953,500
Consulting fees	Grants of Shares	40,456	$618,586
Syndication fees	Grants of Shares	4,633	$77,603
Consulting fees	Options to Purchase	62,500	$383,813
Consulting fees	Warrants to Purchase	150,000	$1,038,000

        The 150,000 warrants were issued at an exercise price of $9.27 and expire on May 22, 2007. The option grants included a 50,000 share grant at $7.00 per share expiring September 1, 2003, and two grants totaling 12,500 shares at $8.00 per share expiring June 28, 2002.

7. Subsequent Event

        On November 4, 2002, 4,045,066 outstanding Ordinary Share subscription warrants expired in accordance with their terms. The warrants were issued in November 1999, and were exercisable into Ordinary Shares anytime on or before November 4, 2002, at a price of $18 per Ordinary Share.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited ("Apex Limited", "our company" or "we") for the three month and nine month periods ended September 30, 2002 and changes in our financial condition from December 31, 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2001.

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

        Apex Limited is incorporated in the Cayman Islands and does not conduct any business that currently generates U.S. taxable income. There is currently no corporate taxation imposed by the Cayman Islands. If any form of taxation were to be enacted in the Cayman Islands, we have been granted exemption until January 16, 2015. Apex Silver Mines Corporation, our U.S. management services company, and a wholly owned exploration subsidiary, are subject to U.S. federal, state and local income taxes. Other than the management services company and the exploration subsidiary, our company does not pay income tax in the U.S.

Results of Operations—Three Months Ended September 30, 2002

        Interest and other income.    Interest and other income was unchanged at approximately $0.2 million for the third quarter of 2002 compared to the third quarter of 2001.

        Trading gains and losses.    During the third quarter of 2002, we recorded a $0.3 million mark to market loss related to our metals trading program compared to a negligible mark to market loss for the same period in 2001. We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities. The 2002 mark to market loss was primarily related to declining zinc prices during the period.

        Exploration.    Exploration expense was $1.5 million for the third quarter of 2002 compared to $1.1 million for the same period of 2001. The increase in exploration expense during 2002 is primarily the result of expenditures related to the drilling program on the Paca/Pulacayo project 95 kilometers northeast of San Cristobal. The expenses include the $0.3 million and $0.7 million value of stock issued in the third quarter of 2002 and 2001, respectively, to acquire and maintain certain mineral property options.

        Administrative.    Administrative expenses are $0.7 million for the third quarter of 2002, compared to $0.9 million for the third quarter of 2001. The decrease in cash administrative expenses during the third quarter of 2002 as compared to the third quarter of 2001 is primarily the result of cost savings associated with the reduction in personnel and office facilities as part of our cash conserving policy. The third quarter 2002 expenses include the $0.3 million value of stock grants made to certain consultants and advisors in lieu of cash. Similar amounts paid to consultants during the same period of 2001 were made in cash.

Results of Operations—Nine Months Ended September 30, 2002

        Interest and other income.    Interest and other income for the first nine months of 2002 is $0.7 million, as compared to $1.6 million for the first nine months of 2001. The decrease in interest and other income for the first nine months of 2002 is primarily the result of lower cash balances and lower interest rates during 2002, compared to cash balances and interest rates during the same period of 2001.

        Trading gains and losses.    During the first nine months of both 2002 and 2001, we recorded mark to market losses of approximately $0.2 million related to our metals trading program. We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with FAS 133.

        Exploration.    Exploration expense was $2.9 million for the first nine months of 2002, which is comparable to $3.0 million for the same period of 2001. The expenses include the $0.7 million and $0.9 million value of stock issued in 2002 and 2001, respectively, to acquire and maintain certain mineral property options.

        Administrative.    Administrative expenses are $4.1 million for the first nine months of 2002, compared to $4.6 million for the same period of 2001. The decrease in cash administrative expenses during the first nine months of 2002 as compared to 2001 is primarily the result of cost savings associated with the reduction in personnel and office facilities as part of our cash conserving policy. The 2002 expenses include the $1.9 million value of stock warrants and stock grants made to certain consultants and advisors in lieu of cash, compared to the $0.5 million value of stock grants made during 2001.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash and cash equivalents of $46.0 million, compared to $41.5 million at December 31, 2001. The increase in cash is the result of $6.6 million in proceeds received from the sale of Ordinary Shares and $4.7 million in proceeds from the exercise of our company's stock options by certain employees, consultants and former directors, reduced by $3.9 million invested in property, plant and equipment related to the development of the San Cristobal Project, $2.6 million used to fund operations, property holding costs and administrative costs, net of interest and other income and, a $0.3 million payment on outstanding notes.

        During April 2002, our company sold 500,000 of its Ordinary Shares pursuant to our universal shelf registration statement. We realized gross proceeds of approximately $6.6 million and incurred fees and expenses of approximately $0.1 million, which were paid in the form of a stock grant. Proceeds from the offering may be used, among other things, to continue development of San Cristobal, to continue exploring our other properties, to maintain control or ownership of our properties and for general corporate purposes. At September 30, 2002,

        During the year we issued 156,661 Ordinary Shares, pursuant to our universal shelf registration statement, having an aggregate value of approximately $2.3 million, for shares and other consideration related to an exploration property, for options to acquire exploration properties and as consideration for certain expenditures with respect to the properties, for the repayment of debt, as a contribution to a charitable foundation and as payments for consulting services. In Addition, we issued 150,000 warrants to purchase Ordinary Shares and 62,500 options to purchase Ordinary Shares as payments for consulting services. The warrants and options had an aggregate value of approximately $1.4 million.

        At September 30, 2002, we have remaining securities with an approximate value of $200 million, available for issue under our universal shelf registration statements.

        Unless there is an improvement in the metals and capital markets, we expect to limit operations and project spending for the remaining three months of the year to approximately $3.0 million. We could significantly reduce these expenditures even further while still maintaining our current properties and key personnel should we deem it strategically desirable to do so. We plan to fund our project and operating expenditures for the remainder of the year from our existing cash balances, from interest and other income and from the issuance of limited amounts of stock.

        We will require significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that metals or capital markets will improve or that we will be able to obtain the required financing on terms that we find attractive, or at all.

Subsequent Events

        Our 4,045,066 outstanding Ordinary Share subscription warrants expired in accordance with their terms on November 4, 2002. Each warrant was exercisable for one Ordinary Share at $18.00 per share. None of the warrants was exercised.

        Effective October 24, 2002, Keith R. Hulley was named Chief Executive Officer of Apex Silver Mines Limited and Apex Silver Mines Corporation, our management services company. Mr. Hulley has been a director of Apex Silver Mines Limited since April 1997 and has served as President and Chief Operating Officer of our management services company since April 1998 and as Executive Vice President and Chief Operating Officer since October 1996. Thomas S. Kaplan continues to serve as Chairman of the Board of Directors of Apex Silver Mines Limited.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

        Currently our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relatively low exposure to currency fluctuations. Because we conduct our activities largely in several foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

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

Item 4. Controls and Procedures

        Our company's chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days of the filing date of this report. Their evaluation concluded that effectiveness of our disclosure controls and procedures are satisfactory.

        There were no significant changes in our company's internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit Description
99.1	Certification of Financial Information

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED (Registrant)
Date: November 12, 2002	By:	/s/ KEITH R. HULLEY Keith R. Hulley President and Chief Executive Officer
Date: November 12, 2002	By:	/s/ MARK A. LETTES Mark A. Lettes Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

        I, Keith R. Hulley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Apex Silver Mines Limited;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ KEITH R. HULLEY Keith R. Hulley Chief Executive Officer

        I, Mark A. Lettes, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Apex Silver Mines Limited;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (d)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (e)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MARK A. LETTES Mark A. Lettes Chief Financial Officer

QuickLinks

APEX SILVER MINES LIMITED FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2002 INDEX
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
  Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities
  Item 4. Controls and Procedures
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS