Form 10-Q/A
period 2002-09-30
APEX SILVER MINES LTD
filed 2002-11-14
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") is being filed solely to re-file Exhibit 99.1 under Item 6, to include signatures which were inadvertently omitted in the copy filed.

        This Form 10-Q/A constitutes Amendment No. 1 to the Report.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit Description
99.1	Certification of Financial Information

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED (Registrant)
Date: November 13, 2002	By:	/s/ KEITH R. HULLEY Keith R. Hulley President and Chief Executive Officer
Date: November 13, 2002	By:	/s/ MARK A. LETTES Mark A. Lettes Vice President of Finance and Chief Financial Officer

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

Date: November 13, 2002

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

Date: November 13, 2002

/s/ MARK A. LETTES Mark A. Lettes Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS