Form 10-K
period 2002-12-31
APEX SILVER MINES LTD
filed 2003-03-31
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2002, was approximately $283,000,000, based on the closing price of the Ordinary Shares on the American Stock Exchange of $14.50 per share.

The number of Ordinary Shares outstanding as of March 26, 2003 was 36,393,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

Apex Silver Mines Limited, organized under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver properties in South America, Mexico, Central America and central Asia.  We have a large diversified portfolio of privately owned and controlled silver exploration properties.  We have rights to or control over 100 silver and other mineral exploration holdings, divided into 34 property groups, located in or near the traditional silver producing regions of Bolivia, Mexico, Peru, El Salvador and Kyrgystan.  Our exploration efforts have produced our first development property, our 100% owned San Cristobal Project located in southern Bolivia.  San Cristobal’s proven and probable reserves total 219 million tonnes of ore grading 2.08 ounces per tonne of silver, 1.61% zinc and 0.59% lead, containing 454 million ounces of silver, 7.8 billion pounds of zinc and 2.9 billion pounds of lead.  None of our properties is in production, and consequently we have no operating income or cash flow.

As used herein, Apex Limited, our company, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

All currency references are to United States dollars, unless otherwise indicated.

AVAILABLE INFORMATION

We make available, free of charge through our Internet web site at http://www.apexsilver.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

BUSINESS STRATEGY

Our company is one of a limited number of mining companies which focus on silver exploration, development and production. Our strategy is to capitalize on the San Cristobal Project and our sizeable portfolio of silver exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

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

The principal elements of our business strategy are to:

•                                          proceed to develop the San Cristobal Project into a large scale open pit mining operation when metals markets improve;

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

SAN CRISTOBAL PROJECT

Our 100% owned San Cristobal Project is located in the San Cristobal mining district of the Potosi Department in southern Bolivia, a region that has historically produced a significant portion of the world’s silver supply.  San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the capital city of La Paz.  The project is accessible by a gravel road from the international railroad at Rio Grande, approximately 50 kilometers to the north, and from the town of Uyuni, a former railroad maintenance town, approximately 100 kilometers to the northeast.  The railroad begins at the Chilean port of Antofagasta, approximately 460 kilometers southwest of San Cristobal, and continues north to La Paz.

The San Cristobal property is comprised of certain mining concessions which are part of a large block of concessions covering approximately 480,000 acres which we own or control.  In addition, we have acquired rights to approximately 200,000 acres for transportation and power lines.  Under these mining concessions, our company has the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government.

Our San Cristobal property is largely unexploited.  The relatively small, shut down Toldos mine, located approximately 1.5 kilometers from the proposed San Cristobal open pit mine, was mined by underground block caving and open pit mining between 1985 and 1995.  At present, there is no significant mining or processing plant or equipment on the San Cristobal property.

We believe that our San Cristobal property contains one of the largest known open pit silver-lead-zinc deposits in the world. Additional drilling in 1998 doubled proven and probable reserves at San Cristobal, which total 219 million tonnes of ore grading 2.08 ounces per tonne of silver, 1.61% zinc and 0.59% lead. These reserves contain 454 million ounces of silver, 7.8 billion pounds of zinc and 2.9 billion pounds of lead. The full dimensions of the San Cristobal deposit have not yet been determined; mineralized material extends outward from the identified ore body in most directions as well as to depths below 260 meters.

In September 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. Based on the feasibility study, we anticipate developing a low cost, open pit silver-zinc mine at San Cristobal with a low strip ratio of approximately 1.8:1 (tonnes of waste per tonne of ore), including pre-stripping. Under the study’s mine plan, we would mine the deposit at a rate of approximately 40,000 tonnes of ore per day and process the ore by flotation. We would transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant. The ore would be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate zinc-silver and lead-silver concentrates and lesser amounts of silver bulk concentrates. We expect to transport the filtered concentrates by road or railroad to a port in Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe.

In September 2000, we announced that positive metallurgical and operational improvements occurring subsequent to completion of the San Cristobal feasibility study had further enhanced the project economics. Once commercial production is attained, we believe the operation should produce an annual average of approximately 21 million contained ounces of silver, 478 million contained pounds of zinc and 155 million contained pounds of lead over a mine life of approximately 16 years, with higher production anticipated in the first five years. Based on the geology of San Cristobal, and the drilling, analysis and proven and probable reserves identified to date, we believe that the San Cristobal Project could be extended in life or increased in scale.

Based on estimated revisions made during 2000 to the September 1999 feasibility study for the San Cristobal project, which assumes contract mining, we forecast capital costs for construction to total approximately $435 million, net of approximately $60 million in expected tax credits, including approximately $25 million which will be recovered against our future Bolivian income taxes after commencement of production. We have spent over $95 million in project capital at San Cristobal, including approximately $33 million in construction costs, through December 31, 2002.  We have obtained operating permits for construction and operation of the mine and processing facilities. Unless there is an improvement in the metals markets in 2003, we expect to limit project spending during 2003 to approximately $2 million for continuing work on our transportation, port and power arrangements and payment of holding and permitting costs. When metals markets improve, we expect to complete detailed engineering and incorporate into our feasibility study any changes deriving from our ultimate infrastructure arrangements, which may result in an increase to our forecast construction capital and working capital requirements.

Since completion of the feasibility study, we have continued negotiations related to key infrastructure items including power for the project and the port facilities. In September 2001, we signed a letter of intent with Nor Oeste Pacifico Generacion de Energia Limitada (“NOPEL”) to provide power for San Cristobal, at a price consistent with the feasibility study assumptions. NOPEL is the power generating and transmission subsidiary for the $750 million GasAtacama project, consisting of a natural gas pipeline and a 740-megawatt generating station at Mejillones, Chile. The acquisition of power from NOPEL is our preferred alternative. We are conferring with the various Bolivian government agencies responsible for executing power arrangements involving the import and export of energy. With large natural gas discoveries having taken place in Bolivia since completion of the feasibility study, energy is becoming a fast growing part of the Bolivian economy, and we continue to receive alternative proposals for the usage of domestic electricity.  When power arrangements have been completed, we can proceed to obtain the necessary permits.  We are also working on issues related to transportation of concentrates from the project by road or railroad to the Chilean ports of Tocopilla or Meijillones, respectively.

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

Proven and probable reserves were recalculated in March 2003 using a $4.40 net smelter return per tonne cutoff value and reduced market price assumptions of $4.64 per ounce of silver, $0.42 per pound of zinc and $0.21 per pound of lead, reflecting the three year rolling average prices through December 2002.  The following tables show our proven and probable reserves of silver, zinc and lead for sulfide ore and oxide ore at the San Cristobal Project, which were calculated by Mine Reserve Associates, Inc.

	Proven and Probable Reserves—San Cristobal Project
		Average Grade			Contained Metals (1)
	Tonnes of ore (000s)	Silver Grade (oz./tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)

Sulfide Ore	209,306	1.979	1.73	0.58	414,300	3,516	1,235
Oxide Ore	9,413	4.268	0.10	0.61	41,500	9	58

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

EXPLORATION

Other than San Cristobal, we have a portfolio of silver properties in Bolivia, Mexico, Peru, El Salvador and Central Asia totaling approximately 699,000 acres which contain potential for silver mineralization or other significant exploration potential. These mineral properties consist of:

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

We generally seek to structure our acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant silver and/or other mineralization, our analysis of most of these properties is at a preliminary stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs.

Our exploration holdings consist primarily of ownership interests, leases, options and joint ventures, all in varying percentages. The distribution of these holdings is summarized in the table below. Acreage amounts shown below represent a 100% interest.

Location and Distribution of Exploration Properties

Country	Number of Exploration Property Groups	Acreage

Mexico and Central America
Mexico	6	90,000
El Salvador	1	10,000
Subtotal	7	100,000
South America
Bolivia	12	375,000
Peru	13	60,000
Subtotal	25	435,000
Central Asia	2	164,000
Total	34	699,000

We are continuing to develop the structure of SilEx Limited, a subsidiary into which we may consolidate most of our exploration properties outside the San Cristobal District.  If we elect to proceed with SilEx, SilEx may become an independently funded exploration subsidiary focused on silver, gold and precious metal deposits and polymetallic deposits containing precious metals.

Mexico and Central America

Platosa-Saltillera

In August 2002, our joint venture partners announced high grade mineralization at Platosa, based on 33 out of 62 diamond drill holes in the 35,000 acre Platosa-Saltillera property.  The Platosa-Saltillerra property is located about 5 kilometers northwest of the town of Bermejillo in Durango State in northern Mexico. Drilling has identified three massive sulfide mantos at Platosa. The property is located approximately 1.5 kilometers from a paved highway, railroad and natural gas and powerlines.  We have a 49% interest in the joint venture and we have the right to acquire an additional 2% interest in the joint venture and become the operator of the joint venture upon completion of a prefeasibility study.

To date, five diamond drill holes have been drilled on the Saltillera portion of the property. Drilling at Saltillera has found geologic indications that massive sulfides may exist at depths greater than those drilled. However, because mineralization is shallower at Platosa, our exploration efforts have been concentrated there.

El Zapote

We own 60% of the 10,400 acre El Zapote mining concession in El Salvador from Intrepid Minerals Corporation and have the right to acquire an additional 15% interest if we complete a bankable feasibility study for development of a mine on the property.  To date, we have drilled nine reverse circulation and fourteen diamond holes at El Zapote and have identified two primary target areas for silver, zinc and gold bearing mineralization, Cerro Colorado III and San Casimiro, about 500 meters apart.  Earlier drilling revealed that Cerro Colorado III had the potential for hosting a silver-lead-zinc deposit, and additional drilling completed in 2002 confirms the values and thickness of mineralization found in earlier drilling.  Drilling in 2002 and continuing into 2003 is planned to test the ground north of Cerro Colorado III to determine if mineralization is continuous to San Casimiro, where surface and underground samples indicate good silver values are also present.

Other Mineral Properties

Mexico is the largest producer of silver in the world. In addition to the core properties described above, we have holdings in the historic Zacatecas mining district as well as a silver property in Guerrero State.

South America

Pulacayo

We are evaluating the 11,500 acre Pulacayo property located in the Potasi Department of Southern Bolivia approximately 140 kilometers northeast of the San Cristobal Project.  We have leased the Pulacayo concessions from the Pulacayo Cooperatiave.  To date, we have drilled thirteen core holes into a sheeted vein zone at the site of a former large underground silver mine, of which six encountered mineralization. We plan to continue our evaluation of the Pulacayo sheeted vein target in 2003.  The collected data are being evaluated and we currently are continuing our metallurgical studies.

Other Mineral Properties

Our holdings, joint ventures and options in Bolivia, other than the San Cristobal Project, total approximately 370,000 acres, including the Pulacayo property in the historic Pulacayo silver mining district. We continue to seek additional silver exploration opportunities in Bolivia.

We have an exploration office in Lima and are actively exploring for silver in Peru, the world’s second largest silver producing country. We have acquired the mineral rights to several historic silver districts in the northeastern and southeastern parts of the country.

Central Asia

In 2002, we acquired two mineral prospecting licenses covering approximately 164,000 acres of exploration properties in Kyrghyzstan.

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

As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2002, we had an accumulated deficit of $72.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

Since we have not commenced production on any of our properties, reserves and other mineralization estimates may require adjustments or downward revisions based on actual production experience. Extended declines in market prices for silver, zinc and lead may render portions of our reserves uneconomic and result in reduced reported reserves. Any material reductions in estimates of our reserves and other mineralization, or of our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations and financial condition.

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

Completion of the development of the San Cristobal Project is subject to various factors, including improvement in silver and zinc prices, the availability and timing of acceptable arrangements for financing, power, transportation, construction, contract mining and smelting, or the availability, terms, conditions and timing of required government approvals, including approvals required for the importation of power from a Chilean provider, our preferred alternative.  Currently, silver and zinc prices are the primary factor delaying the development of San Cristobal. The lack of availability on acceptable terms or the delay in any one or more of the other items listed above could also delay or prevent the development of San Cristobal. There can be no assurance:

•                                          when or whether the development of the San Cristobal Project will be commenced or completed;

•                                          whether the resulting operations will achieve the anticipated production volume; or

•                                          that the construction costs and ongoing operating costs associated with the development of the San Cristobal Project will not be higher than anticipated.

If the actual cost to complete the development of the San Cristobal Project is significantly higher than expected, there can be no assurance that we will have enough funds to cover these costs or that we would be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, continued low silver and zinc prices or the failure to obtain necessary project financing on acceptable terms to commence or complete the development of the San Cristobal Project on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations and financial condition.

The successful development of the San Cristobal Project is also subject to the other risk factors described herein.

Dependence on a Single Mining Project—our principal asset is the San Cristobal Project.

We anticipate that the majority, if not all, of any revenues for the next few years and beyond will be derived from the sale of metals mined at the San Cristobal Project. Therefore, if we are unable to complete and successfully mine the San Cristobal Project, our ability to generate revenue and profits would be materially adversely affected.

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

•                                          speculative activities;

•                                          expectations for inflation; and

•                                          political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for our company to predict. Decreases in metals prices have delayed, and could in the future adversely affect, our ability to finance the development of the San Cristobal Project and the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that metals prices will improve.

The following table sets forth for the periods indicated (1) the Comex nearby active silver futures contract’s high and low price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange’s high and low settlement prices of zinc and lead in U.S. dollars per pound.

	Silver		Zinc		Lead
Year	High	Low	High	Low	High	Low
1998	7.28	4.62	0.52	0.42	0.27	0.22
1999	5.77	4.86	0.56	0.41	0.25	0.21
2000	5.57	4.62	0.58	0.46	0.26	0.18
2001	4.83	4.03	0.48	0.33	0.24	0.20
2002	5.13	4.22	0.42	0.33	0.24	0.18

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

Our future growth and profitability will depend, in part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration and development programs. Competition for attractive mineral exploration properties is intense. See “—Competition.” Our strategy is to expand our reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non- productive. Substantial expenditures are required to:

•                                          establish ore reserves through drilling and metallurgical and other testing techniques;

•                                          determine metal content and metallurgical recovery processes to extract metal from the ore; and

•                                          construct, renovate or expand mining and processing facilities.

If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations in any of our properties, other than the San Cristobal Project.

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

None of our mineral properties, including the San Cristobal Project, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop the San Cristobal Project is based on feasibility studies. Decisions about the development of other projects in the future may also be based on feasibility studies. Feasibility studies derive estimates of reserves and operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. See “—Volatility of Metals Prices.” Feasibility studies derive estimates of cash operating costs based upon, among other things:

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

There are a number of uncertainties inherent in the development and construction of any new mine, including the San Cristobal Project. See “—San Cristobal Project Risks.” These uncertainties include:

•                                          the timing and cost, which can be considerable, of the construction of mining and processing facilities;

•                                          the availability and cost of skilled labor, power, water and transportation;

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

We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Our subsidiaries’ ability to pay dividends or make other distributions to our company is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary’s liquidation, we may lose all or a portion of our investment in that subsidiary.

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

We are dependent on the services of key executives including our chairman and our chief executive officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristobal Project. Due to the relatively small size of our company, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristobal Project may delay or otherwise adversely affect the development of the San Cristobal Project, which could have a material adverse effect on our business or future operations.

Substantial Control By Directors, Officers and 5% Shareholders—the substantial control of our company by our directors, officers and 5% shareholders may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

As of March 1, 2003, Thomas S. Kaplan and the other directors of our company and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to these persons or entities, and 5% shareholders beneficially owned approximately 20 million shares, or 55%, of the outstanding shares of our company, assuming the conversion of currently exercisable options and warrants. This level of ownership by these persons may have a significant effect in delaying, deferring or preventing a change in control of our company or other events which could be of benefit to our other shareholders.

There May Be Certain Tax Risks Associated With Investments In Our Company.

Potential investors that are U.S. taxpayers should consider that our company may be considered to be “passive foreign investment company” (a “PFIC”) for federal income tax purposes. If our company were deemed to be a PFIC, then a U.S. taxpayer who disposes or is deemed to dispose of shares of our company at a gain, or who received a so-called “excess distribution” on the shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a “QEF” election). A U.S. taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our company’s ordinary earnings and net capital gain for any taxable year in which our company is a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to the shares of our company if we are classified as a PFIC for income tax purposes.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words “anticipate”, “continue,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

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

•                                          the factors discussed under “Risk Factors.”

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

METALS MARKET OVERVIEW

Silver Market

Silver has traditionally served as a medium of exchange, much like gold.  Silver’s strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal.  While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are industrial, primarily in electrical and electronic components, photography, jewelry, silverware, batteries, computer chips, electrical contacts, and high technology printing. Silver’s anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, new uses of silver are being developed in connection with the use of superconductive wire. The CPM Group estimates, in publications generally available in the industry, that silver use in industrial applications decreased 1.4% to an estimated 819 million ounces in 2002.

Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 80% of mined silver is produced as a by-product of mining lead, zinc, gold, nickel or copper deposits. The CPM Group estimates that total silver supply from mine production, recycling, estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand since 1990, and that stockpiles are continuing to diminish.

According to the CPM Group, silver prices for the five-year period from 1998 through 2002 averaged $4.95, based on the nearby active Comex futures contract settlement price. The high for the period was $7.28, and the low was $4.03. London silver fixing prices, for comparison, averaged $4.94 during this period, with a high of $7.81 and a low of $4.07.  For the twenty-year period from 1978 through 1997, the average Comex settlement price was $7.25, the high was $41.50, and the low was $3.51.

Zinc and Lead Markets

We expect production from San Cristobal to include the extraction, processing and sale of significant quantities of zinc and lead contained in sulfide concentrates.  Our future projects may also involve the production of economically significant quantities of metals other than silver.

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

The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics. Lead is widely recycled, with secondary production accounting in recent years for approximately 50% to 52% of total supply.

According to generally available industry publications of the Fleming Global Mining Group and the International Lead Zinc Study Group, the highest and lowest annual average spot prices for zinc and lead on the London Metals Exchange from 1998 through 2002 were 51.2 and 40.2 U.S. cents per pound and 24.0 and 20.3 U.S. cents per pound, respectively.  For the period from 1978 through 1997, the the highest and lowest annual average spot prices for zinc and lead on the London Metals Exchange were 77.6 and 31.0 U.S. cents per pound and 52.6 and 17.7 U.S. cents per pound, respectively.

MANAGEMENT

Executive Officers and Certain Personnel

Apex Limited has two executive officers. Apex Limited has entered into a Management Services Agreement pursuant to which it has engaged Apex Silver Mines Corporation, our wholly owned subsidiary, referred to as Apex Corporation, to provide a broad range of corporate management and advisory services. Set forth below are certain personnel of Apex Limited and its subsidiaries.

Name	Age	Position
Thomas S. Kaplan	40	Chairman of Apex Limited
Keith R. Hulley	63	Chief Executive Officer, Apex Limited; President, Apex Corporation
Marcel F. DeGuire	53	Vice President of Project Development, Apex Corporation
Mark A. Lettes	53	Chief Financial Officer, Apex Limited; Vice President, Finance and Chief Financial Officer, Apex Corporation
Larry J. Buchanan	58	Chief Geologist, Apex Corporation
Igor Levental	47	Vice President, Investor Relations and Corporate Development, Apex Corporation
Michael F. Shaw	56	Vice President, Project Manager, San Cristobal, Apex Corporation
Carlos H. Fernandez Mazzi	44	President and Chief Executive Officer, Andean Silver Corporation LDC

Thomas S. Kaplan.    Mr. Kaplan has been the Chairman of our board of directors since our inception in March 1996 and is a director and was the founder of companies we acquired in 1996 through 1998. Mr. Kaplan is a principal shareholder in Consolidated Commodities Ltd., a shareholder of Apex Limited. For the past ten years, Mr. Kaplan has served as an advisor to private clients, trusts and fund managers in the field of strategic forecasting, an analytical method which seeks to identify and assess global trends in politics and economics and the way in which such trends relate to international financial markets, particularly in the developing markets of Asia, Latin America, the Middle East and Africa. Mr. Kaplan was educated in Switzerland and England and holds B.A., M.A., and D. Phil. degrees in history from the University of Oxford.

Keith R. Hulley.    Mr. Hulley has been a director since April 1997 and was elected as our Chief Executive Officer in 2002. A mining engineer with more than 40 years experience, Mr. Hulley serves as the President of Apex Corporation and has served as an executive officer of Apex Corporation since its formation in October 1996. From early 1991 until he joined the Company, he served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation, a publicly traded international nickel, gold and copper producer. At Western Mining, Mr. Hulley’s responsibilities included supervising on a global basis strategic planning, mine production, concentrating, smelting, refining and sales. During this period, Western Mining produced on an annual basis approximately 90,000 tonnes of nickel, 700,000 ounces of gold, 80,000 tonnes of refined copper and 1,500 tonnes of uranium oxide. Mr. Hulley also supervised the development and operation of Western Mining’s Mount Keith open-pit nickel mine, an A$450 million mining project. Prior to joining Western Mining, Mr. Hulley was the President, Chief Executive Officer and Chairman of the board of directors of USMX Inc., a publicly traded precious metals exploration company. Mr. Hulley has also served as the President of the minerals division and Senior Vice President for Operations of Atlas Corporation, where he was in charge of mining exploration, development and production. Previously he was Vice President of Mining and Development of the U.S. division of BP Minerals, Inc. Over the course of his career, Mr. Hulley has worked as a miner and shift supervisor in the gold mines of South Africa, as Mine Operation Superintendent of Kennecott Corporation’s Bingham Canyon mine which processed 100,000 tonnes of ore per day, and as project manager of the early phase of the Ok Tedi exploration and development projects in Papua New Guinea. A member of the American Institute of Mining and Metallurgical Engineers and a Fellow of the Australian Institute of Mining and Metallurgy, Mr. Hulley holds a B.S. in mining engineering from the University of Witwatersrand and an M.S. in mineral economics from Stanford University.

Marcel F. DeGuire.    Mr. DeGuire serves as Vice President of Project Development of Apex Corporation. Prior to joining Apex Corporation in August 1996, he served as Vice President of Project Development and Country Manager for those jurisdictions which were formerly part of the Soviet Union for Newmont Gold Company, a subsidiary of Newmont Mining Corporation. During this period, Mr. DeGuire acted as Project Leader of Newmont’s Muruntau large scale open pit heap leach gold project in Uzbekistan. This facility was built to process 37,800 tonnes of ore per day at a cost of $225 million. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. In addition to his work in Central Asia, Mr. DeGuire has been responsible for various feasibility analyses, including Newmont’s Yanacocha gold project in Peru. During his almost 20 years with Newmont, Mr. DeGuire worked as resident manager of a uranium mine and rose to President of several of Newmont’s subsidiaries and became a leading expert in environmental management and mine reclamation, serving as Newmont’s Vice President of Environmental Affairs and Research and Development as well as in other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Canadian Institute of Metallurgy and the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in metallurgical engineering from Michigan Technological University and an M.S. in metallurgical engineering from the University of Nevada, Reno.

Mark A. Lettes.    Mr. Lettes has served as Vice President, Finance and Chief Financial Officer of Apex Corporation since June 1998, and was elected as Apex Limited’s Chief Financial Officer in 2002.  Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with over 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at

AMAX Inc. including Manager of Corporate Development, Manager Futures Analysis and Group Planning Administration. In those positions, Mr. Lettes was responsible for planning and economic analysis activities for AMAX and for business development and acquisition functions. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50% of Alumax, AMAX’s aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in marketing from the University of Connecticut and an M.B.A. from Ohio State University.

Dr. Larry J. Buchanan.    Dr. Buchanan has served as Chief Geologist and a principal advisor to our international operations since he joined Apex Corporation in 1995. Dr. Buchanan was an independent consultant from 1990 through 1994. Dr. Buchanan is a noted exploration geologist with a reputation as one of the industry’s leading experts on epithermal deposits, on which he has written several definitive texts. His analysis of such deposits has given rise to the industry paradigm known as “The Buchanan Model”.  Dr. Buchanan has published eight geological texts, played a key role in identifying several multi-million ounce gold deposits, and developed implementation programs for numerous currently producing mines. His consulting clients included Cyprus Minerals Company, FMC Corporation, Total Resources, Inc. and Fischer-Watt Gold Co. Inc. Dr. Buchanan is a shareholder and director of Begeyge Minera Ltda. Dr. Buchanan holds a B.Sc. and a Ph.D in economic geology from the Colorado School of Mines.

Igor Levental.   Mr. Levental has served as Vice President, Investor Relations and Corporate Development of Apex Corporation since January 2003.  From September 2002 until joining Apex Corporation, Mr. Levental was an independent consultant.  Mr. Levental served as Director of Corporate Communications for Dicon Fiberoptics, Inc. from March 2002 through September 2002, where he was responsible for marketing and promoting Dicon in advance of Dicon’s initial public offering. From 1999 to 2002, Mr. Levental served as Homestake Mining Company’s Vice President of Investor Relations where he was responsible for the design and implementation of Homestake’s investor relations strategy.  Mr. Levental served as Manager, Corporate Development for Homestake from 1994 to 1999.  As a member of Homestake’s Corporate Development team, Mr. Levental assisted in various corporate development transactions totalling over $1 billion.    From 1992 to 1994, Mr. Levental was a Senior Consultant for Homestake.  Mr. Levental has a total of 21 years of experience in investor relations and corporate development.  Mr. Levental earned a B.Sc. in chemical engineering and an M.B.A. from the University of Alberta, Canada.  Mr. Levental is a registered professional engineer in the province of Ontario and is a member of the National Investor Relations Institute.

Michael F. Shaw.    Mr. Shaw has served as Vice President of Apex Corporation since May 2000 and as Project Manager for the San Cristobal Project since January 1999. Prior to joining Apex Corporation, Mr. Shaw served from 1996 through 1998 as Vice President of Tiomin Resources and as Vice President, General Manager and a director of Panama Cobre, S.A., a subsidiary of Tiomin. At Tiomin, he was responsible for development activity at the Cerro Colorado copper deposit in Panama. Mr. Shaw previously served from 1994 to 1996 as Project Director for Cyprus Amax Minerals Company on the solvent extraction-electrowinning expansion of its Cerro Verde copper mine in Peru. Under Mr. Shaw’s management, Cerro Verde’s expansion was completed on schedule and under budget. In addition, Mr. Shaw has held numerous project management positions for Bechtel Corporation and Kvaerner Metals (Davy McKee). Over the course of his career, he helped build the Andacollo gold mine in Chile, the El Abra copper mine in Chile, the Jerritt Canyon gold mine in Nevada and Magma Copper Company’s flash copper smelter in Arizona. A metallurgical engineer with nearly 30 years experience, Mr. Shaw began his career as a metallurgist for Phelps Dodge Corporation before specializing in project management. He earned a B.S. in chemistry and an M.S. in metallurgical engineering from the University of Texas at El Paso.

Carlos H. Fernandez Mazzi.    Mr. Fernandez has served as President and Chief Executive Officer of Andean Silver Corporation LDC, our wholly owned subsidiary, since January 2002. From January 1999 through year-end 2001, he served as Executive Vice President and Chief Operating Officer of Andean Silver Corporation, and since July 1998 he has been a director of the San Cristobal Foundation. Andean Silver Corporation indirectly owns the San Cristobal Project. The San Cristobal Foundation implements community related investments near the San Cristobal Project. Prior to joining our company, Mr. Fernandez worked in the financial sector for over 12 years, specializing in investment banking and trade finance. From September 1996 through July 1998, Mr. Fernandez was a founding partner and director of Sudamer Valores S.A., a licensed brokerage firm, and a founding partner and chief executive officer of Innova Capital, a financial advisory and asset management firm, both located in La Paz,

Bolivia. From 1985 through 1996, he held various positions at BHN Multibanco S.A., including director responsible for new business development, Executive Vice President and Vice President, Operations and Finance. Mr. Fernandez earned a B.S. in industrial and systems engineering from the University of Arkansas and an M.B.A. from the University of Notre Dame.

As of March 26, 2003, we had approximately 40 full-time employees.

Our insider trading policy permits our officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in our securities under Rule 10b5-1 of the Securities Exchange Act of 1934. Certain of our officers previously have established such plans, and we anticipate that some or all of our other officers, directors or insiders may establish trading plans at some date in the future.

Our subsidiary, Apex Corporation, provides management, advisory and administrative services to us under a Management Services Agreement dated October 22, 1996. The services provided by Apex Corporation include:

•                                          identifying and evaluating investment opportunities;

•                                          making recommendations to our board of directors with respect to our exploration and development activities;

•                                          providing staffing, employees and the necessary expertise to manage our business and monitor its exploration and development activities; and

•                                          advising us with respect to investments, contractual and financing activities and providing financial services.

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

U.S. Unit	Metric Measure
1 acre	0.4047 hectares
1 foot	0.3048 meters
1 mile	1.609 kilometer
1 ounce (troy)	31.103 grams
1 ton	0.907 tonne

Metric Unit	U.S. Measure
1 hectare	2.47 acres
1 meter	3.28 feet
1 kilometer	0.62 miles
1 gram	0.032 ounces (troy)
1 tonne	1.102 tons

ITEM 3: LEGAL PROCEEDINGS

We may be subject from time to time to legal claims or proceedings, with or without merit.  There are currently no legal claims or proceedings pending against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Ordinary Shares are listed on the American Stock Exchange under the symbol “SIL.” As of March 26, 2003, we had approximately 170 shareholders of record and an estimated 6,500 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

We have never paid any dividends on our Ordinary Shares and expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.

The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 26, 2002 was $13.17.

	2002		2001
Period	High	Low	High	Low
1st Quarter	$13.46	$9.73	$10.60	$7.35
2nd Quarter	18.12	11.85	11.49	7.20
3rd Quarter	17.00	11.55	11.38	8.65
4th Quarter	15.63	12.15	10.10	8.42

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of our company for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, and the period from December 22, 1994 (inception) through December 31, 2002, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,					For the period December 22, 1994 Inception Through
	2002	2001 Restated	2000 Restated	1999	1998	December 31,
						2002
	(amounts in thousands, except per share amounts)
Statement of Operations:
Income and expenses
Interest and other income	$870	$2,158	$5,206	$1,028	$2,456	$13,720
Trading gains (losses)	(71)	(972)	457	86	(12)	(512)
Exploration	(3,852)	(3,727)	(4,412)	(6,014)	(9,966)	(60,158)
Administrative	(5,534)	(5,916)	(8,755)	(2,846)	(3,339)	(29,283)
Amortization and depreciation	(67)	(127)	(236)	(233)	(169)	(1,095)
Loss before minority interest	(8,654)	(8,584)	(7,740)	(7,979)	(11,030)	(77,328)
Minority interest in loss of consolidated subsidiary	—	—	—	—	—	4,559
Net loss for the period	$(8,654)	$(8,584)	$(7,740)	$(7,979)	$(11,030)	$(72,769)
Net loss per Ordinary Share — Basic and diluted	$(0.24)	$(0.25)	$(0.22)	$(0.29)	$(0.42)	$(2.73)
Weighted average Ordinary Shares outstanding	35,678	34,634	34,473	27,601	26,212	26,701

Cash Flow Data:
Net cash provided by (used in) financing activities	$11,277	$(148)	$(439)	$94,073	$(267)	$201,890
Net cash used in operating activities	(3,692)	(7,175)	(7,582)	(8,289)	(11,463)	(71,266)
Net cash used in investing activities	(4,976)	(12,244)	(27,172)	(15,705)	(19,086)	(86,478)
	$2,609	$(19,567)	$(35,193)	$70,079	$(30,816)	$44,146

Balance Sheet Data:
Total assets	$144,055	$135,898	$143,715	$151,077	$62,347
Long term liabilities	770	1,630	1,896	3,137	1,967
Shareholders’ equity	141,731	132,266	137,557	144,828	58,397

                As more fully described in Note 1 to the Consolidated Financial Statements, we have restated our financial statements for 2001 and 2000 to reflect changes previously capitalized in property, plant and equipment and expensed to exploration expense as administrative expense.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

Apex Limited is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America, Mexico, Central America and central Asia. We currently focus our resources primarily on the development and financing of our San Cristobal project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income or cash flow.

Our company completed an initial public offering of ordinary shares on December 1, 1997.  We completed a subsequent offering of ordinary shares and warrants during November 1999.

Restatement of Prior Years

In March 2003, we discovered that an employee had embezzled approximately $1.6 million over a 38 month period ending in February 2003.  We have filed both civil and criminal charges against the former employee and are seeking to recover the amounts stolen.  While we believe our internal controls are adequate and that there are no material weaknesses, management is reviewing internal controls with the assistance of outside accounting specialists to determine any appropriate improvements.

We have restated certain amounts in our financial statements for the fiscal years ended December 31, 2001 and 2000 to reflect the losses resulting from the embezzlement.  No credits have been recorded against those losses.  See Note 1 to our Consolidated Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000.  See Note 13 for additional information about the effect on our quarterly results in 2002, 2001 and 2000.  In 2003, the losses resulting from the embezzlement totaled $0.2 million, which is included in the $1.6 million total.  The restated amounts are reflected in the following discussion and analysis.

Results of Operations

Interest and Other Income. Our company does not yet produce silver or any other mineral products and has no revenues from product sales. Our primary source of income is interest income. Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments. Our interest and other income for the year ended December 31, 2002 was $0.9 million compared to $2.2 million and $5.2 million for the years ended December 31, 2001 and 2000, respectively.  The 2002 decrease in interest and other income compared to 2001 is primarily the result of lower average cash balances and lower interest rates during 2002. The decrease in interest and other income for 2001 compared to 2000 was also due to lower average cash balances and lower interest rates during 2001 as compared to 2000.

Trading Gains and Losses. Our company currently engages in limited metals trading activities utilizing puts and calls and other trading instruments in anticipation of potential lender requirements for the San Cristobal project financing.  We measured the fair value of open positions at each reporting date during 2002, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which we adopted January 1, 2001.  Adoption of FAS 133 had no effect on our results of operations or financial position as previously we had marked open positions to market and included gains or losses in earnings.  We recorded a trading loss for the year ended 2002 of approximately $0.1 million compared to a trading loss of approximately $1.0 million for 2001 and a trading gain of approximately $0.4 million for 2000.  The improvement in 2002 of a $0.1 million loss as compared to the $1.0 million loss in 2001 is primarily the result of a smaller deterioration in the value of our long position in zinc during 2002.  The 2001 $1.0 million loss as compared to the $0.4 million gain in 2000 is primarily the result of marking our long position in zinc, and to a lesser extent, silver to market.  Inception to date, we have recorded a loss of approximately $0.5 million related to the trading program.  Of that amount, approximately $0.1 million represents cash losses and the remaining $0.4 million represents unrealized losses at December 31, 2002.  Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Exploration. Our company expenses mineral exploration expenditures on each property as incurred until we determine that mining operations on that property are feasible. Once we have determined that a mineral property has proven and probable ore reserves, we capitalize all development costs. Through December 31, 2002, we have expensed all acquisition and exploration costs as incurred.  Since September 1, 1997, we have capitalized development costs associated with the San Cristobal project and will continue to do so in the future.

Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.9 million, including the $0.9 million value of shares issued to acquire and maintain mineral rights, for the year ended December 31, 2002 as compared to $3.7 million, including the $0.9 million value of shares issued to acquire mineral rights, for the year ended December 31, 2001, and $4.4 million for the year ended December 31, 2000.  The decreases in our exploration expenses since 2000 are due primarily to the increased emphasis on conserving our cash balances.

Administrative.  Our administrative expenses were $5.5 million for the year ended December 31, 2002 compared to $5.9 million and $8.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease in our administrative expenses since 2000 is primarily the result of cost savings associated with the reduction of personnel and office facilities as part of our cash conserving policy.  In addition, the 2002 and 2001 expenses include $1.9 million and $0.5 million respectively, for the value of stock, options and warrants issued to consultants in lieu of cash.

As a result of the employee embezzlement, the Company recognized a loss through a charge to administrative expense, included in the amounts above, and a reduction of the carrying value of its mineral properties in the amount of $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000 respectively.

Income Taxes.   Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes. Otherwise our company pays no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business that generates U.S. taxable income.  The Cayman Islands currently impose no corporate taxation.  Our company has been granted exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands.  Deferred tax assets of approximately $36 million at December 31, 2002, resulting from operating loss carryforwards of our company’s subsidiaries, have been entirely offset by valuation allowances.

Liquidity and Capital Resources

As of December 31, 2002, our company had cash and cash equivalents of $44.1 million compared to $41.5 million at December 31, 2001.   The increase in our cash and cash equivalents during 2002 is the result of $6.5 million in proceeds received from the sale of Ordinary Shares and $5.1 million in proceeds from the exercise of our company’s stock options by certain employees, consultants and former directors, reduced by $5.0 million invested in property, plant and equipment related to the development of the San Cristobal Project, $3.7 million used to fund operations, property holding costs and administrative costs, net of interest and other income and, a $0.3 million payment on outstanding notes.

Our company has a universal shelf registration statement filed with the Securities and Exchange Commission that became effective September 8, 2000.  The universal shelf registration statement allows us to raise up to $200 million by selling any combination of equity or debt securities listed in the statement.  Proceeds from offerings under the shelf registration, if any, may be used to construct and develop San Cristobal, continue exploring our other properties, maintain control or ownership of our properties and acquire additional mining related properties or businesses, and for general corporate purposes.  From the effective date of the shelf registration statement through December 31, 2002 a total of 1,024,868 Ordinary Shares valued at $14.2 million had been issued as summarized in the following table:

Description of Issuances	Number of Ordinary Shares Issued	Recorded Value of Ordinary Shares Issued

Sale of Ordinary Shares	500,000	$6,550,000
Payment of consulting fees	240,655	$4,088,485
Purchase and maintain mineral rights	154,443	$1,798,910
Payment of notes payable	129,770	$1,729,581

Totals	1,024,868	$14,166,976

The major pre-financing expenditures related to San Cristobal have been completed and unless there is an improvement in metals markets in 2003, we expect to limit project spending during the year to approximately $2 million for continuing work on our transportation, port and power arrangements and payment of holding and permitting costs.  In addition, in order to maintain our current portfolio of mineral properties, we expect to make lease, patent and option payments during the next twelve months of about $1 million.  There also is likely to be some discretionary spending on attractive new exploration opportunities as they arise. Total administrative expenses are not expected to exceed $6 million during 2003, net of interest and other income.  Our company could maintain its current properties and retain key personnel while significantly reducing its expenditures should we deem it strategically desirable to do so.  We plan to fund our project and operating expenditures from our existing cash balances or, as in 2002 and 2001, we may issue limited amounts of stock.

We will be required to raise significant additional debt and equity financing from outside sources to complete development of the San Cristobal project.  Based on estimated revisions made during 2000 to the September 1999 feasibility study for the San Cristobal project, which assumes contract mining, we forecast capital costs for construction to total approximately $435 million net of approximately $60 million in expected tax credits, including approximately $25 million which will be recovered against our company’s future Bolivian income taxes after commencement of production.  We have spent approximately $33 million on construction costs through December 31, 2002 and have expended over $94 million in total project capital to date.  When and if metals markets improve, our company expects to complete detailed engineering and incorporate into our feasibility study any changes deriving from our ultimate infrastructure arrangements, which may result in increases to our forecasted construction capital and working capital requirements. We continue to work with our co-lead arrangers for project financing, Barclays Capital and Deutsche Bank Securities Inc., as well as several multilateral funding agencies, to develop multilateral financing options for San Cristobal as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and the use of capital markets. There can be no assurance that metals or capital markets will improve or that we will be able to obtain the required financing on terms that we find attractive, or at all.

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

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. You should also read Note 3 of the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our financial condition and results of operations as reflected in our financial statements are affected by estimates that we, or experts that we have retained, have made as to our proven and probable reserves.  Reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate.  These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings.  Additionally, changes in the market prices of metals may render certain reserves containing relatively lower grades of mineralization uneconomic to mine.  Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves.

We expense general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, development costs are capitalized.  Mineral properties include costs to acquire development properties and property development costs.  When proven and probable ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method based upon estimated recoverable proven and probably reserves. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the period abandoned or sold and a gain or loss is recognized.  Beginning September 1, 1997, all costs associated with the San Cristobal Project have been capitalized.

We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.

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

To complete the project financing for San Cristobal, our company expects to be required to hedge a portion of its planned production.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  Our company currently engages in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. See “Results of Operations.”

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 14, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” and contained in this Form 10-K at page F-1.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Apex Limited is incorporated by reference to the section entitled “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 annual meeting of shareholders (the “Proxy Statement”).  See “Part I – Items 1 and 2:  Business and Properties – Management” for information regarding executive officers of Apex Limited and certain executive officers of Apex Corporation.

ITEM 11: EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in our proxy statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10- K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption “Security Ownership of Principal Shareholders and Management” in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained under the caption “Certain Transactions” contained in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 14: CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days of the filing date of this report. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of the date of the evaluation.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls.

As discussed elsewhere in this report, in March 2003, we discovered that an employee had embezzled approximately $1.6 million over a 38 month period ending in February 2003. While we believe our internal controls are adequate and that there are no material weaknesses, management is reviewing internal controls with the assistance of outside accounting specialists to determine any appropriate improvements.

In connection with the foregoing, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           Documents filed as part of this report on Form 10-K or incorporated by reference.

(1)                                  The consolidated financial statements of the Company are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)                                  Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).

(3)                                  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)

3.2	Amended and restated Articles of Association of the Company.(1)

4.1	Specimen of certificates representing the Company’s Ordinary Shares, par value U.S. $0.01 each.(2)

10.1	Management Services Agreement among the Company and its subsidiaries.(2)

10.2	Non-Employee Directors’ Share Plan, as amended.(1)

10.3	Employees’ Share Option Plan.(1)

10.4	Form of Option Grant to Non-Employee Directors dated April 10, 1997.(3)

10.5	Employment contract between the Company and Marcel F. DeGuire, dated July 23, 1996.(2)

10.6	Employment contract between the Company and Mark A. Lettes, dated May 19, 1998.(1)

10.7	Employment contract between the Company and Keith R. Hulley, dated August 4, 1996.(2)

10.8

English translation of the Joint Venture Agreement between Corporacion Minera Boliviano S.A. (“Comibol”) and ASC Bolivia LDC, regarding the Cobrizos Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

10.9

English translation of the Joint Venture Agreement between Comibol and ASC Bolivia LDC regarding the Choroma Concession, with an attached note from Keith Hulley, a director of the Company, as required by Rule 306 of Regulation S-T.(2)

10.10	Registration Rights Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)

10.11	Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.(2)

10.12	Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Argentum LLC.(2)

10.13

English translation of the Purchase Agreement between Monica de Prudencio and ASC Bolivia, regarding the Tesorera and Jayula concessions, dated September 3, 1997, with an attached note from Keith Hulley as required by Rule 306 of Regulation S-T.(2)

10.14	Form of Change of Control Agreement dated June 26, 2000.(4)

Exhibit Number	Description of Exhibits
21	List of Subsidiaries.

23	Consent of Independent Accountants.

99.1	Certification of Financial Information.

(1)          Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)          Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-34685).

(3)          Incorporated by reference to Exhibit 4.3 in our Registration Statement on Form S-8 (File No. 333-53185).

(4)          Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

(b)           Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 27, 2003 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant

By:	/s/ Keith R. Hulley
Keith R. Hulley Chief Exeuctive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas S. Kaplan	Director	March 27, 2003
Thomas S. Kaplan

/s/ Harry M. Conger	Director	March 27, 2003
Harry M. Conger

/s/ David Sean Hanna	Director	March 27, 2003
David Sean Hanna

/s/ Charles L. Hansard	Director	March 27, 2003
Charles L. Hansard

/s/ Ove Hoegh	Director	March 31, 2003
Ove Hoegh

/s/ Keith R. Hulley	Director	March 27, 2003
Keith R. Hulley

/s/ Kevin R. Morano	Director	March 27, 2003
Kevin R. Morano

/s/ Paul Soros	Director	March 27, 2003
Paul Soros

/s/ Charles B. Smith	Director	March 27, 2003
Charles B. Smith

/s/ Mark A. Lettes	Chief Financial	March 27, 2003
Mark A. Lettes	Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Keith R. Hulley, certify that:

1.             I have reviewed this annual report on Form 10-K of Apex Silver Mines Limited;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Keith R. Hulley
Keith R. Hulley
Chief Executive Officer

I, Mark A. Lettes, certify that:

1.             I have reviewed this annual report on Form 10-K of Apex Silver Mines Limited;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Mark A. Lettes
Mark A. Lettes
Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000 and for the period from December 22, 1994 (inception) through December 31, 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000 and for the period from December 22, 1994 (inception) through December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 and for the period from December 22, 1994 (inception) through December 31, 2002

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

 Shareholders of Apex Silver Mines Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited (successor to Apex Silver Mines LDC) and its subsidiaries ( the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 and the period from December 22, 1994 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1. to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000.

PricewaterhouseCoopers LLP

Denver, Colorado
March 27, 2003

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2002	December 31, 2001
		(Restated)
Assets
Current assets
Cash and cash equivalents	$44,145,593	$41,536,181
Accrued interest receivable	136,489	79,045
Prepaid expenses and other assets	534,235	167,463
Current assets	44,816,317	41,782,689
Property, plant and equipment (net)	93,781,351	88,873,269
Value added tax recoverable (net)	5,205,157	5,071,137
Other	251,959	170,709
Total assets	$144,054,784	$135,897,804

Liabilities and Shareholders’ Equity

Current liabilities
Accrued salaries, wages and benefits	$31,668	$23,968
Accounts payable	1,438,425	1,464,906
Current portion of notes payable	84,000	512,915
Current liabilities	1,554,093	2,001,789
Notes payable	769,958	1,630,200
Commitments and contingencies (Note 10)	—	—
Shareholders’ equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 36,268,317 and 34,802,397 shares issued and outstanding, respectively	362,683	348,024
Contributed surplus	214,136,784	196,032,436
Accumulated deficit	(72,768,734)	(64,114,645)
Total shareholders’ equity	141,730,733	132,265,815
Total liabilities and shareholders’ equity	$144,054,784	$135,897,804

 The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	For the period December 22, 1994 (inception) through December 31, 2002
		(Restated)	(Restated)

Income and expenses
Interest and other income	$869,512	$2,157,442	$5,206,229	$13,719,903
Trading gains (losses)	(71,213)	(971,669)	457,279	(512,134)
Exploration	(3,851,529)	(3,727,237)	(4,411,529)	(60,157,004)
Administrative	(5,533,450)	(5,915,444)	(8,756,083)	(29,283,051)
Amortization and depreciation	(67,409)	(126,661)	(235,749)	(1,095,334)
Loss before minority interest	(8,654,089)	(8,583,569)	(7,739,853)	(77,327,620)
Minority interest in loss of consolidated subsidiary	—	—	—	4,558,886
Net loss for the period	$(8,654,089)	$(8,583,569)	$(7,739,853)	$(72,768,734)
Net loss per Ordinary Share - basic and diluted(1)	$(0.24)	$(0.25)	$(0.22)	$(2.73)
Weighted average Ordinary Shares outstanding	35,677,844	34,634,026	34,472,548	26,700,545

(1)      Potential dilutive Ordinary Shares were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in United States dollars)

	Share Outstanding	Amount	Contributed Surplus	Accumulated Deficit and Comprehensive Deficit	Total Shareholders’ Equity
Issuance of shares upon incorporation December 22, 1994 ($0.85 per share)	8,822,546	$88,225	$5,571,398	$—	$5,659,623
Net loss	—	—	—	(213,165)	(213,165)
Balance, December 31, 1994	8,822,546	88,225	5,571,398	(213,165)	5,446,458
Net loss and comprehensive loss	—	—	—	(1,861,185)	(1,861,185)
Balance, December 31, 1995	8,822,546	88,225	5,571,398	(2,074,350)	3,585,273
Issuance of shares in private placement ($8.00 per share)	4,256,700	42,567	32,406,783	—	32,449,350
Net loss and comprehensive loss	—	—	—	(11,723,313)	(11,723,313)
Balance, December 31, 1996	13,079,246	130,792	37,978,181	(13,797,663)	24,311,310
Purchase of minority interest in ASC Bolivia ($11.00 per share)	268,496	2,685	2,950,771	—	2,953,456
Issuance of shares to associates ($11.00 per share)	138,595	1,386	1,523,159	—	1,524,545
Issuance of shares for services ($1.49 per share)	115,207	1,152	231,566	—	232,718
Stock option compensation expense	—	—	416,562	—	416,562
Issuance of shares upon Initial Public Offering ($11.00 per share)	5,523,372	55,234	54,719,730	—	54,774,964
Net loss and comprehensive loss	—	—	—	(14,984,958)	(14,984,958)
Balance, December 31, 1997	19,124,916	191,249	97,819,969	(28,782,621)	69,228,597
Exchange of Apex LDC shares	7,079,006	70,790	(70,790)	—	—
Stock options exercised ($7.91 per share)	25,001	250	197,473	—	197,723
Stock awards ($8.50 per share)	21,838	218	185,407	—	185,625
Unearned compensation	—	—	(185,625)	—	(185,625)
Net loss and comprehensive loss	—	—	—	(11,029,570)	(11,029,570)
Balance, December 31, 1998	26,250,761	262,507	97,946,434	(39,812,191)	58,396,750
Stock options exercised ($8.77 per share)	25,549	256	223,900	—	224,156
Sale of Ordinary Share units ($12.00 per unit)	8,090,132	80,901	94,004,628	—	94,085,529
Commissions paid in stock ($12.00 per share)	84,184	842	(842)	—	—
Stock awards ($12.06 per share)	15,542	156	187,475	—	187,631
Unearned compensation (net)	—	—	(87,042)	—	(87,042)
Net loss and comprehensive loss	—	—	—	(7,979,032)	(7,979,032)
Balance, December 31, 1999	34,466,168	344,662	192,274,553	(47,791,223)	144,827,992
Stock compensation ($10.88 per share)	5,100	51	55,412	—	55,463
Stock awards ($9.13 per share)	15,361	153	140,168	—	140,321
Unearned compensation	—	—	272,667	—	272,667
Net loss and comprehensive loss (Restated)	—	—	—	(7,739,853)	(7,739,853)
Balance, December 31, 2000 (Restated)	34,486,629	344,866	192,742,800	(55,531,076)	137,556,590
Stock to acquire mineral rights ($9.43 per share)	96,136	961	905,790	—	906,751
Stock options exercised ($10.36 per share)	39,119	391	404,939	—	405,330
Stock issued as note payment ($10.95 per share)	70,875	709	775,373	—	776,082
Stock ($11.04 per share) and options to consultants	36,000	360	525,080	—	525,440
Stock awards (net) ($9.27 per share)	73,638	737	678,454	—	679,191
Net loss and comprehensive loss (Restated)	—	—	—	(8,583,569)	(8,583,569)
Balance, December 31, 2001 (Restated)	34,802,397	$348,024	$196,032,436	$(64,114,645)	$132,265,815
Sale of Ordinary Shares ($13.10 per unit)	500,000	5,000	6,545,000	—	6,550,000
Stock to acquire mineral rights ($15.37 per share)	58,307	583	891,576	—	892,159
Stock options exercised ($9.12 per share)	555,244	5,552	5,057,400	—	5,062,953
Stock issued as note payment ($16.19 per share)	58,895	589	952,911	—	953,500
Stock ($13.34 per share) and options to consultants	204,655	2,047	3,560,998	—	3,563,045
Stock awards (net) ($12.95 per share)	88,819	888	1,149,263	—	1,150,151
Offering costs	—	—	(52,800)	—	(52,800)
Net loss and comprehensive loss	—	—	—	(8,654,089)	(8,654,089)
Balance, December 31, 2002	36,268,317	$362,683	$214,136,784	$(72,768,734)	$141,730,733

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	For the period December 22, 1994 (inception) through December 31, 2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net cash used in operating activities (Note 9)	$(3,692,392)	$(7,174,665)	$(7,582,973)	$(72,102,868)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(4,975,491)	(12,244,412)	(27,171,622)	(85,640,930)
Net cash used in investing activities	(4,975,491)	(12,244,412)	(27,171,622)	(85,640,930)
Cash flows from financing activities:
Net proceeds from issuance of Ordinary Shares	6,550,000	—	—	198,311,070
Payment of notes	(335,657)	(474,001)	(438,719)	(1,949,550)
Proceeds from exercise of stock options	5,062,952	325,996	—	5,810,827
Deferred organizational and financing costs	—	—	—	(282,956)
Net cash provided by (used in) financing activities	11,277,295	(148,005)	(438,719)	201,889,391
Net increase (decrease) in cash and cash equivalents	2,609,412	(19,567,082)	(35,193,314)	44,145,593
Cash and cash equivalents beginning of period	41,536,181	61,103,263	96,296,577	—
Cash and cash equivalents end of period	$44,145,593	$41,536,181	$61,103,263	$44,145,593

Supplemental non-cash transactions:
Acquisition of mineral rights for Ordinary Shares at an average of $15.37 and $9.43 per share respectivly	$892,159	$906,751	$—
Payment of debt with Ordinary Shares at an average of $16.19 and $10.95 per share respectivly	$953,500	$776,082	$—
Payment of consulting services with Ordinary Shares, options and warrants at an average of $13.34 and $11.04 per share respectivly	$3,563,045	$525,440	$—
Assets transferred as partial payment of debt	$—	$206,911	$—

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.                                      Restatement of Prior Years Results

In March 2003, the Company discovered that an employee had embezzled approximately $1.6 million over a 38 month period ending in February 2003.  The Company has filed both civil and criminal charges against the former employee and is seeking to recover the amounts stolen.  The Company has restated certain amounts in the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001 and 2000 to reflect the losses resulting from the embezzlement.  No credits have been recorded against the loss. Future recoveries, if any, will be recognized in results of operations when realized. The Company’s financial position at December 31, 2001 as reflected in the Consolidated Balance Sheets has also been restated to recognize the loss previously capitalized in property, plant and equipment as a charge to administrative expense.

The following table sets forth a comparison of restated financial data to data originally reported for the years ended December 31, 2001 and 2000:

	As Originally Reported	Adjustment	As Restated
2001
Exploration expense	$3,741,927	$(14,690)	$3,727,237
Administrative expense	$5,403,117	$512,327	$5,915,444
Net loss for the period	$8,085,932	$497,637	$8,583,569
Net loss per Ordinary Share - basic and diluted	$0.23	$0.02	$0.25
Property, plant and equipment (net)	$89,710,230	$(836,961)	$88,873,269
Total assets	$136,734,765	$(836,961)	$135,897,804
Total shareholders’ equity	$133,102,776	$(836,961)	$132,265,815
Total liabilities and shareholders’ equity	$136,734,765	$(836,961)	$135,897,804

2000
Exploration expense	$4,440,931	$(29,402)	$4,411,529
Administrative expense	$8,387,357	$368,726	$8,756,083
Net loss for the period	$7,400,529	$339,324	$7,739,853
Net loss per Ordinary Share - basic and diluted	$0.21	$0.01	$0.22
Property, plant and equipment (net)	$77,351,505	$(339,324)	$77,012,181
Total assets	$144,053,551	$(339,324)	$143,714,227
Total shareholders’ equity	$137,895,914	$(339,324)	$137,556,590
Total liabilities and shareholders’ equity	$144,053,551	$(339,324)	$143,714,227

In addition, for the year ended December 31, 2002, the Company recognized a loss resulting from the embezzlement of $0.3 million as an increase in administrative expense and a reduction in property, plant and equipment.  Embezzled amounts totalling $0.2 million in 2002 and $0.1 million in 2001 had previously been reflected as expensed.  These 2002 and 2001 amounts are included in the $1.6 million total.

In 2003, the losses resulting from the embezzlement totaled $0.2 million, which is included in the $1.6 million total.  No credits have been recorded for any period against the losses resulting from the embezzlement.

2.                                      Incorporation, Recapitalization, Initial Public Offering, Subsequent Offerings, Ownership and Operations

a.             Apex Silver Mines Limited (“Apex Limited” or the “Company”) was formed under the laws of the Cayman Islands in March 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex Silver Mines LDC (“Apex LDC”). On April 15, 1996, holders of approximately 55% of the then-outstanding shares of Apex LDC elected to participate, effective as of the completion of a proposed private placement of shares of Apex Limited which was completed as of August 6, 1996, in a recapitalization effected by an exchange, on a one-for-one basis, of their shares in Apex LDC for identical equity instruments of Apex Limited (the “Recapitalization”). The balance of shareholders retained a direct ownership interest in Apex LDC. As a result of this recapitalization, Apex LDC became a majority-owned subsidiary of Apex Limited. The accompanying financial statements reflect the historical accounts of the Company’s predecessor, Apex LDC. For purposes of the accompanying consolidated financial statements of Apex Limited, the recapitalization has been given retroactive effect to the date of incorporation of Apex LDC, with the results of operations and equity attributable to the other ownership interests in Apex LDC being reflected in “minority interest in consolidated subsidiary”. Consequently, for purposes of these financial statements, Apex Limited is considered the successor to Apex LDC.

b.             In August 1996, Apex Limited issued 4,256,700 Ordinary Shares at $8 per share in a private placement transaction (the “Private Placement”) for net proceeds of approximately $32.4 million. These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 4,256,700 shares of its share capital. As a result of this private placement, the Company’s ownership interest in Apex LDC was increased from approximately 55% to 65%.

c.             On December 1, 1997, the Company closed its initial public offering (the “Offering”) of Ordinary Shares.  The Company sold 5,000,000 Ordinary Shares at a price of $11 per share on the American Stock Exchange under the symbol “SIL”.  In addition, on December 23, 1997, the underwriters exercised an option to purchase an additional 523,372 Ordinary Shares at the initial price of $11 per share.  Net proceeds raised in the Offering were approximately $54.8 million.  These proceeds were contributed to Apex LDC in exchange for the issuance by Apex LDC of 5,523,372 shares of its capital.

d.             In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement which was intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement.   During 1998, Pursuant to the terms of the Buy-Sell Agreement, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares.  Such shares are included in the 36,268,317 Apex Limited Ordinary Shares outstanding at December 31, 2002.  At December 31, 2001, Apex Limited owned 100 percent of Apex LDC.  Per the provisions of the Buy-Sell Agreement, all of the outstanding shares of Apex LDC are considered Ordinary Shares outstanding for the purposes of computing net loss per Ordinary Share for the periods presented.

e.             In November 1999, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, the Company sold 8,090,132 Ordinary Share units, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $94.1 million.  The Ordinary Share units, priced at $12.00 per unit, were comprised of one Ordinary Share and a warrant which was exercisable for one-half of an Ordinary Share at a price of $18.00 per ordinary share.  All of the warrants expired on November 4, 2002 and none of the warrants were exercised.

f.              During April 2002, the Company sold 500,000 of its Ordinary Shares, pursuant to a universal shelf registration statement. The sale resulted in gross proceeds of approximately $6.6 million and expenses of approximately $0.1 million, which were paid in the form of a stock grant.

g.             The Company’s principal activities are the exploration and development of mineral properties. The Company participates in the acquisition and exploration of mineral properties for possible future development directly and indirectly through its subsidiaries.

h.             The Company, through indirect subsidiaries, is active in Mexico, Central America and South America and currently holds interests in, or is the beneficial owner of, non-producing silver resource properties in Bolivia, Mexico, Peru and El Salvador. The Company is in the process of developing its San Cristobal property and evaluating certain of its other properties to determine the economic feasibility of bringing one or more of the properties into production.

3.                                      Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The policies adopted, considered by management to be significant, are summarized as follows:

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

d.             Mining properties, exploration and development costs

The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have proven and probable reserves, development costs are capitalized.  When proven and probable ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the period abandoned or sold and a gain or loss is recognized.  Beginning September 1, 1997, all costs associated with the Company’s San Cristobal Project have been capitalized.  As of December 31, 2002, capitalized property and development costs related to the San Cristobal Project amounted to $90,322,022.  No other amounts related to mineral properties have been capitalized.

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

f.              Asset impairment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations. To date no such impairments have been identified.

g.                                      Stock compensation

At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 8.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to stock-based employee compensation:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
		(Restated)	(Restated)

Net loss, as reported	$(8,654,089)	$(8,583,569)	$(7,739,853)
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(2,614,014)	(888,481)	(1,436,587)

Pro forma net loss	$(11,268,103)	$(9,472,050)	$(9,176,440)
Net loss per Ordinary Share:
Basic and diluted – as reported	$(.24)	$(.25)	$(.22)
Basic and diluted – pro forma	$(.32)	$(.27)	$(.27)

For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company’s stock over its public trading life.  The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Weighted average risk-free interest rate	3.10%	4.08%	6.21%
Volatility	42.50%	40.60%	40.50%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.91	2.88	2.83

See Note 1 for discussion of restated amounts.

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

Outstanding options to purchase 1,963,891, 1,895,150 and 1,498,128 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2002, 2001, and 2000 respectively, because to do so would have been antidilutive.

i.              Derivative financial instruments

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  FAS 133, as amended by Statement of Accounting Standards No. 137, Deferral of the Effective Date of FAS Statement No. 133, became effective for the Company January 1, 2001.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item’s fair value.  For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income.  The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item.  The ineffective portion of all hedges will be recognized in current-period earnings.

To complete the project financing on San Cristobal, the Company may be required to hedge a portion of its planned production.  In addition, when San Cristobal enters production, the Company may sell forward a portion of its production and use price-hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  The Company currently engages in limited metals trading activities utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing.  The Company measured the fair value of open positions at each reporting period during 2002, recording the difference in the carrying value to current earnings, in accordance with FAS 133.  Adoption of FAS 133 had no effect on the Company’s results of operations or financial position as previously the Company had marked its open positions to market and included gains or losses in earnings.  During 2002, 2001 and 2000 the Company recorded mark to market

gains (losses) of approximately ($71,000), ($972,000) and $457,000 respectively.   Inception to date the Company has recorded a loss of approximately $512,000 related to the trading program.  Of that amount, approximately $107,000 represents a cash loss and the remaining $405,000 represents unrealized losses in value at December 31, 2002.  Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

j.                                          New Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”).  FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred.  The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings or financial position but does not believe it will be material based on its current mine plan and understanding of the standard.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“FAS 145”), which is generally effective for transactions occurring after May 15, 2002.  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  The Company does not believe FAS 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company does not believe that FAS 146 will have a material impact on its results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  The recognition provision of FIN No. 45 is applicable on a prospective basis for guarantees that are issued or modified after December 31, 2002.  As required by FIN No. 45, the Company has adopted the disclosure requirements effective December 31, 2002. The Company does not believe adoption of the recognition portion of FIN No. 45 will have a material impact on its results of operations or financial position at the time of adoption or in the future.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”), which requires the consolidation of certain variable interest entities, as defined.  FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities.  We do not believe that the adoption of FIN No. 46 will have an impact on our results of operations, financial position or cash flows.

4.                                      Income Taxes

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

There is currently no taxation imposed by the Cayman Islands. If any form of taxation were to be enacted, the Company has been granted exemption therefrom to January 16, 2015. The Company’s subsidiaries which do business in other countries have not generated income and therefore are not liable for local income taxes.

As of December 31, 2002 and 2001, operating loss carryforwards generated by our activities in Bolivia amounted to approximately $18.6 and $17.3 million, respectively.  Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

As of December 31, 2001 and 2000, operating loss carryforwards generated by the Company’s subsidiaries other than Bolivia amounted to approximately $17.8 and $17.0 million, respectively.  The deferred tax assets resulting from these operating loss carryforwards have been entirely offset by valuation allowances.

5.                                      Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and Mexico as recoverable assets.  Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop.  The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the Company has filed applications to recover all VAT paid through the third quarter of 2002, the Mexican tax authorities have not refunded any VAT to the Company since early 2000.  The Company has been informed that the Mexican tax authorities, for their own fiscal reasons, have made no VAT refunds to any companies since early 2000.  Based on these circumstances, the Company recorded a 50% impairment of the recoverable VAT in Mexico, although it remains the Company’s intent to recover the full amount.  At December 31, 2002, the recoverable VAT recorded for Bolivia and Mexico is $5,022,604 and $182,553 respectively after the impairment.

Because of the uncertainty of the recoverability of VAT paid in Peru, VAT costs incurred in Peru are charged to expense as incurred.

6.                                      Property, Plant and Equipment

The components of property, plant, and equipment were as follows:

	December 31, 2002	December 31, 2001
		(Restated)

Mineral properties (San Cristobal)	$90,322,022	$84,839,669
Buildings.	1,408,242	1,408,242
Mining equipment and machinery	3,039,941	3,049,941
Other furniture and equipment.	845,252	845,268
	95,615,457	90,143,120
Less: Accumulated depreciation.	(1,834,106)	(1,269,851)
	$93,781,351	$88,873,269

Depreciation expense for the periods ended December 31, 2002, 2001 and 2000 totaled $67,409, $126,661 and $235,749, respectively.  For the periods ended December 31, 2002, 2001 and 2000, depreciation associated with the San Cristobal Project was capitalized in the amounts of $507,874, $384,852 and $195,505 respectively.

See Note 1 for discussion of restated amounts.

7.             Notes Payable

The Company’s notes payable consists of the following:

	December 31, 2002	December 31, 2001

San Cristobal area properties	$164,000	$643,657
San Cristobal Foundation	689,958	1,499,458
Sub-total	853,958	2,143,115
Less: Current portion	(84,000)	(512,915)
Total	$769,958	$1,630,200

In 1996, 1997 and 1998 the Company exercised options to purchase the Toldos and other properties in the San Cristobal area.  The following outstanding notes payable were recorded on the Company’s books:

Banco de Santa Cruz – During 2002 the Company made cash payments totaling $275,657 as payment in full of the note plus accrued interest due to Banco de Santa Cruz.

Barex – During 2001 the Company issued 70,875 of its Ordinary Shares valued at $776,082 and paid $56,700 cash as payment in full of its $900,000 note to Barex.

Monica de Prudencio – During 2002 the Company issued 8,895 of its Ordinary Shares valued at $144,000 and paid cash of $60,000 on the note due Monica de Prudencio.  The Company is required to make payments of $12,000 per month for the period June 2003 through June 2004 with a final payment of $8,000 due July 15, 2004. No interest is due on this debt. The note was being carried on the Company’s books for $164,000 at December 31, 2002.

Oscar Bonifaz – During 2001 the Company paid in full a non-interest bearing note to Oscar Bonifaz for $60,000.

San Cristobal Foundation – In 1999 the Company executed a note agreement with the San Cristobal Foundation for $2 million payable by the end of 2005.  During 2002 the Company issued 50,000 of its Ordinary Shares valued at $809,500 to the San Cristobal Foundation as partial payment on the note.  The note was being carried on the Company’s books for $689,958 at December 31, 2002.

8.                                      Stock Option Plans

The Company has established a plan to issue share options and other awards to be valued by reference to the Company’s shares for officers, employees, consultants and agents of the Company and its subsidiaries (the ‘‘Plan’’). Under the Plan, the total number of options and other awards outstanding at any time cannot exceed ten percent of the Company’s share capital. Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

The Company has established a share option plan for its non-employee directors (the “Director Plan”).   Under the Director Plan, the total number of options outstanding at any one time cannot exceed five percent of the Company’s share capital.  Pursuant to the Director Plan, non-employee directors receive (i) at the effective date of their initial election to the Company’s board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the “AMEX”) on such date, (ii) at the close of business of each annual meeting of the Company’s shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company’s Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to the closing price of the Ordinary Shares on the AMEX on such date.  Options granted to a non-employee director vest on the date of the grant and expire ten years after the date of the grant or one year after the date that such non-employee director ceases to be a director of the Company.  Options granted under the Director Plan are transferable only in limited circumstances.

A summary of the Company’s stock options at December 31, 2002, 2001 and 2000 and changes during those years is presented in the following table:

	2002		2001		2000
Options	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	1,895,150	$9.69	1,498,128	$9.91	915,817	$9.98
Granted during period	635,235	$13.11	571,548	$9.24	582,311	$9.79
Forfeited or expired during period	(11,250)	$9.03	(135,407)	$10.53	—	—
Exercised during period	(555,244)	$9.12	(39,119)	$8.33	—	—
Outstanding at end of period	1,963,891	$11.01	1,895,150	$9.69	1,498,128	$9.91
Exercisable at end of period	971,116		922,720		713,602
Weighted average fair value of options outstanding		$3.02		$2.27		$1.76
Weighted average remaining contractual life	7.9 years		7.9 years		8.0 years

Options granted during 2002, 2001 and 2000 ranged in exercise price from $7.00 to $15.76, $7.44 to $10.32 and $9.13 to $11.63 respectively.

In addition, on December 4, 2002, December 13, 2001 and December 13, 2000, the Company issued 61,396, 73,638, and 15,361 respectively of its Ordinary Shares to employees as performance bonuses.   For 2002 and 2001, 100% of the bonus was paid in shares while 25% of the bonus was paid in shares for 2000.

9.             Cash Flow Information

The following is a reconciliation of net earnings to cash from operations:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	For the period December 22, 1994 (inception) through December 31, 2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(8,654,089)	$(8,583,569)	$(7,739,853)	$(72,768,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	67,409	126,661	235,749	1,095,334
Minority interest in loss of consolidated subsidiary	—	—	—	(4,558,886)
Stock compensation expense	954,647	758,524	468,451	2,698,773
Shares issued in consideration for services	3,563,045	525,440	—	5,613,030
Shares issued to purchase mineral rights	892,159	906,754	—	1,798,913
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(57,444)	135,214	(153,140)	(136,489)
(Increase) decrease in prepaid expenses and other assets	(366,772)	60,301	(13,021)	(620,977)
Increase in value added tax recoverable	(134,020)	(47,116)	(1,213,561)	(5,205,157)
Increase (decrease) in accrued salaries, wages and benefits	7,700	(135,497)	41,357	31,668
Increase (decrease) in accounts payable	146,868	(933,158)	305,587	(456,215)
Other increase (decrease)	(111,895)	11,781	485,458	405,872
Net cash used in operating activities	$(3,692,392)	$(7,174,665)	$(7,582,973)	$(72,102,868)

See Note 1 for discussion of restated amounts.

10.          Commitments and Contingencies

The Company has lease commitments associated with the corporate headquarters office space, which expires in 2006 as follows:

	2003	2004	2005	2006	2007
Corporate headquarters office lease	$207,694	$211,205	$214,715	$181,367	$—

Payments associated with this lease were recorded to rent expense by the Company in the amounts of $214,631, $145,666 and $203,759 for the years ended December 31, 2002, 2001 and 2000 respectively.

The Company had outstanding letters of credit totaling $200,000 and $610,000 at December 31, 2002 and 2001, respectively.  In May 2002, Electroandina, the owner of the Tocopilla Port in Chile, drew down its full $410,000 letter of credit from the Company as reimbursement for its out-of-pocket expenses incurred to date.  At December 31, 2002, the Company has a remaining outstanding letter of credit in the amount of $200,000 associated with the power facilities for the San Cristobal Project.

11.          Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, value added tax recoverable, accounts payable, other current liabilities and long-term debt. Except for the value added tax and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company’s long-term financial instruments, as measured on December 31, 2002 and 2001, are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Value added tax recoverable	$5,205,157	$3,783,134	$5,071,137	$3,685,728
Notes payable	769,958	629,621	1,630,200	1,276,100

The fair values of the value added tax recoverable and the long-term debt are estimated based on the expected timing of future cash flows.

12.          Segment Information

In 1998, the Company adopted Statement of Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.   The Company’s sole activity is exploration for and development of silver properties and, consequently, the Company has only one operating segment – mining.

 Substantially all of the Company’s long-lived assets are in Bolivia.

13.          Quarterly Results of Operations (Unaudited) (Restated)

The following table summarizes the Company’s quarterly results of operations and financial data for the years ended December 31, 2002, 2001and 2000.  As more fully described in Note 1, the quarterly results of operations and financial data have been restated to reflect charges previously capitalized in property, plant and equipment and expensed to exploration expense as administrative expense.  See Note 1 for further discussion of restated amounts.

	As Originally Reported	Adjustment	As Restated
2002 First Quarter
Exploration expense	$602,684	$(15,345)	$587,339
Administrative expense	$668,442	$84,280	$752,722
Net loss for the period	$1,001,300	$68,935	$1,070,235
Net loss per Ordinary Share - basic and diluted	$0.03	$—	$0.03
Property, plant and equipment (net)	$91,164,485	$(905,896)	$90,258,589
Total assets	$137,577,999	$(905,896)	$136,672,103
Total shareholders’ equity	$133,787,603	$(905,896)	$132,881,707
Total liabilities and shareholders’ equity	$137,577,999	$(905,896)	$136,672,103

2002 Second Quarter
Exploration expense	$769,852	$(15,894)	$753,958
Administrative expense	$2,667,400	$87,298	$2,754,698
Net loss for the period	$3,193,233	$71,404	$3,264,637
Net loss per Ordinary Share – basic and diluted	$0.09	$—	$0.09
Property, plant and equipment (net)	$92,528,845	$(977,300)	$91,551,545
Total assets	$146,137,238	$(977,300)	$145,159,938
Total shareholders’ equity	$143,008,453	$(977,300)	$142,031,153
Total liabilities and shareholders’ equity	$146,137,238	$(977,300)	$145,159,938

2002 Third Quarter
Exploration expense	$1,483,850	$(17,467)	$1,466,383
Administrative expense	$733,582	$95,937	$829,519
Net loss for the period	$2,333,913	$78,470	$2,412,383
Net loss per Ordinary Share – basic and diluted	$0.06	$0.01	$0.07
Property, plant and equipment (net)	$93,513,635	$(1,055,770)	$92,457,865
Total assets	$145,107,806	$(1,055,770)	$144,052,036
Total shareholders’ equity	$141,755,111	$(1,055,770)	$140,699,341
Total liabilities and shareholders’ equity	$145,107,806	$(1,055,770)	$144,052,036

2002 Fourth Quarter
Net loss for the period	$1,096,834	$—	$1,096,834
Net loss per Ordinary Share - basic and diluted	$0.05	$—	$0.05

	As Originally Reported	Adjustment	As Restated
2001 First Quarter
Exploration expense	$1,091,380	$(3,673)	$1,087,707
Administrative expense	$1,468,338	$128,085	$1,596,423
Net loss for the period	$1,871,591	$124,412	$1,996,003
Net loss per Ordinary Share - basic and diluted	$0.05	$0.01	$0.06
Property, plant and equipment (net)	$82,537,415	$(463,736)	$82,073,679
Total assets	$142,505,427	$(463,736)	$142,041,691
Total shareholders’ equity	$136,334,073	$(463,736)	$135,870,337
Total liabilities and shareholders’ equity	$142,505,427	$(463,736)	$142,041,691

2001 Second Quarter
Exploration expense	$842,173	$(5,130)	$837,043
Administrative expense	$2,172,979	$178,900	$2,351,879
Net loss for the period	$2,531,516	$173,770	$2,705,286
Net loss per Ordinary Share - basic and diluted	$0.07	$0.01	$0.08
Property, plant and equipment (net)	$86,236,951	$(637,506)	$85,599,445
Total assets	$139,618,279	$(637,506)	$138,980,773
Total shareholders’ equity	$135,367,577	$(637,506)	$134,730,071
Total liabilities and shareholders’ equity	$139,618,279	$(637,506)	$138,980,773

2001 Third Quarter
Exploration expense	$1,069,141	$(1,736)	$1,067,405
Administrative expense	$910,300	$60,537	$970,837
Net loss for the period	$1,780,283	$58,801	$1,839,084
Net loss per Ordinary Share - basic and diluted	$0.05	$—	$0.05
Property, plant and equipment (net)	$87,617,208	$(696,307)	$86,920,901
Total assets	$138,016,824	$(696,307)	$137,320,517
Total shareholders’ equity	$134,326,127	$(696,307)	$133,629,820
Total liabilities and shareholders’ equity	$138,016,824	$(696,307)	$137,320,517

2001 Fourth Quarter
Exploration expense	$739,233	$(4,152)	$735,081
Administrative expense	$851,500	$144,806	$996,306
Net loss for the period	$1,902,542	$140,654	$2,043,196
Net loss per Ordinary Share - basic and diluted	$0.05	$0.01	$0.06
Property, plant and equipment (net)	$89,710,230	$(836,961)	$88,873,269
Total assets	$136,734,765	$(836,961)	$135,897,804
Total shareholders’ equity	$133,102,776	$(836,961)	$132,265,815
Total liabilities and shareholders’ equity	$136,734,765	$(836,961)	$135,897,804

	As Originally Reported	Adjustment	As Restated
2000 First Quarter
Exploration expense	$1,042,338	$(29,402)	$1,012,936
Administrative expense	$1,362,597	$78,697	$1,441,294
Net loss for the period	$723,296	$49,295	$772,591
Net loss per Ordinary Share - basic and diluted	$0.02	$—	$0.02
Property, plant and equipment (net)	$54,398,539	$(49,295)	$54,349,244
Total assets	$148,904,386	$(49,295)	$148,855,091
Total shareholders’ equity	$144,206,928	$(49,295)	$144,157,633
Total liabilities and shareholders’ equity	$148,904,386	$(49,295)	$148,855,091

2000 Second Quarter
Exploration expense	$1,245,841	$—	$1,245,841
Administrative expense	$2,005,371	$58,566	$2,063,937
Net loss for the period	$1,888,071	$58,566	$1,946,637
Net loss per Ordinary Share - basic and diluted	$0.05	$0.01	$0.06
Property, plant and equipment (net)	$66,506,015	$(107,861)	$66,398,154
Total assets	$147,607,095	$(107,861)	$147,499,234
Total shareholders’ equity	$142,393,723	$(107,861)	$142,285,862
Total liabilities and shareholders’ equity	$147,607,095	$(107,861)	$147,499,234

2000 Third Quarter
Exploration expense	$1,463,784	$—	$1,463,784
Administrative expense	$2,000,346	$45,645	$2,045,991
Net loss for the period	$2,148,069	$45,645	$2,193,714
Net loss per Ordinary Share - basic and diluted	$0.06	$—	$0.06
Property, plant and equipment (net)	$74,988,521	$(153,506)	$74,835,015
Total assets	$146,223,610	$(153,506)	$146,070,104
Total shareholders’ equity	$140,261,618	$(153,506)	$140,108,112
Total liabilities and shareholders’ equity	$146,223,610	$(153,506)	$146,070,104

2000 Fourth Quarter
Exploration expense	$688,968	$—	$688,968
Administrative expense	$3,019,043	$185,818	$3,204,861
Net loss for the period	$2,641,093	$185,818	$2,826,911
Net loss per Ordinary Share - basic and diluted	$0.08	$—	$0.08
Property, plant and equipment (net)	$77,351,505	$(339,324)	$77,012,181
Total assets	$144,053,551	$(339,324)	$143,714,227
Total shareholders’ equity	$137,895,914	$(339,324)	$137,556,590
Total liabilities and shareholders’ equity	$144,053,551	$(339,324)	$143,714,227