Form 10-Q
period 2003-03-31
APEX SILVER MINES LTD
filed 2003-05-13
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

WALKER HOUSE
MARY STREET
GEORGE TOWN, GRAND CAYMAN
CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(345) 949-0050
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:    YES ☒    NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):  YES ☒    NO ☐

AT MAY 8, 2003, 36,412,180 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$43,302,793	$44,145,593
Prepaid expenses and other assets	630,349	670,724
Total current assets	43,933,142	44,816,317

Property, plant and equipment (net)	94,919,405	93,781,351
Value added tax recoverable	5,217,938	5,205,157
Other non-current assets	226,929	251,959
Total assets	$144,297,414	$144,054,784

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$1,991,936	$1,470,093
Current portion of notes payable	84,000	84,000
Total current liabilities	2,075,936	1,554,093

Notes payable	769,958	769,958
Commitments and contingencies (Note 5)	—	—

Shareholders’ equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 36,416,046 and 36,268,317, shares issued and outstanding for respective periods	364,160	362,683
Contributed surplus	215,549,378	214,136,784
Accumulated deficit	(74,462,018)	(72,768,734)
Total shareholders’ equity	141,451,520	141,730,733
Total liabilities and shareholders’ equity	$144,297,414	$144,054,784

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

			For the Period December 22, 1994 (inception) through March 31, 2003

	Three Months Ended March 31,

	2003	2002
		(Restated)(2)
Income and expenses
Interest and other income	$154,834	$208,252	$13,874,737
Trading gain (loss)	20,151	81,854	(491,983)
Exploration	(734,185)	(587,339)	(60,891,189)
Administrative	(1,127,600)	(752,722)	(30,410,651)
Amortization and depreciation	(6,485)	(20,280)	(1,101,819)
Loss before minority interest	(1,693,285)	(1,070,235)	(79,020,905)
Minority interest in loss of consolidated subsidiary	—	—	4,558,886
Net loss for the period	$(1,693,285)	$(1,070,235)	$(74,462,019)

Net loss per Ordinary Share – basic and diluted(1)	$(0.05)	$(0.03)	$(2.76)

Weighted average Ordinary Shares outstanding	36,384,879	34,878,363	26,993,035

(1)             Diluted earnings per share were antidilutive for all periods presented.

(2)             See Note 2 for discussion of restated amounts.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,		For the Period December 22, 1994 (inception) through March 31, 2003
	2003	2002
	(Restated)(1)
Cash flows from operating activities:
Net cash used in operating activities	$(1,026,354)	$(217,819)	$(73,129,222)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,144,539)	(1,474,535)	(86,785,469)
Net cash used in investing activities	(1,144,539)	(1,474,535)	(86,785,469)
Cash flows from financing activities:
Payments of notes payable	—	(24,000)	(1,949,550)
Net proceeds from issuance of Ordinary Shares	—	—	198,311,070
Proceeds from exercise of stock options	1,328,093	928,735	7,138,920
Deferred organization costs	—	—	(282,956)
Net cash from (used in) financing activities	1,328,093	904,735	203,217,484
Net increase (decrease) in cash and cash equivalents	(842,800)	(787,619)	43,302,793
Cash and cash equivalents - beginning of period	44,145,593	41,536,181	—
Cash and cash equivalents - end of period	$43,302,793	$40,748,562	$43,302,793

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$—	$128,478
Stock issued as compensation to consultants	$120,000	$—

(1)                                  See Note 2 for discussion of restated amounts.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements

These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the “Company”) and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as such omissions do not render the financial statements misleading.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented.  All adjustments were of a normal recurring nature.  These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2002 Annual Report on Form 10-K.

2.              Restatement of Prior Years Results

The Company has restated certain amounts in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three month period ended March 31, 2002, to reflect the losses resulting from embezzlement by an employee as discussed in the Company’s 2002 Annual Report on Form 10-K.  The net result of the restatement is a $68,935 increase in administrative expense for the three month period ended March 31, 2002.  In addition, the Company recognized a $187,731 loss during the first quarter of 2003 resulting from the embezzlement. Future recoveries, if any, will be recognized in results of operations when realized.

3.              Significant Accounting Policies

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”) which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred.  Adoption of the standard had no current impact on the Company’s earnings or financial position and it does not believe the future impact will be material based on its current mine plan and understanding of the standard.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“FAS 145”).  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of FAS 145 had no impact on the Company’s results of operations or financial position and March 31, 2003, and the Company does not believe future impact will be material.

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Adoption of FAS 146 had no impact on the Company’s results of operations or financial position and March 31, 2003, and the Company does not believe future impact will be material.

Effective January 1, 2003, the Company adopted the disclosure requirements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS No. 148”) FAS No. 148, amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, no stock-based employee compensation is reflected in net income.  As provided for under FAS No. 148 the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, to stock-based employee compensation:

	Three Months Ended
	March 31, 2003	March 31, 2002
		(Restated)
Net loss, as reported	$(1,693,285)	$(1,070,235)
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(440,890)	(419,472)

Pro forma net loss	$(2,134,175)	$(1,489,707)
Net loss per Ordinary Share:
Basic and diluted – as reported	$(0.05)	$(0.03)
Basic and diluted – pro forma	$(0.06)	$(0.04)

See Note 2 for discussion of restated amounts.

Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position and the Company does not believe future impact, if any, will be material.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”), which requires the consolidation of certain variable interest entities, as defined.  FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities.  As the Company has no such variable interest entities it does not believe that the adoption of FIN No. 46 will have an impact on its results of operations, financial position or cash flows.

4.              Value Added Tax Recoverable

The Company has recorded the value added tax (“VAT”) paid by its wholly owned subsidiary, ASC Bolivia, as a recoverable asset.  The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop.  Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax.  The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities.  Although the application process in Mexico is current, no refunds have been received in over two years.  Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company’s intent to recover the full amount of VAT paid in Mexico.  At March 31, 2003, the recoverable VAT recorded for Bolivia and Mexico is $5,035,385 and $182,553, respectively, net of impairment.

5.              Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2003	December 31, 2002
Mineral properties	$91,598,596	$90,322,022
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,001,489	3,039,941
Other furniture and equipment	845,252	845,252
	96,853,579	95,615,457
Less: Accumulated depreciation	(1,934,174)	(1,834,106)
	$94,919,405	$93,781,351

6.              Commitments and Contingencies

At March 31, 2003, the Company has a remaining outstanding letter of credit in the amount of $200,000 associated with the power facilities for the San Cristobal Project.

7.     Shareholder’s Equity

During the three month period ended March 31, 2003, options to purchase 144,799 Ordinary Shares were exercised by employees and a former director at an average exercise price of $9.17, generating net proceeds of $1,328,093.

In addition, the Company issued 7,921 Ordinary Shares valued at $120,000 to a consultant in lieu of cash.  Grants of Ordinary Shares are valued at market on the day of issuance.

Item 2:   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Limited”, “our company” or “we”) for the three month period ended March 31, 2003 and changes in our financial condition from December 31, 2002.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2002.

Apex Limited is a mining exploration and development company that holds a portfolio of silver and base metal exploration and development properties primarily in South America, Mexico and Central America.  The composition and size of our exploration portfolio changes from time to time as we acquire new exploration properties with mineral potential and release exploration properties that have no further interest to us.  None of the properties is in production and, consequently, we have no current operating income or cash flow.  Our primary source of income since inception has been interest income.  Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

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

Results of Operations – Three Months Ended March 31, 2003

Interest and other income. There was a negligible decrease in Interest and other income for the first quarter of 2003 compared to the $0.2 million recorded during the first quarter of 2002.  The decrease was primarily the result of lower interest rates during 2003.

Trading gains and losses. During the first quarter of 2003, we recorded a negligible mark to market gain related to our metals trading program compared to a $0.1 million mark to market gain for the same period in 2002.  The smaller 2003 mark to market gain was primarily related to a smaller increase in zinc prices during the period as compared to 2002.  We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Exploration.  Exploration expense was $0.7 million for the first quarter of 2003 compared to $0.6 million for the same period of 2002.  The slight increase in exploration expense during 2003 is primarily the result of the acquisition of mineral properties in Bolivia.

Administrative.  Administrative expense was $1.1 million for the first quarter of 2003, compared to $0.8 million for the first quarter of 2002.  The increase in administrative expenses during the first quarter of 2003 as compared to the same period of 2002 is the result of an increase in the cost of directors and officers’ insurance premiums, the value of a stock grant made to a consultant and employee fraud loss as discussed in Note 2 to the financial statements.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $43.3 million, compared to $44.1 million at December 31, 2002.  The decrease in cash is the result of $1.1 million invested in property, plant and equipment related to the development of the San Cristobal Project and $1.0 million used to fund operations, property holding costs and administrative costs, net of interest and other income and partially offset by $1.3 million in proceeds from the exercise of our company’s stock options by certain employees and a former director.

During the quarter the Company issued 7,921 Ordinary Shares, valued at $120,000, to a consultant in lieu of cash.  At March 31, 2003, we have remaining securities with an approximate value of $200 million available for issue under our universal shelf registration statements.

Unless there is an improvement in the metals markets, we expect to limit operations and project spending for the remainder of the year to approximately $5.0 million. We could significantly reduce these expenditures even further while still maintaining our current properties and key personnel should we deem it strategically desirable to do so.  We plan to fund our project and operating expenditures for the remainder of the year from our existing cash balances, from interest and other income and, under certain circumstances, from the issuance of limited amounts of stock.

We will require significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project.  There can be no assurance that metals or capital markets will improve or that we will be able to obtain the required financing on terms that we find attractive, or at all.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements.  These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead.  The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, our company cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

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

•                  the availability of experienced employees; and

•                  the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2002.

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

To complete the project financing for San Cristobal, our company expects to be required to hedge a portion of its planned production.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  Our company currently engages in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing.  See “Item 2, Results of Operations.”

Item 4. Controls and Procedures

Our company’s chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days of the filing date of this report. Their evaluation concluded that effectiveness of our disclosure controls and procedures are satisfactory.

While we believe our internal controls are adequate and that there are no material weaknesses, certain controls were modified and improved during the first quarter of 2003 as a result of the losses from employee embezzlement discussed in the Company’s 2002 Annual Report on Form 10-K.  Aside from these improvements, there were no significant changes in our company’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls.

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

APEX SILVER MINES LIMITED
(Registrant)

Date:	May 13, 2003	By:	/s/ Keith R. Hulley
Keith R. Hulley
President and Chief Executive Officer

Date:	May 13, 2003	By:	/s/ Mark A. Lettes
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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
\s\ Keith R. Hulley
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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

\s\ Mark A. Lettes
Mark A. Lettes
Chief Financial Officer