Form 10-Q
period 2003-06-30
APEX SILVER MINES LTD
filed 2003-08-12
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

AT AUGUST 8, 2003, 36,635,461 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,448,108	$44,145,593
Prepaid expenses and other assets	1,208,718	670,724
Total current assets	42,656,826	44,816,317

Property, plant and equipment (net)	96,008,485	93,781,351
Value added tax recoverable	5,225,570	5,205,157
Other non-current assets	302,246	251,959
Total assets	$144,193,127	$144,054,784

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$2,045,263	$1,470,093
Current portion of notes payable	—	84,000
Total current liabilities	2,045,263	1,554,093

Notes payable	689,958	769,958
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity
Ordinary shares, $.01 par value, 75,000,000 shares authorized; 36,512,461 and 36,268,317, shares issued and outstanding for respective periods	365,125	362,683
Contributed surplus	217,615,511	214,136,784
Accumulated deficit	(76,522,730)	(72,768,734)
Total shareholders’ equity	141,457,906	141,730,733
Total liabilities and shareholders’ equity	$144,193,127	$144,054,784

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period December 22, 1994 (inception) through
	2003	2002	2003	2002	June 30, 2003
		(Restated) (2)		(Restated) (2)
Income and expenses
Interest and other income	$173,032	$250,728	$327,866	$458,980	$14,047,769
Trading gain (loss)	179,894	8,351	200,045	90,205	(312,089)
Exploration	(820,052)	(753,958)	(1,554,237)	(1,341,297)	(61,711,241)
Administrative	(1,583,123)	(2,754,698)	(2,710,723)	(3,507,420)	(31,993,774)
Amortization and depreciation	(10,463)	(15,060)	(16,948)	(35,340)	(1,112,282)
Loss before minority interest	(2,060,712)	(3,264,637)	(3,753,997)	(4,334,872)	(81,081,617)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886
Net loss for the period	$(2,060,712)	$(3,264,637)	$(3,753,997)	$(4,334,872)	$(76,522,731)

Net loss per Ordinary Share – basic and diluted (1)	$(0.06)	$(0.09)	$(0.10)	$(0.12)	$(2.81)

Weighted average Ordinary Shares outstanding	36,460,606	35,557,288	36,422,743	35,208,505	27,270,595

(1)             Diluted earnings per share were antidilutive for all periods presented.

(2)             See Note 2 for discussion of restated amounts.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,		For the Period December 22, 1994 (inception) through
	2003	2002	June 30, 2003
		(Restated) (1)
Cash flows from operating activities:
Net cash used in operating activities	$(2,035,461)	$(1,535,574)	$(74,138,329)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,118,082)	(2,713,616)	(87,759,012)
Net cash used in investing activities	(2,118,082)	(2,713,616)	(87,759,012)

Cash flows from financing activities:
Payments of notes payable	—	(60,000)	(1,949,550)
Net proceeds from issuance of Ordinary Shares	—	6,550,000	198,311,070
Proceeds from exercise of stock options	1,456,058	4,237,895	7,266,885
Deferred organization costs	—	—	(282,956)
Net cash from financing activities	1,456,058	10,727,895	203,345,449
Net increase (decrease) in cash and cash equivalents	(2,697,485)	6,478,705	41,448,108
Cash and cash equivalents - beginning of period	44,145,593	41,536,181	—
Cash and cash equivalents - end of period	$41,448,108	$48,014,886	$41,448,108

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$249,941	$255,673
Stock issued (retired) for compensation	$(34,021)	$192,223
Stock issued for mineral property options	$—	$405,750
Stock issued for available for sale securities	$—	$96,750
Stock issued for payment of notes payable	$164,000	$953,500
Stock issued as compensation to consultants	$1,133,533	$628,827
Warrants issued as compensation to consultants	$761,600	$1,038,000

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

2.              Restatement of Prior Years Results

The Company has restated certain amounts in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and the Consolidated Statements of Cash Flows for the six month period ended June 30, 2002, to reflect the losses resulting from embezzlement by an employee as discussed in the Company’s 2002 Annual Report on Form 10-K.  The net result of the restatement are $68,935 and $140,339 increases in administrative expense for the three month and six month periods ended June 30, 2002, respectively.  In addition, the Company recognized a $187,731 loss during the first quarter of 2003 resulting from the embezzlement. During the second quarter of 2003 the company recovered $11,258 of the embezzled funds and the amount is reflected in results of operations as a reduction of “Administrative Expense” for the period.  Future recoveries, if any, will be recognized in results of operations when realized.

3.              Significant Accounting Policies

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”) which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred.  Adoption of the standard had no current impact on the Company’s earnings or financial position.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“FAS 145”).  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of FAS 145 had no impact on the Company’s results of operations or financial position at June 30, 2003.

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Adoption of FAS 146 had no impact on the Company’s results of operations or financial position and June 30, 2003.

Effective January 1, 2003, the Company adopted the disclosure requirements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS No. 148”). FAS No. 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS

No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, no stock-based employee compensation is reflected in net income.  As provided for under FAS No. 148 the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		(Restated)		(Restated)
Net loss, as reported	$(2,060,712)	$(3,264,637)	$(3,753,997)	$(4,334,872)
Less: Total stock based compensation expense determined under fair value based method for all awards,net of tax effect	(449,863)	(446,803)	(890,753)	(866,275)

Pro forma net loss	$(2,510,575)	$(3,711,440)	$(4,644,750)	$(5,201,147)
Net loss per Ordinary Share:
Basic and diluted – as reported	$(0.06)	$(0.09)	$(0.10)	$(0.12)
Basic and diluted – pro forma	$(0.07)	$(0.10)	$(0.13)	$(0.15)

See Note 2 for discussion of restated amounts.

Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at June 30, 2003.

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

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS No. 149”).  FAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at June 30, 2003.

In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS No. 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect adoption of this statement to have an impact on the Company’s results of operations or financial position.

4.   Value Added Tax Recoverable

The Company has recorded the value added tax (“VAT”) paid by its wholly owned subsidiary, ASC Bolivia, as a recoverable asset.  The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop.  Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax.  The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities.  Although the application process in Mexico is current, no refunds have been received in over two years.  Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company’s intent to recover the full amount of VAT paid in Mexico.  At June 30, 2003, the recoverable VAT recorded for Bolivia and Mexico is $5,043,018 and $182,553, respectively, net of impairment.

5.   Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2003	December 31, 2002
Mineral properties.	$92,824,711	$90,322,022
Buildings.	1,408,262	1,408,242
Mining equipment and machinery.	2,976,403	3,039,941
Other furniture and equipment.	847,575	845,252
	98,056,951	95,615,457
Less: Accumulated depreciation.	(2,048,466)	(1,834,106)
	$96,008,485	$93,781,351

6.   Commitments and Contingencies

At June 30, 2003, the Company has a remaining outstanding letter of credit in the amount of $200,000 associated with the power facilities for the San Cristobal Project.

7.   Shareholder’s Equity

During the six month period ended June 30, 2003, options to purchase 158,329 Ordinary Shares were exercised by employees and a former director at an average exercise price of $9.20, generating net proceeds of $1,456,058.

In addition, the Company issued grants of its Ordinary Shares and warrants to purchase its Ordinary Shares to settle certain financial obligations during the year, in lieu of cash.  Grants of Ordinary Shares are valued at market on the day of issuance.  Options and warrants to purchase Ordinary Shares are valued at the day of grant using a Black-Scholes option-pricing model or fair market value if determinable.

The Company issued the following Ordinary Share based instruments and recorded the value to the appropriate account during the six month period ended June 30, 2003:

Purpose	Instrument Type	Number of Shares	Value Recorded
Employee compensation	(Retire)/Grant Shares (net)	(4,990)	$(34,021)
Payment of notes payable	Grants of Shares	11,287	$164,000
Consulting fees	Grants of Shares	79,519	$1,133,533
Consulting fees	Warrants to Purchase Shares	130,000	$761,600

The 130,000 warrants consisted of 120,000 warrants issued at an exercise price of $12.92 with an expiration date of April 1, 2008 and 10,000 warrants issued at an exercise price of $14.59 with an expiration date of April 8, 2008.

Item 2:   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Limited”, “our company” or “we”) for the three month and six month periods ended June 30, 2003 and changes in our financial condition from December 31, 2002.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2002.

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

Results of Operations – Three Months Ended June 30, 2003

Interest and other income. Interest and other income was $0.2 million for the second quarter of 2003 compared to the $0.3 million recorded during the second quarter of 2002.  The decrease was primarily the result of lower interest rates during 2003.

Trading gains and losses. During the second quarter of 2003, we recorded a mark to market gain related to our metals trading program of $0.2 million compared to a negligible mark to market gain for the same period in 2002.  The increased mark to market gain for the second quarter of 2003 was primarily related to increasing zinc and silver prices in 2003 as compared to the same period of 2002.  We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Exploration.  Exploration expense is comparable for both the second quarter of 2003 and 2002 at approximately $0.8 million.  The slight increase in exploration expense during 2003 is primarily the result of the acquisition of mineral properties in Bolivia and Peru.

Administrative.  Administrative expense was $1.6 million for the second quarter of 2003, compared to $2.8 million for the second quarter of 2002.  The decrease in administrative expenses during 2003 is the result of a decrease in the use of consultants, a smaller workforce and the elimination of employee fraud loss as discussed in Note 2 to the financial statements.

Results of Operations – Six Months Ended June 30, 2003

Interest and other income. Interest and other income for the first six months of 2003 is $0.3 million, as compared to $0.5 million for the first six months of 2002.  The decrease in interest and other income is primarily the result of lower interest rates during 2003, compared to interest rates during the same period of 2002.

Trading gains and losses. During the first six months of 2003, we recorded a mark to market gain related to our metals trading program of $0.2 million compared to a mark to market gain of $0.1 million for the same period in 2002.  The increased mark to market gain for 2003 was primarily related to increasing zinc and silver prices during the first six months of 2003 as compared to the same period of 2002.  We measure the fair value of open positions at each reporting period, recording the difference in the carrying value to current earnings, in accordance with FAS 133.

Exploration.  Exploration expense was $1.5 million for the first six months of 2003 compared  to $1.3 million for the same period of 2002.  The increase in exploration expense during 2003 is primarily the result of the acquisition of mineral properties in Bolivia and Peru.

Administrative.  Administrative expenses are $2.7 million for the first six months of 2003, compared to $3.5 million for the same period of 2002.  The decrease in administrative expenses during the first six months of 2003 is the result of a decrease in the use of consultants and a reduction in workforce as compared to the same period of 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $41.4 million, compared to $44.1 million at December 31, 2002.  The decrease in cash is the result of $2.1 million invested in property, plant and equipment related to the development of the San Cristobal Project and $2.0 million used to fund operations, property holding costs and administrative costs, net of interest and other income and partially offset by $1.4 million in proceeds from the exercise of our company’s stock options by certain employees and a former director.

During the year we issued 90,806 Ordinary Shares, pursuant to our universal shelf registration statement, having an aggregate value of approximately $1.3 million, for consulting services and for the repayment of debt. In addition, we issued 130,000 warrants to purchase Ordinary Shares valued at approximately $0.8 million as payments for consulting services.  At June 30, 2003, we have remaining securities with an approximate value of $200 million available for issue under our universal shelf registration statements.

Unless there is an improvement in the metals markets, we expect to limit operations and project cash expenditures for the remainder of the year to approximately $3.0 million.  We plan to fund our project and operating cash expenditures for the remainder of the year from our existing cash balances and from interest and other income.

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

•                  political and economic uncertainties and instability in Bolivia and other developing countries in which the Company conducts business;

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

To complete the project financing for San Cristobal, our company expects to be required to hedge a portion of its planned production.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  Our company currently engages in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing.  See “Item 2, – Results of Operations.”

Item 4. Controls and Procedures

Our company’s chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Their evaluation concluded that effectiveness of our disclosure controls and procedures are satisfactory.

While we believe our internal controls are adequate and that there are no material weaknesses, certain controls were modified and improved during the first six months of 2003 as a result of the losses from employee embezzlement discussed in the Company’s 2002 Annual Report on Form 10-K.  Aside from these improvements, there were no significant changes in our company’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls.

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

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 29, 2003.  At the meeting the following directors were elected until 2006:

	Number of Ordinary Shares Voted
Director	Affirmative	Negative
David Sean Hanna	32,606,749	33,276
Thomas S. Kaplan	32,606,749	33,276
Kevin R. Morano	32,606,749	33,276

The directors continuing in office until 2004 or 2005 are Harry M. Conger, Charles L. Hansard, Ove Hoegh, Keith R. Hulley, Charles B. Smith and Paul Soros.

The shareholders also ratified the Company’s selection of PricewaterhouseCoopers LLP as the independent accountants for the 2003 fiscal year with an affirmative vote of 32,560,286 Ordinary Shares, with 58,238 Ordinary Shares voting against and 21,501 Ordinary Shares abstaining.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.0 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports filed on Form 8-K during the quarter ended June 30, 2003:

- The Company filed a Form 8-K dated May 8, 2003, reporting under Item 7 and 12 a press release of financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED
(Registrant)

Date:	August 11, 2003	By:	/s/ Keith R. Hulley
Keith R. Hulley
President and Chief Executive Officer

Date:	August 11, 2003	By:	/s/ Mark A. Lettes
Mark A. Lettes
Vice President of Finance and Chief Financial Officer