Form 10-Q
period 2003-09-30
APEX SILVER MINES LTD
filed 2003-11-12
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

AT NOVMBER 7, 2003, 36,760,231 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,919,388	$44,145,593
Prepaid expenses and other assets	1,504,477	670,724
Total current assets	43,423,865	44,816,317

Property, plant and equipment (net)	97,031,461	93,781,351
Value added tax recoverable	5,221,026	5,205,157
Other non-current assets	298,527	251,959
Total assets	$145,974,879	$144,054,784

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$1,886,405	$1,470,093
Current portion of notes payable	—	84,000
Total current liabilities	1,886,405	1,554,093

Notes payable	689,958	769,958
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 36,738,205 and 36,268,317, shares issued and outstanding for respective periods	367,382	362,683
Contributed surplus	220,508,701	214,136,784
Accumulated deficit	(77,477,567)	(72,768,734)
Total shareholders’ equity	143,398,516	141,730,733
Total liabilities and shareholders’ equity	$145,974,879	$144,054,784

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period December 22, 1994 (inception) through Sept. 30, 2003
	2003	2002	2003	2002
		(Restated) (2)		(Restated) (2)
Income and expenses
Interest and other income	$104,141	$198,399	$432,007	$657,379	$14,151,910
Trading gain (loss)	505,420	(298,728)	705,465	(208,523)	193,331
Exploration	(637,855)	(1,466,383)	(2,192,092)	(2,807,680)	(62,349,096)
Administrative	(916,947)	(829,519)	(3,627,670)	(4,336,939)	(32,910,721)
Amortization and depreciation	(9,596)	(16,152)	(26,544)	(51,492)	(1,121,878)
Loss before minority interest	(954,837)	(2,412,383)	(4,708,834)	(6,747,255)	(82,036,454)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886
Net loss for the period	$(954,837)	$(2,412,383)	$(4,708,834)	$(6,747,255)	$(77,477,568)
Net loss per Ordinary Share – basic and diluted (1)	$(0.03)	$(0.07)	$(0.13)	$(0.19)	$(2.81)
Weighted average Ordinary Shares outstanding	36,658,117	35,976,222	36,502,367	35,785,050	27,538,069

(1)             Diluted earnings per share were antidilutive for all periods presented.

(2)             See Note 2 for discussion of restated amounts.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Nine Months Ended September 30,		For the Period December 22, 1994 (inception) through Sept. 30, 2003
	2003	2002
		(Restated) (1)
Cash flows from operating activities:
Net cash used in operating activities	$(2,249,713)	$(2,802,200)	$(74,352,581)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,150,654)	(3,636,089)	(88,791,584)
Net cash used in investing activities	(3,150,654)	(3,636,089)	(88,791,584)
Cash flows from financing activities:
Payments of notes payable	—	(290,657)	(1,949,550)
Net proceeds from issuance of Ordinary Shares	—	6,550,000	198,311,070
Proceeds from exercise of stock options and warrants	3,174,162	4,681,684	8,984,989
Deferred organization costs	—	—	(282,956)
Net cash from financing activities	3,174,162	10,941,027	205,063,553
Net increase (decrease) in cash and cash equivalents	(2,226,205)	4,502,738	41,919,388
Cash and cash equivalents - beginning of period	44,145,593	41,536,181	—
Cash and cash equivalents - end of period	$41,919,388	$46,038,919	$41,919,388

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$346,744	$382,119
Stock issued for compensation (net)	$290,561	$195,504
Stock issued for mineral property options	$—	$715,745
Stock issued for available for sale securities	$—	$96,750
Stock issued for payment of notes payable	$164,000	$953,500
Stock issued as compensation to consultants	$1,986,293	$1,002,398
Warrants issued as compensation to consultants	$761,600	$1,038,000

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

2.              Restatement of Prior Years Results

The Company has restated certain amounts in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2002, to reflect the losses resulting from embezzlement by an employee as discussed in the Company’s 2002 Annual Report on Form 10-K.  The net result of the restatement are $78,470 and $218,809 increases in administrative expense for the three month and nine month periods ended September 30, 2002, respectively.  In addition, the Company recognized a $187,731 loss during the first quarter of 2003 resulting from the embezzlement. During the second and third quarters of 2003 the Company recovered $33,663 of the embezzled funds and the amount is reflected in results of operations as a reduction of “Administrative Expense” for the period.  Future recoveries, if any, will be recognized in results of operations when realized.

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

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“FAS 145”).  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of FAS 145 had no impact on the Company’s results of operations or financial position at September 30, 2003.

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Adoption of FAS 146 had no impact on the Company’s results of operations or financial position and September 30, 2003.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
		(Restated)		(Restated)
Net loss, as reported	$(954,837)	$(2,412,383)	$(4,708,834)	$(6,747,255)
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(449,863)	(450,581)	(1,340,616)	(1,316,856)

Pro forma net loss	$(1,404,700)	$(2,862,964)	$(6,049,450)	$(8,064,111)
Net loss per Ordinary Share:
Basic and diluted – as reported	$(0.03)	$(0.07)	$(0.13)	$(0.19)
Basic and diluted – pro forma	$(0.04)	$(0.08)	$(0.17)	$(0.23)

See Note 2 for discussion of restated amounts.

Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at Sepember 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”), which requires the consolidation of certain variable interest entities, as defined.  FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and as a result of a FASB position issued in October 2003 the effective date of FIN 46 for entities created before February 1, 2003 has been deferred if certain criteria are met. Whilst this deferral is in place disclosures are required currently if a company expects to consolidate any variable interest entities. The Company believes it has no such variable interest entities and as a result FIN No. 46 will have no impact on its results of operations, financial position or cash flows.

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS No. 149”).  FAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS No. 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  A FASB position issued in October 2003 deferred the provision of paragraph 9 & 10 of FAS 150 as they apply to certain mandatory redeemable financial instruments for an indefinite period.  The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

4.              Value Added Tax Recoverable

The Company has recorded the value added tax (“VAT”) paid by its wholly owned subsidiary, ASC Bolivia, as a recoverable asset.  The VAT paid by ASC Bolivia is expected to be recovered through the sales of its production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop.  Bolivian law states that VAT paid prior to production may be recovered as a credit against Bolivian taxes arising from production, including income tax.  The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities.  Although the application process in Mexico is current, no refunds have been received in over two years.  Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company’s intent to recover the full amount of VAT paid in Mexico.  At September 30, 2003, the recoverable VAT recorded for Bolivia and Mexico is $5,038,473 and $182,553, respectively, net of impairment.

5.              Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2003	December 31, 2002
Mineral properties	$93,959,214	$90,322,022
Buildings	1,408,262	1,408,242
Mining equipment and machinery	2,971,288	3,039,941
Other furniture and equipment	847,575	845,252
	99,186,339	95,615,457
Less: Accumulated depreciation	(2,154,878)	(1,834,106)
	$97,031,461	$93,781,351

6.              Commitments and Contingencies

At September 30, 2003, the Company has an outstanding letter of credit in the amount of $200,000 associated with the power facilities for the San Cristobal Project.  During October 2003, the Company issued an irrevocable letter of credit in the amount of $260,000 associated with the planned port facilities for the San Cristobal Project.

7.              Shareholder’s Equity

During the nine month period ended September 30, 2003, options to purchase 251,553 Ordinary Shares were exercised by employees and a former director at an average exercise price of $9.54, generating net proceeds of $2,398,962.  In addition, during the period, a consultant exercised warrants to purchase 60,000 Ordinary Shares at $12.92 per share, generating net proceeds of $775,200.

The Company also issued grants of its Ordinary Shares and warrants to purchase its Ordinary Shares to settle certain financial obligations during the year, in lieu of cash.  Grants of Ordinary Shares are valued at market on the day of issuance.  Options and warrants to purchase Ordinary Shares are valued at the day of grant using a Black-Scholes option-pricing model or fair market value if determinable.

The Company issued the following Ordinary Shares and warrants to purchase Ordinary Shares and recorded the value to the appropriate accounts during the nine month period ended September 30, 2003:

Purpose	Instrument Type	Number of Shares	Value Recorded
Employee compensation	Grant of Shares (net)	15,373	$290,561
Payment of notes payable	Grants of Shares	11,287	$164,000
Consulting fees	Grants of Shares	131,676	$1,986,293
Consulting fees	Warrants to Purchase Shares	130,000	$761,600

The 130,000 warrants consisted of 120,000 warrants issued at an exercise price of $12.92 with an expiration date of April 1, 2008 and 10,000 warrants issued at an exercise price of $14.59 with an expiration date of April 8, 2008.  At September 30, 2003, 60,000 of the $12.92 warants had been exercised.

Item 2:   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Limited” or “we”) for the three month and nine month periods ended September 30, 2003 and changes in our financial condition from December 31, 2002.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2002.

Apex Limited is a mining exploration and development company that holds a portfolio of silver and base metal exploration and development properties primarily in South America, Mexico, Central America and central Asia.  The composition and size of our exploration portfolio changes from time to time as we acquire new exploration properties with mineral potential and release exploration properties that have no current interest to us.  None of the properties is in production and, consequently, we have no current operating income or cash flow.  Our primary source of income since inception has been interest income.  Our policy is to invest all excess cash in liquid, high credit quality, short-term financial instruments.

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

During the third quarter of 2003, the Company continued to work on infrastructure arrangements for its San Cristobal Project, entering into long-term contracts for the truck and rail transportation of concentrates from San Cristobal and for the use of the port in Mejillones, Chile to store, load and export concentrates.  Both contracts are subject to typical conditions precedent, including obtaining necessary permits and approvals from Bolivian and Chilean authorities, closing of debt financing for the project and satisfying conditions for the initial borrowing. Both contracts are subject to early termination by either party if these and certain other conditions precedent are not completed by year-end 2004 in the case of the transportation contract and by the end of the first quarter of 2005 in the case of the port contract.

Results of Operations – Three Months Ended September 30, 2003

Interest and other income. Interest and other income was $0.1 million for the third quarter of 2003 compared to the $0.2 million recorded during the third quarter of 2002.  The decrease was primarily the result of lower interest rates during 2003.

Trading gains and losses. During the third quarter of 2003, we recorded a mark to market gain related to our metals trading program of $0.5 million compared to a mark to market loss of $0.3 million for the same period in 2002.  The increased mark to market gain for the third quarter of 2003 was primarily related to increasing zinc and silver prices in 2003 as compared to falling prices during the same period of 2002.  We measure the fair value of open positions at end of each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Exploration.  Exploration expense was $0.6 million for the third quarter of 2003 compared to $1.5 million for the same period of 2002.  The higher expenses for the third quarter of 2002 as compared to the third quarter of 2003 is primarily related to a drilling program conducted at the Paca/Pulacyo project 95 kilometers northeast of San Cristobal during the third quarter of 2002.

Administrative.  Administrative expense was $0.9 million for the second quarter of 2003, compared to $0.8 million for the second quarter of 2002.  The slight increase in administrative expenses during 2003 is the result of administrative costs incurred toward the concluding of the port and transportation agreements for our San Cristobal Project.

Results of Operations – Nine Months Ended September 30, 2003

Interest and other income. Interest and other income for the first nine months of 2003 is $0.4 million, as compared to $0.7 million for the first nine months of 2002.  The decrease in interest and other income is primarily the result of lower interest rates during 2003, compared to interest rates during the same period of 2002.

Trading gains and losses.  During the first nine months of 2003, we recorded a mark to market gain related to our metals trading program of $0.7 million compared to a mark to market loss of $0.2 million for the same period in 2002.  The increased mark to market gain for 2003 was primarily related to increasing zinc and silver prices during the nine months of 2003 as compared to falling prices during the same period of 2002.  We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to current earnings, in accordance with FAS 133.

Exploration.  Exploration expense was $2.2 million for the first nine months of 2003 compared  to $2.8 million for the same period of 2002.  The higher expenses for the first nine months of 2002 as compared to the same period of 2003 is primarily related to a drilling program conducted at the Paca/Pulacyo project 95 kilometers northeast of San Cristobal during 2002.

Administrative.  Administrative expenses are $3.6 million for the first nine months of 2003, compared to $4.3 million for the same period of 2002.  The decrease in administrative expenses during the first nine months of 2003 is primarily the result of a decrease in the use of consultants as compared to the same period of 2002.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $41.9 million, compared to $44.1 million at December 31, 2002.  The decrease in cash is the result of $3.2 million invested in property, plant and equipment related to the development of the San Cristobal Project and $2.2 million used to fund operations, property holding costs and administrative costs, net of interest and other income and partially offset by $3.2 million in proceeds from the exercise of stock options and warrants by certain employees, a former director and a consultant.

During the year we issued 158,336 Ordinary Shares having an aggregate value of approximately $2.4 million for consulting services, compensation and for the repayment of debt.  In addition, we issued 130,000 warrants to purchase Ordinary Shares valued at approximately $0.8 million as payments for consulting services.  At September 30, 2003, we have remaining securities with an approximate value of $200 million available for issue under our universal shelf registration statements.

Unless there is an improvement in the metals markets, we expect to limit operations and project cash expenditures for the remainder of the year to approximately $2.0 million.  We plan to fund our project and operating cash expenditures for the remainder of the year from our existing cash balances and from interest and other income.

We will require significant additional debt and equity financing from outside sources to complete development of the San Cristobal Project.  There can be no assurance that metals or capital markets will improve or that we will be able to obtain the required financing on terms that we find attractive, or at all.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements.  These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead.  The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

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

To complete the project financing for San Cristobal, we expect to be required to hedge a portion of our planned production.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  We currently engage in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing.  See “Item 2,– Results of Operations.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Their evaluation concluded that effectiveness of our disclosure controls and procedures are satisfactory.

While we believe our internal controls are adequate and that there are no material weaknesses, certain controls were modified and improved during 2003 as a result of the losses from employee embezzlement discussed in the Company’s 2002 Annual Report on Form 10-K.  Aside from these improvements, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls.

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

(a)  Exhibits:

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.0 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports filed on Form 8-K during the quarter ended September 30, 2003:

• The Company filed a Form 8-K dated August 8, 2003, reporting under Item 7 and 12 a press release of financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED
(Registrant)

Date: November 11, 2003	By:	/s/ Keith R. Hulley
Keith R. Hulley
President and Chief Executive Officer

Date: November 11, 2003	By:	/s/ Mark A. Lettes
Mark A. Lettes
Vice President of Finance and Chief Financial Officer