Form 10-K
period 2003-12-31
APEX SILVER MINES LTD
filed 2004-03-09
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13627

APEX SILVER MINES LIMITED
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands, British West Indies (State of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)
Walker House Mary Street George Town, Grand Cayman Cayman Islands, British West Indies (Address of principal executive office)	Not Applicable (Zip Code)
(345) 949-0050 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Ordinary Shares, $0.01 par value	Name of each exchange on which registered American Stock Exchange

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003, was approximately $268,000,000, based on the closing price of the Ordinary Shares on the American Stock Exchange of $14.75 per share.

        The number of Ordinary Shares outstanding as of March 5, 2004 was 47,347,536.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

        Apex Silver Mines Limited, incorporated under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver properties in South America, Mexico, Central America and Central Asia. We have a large diversified portfolio of privately owned and controlled silver exploration properties. We have rights to or control over 100 silver and other mineral exploration holdings, divided into 34 property groups, located in or near the traditional silver producing regions of Bolivia, Mexico, Peru, El Salvador and Kyrgyzstan. Our exploration efforts have produced our first development property, our 100% owned San Cristobal Project located in southern Bolivia. San Cristobal's proven and probable reserves, based on $4.62 per ounce silver, $0.38 per pound zinc and $0.22 per pound lead, total approximately 211 million tonnes of ore grading 65.81 grams per tonne of silver, 1.63% zinc and 0.61% lead, containing approximately 446 million ounces of silver, 7.6 billion pounds of zinc and 2.8 billion pounds of lead. The prices used represent the three year average price for each of the metals as per guidelines established by the Securities and Exchange Commission. None of our properties is in production, and consequently we have no operating income or cash flow.

        As used herein, Apex Limited, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

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

BUSINESS STRATEGY

        Apex Limited is one of a limited number of mining companies which focuses on silver exploration, development and production. Our strategy is to capitalize on the San Cristobal Project and our sizeable portfolio of silver exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

        Although our primary focus is on mining silver, we intend to produce other metals associated with our silver deposits if economically practicable, including zinc, lead, copper and gold. We are managed by a team of seasoned mining professionals with significant experience in the construction, development and operation of large scale, open pit and underground, precious and base metals mining operations, as well as the identification and exploration of mineral properties.

        The principal elements of our business strategy are to:

  •
  Secure financing for and proceed to develop the San Cristobal Project into a large scale open pit mining operation;

  •
  Continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and divesting those properties that are not of continuing interest; and

  •
  Identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver or have exploration potential.

SAN CRISTOBAL PROJECT

        Our 100% owned San Cristobal Project is located in the San Cristobal mining district of the Potosi Department in southern Bolivia, a region that has historically produced a significant portion of the world's silver supply. San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the city of La Paz, which is the seat of government where executive and legislative powers reside. The project is accessible by a gravel road from the international railroad at Rio Grande, approximately 50 kilometers to the north, and from the town of Uyuni, a former railroad maintenance town, approximately 100 kilometers to the northeast. The railroad begins at the Chilean port of Antofagasta, approximately 460 kilometers southwest of San Cristobal, and continues north to La Paz.

        The San Cristobal property is comprised of certain mining concessions which are part of a large block of concessions covering approximately 480,000 acres which we own or control. In addition, we have acquired rights to approximately 200,000 acres for transportation and power lines. Under these mining concessions, we have the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government.

        Our San Cristobal property is largely unexploited. The relatively small, shut down Toldos mine, located approximately 1.5 kilometers from the proposed San Cristobal open pit mine, was mined by underground block caving and open pit mining between 1985 and 1995. At present, there is no significant mining or processing plant or equipment on the San Cristobal property.

        We believe that our San Cristobal property contains one of the largest known open pit silver-lead-zinc deposits in the world. Current proven and probable reserves at San Cristobal, total approximately 211 million tonnes of ore grading 65.81 grams per tonne of silver, 1.63% zinc and 0.61% lead. These reserves contain approximately 446 million ounces of silver, 7.6 billion pounds of zinc and 2.8 billion pounds of lead. The reserves are based on $4.62 per ounce silver, $0.38 per pound zinc and $0.22 per pound lead. These prices represent the three year average prices for each of the metals as per guidelines established by the Securities and Exchange Commission. The full dimensions of the San Cristobal deposit have not yet been determined; mineralized material extends outward from the identified ore body in most directions as well as to depths below 260 meters, the currently defined pit bottom.

        In September 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. Based on the feasibility study, we anticipate developing a low cost, open pit silver-zinc mine at San Cristobal with a low strip ratio of approximately 1.8:1 (tonnes of waste per tonne of ore), including pre-stripping. Under the study's mine plan, we would mine the deposit at a rate of approximately 40,000 tonnes of ore per day and process the ore by conventional flotation methods. We would transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant. The ore would be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate zinc-silver and lead-silver concentrates and lesser amounts of silver bulk concentrates. We expect to transport the filtered concentrates by road or railroad to a port in Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe.

        In September 2000, we announced that positive metallurgical and operational improvements occurring subsequent to completion of the San Cristobal feasibility study had further enhanced the project economics. Once commercial production is attained, we believe the operation should produce an annual average of approximately 21 million contained ounces of silver, 478 million contained pounds of zinc and 155 million contained pounds of lead over a mine life of approximately 15 years, with higher metal production anticipated in the first five years. Based on the geology of San Cristobal, and the drilling, analysis and proven and probable reserves identified to date, we believe that the San Cristobal Project could be extended in life or increased in scale.

        We have spent approximately $98 million in project capital at San Cristobal, including approximately $33 million in construction costs, through December 31, 2003. Based on certain revisions made during 2000 to the September 1999 feasibility study for the San Cristobal Project, which assumes contract mining, we forecast additional capital costs for construction to total approximately $435 million, net of approximately $60 million in expected tax credits, including approximately $25 million which will be recovered against our future Bolivian income taxes after commencement of production. We believe capital costs have increased since this estimate was made, but have not yet updated the capital cost estimate.

        Life-of-mine average cash operating cost for San Cristobal is currently forecast to average approximately $1.95 per ounce of silver, net of lead by-product credits, and $0.27 per pound of zinc. For the first five years of production, the average cash operating cost per ounce of silver, net of lead by-product credits, is projected to be $1.23 and the average cash operating cost per pound of zinc is projected to be $0.23. Operating cash cost is a non-GAAP financial measure. Our estimated operating costs include estimated mining, milling and mine-related overhead costs, and exclude taxes, depreciation and amortization. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period divided by the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period with the result further reduced by estimated lead byproduct credits for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the estimated number of pounds of zinc to be produced during the period reduced by the pounds required to cover estimated refining, treatment and transportation charges for the period. We have included estimated average cash operating cost information to provide investors with information about the cash generating capabilities of our San Cristobal Project. This information will differ from measures of performance determined in accordance with generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

        Due primarily to weak silver prices, we reduced spending on San Cristobal development during 2001 through 2003. We advanced the project during this period primarily by continuing the evaluation and negotiation of infrastructure arrangements, including the selection of a port from which to ship the concentrates to smelters and arrangements for the transportation of concentrates from San Cristobal to the port and the provision of power to San Cristobal.

        In 2003, we entered into long-term contracts for the truck and rail transportation of concentrates from San Cristobal and for the use of the port in Mejillones, Chile to store, load and export concentrates. Both contracts are subject to typical conditions precedent, including obtaining necessary permits and approvals from Bolivian and Chilean authorities, closing of debt financing for the project and satisfying conditions for the initial borrowing. Both contracts are subject to early termination by either party if these and certain other conditions precedent are not completed by year-end 2004 in the case of the transportation contract and by the end of the first quarter of 2005 in the case of the port contract.

        With the recent increase in silver and zinc prices and our success in raising additional financing through the sale of ordinary shares, we plan to move forward with the development of San Cristobal, and expect to spend approximately $25 million in 2004. During 2004, we plan to engage an engineering and construction firm to complete detailed engineering and incorporate required changes into the development plan for construction of the project. Changes to the development plan may result in an increase in our expected capital costs for construction. We also plan to commence construction of roads and bridges for mine construction access and development and to build mancamps for construction. We expect to complete infrastructure arrangements for transportation and power. We continue to consider several alternatives for power for the San Cristobal Project. We also plan to renew the operating permits for construction and operation of the mine and processing facilities, which expire this year. In addition, we will be working actively towards completion of the financing requirements for San Cristobal if metals and capital markets remain attractive.

        Assuming that the metals markets remain favorable and that we are able to complete the additional financing required for the Project, we expect construction to commence at San Cristobal in the first half of 2005 and start-up and production to commence in 2007.

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

        Proven and probable reserves were recalculated in February 2004 using a $4.66 net smelter return per tonne cutoff value and reduced market price assumptions of $4.62 per ounce silver, $0.38 per pound zinc and $0.22 per pound lead, reflecting the three year rolling average prices through December 2003. The following tables show our proven and probable reserves of silver, zinc and lead for sulfide ore and oxide ore at the San Cristobal Project, which were calculated by Mine Reserve Associates, Inc.

	Proven and Probable Reserves—San Cristobal Project
	Average Grade				Contained Metals(1)
	Tonnes of ore (000s)	Silver Grade (oz./tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore	202,069	2.016	1.70	0.60	407,371	3,435	1,212
Oxide Ore	8,901	4.390	0.10	0.64	39,075	9	57

(1)
Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 75% for silver, 92% for zinc and 87% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead.

Republic of Bolivia

        Bolivia is situated in central South America and is bordered by Peru, Brazil, Paraguay, Argentina and Chile. It has an area of approximately 1.1 million square kilometers and a population of approximately 8.5 million people. Bolivia's official and most widely spoken language is Spanish, but over 70 percent of the population is either native Aymara or Quechua Indian.

        Bolivia has experienced slow economic growth and increasing political and economic instability in the last three years. In late 2003, there were violent demonstrations in La Paz and elsewhere in Bolivia, protesting the free-trade policies of the Bolivian government and specifically the proposed export of natural gas to the U.S. through Chile and the impact of U.S. policies regarding the drug trade. These demonstrations resulted in the resignation of President Sanchez de Lozada, in October 2003, and his constitutional replacement by President Mesa. Although to date these conditions and events have not caused any adverse impact on our San Cristobal Project, there can be no assurance regarding when or whether these political and economic uncertainties will be successfully resolved, that the political and economic climate may not become more unstable or that the political and economic uncertainties would not have an adverse impact on the development of San Cristobal.

        Bolivian law provides for unrestricted repatriation of capital, freedom to import goods and services, equality under the law between foreign and domestic companies, and the creation of "free trade zones."

        Mining companies in Bolivia are subject to a 25% income tax, with taxable income determined in accordance with Bolivian generally accepted accounting principles. Mining companies are also subject to a complementary mining tax, creditable against the income tax, ranging from 3% to 7% of revenue generated from product sales. Bolivian source income, including dividends and interest, is subject to a 12.5% withholding tax. Other taxes include import taxes of 5% on capital goods and 10% on other imports, and value added tax (VAT) of 13%. As an exporter, we will be able to apply for a refund of import duties and VAT paid on imports and raw materials included in the cost of exported goods, limited to 13% of the total value of the exports. We previously entered into an agreement with the government of Bolivia pursuant to which we would receive a certain portion of VAT refunds prior to the commencement of production. That agreement has since expired and we will be seeking to enter into a new agreement.

        All mineral deposits in Bolivia are the property of the State. Mining concessions awarded by the State grant the holder, subject to certain payments, the exclusive right to carry out prospecting, exploration, exploitation, concentration, smelting, refining and marketing activities with respect to all mineral substances located within a given concession. Under Bolivian law, local and foreign companies are treated equally in obtaining mineral concessions. With respect to nationalized and other concessions still held by State-owned Comibol, private investors may inter into joint venture, lease or services agreements with

Comibol. Holders of mining concessions are obliged to pay an annual mining patent, the fees for which are progressive and are based on the number of years of existence of the concession. Mining concessions are liable to forfeiture when the corresponding annual patent fails to be paid. Concessions established before the enactment of the New Mining Code in 1997 which comprise an area of more than 1,000 mining claims pay the equivalent of $1.00 per claim per year for the first five years of the existence of the concession; thereafter, the patent increases to the equivalent of $2.00 per claim per year. Concessions established under the New Mining Code pay the following: for the first five years of the existence of a concession, the owner is required to pay the equivalent of $25.00 per square per year; thereafter the patent increases to the equivalent of $50.00 per square per year. Most of our Bolivian concessions were established prior to enactment of the New Mining Code.

        Bolivia has a national environmental policy to protect the environment, promote sustainable development, promote the preservation of biological diversity and promote environmental education. Under Bolivia's environmental regulations, environmental impact assessments are required, and concession holders must maintain waterways running through their concessions in their unspoiled state, employ exploration and development techniques that minimize environmental damage and minimize damage to surface rights, to neighboring concessions and to the environment. In practice, foreign mining companies operating in Bolivia generally adhere to U.S. and European environmental standards for mining and exploration.

        Bolivia has experienced high levels of unemployment and underemployment. Bolivia has a large pool of unskilled and, in the mining sector, semi-skilled labor, but a relative shortage of skilled labor and managerial expertise overall. A large portion of the labor force that is engaged in wage employment is also unionized, although union participation is not mandatory and collective bargaining agreements are very rare, as negotiations are generally carried out between an individual company's union and management.

EXPLORATION

        Other than San Cristobal, we have a portfolio of silver properties in Bolivia, Mexico, Peru and Central Asia totaling approximately 760,000 acres which contain potential for silver mineralization or other significant exploration potential. These mineral properties typically consist of:

  •
  concessions which we have acquired, or applied for directly;

  •
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

Location and Distribution of Exploration Properties

Country	Number of Exploration Property Groups	Acreage
Mexico	7	131,000

South America
Bolivia	17	355,000
Peru	27	110,000

Subtotal	44	465,000

Central Asia	2	164,000

Total	53	760,000

        We believe that our most interesting exploration property is Platosa-Saltillera, located in Durango State in northern Mexico. Our joint venture partners have initiated a test mining program on a small portion of the property in which we did not choose to participate. We have retained a net smelter return royalty on this mining project. During 2004, the joint venture will map and sample an additional 9,766 hectares exploration project at Platosa-Saltillera. In addition to Platosa-Saltillera, we have holdings in Mexico in the historic Zacatecas mining district as well as several other silver properties in the States of Guerrero, Durango and Zacatecas.

        We also have holdings, joint ventures and options in Bolivia, other than the San Cristobal Project, including a property in the historic Pulacayo silver mining district. We have an exploration office in Lima and are actively exploring for silver in Peru, the world's second largest silver producing country. We have acquired the mineral rights to several historic silver districts in the northeastern and southeastern parts of the country. In Central Asia, we have two mineral prospecting licenses in Kyrgyzstan.

        We continue to explore options designed to achieve full recognition of the value of our exploration portfolio, including the possibility of forming a subsidiary into which we may consolidate most of our exploration properties outside the San Cristobal District. If we elect to proceed with SilEx, SilEx may become an independently funded exploration subsidiary focused on silver, gold and precious metal deposits and polymetallic deposits containing precious metals.

RISK FACTORS

        Investors in Apex Limited should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors:

We have no history of production.

        We have no history of producing silver or other metals. The development of our economically feasible properties will require the construction or rehabilitation and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce silver or other metals at any of our properties.

We have a history of losses and we expect losses to continue for at least the next three years.

        As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2003, we had an accumulated deficit of $78.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

The estimates of our reserves and other mineralization estimates are potentially inaccurate.

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

The San Cristobal Project is subject to risks including delays in commencement and completion and we may be unable to achieve anticipated production volume or manage cost increases.

        Completion of the development of the San Cristobal Project is subject to various factors, including the maintaining of recent price levels for silver and zinc, the availability, terms, conditions and timing of acceptable arrangements for financing, power, transportation, construction, contract mining and smelting, and required government approvals, including renewal of the construction and operations permit, and the performance of our engineering and construction contractor and suppliers and consultants. The lack of availability on acceptable terms or the delay in any one or more of the other items listed above could also delay or prevent the development of San Cristobal. There can be no assurance:

  •
  when or whether the San Cristobal Project will be completed;

  •
  whether the resulting operations will achieve the anticipated production volume; or

  •
  that the construction costs and ongoing operating costs associated with the development of the San Cristobal Project will not be higher than anticipated.

        We have never developed or operated a mine or managed a significant mine development project. We cannot assure you that the development of San Cristobal will be completed at the cost and on the schedule predicted, or that silver, zinc and lead grades and recoveries, production rates or anticipated capital or operating costs will be achieved.

        If the actual cost to complete the development of the San Cristobal Project is significantly higher than currently expected, there can be no assurance that we will have enough funds to cover these costs or that we would be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced silver and zinc prices or the failure to obtain necessary project financing on acceptable terms to commence or complete the development of the San Cristobal Project on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations and financial condition.

        The successful development of the San Cristobal Project is also subject to the other risk factors described herein.

We depend on a single mining project.

        We anticipate that the majority, if not all, of any revenues for the next few years and beyond will be derived from the sale of metals mined at the San Cristobal Project. Therefore, if we are unable to complete and successfully mine the San Cristobal Project, our ability to generate revenue and profits would be materially adversely affected.

Our success will depend on our ability to manage our growth.

        We anticipate that as we develop San Cristobal and bring it into production and as we acquire additional mineral rights, we will experience significant growth in our operations. We expect this growth to create new positions and responsibilities for management personnel and to increase substantially demands on our operating and financial systems. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.

Our profitability will be affected by changes in the prices of metals.

        Our profitability and long-term viability depend, in large part, on the market price of silver, zinc, lead and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  •
  global or regional consumption patterns;

  •
  supply of, and demand for, silver, zinc, lead and other metals;

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect, our ability to finance the development of the San Cristobal Project and the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that metals prices will not decline.

        The following table sets forth for the periods indicated (1) the Comex nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound.

	Silver		Zinc		Lead
Year
	High	Low	High	Low	High	Low
1999	$5.77	$4.86	$0.56	$0.41	$0.25	$0.21
2000	5.57	4.62	0.58	0.46	0.26	0.18
2001	4.83	4.03	0.48	0.33	0.24	0.20
2002	5.13	4.22	0.42	0.33	0.24	0.18
2003	5.99	4.35	0.46	0.34	0.34	0.19

        The closing prices of silver, zinc and lead on March 5, 2004 were $6.99 per troy ounce, $0.51 per pound, and $0.39 per pound, respectively.

We may not be successful in hedging against price, currency and interest rate fluctuations and may incur mark to market losses and lose money through our hedging programs.

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

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

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

Our profitability depends, in part, on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems and delays.

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

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

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

We cannot insure against all of the risks associated with mining.

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

Our San Cristobal Project and our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

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

  •
  unenforceability of contractual rights.

        In particular, Bolivia has experienced slow economic growth and increasing political and economic instability in the last three years. In late 2003, there were violent demonstrations in La Paz and elsewhere in Bolivia, protesting the free-trade policies of the Bolivian government and specifically the proposed export of natural gas to the U.S. through Chile and the impact of U.S. policies regarding the drug trade. These demonstrations resulted in the resignation of President Lozada, in October 2003, and his replacement by President Mesa. Although to date these conditions and events have not caused any adverse impact on our San Cristobal Project, there can be no assurance regarding when or whether these political and economic uncertainties will be successfully resolved, that any political and economic climate may not become more unstable or that the political and economic uncertainties would not have an adverse impact on the development of San Cristobal.

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

Our activities are subject to foreign environmental laws and regulations which may materially adversely affect our future operations.

        We conduct mineral exploration and development activities primarily in Central America and South America, and are most active in Bolivia, where the San Cristobal Project is located, and Mexico. With the development of San Cristobal, we also expect to conduct mining operations in Bolivia. These countries have laws and regulations which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require us to acquire permits and other authorizations for certain activities. In many countries, including Bolivia, there is relatively new comprehensive environmental legislation, and the permitting and authorization processes may be less established and less predictable than they are in the United States. There can be no assurance that we will be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the development cost of San Cristobal or other projects and could delay the commencement of production.

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

We compete against larger and more experienced companies.

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

        We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Our subsidiaries' ability to pay dividends or make other distributions to us is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary's liquidation, we may lose all or a portion of our investment in that subsidiary.

We may not be able to raise the funds necessary to explore and develop our mineral properties.

        Although we have raised approximately $209 million through equity sales in early 2004, we will need additional external financing to develop and construct the San Cristobal Project and to fund the exploration and development of our other mineral properties. Sources of external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain production at, our mineral properties.

We depend on the services of key executives.

        We are dependent on the services of key executives including our chairman and our chief executive officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristobal Project. Due to the relatively small size of Apex Limited, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristobal Project may delay or otherwise adversely affect the development of the San Cristobal Project, which could have a material adverse effect on our business or future operations.

The substantial control of Apex Limited by our directors, officers and 5% shareholders may have a significant effect in delaying, deferring or preventing a change in control of Apex Limited or other events which could be of benefit to our other shareholders.

        As of March 5, 2004, Thomas S. Kaplan and the other directors of Apex Limited and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to these persons or entities, and 5% shareholders beneficially owned approximately 25 million shares, or 52%, of our outstanding shares, assuming the conversion of currently exercisable options and warrants. This level of ownership by these persons may have a significant effect in delaying, deferring or preventing a change in control of Apex Limited or other events which could be of benefit to our other shareholders.

Apex Limited and certain lower tier subsidiaries may be treated as passive foreign investment companies for U.S. federal income tax purposes.

        We believe that we likely were a passive foreign investment company (a "PFIC") for one or more past years including 2003, and likely will be a PFIC with respect to 2004 and potentially with respect to future years as well. If we are a PFIC, then a U.S. person who disposes or is deemed to dispose of Ordinary Shares or warrants to acquire Ordinary Shares at a gain, or who received a so-called "excess distribution" on the shares or warrants, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a "QEF" election). The PFIC rules are complex, and holders are urged to consult their own tax advisers regarding the consequences to them of us being classified as a PFIC. We do not intend to make or issue to holders of our securities determinations as to our PFIC status for any taxable years.

        As we believe that we likely were a PFIC for the 2003 tax year, U.S. persons who owned (directly or under applicable attribution rules) Ordinary Shares in 2003 should consider whether to make a QEF election with respect to 2003 for their Ordinary Shares, and for their indirect ownership in any subsidiary of ours that was a PFIC in 2003. The tax consequences of a QEF election are complex, and holders of Ordinary Shares should consult their tax advisors regarding the advisability of making this election. A QEF election for a taxable year must be made on or before the due date (as may be extended) for filing the shareholder's federal income tax return for the tax year. In order to make a QEF election, a holder of Ordinary Shares must request and obtain certain information from us. On request from a holder of Ordinary Shares, we will endeavor to furnish the information necessary to make a QEF election within ninety days after the request.

        We have in certain prior filings stated that we believed that (i) Apex Limited may be considered a PFIC but (ii) none of our non-U.S. lower tier subsidiaries was a corporation for U.S. tax purposes that would itself be considered to be a PFIC. We now believe that certain of our non-U.S. lower tier subsidiaries, including the subsidiary that contains the principal assets associated with the San Cristobal Project, were corporations for U.S. tax purposes that constituted PFICs in certain prior years. As a result, there is a possibility that some shareholders may suffer adverse U.S. federal income tax consequences that arguably might not have been suffered had they been aware of the PFIC status of these lower tier subsidiaries. Such shareholders may, however, be able to make retroactive elections in some cases that would mitigate any such adverse consequences. Moreover, under applicable proposed regulations, the fact that our lower tier subsidiaries of any consequence may not have had earnings and profits for any taxable year since formation may arguably eliminate any such tax consequences in respect of prior taxable years. For the current and all subsequent taxable years, we believe that the potential for our lower tier subsidiaries to be classified as PFICs with respect to new investors can be substantially eliminated without adverse tax consequences.

        In the future, holders of our shares may claim that they have suffered adverse tax consequences for which they could have taken remedial action if they had been aware that such subsidiaries constituted PFICs. It is not possible for us to determine the number of shareholders, if any, that might make such a claim or to determine the merits or impact of such claims on us and whether such claims may be material to us.

FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

  •
  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

  •
  volatility in market prices for silver, zinc and lead;

  •
  financial market conditions, and the availability of financing on terms acceptable to Apex Limited;

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

        Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to Apex Limited and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-K.

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

        The following table sets forth for the periods indicated the Comex nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce. On March 5, 2004 the closing price of silver was $6.99 per troy ounce.

	Silver
Year
	High	Low
1999	5.77	4.86
2000	5.57	4.62
2001	4.83	4.03
2002	5.13	4.22
2003	5.99	4.35

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

        The following table sets forth for the periods indicated the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound. On March 5, 2004 the closing prices of zinc and lead were $0.51 and $0.39 per pound, respectively.

	Zinc		Lead
Year
	High	Low	High	Low
1999	0.56	0.41	0.25	0.21
2000	0.58	0.46	0.26	0.18
2001	0.48	0.33	0.24	0.20
2002	0.42	0.33	0.24	0.18
2003	0.46	0.34	0.34	0.19

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

        The following table includes information as of March 5, 2004, except as otherwise indicated, concerning the beneficial ownership of the ordinary shares by:

  •
  each person known by us to beneficially hold five percent or more of our outstanding ordinary shares,

  •
  each of our directors,

  •
  each of our executive officers, and

  •
  all of our executive officers and directors as a group.

        We have two executive officers, a chief executive officer and a chief financial officer. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to us. Except as otherwise noted, we believe that all of the persons and groups shown below have sole voting and investment power with respect to the ordinary shares indicated. As of March 5, 2004, 47,347,536 of our ordinary shares were issued and outstanding.

	Beneficial Ownership
Directors, Executive Officers and 5% Shareholders of Apex Limited(1)
	Number	Percentage
Moore Global Investments Ltd./Remington Investment Strategies L.P./Moore Emerging Markets(2)	5,734,266	12.1%
Wellington Capital Management Company LLP(3)	4,765,200	10.1%
FMR Corp.(4)	4,685,400	9.9%
George Soros(5)	3,457,823	7.3%
Strong Capital Management, Inc.(6)	3,327,631	7.0%
Harry M. Conger(7)	50,877	*
David Sean Hanna(7)	52,002	*
Charles L. Hansard(7)	19,998	*
Ove Hoegh(7)	52,002	*
Keith R. Hulley(7)(8)	126,237	*
Thomas S. Kaplan(7)(8)(9)	2,347,342	4.9%
Kevin R. Morano(7)	39,605	*
Charles B. Smith(7)	33,361	*
Paul Soros(7)(10)	521,681	1.1%
Mark A. Lettes(7)(8)	53,239	*
Directors and executive officers as a group(10 persons)(11)	3,296,344	6.8%

*
The percentage of ordinary shares beneficially owned is less than 1%.

(1)
The address of these persons, unless otherwise noted, is c/o Apex Silver Mines Corporation, 1700 Lincoln Street, Suite 3050, Denver, CO 80203.

(2)
The address of Moore Capital Management, LLC/Moore Macro Fund, L.P./Moore Emerging Markets Fund Ltd. is c/o Moore Capital Management, LLC, 1251 Avenue of the Americas, 53rd Street, New York, New York 10020. Moore Capital Management, LLC, a New York limited liability company, serves as the discretionary investment manager of Moore Macro Fund, L.P., a Bahamian limited partnership, and, in such capacity, may be deemed the beneficial owner of the portfolio assets held for the account of Moore Macro Fund, L.P. Moore Capital Advisors, LLC, a Delaware limited liability company, and Moore Advisors, Ltd., a Bahamian corporation, serve as the co-general partners of Moore Macro Fund, L.P. Moore Capital Management, LLC also serves as the discretionary investment manager to Moore Emerging Markets Fund Ltd., a Bahamian corporation. Mr. Louis M. Bacon serves as Chairman and Chief Executive Officer of Moore Capital Management, LLC, and

  Chairman and Chief Executive Officer of Moore Capital Management, LLC, and Chairman and Chief Executive Officer, director and majority interest holder of Moore Capital Advisors, LLC and Moore Advisors, Ltd. As a result, Mr. Bacon may be deemed to be the indirect beneficial owner of the aggregate 5,734,266 ordinary shares held for the accounts of Moore Macro Fund, L.P. and Moore Emerging Markets Fund Ltd.

(3)
The address of Wellington Capital Management Company LLP ("WMC") is 75 State St., Boston, Massachusetts 02109. WMC is a registered investment advisor and all of the shares are owned of record by clients of WMC.

(4)
The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of 4,569,500 of our shares. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 96,300 of our shares. Fidelity International Limited, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. Fidelity International Limited is the beneficial owner of 19,600 of our shares.

(5)
The address of Mr. George Soros is 888 7th Avenue, 33rd Floor, New York, New York 10106. Mr. George Soros may be deemed the beneficial owner of 3,457,823 ordinary shares. This number includes (i) 2,358,221 ordinary shares held for the account of Quantum Industrial Partners LDC ("QIP"), an exempted limited duration company formed under the laws of the Cayman Islands, (ii) 707,466 of ordinary shares held for the account of Geosor Corporation, a corporation formed under the laws of the State of New York ("Geosor") and (iii) 392,136 ordinary shares held for the account of EMOF LLC, a limited liability company formed under the laws of the State of Delaware ("EMOF"). QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to, portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC ("QIH Management"), a limited liability company formed under the laws of the State of Delaware. Soros Fund Management LLC ("SFM LLC"), a limited liability company formed under the laws of the State of Delaware, is the sole managing member of QIH Management. Mr. George Soros is the chairman of SFM LLC, and in this capacity may be deemed the beneficial owner of shares held for the account of QIP. Geosor is wholly owned by Mr. George Soros. EMOF Manager LLC ("EMOF Manager"), a Delaware limited liability company, is the manager of EMOF and is vested with investment discretion with respect to portfolio assets held for the account of EMOF. Mr. George Soros is the Principal Executive Officer of EMOF Manager, and in this capacity may be deemed the beneficial owner of shares held for the account of EMOF.

(6)
The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051. Strong Capital Management, Inc. is a registered investment advisor. Richard S. Strong is the Chairman of the Board of Strong Capital Management, Inc. Strong Advisor Small Cap Value Fund owns 1,888,100 ordinary shares and 1,134,990 ordinary shares are held by other accounts for which Strong Capital Management, Inc. acts as the investment advisor.

(7)
Amounts shown include ordinary shares subject to options exercisable within 60 days: 48,877 ordinary shares for Mr. Conger; 52,002 ordinary shares for Mr. Hanna; 19,998 ordinary shares for Mr. Hansard; 52,002 ordinary shares for Mr. Hoegh; 87,500 ordinary shares for Mr. Hulley; 573,772 ordinary shares for Mr. Kaplan; 36,605 ordinary shares for Mr. Morano; 33,361 ordinary shares for Mr. Smith; 52,002 ordinary shares for Mr. Soros; and 44,700 ordinary shares for Mr. Lettes.

(8)
Amounts shown include restricted ordinary shares issued pursuant to our Employees' Share Option Plan: 39,449 shares for Mr. Kaplan; 38,737 shares for Mr. Hulley; and 8,539 shares for Mr. Lettes.

(9)
Mr. Kaplan, pursuant to a voting trust agreement, has voting and dispositive control with respect to 1,734,121 ordinary shares owned by Consolidated Commodities, Ltd.

(10)
Mr. Paul Soros is the registered owner of 239,119 ordinary shares. Mr. Paul Soros owns 100 percent of VDM, Inc., which is the registered owner of 230,560 ordinary shares.

(11)
Includes options to purchase 1,000,819 shares exercisable within 60 days.

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

Name	Age	Position
Thomas S. Kaplan	41	Chairman of Apex Limited
Keith R. Hulley	64	Chief Executive Officer, Apex Limited; President, Apex Corporation
Marcel F. DeGuire	54	Vice President of Project Development, Apex Corporation
Mark A. Lettes	54	Chief Financial Officer, Apex Limited; Vice President, Finance and Chief Financial Officer, Apex Corporation
Larry J. Buchanan	59	Chief Geologist, Apex Corporation
Igor Levental	48	Vice President, Investor Relations and Corporate Development, Apex Corporation
Michael F. Shaw	57	Vice President, Project Manager, San Cristobal, Apex Corporation
Carlos H. Fernandez Mazzi	45	President and Chief Executive Officer, Andean Silver Corporation LDC

        Thomas S. Kaplan.    Mr. Kaplan has been the Chairman of our board of directors since our inception in March 1996 and is a director and was the founder of companies we acquired in 1996 through 1998. Mr. Kaplan is a principal shareholder in Consolidated Commodities Ltd., a shareholder of Apex Limited. For the past eleven years, Mr. Kaplan has served as an advisor to private clients, trusts and fund managers in the field of strategic forecasting, an analytical method which seeks to identify and assess global trends in politics and economics and the way in which such trends relate to international financial markets, particularly in the developing markets of Asia, Latin America, the Middle East and Africa. Mr. Kaplan was educated in Switzerland and England and holds B.A., M.A., and D. Phil. degrees in history from the University of Oxford.

        Keith R. Hulley.    Mr. Hulley has been a director since April 1997 and was elected as our Chief Executive Officer in 2002. A mining engineer with more than 40 years experience, Mr. Hulley serves as the President of Apex Corporation and has served as an executive officer of Apex Corporation since its formation in October 1996. From early 1991 until he joined us, he served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation, a publicly traded international nickel, gold and copper producer. At Western Mining, Mr. Hulley's responsibilities included supervising on a global basis strategic planning, mine production, concentrating, smelting, refining and sales. During this period, Western Mining produced on an annual basis approximately 90,000 tonnes of nickel, 700,000 ounces of gold, 80,000 tonnes of refined copper and 1,500 tonnes of uranium oxide. Mr. Hulley also supervised the development and operation of Western Mining's Mount Keith open-pit nickel mine, a $450 million mining project. Prior to joining Western Mining, Mr. Hulley was the

President, Chief Executive Officer and Chairman of the board of directors of USMX Inc., a publicly traded precious metals exploration company. Mr. Hulley has also served as the President of the minerals division and Senior Vice President for Operations of Atlas Corporation, where he was in charge of mining exploration, development and production. Previously he was Vice President of Mining and Development of the U.S. division of BP Minerals, Inc. Over the course of his career, Mr. Hulley has worked as a miner and shift supervisor in the gold mines of South Africa, as Mine Operation Superintendent of Kennecott Corporation's Bingham Canyon mine which processed 100,000 tonnes of ore per day, and as project manager of the early phase of the Ok Tedi exploration and development projects in Papua New Guinea. A member of the American Institute of Mining and Metallurgical Engineers and a Fellow of the Australian Institute of Mining and Metallurgy, Mr. Hulley holds a B.S. in mining engineering from the University of Witwatersrand and an M.S. in mineral economics from Stanford University.

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

        Mark A. Lettes.    Mr. Lettes has served as Vice President, Finance and Chief Financial Officer of Apex Corporation since June 1998, and was elected as Apex Limited's Chief Financial Officer in 2002. Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with over 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at AMAX Inc. including Manager of Corporate Development, Manager Futures Analysis and Group Planning Administration. In those positions, Mr. Lettes was responsible for planning and economic analysis activities for AMAX and for business development and acquisition functions. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50% of Alumax, AMAX's aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in marketing from the University of Connecticut and an M.B.A. from Ohio State University.

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

        Igor Levental.    Mr. Levental has served as Vice President, Investor Relations and Corporate Development of Apex Corporation since January 2003. From September 2002 until joining Apex Corporation, Mr. Levental was an independent consultant. Mr. Levental served as Director of Corporate Communications for Dicon Fiberoptics, Inc. from March 2002 through September 2002, where he was responsible for marketing and promoting Dicon in advance of Dicon's initial public offering. From 1999 to 2002, Mr. Levental served as Homestake Mining Company's Vice President of Investor Relations where he was responsible for the design and implementation of Homestake's investor relations strategy. Mr. Levental served as Manager, Corporate Development for Homestake from 1994 to 1999. As a member of Homestake's Corporate Development team, Mr. Levental assisted in various corporate development transactions totalling over $1 billion. From 1992 to 1994, Mr. Levental was a Senior Consultant for Homestake. From 1989 to 1992 Mr. Levental served as Vice President of Investor and Public Relations of International Corona Corporation, which was acquired by Homestake in 1992. Mr. Levental has a total of 21 years of experience in investor relations and corporate development. Mr. Levental earned a B.Sc. in chemical engineering and an M.B.A. from the University of Alberta, Canada. Mr. Levental is a registered professional engineer in the province of Ontario and is a member of the National Investor Relations Institute.

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

        Carlos H. Fernandez Mazzi.    Mr. Fernandez has served as President and Chief Executive Officer of Andean Silver Corporation LDC, our wholly owned subsidiary, since January 2002. From January 1999 through year-end 2001, he served as Executive Vice President and Chief Operating Officer of Andean Silver Corporation, and since July 1998 he has been a director of the San Cristobal Foundation. Andean Silver Corporation indirectly owns the San Cristobal Project. The San Cristobal Foundation implements community related investments near the San Cristobal Project. Prior to joining Apex Limited, Mr. Fernandez worked in the financial sector for over 12 years, specializing in investment banking and trade finance. From September 1996 through July 1998, Mr. Fernandez was a founding partner and director of Sudamer Valores S.A., a licensed brokerage firm, and a founding partner and chief executive officer of Innova Capital, a financial advisory and asset management firm, both located in La Paz, Bolivia.

From 1985 through 1996, he held various positions at BHN Multibanco S.A., including director responsible for new business development, Executive Vice President and Vice President, Operations and Finance. Mr. Fernandez earned a B.S. in industrial and systems engineering from the University of Arkansas and an M.B.A. from the University of Notre Dame.

        As of March 5, 2004, we had approximately 40 full-time employees.

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

U.S. Unit	Metric Measure	Metric Unit	U.S. Measure
1 acre	0.4047 hectares	1 hectare	2.47 acres
1 foot	0.3048 meters	1 meter	3.28 feet
1 mile	1.609 kilometer	1 kilometer	0.62 miles
1 ounce (troy)	31.103 grams	1 gram	0.032 ounces (troy)
1 ton	0.907 tonne	1 tonne	1.102 tons

ITEM 3: LEGAL PROCEEDINGS

        We may be subject from time to time to legal claims or proceedings, with or without merit. There are currently no legal claims or proceedings pending against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." As of March 5, 2004, we had approximately 160 shareholders of record and an estimated 6,500 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

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

        The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 5, 2004 was $22.85.

	2003		2002
Period
	High	Low	High	Low
1st Quarter	$16.42	$12.90	$13.46	$9.73
2nd Quarter	15.38	12.35	18.12	11.85
3rd Quarter	18.06	13.40	17.00	11.55
4th Quarter	21.51	12.70	15.63	12.15

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of Apex Limited for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, and the period from December 22, 1994 (inception) through December 31, 2003, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

						For the period December 22, 1994 Inception Through December 31, 2003
	Year ended December 31,
	2003	2002	2001	2000	1999
	(amounts in thousands, except per share amounts)
Statement of Operations:
Income and expenses
Interest and other income	$550	$870	$2,158	$5,206	$1,028	$14,269
Trading gains (losses)	728	(71)	(972)	457	86	216
Exploration	(2,733)	(3,852)	(3,727)	(4,412)	(6,014)	(62,890)
Administrative	(4,553)	(5,534)	(5,916)	(8,755)	(2,846)	(33,836)
Amortization and depreciation	(36)	(67)	(127)	(236)	(233)	(1,131)

Loss before minority interest	(6,044)	(8,654)	(8,584)	(7,740)	(7,979)	(83,372)
Minority interest in loss of consolidated subsidiary	—	—	—	—	—	4,559

Net loss for the period	$(6,044)	$(8,654)	$(8,584)	$(7,740)	$(7,979)	$(78,813)

Net loss per Ordinary Share—Basic and diluted	$(0.17)	$(0.24)	$(0.25)	$(0.22)	$(0.29)	$(2.84)

Weighted average Ordinary Shares outstanding	36,576	35,678	34,634	34,473	27,601	27,795

Cash Flow Data:
Net cash provided by (used in) financing activities	$3,875	$11,277	$(148)	$(439)	$94,073	$205,764
Net cash used in operating activities	(3,199)	(3,692)	(7,175)	(7,582)	(8,289)	(75,301)
Net cash used in investing activities	(3,923)	(4,976)	(12,244)	(27,172)	(15,705)	(89,564)

	$(3,247)	$2,609	$(19,567)	$(35,193)	$70,079	$40,899

Balance Sheet Data:
Total assets	$146,511	$144,055	$135,898	$143,715	$151,077
Long term liabilities	599	770	1,630	1,896	3,137
Shareholders' equity	143,986	141,731	132,266	137,557	144,828

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

        Apex Limited is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America, Mexico, Central America and Central Asia. We currently focus our resources primarily on the development and financing of our San Cristobal Project in Bolivia. At present, none of our properties is in production and, consequently, we have no current operating income or cash flow.

        We completed an initial public offering of our Ordinary Shares on December 1, 1997. We completed a subsequent offering of Ordinary Shares and warrants during November 1999. During January and February 2004 we completed additional subsequent offerings totaling 10.4 million Ordinary Shares resulting in gross proceeds of $218.4 million and net proceeds of $208.6 million after commissions and fees. The 2004 offerings were completed at an average offering price of $21.01 per share and substantially completed the sale of securities available under our shelf registrations filed with the Securities and Exchange Commission.

Overview

        During the first half of 2003, metals prices and capital market conditions remained at levels that we deemed unattractive for the development of San Cristobal. As a result, we kept exploration and administrative costs at levels below those of the previous two years. Interest income fell from the level earned in 2002, because capital market interest rates fell. Trading income improved, mainly due to the effect of higher metals prices on the small amount of silver and zinc that we had bought.

        As metals prices rose late in 2003 and into the early part of 2004, we found the market conditions improving and as a result, were able to successfully complete the above-noted equity offerings in early 2004. During 2004, we anticipate working with our lead arranger for project financing, Barclays Capital, and other financial organizations to advance the financing for San Cristobal. During 2004, we anticipate completing most of the remaining engineering required to develop San Cristobal.

Results of Operations

        Interest and Other Income.    Our interest and other income for the year ended December 31, 2003 was $0.5 million compared to $0.9 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively. The 2003 decrease in interest and other income compared to 2002 is primarily the result of lower interest rates during 2003. The decrease in interest and other income for 2002 compared to 2001 was due to lower average cash balances and lower interest rates during 2002 as compared to 2001.

        Trading Gains and Losses.    We recorded a trading gain for the year ended 2003 of approximately $0.7 million compared to trading losses of approximately $0.1 million for 2002 and $1.0 million for 2001. The improvement in 2003 as compared to 2002 is primarily the result of rising silver and zinc prices, and to a lesser extent, rising lead prices during 2003. The improvement in 2002 of a $0.1 million loss as compared to the $1.0 million loss in 2001 is primarily the result of a smaller deterioration in the value of our long position in zinc during 2002. Inception to date, we have recorded a gain of approximately $0.2 million related to the trading program. That amount represents approximately $0.6 million of cash gains partially offset by $0.4 million of unrealized losses at December 31, 2003. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, were $2.7 million for the year ended December 31, 2003, including $0.3 million value of Ordinary Shares issued to consultants, as compared to $3.9 million, including $0.9 million value of Ordinary Shares issued to acquire mineral rights, for the year ended December 31, 2002, and $3.7 million, including $0.9 million value of Ordinary Shares issued to acquire mineral rights for the year ended December 31, 2001. The decreases in our exploration expenses since 2001 were due primarily to the increased emphasis on conserving our cash balances.

        Administrative.    Our administrative expenses were $4.6 million for the year ended December 31, 2003 compared to $5.5 million and $5.9 million for the years ended December 31, 2002 and 2001, respectively. The decrease in our administrative expenses since 2001 is primarily the result of cost savings associated with the reduction of personnel and office facilities as part of our cash conserving policy. In addition, the 2003, 2002 and 2001 expenses include $1.8 million, $1.9 million and $0.5 million respectively, for the value of stock, options and warrants issued to consultants in lieu of cash.

        Income Taxes.    Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes. Otherwise we pay no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business in the U.S. that would generate U.S. taxable income. The Cayman Islands currently impose no corporate taxation. We have been granted an exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. Deferred tax assets of approximately $49.9 million at December 31, 2003, resulting from operating loss carry-forwards of our subsidiaries, have been entirely offset by valuation allowances.

Liquidity and Capital Resources

        As of December 31, 2003, we had cash and cash equivalents of $40.9 million compared to $44.1 million at December 31, 2002. The decrease in our cash and cash equivalents during 2003 is the result of $3.9 million capitalized to property, plant and equipment related to the development of the San Cristobal Project, $3.2 million used to fund operations, property holding costs and administrative costs, net of interest and other income, partially offset by $3.9 million in proceeds from the exercise of our stock options by certain employees, consultants and a former director.

        Pursuant to two universal shelf registration statements filed with the Securities and Exchange Commission, we sold 10.4 million Ordinary Shares during January and February 2004. The sales resulted in gross proceeds of $218.4 million and net proceeds of $208.6 million after commissions and fees. The offerings were completed at a weighted average offering price of $21.01 per share and the offerings substantially complete the sale of the securities available under these registration statements. Proceeds from the offerings will be used to finance a portion of the construction and development of San Cristobal, advance evaluation of exploration properties and for general corporate purposes.

        If metals and capital markets remain at levels that will allow us to do so, we intend to substantially complete the financing requirements for our San Cristobal project in the next twelve months. We continue to work with our lead arranger for project financing, Barclays Capital, as well as several multilateral agencies, to develop financing options for San Cristobal as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks and the use of capital markets. We have spent approximately $33 million on construction costs through December 31, 2003 and have expended approximately $98 million in total project capital on San Cristobal to date. Based on estimated revisions made during 2000 to the September 1999 feasibility study for the San Cristobal project, which assumes contract mining, we forecast remaining capital costs for construction to total approximately $435 million net of approximately $60 million in expected tax credits, including approximately $25 million which will be recovered against our future Bolivian income taxes after commencement of production. We expect to complete detailed engineering during 2004 and incorporate into our feasibility study any changes deriving from our ultimate infrastructure arrangements, which may result in increases to our forecasted construction capital and working capital requirements. There can be no assurance that metals or capital markets will maintain their recently improved state or that we will be able to obtain the required remaining financing on terms that we find attractive, or at all.

        During the next twelve months we expect to spend up to $25 million on infrastructure development, engineering and other costs related to our San Cristobal project. In addition, in order to maintain our current portfolio of mineral properties, we expect to make lease, patent and option payments during the next twelve months of about $1 million. There also is likely to be some discretionary spending on attractive exploration opportunities as they arise. Total administrative expenses are not expected to exceed $8 million during 2004, net of interest and other income. We plan to fund our project and operating expenditures for the next twelve months from our existing cash balances.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2003:

Contractual Obligations	Total	Less Than 1 - Year	2 - 3 Years	4 - 5 Years	Thereafter
	(thousands)
Debt	$690	$91	$599	$—	$—
Capital Leases	—	—	—	—	—
Operating Leases	607	211	396	—	—
Purchase Obligations	—	—	—	—	—
Other GAAP Liabilities	—	—	—	—	—

        From time to time we enter into lease option agreements related to exploration properties that are of interest to us. These agreements normally contain escalating lease payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and the agreements can be terminated by us at any time.

Environmental Compliance

        Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and does not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with best contemporary industry practice.

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. You should also read Note 2 of the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

        Our financial condition and results of operations as reflected in our financial statements are affected by estimates that we, or experts that we have retained, have made as to our proven and probable reserves. Reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Our current proven and probable reserve estimates at San Cristobal, total approximately 211 million tonnes of ore grading 65.81 grams per tonne of silver, 1.63% zinc and 0.61% lead. These reserves contain approximately 446 million ounces of silver, 7.6 billion pounds of zinc and 2.8 billion pounds of lead. The reserves are based on $4.62 per ounce silver, $0.38 per pound zinc and $0.22 per pound lead. These prices represent the three year average prices for each of the metals as per guidelines established by the Securities and exchange Commission.

        To complete the project financing on San Cristobal, we may be required to hedge a portion of our planned production. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price-hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. We measure the fair value of open positions at each reporting period and record the difference in the carrying value to current earnings, in accordance with Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

        Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2003.

        During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

        While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of Apex Limited is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 annual meeting of shareholders (the "Proxy Statement"). See "Part I—Items 1 and 2: Business and Properties—Management" for information regarding executive officers of Apex Limited and certain executive officers of Apex Corporation.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reference is made to the information contained under the caption "Audit Committee Report" contained in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report on Form 10-K or incorporated by reference.
  (1)
  Our consolidated financial statements are listed on the "Index to Financial Statements" on Page F-1 to this report.
  (2)
  Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).
  (3)
  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant.
10.1	Management Services Agreement among the Company and its subsidiaries.(2)
10.2	Non-Employee Directors' Share Plan, as amended.(1)
10.3	Employees' Share Option Plan.(1)
10.4	Form of Option Grant to Non-Employee Directors dated April 10, 1997.(3)
10.5	Employment contract between the Company and Marcel F. DeGuire, dated July 23, 1996.(2)
10.6	Employment contract between the Company and Mark A. Lettes, dated May 19, 1998.(1)
10.7	Employment contract between the Company and Keith R. Hulley, dated August 4, 1996.(2)
10.8	Registration Rights Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)
10.9	Amended and Restated Voting Trust Agreement, dated October 29, 1997, between Thomas Kaplan and Consolidated.(2)
10.10	Form of Change of Control Agreement dated June 26, 2000.(4)
21	List of Subsidiaries.
23.1	Consent of Independent Accountants.
23.2	Consent of Mine Reserves Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

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

(b)
Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 5, 2004 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ KEITH R. HULLEY Keith R. Hulley Chief Exeuctive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. KAPLAN Thomas S. Kaplan	Director	March 5, 2004
/s/ HARRY M. CONGER Harry M. Conger	Director	March 5, 2004
David Sean Hanna	Director
/s/ CHARLES L. HANSARD Charles L. Hansard	Director	March 5, 2004
/s/ OVE HOEGH Ove Hoegh	Director	March 5, 2004
/s/ KEITH R. HULLEY Keith R. Hulley	Director	March 5, 2004
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 5, 2004
/s/ PAUL SOROS Paul Soros	Director	March 5, 2004
/s/ CHARLES B. SMITH Charles B. Smith	Director	March 5, 2004
/s/ MARK A. LETTES Mark A. Lettes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001 and for the period from December 22, 1994 (inception) through December 31, 2003	F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001 and for the period from December 22, 1994 (inception) through December 31, 2003	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001 and for the period from December 22, 1994 (inception) through December 31, 2003	F-7
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Apex Silver Mines Limited

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries (a development stage enterprise) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 and, cumulatively, for the period from December 22, 1994 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Denver, Colorado
March 8, 2004

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2003	December 31, 2002
Assets
Assets
Cash and cash equivalents	$40,898,745	$44,145,593
Accrued interest receivable	27,739	136,489
Prepaid expenses and other assets	2,167,002	534,235

Current assets	43,093,486	44,816,317
Property, plant and equipment (net)	97,979,316	93,781,351
Value added tax recoverable (net)	5,238,648	5,205,157
Other	199,542	251,959

Total assets	$146,510,992	$144,054,784

Liabilities and Shareholders' Equity
Liabilities
Accrued salaries, wages and benefits	$37,480	$31,668
Accounts payable	1,797,368	1,438,425
Current portion of notes payable	90,500	84,000

Current liabilities	1,925,348	1,554,093
Notes payable	599,458	769,958
Commitments and contingencies (Note 11)	—	—

Total liabilities	2,524,806	2,324,051
Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 36,874,640 and 36,268,317 shares issued and outstanding, respectively	368,746	362,683
Contributed surplus	222,430,086	214,136,784
Accumulated deficit	(78,812,646)	(72,768,734)

Total shareholders' equity	143,986,186	141,730,733

Total liabilities and shareholders' equity	$146,510,992	$144,054,784

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	For the period December 22, 1994 (inception) through December 31, 2003
Income and expenses
Interest and other income	$549,624	$869,512	$2,157,442	$14,269,527
Trading gains (losses)	728,465	(71,213)	(971,669)	216,331
Exploration	(2,733,113)	(3,851,529)	(3,727,237)	(62,890,117)
Administrative	(4,553,047)	(5,533,450)	(5,915,444)	(33,836,098)
Amortization and depreciation	(35,841)	(67,409)	(126,661)	(1,131,175)

Loss before minority interest	(6,043,912)	(8,654,089)	(8,583,569)	(83,371,532)
Minority interest in loss of consolidated subsidiary	—	—	—	4,558,886

Net loss for the period	$(6,043,912)	$(8,654,089)	$(8,583,569)	$(78,812,646)

Net loss per Ordinary Share—basic and diluted(1)	$(0.17)	$(0.24)	$(0.25)	$(2.84)

Weighted average Ordinary Shares outstanding	36,576,367	35,677,844	34,634,026	27,794,516

(1)
Potential dilutive Ordinary Shares were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Expressed in United States dollars)

	Shares Outstanding	Amount	Contributed Surplus	Accumulated Deficit and Comprehensive Deficit	Total Shareholders' Equity
Issuance of shares upon incorporation
December 22, 1994 ($0.85 per share)	8,822,546	$88,225	$5,571,398	$—	$5,659,623
Net loss	—	—	—	(213,165)	(213,165)

Balance, December 31, 1994	8,822,546	88,225	5,571,398	(213,165)	5,446,458
Net loss and comprehensive loss	—	—	—	(1,861,185)	(1,861,185)

Balance, December 31, 1995	8,822,546	88,225	5,571,398	(2,074,350)	3,585,273
Issuance of shares in private placement ($8.00 per share)	4,256,700	42,567	32,406,783	—	32,449,350
Net loss and comprehensive loss	—	—	—	(11,723,313)	(11,723,313)

Balance, December 31, 1996	13,079,246	130,792	37,978,181	(13,797,663)	24,311,310
Purchase of minority interest in ASC Bolivia ($11.00 per share)	268,496	2,685	2,950,771	—	2,953,456
Issuance of shares to associates ($11.00 per share)	138,595	1,386	1,523,159	—	1,524,545
Issuance of shares for services ($1.49 per share)	115,207	1,152	231,566	—	232,718
Stock option compensation expense	—	—	416,562	—	416,562
Issuance of shares upon Initial Public Offering ($11.00 per share)	5,523,372	55,234	54,719,730	—	54,774,964
Net loss and comprehensive loss	—	—	—	(14,984,958)	(14,984,958)

Balance, December 31, 1997	19,124,916	191,249	97,819,969	(28,782,621)	69,228,597
Exchange of Apex LDC shares	7,079,006	70,790	(70,790)	—	—
Stock options exercised ($7.91 per share)	25,001	250	197,473	—	197,723
Stock awards ($8.50 per share)	21,838	218	185,407	—	185,625
Unearned compensation	—	—	(185,625)	—	(185,625)
Net loss and comprehensive loss	—	—	—	(11,029,570)	(11,029,570)

Balance, December 31, 1998	26,250,761	262,507	97,946,434	(39,812,191)	58,396,750
Stock options exercised ($8.77 per share)	25,549	256	223,900	—	224,156
Sale of Ordinary Share units ($12.00 per unit)	8,090,132	80,901	94,004,628	—	94,085,529
Commissions paid in stock ($12.00 per share)	84,184	842	(842)	—	—
Stock awards ($12.06 per share)	15,542	156	187,475	—	187,631
Unearned compensation (net)	—	—	(87,042)	—	(87,042)
Net loss and comprehensive loss	—	—	—	(7,979,032)	(7,979,032)

Balance, December 31, 1999	34,466,168	344,662	192,274,553	(47,791,223)	144,827,992
Stock compensation ($10.88 per share)	5,100	51	55,412	—	55,463
Stock awards ($9.13 per share)	15,361	153	140,168	—	140,321
Unearned compensation	—	—	272,667	—	272,667
Net loss and comprehensive loss	—	—	—	(7,739,853)	(7,739,853)

Balance, December 31, 2000	34,486,629	344,866	192,742,800	(55,531,076)	137,556,590

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

(Expressed in United States dollars)

	Shares Outstanding	Amount	Contributed Surplus	Accumulated Deficit and Comprehensive Deficit	Total Shareholders' Equity
Balance, December 31, 2000	34,486,629	344,866	192,742,800	(55,531,076)	137,556,590
Stock to acquire mineral rights ($9.43 per share)	96,136	961	905,790	—	906,751
Stock options exercised ($10.36 per share)	39,119	391	404,939	—	405,330
Stock issued as note payment ($10.95 per share)	70,875	709	775,373	—	776,082
Stock ($11.04 per share) and options to consultants	36,000	360	525,080	—	525,440
Stock awards (net) ($9.27 per share)	73,638	737	678,454	—	679,191
Net loss and comprehensive loss (Restated)	—	—	—	(8,583,569)	(8,583,569)

Balance, December 31, 2001	34,802,397	$348,024	$196,032,436	$(64,114,645)	$132,265,815
Sale of Ordinary Shares ($13.10 per unit)	500,000	5,000	6,545,000	—	6,550,000
Stock to acquire mineral rights ($15.37 per share)	58,307	583	891,576	—	892,159
Stock options exercised ($9.12 per share)	555,244	5,552	5,057,400	—	5,062,953
Stock issued as note payment ($16.19 per share)	58,895	589	952,911	—	953,500
Stock ($13.34 per share) and options to consultants	204,655	2,047	3,560,998	—	3,563,045
Stock awards (net) ($12.95 per share)	88,819	888	1,149,263	—	1,150,151
Offering costs	—	—	(52,800)	—	(52,800)
Net loss and comprehensive loss	—	—	—	(8,654,089)	(8,654,089)

Balance, December 31, 2002	36,268,317	$362,683	$214,136,784	$(72,768,734)	$141,730,733
Stock options exercised ($9.77 per share)	317,220	3,172	3,096,210	—	3,099,382
Stock Warrants exercised ($12.92 per share)	60,000	600	774,600	—	775,200
Stock ($15.13 per share) and warrants to consultants	137,987	1,380	2,910,562	—	2,911,942
Stock awards (net) ($16.90 per share)	79,829	798	1,348,043	—	1,348,841
Stock issued as note payment ($14.53 per share)	11,287	113	163,887	—	164,000
Net loss and comprehensive loss	—	—	—	(6,043,912)	(6,043,912)

Balance, December 31, 2003	36,874,640	368,746	222,430,086	(78,812,646)	143,986,186

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	For the period December 22, 1994 (inception) through December 31, 2003
Cash flows from operating activities:
Net cash used in operating activities (Note 9)	$(3,198,699)	$(3,692,392)	$(7,174,665)	$(75,301,567)

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,922,731)	(4,975,491)	(12,244,412)	(89,563,661)

Net cash used in investing activities	(3,922,731)	(4,975,491)	(12,244,412)	(89,563,661)

Cash flows from financing activities:
Net proceeds from issuance of Ordinary Shares	—	6,550,000	—	198,311,070
Payment of notes	—	(335,657)	(474,001)	(1,949,550)
Proceeds from exercise of stock options & warrants	3,874,582	5,062,952	325,996	9,685,409
Deferred organizational and financing costs	—	—	—	(282,956)

Net cash provided by (used in) financing activities	3,874,582	11,277,295	(148,005)	205,763,973

Net increase (decrease) in cash and cash equivalents	(3,246,848)	2,609,412	(19,567,082)	40,898,745
Cash and cash equivalents beginning of period	44,145,593	41,536,181	61,103,263	—

Cash and cash equivalents end of period	$40,898,745	$44,145,593	$41,536,181	$40,898,745

Supplemental non-cash transactions:
Shares issued as compensation (expensed) at an average price of $18.57, $12.95 and $9.27 per share respectivly	$1,037,755	$954,647	$758,524
Shares issued as compensation (capitalized) at an average price of $12.97and $12.95 per share respectivly	$311,075	$195,504	$—
Acquisition of mineral rights for Ordinary Shares at an average of $15.37 and $9.43 per share respectivly	$—	$892,159	$906,751
Payment of debt with Ordinary Shares at an average of $14.53, $16.19 and $10.95 per share respectivly	$164,000	$953,500	$776,082
Payment of consulting services with Ordinary Shares, options and warrants at an average of $15.13, $13.34 and $11.04 per share respectivly	$2,911,942	$3,563,045	$525,440
Assets transferred as partial payment of debt	$—	$—	$206,911

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

        d.     In conjunction with the Recapitalization and the Private Placement, Apex Limited and the shareholders of Apex LDC entered into a Buy-Sell Agreement which was intended to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization and Private Placement. During 1998, Pursuant to the terms of the Buy-Sell Agreement, Apex Limited exchanged 7,079,006 of its Ordinary Shares for an equal number of Apex LDC shares. Such shares are included in the 36,874,640 Ordinary Shares outstanding at December 31, 2003 At December 31, 2003 Apex Limited owned 100 percent of Apex LDC. Per the provisions of the Buy-Sell Agreement, all of the outstanding shares of Apex LDC are considered Ordinary Shares outstanding for the purposes of computing net loss per Ordinary Share for the periods presented.

        e.     In November 1999, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, the Company sold 8,090,132 Ordinary Share units, resulting in proceeds before commissions and fees of approximately $97.1 million and net proceeds of approximately $94.1 million. The Ordinary Share units, priced at $12.00 per unit, were comprised of one Ordinary Share and a warrant which was exercisable for one-half of an Ordinary Share at a price of $18.00 per ordinary share. All of the warrants expired on November 4, 2002 and none of the warrants was exercised.

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

        h.     The Company, through indirect subsidiaries, conducts exploration activities in Mexico, Central America and South America and currently holds interests in non-producing silver resource properties in Bolivia, Mexico and Peru. The Company is in the process of developing its San Cristobal property and evaluating certain of its other properties to determine the economic feasibility of bringing one or more of the properties into production.

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

        d.    Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a mineral property is determined to have proven and probable reserves, development costs are capitalized to mineral properties. When proven and probable ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method over proven and probable reserves. Upon abandonment or sale of projects, all capital costs relating to the specific project are written off in the period abandoned or sold and a gain or loss is recognized. Beginning September 1, 1997, all costs associated with the Company's San Cristobal Project have been capitalized. As of December 31, 2003, capitalized property and development costs related to the San Cristobal Project amounted to $95,041,161. No other amounts related to mineral properties have been capitalized.

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

        f.    Asset impairment

        The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. To date no such impairments have been identified.

        g.    Stock compensation

        At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), to stock-based employee compensation:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net loss, as reported	$(6,043,912)	$(8,654,089)	$(8,583,569)
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(2,828,410)	(2,614,014)	(888,481)

Pro forma net loss	$(8,872,322)	$(11,268,103)	$(9,472,050)

Net loss per Ordinary Share:
Basic and diluted—as reported	$(0.17)	$(.24)	$(.25)

Basic and diluted—pro forma	$(0.24)	$(.32)	$(.27)

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

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Weighted average risk-free interest rate	2.50%	3.10%	4.08%
Volatility	42.80%	42.50%	40.60%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	2.93	2.91	2.88

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

        Outstanding options to purchase 2,119,425, 1,963,891and 1,895,150 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2003, 2002, and 2001 respectively, because to do so would have been antidilutive. Also, warrants to purchase 100,000 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2003, because to do so would have been antidilutive.

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

        To complete the project financing on San Cristobal, the Company may be required to hedge a portion of its planned production. In addition, when San Cristobal enters production, the Company may sell forward a portion of its production and use price-hedging techniques to mitigate some of the risks associated with fluctuating metals prices. The Company currently engages in limited metals trading activities utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. The Company measures the fair value of open positions at each reporting period during 2003, and records the difference in the carrying value to current earnings, in accordance with FAS 133. Adoption of FAS 133 had no effect on the Company's results of operations or financial position as previously the Company had marked its open positions to market and included gains or losses in earnings. During 2003, 2002 and 2001 the Company recorded mark to market gains (losses) of approximately $728,000, ($71,000) and ($972,000) respectively. Inception to date the Company has recorded a gain of approximately $216,000 related to the trading program. Of that amount, approximately $560,000 represents a cash gain partially offset by $344,000 of unrealized losses in value at December 31, 2003. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        j.    New Accounting Standards

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations("FAS 143") which established a uniform methodology for accounting for estimated reclamation and abandonment costs. Adoption of the standard had no current impact on the Company's earnings or financial position. See note 10.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("FAS 145"), which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice. The Company has adopted FAS 145 which did not have an impact on its results of operations or financial position at the time of adoption and is not expected to have a material impact in the future.

        In June 2002, the FASB issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has adopted FAS 146 which did not have an impact on its results of operations or financial position at the time of adoption and is not expected to have a material impact in the future.

        In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS No. 148"). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective December 31, 2002.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 did not have any impact on the Company's financial position or results of operations at December 31, 2003, or for the year then ended. SFAS 149 is not expected to have any impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). This SFAS was originally effective for financial instruments entered into or modified after May 31, 2003, otherwise at the beginning of the first interim period beginning after June 15, 2003 and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on the parent company's financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity Project or Phase II of the FASB's Business Combinations Project. The Board also decided to (i) preclude any "early" adoption of the provisions of paragraph 9 and 10 for these non-controlling interests during the deferral period, and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable non-controlling interests. SFAS 150 is not expected to have any impact on the Company's financial position or results of operations.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition provision of FIN No. 45 is applicable on a prospective basis for guarantees that are issued or modified after December 31, 2002. As required by FIN No. 45, the Company has adopted the disclosure requirements effective December 31, 2002. The Company has adopted FIN No. 45 which did not have an impact on its results of operations or financial position at the time of adoption and is not expected to have a material impact in the future.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position issued in October 2003 deferred the effective date of FIN 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revised Fin 46 (FIN 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company is currently evaluating the impact FIN 46R will have on its financial statements. Based on current assessments the Company does not beleive that FIN 46 will have impact on results of operations, financial position or cash flow.

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

        As of December 31, 2003 and 2002, operating loss carryforwards generated by our activities in Bolivia amounted to approximately $20.0 and $18.6 million, respectively. Operating losses (as adjusted for inflation) may be carried forward and deducted from taxable income indefinitely. The deferred tax asset resulting from the operating loss carryforwards has been entirely offset by a valuation allowance.

        As of December 31, 2003 and 2002, operating loss carryforwards generated by the Company's subsidiaries other than Bolivia amounted to approximately $29.9 and $28.3 million, respectively. The deferred tax assets resulting from these operating loss carryforwards have been entirely offset by valuation allowances.

4. Prepaid Expenses and Other Assets

        Prepaid expense and other assets consist of the following:

	December 31, 2003	December 31, 2002
Prepaid insurance	$487,677	$505,861
Prepaid consulting & contractor fees	1,317,442	—
Trade receivables, travel advances and other	361,883	28,374

	$2,167,002	$534,235

        The prepaid consulting and contractor fees at December 31, 2003, consist primarily of the value of stock issued to two contractors to provide exploration services related to certain of the Company's properties in Bolivia, Peru and Uzbekistan, which will be completed in 2004. Included in trade receivables, travel advances and other at December 31, 2003, is the $225,641 value of stock options exercised in late December 2003, for which the cash had not been received.

5. Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the Company has filed applications to recover all VAT paid through the third quarter of 2002, the Mexican tax authorities have not refunded any

VAT to the Company since early 2000. The Company has been informed that the Mexican tax authorities, for their own fiscal reasons, have made no VAT refunds to any companies since early 2000. Based on these circumstances, the Company recorded a 50% impairment of the recoverable VAT in Mexico, although it remains the Company's intent to recover the full amount. At December 31, 2003, the recoverable VAT recorded for Bolivia and Mexico is $5,056,095 and $182,553 respectively after the impairment.

        Because of the uncertainty of the recoverability of VAT paid in Peru, VAT costs incurred in Peru are charged to expense as incurred.

6. Property, Plant and Equipment

        The components of property, plant, and equipment were as follows:

	December 31, 2003	December 31, 2002
Mineral properties (San Cristobal)	$95,041,160	$90,322,022
Buildings	1,408,242	1,408,242
Mining equipment and machinery	2,971,288	3,039,941
Other furniture and equipment	845,252	845,252

	100,265,942	95,615,457
Less: Accumulated depreciation	(2,286,626)	(1,834,106)

	$97,979,316	$93,781,351

        Depreciation expense for the periods ended December 31, 2003, 2002 and 2001 totaled $35,841, $67,409 and $126,661, respectively. For the periods ended December 31, 2003, 2002 and 2001, depreciation associated with the San Cristobal Project was capitalized in the amounts of $469,195, $507,874 and $384,852 respectively.

7. Notes Payable

        The Company's notes payable consists of the following:

	December 31, 2003	December 31, 2002
San Cristobal area properties	$—	$164,000
San Cristobal Foundation	689,958	689,958

Sub-total	689,958	853,958
Less: Current portion	(90,500)	(84,000)

Total	$599,458	$769,958

        In 1998 and prior the Company exercised options to purchase certain properties in the San Cristobal area and recorded notes payable on the Company's books related to those purchases. During 2003 the Company issued 11,287 of its Ordinary Shares valued at $164,000 to Monica de Prudencio as payment in full for the last of those notes.

        In 1999 the Company executed a non-interest bearing note agreement with the San Cristobal Foundation for $2 million payable by the end of 2005. During 2002 the Company issued 50,000 of its Ordinary Shares valued at $809,500 to the San Cristobal Foundation as partial payment on the note. Prior to 2002 the Company had made payments on the note totaling $500,542. The note was being carried on the Company's books for $689,958 at December 31, 2003.

8. Stock Option Plans

        The Company has established a plan to issue share options and other awards to be valued by reference to the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards granted cannot exceed ten percent of the Company's outstanding shares. Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

        The Company has established a share option plan for its non-employee directors (the "Director Plan"). Under the Director Plan, the total number of options granted cannot exceed five percent of the Company's outstanding shares. Pursuant to the Director Plan, non-employee directors receive (i) at the effective date of their initial election to the Company's board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the "AMEX") on such date, (ii) at the close of business of each annual meeting of the Company's shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company's Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to the closing price of the Ordinary Shares on the AMEX on such date. Options granted to a non-employee director vest on the date of the grant and expire ten years after the date of the grant or one year after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

        A summary of the Company's stock options at December 31, 2003, 2002 and 2001 and changes during those years is presented in the following table:

	2003		2002		2001
Options	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	1,963,891	$11.01	1,895,150	$9.69	1,498,128	$9.91
Granted during period	592,005	$16.69	635,235	$13.11	571,548	$9.24
Forfeited or expired during period	(86,750)	$11.08	(11,250)	$9.03	(135,407)	$10.53
Exercised during period	(349,720)	$9.84	(555,244)	$9.12	(39,119)	$8.33

Outstanding at end of period	2,119,426	$12.75	1,963,891	$11.01	1,895,150	$9.69

Exercisable at end of period	1,097,081		971,116		922,720
Weighted average fair value of options outstanding		$3.37		$3.02		$2.27
Weighted average remaining contractual life	7.8 years		7.9 years		7.9 years

        Options granted during 2003, 2002 and 2001 ranged in exercise price from $13.83 to $16.95, $7.00 to $15.76 and $7.44 to $10.32 respectively.

        In addition, on December 4, 2003, December 13, 2002 and December 13, 2001, the Company issued 48,142, 61,396, and 73,638 respectively of its Ordinary Shares to employees as performance bonuses. One hundred percent of the bonus was paid in shares for all three years. These shares vest two years after the grant date.

9. Cash Flow Information

        The following is a reconciliation of net earnings to cash from operations:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	For the period December 22, 1994 (inception) through December 31, 2003
Cash flows from operating activities:
Net loss	$(6,043,912)	$(8,654,089)	$(8,583,569)	$(78,812,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	35,841	67,409	126,661	1,131,175
Minority interest in loss of consolidated subsidiary	—	—	—	(4,558,886)
Stock compensation expense	1,037,755	954,647	758,524	3,736,578
Shares issued in consideration for services	2,911,942	3,563,045	525,440	8,524,972
Shares issued to purchase mineral rights	—	892,159	906,754	1,798,913
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	108,750	(57,444)	135,214	(27,739)
(Increase) decrease in prepaid expenses and other assets	(1,632,767)	(366,772)	60,301	(2,253,744)
Increase in value added tax recoverable	(33,491)	(134,020)	(47,116)	(5,238,648)
Increase (decrease) in accrued salaries, wages and benefits	5,812	7,700	(135,497)	37,480
Increase (decrease) in accounts payable	358,943	146,868	(933,158)	(97,272)
Other increase (decrease)	52,428	(111,895)	11,781	458,300

Net cash used in operating activities	$(3,198,699)	$(3,692,392)	$(7,174,665)	$(75,301,567)

10. Asset Retirement Obligations

        No asset retirement liabilities have been recorded by the Company at December 31, 2003, as there has been no disturbance that would require reclamation or remediation at San Cristobal or at any of the Company's other projects.

11. Commitments and Contingencies

        The Company has lease commitments associated with the corporate headquarters office space, which expires in 2006 as follows:

	2004	2005	2006	2007	2008
Corporate headquarters office lease	$211,205	$214,715	$181,367	$—	$—

        Payments associated with this lease were recorded to rent expense by the Company in the amounts of $215,323, $214,631and $145,666 for the years ended December 31, 2003 2002and 2001respectively.

        The Company had outstanding letters of credit totaling $460,000 and $200,000 at December 31, 2003 and 2002, respectively. The outstanding letters of credit at December 31, 2003 are associated with the power facilities and the port facilities for the San Cristobal Project. The Company has an agreement with the bank whereby $800,000 of cash is blocked to collateralize the current and possible future letters of credit.

12. Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, receivables, value added tax recoverable, accounts payable, other current liabilities and long-term debt. Except for the value added tax and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments, as measured on December 31, 2002 and 2001, are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Value added tax recoverable	$5,238,648	$3,807,476	$5,205,157	$3,783,134
Notes payable	689,958	540,649	769,958	629,621

        The fair values of the value added tax recoverable and the long-term debt are estimated based on the expected timing of future cash flows.

13. Segment Information

        In 1998, the Company adopted Statement of Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company's sole activity is exploration for and development of silver properties and, consequently substantially all of the Company's long-lived assets are in Bolivia.

14. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net loss for the period	$1,693,285	$2,060,712	$954,837	$1,335,078
Net loss per Ordinary Share—basic and diluted	$0.05	$0.06	$0.03	$0.04
2002
Net loss for the period	$1,070,235	$3,264,637	$2,412,383	$1,906,834
Net loss per Ordinary Share—basic and diluted	$0.03	$0.09	$0.07	$0.05

15. Subsequent Events

        On January 28, 2004, the Company completed an 8.1 million share offering at a price of $20.79 per share realizing total gross proceeds of $168.4 million and net proceeds of $161.1 million after commissions and fees. On February 18, 2004, the Company completed an additional 2.3 million share offering at a price of $21.81 per share realizing total gross proceeds of $50 million and net proceeds of $47.4 million after commissions and fees. The proceeds from the two offerings will be used to finance a portion of the construction and development of the Company's San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

QuickLinks

PART I
  ITEMS 1 AND 2: BUSINESS AND PROPERTIES
  RISK FACTORS
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
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A: CONTROLS AND PROCEDURES
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBITS
SIGNATURES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
REPORT OF INDEPENDENT ACCOUNTANTS
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued) (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars)