Form 10-Q
period 2004-03-31
APEX SILVER MINES LTD
filed 2004-05-10
CIK 1011509

Use these links to rapidly review the document
APEX SILVER MINES LIMITED FORM 10-Q QUARTER ENDED MARCH 31, 2004 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	NOT APPLICABLE (I.R.S. EMPLOYER IDENTIFICATION NO.)
WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	NOT APPLICABLE (ZIP CODE)
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

        AT MAY 3, 2004, 47,402,779 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$390,964,730	$40,898,745
Prepaid expenses and other assets	1,642,129	2,194,741
Current portion of deferred financing costs	525,000	—

Total current assets	393,131,859	43,093,486
Property, plant and equipment (net)	99,610,138	97,979,316
Value added tax recoverable	5,245,749	5,238,648
Deferred financing costs	4,703,431	—
Other non-current assets	234,220	199,542

Total assets	$502,925,397	$146,510,992

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$2,797,713	$1,834,848
Current portion of notes payable	689,958	90,500

Total current liabilities	3,487,671	1,925,348
Notes payable	150,000,000	599,458
Commitments and contingencies (Note 5)	—	—

Total liabilities	153,487,671	2,524,806
Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 47,362,536 and 36,874,640, shares issued and outstanding for respective periods	473,625	368,746
Contributed surplus	432,022,065	222,430,086
Accumulated deficit	(83,057,964)	(78,812,646)

Total shareholders' equity	349,437,726	143,986,186

Total liabilities and shareholders' equity	$502,925,397	$146,510,992

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

			For the Period December 22, 1994 (inception) through March 31, 2004
	Three Months Ended
	2004	2003
Income and expenses
Interest and other income	$494,383	$154,834	$14,763,910
Trading gain (loss)	(627,524)	20,151	(411,193)
Exploration	(1,143,620)	(734,185)	(64,033,737)
Administrative	(2,761,949)	(1,127,600)	(36,598,047)
Interest expense	(198,795)	—	(198,795)
Amortization and depreciation	(7,813)	(6,485)	(1,138,988)

Loss before minority interest	(4,245,318)	(1,693,285)	(87,616,850)
Minority interest in loss of consolidated subsidiary	—	—	4,558,886

Net loss for the period	$(4,245,318)	$(1,693,285)	$(83,057,964)

Net loss per Ordinary Share—basic and diluted(1)	$(0.10)	$(0.05)	$(2.94)

Weighted average Ordinary Shares outstanding	43,879,777	36,384,879	28,227,964

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,		For the Period December 22, 1994 (inception) through March 31, 2004
	2004	2003
Cash flows from operating activities:
Net cash used in operating activities	$(2,742,238)	$(1,026,354)	$(78,043,805)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,459,520)	(1,144,539)	(91,023,181)

Net cash used in investing activities	(1,459,520)	(1,144,539)	(91,023,181)
Cash flows from financing activities:
Payments of notes payable	—	—	(1,949,550)
Net proceeds from issuance of convertible notes	144,750,000	—	144,750,000
Net proceeds from issuance of Ordinary Shares	208,611,849	—	406,922,919
Proceeds from exercise of stock options and warrants	905,894	1,328,093	10,591,303
Deferred organization costs	—	—	(282,956)

Net cash from financing activities	354,267,743	1,328,093	560,031,716

Net increase (decrease) in cash and cash equivalents	350,065,985	(842,800)	390,964,730
Cash and cash equivalents—beginning of period	40,898,745	44,145,593	—

Cash and cash equivalents—end of period	$390,964,730	$43,302,793	$390,964,730

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$117,743	$124,970
Stock issued as compensation to consultants	$179,115	$120,000

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

        In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2003 Annual Report on Form 10-K.

2. Significant Accounting Policies

        Effective January 1, 2003, the Company adopted the disclosure requirements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("FAS No. 148"). FAS No. 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, no stock-based employee compensation is reflected in net income. As provided for under FAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss, as reported	$(4,245,318)	$(1,693,285)
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(552,859)	(440,890)
Pro forma net loss	$(4,798,177)	$(2,134,175)
Net loss per Ordinary Share:
Basic and diluted—as reported	$(0.10)	$(0.05)
Basic and diluted—pro forma	$(0.11)	$(0.06)

        In December 2003, the FASB issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities ("VIEs"). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The

Company completed its evaluation of the impact of FIN 46R for VIE's created before December 31, 2003 and did not identify any entities as VIEs. The Company believes it has no such variable interest entities and as a result FIN 46R has no impact on its results of operations, financial position or cash flows.

        The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached consensus that the mineral interests conveyed by leases should be considered tangible assets. The EITF also reached consensus on other mining related issues involving impairment and business combinations. On April 28, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets. At this stage these developments do not affect the Company, but the Company will continue to monitor the progress of the EITF on other mining industry accounting issues.

3. Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the application process in Mexico is current, no refunds have been received in over three years. Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company's intent to recover the full amount of VAT paid in Mexico. At March 31, 2004, the recoverable VAT recorded for Bolivia and Mexico is $5,063,196 and $182,553, respectively, net of impairment.

4. Property, Plant and Equipment

        The components of property, plant and equipment were as follows:

	March 31, 2004	December 31, 2003
Mineral properties	$96,775,270	$95,041,160
Buildings	1,408,242	1,408,242
Mining equipment and machinery	2,993,556	2,971,288
Other furniture and equipment	845,252	845,252

	102,022,320	100,265,942
Less: Accumulated depreciation	(2,412,182)	(2,286,626)

	$99,610,138	$97,979,316

5. Commitments and Contingencies

        At March 31, 2004, the Company has an outstanding irrevocable letter of credit in the amount of $260,000 associated with the planned port facilities for the San Cristobal Project. During April 2004, the Company issued an additional letter of credit related to the planned port facilities in the amount of $440,000. The Company has an agreement with the bank whereby $800,000 of cash is deposited to collateralize the current and possible future letters of credit.

6. Notes Payable

        On March 16, 2004, the Company completed an offering of 2.875% Convertible Senior Subordinated Notes due 2024. The offering resulted in gross proceeds of $150,000,000 and net proceeds, after commissions, of $144,750,000. Subsequently, on April 1, 2004, the initial purchasers of the notes exercised an option to purchase an additional $50,000,000 of the 2.875% Convertible Senior Subordinated Notes due 2024, resulting in additional net proceeds after commissions of $48,250,000. The notes were issued at a price of $1,000 and are convertible into the Company's Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the price of Apex Silver ordinary shares reaches a specified threshold; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The proceeds from the offerings will be used to finance a portion of the construction and development of the Company's San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

7. Shareholder's Equity

        On January 28, 2004, the Company completed an 8,100,750 share offering at a price of $20.79 per share, realizing total gross proceeds of $168,414,590 and net proceeds of $161,111,856 after commissions and fees. On February 18, 2004, the Company completed an additional 2,292,526 share offering at a price of $21.81 per share, realizing total gross proceeds of $50,000,000 and net proceeds of $47,499,993 after commissions and fees. The offerings were pursuant to two universal shelf registration statements previously filed with the Securities and Exchange Commission and the sales substantially complete the securities available under those registration statements. The proceeds from the two offerings will be used to finance a portion of the construction and development of the Company's San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited ("Apex Limited" or "we") for the three month period ended March 31, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Overview

        During the first quarter of 2004, we completed two equity offerings, using the approximately $220 million capacity of our universal shelf registration statements. In the first quarter we also completed the issuance of $150 million of 2.875% Convertible Senior Subordinated Notes due 2024, followed by the issuance of an additional $50 million of the Convertible Senior Subordinated Notes in early April 2004. The proceeds from the equity offerings and note issuance will be used to finance a portion of the construction and development of the Company's San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

        During the quarter we also signed a Mandate Letter with Barclays Bank PLC and BNP Paribas to provide us with advice and services related to securing commercial bank debt financing for San Cristobal. We continue to work with Barclays and BNP Paribas, as well as several multilateral agencies, to develop financing options for San Cristobal as part of a total financing package that may incorporate support from other official agencies as well as debt financing from banks.

        In mid 2004, we plan to engage an engineering and construction firm to complete detailed engineering and incorporate required changes into the development plan for construction of San Cristobal. Changes to the development plan may result in an increase in our expected capital costs for construction. For the remainder of the year we expect to spend approximately $30 million on San Cristobal engineering and infrastructure development, project financing, exploration and general corporate costs.

Results of Operations—Three Months Ended March 31, 2004

        Interest and other income.    Interest and other income was $0.5 million for the first quarter of 2004 compared to the $0.2 million recorded during the first quarter of 2003. The 2004 increase is primarily the result of increased cash balances resulting from the issuance of equity and convertible notes during the period.

        Trading gains and losses.    During the first quarter of 2004, we recorded a mark to market loss related to our metals trading program of $0.6 million compared to a negligible mark to market gain for the same period in 2003. The mark to market loss for the first quarter of 2004 was primarily related to the higher metals prices and related volatility at the end of the quarter as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Exploration.    Exploration expense was $1.1 million for the first quarter of 2004 compared to $0.7 million for the same period of 2003. The higher expense for the first quarter of 2004 as compared to the first quarter of 2003 is primarily related to increased exploration activity mainly in Bolivia and Peru.

        Administrative.    Administrative expense was $3.0 million for the first quarter of 2004, compared to $1.1 million for the first quarter of 2003. The increase in administrative expenses during 2004 is the result of a one time $1.5 million payment made to a consultant for financial advisory and consulting services including services related to the equity offering and increased costs associated with the equity and convertible notes offerings.

Liquidity and Capital Resources

        As of March 31, 2004, we had cash and cash equivalents of $391.0 million, compared to $40.9 million at December 31, 2003. The increase in cash is the result of net proceeds received from the sale of Ordinary Shares of $208.6 million, net proceeds of $144.8 million from the issuance of convertible notes and $0.9 million in proceeds from the exercise of stock options by certain employees and a director, partially offset by $1.5 million invested in property, plant and equipment related to the development of the San Cristobal Project and $2.7 million used to fund operations, property holding costs and administrative costs, net of interest and other income. During the quarter we issued 8,570 Ordinary Shares having an aggregate value of approximately $0.2 million for consulting services. In early April 2004 we issued additional convertible notes resulting in the receipt of an additional $48.3 million in net proceeds.

        As detailed engineering and required changes to the San Cristobal development plan are completed,    our expected capital costs may increase. For the remainder of the year we expect to spend approximately $30 million on San Cristobal engineering and infrastructure development, project financing, exploration and general corporate costs. We plan to fund these project and operating cash expenditures from our existing cash balances and from interest and other income.

        We will require additional debt financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that we will be able to obtain the required financing on terms that we find attractive, or at all.

Forward-Looking Statements

        Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words "anticipate," "continues," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below, in addition to the factors described in "Risk Factors" set forth in our Annual Report on Form 10-K for the period ended December 31, 2003:

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

  •
  the availability of experienced employees; and

  •
  the factors discussed under "Risk Factors" in our Form 10-K for the period ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

        Currently our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relatively low exposure to currency fluctuations. Because we conduct our activities mainly in Bolivia several other foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

        To complete the project financing for San Cristobal, we expect to be required to hedge a portion of our planned production. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. See "Item 2—Results of Operations."

Item 4. Controls and Procedures

        Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2004.

        During the quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

(c) On March 16, 2004, the Company completed an offering of $150,000,000 of 2.875% Convertible Senior Subordinated Notes due 2024 to a group of purchasers (the "Initial Purchasers"), led by Citigroup Global Markets, Inc. and Barclays Bank PLC. The sale of the notes to the Initial Purchasers was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Securities Act"). The Initial Purchasers resold the notes within the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. Aggregate commissions were paid to the Initial Purchasers in the amount of $5,250,000.

        Subsequently, on April 1, 2004, the Initial Purchasers of the notes exercised an option to purchase an additional $50,000,000 of the notes, resulting in net proceeds of $48,250,000 after payment of commissions in the amount of $1,750,000.

        Holders of the notes may convert all or a portion of their notes into ordinary shares upon the occurrence of any of the events described below. The initial conversion rate is 34.9406 ordinary shares per $1,000 principal amount of each note, subject to adjustment upon the occurrence of certain events. The ability to surrender the notes for conversion will expire at the close of business on March 15, 2024.

        Holders may surrender notes for conversion: (1) in any fiscal quarter commencing prior to March 15, 2019 if the sale price of our ordinary shares for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per ordinary share on the last day of such preceding fiscal quarter and (2) at any time after March 15, 2019 if the closing sale price of our ordinary shares is greater than or equal to the conversion trigger price on any day after March 15, 2019.

        Holders may also surrender notes for conversion during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that period was less than 98% of the product of the closing sale price of our ordinary shares and the number of shares issuable upon conversion of $1,000 principal amount of notes.

        A holder may surrender for conversion a note called for redemption at any time prior to the close of business on the second business day immediately preceding the redemption date, even if it is not otherwise convertible at such time.

        Finally, a holder may surrender a note for conversion if we are a party to a consolidation, merger or binding share exchange or a transfer of all or substantially all of our assets.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  4.1
  Form of Warrant

  4.2
  Form of Warrant

  31.1
  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2
  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  32
  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

  (b)
  Reports filed on Form 8-K during the quarter ended March 31, 2004:

  The Company filed a Form 8-K dated January 27, 2004, to file under Item 7 certain exhibits related to an equity offering.

  The Company filed a Form 8-K dated February 12, 2004, to file under Item 7 certain exhibits related to an equity offering.

  The Company furnished a Form 8-K dated February 13, 2004, under Item 7 and Item 12 to report fourth quarter and year-end 2003 financial results.

  The Company filed a Form 8-K dated March 10, 2004, to file under Item 7 certain exhibits related to a convertible debt offering.

  The Company filed a Form 8-K dated March 16, 2004, to disclose under Item 5 the issuance of convertible debt and to file under Item 7 certain exhibits related to the convertible debt offering.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED (Registrant)
Date: May 7, 2004	By:	/s/ KEITH R. HULLEY Keith R. Hulley President and Chief Executive Officer
Date: May 7, 2004	By:	/s/ MARK A. LETTES Mark A. Lettes Vice President of Finance and Chief Financial Officer