Form 10-Q
period 2004-06-30
APEX SILVER MINES LTD
filed 2004-08-09
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________ .

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES |X|  NO |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES |X|  NO |_|

AT AUGUST 3, 2004, 47,409,700 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

INDEX

PART I – FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK AND HEDGING ACTIVITIES	12

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	13

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	13

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5.	OTHER INFORMATION	14

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

SIGNATURES		15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars)
(Unaudited)

June 30,		December 31,
2004		2003

Assets
Current assets
Cash and cash equivalents	$289,999,816	$40,098,745
Restricted cash	800,000	800,000
Short term investments	87,596,024	—
Prepaid expenses and other assets	1,330,512	2,194,741
Current portion of deferred financing costs	700,000	—

Total current assets	380,426,352	43,093,486

Property, plant and equipment (net)	102,768,719	97,979,316
Long term investments	56,608,314	—
Value added tax recoverable	5,339,311	5,238,648
Deferred financing costs	6,096,544	—
Other non-current assets	546,327	199,542

Total assets	$551,785,567	$146,510,992

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$2,479,852	$1,834,848
Accrued interest payable	1,669,863	—
Current portion of notes payable	689,958	90,500

Total current liabilities	4,839,673	1,925,348
Notes payable	200,000,000	599,458
Commitments and contingencies (Note 5)	—	—

Total liabilities	204,839,673	2,524,806
Shareholders’ equity
Ordinary Shares, $.01 par value, 75,000,000 shares
authorized; 47,402,779 and 36,874,640, shares
issued and outstanding for respective periods	474,028	368,746
Other comprehensive income	260,111	—
Contributed surplus	432,521,594	222,430,086
Accumulated deficit during development stage	(86,309,839)	(78,812,646)

Total shareholders’ equity	346,945,894	143,986,186

Total liabilities and shareholders’ equity	$551,785,567	$146,510,992

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS (Expressed in United States dollars) (Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		December 22,
	June 30,		June 30,		1994 (inception)
					through
	2004	2003	2004	2003	June 30, 2004

Income and expenses
Interest and other income	$1,024,083	$173,032	$1,518,466	$327,866	$15,787,993
Trading gains (losses)	931,485	179,894	303,961	200,045	520,292
Exploration	(1,385,503)	(820,052)	(2,529,123)	(1,554,237)	(65,419,240)
Administrative	(2,196,863)	(1,583,123)	(4,958,812)	(2,710,723)	(38,794,910)
Interest expense	(1,615,351)	—	(1,814,146)	—	(1,814,146)
Amortization and depreciation	(9,726)	(10,463)	(17,539)	(16,948)	(1,148,714)

Loss before minority interest	(3,251,875)	(2,060,712)	(7,497,193)	(3,753,997)	(90,868,725)
Minority interest in loss of
consolidated subsidiary	—	—	—	—	4,558,886

Net loss for the period	$(3,251,875)	$(2,060,712)	$(7,497,193)	$(3,753,997)	$(86,309,839)

Net loss per Ordinary Share –
basic and diluted (1)	$(0.07)	$(0.06)	$(0.16)	$(0.10)	$(3.05)

Weighted average Ordinary
Shares outstanding	47,397,387	36,460,606	45,499,606	36,422,743	28,259,477

(1)	Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENT OF CASH FLOWS (Expressed in United States dollars) (Unaudited)

			For the Period
	Six Months Ended		December 22,
	June 30,		1994 (inception)
			through
	2004	2003	June 30, 2004

Cash flows from operating activities:
Net cash used in operating activities	$(4,196,690)	$(2,035,461)	$(79,498,257)

Cash flows from investing activities:
Restricted cash to collateralize letters of credit	—	—	(800,000)
Purchase of short term investments	(87,683,773)	—	(87,683,773)
Purchase of long term investments	(56,608,314)	—	(56,608,314)
Capitalized property, plant and equipment	(4,564,827)	(2,118,082)	(94,128,488)

Net cash used in investing activities	(148,856,914)	(2,118,082)	(239,220,575)
Cash flows from financing activities:
Payments of notes payable	—	—	(1,949,550)
Proceeds from issuance of convertible notes (net
issuance costs of $7,000,000 for 2004
and $0 for 2003)	193,000,000	—	193,000,000
Net proceeds from issuance of Ordinary Shares	208,611,849	—	406,922,919
Proceeds from exercise of stock options
and warrants	1,342,826	1,456,058	11,028,235
Deferred organization costs	—	—	(282,956)

Net cash from financing activities	402,954,675	1,456,058	608,718,648

Net increase (decrease) in cash and cash equivalents	249,901,071	(2,697,485)	289,999,816
Cash and cash equivalents - beginning of period	40,098,745	44,145,593	—

Cash and cash equivalents - end of period	$289,999,816	$41,448,108	$289,999,816

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense
related to San Cristobal Project	$224,832	$249,941
Stock issued for payment of notes payable	$—	$164,000
Stock issued as compensation to consultants (net)	$242,115	$1,099,512
Warrants issued as compensation to consultants	$—	$761,600

The accompanying notes form an integral part of these consolidated financial statements.

     APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

1. Basis of Preparation of Financial Statements

     These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the “Company”) and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as such omissions do not render the financial statements misleading. Certain prior period amounts have been reclassified to conform to the current period presentation.

     In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2003 Annual Report on Form 10-K.

2. Significant Accounting Policies

     Effective January 1, 2003, the Company adopted the disclosure requirements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS No. 148”). FAS No. 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, no stock-based employee compensation is reflected in net loss. As provided for under FAS No. 148, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net loss, as reported	$(3,251,875)	$(2,060,712)	$(7,497,193)	$(3,753,997)
Less: Total stock based compensation
expense determined under fair
value based method for all awards,
net of tax effect	(603,493)	(449,863)	(1,156,354)	(890,753)
Pro forma net loss	$(3,855,368)	$(2,510,575)	$(8,653,547)	$(4,644,750)
Net loss per Ordinary Share:
Basic and diluted – as reported	$(0.07)	$(0.06)	$(0.16)	$(0.10)
Basic and diluted – pro forma	$(0.08)	$(0.07)	$(0.19)	$(0.13)

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company completed its evaluation of the impact of FIN 46R for VIE’s created before December 31, 2003 and did not identify any entities as VIEs. The Company believes it has no such variable interest entities and as a result FIN 46R has no impact on its results of operations, financial position or cash flows.

     The Emerging Issues Task Force (“EITF”) formed a committee (“Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached consensus that the mineral rights should be considered tangible assets. The EITF also reached consensus on other mining related issues involving impairment and business combinations. On April 28, 2004, the FASB ratified the consensus of the EITF that mineral rights should be considered tangible assets. At this stage these developments do not affect the Company, but the Company will continue to monitor the progress of the EITF on other mining industry accounting issues.

3. Value Added Tax Recoverable

     The Company has recorded value added tax (“VAT”) paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. Although the application process in Mexico is current, no refunds have been received in over three years. Based on these circumstances, the Company has recorded a 50% impairment of the recoverable asset even though it remains the Company’s intent to recover the full amount of VAT paid in Mexico. At June 30, 2004, the recoverable VAT recorded for Bolivia and Mexico is $5,156,758 and $182,553, respectively, net of impairment.

4. Property, Plant and Equipment

     The components of property, plant and equipment were as follows:

	June 30,	December 31,
	2004	2003

Mineral properties	$99,884,066	$95,041,160
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,136,609	2,971,288
Other furniture and equipment	871,436	845,252

	105,300,353	100,265,942
Less: Accumulated depreciation	(2,531,634)	(2,286,626)

	$102,768,719	$97,979,316

5. Commitments and Contingencies

      At June 30, 2004, the Company has outstanding irrevocable letters of credit in the aggregate amount of $700,000 associated with the planned port facilities for the San Cristobal Project. The Company has an agreement with the bank providing the letter of credit under which $800,000 has been deposited to collateralize the current and possible future letters of credit.

6. Notes Payable

      In March and April, 2004, the Company completed the private placement of 2.875% Convertible Senior Subordinated Notes due 2024. The placement of notes resulted in gross proceeds of $200,000,000 and net proceeds, after commissions, of $193,000,000. The notes were issued at a price of $1,000 and are convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the price of Apex Silver ordinary shares reaches a specified threshold; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The proceeds from the offerings will be used to finance a portion of the construction and development of the Company’s San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

7. Shareholder’s Equity

      During 2004, the Company completed two offerings of its Ordinary Shares for a total of 10,393,276 shares at an average offering price of $21.02 per share, realizing total gross proceeds of $218,414,590 and net proceeds of $208,611,849 after commissions and fees. These offerings were made pursuant to two universal shelf registration statements previously filed with the Securities and Exchange Commission, and substantially complete the securities available under those registration statements. The proceeds from the two offerings will be used to finance a portion of the construction and development of the Company’s San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

8. Concentration of Risk and Investment Policy

      The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months. Long-term investments include investments with maturities greater than twelve months.

      The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities are stated at amortized cost, which approximates market, and include government agency and corporate obligations. Short term securities investments held for sale are marked-to-market at each reporting period.

      At June 30, 2004 the company has debt securities included in short and long term investments with maturity dates as follows:

One year or less	One to Two years	Greater than Two years	Total

$84,303,000	$50,000,000	$6,608,314	$140,911,314

      The above debt securities have interest yields ranging from 1.47% to 7.63% with a weighted average yield of 2.16% .

The company’s investments are comprised of the following:

	June 30, 2004	December 31, 2004

Current investments
Market traded securities	$3,293,024	$—
Debt securities	84,303,000	—

Total current investments	$87,596,024	$—

Long term investments
Debt securities	$56,608,314	$—

Total long term investments	$56,608,314	$—

Item 2: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

      The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Limited” or “we”) for the three month and six month periods ended June 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2003.

      Apex Limited is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America, Mexico and Central Asia. We currently focus our resources primarily on the development and financing of our San Cristobal Project in Bolivia. At present, none of our properties is in production and, consequently, we have no current operating income.

Overview

      During the first half of 2004, we completed two share offerings, using the $220 million capacity of our universal shelf registration statements. We also completed the issuance of $200 million of 2.875% Convertible Senior Subordinated Notes due 2024. The net proceeds from the share offerings of approximately $208.6, after commissions and fees, and the net proceeds from the note issuance of $193 million, after commissions, will be used to finance a portion of the construction and development of the Company’s San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

      We continue to work with Barclays and BNP Paribas to secure commercial bank debt financing and develop other financing options for San Cristobal as part of a total financing package that may incorporate support from export credit agencies, multilateral agencies and other public lenders.

      We have commenced updating the San Cristobal development plan, renewed contacts with potential customers and made strategic staff additions and are initiating limited road and bridge work around San Cristobal and the outlying communities. We are finalizing an agreement with an engineering and construction firm that will, among other things, complete the detailed engineering and incorporate required changes into the development plan for construction of San Cristobal. Changes to the development plan are likely to result in an increase in our expected capital costs for construction.

      For the remainder of the year we expect to spend in excess of $30 million on San Cristobal engineering and infrastructure development, project financing, exploration and general corporate costs.

Results of Operations – Three Months Ended June 30, 2004

      Interest and other income. Interest and other income was $1.0 million for the second quarter of 2004 compared to $0.2 million recorded during the second quarter of 2003. The 2004 increase is primarily the result of interest earned on increased cash balances resulting from the issuance of equity and convertible notes during the year.

      Trading gains and losses. During the second quarter of 2004, we recorded a mark to market gain related to our metals trading program of $0.9 million compared to a $0.2 million mark to market gain for the same period in 2003. The mark to market gain for the second quarter of 2004 resulted from decreasing metals prices during the second quarter of 2004 as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

      Exploration. Exploration expense was $1.4 million for the second quarter of 2004 compared to $0.8 million for the same period of 2003. The higher expense for the second quarter of 2004 as compared to the second quarter of 2003 is primarily related to increased exploration activity in Bolivia and Peru.

      Administrative. Administrative expense was $2.2 million for the second quarter of 2004, compared to $1.6 million for the second quarter of 2003. The increase in administrative expenses during the second quarter of 2004 is primarily the result of the addition of personnel and related office facilities associated with the advancement of San Cristobal.

      Interest Expense. Interest expense was $1.6 million for the second quarter of 2004, and no interest expense was recorded for the same period of 2003. The 2004 interest expense is entirely related to the Convertible Senior Subordinated Notes issued during 2004.

Results of Operations – Six Months Ended June 30, 2004

      Interest and other income. Interest and other income was $1.5 million for the first six months of 2004 compared to $0.3 million recorded during the first six months of 2003. The 2004 increase is primarily the result of interest earned on increased cash balances resulting from the issuance of equity and convertible notes during the year.

      Trading gains and losses. During the first six months of 2004, we recorded a mark to market gain related to our metals trading program of $0.3 million compared to a $0.2 million mark to market gain for the same period in 2003. The mark to market gain for the first six months of 2004 resulted from decreasing metals prices during the second quarter of 2004 as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to current earnings, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

      Exploration. Exploration expense was $2.5 million for the first six months of 2004 compared to $1.6 million for the same period of 2003. The higher expense for the first six months of 2004 as compared to the first six monts of 2003 is primarily related to increased exploration activity in Bolivia and Peru.

      Administrative. Administrative expense was $5.0 million for the first six months of 2004, compared to $2.7 million for the first six months of 2003. The increase in administrative expenses during 2004 is primarily the result of a one time $1.5 million payment made to a consultant for financial advisory and consulting services. Other 2004 increases resulted from costs associated with the equity and convertible notes offerings and increased costs resulting from the addition of personnel and related office facilities associated with the advancement of San Cristobal.

     Interest Expense. Interest expense was $1.8 million for the first six months of 2004, and no interest expense was recorded for the same period of 2003. The 2004 interest expense is entirely related to the Convertible Senior Subordinated Notes issued during 2004.

Liquidity and Capital Resources

      As of June 30, 2004, we had cash and cash equivalents of $290.0 million, compared to $40.1 million at December 31, 2003. The increase in cash is the result of net proceeds of $208.6 million received from the sale of Ordinary Shares, net proceeds of $193.0 million from the issuance of convertible notes and $1.3 million recorded from the exercise of stock options by employees and a director. The increase was partially offset by $4.5 million invested in property, plant and equipment related to the development of the San Cristobal Project and $4.2 million used to fund operations, property holding costs and administrative costs, net of interest and other income. In addition we have invested $3.4 million in short term marketable securities and $140.9 million in debt securities with maturity dates greater than three months. An additional $0.8 million of cash has been restricted to collateralize outstanding letters of credit. During the first six months of 2004 we issued 11,363 Ordinary Shares having an aggregate value of approximately $0.2 million for consulting services.

      As detailed engineering and required changes to the San Cristobal development plan are completed, our expected capital costs may increase. For the remainder of the year we expect to spend in excess of $30 million on San Cristobal engineering and infrastructure development, project financing, exploration and general corporate costs. We plan to fund these project and operating cash expenditures from our existing cash balances and from interest and other income.

      On July 7, 2004 we filed a universal shelf registration statement with the Securities and Exchange Commission. The universal shelf registration statement was declared effective August 5, 2004, and allows us to sell up to $200 million in any combination of equity or debt securities as described in the registration statement. Proceeds from any future offering(s) under the shelf registration may be used to construct and develop San Cristobal, continue exploring our other properties, maintain control or ownership of our properties, acquire additional mining related properties or businesses and for general corporate purposes. No securities have been sold under the universal shelf registration statement.

      We will require additional debt financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that we will be able to obtain the required financing on terms that we find attractive, or at all.

Forward-Looking Statements

     Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms, the timing of engineering studies and environmental permitting, and the markets for silver, zinc and lead. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below, in addition to the factors described in “Risk Factors” set forth in our Annual Report on Form 10-K for the period ended December 31, 2003 :

  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

  political and economic uncertainties and instability in Bolivia and other developing countries in which we conduct business;

  volatility in market prices for silver, zinc and lead;

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

  the availability, terms, conditions and timing of required government approvals;

  uncertainties regarding future changes in tax legislation or implementation of existing tax legislation;

  variations in smelting operations and capacity;

  the availability of experienced employees; and

  the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

      Currently our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relatively low exposure to currency fluctuations. Because we conduct our activities mainly in Bolivia, as well as in several other foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

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

Item 4. Controls and Procedures

      Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004.

      During the quarter and six month period ended June 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings None. Item 2. Changes in Securities and Use of Proceeds

(c)      On March 16, 2004, the Company completed an offering of $150,000,000 of 2.875% Convertible Senior Subordinated Notes due 2024 to a group of purchasers (the “Initial Purchasers”), led by Citigroup Global Markets, Inc. and Barclays Bank PLC. The sale of the notes to the Initial Purchasers was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”). The Initial Purchasers resold the notes within the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. Aggregate commissions were paid to the Initial Purchasers in the amount of $5,250,000.

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

      We filed a shelf registration statement, which was declared effective on August 5, 2004, registering the resale of the convertible notes and the Ordinary Shares issuable upon conversion of the notes.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were voted upon at the annual meeting of shareholders held on May 27, 2004:

(a)	Election of the three directors whose terms expired at the 2004 annual meeting,

(b)	Approval of the 2004 Equity Incentive Plan, and

(c)	Ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the current fiscal year.

All matters voted on at the annual meeting were approved. The voting results were as follows:

				Broker
Election of Directors	For	Against	Abstain	Non-Votes

Harry M. Conger	43,070,531	57,122	—	—
Charles L. Hansard	43,070,531	57,122	—	—
Charles B. Smith	43,070,531	57,122	—	—

2004 Equity Incentive Plan	25,190,029	7,338,946	67,351	10,531,327

Selection of PricewaterhouseCoopers	42,702,053	397,589	28,011	—

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.,
1350 (Section 906 of the Sarbanes-Oxley Act)

(b)	Reports filed on Form 8-K during the quarter ended June 30, 2004:

Report filed April 1, 2004, to disclose under Item 5 the issuance of convertible debt and to file under Item 7 certain exhibits related to the convertible debt offering.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED (Registrant)

Date: August 6, 2004	By:	/s/ Keith R. Hulley

Keith R. Hulley
President and Chief Executive Officer

Date: August 6, 2004	By:	/s/ Mark A. Lettes

Mark A. Lettes
Vice President of Finance and Chief Financial Officer