Form 10-Q
period 2004-09-30
APEX SILVER MINES LTD
filed 2004-11-15
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        SEPTEMBER 30, 2004.

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

AT NOVEMBER 3, 2004, 47,500,547 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

1

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

INDEX

PART I - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$261,354,175	$40,098,745
Restricted cash	800,143	800,000
Short term investments	100,702,114	-
Prepaid expenses and other assets	3,341,452	2,194,741
Total current assets	366,197,884	43,093,486

Property, plant and equipment (net)	110,397,765	97,979,316
Long term investments	61,533,642	-
Value added tax recoverable	5,373,061	5,238,648
Deferred financing costs	6,619,960	-
Other non-current assets	187,815	199,542
Total assets	$550,310,127	$146,510,992

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and other accrued liabilities	$4,056,839	$1,834,848
Accrued interest payable	260,150	-
Current portion of notes payable	689,958	90,500
Total current liabilities	5,006,947	1,925,348

Notes payable	200,000,000	599,458
Commitments and contingencies (Note 5)	-	-
Total liabilities	205,006,947	2,524,806
Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares
authorized; 47,460,547 and 36,874,640 shares issued and outstanding for respective periods	474,605	368,746
Accumulated other comprehensive income	205,520	-
Deferred stock based compensation	(461,145)	-
Additional paid in capital	439,816,731	222,430,086
Accumulated deficit during development stage	(94,732,531)	(78,812,646)
Total shareholders' equity	345,303,180	143,986,186
Total liabilities and shareholders' equity	$550,310,127	$146,510,992

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)

					For the Period
					December 22, 1994
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		through
	2004	2003	2004	2003	September 30, 2004
Income and expenses
Interest and other income	$1,596,780	$104,141	$3,115,246	$432,007	$17,384,773
Trading gains - comodities	118,838	505,420	422,799	705,465	639,130
Trading losss - foreign currency	(186,913)	-	(186,913)	-	(186,913)
Exploration	(1,049,969)	(637,855)	(3,640,318)	(2,192,092)	(66,530,435)
Administrative	(6,193,120)	(916,947)	(12,239,553)	(3,627,670)	(46,075,651)
Interest expense and other
borrowing costs (net of
$86,700 capitalized for the three
and nine month periods of 2004
and none capitalized in 2003)	(1,539,295)	-	(3,353,441)	-	(3,353,441)
Amortization and depreciation	(20,166)	(9,596)	(37,705)	(26,544)	(1,168,880)
Loss before minority interest	(7,273,845)	(954,837)	(15,919,885)	(4,708,834)	(99,291,417)
Minority interest in loss of
consolidated subsidiary	-	-	-	-	4,558,886
Net loss for the period	$(7,273,845)	$(954,837)	$(15,919,885)	$(4,708,834)	$(94,732,531)
Net loss per Ordinary Share – basic and diluted (1)	$(0.15)	$(0.03)	$(0.34)	$(0.13)	$(3.25)
Weighted average Ordinary Shares outstanding	47,422,586	36,658,117	46,169,444	36,502,367	29,182,404

(1)	Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

			For the Period
			December 22,
	Nine Months Ended		1994 (inception)
	September 30,		through
	2004	2003	Sept. 30, 2004
Cash flows from operating activities:
Net cash used in operating activities	$(8,867,073)	$(2,249,713)	$(84,168,640)
Cash flows from investing activities:
Restricted cash to collateralize letters of credit	(143)	-	(800,143)
Purchase of investments	(161,845,821)	-	(161,845,821)
Capitalized property, plant and equipment	(11,202,005)	(3,150,654)	(100,765,666)
Net cash used in investing activities	(173,047,969)	(3,150,654)	(263,411,630)
Cash flows from financing activities:
Payments of notes payable	-	-	(1,949,550)
Proceeds from issuance of convertible notes (net
of issuance costs of $7,000,000 for 2004
and $0 for 2003)	193,000,000	-	193,000,000
Proceeds from issuance of Ordinary Shares (net
of issuance costs of $9,803,000 for 2004
and $0 for 2003)	208,611,848	-	406,922,918
Proceeds from exercise of stock options
and warrants	1,558,624	3,174,162	11,244,033
Payment of organizational costs	-	-	(282,956)
Net cash from financing activities	403,170,472	3,174,162	608,934,445
Net increase (decrease) in cash and cash equivalents	221,255,430	(2,226,205)	261,354,175
Cash and cash equivalents - beginning of period	40,098,745	44,145,593	-
Cash and cash equivalents - end of period	$261,354,175	$41,919,388	$261,354,175

Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense
related to San Cristobal Project	$277,912	$346,744
Stock issued as compensation to employees
(net of expired shares)	$474,320	$290,561
Stock issued for payment of notes payable	$-	$164,000
Stock issued as compensation to consultants	$465,115	$1,986,293
Warrants issued as compensation to consultants	$-	$761,600

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

Prior to 2004 the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation was reflected in net loss for periods prior to 2004, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of the grant.

During the third quarter 2004 the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 (“FAS No. 123”), Accounting for Stock-Based Compensation, as amended by FAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, effective as of the beginning of the year. The Company used the “modified prospective method” of transition, as defined in FAS No. 123, where employee stock-based compensation cost was recognized from January 1, 2004 as if the fair value based accounting method in FAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result compensation costs of $4.8 million and $6.4 million were recognized for the three and nine month periods ended September 30, 2004 respectively including amounts capitalized of $0.4 million and $0.9 million for the respective periods. The charge for the three and nine month period ended September 30, 2004 includes a charge of approximately $3.9 million relating to the modification of stock awards previously granted to a retiring director and the retiring Company chairman (see Note 7).

The adoption of FAS No. 123 requires the Company to restate previously presented results for March 31 and June 30, 2004. The restatements had no effect on cash flows for either period. The effect of the adoption of FAS No. 123 on results previously reported for the March 2004 quarter, June 2004 quarter and June 2004 six month period are summarized in the tables below:

For the Quarter Ended March 31, 2004
	As Reported	Adjustments Related to the Adoption of FAS 123	Restated
Income and expenses
Interest and other income	$494,383	$-	$494,383
Trading gains - comodities	(627,524)	-	(627,524)
Exploration	(1,143,620)	(32,626)	(1,176,246)
Administrative	(2,761,949)	(497,366)	(3,259,315)
Interest expense and other
borrowing costs	(198,795)	-	(198,795)
Amortization and depreciation	(7,813)	-	(7,813)
Net loss	(4,245,318)	(529,992)	(4,775,310)
Net loss per Ordinary Share – basic and diluted	$(0.10)	$(0.01)	$(0.11)
Weighted average Ordinary Shares outstanding	43,879,777	43,879,777	43,879,777

Assets
Current assets	$393,131,859	$-	$393,131,859
Property, plant and equipment	$99,610,138	$220,156	$99,830,294
Total assets	$502,925,397	$220,156	$503,145,553
Liabilities and Shareholder's Equity
Total liabilities	$153,487,671	$-	$153,487,671
Additional paid in capital	$432,022,065	$750,148	$432,772,213
Accumulated deficit	$(83,057,964)	$(529,992)	$(83,587,956)
Total shareholder's equity	$349,437,726	$220,156	$349,657,882
Total liabilities and shareholder's
equity	$502,925,397	$220,156	$503,145,553

For the Quarter Ended June 30, 2004
	As Reported	Adjustments Related to the Adoption of FAS 123	Restated

Income and expenses	$1,024,083	$-	$1,024,083
Interest and other income	931,485	-	931,485
Trading gains - comodities	(1,385,503)	(28,600)	(1,414,103)
Exploration	(2,196,863)	(590,255)	(2,787,118)
Administrative
Interest expense and other	(1,615,351)	-	(1,615,351)
borrowing costs	(9,726)	-	(9,726)
Amortization and depreciation	(3,251,875)	(618,855)	(3,870,730)
Net loss	$(0.07)	$(0.01)	$(0.08)
Net loss per Ordinary Share – basic and diluted	47,397,387	47,397,387	47,397,387
Weighted average Ordinary Shares outstanding

For the Six Month Period Ended June 30, 2004
	As Reported	Adjustments Related to the Adoption of FAS 123	Restated
Income and expenses
Interest and other income	$1,518,466	$-	$1,518,466
Trading gains - comodities	303,961	-	303,961
Exploration	(2,529,123)	(61,226)	(2,590,349)
Administrative	(4,958,812)	(1,087,621)	(6,046,433)
Interest expense and other	-	-
borrowing costs	(1,814,146)	-	(1,814,146)
Amortization and depreciation	(17,539)	-	(17,539)
Net loss	(7,497,193)	(1,148,847)	(8,646,040)
Net loss per Ordinary Share – basic and diluted	$(0.16)	$(0.03)	$(0.19)
Weighted average Ordinary Shares outstanding	45,499,606	45,499,606	45,499,606

Assets
Current assets	$380,426,352	$-	$380,426,352
Property, plant and equipment	$102,768,719	$483,677	$103,252,396
Total assets	$551,785,567	$483,677	$552,269,244
Liabilities and Shareholder's Equity
Total liabilities	$204,839,673	$-	$204,839,673
Additional paid in capital	$432,521,594	$1,632,524	$434,154,118
Accumulated deficit	$(86,309,839)	$(1,148,847)	$(87,458,686)
Total shareholder's equity	$346,945,894	$483,677	$347,429,571
Total liabilities and shareholder's equity	$551,785,567	$483,677	$552,269,244

As provided for under FAS No. 148, the following tables illustrate the effect on net loss and loss per share per quarter and year-to-date if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for 2004 and 2003.

	Restated	Restated	Restated
	The Quarter Ended March 31, 2004	The Quarter Ended June 30, 2004	Six Months Ended June 30, 2004	The Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Net loss as reported	$(4,775,310)	$(3,870,730)	$(8,646,040)	$(7,273,845)	$(15,919,885)
Add back: stock based compensation recognized in net loss reported, net of tax effect	529,992	618,854	1,148,846	4,397,893	5,546,739
Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(529,992)	(618,854)	(1,148,846)	(4,397,893)	(5,546,739)
Proforma net loss	$(4,775,310)	$(3,870,730)	$(8,646,040)	$(7,273,845)	$(15,919,885)
Net loss per ordinary share basic and diluted:
As reported	$(0.11)	$(0.08)	$(0.19)	$(0.15)	$(0.34)
Proforma	$(0.11)	$(0.08)	$(0.19)	$(0.15)	$(0.34)

Refer to Note 7. for details of modifications to compensation award plans triggering compensation expense recognized in the September 30, 2004 quarter.

	The Quarter Ended March 31, 2003	The Quarter Ended June 30, 2003	Six Months Ended June 30, 2003	The Quarter Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss as reported	$(1,693,285)	$(2,060,712)	$(3,753,997)	$(954,837)	$(4,708,834)
Add back: stock based compensation recognized in net loss reported, net of tax effect	-	-	-	-	-
Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(440,890)	(449,863)	(890,753)	(449,863)	(1,340,616)
Proforma net loss	$(2,134,175)	$(2,510,575)	$(4,644,750)	$(1,404,700)	$(6,049,450)
Net loss per ordinary share basic and diluted:
As reported	$(0.05)	$(0.06)	$(0.10)	$(0.03)	$(0.13)
Proforma	$(0.06)	$(0.07)	$(0.13)	$(0.04)	$(0.17)

Recently Issued Accounting Policies

The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of FAS No. 141, "Business Combinations" ("FAS No. 141"), and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached consensus that the mineral rights should be considered tangible assets. The EITF also reached consensus on other mining related issues involving impairment and business combinations. On April 28, 2004, the FASB ratified the consensus of the EITF that mineral rights should be considered tangible assets. At this stage these developments do not affect the Company, but the Company will continue to monitor the progress of the EITF on other mining industry accounting issues.

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) decided to defer the effective date of its proposed standard, “Share-Based Payment”, from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to stock options and other awards granted, modified or settled in cash on or after July 1, 2005. The proposed statement would amend FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and would likely be known as FASB Statement No. 123R, “Share-Based Payment (Revised 2004)”. As the Company has adopted FASB Statement 123, it does not anticipate that the new standard will have a material impact on its results of operations or financial position.

In September 2004 FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of the EITF 03-1, “The Meaning of Other Than Temporary Impairment,” delaying the effective date for the recognition and measurement guidance of EITF 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The final FSP is expected to be issued in December 2004. The Company does not anticipate that the new standard will have a material impact on its results of operations or financial position.

3. Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and Mexico as recoverable assets. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. At September 30, 2004, the recoverable VAT recorded for Bolivia is $5,373,061. The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. In November 2004 the Company received a VAT tax refund from the Mexican tax authorities in the amount of $296,285 including $18,734 of interest. At September 30, 2004 this amount was recorded as a current other asset.

4. Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2004	December 31, 2003
Mineral properties	$106,029,858	$95,041,160
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,844,216	2,971,288
Aircraft	815,483	-
Other furniture and equipment	902,209	845,252
	113,000,008	100,265,942
Less: Accumulated depreciation	(2,602,243)	(2,286,626)
	$110,397,765	$97,979,316

5. Commitments and Contingencies

At September 30, 2004, the Company has outstanding irrevocable letters of credit in the aggregate amount of $700,000 associated with the planned port facilities for the San Cristobal Project. The Company has an agreement with the bank providing the letters of credit under which $800,000 has been deposited to collateralize the current and possible future letters of credit.

The Company has placed orders and entered into agreements for certain long lead equipment for its San Cristobal Project totaling approximately $20.4 million including the foreign currency value of an order to be settled for 12.8 million Euros. Should the Company cancel any of the orders it would incur escalating cancellation fees that for all orders were estimated to total approximately $2.7 million at September 30, 2004. The total cancellation fees will escalate to approximately $5.3 million at December 31, 2004 and the Company plans to take delivery of the equipment throughout 2005. Prior to taking delivery of the final equipment in late 2005 the cancellation fees are not expected to exceed $15.3 million.

6. Notes Payable

In March and April 2004, the Company completed the private placement of 2.875% Convertible Senior Subordinated Notes due 2024. The placement of notes resulted in gross proceeds of $200,000,000 and net proceeds, after commissions, of $193,000,000. The notes were issued at a price of $1,000 and are convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the price of Apex Silver ordinary shares reaches a specified threshold; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur.

7. Stock Option Plans

The Company has established a new plan to issue up to two million share options and other awards to be valued by reference to the Company’s shares for officers, employees, consultants and agents of the Company and its subsidiaries (the new plan, collectively with the Company’s previous plan, the “Plan”). Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

The Company has established a share option plan for its non-employee directors (the “Director Plan”). Under the Director Plan, the total number of options granted cannot exceed five percent of the Company’s outstanding shares. Pursuant to the Director Plan, non-employee directors receive (i) at the effective date of their initial election to the Company’s board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the “AMEX”) on such date, (ii) at the close of business of each annual meeting of the Company’s shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company’s Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to the closing price of the Ordinary Shares on the AMEX on such date. Options granted to a non-employee director vest on the date of the grant and expire ten years after the date of the grant or one year after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

A summary of the Company’s stock options at September 30, 2004, and December 31, 2003 and changes during the periods is presented in the following table:

	Nine Months Ended 2004		Year Ended 2003
Options	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	2,119,426	$12.75	1,963,891	$11.01
Granted during period	216,309	$17.96	592,005	$16.69
Forfeited or expired during period	-	$-	(86,750)	$11.08
Exercised during period	(108,450)	$11.23	(349,720)	$9.84
Outstanding at end of period	2,227,285	$12.75	2,119,426	$12.75
Exercisable at end of period	1,154,925		1,097,081
Weighted average fair value of options outstanding		$5.54		$3.37
Weighted average remaining contractual life	7.2 years		7.8 years

Options granted during 2004 and 2003, ranged in exercise price from $16.94 to $21.70 and from $13.83 to $16.95 respectively.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model on the date of grant using the following assumptions:

	Nine months ended September 30, 2004	Year ended December 31, 2003

Weighted average risk-free interest rate	2.65%	2.50%
Volatility	44.80%	42.80%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.85	2.93

Volatility is based on the historical volatility of the Company’s stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The risk-free interest rate used is based on U.S Treasury bills with similar lives as the options.

Under the Plan, the Company also issues shares of the Company, with vesting dates of two to four years, to employees as bonus and or retention incentives. At September 30, 2004 the Company had issued 125,010 such shares with a weighted average vesting date of November 2005 and a weighted average value of $15.72 per share at date of grant. The Company recognizes compensation expense over the vesting period of the shares.

On September 30, 2004, the Company amended the Director Plan to extend the expiration date of options granted pursuant to the Director Plan from one year after the director ceases to serve as a director of the Company to three years after such date, unless the Board elects otherwise, provided that the term of the option may in no event exceed ten years after the date of the grant. The effect of the modification to the Director plan for the September 30, 2004 quarter was a non cash charge of $45,859.

In addition, in relation to the retiring Company chairman, on September 30, 2004 the stock awards and stock options previously granted to the chairman were modified as follows: (i) share awards and share option agreements were modified to permit unvested restricted stock and options to vest in accordance with their original terms, rather than terminating upon termination of employment and; (ii) vested stock options previously granted will expire in accordance with their original terms, rather than terminating within 180 days following termination of employment. The effect of the modifications to the retiring Company chairman’s awards for the September 30, 2004 quarter was a non cash charge of $3,829,824.

8. Shareholder’s Equity

During 2004, the Company completed two offerings of its Ordinary Shares for a total of 10,393,276 shares at an average offering price of $21.02 per share, realizing total gross proceeds of $218,414,590 and net proceeds of $208,611,848 after commissions and fees. These offerings were made pursuant to two universal shelf registration statements previously filed with the Securities and Exchange Commission, and substantially exhausted the securities available under those registration statements. The proceeds from the two offerings will be used to finance a portion of the construction and development of the Company’s San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

9. Concentration of Risk and Investment Policy

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months. Long-term investments include investments with maturities greater than twelve months.

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities are stated at amortized cost, which approximates market, and include government agency and corporate obligations. Short term securities investments available for sale are marked-to-market at each reporting period. Changes in the value of the securities are recorded, net of tax, as a component of other comprehensive income. If declines in value are deemed other than temporary, a charge is made to net loss for the period.

At September 30, 2004 the Company has debt securities included in short and long term investments with maturity dates as follows:

One year or less	One to Two years	Two to Five years	Total
$96,991,771	$55,984,867	$5,548,775	$158,525,413

The debt securities have interest yields ranging from 1.51% to 7.75% with a weighted average yield of 2.31%.

The Company’s investments are comprised of the following:

	Sept. 30, 2004	December 31, 2003
Current investments
Equity securities	$3,710,343	$-
Debt securities	96,991,771	-
Total current investments	$100,702,114	$-

Long term investments
Debt securities	$61,533,642	$-
Total long term investments	$61,533,642	$-

The Company recorded a $54,591 loss and a $205,520 gain to other comprehensive income for the quarter and nine month periods ended September 30, 2004, respectively. Both amounts are related to equity securities the Company holds available for sale. No amounts were recorded to comprehensive income for the same quarter and nine month periods during 2003.

10. Related Party Transactions

During the third quarter 2004, the Company made a $300,000 relocation advance to an executive officer under the Company's relocation policy, which provides for 90 day interest free advances to an employee who completes the purchase of a residence in the new location prior to completing the sale of the employee's residence in the former location.

11. Subsequent Events

In October 2004, the Company completed the private placement of 4.00% Convertible Senior Subordinated Notes due 2024. The placement of notes resulted in gross proceeds of $100,000,000 and net proceeds, after commissions, of $96,500,000. The notes were issued at a price of $1,000 and are convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the price of Apex Silver ordinary shares reaches a specified threshold; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur.

On November 8, 2004, the Company’s Bolivian affiliate Minera San Cristobal, S. A. and Aker Kvaerner Metals Inc. signed an Engineering, Procurement and Construction Management Agreement (“EPCM Agreement”), which sets out terms for the development of the San Cristobal project. Under the EPCM Agreement, Aker Kvaerner will provide on-going engineering, procurement of equipment and construction management services and construct mineral processing facilities at the site. The EPCM Agreement also provides special bonus provisions and incentive payments for safe, timely and technically sound completion of pre-specified tasks as the project progresses towards and when it reaches completion. Under the terms of the EPCM Agreement, Minera San Cristobal has the right to suspend the work at any time.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Limited” or “we”) for the three month and nine month periods ended September 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Overview

During the first nine months of 2004, we completed two share offerings resulting in net proceeds of approximately $208.6 million, after commissions and fees. We also completed the issuance of $200 million of 2.875% Convertible Senior Subordinated Notes due 2024, resulting in net proceeds of $193 million after commissions. In addition, during October 2004 we completed an offering of $100 million of 4.00% Convertible Senior Subordinated Notes due 2024, resulting in net proceeds of $96.5 million after commissions. Net proceeds from the share offerings and the convertible notes will be used to finance a portion of the construction and development of the Company’s San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

We continue to work with Barclays and BNP Paribas to secure commercial bank debt financing and develop other financing options for San Cristobal as part of a total financing package that may incorporate support from export credit agencies, multilateral agencies and other public lenders. During 2004 we also filed a universal shelf registration statement, on Form S-3, with the Securities and Exchange Commission. The registration became effective August 5, 2004, and allows us to sell up to $200 million in any combination of equity or debt securities as described in the registration statement in one or more offerings.

We have completed updating the San Cristobal development plan, resulting in estimated capital costs of approximately $560 million. This represents an approximate $65 million or 13% increase to the 2000 updated feasibility study. The increase in capital was primarily due to changes in infrastructure (rail versus truck hauling of concentrates), higher energy and raw material costs and other normal cost escalation over the four-year period. The capital cost excludes the contractor-provided mining fleet, working capital and advances to power and port facility providers which are expected to be recouped through credits applied against payments for the contracted services. We continue to renew contacts with potential customers and are making strategic staff additions; we are also initiating limited road, bridge and camp work at and around San Cristobal and the outlying communities. We have entered into an agreement with an engineering and construction firm that will manage the engineering, procurement and construction for the San Cristobal Project and we are continuing to negotiate contract mining arrangements.

During the third quarter 2004 the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 (“FAS No. 123”), Accounting for Stock-Based Compensation, as amended by FAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, effective as of the beginning of the year. The Company used the “modified prospective method” of transition, as defined in FAS No. 123, where employee stock-based compensation cost was recognized from January 1, 2004 as if the fair value based accounting method in FAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result compensation costs of $4.8 million and $6.4 million were recognized for the three and nine month periods ended September 30, 2004 respectively including amounts capitalized of $0.4 million and $0.9 million for the respective periods. The charge for the three and nine month period ended September 30, 2004 includes a charge of approximately $3.9 million relating to the modification of stock awards previously granted to a retiring director and the retiring Company Chairman.

For the fourth quarter of the year we expect to spend approximately $20 million on San Cristobal engineering and infrastructure development, project financing efforts, exploration and general corporate costs.

Results of Operations - Three Months Ended September 30, 2004

Interest and other income. Interest and other income was $1.5 million for the third quarter of 2004 compared to $0.1 million recorded during the third quarter of 2003. The 2004 increase is primarily the result of interest earned on increased cash, cash equivalents and investments resulting from the issuance of equity and convertible notes during the year.

Trading gains - commodities. During the third quarter of 2004, we recorded a mark to market gain related to our metals trading program of $0.1 million compared to a $0.5 million mark to market gain for the same period in 2003. The mark to market gain for the third quarter of 2004 resulted from decreasing metals prices during the third quarter of 2004 as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Trading losses - foreign currency. During the third quarter of 2004, the Company incurred a mark-to-market loss of $0.2 million on a foreign exchange transaction related to the long lead advance order of certain capital equipment in which the purchase price is denominated in Euros in accordance with FAS No. 133. The Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.

Exploration. Exploration expense was $1.0 million for the third quarter of 2004 compared to $0.6 million for the same period of 2003. The higher expense for the third quarter of 2004 as compared to the third quarter of 2003 is primarily related to increased exploration activity in Bolivia and Peru.

Administrative. Administrative expense was $6.2 million for the third quarter of 2004, compared to $0.9 million for the third quarter of 2003. The increase in administrative expense during the third quarter of 2004 is primarily the result of non-cash stock compensation expense of $4.4 million associated with the adoption of FAS No. 123. This charge included $3.9 million related to the extension of existing options for a retiring director and the retiring Company chairman. In addition, administrative costs have increased with the addition of personnel and related support costs associated with the advancement of San Cristobal.

Interest Expense. Interest expense was $1.6 million, net of approximately $0.1 million capitalized, for the third quarter of 2004, and no interest expense was recorded for the same period of 2003. The 2004 interest expense is entirely related to the 2.875% Convertible Senior Subordinated Notes issued 2004.

Results of Operations - Nine Months Ended September 30, 2004

Interest and other income. Interest and other income was $3.1 million for the first nine months of 2004 compared to $0.4 million recorded during the first nine months of 2003. The 2004 increase is primarily the result of interest earned on increased cash, cash equivalents and investments resulting from the issuance of equity and convertible notes during the year.

Trading gains - commodities. During the first nine months of 2004, we recorded a mark to market gain related to our metals trading program of $0.4 million compared to a $0.7 million mark to market gain for the same period in 2003. The mark to market gain for the first nine months of 2004 resulted from decreasing metals prices during the first nine months of 2004 as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with FAS No. 133. Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Trading losses - foreign currency. During the first nine months of 2004, the Company incurred a mark-to-market loss of $0.2 million on a foreign exchange transaction related to the long lead advance order of certain capital equipment in which the purchase price is denominated in Euros in accordance with FAS No. 123. The Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.

Exploration. Exploration expense was $3.6 million for the first nine months of 2004 compared to $2.2 million for the same period of 2003. The higher expense for the first nine months of 2004 as compared to the first nine months of 2003 is primarily related to increased exploration activity in Bolivia and Peru.

Administrative. Administrative expense was $12.2 million for the first nine months of 2004, compared to $3.6 million for the first nine months of 2003. The increase in administrative expense during 2004 is primarily the result of non-cash stock compensation expense of $5.5 million associated with the adoption of FAS No. 123 which included the extension of existing options for a retiring director and the retiring Company chairman amounting to $3.9 million and a one time $1.5 million payment made to a consultant for financial advisory and consulting services associated with the equity and convertible notes offerings. In addition costs have increased with the addition of personnel and related support costs associated with the advancement of San Cristobal.

Interest Expense. Interest expense was $3.4 million, net of approximately $0.1 million capitalized, for the first nine months of 2004, and no interest expense was recorded for the same period of 2003. The 2004 interest expense is entirely related to the convertible notes issued during 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $261.4 million, compared to $40.1 million at December 31, 2003. The increase in cash is the result of net proceeds of $208.6 million received from the sale of Ordinary Shares, net proceeds of $193.0 million from the issuance of convertible notes and $1.6 million recorded from the exercise of stock options by employees and a director. The increase was partially offset by $11.2 million invested in property, plant and equipment related to the development of the San Cristobal Project and $8.9 million used to fund operations, property holding costs and administrative costs, net of interest and other income. In addition we have invested $3.3 million in short term investments and $158.5 million in debt securities with maturity dates greater than three months. An additional $0.8 million of cash has been restricted to collateralize outstanding letters of credit.

At September 30, 2004 our aggregate cash and short and long term investments amount to $423.6 million. In October 2004 we increased our cash position by completing an offering of $100 million of 4.00% Convertible Senior Subordinated Notes due 2024, resulting in net proceeds of $96.5 million after commissions. Proceeds from the offering will be used to finance a portion of the construction and development of the Company’s San Cristobal Project, advance evaluation of exploration properties and for other general corporate purposes.

In August 2004 a universal shelf registration statement filed with the Securities and Exchange Commission became effective, and allows us to sell up to $200 million in any combination of equity or debt securities as described in the registration statement. Proceeds from any future offering(s) under the shelf registration may be used to construct and develop San Cristobal, continue exploring our other properties, maintain control or ownership of our properties, acquire additional mining related properties or businesses and for general corporate purposes. No securities have been sold under the universal shelf registration statement.

In the fourth quarter 2004, we expect to spend approximately $20 million on San Cristobal engineering and infrastructure development, project financing, exploration and general corporate costs. In addition, we expect our capital spending levels to rise significantly during 2005 provided that we proceed with full scale construction at San Cristobal beginning early next year. We plan to fund these project and operating cash expenditures from our existing cash balances and from interest and other income.

We have completed updating the San Cristobal development plan, resulting in estimated capital costs of approximately $560 million. As such, we will require additional financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that we will be able to obtain the required financing on terms that we find attractive, or at all.

New and Recent Accounting Developments

The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of FAS No. 141, "Business Combinations" ("FAS No. 141"), and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached consensus that the mineral rights should be considered tangible assets. The EITF also reached consensus on other mining related issues involving impairment and business combinations. On April 28, 2004, the FASB ratified the consensus of the EITF that mineral rights should be considered tangible assets. At this stage these developments do not affect the Company, but the Company will continue to monitor the progress of the EITF on other mining industry accounting issues.

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) decided to defer the effective date of its proposed standard, “Share-Based Payment”, from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to stock options and other awards granted, modified or settled in cash on or after July 1, 2005. The proposed statement would amend FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and would likely be known as FASB Statement No. 123R, “Share-Based Payment (Revised 2004)”. As the Company has adopted FASB Statement 123, it does not anticipate that the new standard will have a material impact on its results of operations or financial position.

In September 2004 FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of the EITF 03-1, “The Meaning of Other Than Temporary Impairment,” delaying the effective date for the recognition and measurement guidance of EITF 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The final FSP is expected to be issued in December 2004. The Company does not anticipate that the new standard will have a material impact on its results of operations or financial position.

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

To complete the project financing for San Cristobal, we expect to be required to hedge a portion of our planned production. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. See “Item 2, Results of Operations.” During the quarter, the Company incurred a mark-to-market loss of approximately $0.2 million on a foreign exchange transaction, the purpose of which is to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro, related to the long lead advance order of certain capital equipment for the project.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004.

During the quarter and nine month period ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. However, the Company's management was advised by its registered independent public auditor that, during the course of their review of the Company's financial statements for the quarter ended September 30, 2004, they have noted a material weakness in internal controls related to the financial reporting process with respect to the Company's ability to properly apply generally accepted accounting principles to non-routine transactions or to transactions subject to new or complex accounting pronouncements, as the result of a lack of adequate staffing in the Company's accounting department. The Company has evaluated this deficiency and concluded that this situation constitutes a material weakness. The Company is in the process of retaining the public accounting firm currently assisting in the Company's Section 404 compliance effort to assist the Company in preparing its financial statements and to provide technical expertise in the proper application of generally accepted accounting principles to various transactions and other financial statement matters. The Company is continuing to evaluate the hiring of additional personnel for its accounting department, including personnel with technical expertise in the application of generally accepted accounting principles to non-routine and complex transactions.

It should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings
   None.

Item 2.  Changes in Securities and Use of Proceeds

           None

Item 3.     Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

           None.

Item 5.  Other Information

           None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:
            10.1 EPCM Services Supply Agreement between Minera San Cristobal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004,
                                    10.2 Form of Change of Control Agreement
                                    10.3 Relocation Advance
            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

            (b)   Reports filed on Form 8-K during the quarter ended September 30, 2004:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date: November 11, 2004	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: November 11, 2004	By:	/s/ Mark A. Lettes
Mark A. Lettes
Senior Vice President and Chief Financial Officer

