Form 10-Q/A
period 2004-09-30
APEX SILVER MINES LTD
filed 2005-01-13
CIK 1011509

Use these links to rapidly review the document
INDEX

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

RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

        The application of Financial Accounting Standards No. 34 ("FAS No. 34") Capitalization of Interest Costs, requires that interest on debt borrowed for the construction of certain qualifying assets be capitalized. Management believes its San Cristobal Project asset is such a qualifying asset and that a portion of the interest related to its outstanding 2.875% Convertible Senior Subordinated Notes due 2024, should be capitalized as required by FAS No. 34. The Company began capitalizing interest based on capital expenditures made related to the San Cristobal Project prospectively from the date the debt was incurred. Management has now concluded that the proper interpretation of FAS No. 34 requires that the interest capitalized should be based on all amounts incurred to acquire and develop the San Cristobal Property. As such the company has restated its financial statements for the quarter and year to date period ended September 30, 2004 to reflect the additional capitalized interest. The effect of additional capitalized interest on previously presented results for the quarter ended March 31, 2004 and the three and six month periods ended June 30, 2004 are included in Note 2(c) of this 10-QA. Changes have been made to Part 1. Financial Information, Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures, to the original 10-Q filed November 13, 2004. All other items remain as filed.

APEX SILVER MINES LIMITED

FORM 10-QA
QUARTER ENDED SEPTEMBER 30, 2004

INDEX

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	Restated (Note 2(b)) September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$261,354,175	$40,098,745
Restricted cash	800,143	800,000
Short term investments	100,702,114	—
Prepaid expenses and other assets	3,341,452	2,194,741

Total current assets	366,197,884	43,093,486
Property, plant and equipment (net)	111,879,657	97,979,316
Long term investments	61,533,642	—
Value added tax recoverable	5,373,061	5,238,648
Deferred financing costs	6,619,960	—
Other non-current assets	187,815	199,542

Total assets	$551,792,019	$146,510,992

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$4,056,839	$1,834,848
Accrued interest payable	260,150	—
Current portion of notes payable	689,958	90,500

Total current liabilities	5,006,947	1,925,348
Notes payable	200,000,000	599,458
Commitments and contingencies (Note 5)	—	—

Total liabilities	205,006,947	2,524,806

Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 47,460,547 and 36,874,640 shares issued and outstanding for respective periods	474,605	368,746
Accumulated other comprehensive income	205,520	—
Additional paid in capital	439,355,586	222,430,086
Accumulated deficit during development stage	(93,250,639)	(78,812,646)

Total shareholders' equity	346,785,072	143,986,186

Total liabilities and shareholders' equity	$551,792,019	$146,510,992

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Restated Note 2(b) For the Period December 22, 1994 (inception) through September 30, 2004
	Restated (Note 2(b)) 2004	2003	Restated (Note 2(b)) 2004	2003
Income and expenses
Interest and other income	$1,596,780	$104,141	$3,115,246	$432,007	$17,384,773
Trading gains—comodities	118,838	505,420	422,799	705,465	639,130
Trading losses—foreign currency	(186,913)	—	(186,913)	—	(186,913)
Exploration	(1,049,969)	(637,855)	(3,640,318)	(2,192,092)	(66,530,435)
Administrative	(6,193,120)	(916,947)	(12,239,553)	(3,627,670)	(46,075,651)
Interest expense and other borrowing costs (net of $749,033 and $1,568,592 interest capitalized for the three and nine month periods of 2004 respectively and none capitalized in 2003 or prior)	(876,962)	—	(1,871,549)	—	(1,871,549)
Amortization and depreciation	(20,166)	(9,596)	(37,705)	(26,544)	(1,168,880)

Loss before minority interest	(6,611,512)	(954,837)	(14,437,993)	(4,708,834)	(97,809,525)
Minority interest in loss of consolidated subsidiary	—	—	—	—	4,558,886

Net loss for the period	$(6,611,512)	$(954,837)	$(14,437,993)	$(4,708,834)	$(93,250,639)

Net loss per Ordinary Share—basic and diluted(1)	$(0.14)	$(0.03)	$(0.31)	$(0.13)	$(3.20)

Weighted average Ordinary Shares outstanding	47,422,586	36,658,117	46,169,444	36,502,367	29,182,404

(1)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,		Restated Note 2(b) For the Period December 22, 1994 (inception) through Sept. 30, 2004
	Restated (Note 2(b)) 2004	2003
Cash flows from operating activities:
Net cash used in operating activities	$(7,385,181)	$(2,249,713)	$(82,686,748)

Cash flows from investing activities:
Restricted cash to collateralize letters of credit	(143)	—	(800,143)
Purchase of investments	(161,845,821)	—	(161,845,821)
Capitalized property, plant and equipment	(12,683,897)	(3,150,654)	(102,247,558)

Net cash used in investing activities	(174,529,861)	(3,150,654)	(264,893,522)

Cash flows from financing activities:
Payments of notes payable	—	—	(1,949,550)
Proceeds from issuance of convertible notes (net of issuance costs of $7,000,000 for 2004 and $0 for 2003)	193,000,000	—	193,000,000
Proceeds from issuance of Ordinary Shares (net of issuance costs of $9,803,000 for 2004 and $0 for 2003)	208,611,848	—	406,922,918
Proceeds from exercise of stock options and warrants	1,558,624	3,174,162	11,244,033
Payment of organizational costs	—	—	(282,956)

Net cash from financing activities	403,170,472	3,174,162	608,934,445

Net increase (decrease) in cash and cash equivalents	221,255,430	(2,226,205)	261,354,175
Cash and cash equivalents—beginning of period	40,098,745	44,145,593	—

Cash and cash equivalents—end of period	$261,354,175	$41,919,388	$261,354,175

Supplemental disclosure:
Interest Paid	$2,859,028	$—
Supplemental disclosure of non-cash transactions:
Capitalization of depreciation expense related to San Cristobal Project	$277,912	$346,744
Stock issued as compensation to employees (net of expired shares)	$474,320	$290,561
Stock issued for payment of notes payable	$—	$164,000
Stock issued as compensation to consultants	$465,115	$1,986,293
Warrants issued as compensation to consultants	$—	$761,600

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

1.     Basis of Preparation of Financial Statements

        These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, so long as such omissions do not render the financial statements misleading. Certain prior period amounts have been reclassified to conform to the current period presentation.

        In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2003 Annual Report on Form 10-K.

2.     Significant Accounting Policies

  a)    Adoption of FAS No. 123

        During the third quarter 2004 the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 ("FAS No. 123"), Accounting for Stock-Based Compensation, as amended by FAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure, effective as of the beginning of the year. The Company used the "modified prospective method" of transition, as defined in FAS No. 123, where employee stock-based compensation cost was recognized from January 1, 2004 as if the fair value based accounting method in FAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result compensation costs of $4.8 million and $6.4 million were recognized for the three and nine month periods ended September 30, 2004 respectively including amounts capitalized of $0.4 million and $0.9 million for the respective periods. The charge for the three and nine month periods ended September 30, 2004 includes a charge of approximately $3.9 million relating to the modifications of stock awards previously granted to a retiring director and the retiring Company chairman (see Note 7).

        The adoption of FAS No. 123 requires the Company to restate previously presented results for March 31 and June 30, 2004. The restatements had no effect on cash flows for either period. The effect of the adoption of FAS No. 123 on results previously reported for the March 2004 quarter, June 2004 quarter and June 2004 six month period are summarized in the tables in Footnote 2c.

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

	The Quarter Ended March 31, 2004	The Quarter Ended June 30, 2004	Six Months Ended June 30, 2004	The Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Net loss as restated (Note 2(b))	$(4,660,969)	$(3,165,512)	$(7,826,481)	$(6,611,512)	$(14,437,993)
Add back: stock based compensation recognized in net loss, net of tax effect	529,992	618,854	1,148,846	4,397,893	5,546,739
Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(529,992)	(618,854)	(1,148,846)	(4,397,893)	(5,546,739)

Proforma net loss	$(4,660,969)	$(3,165,512)	$(7,826,481)	$(6,611,512)	$(14,437,993)

Net loss per ordinary share basic and diluted:
As restated (Note 2(b))	$(0.11)	$(0.07)	$(0.17)	$(0.14)	$(0.31)

Proforma	$(0.11)	$(0.07)	$(0.17)	$(0.14)	$(0.31)

        Refer to Note 7. for details of modifications to compensation award plans triggering compensation expense recognized in the September 30, 2004 quarter.

	The Quarter Ended March 31, 2003	The Quarter Ended June 30, 2003	Six Months Ended June 30, 2003	The Quarter Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss as reported	$(1,693,285)	$(2,060,712)	$(3,753,997)	$(954,837)	$(4,708,834)
Add back: stock based compensation recognized in net loss reported, net of tax effect	—	—	—	—	—
Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(440,890)	(449,863)	(890,753)	(449,863)	(1,340,616)

Proforma net loss	$(2,134,175)	$(2,510,575)	$(4,644,750)	$(1,404,700)	$(6,049,450)

Net loss per ordinary share basic and diluted:
As reported	$(0.05)	$(0.06)	$(0.10)	$(0.03)	$(0.13)

Proforma	$(0.06)	$(0.07)	$(0.13)	$(0.04)	$(0.17)

  b)    Correction of Error Regarding Capitalized Interest

        The application of Financial Accounting Standards No. 34 ("FAS No. 34") Capitalization of Interest Costs, requires that interest on debt borrowed for the construction of certain qualifying assets be capitalized. Management believes its San Cristobal Project asset is such a qualifying asset and that a portion of the interest related to its outstanding 2.875% Convertible Senior Subordinated Notes due 2024, should be capitalized as required by FAS No. 34. The Company began capitalizing interest based on capital expenditures made related to the San Cristobal Project prospectively from the date the debt was incurred. Management has now concluded that the proper interpretation of FAS No. 34 requires that the interest capitalized should be based on all amounts incurred to acquire and develop the San Cristobal Property. As such the company has restated its financial statements for the quarter and year to date period ended September 30, 2004 to reflect the additional capitalized interest. The effect of additional capitalized interest on previously presented results for the quarter ended March 31, 2004 and the three and six month periods ended June 30, 2004 are included in Note 2(c).

  c)    Effect of adjustments and restatements

        The effect of the adoption of FAS No. 123 and the restatement of capitalized interest on results previously reported for the March 2004 quarter, June 2004 quarter and June 2004 six month period are summarized in the following tables:

	For the Quarter Ended March 31, 2004
	As Reported	Adjustments Related to the Adoption of FAS 123	Restatement Related to Capitalized Interest	Restated
Income and expenses
Interest and other income	$494,383	$—	$—	$494,383
Trading gains—comodities	(627,524)	—	—	(627,524)
Exploration	(1,143,620)	(32,626)	—	(1,176,246)
Administrative	(2,761,949)	(497,366)	—	(3,259,315)
Interest expense and other borrowing costs	(198,795)	—	114,341	(84,454)
Amortization and depreciation	(7,813)	—	—	(7,813)

Net loss	(4,245,318)	(529,992)	114,341	(4,660,969)
Net loss per Ordinary Share—basic and diluted	$(0.10)	$(0.01)	$0.00	$(0.11)

Weighted average Ordinary Shares outstanding	43,879,777	43,879,777	43,879,777	43,879,777

Assets
Current assets	$393,131,859	$—	$—	$393,131,859

Property, plant and equipment	$99,610,138	$220,156	$114,341	$99,944,635

Total assets	$502,925,397	$220,156	$114,341	$503,259,894

Liabilities and Shareholders' Equity
Total liabilities	$153,487,671	$—	$—	$153,487,671

Additional paid in capital	$432,022,065	$750,148	$—	$432,772,213

Accumulated deficit	$(83,057,964)	$(529,992)	$114,341	$(83,473,615)

Total shareholders' equity	$349,437,726	$220,156	$114,341	$349,772,223

Total liabilities and shareholders' equity	$502,925,397	$220,156	$114,341	$503,259,894

	For the Quarter Ended June 30, 2004
	As Reported	Adjustments Related to the Adoption of FAS 123	Restatement Related to Capitalized Interest	Restated
Income and expenses
Interest and other income	$1,024,083	$—	$—	$1,024,083
Trading gains—comodities	931,485	—	—	931,485
Exploration	(1,385,503)	(28,600)	—	(1,414,103)
Administrative	(2,196,863)	(590,255)	—	(2,787,118)
Interest expense and other borrowing costs	(1,615,351)	—	705,218	(910,133)
Amortization and depreciation	(9,726)	—	—	(9,726)

Net loss	(3,251,875)	(618,855)	705,218	(3,165,512)
Net loss per Ordinary Share—basic and diluted	$(0.07)	$(0.01)	$0.01	$(0.07)

Weighted average Ordinary Shares outstanding	47,397,387	47,397,387	47,397,387	47,397,387

	For the Six Month Period Ended June 30, 2004
	As Reported	Adjustments Related to the Adoption of FAS 123	Restatement Related to Capitalized Interest		Restated
Income and expenses
Interest and other income	$1,518,466	$—	$—		$1,518,466
Trading gains—comodities	303,961	—	—		303,961
Exploration	(2,529,123)	(61,226)	—		(2,590,349)
Administrative	(4,958,812)	(1,087,621)	—		(6,046,433)
Interest expense and other borrowing costs	(1,814,146)	—	819,559	(1)	(994,587)
Amortization and depreciation	(17,539)	—	—		(17,539)

Net loss	(7,497,193)	(1,148,847)	819,559		(7,826,481)
Net loss per Ordinary Share—basic and diluted	$(0.16)	$(0.03)	$0.02		$(0.17)

Weighted average Ordinary Shares outstanding	45,499,606	45,499,606	45,499,606		45,499,606

Assets
Current assets	$380,426,352	$—	$—		$380,426,352

Property, plant and equipment	$102,768,719	$483,677	$819,559	(2)	$104,071,955

Total assets	$551,785,567	$483,677	$819,559		$553,088,803

Liabilities and Shareholder's Equity
Total liabilities	$204,839,673	$—	$—		$204,839,673

Additional paid in capital	$432,521,594	$1,632,524	$—		$434,154,118

Accumulated deficit	$(86,309,839)	$(1,148,847)	$819,559		$(86,639,127)

Total shareholder's equity	$346,945,894	$483,677	$819,559		$348,249,130

Total liabilities and shreholder's equity	$551,785,567	$483,677	$819,559		$553,088,803

        The effect of the restatement of capitalized interest on results previously reported for the quarter and nine month period ended September 30, 2004 are summarized in the following tables:

	For the Quarter Ended September 30, 2004
	As Reported	Restatement Related to Capitalized Interest	Restated
Income and expenses
Interest and other income	$1,596,780	$—	$1,596,780
Trading gains—comodities	118,838	—	118,838
Trading loss—foreign currency	(186,913)	—	(186,913)
Exploration	(1,049,969)	—	(1,049,969)
Administrative	(6,193,120)	—	(6,193,120)
Interest expense and other borrowing costs	(1,539,295)	662,333	(876,962)
Amortization and depreciation	(20,166)	—	(20,166)

Net loss	(7,273,845)	662,333	(6,611,512)
Net loss per Ordinary Share—basic and diluted	$(0.15)	$0.01	$(0.14)

Weighted average Ordinary Shares outstanding	47,422,586	47,422,586	47,422,586

	For the Nine Month Period Ended September 30, 2004
	As Reported	Restatement Related to Capitalized Interest		Restated
Income and expenses
Interest and other income	$3,115,246	$—		$3,115,246
Trading gains—comodities	422,799	—		422,799
Trading loss—foreign currency	(186,913)	—		(186,913)
Exploration	(3,640,318)	—		(3,640,318)
Administrative	(12,239,553)	—		(12,239,553)
Interest expense and other borrowing costs	(3,353,441)	1,481,892	(1)	(1,871,549)
Amortization and depreciation	(37,705)	—		(37,705)

Net loss	(15,919,885)	1,481,892		(14,437,993)
Net loss per Ordinary Share—basic and diluted	$(0.34)	$0.03		$(0.31)

Weighted average Ordinary Shares outstanding	46,169,444	46,169,444		46,169,444

Assets
Current assets	$366,197,884	$—		$366,197,884

Property, plant and equipment	$110,397,765	$1,481,892	(2)	$111,879,657

Total assets	$550,310,127	$1,481,892		$551,792,019

Liabilities and Shareholders' Equity
Total liabilities	$205,006,947	$—		$205,006,947

Additional paid in capital	$439,355,586	$—		$439,355,586

Accumulated deficit	$(94,732,531)	$1,481,892		$(93,250,639)

Total shareholder's equity	$345,303,180	$1,481,892		$346,785,072

Total liabilities and shareholders' equity	$550,310,127	$1,481,892		$551,792,019

(1)
The interest expense reported in the Consolidated Statement of Operations for the period December 22, 1994 (inception) through March 31, 2004, June 30, 2004 and September 30, 2004 has also decreased by the above amounts from amounts previously reported.

(2)
Capitalized property, plant and equipment reported in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2004, the quarter and six months ended June 30, 2004, the quarter and nine months ended September 30, 2004 and for the period December 22, 1994 (inception) through March 31, 2004, June 30, 2004 and September 30, 2004 has increased by the above amounts from the amounts previously reported and in addition net cash used in operating activities decreased by the above amounts from the amounts previously reported.

  d)    Recently Issued Accounting Policies

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

        On October 13, 2004, the Financial Accounting Standards Board ("FASB") decided to defer the effective date of its proposed standard, "Share-Based Payment", from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to stock options and other awards granted, modified or settled in cash on or after July 1, 2005. The proposed statement would amend FASB Statement No. 123, "Accounting for Stock-Based Compensation", and would likely be known as FASB Statement No. 123R, "Share-Based Payment (Revised 2004)". As the Company has adopted FASB Statement 123, it does not anticipate that the new standard will have a material impact on its results of operations or financial position.

        In September 2004 FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of the EITF 03-1, "The Meaning of Other Than Temporary Impairment," delaying the effective date for the recognition and measurement guidance of EITF 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The final FSP is expected to be issued in December 2004. The Company does not anticipate that the new standard will have a material impact on its results of operations or financial position.

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

4.     Property, Plant and Equipment

        The components of property, plant and equipment were as follows:

	Restated (Note 2(b)) September 30, 2004	December 31, 2003
Mineral properties	$107,511,750	$95,041,160
Buildings	1,408,242	1,408,242
Mining equipment and machinery	3,844,216	2,971,288
Aircraft	815,483	—
Other furniture and equipment	902,209	845,252

	114,481,900	100,265,942
Less: Accumulated depreciation	(2,602,243)	(2,286,626)

	$111,879,657	$97,979,316

        The September 30, 2004 and 2003 mineral property balances contains $1,568,592 and $0 of capitalized interest for the respective periods.

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

7.     Stock Option Plans

        The Company has established a new plan to issue up to two million share options and other awards to be valued by reference to the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the new plan, collectively with the Company's previous plan, the "Plan"). Options granted and other awards under the Plan are non-assignable. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

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

        A summary of the Company's stock options at September 30, 2004, and December 31, 2003 and changes during the periods is presented in the following table:

	Nine Months Ended 2004		Year Ended 2003
Options	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	2,119,426	$12.75	1,963,891	$11.01
Granted during period	216,309	$17.96	592,005	$16.69
Forfeited or expired during period	—	$—	(86,750)	$11.08
Exercised during period	(108,450)	$11.23	(349,720)	$9.84

Outstanding at end of period	2,227,285	$12.75	2,119,426	$12.75

Exercisable at end of period	1,154,925		1,097,081
Weighted average fair value of options outstanding		$5.54		$3.37
Weighted average remaining contractual life	7.2 years		7.8 years

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

        Volatility is based on the historical volatility of the Company's stock over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The risk-free interest rate used is based on U.S Treasury bills with similar lives as the options.

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

        On September 30, 2004, the Company amended the Director Plan to extend the expiration date of options granted pursuant to the Director Plan from one year after the director ceases to serve as a director of the Company to three years after such date, unless the Board elects otherwise, provided that the term of the options may in no event exceed ten years after the date of the grant. The effect of the modification to the Director plan for the September 30, 2004 quarter was a non-cash charge of $45,859.

        In addition, in relation to the retiring Company chairman, on September 30, 2004 the stock awards and stock options previously granted to the chairman were modified as follows: (i) share awards and share option agreements were modified to permit unvested restricted stock and options to vest in accordance with their original terms, rather than terminating upon termination of employment and; (ii) vested stock options previously granted will expire in accordance with their original terms, rather than terminating within 180 days following termination of employment. The effect of the modifications to the retiring Company chairman's awards for the September 30, 2004 quarter was a non-cash charge of $3,829,824.

8.     Shareholders' Equity

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

        At September 30, 2004 the Company has debt securities included in short and long term investments with maturity dates as follows:

One year or less	One to Two years	Two to Five years	Total
$96,991,771	$55,984,867	$5,548,775	$158,525,413

        The debt securities have interest yields ranging from 1.51% to 7.75% with a weighted average yield of 2.31%.

        The Company's investments are comprised of the following:

	Sept. 30, 2004	December 31, 2003
Current investments
Equity securities	$3,710,343	$—
Debt securities	96,991,771	—

Total current investments	$100,702,114	$—

Long term investments
Debt securities	$61,533,642	$—

Total long term investments	$61,533,642	$—

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

        On November 8, 2004, the Company's Bolivian affiliate Minera San Cristobal, S. A. and Aker Kvaerner Metals Inc. signed an Engineering, Procurement and Construction Management Agreement ("EPCM Agreement"), which sets out terms for the development of the San Cristobal project. Under the EPCM Agreement, Aker Kvaerner will provide on-going engineering, procurement of equipment and construction management services. The EPCM Agreement also provides special bonus provisions and incentive payments for safe, timely and technically sound completion of pre-specified tasks as the project progresses towards and when it reaches completion. Under the terms of the EPCM Agreement, Minera San Cristobal has the right to suspend the work at any time.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited ("Apex Limited" or "we") for the three month and nine month periods ended September 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Restatement of Prior Financial Statements

        The Company has restated its financial statements for the three and nine months ended September 30, 2004. The restatement resulted from capitalization of interest based on prospective expenditures on the San Cristobal property rather that all expenditures incurred to acquire and develop the property. These adjustments reduced the Company's previously reported loss for the three and nine months ended September 30, 2004 by $0.7 million or $0.01 per share and $1.5 million or $0.03 per share respectively. The following discussion reflects those adjustments. For further discussion refer to Note 2(b) of the financial statements.

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

        During the third quarter 2004 the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 ("FAS No. 123"), Accounting for Stock-Based Compensation, as amended by FAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure, effective as of the beginning of the year. The Company used the "modified prospective method" of transition, as defined in FAS No. 123, where employee stock-based compensation cost was recognized from January 1, 2004 as if the fair value based accounting method in FAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result compensation costs of $4.8 million and $6.4 million were recognized for the three and nine month periods ended September 30, 2004 respectively including amounts capitalized of $0.4 million and $0.9 million for the respective periods. The charge for the three and nine month period ended September 30, 2004 includes a charge of approximately $3.9 million relating to the modification of stock awards previously granted to a retiring director and the retiring Company Chairman.

        For the fourth quarter of the year we expect to spend approximately $20 million on San Cristobal engineering and infrastructure development, project financing efforts, exploration and general corporate costs.

Results of Operations—Three Months Ended September 30, 2004

        Interest and other income.    Interest and other income was $1.6 million for the third quarter of 2004 compared to $0.1 million recorded during the third quarter of 2003. The 2004 increase is primarily the result of interest earned on increased cash, cash equivalents and investments resulting from the issuance of equity and convertible notes during the year.

        Trading gains—commodities.    During the third quarter of 2004, we recorded a mark to market gain related to our metals trading program of $0.1 million compared to a $0.5 million mark to market gain for the same period in 2003. The mark to market gain for the third quarter of 2004 resulted from decreasing metals prices during the third quarter of 2004 as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"). Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Trading losses—foreign currency.    During the third quarter of 2004, the Company incurred a mark-to-market loss of $0.2 million on a foreign exchange transaction related to the long lead advance order of certain capital equipment in which the purchase price is denominated in Euros in accordance with FAS No. 133. The Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.

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

        Interest Expense.    Interest expense was $0.9 million, net of approximately $0.7 million capitalized, for the third quarter of 2004, and no interest expense was recorded for the same period of 2003. The 2004 interest expense is entirely related to the 2.875% Convertible Senior Subordinated Notes issued 2004.

Results of Operations—Nine Months Ended September 30, 2004

        Interest and other income.    Interest and other income was $3.1 million for the first nine months of 2004 compared to $0.4 million recorded during the first nine months of 2003. The 2004 increase is primarily the result of interest earned on increased cash, cash equivalents and investments resulting from the issuance of equity and convertible notes during the year.

        Trading gains—commodities.    During the first nine months of 2004, we recorded a mark to market gain related to our metals trading program of $0.4 million compared to a $0.7 million mark to market gain for the same period in 2003. The mark to market gain for the first nine months of 2004 resulted from decreasing metals prices during the first nine months of 2004 as compared to the same period of 2003. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with FAS No. 133. Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Trading losses—foreign currency.    During the first nine months of 2004, the Company incurred a mark-to-market loss of $0.2 million on a foreign exchange transaction related to the long lead advance order of certain capital equipment in which the purchase price is denominated in Euros in accordance with FAS No. 123. The Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.

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

        Interest Expense.    Interest expense was $1.9 million, net of approximately $1.6 million capitalized, for the first nine months of 2004, and no interest expense was recorded for the same period of 2003. The 2004 interest expense is entirely related to the convertible notes issued during 2004.

Liquidity and Capital Resources

        As of September 30, 2004, we had cash and cash equivalents of $261.4 million, compared to $40.1 million at December 31, 2003. The increase in cash is the result of net proceeds of $208.6 million received from the sale of Ordinary Shares, net proceeds of $193.0 million from the issuance of convertible notes and $1.6 million recorded from the exercise of stock options by employees and a director. The increase was partially offset by $12.7 million invested in property, plant and equipment related to the development of the San Cristobal Project and $7.4 million used to fund operations, property holding costs and administrative costs, net of interest and other income. In addition we have invested $3.3 million in short term investments and $158.5 million in debt securities with maturity dates greater than three months. An additional $0.8 million of cash has been restricted to collateralize outstanding letters of credit.

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

        On October 13, 2004, the Financial Accounting Standards Board ("FASB") decided to defer the effective date of its proposed standard, "Share-Based Payment", from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to stock options and other awards granted, modified or settled in cash on or after July 1, 2005. The proposed statement would amend FASB Statement No. 123, "Accounting for Stock-Based Compensation", and

would likely be known as FASB Statement No. 123R, "Share-Based Payment (Revised 2004)". As the Company has adopted FASB Statement 123, it does not anticipate that the new standard will have a material impact on its results of operations or financial position.

        In September 2004 FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of the EITF 03-1, "The Meaning of Other Than Temporary Impairment," delaying the effective date for the recognition and measurement guidance of EITF 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The final FSP is expected to be issued in December 2004. The Company does not anticipate that the new standard will have a material impact on its results of operations or financial position.

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

        To complete the project financing for San Cristobal, we expect to be required to hedge a portion of our planned production. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. See "Item 2, Results of Operations." During the quarter, the Company incurred a mark-to-market loss of approximately $0.2 million on a foreign exchange transaction, the purpose of which is to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro, related to the long lead advance order of certain capital equipment for the project.

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

        During the quarter and nine month period ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. However, the Company's management was advised by its registered independent public auditor that, during the course of their review of the Company's financial statements for the quarter ended September 30, 2004, they have noted a material weakness in internal controls related to the financial reporting process with respect to the Company's ability to properly apply generally accepted accounting principles to non-routine transactions or to transactions subject to new or complex accounting pronouncements, as the result of a lack of adequate staffing in the Company's accounting department. The Company has evaluated this deficiency and concluded that this situation constitutes a material weakness. The Company's restatement of its financial statements in this filing, related to FAS No. 34 and the capitalization of interest, although identified after the original determination of a material weakness, is considered a result of that originally identified material weakness.

        The Company has retained the public accounting firm currently assisting in the Company's Section 404 compliance effort to assist the Company in preparing its financial statements and to provide technical expertise in the proper application of generally accepted accounting principles to various transactions and other financial statement matters. The Company is continuing to evaluate the hiring of additional personnel for its accounting department, including personnel with technical expertise in the application of generally accepted accounting principles to non-routine and complex transactions. The Company has not yet been able to test and assess the effectiveness of these mitigating steps and additional testing may reveal additional weaknesses in the design and effectiveness related to the financial reporting process with respect to the Company's ability to properly apply generally accepted accounting principles to non-routine transactions or to transactions subject to new or complex accounting pronouncements. In the event that the reported material weakness is not effectively remediated or additional weaknesses are revealed, it is reasonably possible that management may conclude that the Company's controls are ineffective and an adverse opinion or disclaimer of opinion on our internal controls as of December 31, 2004 may be issued by our independent registered public accounting firm.

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

        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1	EPCM Services Supply Agreement between Minera San Cristobal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004*
10.2	Form of Change of Control Agreement*
10.3	Relocation Advance*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

*
Previously filed.
(b)
Reports filed on Form 8-K during the quarter ended September 30, 2004:

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED
Date: January 12, 2005	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer
Date: January 12, 2005	By:	/s/ MARK A. LETTES Mark A. Lettes Senior Vice President and Chief Financial Officer