Form 10-K
period 2004-12-31
APEX SILVER MINES LTD
filed 2005-03-16
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004, was approximately $376.5 million, based on the closing price of the Ordinary Shares on the American Stock Exchange of $17.05 per share. The number of Ordinary Shares outstanding as of March 10, 2005 was 47,679,797.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding San Cristóbal development and construction plans, costs, grades, production and recovery rates, permitting, infrastructure arrangements, Bolivian political and economic conditions, financing needs, the availability of financing on acceptable terms, the timing of construction at San Cristóbal, and the markets for silver, zinc and lead.

        The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. We cannot assure you, however, that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

  •
  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

  •
  political and economic instability in Bolivia and other countries in which we conduct business;

  •
  volatility in market prices for silver, zinc and lead;

  •
  financial market conditions, and the availability of financing on terms acceptable to Apex Silver;

  •
  uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of production and cost estimates in early stages of mine development;

  •
  variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

  •
  geological, technical, permitting, mining and processing problems;

  •
  the availability, terms, conditions and timing of required government permits and approvals;

  •
  uncertainties regarding future changes in applicable law or implementation of existing law, including Bolivian laws related to tax, mining, environmental matters and exploration;

  •
  the availability, terms and timing of arrangements for smelting and variations in smelting operations and capacity;

  •
  the availability of experienced employees; and

  •
  the factors discussed under "Risk Factors."

        Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to Apex Silver and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-K.

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

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

        Apex Silver Mines Limited, incorporated under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver properties in South America and Mexico. We have a large diversified portfolio of privately owned and controlled silver exploration properties. We have rights to or control over 100 silver and other mineral exploration holdings, divided into approximately 50 property groups, located in or near the traditional silver producing regions of Bolivia, Mexico and Peru.

        Our exploration efforts have produced our first development property, our 100% owned San Cristóbal Project located in southern Bolivia. San Cristóbal's proven and probable reserves, based on $5.37 per ounce silver, $0.40 per pound zinc and $0.28 per pound lead, total approximately 219 million tonnes of ore grading 64.69 grams per tonne silver, 1.60% zinc and 0.59% lead, containing approximately 456 million ounces of silver, 7.7 billion pounds of zinc and 2.8 billion pounds of lead. The prices used represent the three year average price for each of the metals as per guidelines established by the Securities and Exchange Commission. None of our properties is in production, and consequently we have no operating income or cash flow.

        As used herein, Apex Silver, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

        All currency references are to United States dollars, unless otherwise indicated.

AVAILABLE INFORMATION

        We make available, free of charge through our Internet web site at http://www.apexsilver.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

BUSINESS STRATEGY

        Apex Silver is one of a limited number of mining companies which focuses on silver exploration, development and production. Our strategy is to capitalize on the San Cristóbal Project and our sizeable portfolio of silver exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

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

        The principal elements of our business strategy are to:

  •
  secure financing for and proceed to develop the San Cristóbal Project into a large scale open pit mining operation;

  •
  continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and divesting those properties that are not of continuing interest; and

  •
  identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver or have exploration potential.

SAN CRISTOBAL PROJECT

        Our 100% owned San Cristóbal Project is located in the San Cristóbal mining district of the Potosi Department in southern Bolivia, a region that historically has produced a significant portion of the world's silver supply. San Cristóbal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the city of La Paz, which is the seat of government where executive and legislative powers reside. The project is accessible by a gravel road from the town of Uyuni, approximately 100 kilometers to the northeast and from the Chilean border town of Ollagüe, approximately 135 kilometers to the west. A railroad begins at the Chilean port of Antofagasta, approximately 460 kilometers southwest of San Cristóbal, and continues north to La Paz, passing 50 kilometers to the north of San Cristóbal. A spur is being built to connect the mine to the railroad for shipment of concentrates and receipt of imported supplies. The map below shows the location of the San Cristóbal project.

La Paz
Viacha
Villa Tunari
PERU
Patacamaya
Cochabamba
Charana
Tacna
Mizque
Oruro
Aiquille
Arica
BOLIVIA
Challapata
Sucre
Potosi
CHILE
Salar de Uyuni
Iquique
Pozo Almonte
Uyuni
Collahuasi
Punta Patache
Victoria
Pacific Ocean
SAN CRISTOBAL
El Abra
Tocopilla
Villazon
Calama
ARGENTINA
Mejillones
N
Paved Road
Gravel Road
Railroad
Antofagasta
100 km

        Silver was discovered in what is now the San Cristóbal district in the early seventeenth century, and mining has occurred intermittently in the area ever since. Although no records from the Spanish colonial era mines have survived, and few records exist with respect to production in the district during the nineteenth and twentieth centuries, we estimate that the district has produced millions of ounces of silver.

        Other than sporadic underground mining in the area of the planned San Cristóbal pit over the previous 350 years, only one portion of the San Cristóbal project, the Toldos deposit, has been mined. The Toldos mine was operated by Empresa Minera Yana Mallcu S.A. as a block-caving underground operation between 1985 and 1988, and as an open-pit mine and silver heap leach between 1989 and 1995. The Toldos mine was shut down in 1995 and at present there is no significant mining or processing plant or equipment on the San Cristóbal property.

        Beginning in 1993, our founders established certain companies to acquire and develop silver exploration properties throughout the world. Our predecessor companies acquired the concessions comprising the San Cristóbal Project from Bolivian companies and individuals in a series of transactions from 1994 through 1997. In 1996, our predecessors began exploring the San Cristóbal Project and discovered a significant silver, zinc and lead deposit with the potential to be developed as a large scale, open pit mine. Apex Silver Mines Limited was formed in March 1996 and acquired the San Cristóbal Project and other exploration properties in a series of transactions in 1996 and 1997. We completed the initial San Cristóbal feasibility study, conducted by Kvaerner Metals, Davy Nonferrous Division, in 1997. In December 1997, we completed our initial public offering.

        The San Cristóbal property is comprised of certain mining concessions which are part of a large block of concessions covering approximately 471,000 acres which we own or control. In addition, we have acquired rights to approximately 17,000 acres for transportation and power lines. Under these mining concessions, we have the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government totaling approximately $360,000. We are not required to pay any royalties in respect of production from the San Cristóbal property.

        In July 1999, we completed a detailed feasibility study on San Cristóbal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. We subsequently selected Aker Kvaerner as the primary contractor at the project and they commenced detailed engineering. In September 2000, we completed a metallurgical update to the feasibility study which noted an improvement in the economics of the San Cristóbal Project as a result of certain positive metallurgical and operational factors.

        In April 2001, due primarily to weak silver prices, we suspended detailed engineering for San Cristóbal and significantly curtailed expenditures on the project. This interruption continued for a period of nearly three years. During this period, we advanced the project primarily by continuing the evaluation and negotiation of infrastructure arrangements, including the selection of a port from which to ship the concentrates to smelters, arrangements for the transportation of concentrates from San Cristóbal to the port and the provision of power to San Cristóbal.

        In 2004, based on improving silver and zinc prices, we retained Aker Kvaerner to complete an updated estimate of San Cristóbal capital and operating costs and an estimated project schedule. They completed this update during the third quarter of 2004 and in November 2004, we entered into an Engineering, Procurement and Construction Management ("EPCM") Agreement with Aker Kvaerner. Under the EPCM Agreement, Aker Kvaerner has agreed to complete detailed engineering, procure the necessary equipment and manage and oversee the construction and installation of the facilities at the San Cristóbal project.

        The 2004 updated cost estimate prepared by Aker Kvaerner provided the basis for an updated development plan. We completed the development plan, a detailed plan for the development and construction of the San Cristóbal Project in November 2004. The development plan contemplates that we will mine the deposit from an open pit mine at the rate of approximately 40,000 tonnes of ore per day and process the ore by conventional flotation methods. The mine is expected to have an average life-of-mine strip ratio, or ratio of waste material which must be removed for each tonne of ore recovered, of 1.52:1. We will transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant with a design capacity of 40,000 tonnes per day. The ore will be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate zinc-silver and lead-silver concentrates and lesser amounts of bulk lead-silver concentrates. Filtered concentrates will be transported by rail to the port in Mejillones, Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe. The updated development plan projects a 16-year life. Our board of directors voted unanimously in December 2004 to approve development of the San Cristóbal project.

        In connection with the completed development plan, we prepared an updated evaluation of capital cost for the San Cristóbal Project in October 2004. The capital cost estimate is approximately $560 million, $65 million or 13% more than estimated in the 2000 updated feasibility study. The increase in the estimated capital cost was due to changes in the infrastructure scope (including the decision to haul concentrates by rail rather than by truck), higher energy and raw material costs and other normal cost escalations. The capital cost estimate includes pre-stripping, engineering, procurement, construction, and freight necessary to commence production, as well as appropriate taxes, duties and levies under Bolivian law. The estimate excludes approximately $27 million of working capital, $22 million expected to be advanced to the company constructing the power line, $6 million expected to be advanced to the company constructing the port facilities, and $20 million for escalation from the original constant dollar estimate. Advances for the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. The estimate also excludes approximately $12 million in capital costs related to production enhancements added subsequent to the October 2004 estimate. Total project funding from January 1, 2004 going forward, including the additional amounts described above, is approximately $650 million. Of this amount, approximately $26 million in capital costs was spent at the San Cristóbal project during 2004. In years prior to 2004, we have spent a total of approximately $98 million in project capital at San Cristóbal.

        San Cristóbal is expected to produce approximately 600,000 tonnes of concentate per year. Based on prices at $5.75 per ounce silver, $1,100 per tonne zinc and $660 per tonne lead, San Cristóbal is expected to have average annual payable production of approximately 17 million ounces of silver at an average cash operating cost over the 16-year mine life of $1.95 per ounce. This figure includes by-product credits related to the corresponding average annual production of approximately 64,000 tonnes of payable lead. The project is also expected to have average annual payable production of approximately 165,000 tonnes of zinc at an average cash operating cost of approximately $0.18 per pound. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." Cash operating cost is a non-GAAP financial measure. Our estimated operating costs include estimated mining, milling and mine-related overhead costs, and exclude taxes, depreciation and amortization. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period divided by the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period with the result further reduced by estimated lead byproduct credits for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the estimated number of pounds of zinc to be produced during the period reduced by the pounds required to cover estimated refining, treatment and transportation charges for the period. We have included estimated average cash operating cost information to provide investors with information about the cash generating capabilities of our San Cristóbal project. This information will differ from measures of performance determined in accordance with generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

        Significant progress has been made in securing a stable power source for the project. The Bolivian government has extended the power grid to the town of Punutuma, approximately 180 kilometers northeast of San Cristóbal. We have entered into an agreement with a Bolivian company to extend the power line from Punutuma to San Cristóbal. The construction of this line is expected to be completed by mid-2006. Until the power line is completed, power for construction at the San Cristóbal Project will continue to be obtained from on-site generators.

        We have begun construction during the first quarter of 2005 and expect to spend approximately $250 million in 2005 on equipment procurement, plant construction, infrastructure development, engineering and other costs related to our San Cristóbal Project during 2005. Aker Kvaerner should complete engineering and procurement during 2005 and major equipment components are expected to begin to arrive during the fourth quarter of 2005. In addition, we expect that certain infrastructure projects, including roads connecting the project with the Chilean border and with the town of Uyuni, will be completed in 2005. We anticipate that construction of certain mine surface facilities, well field development and prestripping at the mine area will commence during 2005.

        During 2006, we expect the remaining concrete for the plant to be poured, with construction nearly complete by the end of 2006. We also anticipate that prestripping of the mine will continue throughout 2006 and will be nearly complete by the end of 2006. The power line to San Cristóbal should also be completed and commissioned during 2006. We anticipate production at the mine commencing in late 2007.

        In January 2005, we entered into an Open Pit Contract Mining Services Agreement with Washington Group Bolivia S.R.L. under which Washington Group agreed to provide contract mining services for project. These services will include construction and maintenance of site access and haul roads, open pit preproduction stripping, mining of ore and waste, construction and management of waste dumps and ore stockpiles, and various other contract mining services.

        During 2005, we expect to complete engineering and finalize our arrangements for the use of the port in Mejillones, Chile to store, load and export concentrates and for the rail transportation of concentrates from San Cristóbal. In 2003, we entered into a contract for the long-term use of the port in Mejillones. The contract is subject to typical conditions precedent, including obtaining necessary approvals from Chilean authorities and the closing of debt financing for the project. Many of these conditions precedent, including the receipt of the necessary permits from Chilean authorities, have been completed and we expect the remaining conditions to be met in 2005. Also in 2003, we entered into a letter of intent for the truck and rail transport of concentrates from San Cristóbal to the port in Mejillones. During 2004, however, we determined that the most efficient means of transporting concentrates from San Cristóbal will be primarily by rail, rather than the combination of truck and rail as contemplated by the letter of intent. We are currently negotiating the terms of a contract for the transport of concentrates solely by rail. We expect to have the contract completed during the second quarter of 2005.

        We have secured the necessary permits for the construction of the San Cristobal Project. Prior to production, additional permits must be obtained for certain ancillary activities at the site, such as the storage of explosives and fuel. We or one of our contractors have also secured the necessary permits for certain infrastructure items, including the construction of the roads connecting the plant with the Chilean border and with the town of Uyuni and the permit for the receipt, storage and shiploading of concentrates at the port in Mejillones. We expect that the remaining infrastructure permits, including the permit for the construction of the rail spur to the site, the permit from Chile for rail transport of the concentrate and the permit for the construction of the power line from the town of Punutuma, will be obtained prior to the end of 2005.

        The San Cristóbal Project will produce zinc, silver, and lead contained in three separate sulfide flotation concentrates: zinc concentrate, lead concentrate and a bulk/low grade lead concentrate. The concentrates will be transported by rail to Mejillones, where the concentrates will be shipped by bulk carrier to smelters around the world. We have signed non-binding letters of intent with several smelters in Europe, North and South America, and Asia and are in the process of developing long-term contracts with those smelters for the purchase of the San Cristóbal zinc, lead and bulk concentrates. We expect that many of these contracts will be completed by mid-2005.

Geology

        The San Cristóbal Project occupies the central portion of a depression associated with volcanism of Miocene age. The four kilometer diameter depression is filled with fine to coarse grained volcaniclastic sedimentary rocks (including shale, conglomerate, sandstone, landslide debris and talus). During the late Miocene Period, after sedimentation had nearly filled the depression, a series of dacite and andesite porphyry sills and domes intruded the volcaniclastic rocks. Disseminated and stockwork silver-lead-zinc mineralization formed locally both within the volcaniclastic sediments and in the intrusions themselves. The disseminated mineralization was not mined in the past except at the nearby Toldos mine. Historic production on the San Cristóbal property was from veins.

        The two largest areas of mineralization, the Jayula and Tesorera deposits, initially were drilled separately. Our additional drilling in 1998, which more than doubled proven and probable reserves, merged the Jayula and Tesorera deposits into one large deposit, now called the San Cristóbal orebody.

        Mineralization at the Jayula portion of the San Cristóbal orebody is dominated by stockwork consisting of iron oxides, clays, galena, barite, sphalerite, pyrite, tetrahedrite and acanthite. The veins of the stockwork are most abundant in the dacite sill, near its contact with the volcaniclastic sedimentary rocks. At the Tesorera portion of the orebody, mineralization is characterized by galena, sphalerite and acanthite, disseminated in the volcaniclastic sedimentary rocks. This mineralization is most prevalent in the coarser grained beds, usually conglomerates and coarse sandstones. To the extent that ore grade mineralization is confined to the sedimentary beds, the mineral zones are both stratiform and strata-bound, forming tabular bodies.

        Oxidation of the mineralized zone at San Cristóbal has occurred to depths averaging 40 to 75 meters and affects approximately 4% of the reserves. In this oxide zone, zinc has been almost completely leached out by groundwater; silver values, however, are locally enhanced due to secondary enrichment processes. In the oxide zone, the dominant minerals are iron oxides, galena, clays, native silver and secondary acanthite.

Reserves

        We have completed 539 reverse circulation drill holes, for a total of approximately 169,400 meters, and 85 diamond drill core holes for approximately 20,000 meters, at San Cristóbal. The drill holes were generally spaced at intervals of approximately 75 meters. This drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The ore deposit defined by this drilling is open at depth and in several lateral directions.

        The QA/QC program used at San Cristóbal included regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples were routinely submitted to different laboratories for assay, with the results of these check assays analyzed in total and separately by deposit, drill type and grade. We conducted confirmation drilling, both our own twinning of reverse circulation holes with diamond core holes and independent confirmation drilling by an independent firm.

        Proven and probable reserves were recalculated in February 2005 using a $6.40 net smelter return per tonne cutoff value for oxides, a $5.19 net smelter return per tonne cutoff value for sulfides and market price assumptions of $5.37 per ounce silver, $0.40 per pound zinc and $0.28 per pound lead. These prices represent the three year average prices for each of the metals through December 2004 as per guidelines established by the Securities and Exchange Commission. The following table shows our proven and probable reserves of silver, zinc and lead for sulfide ore and oxide ore at the San Cristóbal Project. Our reserves were calculated by Mine Reserve Associates, Inc., using a fully designed pit that incorporates design slopes, practical mining shapes and access ramps.

	Proven and Probable Reserves—San Cristóbal Project
		Average Grade			Contained Metals(1)
	Tonnes of ore (000s)	Silver Grade (g/tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore	209,431	61.64	1.67	0.59	415,044	3,497	1,236
Oxide Ore	9,599	131.39	0.10	0.63	40,549	10	60

(1)
Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 90.0% for silver, 93.7% for zinc and 89.3% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead.

Republic of Bolivia

        Bolivia is situated in central South America and is bordered by Peru, Brazil, Paraguay, Argentina and Chile. It has an area of approximately 1.1 million square kilometers and a population of approximately 8.5 million people. Bolivia's official and most widely spoken language is Spanish, but a large sector of the population is either native Aymara or Quechua Indian.

        Bolivia has experienced slow economic growth and political instability in the last three years. In late 2003, there were violent demonstrations in La Paz and elsewhere in Bolivia, protesting, among other things, the proposed export of natural gas to the U.S. through Chile. These demonstrations resulted in the resignation of President Sanchez de Lozada, in October 2003, and his constitutional replacement by President Mesa. Demonstrations have continued in 2004 and early 2005, focused on, among other things, the opposition of certain political parties to a proposed statute regulating oil and gas development in Bolivia. As proposed, the new law would provide incentives for foreign investment and increase taxes and royalties on oil and gas production. Following a period of demonstrations, President Mesa resigned in early March 2005. The Bolivian Congress rejected his resignation, and President Mesa has agreed to continue to serve as President based on agreements regarding passage of a new oil and gas statute and progress on certain other initiatives. The remaining opposing political party continues its active opposition. To date, there have been no formal proposals to impose royalties or increase taxes on the mining industry. Although to date these conditions and events have not caused any adverse impact on our San Cristóbal project, political and economic uncertainties and instability continue and may not be resolved successfully. The political and economic climate may become more unstable, and political and economic uncertainties may in the future have an adverse impact on the development or operations of San Cristóbal.

        Bolivian law provides for unrestricted repatriation of capital, freedom to import goods and services and equality under the law between foreign and domestic companies.

        Mining companies in Bolivia are subject to a 25% income tax, with taxable income determined in accordance with Bolivian generally accepted accounting principles. Mining companies are also subject to a complementary mining tax, creditable against the income tax, ranging from 1% to 6% of revenue generated from sales of silver, zinc and lead. Bolivian source income, including dividends and interest, is subject to a 12.5% withholding tax. Other taxes include import duties of 5% on capital goods and 10% on other imports, and value added tax (VAT) of 13%. As an exporter, we will be able to apply for a refund of import duties and VAT paid on imports and raw materials included in the cost of exported goods, limited to 13% of the total value of the exports. A Biministerial Resolution, enacted in August 2004, gave further definition to a series of Supreme Decrees that allow mining enterprises established in the Department of Potosi to import certain plant and equipment tax-free. The exemption applies only to concentrating, smelting, or refining activities and requires that certain procedures be followed to specifically identify the equipment eligible for tax-free treatment prior to importation. We have begun the process to apply for this exemption for the San Cristóbal project. The potential benefits we may obtain under these laws are not included in our capital estimates for the project.

        All mineral deposits in Bolivia are the property of the State. Mining concessions awarded by the State grant the holder, subject to certain payments, the exclusive right to carry out prospecting, exploration, exploitation, concentration, smelting, refining and marketing activities with respect to all mineral substances located within a given concession. Under Bolivian law, local and foreign companies are treated equally in obtaining mineral concessions. With respect to nationalized and other concessions still held by State-owned Comibol, private investors may inter into joint venture, lease or services agreements with Comibol. Holders of mining concessions are obliged to pay an annual mining patent, the fees for which are progressive and are based on the number of years of existence of the concession. Mining concessions are liable to forfeiture when the corresponding annual patent fails to be paid. Concessions established before the enactment of the New Mining Code in 1997 which comprise an area of more than 1,000 mining claims pay the equivalent of $1.00 per claim per year for the first five years of the existence of the concession; thereafter, the patent increases to the equivalent of $2.00 per claim per year. Concessions established under the New Mining Code pay the following: for the first five years of the existence of a concession, the owner is required to pay the equivalent of $25.00 per cuadrícula (equivalent to 25 hectares) per year; thereafter the patent increases to the equivalent of $50.00 per cuadrícula per year. Most of our material Bolivian concessions were established prior to enactment of the New Mining Code.

        Bolivia has a national environmental policy to protect the environment and to promote sustainable development, the preservation of biological diversity and environmental education. Under Bolivia's environmental regulations, environmental impact assessments are required, and concession holders must maintain waterways running through their concessions in their unspoiled state, employ exploration and development techniques that minimize environmental damage and minimize damage to surface rights, to neighboring concessions and to the environment.

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

EXPLORATION

        In adition to San Cristóbal, we have a portfolio of properties in Bolivia, Mexico and Peru totaling approximately 583,000 acres which contain potential for silver mineralization or other significant exploration potential. These mineral properties typically consist of:

  •
  concessions which we have acquired, or applied for directly;

  •
  concessions which we have leased, typically with an option to purchase; and

  •
  concessions which we have agreed to explore and develop and, if feasible, bring into production, in concert with joint venture partners.

        We generally seek to structure our acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant silver and/or other mineralization, our analysis of most of these properties is at a preliminary stage and some or all of the properties may not advance to a development stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs.

        Our exploration holdings consist primarily of ownership interests, leases, options and joint ventures, all in varying percentages. The distribution of these holdings is summarized in the table below. Acreage amounts shown below represent a 100% interest.

Location and Distribution of Exploration Properties

Country	Number of Exploration Property Groups	Acreage
Mexico	6	110,900
South America
Bolivia	15	320,400
Peru	26	151,700

Total	47	583,000

        We have holdings in Mexico in the historic Zacatecas mining district as well as several other silver-gold properties in the States of Guerrero, Durango and Zacatecas. We continue to evaluate projects for acquisition and exploration and plan to initiate drill testing of our more promising projects during 2005.

        We also have holdings, joint ventures and options in Bolivia, other than the San Cristóbal Project and maintain an exploration office in La Paz, Bolivia that is responsible for project generation and evaluation in Bolivia and Argentina. We also have an exploration office in Lima, Peru and are actively exploring for silver in Peru, the world's second largest silver producing country. We have acquired the mineral rights to several historic silver districts in the northeastern and southeastern parts of the country. We plan to drill several of our more promising projects in 2005.

        We have relinquished our holdings in central Asia after our evaluation indicated that the projects would not meet our requirements.

RISK FACTORS

        Investors in Apex Silver should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors:

We have identified a material weakness in our internal controls over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires management to make an assessment of the design and operating effectiveness of our internal controls and our auditors to audit the design and operating effectiveness of our internal controls as well as forming an opinion on management's assessment. As of December 31, 2004, we had a material weakness in our internal controls because we lacked a sufficent complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. This material weakness resulted in certain adjustments to our financial statements.

  •
  In January 2005, it was determined that the accounting for capitalized interest relating to our San Cristóbal development project asset was incorrect. Generally accepted accounting principles require the capitalization of a portion of the interest incurred on debt borrowed for the construction of certain qualifying assets (such as our San Cristóbal project). We restated our consolidated financial statements for the first, second and third quarters of 2004 to capitalize additional interest and to reduce interest expense.

  •
  We had a material adjustment to reclassify cash and cash equivalents to short and long term investments prior to filing our second quarter 2004 financial statements and an adjustment to stock compensation expense and related disclosures associated with our adoption of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, prior to filing our third quarter 2004 financial statements.

  •
  We had an audit adjustment to the 2004 financial statements to increase costs capitalized related to our San Cristóbal development project asset and to reduce administration expense.

        We have retained the public accounting firm currently assisting in our Section 404 compliance effort to assist us in preparing our financial statements and to provide technical expertise in the proper application of generally accepted accounting principles to various transactions and other financial statement matters. We have hired additional personnel and continue to evaluate the need for additional personnel for our accounting department, including personnel with technical expertise in the application of generally accepted accounting principles. However, we have not yet been able to test and assess the operating effectiveness of our internal controls, including these mitigating steps, surrounding the financial reporting process, and testing may reveal similar or additional weaknesses in the design and effectiveness related to the financial reporting process. Since this material weakness was not effectively remediated, management has concluded that Apex Silver's controls are ineffective. Further, our independent registered public accounting firm has issued an adverse opinion on our internal controls as of December 31, 2004. Because opinions on internal controls have not been issued in the past, it is uncertain what impact an adverse opinion would have on our company or our stock price.

We have no history of production.

        We have no history of producing silver or other metals. The development of our San Cristóbal Project will require the construction or rehabilitation and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce silver or other metals at any of our properties.

We have a history of losses and we expect losses to continue for at least the next three years.

        As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses for at least the next three years. As of December 31, 2004, we had an accumulated deficit of $97.7 million. There can be no assurance that we will achieve or sustain profitability in the future.

The calculation of our reserves and other mineralization is subject to significant estimates.

        Unless otherwise indicated, reserves and other mineralization figures presented in our filings with the SEC, press releases and other public statements that may be made from time to time are based on estimates of contained silver and other metals made by independent geologists or our own personnel. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling which may prove to be unreliable. There can be no assurance that:

  •
  these estimates will be accurate;

  •
  reserves and other mineralization figures will be accurate; or

  •
  reserves or mineralization could be mined and processed profitably.

        Since we have not commenced production on any of our properties, reserves and other mineralization estimates may require adjustments or downward revisions based on actual production experience. Extended declines in market prices for silver, zinc and lead may render portions of our reserves uneconomic and result in reduced reported reserves. Any material reductions in estimates of our reserves and other mineralization, or of our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations, financial condition and cash flows.

        We have not established the presence of any proven or probable reserves at any of our mineral properties other than the San Cristóbal project. There can be no assurance that subsequent testing or future feasibility studies will establish additional reserves at our properties. The failure to establish additional reserves could restrict our ability to successfully implement our strategies for long term growth beyond the San Cristóbal project.

The San Cristóbal Project is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

        Completion of the development of the San Cristóbal Project is subject to various factors, including the availability, terms, conditions and timing of acceptable arrangements for financing, transportation, construction, and smelting; required government approvals and the performance of our engineering and construction contractors, mining contractor, suppliers and consultants. The lack of availability on acceptable terms or the delay in any one or more of the other items listed above could also delay or prevent the development of San Cristóbal as currently planned. Further, completion of the development of the San Cristóbal Project may be compromised in the event of a prolonged decline in price levels for silver and zinc. There can be no assurance:

  •
  when or whether the San Cristóbal Project will be completed;

  •
  whether the resulting operations will achieve the anticipated production volume; or

  •
  that the construction costs and ongoing operating costs associated with the development of the San Cristóbal Project will not be higher than anticipated.

        We have never developed or operated a mine or managed a significant mine development project. We cannot assure you that the development of San Cristóbal will be completed at the cost and on the schedule predicted, or that silver, zinc and lead grades and recoveries, production rates or anticipated capital or operating costs will be achieved.

        If the actual cost to complete the development of the San Cristóbal Project is significantly higher than currently expected, there can be no assurance that we will have enough funds to cover these costs or that we would be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced silver and zinc prices or the failure to obtain necessary project financing on acceptable terms to commence or complete the development of the San Cristóbal Project on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations, financial condition and cash flows.

        The successful development of the San Cristóbal Project is also subject to the other risk factors described herein.

We depend on a single mining project.

        We anticipate that the majority, if not all, of any revenues for the next few years and beyond will be derived from the sale of metals mined at the San Cristóbal project. Therefore, if we are unable to complete and successfully mine the San Cristóbal project, our ability to generate revenue and profits would be materially adversely affected.

Our success will depend on our ability to manage our growth.

        As we increase our development activity at San Cristóbal, we are experiencing significant growth in our operations, which we expect to continue and accelerate over the next several years now that construction has commenced and we anticipate the commencement of production in 2007. This growth has created and will continue to create new positions and responsibilities for management personnel and will substantially increase demands on our operating and financial systems. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.

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

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices have delayed, and could in the future adversely affect, our ability to finance the development of the San Cristóbal Project and the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations, cash flows. There can be no assurance that metals prices will not decline.

        The following table sets forth for the periods indicated (1) the Comex nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound.

	Silver		Zinc		Lead
Year
	High	Low	High	Low	High	Low
2000	5.57	4.62	0.58	0.46	0.26	0.18
2001	4.83	4.03	0.48	0.33	0.24	0.20
2002	5.13	4.22	0.42	0.33	0.24	0.18
2003	5.99	4.35	0.46	0.34	0.34	0.19
2004	8.29	5.49	0.56	0.42	0.45	0.29
2005*	7.57	6.41	0.65	0.54	0.45	0.39

*
Through March 10, 2005

        The closing prices of silver, zinc and lead on March 10, 2005 were $7.48 per troy ounce, $0.65 per pound and $0.44 per pound, respectively.

We may not be successful in hedging against price, currency and interest rate fluctuations and may incur mark to market losses and lose money through our hedging programs.

        We have engaged in limited metals trading activities to hedge against commodity and base metals price risks, using puts and calls. We are in the process of securing additional project debt financing for the San Cristóbal Project and in connection with that financing we will be required to utilize various price hedging techniques to hedge a limited amount of the metals we produce at San Cristóbal. The level of hedging we are required to maintain in the future will be determined based on negotiations with our lenders.

        We may also engage in activities to hedge the risk of exposure to currency and interest rate fluctuations related to the development of the San Cristóbal Project in Bolivia or to exploration or development in other countries in which we incur substantial expenditures. Further, terms of our financing arrangements may require us to hedge against these risks.

        There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Hedging instruments that protect against market price volatility may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production, which would limit our revenues and profits. Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations in any of our properties, other than the San Cristóbal project.

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

        None of our mineral properties, including the San Cristóbal project, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop the San Cristóbal Project is based on feasibility studies. Decisions about the development of other projects in the future may also be based on feasibility studies. Feasibility studies derive estimates of reserves and operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. Our profitability will be affected by changes in the price of metals. Feasibility studies derive estimates of average cash operating costs based upon, among other things:

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

        There are a number of uncertainties inherent in the development and construction of any new mine, including the San Cristóbal project. These uncertainties include:

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

        The costs, timing and complexities of mine construction and development are increased by the remote location of many mining properties, like the San Cristóbal project. It is common in new mining operations to experience unexpected problems and delays during development, construction and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there is no assurance that our future development activities will result in profitable mining operations.

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

        We derive the rights to some of our mineral properties, including some of our principal properties at the San Cristóbal project, from leaseholds or purchase option agreements which require the payment of rent or other installment fees. In addition, we must make annual mining patent payments to the Bolivian government totaling approximately $360,000 to maintain our concessions at San Cristóbal. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. Some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. In addition, our ability to transfer or sell our rights to some of our mineral properties requires governmental approvals or third party consents, which may not be granted.

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

  •
  personal injury;

  •
  environmental damage;

  •
  delays in mining;

  •
  monetary losses; and

  •
  legal liability.

        Although we maintain, and intend to continue to maintain, insurance with respect to our operations and mineral properties within ranges of coverage consistent with industry practice, there can be no assurance that insurance will be available at economically feasible premiums. Insurance against environmental risks is not generally available. These environmental risks include potential liability for pollution or other disturbances resulting from mining exploration and production. In addition, not all risks associated with developing and producing silver, zinc, lead and other metals are included in coverage and some covered risks may result in liabilities which exceed policy limits. Further, we may elect to not seek coverage for all risks. The occurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our San Cristóbal Project and our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

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

  •
  unenforceability of contractual rights.

        Bolivia has experienced slow economic growth and political instability in the last three years. In late 2003, there were violent demonstrations in La Paz and elsewhere in Bolivia, protesting, among other things, the proposed export of natural gas to the U.S. through Chile. These demonstrations resulted in the resignation of President Sanchez de Lozada in October 2003, and his constitutional replacement by President Mesa. Demonstrations have continued in 2004 and early 2005, focused on, among other things, the opposition of certain political parties to a proposed statute regulating oil and gas development in Bolivia. As proposed, the new law would provide incentives for foreign investment and increase taxes and royalties on oil and gas production. Following a period of demonstrations, President Mesa resigned in early March 2005. The Bolivian Congress rejected his resignation, and President Mesa has agreed to continue to serve as President based on agreements regarding passage of a new oil and gas statute and progress on certain other initiatives. The remaining opposing political party continues its active opposition. To date, there have been no formal proposals to impose royalties or increase taxes on the mining industry. Although to date these conditions and events have not caused any adverse impact on our San Cristóbal project, political and economic uncertainties and instability continue and may not be resolved successfully. The political and economic climate may become more unstable, and political and economic uncertainties may in the future have an adverse impact on the development or operations of San Cristóbal.

        Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and development activities could adversely affect our business.

Our operations may be affected in varying degrees by government regulations with respect to, among other things:

  •
  production restrictions;

  •
  price controls;

  •
  export and import controls;

  •
  income and other taxes;

  •
  maintenance of claims;

  •
  environmental legislation;

  •
  foreign ownership restrictions;

  •
  foreign exchange and currency controls;

  •
  labor;

  •
  welfare benefit policies;

  •
  land use;

  •
  land claims of local residents;

  •
  water use; and

  •
  mine safety.

        We cannot accurately predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and cash flows.

Our activities are subject to foreign environmental laws and regulations which may materially adversely affect our future operations.

        We conduct mineral exploration and development activities primarily in Central America and South America, and are most active in Bolivia, where the San Cristóbal Project is located, and Mexico. With the development of San Cristóbal, we also expect to conduct mining operations in Bolivia. These countries have laws and regulations which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require us to acquire permits and other authorizations for certain activities. In many countries, including Bolivia, there is relatively new comprehensive environmental legislation, and the permitting and authorization processes may be less established and less predictable than they are in the United States. There can be no assurance that we will be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the development cost of San Cristóbal or other projects and could delay the commencement of production.

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

Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions imposed by law, foreign currency exchange regulations and our financing arrangements.

        We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Further, our anticipated financing for the San Cristóbal is expected to include requirements that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to us of any dividends by our subsidiaries. Our subsidiaries' ability to pay dividends or make other distributions to us is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary's liquidation, we may lose all or a portion of our investment in that subsidiary.

We may not be able to raise the funds necessary to explore and develop our mineral properties.

        Although we raised approximately $536.7 million through equity sales and proceeds from the sale of notes in 2004, we will need additional external financing to develop and construct the San Cristóbal Project and to fund the exploration and development of our other mineral properties. Sources of external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain production at, our mineral properties.

We depend on the services of key executives.

        We are dependent on the services of key executives including our executive chairman and chief executive officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristóbal project. Due to the relatively small size of Apex Silver, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristóbal Project may delay or otherwise adversely affect the development of the San Cristóbal project, which could have a material adverse effect on our business or future operations.

The substantial control of Apex Silver by our directors, officers and 5% shareholders may have a significant effect in delaying, deferring or preventing a change in control of Apex Silver or other events which could be of benefit to our other shareholders.

        As of March 10, 2005, the directors of Apex Silver and officers of Apex Silver Mines Corporation, together with members of their families and entities that may be deemed to be affiliates of or related to these persons or entities, and 5% shareholders beneficially owned approximately 28.4 million, or 60%, of our outstanding shares, assuming the conversion of currently exercisable options and warrants. This level of ownership by these persons may have a significant effect in delaying, deferring or preventing a change in control of Apex Silver or other events which could be of benefit to our other shareholders.

Apex Silver and certain lower tier subsidiaries may be treated as passive foreign investment companies for U.S. federal income tax purposes.

        We believe that we likely were a passive foreign investment company ("PFIC") with respect to 2004, and likely will be a PFIC in 2005 as well as potentially with respect to future years. If we are a PFIC, U.S. holders of Ordinary Shares and warrants to acquire Ordinary Shares will be subject to certain adverse U.S. federal income tax rules. Under the PFIC rules, a U.S. holder who disposes or is deemed to dispose of Ordinary Shares or warrants at a gain, or who receives or is deemed to receive certain distributions with respect to Ordinary Shares, generally will be required to treat such gain or distributions as ordinary income and pay an interest charge on the tax imposed with respect thereto. Certain elections may sometimes be used to reduce the adverse impact of the PFIC Rules for holders of Ordinary Shares(so-called "QEF elections" and "mark-to-market" elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. In addition, elections that may be used to reduce the adverse impact of the PFIC rules will not be available with respect to warrants to acquire Ordinary Shares. The PFIC rules are extremely complex, and prospective investors are urged to consult their own tax advisers regarding the potential consequences to them of Apex Silver being classified as a PFIC.

        We have in certain prior filings stated that we believed that (i) Apex Silver may be considered a PFIC but (ii) none of our non-U.S. lower tier subsidiaries was a corporation for U.S. tax purposes that would itself be considered to be a PFIC. We now believe that certain of our non-U.S. lower tier subsidiaries, including the subsidiary that contains the principal assets associated with the San Cristóbal project, were corporations for U.S. tax purposes that constituted PFICs in certain prior years. As a result, there is a possibility that some shareholders may suffer adverse U.S. federal income tax consequences that arguably might not have been suffered had they been aware of the PFIC status of these lower tier subsidiaries. Such shareholders may, however, be able to make retroactive elections in some cases that would mitigate any such adverse consequences. Moreover, under applicable proposed regulations, the fact that our lower tier subsidiaries of any consequence may not have had earnings and profits for any taxable year since formation may arguably eliminate any such tax consequences in respect of prior taxable years. For the current and all subsequent taxable years, we believe that the potential for our lower tier subsidiaries to be classified as PFICs with respect to new investors can be substantially eliminated without adverse tax consequences.

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

        The following table sets forth for the periods indicated the Comex nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce. On March 10, 2005 the closing price of silver was $7.48 per troy ounce.

	Silver
Year
	High	Low
2000	5.57	4.62
2001	4.83	4.03
2002	5.13	4.22
2003	5.99	4.35
2004	8.29	5.49

Zinc and Lead Markets

        We expect production from San Cristóbal to include the extraction, processing and sale of significant quantities of zinc and lead contained in sulfide concentrates. Our future projects may also involve the production of economically significant quantities of metals other than silver.

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

        The following table sets forth for the periods indicated the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound. On March 10, 2005 the closing prices of zinc and lead were $0.65 and $0.44 per pound, respectively.

	Zinc		Lead
Year
	High	Low	High	Low
2000	0.58	0.46	0.26	0.18
2001	0.48	0.33	0.24	0.20
2002	0.42	0.33	0.24	0.18
2003	0.46	0.34	0.34	0.19
2004	0.56	0.42	0.45	0.29

EXECUTIVE OFFICERS OF APEX

        Apex Silver has three executive officers. We have entered into a Management Services Agreement pursuant to which we have engaged Apex Silver Mines Corporation, our wholly owned subsidiary, referred to as Apex Corporation, to provide a broad range of corporate management and advisory services. Set forth below are certain personnel of Apex Silver and its subsidiaries.

Name	Age	Position
Jeffrey G. Clevenger	55	President and Chief Executive Officer, Apex Silver
Alan R. Edwards	47	Executive Vice President and Chief Operating Officer, Apex Silver
Jerry W. Danni	52	Senior Vice President, Environment, Health and Safety, Apex Silver
Marcel F. DeGuire	55	Senior Vice President, Marketing and Projects, Apex Silver
Mark A. Lettes	55	Senior Vice President and Chief Financial Officer, Apex Silver
Robert B. Blakestad	58	Vice President, Exploration, Apex Silver
Igor Levental	49	Vice President, Investor Relations and Corporate Development, Apex Corporation
Michael F. Shaw	58	Vice President, Project Manager, San Cristóbal, Apex Corporation
Carlos H. Fernandez Mazzi	46	President and Chief Executive Officer, Andean Silver Corporation LDC

        Jeffrey G. Clevenger.    Mr. Clevenger was elected to serve as a director and as our President and Chief Executive Officer effective October 11, 2004. Mr. Clevenger has worked as an independent consultant since 1999, when Cyprus Amax Minerals Company, his previous employer, was sold. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate from the Advanced International Senior Management Program of Harvard University. He is a Member of the American Institute of Mining, Metallurgical and Petroleum Engineers.

        Alan R. Edwards.    On June 14, 2004, we appointed Mr. Edwards to the position of Executive Vice President and Chief Operating Officer. From July 2003 until he joined us, Mr. Edwards served first as Vice President, Technical Services and Project Development and then as Vice President Operations of Kinross Gold Corporation. From March 2002 through June 2003, he pursued independent business interests. From April 2000 through February 2002, Mr. Edwards served first as Vice President, Surface Mines, and then as

Senior Vice President, Operations of P.T. Freeport Indonesia. Mr. Edwards was Vice President and General Manager and then President and General Manager of the Cyprus Amax Minerals Company subsidiary which owned and operated the Cerro Verde open pit copper mine in Peru from 1998 through 2000, and served from 1996 until 1998 as Vice President and General Manager of the Cyprus subsidiary which owned and operated the Sierrita copper mine in Arizona. Prior to joining Cyprus in 1996, Mr. Edwards spent 13 years in various positions at Phelps Dodge Corporation, including General Manager Operations at Chino Mines Company and Mine Superintendent at Phelps Dodge Morenci, Inc. Edwards holds a B.S. in Mining Engineering and a MBA from the University of Arizona.

        Jerry W. Danni:    Mr. Danni joined Apex Silver in February 2005 as the Senior Vice President, Environment, Health and Safety. Prior to joining Apex Silver, Mr. Danni worked for Kinross Gold Corporation as Senior Vice President, Environment Health and Safety from January 2003 until February 2005 and as Vice President, Environmental Affairs from July 2000 until January 2003. While at Kinross he was instrumental in the design and implementation of integrated environmental, and health and safety (EHS) systems and processes for Kinross operations worldwide, and was also responsible for management of the Reclamation Operations Business Unit. From 1994 to July 2000, Mr. Danni was the Vice President of Environmental Affairs for Cyprus Climax Metals Company. Prior to working for Cyprus, Mr. Danni held senior environmental, and health and safety management positions with Lac Minerals Ltd. and Homestake Mining Company. Mr. Danni holds a B.S. Degree in Chemistry from Western State College, and is a member of the Society of Mining Engineers and a past director of the National Mining Association.

        Marcel F. DeGuire.    Mr. DeGuire serves as Senior Vice President, Marketing and Projects, of Apex Silver. Prior to joining Apex Silver in August 1996, he served as Newmont Mining Corporation's Vice President of Project Development and Country Manager for those jurisdictions which were formerly part of the Soviet Union for Newmont Gold Company. He acted as Project Leader for feasibility studies and development and startup of the $225 million Muruntau large scale open pit heap leach gold project in Uzbekistan. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. Mr. DeGuire was also responsible for various feasibility analyses of Newmont's Yanacocha gold project in Peru. During his almost 20 years with Newmont, Mr. DeGuire worked as resident manager of a uranium mine and became a leading expert in environmental management and mine reclamation, serving as Newmont's Vice President of Environmental Affairs and Research and Development as well as in other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Mettalurgical and Petroleum Engineers, the Canadian Institute of Metallurgy and the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in metallurgical engineering from Michigan Technological University and an M.S. in metallurgical engineering from the University of Nevada, Reno.

        Mark A. Lettes.    Mr. Lettes has served as Vice President, Finance and Chief Financial Officer of Apex Corporation since June 1998, and was elected as Apex Silver's Chief Financial Officer in 2002. Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with over 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at AMAX Inc. in which he was responsible for certain planning, economic analysis, business development and acquisition activities. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50% of

Alumax, AMAX's aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in marketing from the University of Connecticut and an M.B.A. from Ohio State University.

        Robert B. Blakestad.    In November 2004, Mr. Blakestad was appointed as Vice President, Exploration of Apex Silver. Prior to joining Apex Silver, Mr. Blakestad served as Chief Executive Officer of International Taurus Resources from May 1998 until November 2004. He was Vice President—Exploration for Amax Gold from 1996 to 1998 and Exploration Manager for Cyprus Amax Minerals Company from 1990 until 1996. He held various positions at Homestake Mining Company from 1979 until 1990, beginning as a Senior Geologist and rising to the position of Manager, U.S. Reconnaissance. Mr. Blakestad holds a B.S. in Mining Engineering from the New Mexico Institute of Mining and Technology and an M.S. in Geology from the University of Colorado. He holds professional certifications from the State of Washington and the Province of Nova Scotia.

        Igor Levental.    Mr. Levental has served as the Vice President, Investor Relations and Corporate Development of Apex Corporation since January 2003. From September 2002 until joining Apex Corporation, Mr. Levental was an independent consultant. Mr. Levental served as Director of Corporate Communications for Dicon Fiberoptics, Inc. from March 2002 through September 2002, where he was responsible for marketing and promoting Dicon in advance of Dicon's intitial public offering. From 1992 to 2002, Mr. Levental served as Homestake Mining Company's Vice President of Investor Relations where he was responsible for the design and implementation of Homestake's investor relations strategy. Mr. Levental served as Manager, Corporate Development for Homestake from 1994 to 1999. As a member of Homestake's Corporate Development team, Mr. Levental assisted in various corporate development transactions totalling over $1 billion. From 1992 to 1994, Mr. Levental was a Senior Consultant for Homestake. From 1989 to 1992, Mr. Levental served as Vice President, Investments and Investor Relations at International Corona Corporation, which was acquired by Homestake in 1992. In total, Mr. Levental has 23 years of experience in investor relations and corporate development. Mr. Levental earned a B.S. in chemical engineering and an M.B.A. from the University of Alberta, Canada. He is a registered professional engineer in the province of Ontario and is a member of the National Investor Relations Institute.

        Michael F. Shaw.    Mr. Shaw has served as Vice President of Apex Corporation since May 2000 and as Project Manager for the San Cristóbal Project since January 1999. Prior to joining Apex Corporation, Mr. Shaw served from 1996 through 1998 as Vice President of Tiomin Resources and as Vice President, General Manager and a director of Panama Cobre, S.A., a subsidiary of Tiomin. At Tiomin, he was responsible for development activity at the Cerro Colorado copper deposit in Panama. Mr. Shaw served from 1994 to 1996 as Project Director for Cyprus Amax Minerals Company on the solvent extraction-electrowinning expansion of its Cerro Verde copper mine in Peru, which was completed on schedule and under budget. In addition, Mr. Shaw has held numerous project management positions for Bechtel Corporation and Kvaerner Metals (Davy McKee). Over the course of his career, he helped build the Andacollo gold mine in Chile, the El Abra copper mine in Chile, the Jerritt Canyon gold mine in Nevada and Magma Copper Company's flash copper smelter in Arizona. A metallurgical engineer with nearly 30 years experience, Mr. Shaw began his career as a metallurgist for Phelps Dodge Corporation before specializing in project management. He holds a B.S. in chemistry and an M.S. in metallurgical engineering from the University of Texas El Paso.

        Carlos H. Fernandez Mazzi.    Mr. Fernandez has served as President and Chief Executive Officer of Andean Silver Corporation, our wholly owned subsidiary, since January 2002. From January 1999 through 2001, he served as Executive Vice President and Chief Operating Officer of Andean Silver Corporation. Andean Silver Corporation indirectly owns the San Cristóbal project. Since 1998 he has been a director of the San Cristóbal Foundation, which implements community related investments near the San Cristóbal project. Prior to joining Apex Silver, Mr. Fernandez worked in the financial sector for over 12 years, specializing in investment banking and trade finance. From September 1996 through July 1998, Mr. Fernandez was a founding partner and director of Sudamer Valores S.A., a licensed brokerage firm, and a founding partner and chief executive officer of Innova Capital, a financial advisory and asset management firm, both locatted in La Paz, Bolivia. From 1985 through 1996, he held various positions at BHN Multibanco S.A., including director responsible for new business development, Executive Vice President and Vice President, Operations and Finance. Mr. Fernandez earned a B.S. in industrial and systems engineering from the University of Arkansas and an M.B.A. from the University of Notre Dame.

        As of March 10, 2005, we had approximately 115 full-time employees.

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

        No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." As of March 10, 2005, we had approximately 180 shareholders of record and an estimated 10,000 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

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

        The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 10, 2005 was $18.87.

	2004		2003
Period
	High	Low	High	Low
1st Quarter	$24.22	$19.35	$16.42	$12.90
2nd Quarter	22.76	15.30	15.38	12.35
3rd Quarter	21.70	16.75	18.06	13.40
4th Quarter	21.64	16.68	21.51	12.70

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of Apex Silver for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, and the period from December 22, 1994 (inception) through December 31, 2004, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

						For the period from December 22, 1994 Inception through December 31, 2004
	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share)
Statement of Operations:
Operating (expenses)	$(5,361)	$(2,769)	$(3,919)	$(3,854)	$(4,648)	$(69,382)
Other expense net	(13,484)	(3,275)	(4,735)	(4,730)	(3,092)	(32,835)

Net loss before minority interest	(18,845)	(6,044)	(8,654)	(8,584)	(7,740)	(102,217)
Minority interest in consolidated loss	—	—	—	—	—	4,559

Net loss	$(18,845)	$(6,044)	$(8,654)	$(8,584)	$(7,740)	$(97,658)

Comprehensive loss	(18,777)	(6,044)	(8,654)	(8,584)	(7,740)	(97,590)

Net loss per Ordinary Share basic and diluted	$(0.41)	$(0.17)	$(0.24)	$(0.25)	$(0.22)

Weighted average Ordinary Shares outstanding	46,528	36,576	35,678	34,634	34,473

Cash Flow Data:
Net cash provided by (used in) financing activites	$536,062	$3,075	$11,277	$(148)	$(439)	$741,309
Net cash used in operating activities	(9,218)	(3,199)	(3,692)	(7,175)	(7,582)	(82,539)
Net cash used in investing activites	(516,618)	(3,719)	(5,452)	(12,244)	(27,172)	(631,030)
Balance Sheet Data:
Total assets	$693,818	$146,167	$144,055	$135,898	$143,715
Long term liabilitites	$339,987	$599	$770	$1,630	$1,896
Shareholders' equity	$346,116	$143,986	$141,731	$132,266	$137,557

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

        Apex Silver is a mining exploration and development company that holds a portfolio of silver exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development and financing of our San Cristóbal Project in Bolivia. At present, none of our properties is in production and, consequently, we have no current operating income or cash flow.

Overview

        During 2004, we completed two share offerings resulting in net proceeds of approximately $208.6 million, after commissions and fees. In March and April of 2004 we completed the issuance of $200 million principal amount of 2.875% Convertible Senior Subordinated Notes due 2024 and in October and December of 2004 we completed the issuance of an additional $140 million principal amount of 4.0% Convertible Senior Subordinated Notes due 2024. The convertible notes offerings resulted in aggregate net proceeds of $328.1 million after commissions. The net proceeds from the share offerings and the convertible notes will be used to finance a portion of the construction and development of our San Cristóbal project, advance evaluation of exploration properties and for other general corporate purposes.

        We continue to work with Barclays and BNP Paribas to secure commercial bank debt financing and develop other financing options for San Cristóbal as part of a total financing package that may incorporate support from export credit agencies, multilateral agencies and other public lenders. During 2004, we also filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement became effective in August 2004, and allows us to sell up to $200 million in any combination of equity or debt securities as described in the registration statement in one or more offerings.

        We have completed updating the San Cristóbal development plan, and in October 2004 we released an updated estimate of capital costs. The capital cost estimate is approximately $560 million, $65 million or 13% more than estimated in the 2000 updated feasibility study. The increase in the estimated capital cost was due to changes in the infrastructure scope (including the decision to haul concentrates by rail rather than by truck), higher energy and raw material costs and other normal cost escalations. The capital cost estimate includes pre-stripping, engineering, procurement, construction, and freight necessary to commence production, as well as appropriate taxes, duties and levies under Bolivian law. The estimate excludes working capital, advances to the companies constructing the power line and port, escalation from the original constant dollar estimate and certain production enhancements which were added subsequent to the October 2004 estimate. Total project funding from January 1, 2004 going forward, including all additional amounts described above that were not included in the October 2004 estimate, is approximately $650 million. Of this amount, approximately $26 million in capital costs were spent at the San Cristóbal Project during 2004 and approximately $27 million of the costs relate to amounts that may be paid using ordinary shares rather than cash.

        In November 2004, we entered into an agreement with an engineering and construction firm that will manage the engineering, procurement and construction for the San Cristóbal Project. In January 2005, we entered into an Open Pit Contract Mining Services Agreement with a contract mining firm that will provide services including construction and maintenance of site access and haul roads, open pit preproduction stripping, mining of ore and waste, construction and management of waste dumps and ore stockpiles, and various other contract mining services.

        During 2004 we adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 ("FAS No. 123"), Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective as of the beginning of the year. We used the "modified prospective method" of transition, as defined in FAS No. 123, where employee stock-based compensation cost was recognized from January 1, 2004 as if the fair value based accounting method in FAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result, compensation costs of $10.1 million were recognized including $1.4 million capitalized and $8.7 million charged to expense for the year ended December 31, 2004. The costs include a charge of approximately $4.1 million relating to the modification of stock awards previously granted to the retiring Apex Silver Chairman, another retiring director and a retiring employee.

Results of Operations

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, were $5.3 million for the year ended December 31, 2004, as compared to $2.7 and $3.9 for the years ending December 31, 2003 and 2002 respectively. The 2003 and 2002 amounts include the $0.3 million and $0.9 million value of Ordinary Shares issued to consultants and to acquire mineral rights for the respective years. The increase in exploration costs during 2004 as compared to the previous two years is primarily the result of our increased exploration activities in Bolivia and Peru.

        Administrative.    Administrative expense was $18.2 million for the year ended December 31, 2004, compared to $4.6 million and $5.5 million for the years ended December 31, 2003 and 2002, respectively. The increase in administrative expense during 2004 is primarily the result of non-cash stock compensation expense of $8.7 million following the adoption of FAS No. 123, which includes expense of approximately $4.1 million relating to the modification of stock awards previously granted to the retiring Chairman of Apex Silver, another retiring director and a retiring employee. In addition, the 2004 administrative expense includes the $2.5 million value of shares granted to the retiring Chairman of Apex Silver as well as a one time $1.5 million payment made to a consultant for financial advisory and consulting services associated with the equity and convertible notes offerings completed during 2004. During 2004, the Company also spent approximately $1.0 million related to the documentation and testing of its internal controls as required by the Sarbanes-Oxley Act. Administrative costs during 2004 also increased as the result of the addition of personnel and the related support costs in anticipation of the development of our San Cristóbal project.

        The decrease in administrative expenses from $4.6 million for the year ended December 31, 2003 compared to $5.5 million for the same period of 2002 is primarily the result of cost savings associated with the reduction of personnel and office facilities as part of a cash conservation policy that was in effect during that period.

        Interest and Other Income.    Our interest and other income for the year ended December 31, 2004 was $6.1 million compared to $0.6 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively. The 2004 increase is the result of interest earned on the higher cash balances we held as a result of the ordinary share and convertible debt offerings completed during 2004. The decrease in interest and other income for the year ended December 31, 2003 compared to the same period of 2002 is primarily the result of lower interest rates during 2003.

        Gains and Losses—Commodity Derivatives.    We recorded a trading gain for the year ended December 31, 2004 of approximately $0.8 million compared to a gain of approximately $0.7 and a trading loss of $0.1 million for the comparable period in 2003 and 2002, respectively. The improvement in 2004 and 2003 as compared to the prior year is primarily the result of rising silver, zinc and lead prices. From inception until December 31, 2004, we have recorded a gain of approximately $1.0 million related to the metals trading program. That amount represents approximately $1.5 million of cash gains partially offset by $0.5 million of unrealized losses at December 31, 2004. Under Statement of Financial Accounting Standards No. 133, Accounting For Derivative Instruments and Hedging Activities ("FAS 133"), fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Gains—Foreign Currency Derivatives.    During 2004 we placed an order for certain long lead equipment related to the San Cristóbal project. The purchase price of the equipment was denominated in Euros. To partially offset the potential deterioration of the U.S. dollar relative to the Euro, we entered into a foreign currency collar transaction utilizing puts and calls. For the year ended December 31, 2004 the Company recognized a gain related to the transaction of approximately $1.4 million based on the fair market value of the puts and calls at that date. We had no similar foreign currency transactions in place during 2003 or 2002 and therefore had no gains or losses related to foreign currency derivatives. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Interest and Other Borrowing Costs.    For the year ended December 31, 2004 we recorded $3.6 million of expense for interest and amortized borrowing cost compared to no interest or borrowing costs for the years end December 31, 2003 and 2002. The 2004 expense is entirely related to the 2.875% Convertible Senior Subordinated Notes due 2024 and the 4.0% Convertible Senior Subordinated Notes due 2024, each of which were issued during 2004.

        Income Taxes.    Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes. Other than amounts payable by Apex Silver Mines Corporation, we pay no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business in the U.S. that would generate U.S. taxable income. The Cayman Islands currently impose no corporate taxation. We have been granted an exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. Deferred tax assets of approximately $12.9 million at December 31, 2004, resulting from operating loss carry-forwards of our subsidiaries, have been entirely offset by valuation allowances.

Liquidity and Capital Resources

        At December 31, 2004 our aggregate cash, short term investments and long term investments amounted to $525.4 million compared to an aggregate of $40.3 in cash, short term investments and long term investments at December 31, 2003. The amounts held at December 31, 2004 include $27.7 million in cash and cash equivalents, $419.6 million in short term investments and $78.0 million in long term investments. In addition to these amounts, at December 31, 2004, we had $3.1 million of cash that has been restricted to collateralize outstanding letters of credit and $15.3 million of investments that have been restricted and at maturity will provide the amounts necessary to pay the first three years interest payments on the 4.0% Convertible Senior Subordinated Notes due 2024.

        The increase in our cash balance at December 31, 2004 is the result of net proceeds of $208.6 million received from the sale of Ordinary Shares, net proceeds of $328.1 million from the issuance of the Notes (net of $11.9 million of deferred financing costs) and $1.8 million received from the exercise of stock options by employees and a director. The increase was partially offset by approximately $26.6 million invested in property, plant and equipment primarily related to the development of the San Cristóbal Project and $9.2 million used to fund operations, property holding costs and administrative costs, net of interest and other income and a $0.1 million payment on debt. In addition, as noted above, we have invested $497.6 million in short and long term investments and $15.3 million in restricted investments to cover the payment of the first three years of interest on the 4.0% Convertible Senior Subordinated Notes due 2024 pursuant to a Pledge and Security Agreement entered into with the initial purchasers of the Notes.

        During 2004 we completed updating the San Cristóbal development plan, resulting in estimated capital costs of approximately $560 million. This capital cost estimate, which we publicly disclosed in October 2004, includes pre-stripping, engineering, procurement, construction, and freight necessary to commence production, as well as appropriate taxes, duties and levies under Bolivian law. The estimate excludes approximately $27 million of working capital, $22 million expected to be advanced to the company constructing the power line, $6 million expected to be advanced to the company constructing the port facilities, and $20 million for escalation from the original constant dollar estimate. Advances for the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. The estimate also excludes approximately $12 million in capital costs related to production enhancements added subsequent to the October 2004 estimate. Total project funding from January 1, 2004 going forward, including the additional amounts described above, is approximately $650 million. Of this amount, approximately $26 million in capital costs were spent at the San Cristóbal Project during 2004 and approximately $27 million of the costs relate to amounts that may be paid using ordinary shares rather than cash.

        We continue to work with Barclays and BNP Paribas to secure commercial bank debt financing and develop other financing options for San Cristóbal as part of a total financing package that may incorporate support from export credit agencies, multilateral agencies and other public lenders. During 2004 we also filed a universal shelf registration statement, on Form S-3, with the Securities and Exchange Commission. The registration became effective in August 2004, and allows us to sell up to $200 million in any combination of equity or debt securities as described in the registration statement in one or more offerings. There can be no assurance we will be able to obtain the required remaining financing on terms that we find attractive, or at all.

        During 2005 we expect to spend up to approximately $250 million on equipment procurement, plant construction, infrastructure development, engineering and other costs related to our San Cristóbal project. In addition, in order to maintain our current portfolio of exploration properties, we expect to make lease, patent and option payments during the next twelve months of about $0.5 million. We expect up to $5 million of discretionary spending on attractive exploration opportunities. Total administrative expenses are expected to be approximately $16 million during 2005. Interest earned from short term investments and other income should approximate $12 million. We plan to fund our project and operating expenditures for the next twelve months from our existing cash balances.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2004:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(thousands)
Debt	$340,586	$599	$—	$—	$339,987
Interest payments due on debt	107,776	11,349	22,699	22,699	51,029
Capital Leases	—	—	—	—	—
Operating Leases	1,520	300	612	608	—
San Cristobal property leases	6,120	360	720	720	4,320
Purchase Obligations	30,922	30,697	225	—	—
Other GAAP Liabilities	—	—	—	—	—

        All of the debt except the current portion is related to the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024. The interest payments due are also related to the 2.875% and 4.0%

Convertible Senior Subordinated Notes due 2024. The operating lease obligations are related to the office facilities at our corporate headquarters. The San Cristóbal property lease payments are all related to payments the Company must make to the Bolivian government to maintain its rights to the San Cristóbal mining concessions. The purchase obligations are all related to orders placed for long lead time equipment being purchased for the San Cristóbal Project.

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

Environmental Compliance

        Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with regulatory requirements.

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. You should also read Note 2 of the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

        Our financial condition and results of operations as reflected in our financial statements are affected by estimates that we, or experts that we have retained, have made as to our proven and probable reserves. Reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Our current proven and probable reserve estimates at San Cristóbal total approximately 219 million tonnes of ore grading 64.69 grams per tonne silver, 1.60% zinc and 0.59% lead, containing approximately 456 million ounces of silver, 7.7 billion pounds of zinc and 2.8 billion pounds of lead. The reserves are based on $5.37 per ounce silver, $0.40 per pound zinc and $0.28 per pound lead. These prices represent the three year average prices for each of the metals as per guidelines established by the Securities and exchange Commission.

        To complete the project financing on San Cristóbal, we may be required to hedge a portion of our planned production. In addition, when San Cristóbal enters production, we may sell forward a portion of our production and use price-hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristóbal Project financing. We measure the fair value of open positions at each reporting period and record the difference in the carrying value to current earnings, in accordance with FAS 133. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Currently, our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relative low exposure to currency fluctuations. During 2004 we placed an order for certain long lead equipment related to the San Cristóbal project. The purchase price of the equipment was denominated in Euros. To partially offset the potential deterioration of the U.S. dollar relative to the Euro, we entered into a foreign currency collar transaction utilizing puts and calls. For the year ended December 31, 2004 we recognized a gain related to the transaction of approximately $1.4 million based on the fair market value of the puts and calls at that date. Because we conduct our activities in several foreign countries, we may in the future engage in additional hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

        To complete the project financing for San Cristóbal, we expect to be required to hedge a portion of our planned production. In addition, when San Cristóbal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristóbal Project financing. We recorded a trading gain for the year ended December 31, 2004 of approximately $0.8 million. From our inception until December 31, 2004, we have recorded a gain of approximately $1.0 million related to the metals trading program. This amount represents approximately $1.5 million of cash gains partially offset by $0.5 million of unrealized losses at December 31, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Apex Silver's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of

1934. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weakness discussed below. In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

        Apex Silver's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. This control deficiency resulted in the following adjustments to our financial statements:

  •
  In January 2005, it was determined that the accounting for capitalized interest relating to our San Cristóbal development project asset was incorrect. Generally accepted accounting principles require the capitalization of a portion of the interest incurred on debt borrowed for the construction of certain qualifying assets (such as our San Cristóbal project). We began capitalizing interest based on only development capital expenditures made related to the San Cristóbal project prospectively from the date that our 2.875% Convertible Senior Subordinated Notes due 2024 were issued. However, the amount of interest capitalized should have been based on all capital expenditures incurred including the cost to acquire the San Cristóbal property. We restated our consolidated financial statements for the first, second and third quarters of 2004 to capitalize additional interest and to reduce interest expense.

  •
  In addition, the control deficiency resulted in a material adjustment to reclassify cash and cash equivalents to short and long term investments prior to filing our second quarter 2004 financial statements and an adjustment to stock compensation expense and related disclosures associated with our adoption of FAS 123, Accounting for Stock-Based Compensation prior to filing our third quarter 2004 financial statements.

  •
  The control deficiency also resulted in an audit adjustment to the 2004 financial statements to increase costs capitalized related to our San Cristóbal development project asset and to reduce administration expense.

        Additionally, the ineffective controls over the financial reporting process are a control deficiency that could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

        Management determined that the ineffective controls over the financial reporting process are a control deficiency that constitutes a material weakness. Because of this material weakness, management has concluded that Apex Silver did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

        Management's assessment of the effectiveness of Apex Silver's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness

        As discussed in Management's Report on Internal Control over Financial Reporting, we identified a material weakness in internal control over financial reporting. As of the end of the period covered by this report, we have not fully remediated the material weakness in our internal control over financial reporting. In order to address the material weakness, we have taken the following remedial actions:

  •
  We have expanded our accounting staff to include, among other individuals, an experienced corporate controller and an experienced site controller for our Bolivian operation to provide additional review over our presentation and disclosure in financial statements. Additionally these individuals are expected to provide Apex Silver with further technical accounting expertise in applying generally accepted accounting principles;

  •
  We have created a corporate treasury function to manage cash and investments and to assist in the proper presentation and disclosure of these items;

  •
  We will continue to hire additional accounting staff, including an internal audit manager; and

  •
  We have also engaged an outside accounting firm to support our Sarbanes-Oxley Section 404 compliance activities and to assist in preparing our financial statements and providing technical expertise in the proper application of generally accepted accounting principles to various transactions and other financial statement matters.

Changes in Internal Control over Financial Reporting

        Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        The attestation report of our registered public accounting firm, PricewaterhouseCoopers LLP, is included beginning on page F-2 of the financial statements included in this annual report.

ITEM 9B: OTHER INFORMATION

        None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of Apex Silver is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders (the "Proxy Statement"). See "Part I—Items 1 and 2: Business and Properties—Management" for information regarding executive officers of Apex Silver and certain executive officers of Apex Corporation.

ITEM 11: EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information contained under the caption "Certain Transactions" contained in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reference is made to the information contained under the caption "Audit Committee Report" contained in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report on Form 10-K or incorporated by reference:

  (1)
  Our consolidated financial statements are listed on the "Index to Financial Statements" on Page F-1 to this report.

  (2)
  Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

  (3)
  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant issued in connection with the January 2004 private placement.(3)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(4)
4.4	Form of Global Note, dated March 16, 2004.(4)
4.5	Form of Global Note, dated April 1, 2004.(5)
4.6	Form of Warrant issued in connection with the offering of our Ordinary Shares pursuant to a prospectus supplement filed April 3, 2003.(6)
4.7	Form of Warrant issued in connection with the offerings of our Ordinary Shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003.(6)
4.8	Indenture, dated as of October 15, 2004, by and between Apex Silver Mines Limited and The Bank of New York, as Trustee.(7)
4.9	Form of Global Note, dated October 15, 2004.(7)
4.10	Form of Global Note, dated December 14, 2004.(8)
10.1	Management Services Agreement among the Company and its subsidiaries.(9)
10.2	Non-Employee Directors' Share Plan, as amended.(10)
10.3	2004 Equity Incentive Plan.(11)
10.4	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan.
10.5	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan.
10.6	Form of Option Grant to Non-Employee Directors dated April 10, 1997.(12)
10.7	Employment contract between the Company and Marcel F. DeGuire, dated July 23, 1996.(10)
10.8	Employment contract between the Company and Mark A. Lettes, dated May 19, 1998.(13)

10.9	Employment contract between the Company and Keith R. Hulley, dated August 4, 1996.(10)
10.10	Registration Rights Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)
10.11	Form of Change of Control Agreement.(14)
10.12	Registration Rights Agreement, dated March 16, 2004, among Apex Silver Mines Limited, Barclays Bank PLC and Citigroup Global Markets Inc.(4)
10.13	Registration Rights Agreement, dated as of October 15, 2004, by and between Apex Silver Mines Limited and Citigroup Global Markets Inc.(7)
10.14	Collateral Pledge and Security Agreement dated as of October 15, 2004, among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(7)
10.15
Amended and Restated Collateral Pledge and Security Agreement, dated December 14, 2004 among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(8)
10.16	EPCM Services Supply Agreement between Minera San Cristóbal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004.(14)
10.17	Open Pit Contract Mining Services Agreement between Minera San Cristóbal, S.A. and Washington Group Bolivia, S.R.L.(15)
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Mine Reserves Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.

(2)
Incorporated by reference to our amended Registration Statement on Form S-1/A (File No. 333-34685) filed November 18, 1997.

(3)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(4)
Incorporated by reference to our Current Report on Form 8-K filed March 17, 2004.

(5)
Incorporated by reference to our Current Report on Form 8-K filed April 2, 2004.

(6)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(7)
Incorporated by reference to our Current Report on Form 8-K filed October 18, 2004.

(8)
Incorporated by reference to our Current Report on Form 8-K filed December 17, 2004.

(9)
Incorporated by reference to our amended Registration Statement on Form S-1/A (File No. 333-34685) filed October 9, 1997.

(10)
Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-34685) filed August 29, 1997.

(11)
Incorporated by reference to Exhibit 4.3 in our Registration Statement on Form S-8 (File No. 333-117202) filed July 7, 2004.

(12)
Incorporated by reference to Exhibit 4.3 in our Registration Statement on Form S-8 (File No. 333-53185) filed May 20, 1998.

(13)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

(14)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(15)
Portions of this Agreement have been omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 16, 2005 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED
By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President, Chief Executive Officer and Director	March 16, 2005
/s/ HARRY M. CONGER Harry M. Conger	Director	March 16, 2005
/s/ CHARLES L. HANSARD Charles L. Hansard	Director	March 16, 2005
/s/ OVE HOEGH Ove Hoegh	Director	March 16, 2005
/s/ KEITH R. HULLEY Keith R. Hulley	Executive Chairman and Director	March 16, 2005
Kevin R. Morano	Director
/s/ TERRY M. PALMER Terry M. Palmer	Director	March 16, 2005
/s/ CHARLES B. SMITH Charles B. Smith	Director	March 16, 2005
/s/ PAUL SOROS Paul Soros	Director	March 16, 2005
/s/ MARK A. LETTES Mark A. Lettes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

APEX SILVER MINES LIMITED
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004, 2003, and 2002 and for the period from December 22, 1994 (inception) through December 31, 2004	F-6
Consolidated Statements of Changes in Shareholders' Equity for the period from December 22, 1994 (inception) through December 31, 2004	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 and for the period from December 22, 1994 (inception) through December 31, 2004	F-9
Notes to the Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Shareholders of Apex Silver Mines Limited:

        We have completed an integrated audit of Apex Silver Mines Limited's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries (a development stage enterprise) at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 and, cumulatively, for the period from December 22, 1994 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Apex Silver Mines Limited did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the financial reporting process because it lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with the Company's financial reporting requirements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the financial reporting process because it lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with the Company's financial reporting requirements. This control deficiency resulted in the following adjustments to the Company's financial statements:

  •
  In January 2005, it was determined that the accounting for capitalized interest relating to the Company's San Cristobal development project was incorrect. Generally accepted accounting principles require the capitalization of a portion of the interest incurred on debt borrowed for the construction of certain qualifying assets (such as the Company's San Cristobal Project). The Company began capitalizing interest based on only development capital expenditures made related to the San Cristobal Project prospectively from the date that its 2.875% Convertible Senior Subordinated Notes due 2024 were issued. However, the amount of interest capitalized should have been based on all capital expenditures incurred, including the cost to acquire the San Cristobal Property. The Company restated its consolidated financial statements for the first, second and third quarters of 2004 to capitalize additional interest and to reduce interest expense.

  •
  In addition, the control deficiency resulted in a material adjustment to reclassify cash and cash equivalents to short and long term investments prior to filing the Company's second quarter 2004 financial statements and an adjustment to stock compensation expense and related disclosures associated with the Company's adoption of FAS 123 "Accounting for Stock-Based Compensation" prior to filing the Company's third quarter 2004 financial statements.

  •
  The control deficiency also resulted in an audit adjustment to the 2004 financial statements to increase costs capitalized related to the Company's San Cristobal development project asset and to reduce administration expense.

        Additionally, the ineffective controls over the financial reporting process are a control deficiency that could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

        Management determined that the ineffective controls over the financial reporting process are a control deficiency that constitutes a material weakness.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that Apex Silver Mines Limited did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Apex Silver Mines Limited has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Denver, Colorado
March 16, 2005

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	December 31, 2004	December 31, 2003
	(In thousands except share data)
Assets
Current assets
Cash and cash equivalents	$27,740	$17,514
Restricted cash	397	800
Short term investments	419,625	22,769
Restricted investments	4,628	—
Accrued interest receivable	1,102	28
Prepaid expenses and other assets	3,699	1,823

Current assets	457,191	42,934
Property, plant and equipment (net)	127,582	97,979
Long term investments	77,995	—
Deferred financing costs	11,262	—
Value added tax recoverable (net)	6,396	5,239
Restricted cash	2,711	—
Restricted investments	10,657	—
Other	24	15

Total assets	$693,818	$146,167

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,068	$1,453
Accrued salaries, wages and benefits	158	38
Accrued interest payable	2,890	—
Current portion of notes payable	599	91

Current liabilities	7,715	1,582
Notes payable	339,987	599

Total liabilities	347,702	2,181
Commitments and contingencies (Note 12)
Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 47,679,797 and 36,874,640 shares issued and outstanding, respectively	477	369
Additional paid-in capital	443,229	222,430
Accumulated other comprehensive income	68	—
Accumulated deficit during development stage	(97,658)	(78,813)

Total shareholders' equity	346,116	143,986

Total liabilities and shareholders' equity	$693,818	$146,167

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)

				For the period from December 22, 1994 (inception) through December 31, 2004
	The years ended December 31,
	2004	2003	2002
	(in thousands except per share data)
Operating expenses:
Exploration	$(5,306)	$(2,733)	$(3,852)	$(68,196)
Amortization and depreciation	(55)	(36)	(67)	(1,186)

Total operating expenses	(5,361)	(2,769)	(3,919)	(69,382)

Other income and expenses:
Interest and other income	6,108	550	870	20,377
Gains (losses)—commodity derivatives	751	728	(71)	967
Gains—foreign currency derivatives	1,406	—	—	1,406
Administrative	(18,162)	(4,553)	(5,534)	(51,998)
Interest expense and other borrowing costs (net of $2,478 capitalized during 2004 and none captalized during 2003, 2002 and prior)	(3,587)	—	—	(3,587)

Total other income and expenses	(13,484)	(3,275)	(4,735)	(32,835)

Loss before minority interest	(18,845)	(6,044)	(8,654)	(102,217)
Minority interest in loss of consolidated subsidiary	—	—	—	4,559

Net loss	$(18,845)	$(6,044)	$(8,654)	$(97,658)
Other comprehensive income	68	—	—	68

Comprehensive loss	$(18,777)	$(6,044)	$(8,654)	$(97,590)

Net loss per Ordinary Share—basic and diluted(1)	$(0.41)	$(0.17)	$(0.24)

Weighted average Ordinary Shares outstanding	46,528,341	36,576,367	35,677,844

(1)
Potential dilutive Ordinary Shares were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in United States dollars)

	Common Stock				Acumulated Other Comprehensive income
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(in thousands except share data)
Issuance of shares upon incorporation December 22, 1994 ($0.85 per share)	8,822,546	$88.2	$5,571	$—	$—	$5,660
Net loss and comprehensive loss	—	—	—	(213)	—	(213)

Balance, December 31, 1994	8,822,546	88.2	5,571	(213)	—	5,446
Net loss and comprehensive loss	—	—	—	(1,861)	—	(1,861)

Balance, December 31, 1995	8,822,546	88.2	5,571	(2,074)	—	3,585
Issuance of shares in private placement ($8.00 per share)	4,256,700	42.6	32,407	—	—	32,449
Net loss and comprehensive loss	—	—	—	(11,723)	—	(11,723)

Balance, December 31, 1996	13,079,246	130.8	37,978	(13,798)	—	24,311
Purchase of minority interest in ASC Bolivia ($11.00 per share)	268,496	2.7	2,951	—	—	2,953
Issuance of shares to associates ($11.00 per share)	138,595	1.4	1,523	—	—	1,525
Issuance of shares for services ($1.49 per share)	115,207	1.2	232	—	—	233
Stock option compensation expense	—	—	417	—	—	417
Issuance of shares upon Initial Public Offering ($11.00 per share)	5,523,372	55.2	54,720	—	—	54,775
Net loss and comprehensive loss	—	—	—	(14,985)	—	(14,985)

Balance, December 31, 1997	19,124,916	191.2	97,820	(28,783)	—	69,229
Exchange of Apex LDC shares	7,079,006	70.8	(71)	—	—	—
Stock options exercised ($7.91 per share)	25,001	0.3	197	—	—	198
Stock awards ($8.50 per share)	21,838	0.2	185	—	—	186
Unearned compensation	—	—	(186)	—	—	(186)
Net loss and comprehensive loss	—	—	—	(11,030)	—	(11,030)

Balance, December 31, 1998	26,250,761	262.5	97,946	(39,812)	—	58,397
Stock options exercised ($8.77 per share)	25,549	0.3	224	—	—	224
Sale of Ordinary Share units ($12.00 per unit)	8,090,132	80.9	94,005	—	—	94,086
Commissions paid in stock ($12.00 per share)	84,184	0.8	(1)	—	—	—
Stock awards ($12.06 per share)	15,542	0.2	187	—	—	188
Unearned compensation (net)	—	—	(87)	—	—	(87)
Net loss and comprehensive loss	—	—	—	(7,979)	—	(7,979)

Balance, December 31, 1999	34,466,168	344.7	192,275	(47,791)		144,828
Stock compensation ($10.88 per share)	5,100	0.1	55	—	—	55
Stock awards ($9.13 per share)	15,361	0.2	140	—	—	140
Unearned compensation	—	—	273	—	—	273
Net loss and comprehensive loss	—	—	—	(7,740)	—	(7,740)

Balance, December 31, 2000	34,486,629	344.9	192,743	(55,531)	—	137,557

	Common Stock				Acumulated Other Comprehensive income
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2000	34,486,629	$344.9	$192,743	$(55,531)	$—	$137,557
Stock to acquire mineral rights ($9.43 per share)	96,136	1.0	906	—	—	907
Stock options exercised ($10.36 per share)	39,119	0.4	405	—	—	405
Stock issued as note payment ($10.95 per share)	70,875	0.7	775	—	—	776
Stock ($11.04 per share) and options to consultants	36,000	0.4	525	—	—	525
Stock awards (net) ($9.27 per share)	73,638	0.74	678	—	—	679
Net loss and comprehensive loss	—	—	—	(8,584)	—	(8,584)

Balance, December 31, 2001	34,802,397	348.0	196,032	(64,115)	—	132,266
Sale of Ordinary Shares ($13.10 per unit)	500,000	5.0	6,545	—	—	6,550
Stock to acquire mineral rights ($15.37 per share)	58,307	0.6	892	—	—	892
Stock options exercised ($9.12 per share)	555,244	5.6	5,057	—	—	5,063
Stock issued as note payment ($16.19 per share)	58,895	0.6	953	—	—	954
Stock ($13.34 per share) and options to consultants	204,655	2.0	3,561	—	—	3,563
Stock awards (net) ($12.95 per share)	88,819	0.9	1,149	—	—	1,150
Offering costs	—	—	(53)	—	—	(53)
Net loss and comprehensive loss	—	—	—	(8,654)	—	(8,654)

Balance, December 31, 2002	36,268,317	362.7	214,137	(72,769)	—	141,731
Stock options exercised ($9.77 per share)	317,220	3.2	3,096	—	—	3,099
Stock Warrants exercised ($12.92 per share)	60,000	0.6	775	—	—	775
Stock ($15.13 per share) and warrants to consultants	137,987	1.4	2,911	—	—	2,912
Stock awards (net) ($16.90 per share)	79,829	0.8	1,348	—	—	1,349
Stock issued as note payment ($14.53 per share)	11,287	0.1	164	—	—	164
Net loss and comprehensive loss	—	—	—	(6,044)	—	(6,044)

Balance, December 31, 2003	36,874,640	368.7	222,430	(78,813)	—	143,986
Stock options exercised ($11.03 per share)	159,700	1.6	1,760	—	—	1,762
Stock awards granted ($17.48 per share)	228,500	2.3	2,718	—	—	2,720
Stock to consultants ($19.64 per share)	23,681	0.2	465	—	—	465
Sale of Ordinary Shares net, ($21.02 per share)	10,393,276	103.9	208,508	—	—	208,612
Fair value of stock options granted	—	—	3,220	—	—	3,220
Stock option modification costs associated with retirement of Chairman, board member and employee	—	—	4,128	—	—	4,128
Unrealized gain on marketable equity securites	—	—	—	—	68	68
Net loss	—	—	—	(18,845)	—	(18,845)

Balance, December 31, 2004	47,679,797	$476.7	$443,229	$(97,658)	$68	$346,116

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

				For the period from December 22, 1994 (inception) through December 31, 2004
	The Years Ended December 31,
	2004	2003	2002
	(in thousands except share data)
Cash flows from operating activities:
Net cash used in operating activities (Note10)	$(9,218)	$(3,199)	$(3,692)	$(82,539)

Cash flows from investing activities:
Purchase of available-for-sale investments	(459,534)	(3,349)	(21,900)	(557,242)
Sale of available-for-sale investments	175,989	1,398	24,625	251,962
Purchase of held-to-maturity investments	(226,295)	(4,245)	(3,202)	(233,741)
Sale of held-to-maturity investments	35,069	6,400	—	41,469
Purchase of restricted investments to provide for interest payments	(15,285)	—	—	(15,285)
Additions to property, plant, and equipment	(26,562)	(3,923)	(4,975)	(118,193)

Net cash used in investing activities	(516,618)	(3,719)	(5,452)	(631,030)

Cash flows from financing activities:
Proceeds from the issuance of Ordinary Shares (net of issuance costs of $9,803 for 2004 and $0 for 2003 and 2002)	208,612	—	6,550	406,923
Proceeds from the issuance of convertible notes (net of issuance costs of $11,900 for 2004 and $0 for 2003 and 2002)	328,087	—	—	328,087
Payment of notes	(91)	—	(336)	(2,040)
Proceeds from exercise of stock options and warrants	1,762	3,875	5,063	11,447
Restricted cash to collateralize letters of credit	(2,308)	(800)	—	(3,108)

Net cash provided by financing activities	536,062	3,075	11,277	741,309

Net increase (decrease) in cash and cash equivalents	10,226	(3,843)	2,133	27,740
Cash and cash equivalents, beginning of period	17,514	21,357	19,224	—

Cash and cash equivalents, end of period	$27,740	$17,514	$21,357	$27,740

Supplemental information:
Interest paid	$2,859	$—	$—	$2,859

Supplemental non-cash transactions: (See Note 10)

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

1.     Incorporation, Recapitalization and Operations

        Apex Silver Mines Limited ("Apex Limited" or the "Company") was formed under the laws of the Cayman Islands in March 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex Silver Mines LDC ("Apex LDC"). On April 15, 1996, holders of approximately 55% of the then-outstanding shares of Apex LDC elected to participate, effective as of the completion of a proposed private placement of shares of Apex Limited which was completed as of August 6, 1996, in a recapitalization effected by an exchange, on a one-for-one basis, of their shares in Apex LDC for identical equity instruments of Apex Limited (the "Recapitalization"). The balance of shareholders retained a direct ownership interest in Apex LDC. As a result of this recapitalization, Apex LDC became a majority-owned subsidiary of Apex Limited. The accompanying financial statements reflect the historical accounts of the Company's predecessor, Apex LDC. For purposes of the accompanying consolidated financial statements of Apex Limited, the recapitalization has been given retroactive effect to the date of incorporation of Apex LDC, with the results of operations and equity attributable to the other ownership interests in Apex LDC being reflected in "minority interest in consolidated subsidiary". During subsequent years Apex Limited acquired the remaining interest in Apex LDC through equity transactions. Consequently, for purposes of these financial statements, Apex Limited is considered the successor to Apex LDC.

        The Company's principal activities are the exploration and development of mineral properties. The Company is currently an "exploration and development stage company" as it has not yet realized revenues from planned operations. Activities since inception have included acquisition of mineral interests, raising capital through debt and equity transactions and commencement of exploration and development activities. The Company is in the process of developing its San Cristobal property and evaluating certain of its other properties to determine the economic feasibility of bringing one or more of the properties into production.

        The Company, through indirect subsidiaries, conducts exploration activities in Central America and South America and currently holds interests in non-producing mineral properties in Bolivia, Mexico and Peru.

2.     Summary of Significant Accounting Policies

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The policies adopted, considered by management to be significant, are summarized as follows:

        a.     Basis of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

        b.     Translation of foreign currencies

        Substantially all expenditures are made in United States dollars. Accordingly, the Company uses the United States dollar as its functional and reporting currency.

        c.     Cash and cash equivalents

        The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        d.     Restricted cash

        The Company has certain commitments in the form of letters of credit that are collateralized by cash and/or highly-liquid investments with maturities of three months or less when purchased. Such cash and investments are recorded to restricted cash until the letters of credit are released by the holder at which time they are reclassified to cash and cash equivalents. (See Note 12 with respect to letters of credit issued.)

        e.     Investments

        Available for Sale—Available for sale securities are recorded at market, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations.

        Held to Maturity—Held to maturity investments are debt securities which the Company intends to hold until maturity and are recorded at unamortized cost. Income is recorded based upon the current yield of the security. Any non-temporary impairment in value will be recorded in the statement of operations at the date of the impairment. No impairments have been recorded at December 31, 2004.

        Restricted—Restricted investments are held to maturity securities held in an escrow account for the purpose of paying the semi-annual interest on the Company's 4% Convertible Senior Subordinated Notes through 2007 pursuant to the terms of the related arrangements.

        f.      Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. Mineral properties include acquisition costs and property development costs. When mineral properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

        Beginning September 1, 1997, all costs associated with the Company's San Cristobal Project have been capitalized. As of December 31, 2004 and 2003 capitalized property and development costs related to the San Cristobal Project amounted to approximately $122.1 and $95.0 million respectively. Capitalized costs at San Cristobal include all direct costs associated with the project, certain interest, depreciation on assets being used to construct the project and other internally allocated costs directly associated with the advancement of the project.

        No amounts related to other mineral properties have been capitalized.

        g.     Property, plant and equipment

        Buildings are stated at cost and are depreciated using the straight-line method over useful lives of thirty to forty years or the life of the mine whichever is shorter. Mining equipment and machinery are stated at cost and are depreciated using the straight-line method over useful lives of three to eight years. Other furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years.

        h.     Asset impairment

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

        i.      Deferred financing costs

        Costs incurred in connection with the issuance of the Company's Senior Subordinated Convertible Notes are deferred and amortized over ten years which corresponds to the call provision of the notes. During 2004 the Company amortized approximately $0.6 million of the deferred costs leaving an unamortized balance at December 31, 2004 of approximately $11.3 million.

        j.      Stock compensation

        Prior to 2004 the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation related to stock options was reflected in net loss for periods prior to 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Other stock based compensation reflected in net loss for periods prior to 2004 was recorded in accordance with APB No. 25.

        Effective January 1, 2004 the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 ("FAS No. 123"), Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company used the "modified prospective method" of transition, as defined in FAS No. 123 and FAS No. 148, under which employee stock-based compensation cost was recognized from January 1, 2004 as if the fair value based accounting method in FAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result of the adoption of FAS 123, the Company recognized compensation costs of $10.1 million for the year ended December 31, 2004. These costs include a charge of approximately $4.1 million relating to the modification of stock awards previously granted to the retiring Company Chairman, a retiring director and a retiring employee (see Note 9). Approximately $1.4 million of the costs were related to compensation paid to employees directly working on the San Cristobal project and as such were capitalized, while the remaining $8.7 million was charged to expense.

        As provided for under FAS No. 148, the following tables illustrate the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for 2004, 2003 and 2002.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(in thousands except per share)
Net loss as reported	$(18,845)	$(6,044)	$(8,654)
Add back: stock based compensation recognized in net loss reported, net of tax effect	8,651	1,038	955
Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(8,651)	(3,866)	(3,569)

Proforma net loss	$(18,845)	$(8,872)	$(11,268)

Net loss per ordinary share basic and diluted:
As reported	$(0.41)	$(0.17)	$(0.24)

Proforma	$(0.41)	$(0.24)	$(0.32)

        For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company's Ordinary Shares over its public trading life. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Weighted average risk-free interest rate	2.95%	2.50%	3.10%
Weighted average volatility	44.90%	42.80%	42.50%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	3.89	2.93	2.91

        k.     Net loss per Ordinary Share

        Basic loss per share is computed by dividing net earnings available to ordinary shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Ordinary Shares were exercised or converted into Ordinary Shares.

        Outstanding options to purchase 2,437,071, 2,151,926, and 1,963,891 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2004, 2003 and 2002 respectively, because to do so would have been antidilutive. Also, warrants to purchase 450,000 Ordinary Shares and convertible notes to purchase 11,879,350 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2004, because to do so would have been antidilutive. Therefore, basic loss per share is the same as dilutive loss per share.

        l.      Derivative financial instruments

        The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FAS Statement No. 133. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Through December 31, 2004 the Company had not engaged in transactions which would be accounted for as a hedge under FAS 133. Therefore, all derivative financial instruments have been adjusted to market value at the end of each reporting period with the related change in value recorded to earnings.

        To complete the project financing on San Cristobal, the Company may be required to hedge a portion of its planned production. In addition, when San Cristobal enters production, the Company may sell forward a portion of its production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

        The Company currently engages in limited metals trading activities utilizing puts and calls and other market instruments. The Company measured the fair value of open positions at each reporting period and recorded the difference in the carrying value to current earnings, in accordance with FAS 133.

        During 2004, 2003 and 2002 the Company recorded mark to market gains (losses) of approximately $751,000, $728,000, and ($71,000) respectively. Since inception the Company has recorded gains of approximately $1.0 million related to the metals trading program. Of that amount, approximately $1.5 million represents a cash gain partially offset by approximately $0.5 million of unrealized loss at December 31, 2004.

        During 2004, the Company placed an order for certain long lead equipment related to the San Cristobal Project that was denominated in Euros. To partially offset the potential deterioration of the U.S. dollar relative to the Euro, the Company entered into a foreign currency collar transaction utilizing puts and calls. At December 31, 2004, the Company recognized a mark-to-market gain related to the transaction of approximately $1.4 million. The Company may enter into foreign currency transactions from time to time such as when making purchases of long lead material and equipment that will be settled in a currency other than U.S. dollars.

        Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        m.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in stockholders' equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For 2004 Comprehensive loss included the increase in the market value of available for sales securities and is reported on the Statements of Consolidated Operations and Comprehensive Loss. For 2003 and 2002, comprehensive loss equaled net loss.

        n.     Revisions in Classification

        Certain revisions in classification have been made to the 2003 and 2002 financial information to conform to the 2004 financial statements to ensure comparability. The Company revised the classification of funds held in auction rate securities from cash equivalents to available for sale short-term investments for the balance sheet as of December 31, 2003 and the cash flows statement periods ended December 31, 2003 and 2002 to conform to December 31, 2004 classifications. Such revisions had no effect on net loss or cash used in operations. (See Note 3.)

        o.     New Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. As the Company adopted FAS No 123 effective January 1, 2004 (note 2 (j)), it does not anticipate that the new Standard will have a material impact on its results of operations or financial position.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement applies to inventory costs incurred in the first fiscal year beginning after June 15, 2005. Until the Company enters production FAS 151 is not expected to impact the Company's financial position or results from operations.

        The Emerging Issues Task Force ("EITF") formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached consensus that the mineral rights should be considered tangible assets. The EITF also reached consensus on other mining related issues involving impairment and business combinations. On April 28, 2004, the FASB ratified the consensus of the EITF that mineral rights should be considered tangible assets. The Task Force also considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the Task Force directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited. At this stage these developments do not affect the Company, but the Company will continue to monitor the progress of the EITF on these mining industry accounting issues.

        p.     Income Taxes

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109"). Under this standard, future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date. Future income tax assets also result from unused loss carryforwards and other deductions that are not allowed in the current tax period. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Although the Company has tax loss carryforward (see Note 8), there is uncertainty as to utilization. Accordingly, the future income tax assets amounts have been fully offset by an uncertainty provision.

3.     Investments

        The Company invests only in government and corporate securities rated "investment grade" or better. The following table summarizes the Company's investments at December 31, 2004 and 2003:

	Cost	Market	Balance	Holding Losses
	(in Thousands)
December 31, 2004
Short-term
Available for sale
Common stock	$184	$374	$374
Bond funds	3,381	3,259	3,259
Auction rate securities	301,715	301,715	301,715

Total available for sale	305,280	305,348	305,348
Held to maturity
Government bonds	$95,152	$94,894	$95,152	$(263)
Municipal bonds	3,036	3,034	3,036	(3)
Corporate Notes	12,186	12,155	12,186	(31)
Euro Bonds	3,903	3,913	$3,903	(2)

Total held to maturity	114,277	113,996	114,277	(299)

Total short term	$419,557	$419,344	$419,625	$(299)

Long-Term:
Held to maturity
Government bonds	$73,938	$73,705	$73,938	$(233)
Municipal bonds	1,503	1,503	1,503	—
Corporate Notes	2,554	2,540	2,554	(15)

Total long term	$77,995	$77,748	$77,995	$(248)

Restricted Investments:
Short-term
Government bonds	$4,628	$4,622	$4,628	$(7)

Long-term
Government bonds	$10,657	$10,588	$10,657	$(70)

December 31, 2003
Short-term
Available for sale
Common stock	$184	$452	$184
Corporate Notes	197	204	197
Auction rate securities	21,350	21,350	21,350

Total available for sale	21,731	22,006	21,731
Held to maturity
Corporate Notes	$1,038	$1,026	$1,038	$(12)

Total held to maturity	1,038	1,026	1,038	(12)

Total short term	$22,769	$23,032	$22,769	$(12)

        The Company has concluded that it is appropriate to classify auction rate securities as short term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as current investments in the Consolidated Balance Sheets as of December 31, 2004. The Company also made corresponding adjustments to its Consolidated Balance Sheet in the amount of $21.4 million at December 31, 2002 and its Consolidated Statement of Cash Flows for the period ended December 31, 2003, December 31, 2002 and for the period December 22, 1994 (inception) through December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in previously reported Consolidated Statement of Cash Flows, or previously reported Consolidated Statement of Operations for any period.

        The following table sets forth the affect of the revised classification of auction rate securities to the Company's Consolidated Statements of Cash Flows:

	December 31,
	2003	2002
	(in thousands)
Net cash used in investing activities:
As originally presented	(3,923)	(4,975)
Revised classification of auction rate securities	204	(477)

As currently presented	(3,719)	(5,452)

        Quoted market prices at December 31, 2004 were used to determine the market values of the above investments.

4.     Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31, 2004	December 31, 2003
	(amounts in thousands)
Prepaid insurance	$469	$488
Prepaid consulting & contractor fees	1,932	1,317
Receivables, travel advances and other	283	362
Withholding taxes receivable	99	—
Unrealized derivative gains (losses)	916	(344)

	$3,699	$1,823

        The prepaid consulting and contractor fees at December 31, 2004 consist primarily of advance payments made to contractors for work being performed at the San Cristobal Project. The prepaid consulting and contractor fees at December 31, 2003, consist primarily of the value of Ordinary Shares issued to two contractors to provide exploration services related to certain of the Company's properties in Bolivia, Peru and Uzbekistan, which were completed in 2004.

        Unrealized trading gains and losses are the result of hedging transactions that have been marked to market at year end. Amounts actually realized will differ from the above amounts based on market values at the date the hedge instruments are settled.

5.     Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company has begun to develop. At December 31, 2004, and 2003 the recoverable VAT recorded for Bolivia was $6.4 and $5.1 million respectively.

        The VAT paid in Mexico is related to exploration activities and according to Mexican law is recoverable upon application to the tax authorities. During 2004 the Company received a VAT tax refund from the Mexican tax authorities and at December 31, 2004 there was no further recoverable VAT for Mexico. At December 31, 2003, the Company had recorded recoverable VAT for Mexico of $0.2 million.

        Because of the uncertainty of the recoverability of VAT paid in Peru, VAT costs incurred in Peru are charged to expense as incurred.

6.     Property, Plant and Equipment

        The components of property, plant, and equipment were as follows:

	December 31, 2004	December 31, 2003
	(amounts in thousands)
Mineral properties (San Cristobal)	$122,141	$95,041
Buildings	1,408	1,408
Mining equipment and machinery	5,524	2,972
Other furniture and equipment	1,263	845

	130,336	100,266
Less: Accumulated depreciation	(2,754)	(2,287)

	$127,582	$97,979

        Depreciation expense for the periods ended December 31, 2004, 2003 and 2002 totaled $55 thousand, $36 thousand, and $67 thousand respectively. For the periods December 31, 2004, 2003 and 2002, depreciation associated with the San Cristobal Project was capitalized in the amounts of $412 thousand, $469 thousand, and $508 thousand respectively.

        During 2004, the Company capitalized $2.5 million of interest related to its Convertible Senior Subordinated Notes to the San Cristobal mineral property. No interest was capitalized in prior years.

7.     Notes Payable

        During 2004, the Company completed several private placements of 2.875% and 4.00% Convertible Senior Subordinated Notes due 2024. The placements of notes resulted in gross proceeds of $340.0 million and net proceeds, after commissions, of $328.1 million. All of the notes were issued at a price of $1,000 and are convertible into the Company's Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. Full conversion of the notes would result in the issuance of approximately 11.9 million of the Company's Ordinary Shares (see Note 9).

        During 2004 the Company recorded interest expense and other borrowing costs of $3.6 million, net of $2.5 million capitalized, related to the Convertible Senior Subordinated Notes due 2024. At December 31, 2004 the Company recognized interest payable to the note-holders of $2.9 million. The Company recorded no interest expense or interest payable for the years ending December 31, 2003 and 2002.

        In 1999, the Company executed a non-interest bearing note agreement with the San Cristobal Foundation for $2.0 million payable by the end of 2005. During 2004 the Company made payments on the note totaling $90 thousand. Prior to 2004, the Company had made payments on the note totaling $1.3 million, including a stock grant valued at $0.8 million. The note is being carried on the Company's books for $599 thousand at December 31, 2004.

        The Company's notes payable consists of the following:

	December 31, 2004	December 31, 2003
	(amounts in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$200,000	$—
4.00% Convertible Senior Subordinated Notes due 2024	139,987	—
San Cristobal Foundation	599	690

Total	340,586	690
Less: Current portion	(599)	(91)

Total non-current portion	$339,987	$599

        The remaining $599 thousand due on the San Cristobal note will be paid in 2005 and the $340 million of convertible debt is due in 2024.

        Pursuant to the agreement related to the 4% notes, the Company is required to maintain restricted investments to cover the payment of interest on the notes for the first three years (see Note 3). The amount invested will at maturity equal the interest payments due. As of December 31, 2004, $4.6 million of the investments are classified as current, representing interest payments due in 2005, and the $10.7 million balance will be used to make interest payments in 2006 and 2007.

8.     Income Taxes

        The Company did not record a provision or benefit for income taxes for periods ended December 31, 2004, 2003 and 2002, due to the availability of current period losses, net operating loss carryforwards, and the uncertainty of their future realization. Further, the Cayman Islands currently does not impose any form taxation. Accordingly, the Company has no current or deferred US or foreign tax expense.

        The loss before income taxes consists of the following for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Loss Before Income Taxes:
U.S.	$(1,685)	$(143)	$(267)
Foreign	(17,160)	(5,901)	(8,387)

	$(18,845)	$(6,044)	$(8,654)

        The Company is incorporated in the Cayman Islands which currently does not impose income taxes. The Company paid no income taxes during the year ended December 31, 2004.

        The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities are as follows as of December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in thousands)
Deferred Tax Assets:
Tax loss carryforwards	$8,302	$7,505
Stock-based compensation	3,768	—
Property, plant and equipment	920	188
Other	7	—

Total deferred tax assets	12,997	7,693

Deferred Tax Liabilities:
Other	109	128

Total deferred tax liabilities	109	128

Net Deferred Tax Asset Before Valuation Allowance	$12,888	$7,565

Valuation Allowance	$(12,888)	$(7,565)

Net Deferred Tax Asset	$—	$—

        In the U.S., there are approximately $4.9 million of federal and state net operating loss carryforwards at December 31, 2004, which will expire in future years through 2023.

        At December 31, 2004, the Company's foreign subsidiaries had net operating loss carryforwards in certain non-U.S jurisdictions of $24.8 million. Of these, $19.8 million have no expiration, and the remaining $5.0 million will expire in future years through 2014.

        The valuation allowance for deferred tax assets of $12.9 million and $7.6 million at December 31, 2004 and 2003, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. The Company will reassess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration.

        See Note 12. for a discussion regarding income tax contingencies.

9.     Stockholder's Equity

        Stock Option Plans—The Company has established a plan to issue share options and other awards of the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards granted cannot exceed 2 million Ordinary Shares. Options granted and other awards under the Plan are not transferable unless otherwise provided for in a specific award agreement. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the anniversary of the date of grant. Unexercised options expire ten years after the date of grant.

        The Company has established a share option plan for its non-employee directors (the "Director Plan"). Under the Director Plan, the total number of options granted cannot exceed five percent of the Company's outstanding shares. Pursuant to the Director Plan, non-employee directors receive (i) at the effective date of their initial election to the Company's board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the "AMEX") on such date, (ii) at the close of business of each annual meeting of the Company's shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company's Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to the closing price of the Ordinary Shares on the AMEX on such date. Options granted to a non-employee director vest on the date of the grant and expire ten years after the date of the grant or three years after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

        A summary of the Company's stock options at December 31, 2004, 2003 and 2002 and changes during those years is presented in the following table:

	2004		2003		2002
Options	Number of Shares	Average Per Price Share	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	2,151,926	$12.75	1,963,891	$11.01	1,895,150	$9.69
Granted during period	444,845	$18.48	592,005	$16.69	635,235	$13.11
Forfeited or expired during period	—	$—	(86,750)	$11.08	(11,250)	$9.03
Exercised during period	(159,700)	$11.03	(317,220)	$9.84	(555,244)	$9.12

Outstanding at end of period	2,437,071	$13.88	2,151,926	$12.75	1,963,891	$11.01

Exercisable at end of period	1,511,735	$12.32	1,097,081	$11.22	971,116	$10.14
Weighted average fair value of options outstanding		$5.32		$3.37		$3.02
Weighted average remaining contractual life	7.7 years		7.8 years		7.9 years

        Outstanding options at December 31, 2004 ranged in exercise price from $16.68 to $22.54. Options granted during 2004, 2003 and 2002 ranged in exercise price from $16.68 to $22.54, $13.83 to $16.95 and $7.00 to $15.76 respectively. The weighted average fair value of options granted in 2004, 2003 and 2002 was $7.11, $4.78 and $4.12 respectively. All options have been granted at market value.

        Of the outstanding options at December 31, 2004, 309,982 of the options, with an average exercise price of $10.18, will expire during the five year period ending December 31, 2009. The remaining 2,127,089 outstanding options, with an average exercise price of $14.41, will expire by December 9, 2014.

        In connection with the retirement of the Company Chairman as an executive on September 30, 2004 and the retirement of an employee effective November 15, 2004, the stock awards and stock options previously granted to the chairman and employee were modified as follows: (i) share awards and share option agreements were modified to permit unvested restricted stock and options to vest in accordance with their original terms, rather than terminating upon termination of employment and; (ii) vested stock options previously granted will expire in accordance with their original terms, rather than terminating within 180 days following termination of employment. The effect of these modifications was a non-cash charge of $3.9 million and $89,000 recorded to administrative expense for the Chairman and employee respectively.

        On September 30, 2004, the Company amended the Director Plan to extend the expiration date of options granted pursuant to the Director Plan from one year after the director ceases to serve as a director of the Company to three years after such date, unless the Board elects otherwise, provided that the term of the option may in no event exceed ten years after the date of the grant. The effect of the modification to the Director plan was a non-cash charge of $49,000 to administrative expense for the year ended December 31, 2004.

        Warrants—At December 31, 2004, 450,000 warrants to purchase Ordinary Shares were outstanding. The warrants are at strike prices ranging between $12.92 and $20.79 with a weighted average strike price of $19.29 and expiration dates ranging from April 1, 2008 to September 27, 2009.

        Convertible Debt—In connection with the Convertible Senior Subordinated Notes, the Company may be required to issue up to 11,879,350 of its Ordinary Shares should the note-holders convert, per the terms of the notes, at a conversion rate of 34.9406 shares per $1,000 principle amount of notes (equal to an initial conversion price of $28.62 per Ordinary Share). The notes are due in 2024 (see Note 7).

        Common Stock Issuances—During January and February 2004, the Company completed two offerings of its Ordinary Shares for a total of 10,393,276 shares at an average offering price of $21.02 per share, realizing total gross proceeds of $218.4 million and net proceeds of $208.6 million after commissions and fees. These offerings were made pursuant to two universal shelf registration statements previously filed with the Securities and Exchange Commission, and substantially exhausted the securities available under those registration statements.

        On December 13, 2004, December 4, 2003 and December 13, 2002, the Company issued 10,500, 48,142, and 61,396 Ordinary Shares under the Plan respectively to employees as performance bonuses for past services. All of these bonus shares vest two years from the date of grant. Costs of $175 thousand, $725 thousand and $911 thousand were recorded in 2004, 2003 and 2002 respectively related to these issuances.

        On December 13, 2004, the Company granted a retiring Director and former Chairman 150,000 shares and recorded compensation expense in the amount of $2.5 million.

        During 2004 the Company also issued 68,000 shares to two employees as a retention incentive under the plan. The shares vest over a four year period at an annual rate of 10%, 15%, 25% and 50% for years one through four respectively. The Company will recognize compensation costs over the vesting period of the shares. During 2004 the Company recorded $44,000 to compensation costs related to these share grants.

        In addition, during 2004, 2003 and 2002 the Company issued 23,681, 137,987 and 204,655 Ordinary Shares to consultants and recorded costs of $0.5, $2.9 and $3.6 million respectively.

        Total compensation costs recognized for stock-based employee compensation awards were $10.1, $1.3 and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 costs include $4.1 million associated with the extension of the expiration dates of stock options previously granted to the retiring Chairman and a retiring employee.

10.   Cash Flow Information

        The following is a reconciliation of net loss to cash from operations:

				For the period December 22, 1994 (inception) through December 31, 2004
	The years ended December 31,
	2004	2003	2002
	(amount in thousands)
Cash flows from operating activities:
Net loss	$(18,845)	$(6,044)	$(8,654)	$(97,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	55	36	67	1,186
Amortization of deferred financing costs	638	—	—	638
Minority interest in loss of consolidated subsidiary	—	—	—	(4,559)
Stock compensation	8,651	1,038	955	12,388
Shares issued in consideration for services	60	2,912	3,563	8,585
Shares issued to purchase mineral rights	—	—	892	1,799
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,074)	109	(57)	(1,102)
(Increase) decrease in prepaid expenses and other assets	(1,876)	(1,633)	(367)	(3,699)
Increase in value added tax recoverable	(1,157)	(34)	(134)	(6,396)
Increase (decrease) in accrued salaries, wages and benefits	120	6	8	158
Increase in accrued interest payable net of amounts capitalized	1,604	—	—	1,604
Increase (decrease) in accounts payable	2,615	359	147	4,068
Other increase (decrease)	(9)	52	(112)	449

Net cash used in operating activities	$(9,218)	$(3,199)	$(3,692)	$(82,539)

        The following table details supplemental non-cash transactions:

	The years ended December 31,
	2004	2003	2002
	(amounts in thousand except per share)
Stock based compensation (expensed)	$8,651	$1,038	$955
Stock based compensation costs (capitalized)	$1,417	$311	$196
Acquisition of mineral rights for Ordinary Shares at an average of $0.00, $0.00 and $15.37 per share respectively	$—	$—	$892
Payment of debt with Ordinary Shares at an average of $0.00, $14.53 and $16.19 per share respectivly	$—	$164	$954
Payment of consulting services with Ordinary Shares, options and warrants at an average of $19.64, $15.13 and $13.34 per share respectively	$465	$2,912	$3,563
Accrued interest expense capitalized	$1,286	$—	$—
Depreciation expense capitalized	$412	$469	$508
Offering costs incurred	$21,703	$—	$—
Unrealized gains on available for sale investments	$68	$—	$—
Purchase of Euro call option	$(500)	$—	$—
Sale of Euro put option	$500	$—	$—

11.   Asset Retirement Obligations

        No asset retirement liabilities have been recorded by the Company at December 31, 2004, as there has been no disturbance that would require reclamation or remediation at San Cristobal or at any of the Company's other projects. Exploration and development costs incurred in 2004 and prior years consist primarily of building roads and other infrastructure, which will not be reclaimed. Beginning in 2005, activity is expected to commence which will require the recognition of an asset retirement obligation based upon estimated costs to reclaim the property. The costs will be capitalized as part of development costs and the obligation will be recorded based upon the estimated present value of the costs expected to be incurred.

12.   Commitments and Contingencies

        Leases—The Company has lease commitments as follows:

	2005	2006	2007	2008	2009
San Cristobal holding costs	$360,000	$360,000	$360,000	$360,000	$360,000
Corporate headquarters office lease	$300,000	$306,000	$306,000	$306,000	$102,000

        The Company is required to make mining patent lease payments to the Bolivian government to maintain its rights to the San Cristobal mining concessions. The Company has made such payments totaling approximately $360,000 per year for the years ending December 31, 2004, 2003 and 2002 and the payments were recorded to the mining property.

        A lease associated with the corporate headquarters office space expires in 2009. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $271,000, $215,000 and $215,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

        Letters of Credit—At December 31, 2004, the Company had outstanding irrevocable letters of credit in the aggregate amount of $2.7 million associated with the construction management contractor, the planned port facilities and other contractors for the San Cristobal Project. The Company has deposited $3.0 million to collateralize the letters of credit, which is recorded as restricted cash.

        Capital Commitments—The Company has placed orders and entered into agreements for certain long lead equipment for its San Cristobal Project totaling approximately $30.7 million, including the foreign currency value of an order to be settled for 12.8 million Euros. Should the Company cancel any of the orders, it would incur varying cancellation fees that would have totaled approximately $557,000 at December 31, 2004.

        The Company has also entered into certain contracts with respect to its San Cristobal operations including construction management and contract mining agreements (see Note 16).

        Income taxes—The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such an examination, Bolivian tax authorities have raised issues and proposed tax deficiencies. The Company has reviewed the issues raised by the Bolivian tax authorities and believes it has a reasonable basis for contesting the full amount of this proposed tax deficiency. The Company believes the likelihood was remote that a liability existed for this issue at December 31, 2004.

13.   Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, receivables, value added tax recoverable, accounts payable, other current liabilities and long-term debt. Except for the value added tax and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities. The estimated fair values of the Company's long-term financial instruments as measured on December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Value added tax recoverable	$6,396	$5,451	$5,239	$3,807
Investments held to maturity	192,272	191,744	1,038	1,026
2.875% Convertible Senior Subordinated Notes due 2024	200,000	188,000	—	—
4.00% Convertible Senior Subordinated Notes due 2024	139,987	138,587	—	—
Notes payable	599	576	690	541

        The fair values of the value added tax recoverable and the long-term debt are estimated based on the expected timing of future cash flows and the Company's incremental borrowing rate are prepared by internal Company experts. The fair value estimate of investments held to maturity were prepared by an independent party. These estimates may not reflect the actual trading value of the instruments.

14.   Segment Information

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company's sole activity is exploration for and development of mineral properties containing silver and, consequently substantially all of the Company's long-lived assets are in Bolivia. The Company's other principal assets consist primarily of short term, long term and restricted investments held in US government and US corporate securities.

15.   Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2004, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(amounts in thousands except per share)
2004
Net loss for the period	$(4,661)	$(3,166)	$(6,612)	$(4,406)
Net loss per Ordinary Share—basic and diluted	$(0.11)	$(0.07)	$(0.14)	$(0.09)
2003
Net loss for the period	$(1,693)	$(2,061)	$(955)	$(1,335)
Net loss per Ordinary Share—basic and diluted	$(0.05)	$(0.06)	$(0.03)	$(0.04)
2002
Net loss for the period	$(1,070)	$(3,265)	$(2,412)	$(1,907)
Net loss per Ordinary Share—basic and diluted	$(0.03)	$(0.09)	$(0.07)	$(0.05)

16.   Subsequent Events

        On January 7, 2005, the Company entered into an Open Pit Contract Mining Services Agreement with Washington Group Bolivia S.R.L. (the "Contractor"), under which the Contractor will provide contract mining services for the Company's San Cristobal silver, zinc and lead open pit mine development project in Bolivia. These services will include construction and maintenance of site access and haul roads, open pit preproduction stripping, mining of ore and waste, construction and management of waste dumps and ore stockpiles, and various other contract mining services. The Contractor will be compensated on a cost reimbursable basis for the actual costs incurred plus certain fees. The Contractor will receive special bonuses and incentive payments for achieving or exceeding the production requirements at cost levels below those agreed as targets with the Company. The Contractor has certain obligations and caps on liability with respect to the performance of defective work.

        The Agreement expires ten years after commencement of production mining, unless earlier terminated by the Company or the Contractor. The Company may terminate the Agreement at any time by giving written notice to the Contractor to that effect. Terminating the Agreement may subject the Company to the payment of a termination fee and other capital costs. The Contractor may terminate the Agreement in the event of certain defaults of the Company.

        In March 2005, the Company signed an agreement with a Bolivian company to extend a power line approximately 180 kilometers from the community of Punutuma to San Cristobal. The construction of this line is expected to be completed by mid-2006 at a cost of approximately $22 million. Should the Company terminate the agreement, it would be required to reimburse costs and expense incurred and in certain circumstances, a termination fee. Until the power line is completed, power for construction at the San Cristobal project will continue to be obtained from on-site generators.

QuickLinks

PART I
  ITEMS 1 AND 2: BUSINESS AND PROPERTIES
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
  ITEM 9B: OTHER INFORMATION
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBITS
SIGNATURES
APEX SILVER MINES LIMITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars)