Form 10-K/A
period 2004-12-31
APEX SILVER MINES LTD
filed 2005-04-08
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 (the "Amendment") on Form 10-K/A amends our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. We are filing this Amendment to make the following corrections:

  •
  To update the description of our business strategy contained in Items 1 and 2 under the heading "Business Strategy."

  •
  To correct the strip ratio disclosed in the discussion of the development plan for the San Cristobal Project in Items 1 and 2 under the heading "San Cristobal Project." The ratio previously disclosed (1.52:1) is the strip ratio using the assumptions contained in our 2004 reserve report prepared by Mine Reserves Associates, Inc. The amended amount (1.56:1) is the strip ratio as calculated using the assumptions contained in our 2004 development plan.

  •
  To correct the annual production rate of the San Cristobal Project in Items 1 and 2 under the heading "San Cristobal Project." The amount previously disclosed (600,000 tonnes of concentrate) reflects the expected production of the mine for the first five years of production. The amended amount (500,000 tonnes of concentrate) reflects the expected production for the 16-year life of the mine.

  •
  To correct the disclosure regarding the "average cash operating costs" of the San Cristobal Project in Items 1 and 2 under the heading "San Cristobal Project." The average cash operating costs included in the original disclosure were calculated using our previous methodology for calculating cash operating costs. The amended disclosure provides a different estimate of average cash operating costs and includes a description of the revised methodology for calculating cash operating costs.

  •
  To correct the recovery rates contained in the footnote to the reserve table in Items 1 and 2 under the heading "San Cristobal Project—Reserves." We have also added information in the same footnote regarding the strip ratio (1.52:1) as calculated using the assumptions contained in the 2004 reserve report prepared by Mine Reserves Associates, Inc.

  •
  To clarify the description of the tax regime in Bolivia in Items 1 and 2 under the heading "San Cristobal Project—Republic of Bolivia."

  •
  To update the estimate of the number of our beneficial holders contained in Item 5.

  •
  To clarify the information regarding future interest payments as presented in the table of contractual obligations in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Table of Contractual Obligations."

        This Amendment affects only the items described above and does not affect the financial statements and footnotes filed in the annual report. For ease of reference, we are re-filing all items of Form 10-K, with the exception of the financial statements and footnotes.

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

BUSINESS STRATEGY

        Apex Silver is one of a limited number of silver companies with significant exposure to other metals. Our strategy is to capitalize on the San Cristóbal Project and our sizeable portfolio of silver exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

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

  •
  continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and/or other metals and divesting those properties that are not of continuing interest; and

  •
  identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver and/or other metals or have significant exploration potential.

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

        The 2004 updated cost estimate prepared by Aker Kvaerner provided the basis for an updated development plan. We completed the development plan, a detailed plan for the development and construction of the San Cristóbal Project in November 2004. The development plan contemplates that we will mine the deposit from an open pit mine at the rate of approximately 40,000 tonnes of ore per day and process the ore by conventional flotation methods. Under the assumptions contained in the development plan, the mine is expected to have an average life-of-mine strip ratio, or ratio of waste material which must be removed for each tonne of ore recovered, of 1.56:1. We will transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant with a design capacity of 40,000 tonnes per day. The ore will be ground in semi-autogenous (SAG) and ball mill circuits, and then processed by selective flotation to produce separate zinc-silver and lead-silver concentrates and lesser amounts of bulk lead-silver concentrates. Filtered concentrates will be transported by rail to the port in Mejillones, Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe. The updated development plan projects a 16-year life. Our board of directors voted unanimously in December 2004 to approve development of the San Cristóbal project.

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

        San Cristóbal is expected to produce an average of approximately 500,000 tonnes of concentrate per year over the life of the mine. Based on prices at $5.75 per ounce silver, $1,100 per tonne zinc and $660 per tonne lead, San Cristóbal is expected to have average annual payable production of approximately 17 million ounces of silver at an average cash operating cost over the 16-year mine life of $1.43 per ounce. This figure includes by-product credits related to the corresponding average annual production of approximately 64,000 tonnes of payable lead. The project is also expected to have average annual payable production of approximately 165,000 tonnes of zinc at an average cash operating cost of approximately $0.41 per pound. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The term "average cash operating cost" is a non-GAAP financial measure. The term is used on a per-ounce of payable silver and per-pound of payable zinc basis. Our estimated cash operating costs include estimated mining, milling and other mine related overhead costs. The per-ounce of silver cost also includes off-site costs related to projected silver refining charges. The per-pound of zinc cost also includes charges related to transportation of zinc concentrates and their projected treatment and smelting charges. All cash operating costs exclude taxes, depreciation, amortization and provisions for reclamation. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period reduced by the estimated value of lead by-product credits for the period divided by the number of "payable ounces". The lead by-product credits are net of charges related to transportation of lead concentrates and their projected treatment and smelting charges. The "payable ounces" are the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the number of "payable pounds". The "payable pounds" are the estimated number of pounds of zinc to be produced during the period reduced by the pounds required to cover estimated refining, treatment and transportation charges for the period. We have included estimated average cash operating cost information to provide investors with information about the cash generating capabilities of the San Cristobal Project. This information will differ from measures of performance determined in accordance with generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

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

(1)
Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 75.5% for silver, 91.9% for zinc and 85.6% for lead. Oxide ore reserves are expected to have an average recovery of 60.0% for silver and 50.0% for lead. Based on the assumptions contained in the 2004 reserve report prepared by Mine Reserves Associates, Inc., the estimated strip ratio of the mine is 1.52:1.

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

        Mining companies in Bolivia are subject to a 25% income tax, with taxable income determined in accordance with Bolivian generally accepted accounting principles. Mining companies are also subject to a complementary mining tax (CMT) which is creditable against the income tax. The amount of the CMT is equal to the value of the concentrate multiplied by a tax rate, which ranges from 1% to 5% for zinc and lead concentrates. The value of the concentrate is approximately equal to the amount of contained metals in the concentrate multiplied by a commodity price that is published by the Bolivian government. Historically, these prices have been approximately equal to market prices. In addition, Bolivian source income, including dividends and interest, is subject to a 12.5% withholding tax. Other taxes include import duties of 5% on capital goods and 10% on other imports, and value added tax (VAT) of 13%. As an exporter, we will be able to apply for a refund of import duties, however, the amount recoverable is limited to 5% of the net value of our exports. We will also be able apply for a refund of VAT paid on imports and raw materials included in the cost of exported goods, but the amount recoverable is limited to 13% of the net value of our exports. For the purpose of determining the cap on refunds for both import duties and VAT, the net value of our exports is equal to the gross value of our exports reduced by certain statutory deductions. A Biministerial Resolution, enacted in August 2004, gave further definition to a series of Supreme Decrees that allow mining enterprises established in the Department of Potosi to import certain plant and equipment tax-free. The exemption applies only to concentrating, smelting, or refining activities and requires that certain procedures be followed to specifically identify the equipment eligible for tax-free treatment prior to importation. We have begun the process to apply for this exemption for the San Cristóbal project. The potential benefits we may obtain under these laws are not included in our capital estimates for the project.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." As of March 10, 2005, we had approximately 180 shareholders of record and an estimated 12,000 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

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

        All of the debt except the current portion is related to the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024. The interest payments due are also related to the 2.875% and 4.0%

Convertible Senior Subordinated Notes due 2024. Total interest payments due on debt includes only those payments expected to be made through 2014 based on our expectation that the holders may require us to repurchase the notes in 2014. The operating lease obligations are related to the office facilities at our corporate headquarters. The San Cristóbal property lease payments are all related to payments the Company must make to the Bolivian government to maintain its rights to the San Cristóbal mining concessions. The purchase obligations are all related to orders placed for long lead time equipment being purchased for the San Cristóbal Project.

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

  (3)
  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant issued in connection with the January 2004 private placement.(3)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(4)
4.4	Form of Global Note, dated March 16, 2004.(4)
4.5	Form of Global Note, dated April 1, 2004.(5)
4.6	Form of Warrant issued in connection with the offering of our Ordinary Shares pursuant to a prospectus supplement filed April 3, 2003.(6)
4.7	Form of Warrant issued in connection with the offerings of our Ordinary Shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003.(6)
4.8	Indenture, dated as of October 15, 2004, by and between Apex Silver Mines Limited and The Bank of New York, as Trustee.(7)
4.9	Form of Global Note, dated October 15, 2004.(7)
4.10	Form of Global Note, dated December 14, 2004.(8)
10.1	Management Services Agreement among the Company and its subsidiaries.(9)
10.2	Non-Employee Directors' Share Plan, as amended.(10)
10.3	2004 Equity Incentive Plan.(11)
10.4	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan.*
10.5	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan.*
10.6	Form of Option Grant to Non-Employee Directors dated April 10, 1997.(12)
10.7	Employment contract between the Company and Marcel F. DeGuire, dated July 23, 1996.(10)
10.8	Employment contract between the Company and Mark A. Lettes, dated May 19, 1998.(13)

10.9	Employment contract between the Company and Keith R. Hulley, dated August 4, 1996.(10)
10.10	Registration Rights Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)
10.11	Form of Change of Control Agreement.(14)
10.12	Registration Rights Agreement, dated March 16, 2004, among Apex Silver Mines Limited, Barclays Bank PLC and Citigroup Global Markets Inc.(4)
10.13	Registration Rights Agreement, dated as of October 15, 2004, by and between Apex Silver Mines Limited and Citigroup Global Markets Inc.(7)
10.14	Collateral Pledge and Security Agreement dated as of October 15, 2004, among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(7)
10.15
Amended and Restated Collateral Pledge and Security Agreement, dated December 14, 2004 among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(8)
10.16	EPCM Services Supply Agreement between Minera San Cristóbal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004.(14)
10.17	Open Pit Contract Mining Services Agreement between Minera San Cristóbal, S.A. and Washington Group Bolivia, S.R.L.(15)*
21	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
23.2	Consent of Mine Reserves Associates, Inc.*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

*
Previously filed with this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 8, 2005 on its behalf by the undersigned, thereunto duly authorized.

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