Form 10-K/A
period 2004-12-31
APEX SILVER MINES LTD
filed 2005-05-02
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Amendment No. 2 (the "Amendment") on Form 10-K/A amends our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. We are filing this Amendment for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2004 and are therefore amending and restating in its entirety Part III of this Form 10-K.

        This Amendment affects only the items described above and does not affect the financial statements and footnotes filed in the annual report.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        Set forth below are the names of all directors of Apex Silver, all positions and offices with Apex held by such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years.

Jeffrey G. Clevenger, age 55, director since October 2004.

        Mr. Clevenger was elected to serve as a director and as our President and Chief Executive Officer effective October 11, 2004. His term will expire in 2006. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. Mr. Clevenger was retired and principally involved in private investment activities from 1999 to October 2004. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc.

Harry M. Conger, age 74, director since April 1997.

        Mr. Conger's term will expire in 2007. A leading figure in the international mining community, Mr. Conger has over 40 years of industry experience, rising from shift boss to Chairman and Chief Executive Officer of Homestake Mining Company, a New York Stock Exchange listed company. He served as the Chief Executive Officer of Homestake from 1978 until 1996 and also held the position of Chairman from 1982 until 1998. Over the course of his career, Mr. Conger has been involved in gold, silver, lead, zinc, uranium, sulfur, coal, iron ore and copper mining. He has been extensively involved in numerous major project developments, with both on-site and broader supervisory responsibility, including the $170 million expansion of an iron ore mine to 25 million tons of material mined per year, the $165 million greenfield development of a large 20 million tonne surface coal mine, and the $165 million development of a new gold mine with new technology. Mr. Conger is a former Chairman of the American Mining Congress and the World Gold Council and is a member of the National Academy of Engineering. He currently serves on the board of directors of ASA Bermuda Limited, a closed-end portfolio of gold stocks listed on the New York Stock Exchange. Mr. Conger retired in 2001 from the board of directors of Pacific Gas and Electric Company, a San Francisco based utility company.

Charles L. Hansard, age 56, director since June 2001.

        Mr. Hansard's term will expire in 2007. Mr. Hansard has more than 30 years of experience in the financial and investment industry, commencing his career with Anglo American Corporation in South Africa. He has held senior executive positions at Hambros Bank and Orion Royal Bank and co-founded IFM Ltd., one of the earliest hedge fund managers in Europe. Since 1996, Mr. Hansard has been a director of Moore Global Investments, Ltd., Moore Fixed Income Fund and Moore Emerging Markets Ltd. From 1996 to 1998, he served as a consultant to BBV Securities Limited on mineral resource project financing in the Latin America region. He also currently serves on the boards of directors of Deutsche Global Liquidity Fund Ltd., Sthenos Capital Limited and South African Resources plc. Mr. Hansard holds a B.B.S. from Trinity College Dublin.

Ove Hoegh, age 68, director since April 1997.

        Mr. Hoegh's term will expire in 2005. He has been nominated to serve an additional three-year term on the board subject to the approval of our shareholders at our 2005 annual meeting. A member of the board of directors from July 1966 until July 1997 of Leif Hoegh & Co. ASA, a family owned shipping business with more than $1 billion in assets, Mr. Hoegh has more than 30 years of experience in the international shipping industry. From 1970 to 1982, he served as Chief Operating Officer and Chief Executive Officer of Leif Hoegh & Co. ASA. Since 1982, he has served as the senior partner of Hoegh Invest A/S, a family investment company with a diversified portfolio of technology, oil and gas and real estate holdings. In addition, Mr. Hoegh served for eight years as a member of the board of directors and executive committee of Brown Boveri (Norway), and also has served on the shareholders' councils of Esso Norway, Den Norske Creditbank, and Det Norske Veritas. He also serves as a director of Egypt Gowth Investment Company, Ltd. Mr. Hoegh is a former member of the board of the Energy Policy Foundation of Norway, a former member of the steering committee of the International Maritime Industry Forum, and a former Vice Chairman of the executive committee of the Independent Tanker Owners' Association. He served for five years as a member of the Harvard Business School Visiting Committee. Mr. Hoegh is a graduate of the Royal Norwegian Naval Academy and holds a M.B.A. from Harvard University.

Keith R. Hulley, age 65, director since April 1997.

        Mr. Hulley's term will expire in 2005. He has been nominated to serve an additional three-year term on the board subject to the approval of our shareholders at our 2005 annual meeting. Mr. Hulley was appointed Executive Chairman of the board of directors in September 2004. He served as our Chief Executive Officer from October 2002 until October 2004. A mining engineer with more than 40 years' experience, Mr. Hulley has served as President of Apex Corporation since 1998 and as an executive officer, including Chief Operating Officer, of Apex Corporation since its formation in October 1996. From early 1991 until he joined us, Mr. Hulley served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation, a publicly traded international nickel, gold and copper producer. At Western Mining, Mr. Hulley's responsibilities included supervising on a global basis strategic planning, mine production, concentrating, smelting, refining and sales. During this period, Western Mining produced on an annual basis approximately 90,000 tonnes of nickel, 700,000 ounces of gold, 80,000 tonnes of refined copper and 1,500 tonnes of uranium oxide. Mr. Hulley also supervised the development and operation of Western Mining's Mount Keith open-pit nickel mine, a A$450 million mining project. Prior to joining Western Mining, Mr. Hulley was the President and Chief Executive Officer of USMX Inc., a publicly traded precious metals exploration company. Mr. Hulley has also served as the President of the minerals division and Senior Vice President for Operations of Atlas Corporation, where he was in charge of mining exploration, development and production. Previously he was Vice President of Mining and Development of the U.S. division of BP Minerals, Inc. Over the course of his career, Mr. Hulley has worked as a miner and shift supervisor in the gold mines of South Africa, as Mine Operation Superintendent of Kennecott Corporation's Bingham Canyon mine which processed 100,000 tonnes of ore per day, and as project manager of the early phase of the Ok Tedi exploration and development projects in Papua New Guinea. A member of the American Institute of Mining and Metallurgical Engineers, Mr. Hulley holds a B.S. in mining engineering from the University of Witwatersrand and an M.S. in mineral economics from Stanford University.

Kevin R. Morano, age 51, director since February 2000.

        Mr. Morano's term will expire in 2006. Since August 2004, Mr. Morano has served as Senior Vice President for Marketing and Business Development of Lumenis Ltd. From March 2002 to August 2004, Mr. Morano served as Chief Financial Officer of Lumenis Ltd. He was Executive Vice President and

Chief Financial Officer of Exide Technologies from May 2000 until October 2001. Mr. Morano served as President and Chief Operating Officer of ASARCO, Incorporated from April 1999 until its acquisition by Grupo de Mexico in December 1999. From January 1998 through April 1999, he served as Executive Vice President and Chief Financial Officer of ASARCO. In this capacity he was responsible for all financial functions of ASARCO and for the operations of its specialty chemical and aggregate businesses. From 1993 to January 1998, Mr. Morano served as Vice President and Chief Financial Officer of ASARCO. During this period, he was responsible for all financial functions of the company, including completing an $800 million financing program and initial public offering of ASARCO's Peruvian copper mining subsidiary. Mr. Morano held various positions at ASARCO from 1978 through 1992, including General Manager of the Ray complex, ASARCO's largest copper operation in Arizona, Treasurer and Director of Financial Planning. He was employed by Coopers & Lybrand from 1974 to 1978. Mr. Morano is also a director of Bear Creek Mining Corp. Mr. Morano is a certified public accountant and holds a B.A. in business administration from Drexel University and an M.B.A. from Rider University.

Terry M. Palmer, age 60, director since September 2004.

        Mr. Palmer was appointed as a director on September 30, 2004, to fill the vacancy left by the resignation on that date of David S. Hanna. Mr. Palmer's term will expire in 2006. Mr. Palmer spent 36 years at Ernst & Young LLP where he was a partner from 1979 until his retirement in October 2002. Since January 2003, he has been employed with the accounting firm of Marrs, Sevier & Company. Mr. Palmer is a director of Energy West, Incorporated. Mr Palmer is a certified public accountant and holds a B.S. in Business Administration from Drake University and an MBA from the University of Denver.

Charles B. Smith, age 66, director since March 2000.

        Mr. Smith's term will expire in 2007. Mr. Smith is a mining executive with more than 35 years experience. He served as both a director and President of Manhattan Minerals Corp. from April to September 2002. Mr. Smith served as President and Chief Executive Officer of Southern Peru Copper Company, the world's seventh largest copper producer located in southern Peru, from March to December 1999. Mr. Smith left Southern Peru Copper following the acquisition of ASARCO, Incorporated, its principal shareholder, by Grupo Mexico, and was an independent consultant from April 2000 until April 2002. Mr. Smith served as Executive Vice President and Chief Operating Officer of Southern Peru Copper from March 1996 to March 1999, and as Vice President, Operations from November 1992 to March 1996. From 1974 to 1992, Mr. Smith served in various executive positions at Atlantic Richfield Company, including Vice President of U.S. Operations and Marketing of ARCO Coal Company and Vice President of Engineering and Research of Anaconda Minerals Company. Mr. Smith's other positions at Atlantic Richfield included Vice President of General Properties and various positions at Thunder Basin Coal Company, including mine manager and President. Previously, he served as Chief Engineer and General Mine Superintendent at Kaiser Steel Corporation's Eagle Mountain Mine in California and as Mine Supervisor at Inspiration Consolidated Copper's copper mine in Globe, Arizona. Mr. Smith holds a B.S. in mining engineering from the University of Arizona.

Paul Soros, age 78, director since March 1996.

        Mr. Soros' term will expire in 2005. He has been nominated to serve an additional three-year term on the board subject to the approval of our shareholders at our 2005 annual meeting. Principally involved in private investment activities during the past five years, Mr. Soros is a director of VDM, Inc. which is a shareholder of the Company. Mr. Soros is a member of the Investment Advisory Committee of Quantum Industrial which is a shareholder of the Company. Mr. Soros is the founder and former president of Soros Associates, an international engineering firm specializing in port development and offshore terminal and material handling projects for the mining industry and other basic industries. Soros Associates was involved in projects in more than 80 countries, acting on behalf of consortia including USX Corporation, The Broken Hill Proprietary Company Limited, Alcan Aluminum Limited and Aluminum Company of America, and was involved in projects in a majority of the largest mineral ports in the world. Mr. Soros has served on the Review Panel of the President's Office of Science and Technology and the U.S.-Japan Natural Resources Commission. He received the Outstanding Engineering Achievement Award of the National Society of Professional Engineers in 1989. Mr. Soros holds a Masters degree in mechanical engineering from the Polytechnic Institute of Brooklyn and is a licensed professional engineer in New York and numerous other states. In addition, he holds several patents in material handling and offshore technology, and is the author of over 100 technical articles.

Audit Committee

        We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee held seven meetings during 2004, and is currently comprised of Messrs. Hoegh, Palmer and Smith. Each of the members of the Audit Committee is independent and financially sophisticated as defined by American Stock Exchange listing standards. The Audit Committee reviews our financial reporting process, system of internal controls, audit process, process for monitoring compliance with applicable law and our code of conduct. The Audit Committee also is responsible for the engagement of, and evaluates the performance of, our independent accountants.

        The board of directors has adopted a written charter for the Audit Committee. The charter may be viewed on Apex Silver's website at www.apexsilver.com. To view the charter, click on "About Apex Silver" on the left side of the page and then click on "Corporate Governance."

        The board of directors has determined that Mr. Palmer qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of ordinary shares and other equity securities and to furnish us with copies of such reports.

        The Form 4s for stock options granted on January 23, 2004 to each of Messrs. Conger, Hanna, Hansard, Hoegh, Kaplan, Morano, Smith and Soros were not filed until March 2, 2004. The Form 4 for stock and stock option awards to Mr. Edwards on June 21, 2004 was not filed until June 25, 2004 and the Form 4 for stock option awards to Mr. Hanna on September 30, 2004 was not filed until October 22, 2004.

Code of Ethics

        Apex Silver has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions. We have also adopted a code of business conduct which applies to all directors and employees. A copy of the code of ethics and the code of business conduct are available on Apex Silver's website at www.apexsilver.com. To view, click on "About Apex Silver" on the left side of the page and then click on "Corporate Governance."

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth certain information for the years indicated with respect to the compensation of those individuals who served as our executive officers during 2004. As of December 31, 2004, we had three executive officers: our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

Summary Compensation Table

Long-Term Compensation
Annual Compensation
				Restricted Security Awards ($)(1)	Awards Securities Underlying Options (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)			All Other Compensation ($)(2)
Thomas S. Kaplan Chairman(3)(4)	2004 2003 2002	— — —	— — —	2,502,000 138,394 177,686	139,543 235,000 252,000	— — —
Keith R. Hulley Chief Executive Officer/Executive Chairman(5)	2004 2003 2002	353,053 309,989 279,989	299,520 — —	— 161,194 139,995	100,000 100,000 50,000	10,162 9,662 6,310
Jeffrey G. Clevenger Chief Executive Officer(6)	2004	93,271	123,800	842,000	100,000	23,434
Alan R. Edwards Chief Operating Officer(7)	2004	159,195	174,800	474,320	50,000	114,202
Mark A. Lettes Chief Financial Officer(8)	2004 2003 2002	213,796 196,477 191,685	111,100 6,882 7,667	41,700 61,885 69,007	10,000 25,000 25,000	5,338 5,867 5,500

(1)
Other than the 2004 awards to Messrs. Kaplan, Clevenger and Edwards described in footnotes (4), (6) and (7), respectively, restricted ordinary shares vest on the second anniversary of the grant date. All restricted share awards are eligible to receive dividends. We have never paid any dividends on our ordinary shares and do not expect to do so in the foreseeable future.

(2)
Amounts shown as all other compensation include $23,156 and $105,287 of moving costs reimbursed to Mr. Clevenger and Mr. Edwards, respectively. The remaining amounts shown as all other compensation primarily represent employer contributions to the Apex Corporation 401(k) plan.

(3)
Mr. Kaplan served as an employee and Chairman of the Board until September 30, 2004. The number of shares underlying options granted to Mr. Kaplan as 2004 compensation includes (i) options to acquire 138,476 ordinary shares granted on December 10, 2003, which were granted in lieu of Mr. Kaplan's 2004 salary, and (ii) options to acquire 595 and 472 ordinary shares granted on December 9, 2004 and October 7, 2004, respectively, under the Non-Employee Directors' Share Plan.

(4)
On December 9, 2004, Mr. Kaplan was awarded 150,000 restricted ordinary shares under the 2004 Equity Incentive Plan, which vested on January 3, 2005.

(5)
Mr. Hulley served as the President and Chief Executive Officer until October 11, 2004. Since September 30, 2004, Mr. Hulley has served as the Executive Chairman of the Board. Mr. Hulley's bonuses for 2004, 2003, and 2002 included 0, 9,510, and 9,915 restricted ordinary shares, respectively. As of December 31, 2004, Mr. Hulley held 38,737 restricted ordinary shares valued at $665,501 based on the closing price of our ordinary shares on December 31, 2004 of $17.18.

(6)
Since October 11, 2004, Mr. Clevenger has served as President and Chief Executive Officer of Apex Silver. On October 11, 2004, Mr. Clevenger was awarded 40,000 restricted ordinary shares under the 2004 Equity Incentive Plan. The award vests as follows: 10% on the first anniversary of the grant, 15% on the second anniversary, 25% on the third anniversary, and 50% on the fourth anniversary. As of December 31, 2004, Mr. Clevenger held 40,000 restricted ordinary shares valued at $687,200. Mr. Clevenger's cash bonus for 2004 included $50,000 which was paid for a signing bonus.

(7)
Since June 14, 2004, Mr. Edwards has served as Chief Operating Officer of Apex Silver. On June 21, 2004, Mr. Edwards was awarded 28,000 restricted ordinary shares under the 2004 Equity Incentive Plan. The award vests as follows: 10% on the first anniversary of the grant, 15% on the second anniversary, 25% on the third anniversary, and 50% on the fourth anniversary. As of December 31, 2004, Mr. Edwards held 28,000 restricted ordinary shares valued at $481,040. Mr. Edward's cash bonus for 2004 included $50,000 which was paid for a signing bonus.

(8)
Mr. Lettes' bonuses for 2004, 2003, and 2002 included 2,500, 3,651 and 4,887 restricted ordinary shares. As of December 31, 2004, Mr. Lettes held 6,151 restricted ordinary shares valued at $105,674.

Share Option Grants

        The following table contains further information concerning the share option grants made to our executive officers during the fiscal year ended December 31, 2004. In the event of a change of control (as defined in the 2004 Equity Incentive Plan), all unexercised options are immediately exercisable in full. The percentage of total options granted to employees is based on 399,000 options granted to employees in 2004 pursuant to the 2004 Equity Incentive Plan.

        Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year term of the options, as mandated by rules of the Securities and Exchange Commission, and are not indicative of expected share price performance. Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holders' continued employment through the vesting period.

The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

Option Grants in the Last Fiscal Year

	Number of Securities Underlying Options Granted (#)				Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term
		Percent of Total Options Granted to Employees In Fiscal Year	Individual Grants
Name			Exercise or Base Price ($/Sh)	Expiration Date
					5%($)	10%($)
Thomas S. Kaplan(1)	—	—	—	—	—	—
Keith R. Hulley(2)	100,000	25.1%	16.94	6/21/14	1,065,300	2,699,800
Jeffrey G. Clevenger(2)	100,000	25.1%	21.05	10/11/14	1,323,800	3,354,800
Alan Edwards(2)	50,000	12.5%	16.94	6/21/14	532,700	1,349,900
Mark A. Lettes(3)	10,000	2.5%	16.68	12/9/14	104,900	265,800

(1)
No amounts were granted to Mr. Kaplan during 2004 pursuant to the 2004 Equity Incentive Plan. Mr. Kaplan was awarded options to acquire 595 and 472 ordinary shares on December 9, 2004 and October 7, 2004, respectively, under the Non-Employee Directors' Share Plan.

(2)
Options vest ratably over three years, with the first tranche vesting one year from the date of grant.

(3)
Options vest ratably over four years, with the first tranche vesting one year from the date of grant.

Option Exercises and Holdings

        The following table sets forth information with respect to our executive officers concerning options exercised during the last fiscal year and the value of unexercised options as of December 31, 2004.

Option Exercises During 2004 and Value of Unexercised Options

			Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas S. Kaplan	—	—	797,343	150,000	3,297,000	368,000
Keith R. Hulley	29,000	303,848	121,000	212,500	588,770	216,625
Jeffrey G. Clevenger	—	—	—	100,000	—	—
Alan Edwards	—	—	—	50,000	—	12,000
Mark A. Lettes	8,450	102,651	61,250	47,500	301,788	97,000

        The value of unexercised in the money options at fiscal year-end is computed based upon a price of $17.18 per ordinary share, the closing price on December 31, 2004 as quoted by the American Stock Exchange.

Director Compensation

        Our non-employee director compensation program consists of two principal components: share options and cash payments. The Non-Employee Directors' Share Plan provides for the automatic grant of (i) a fully vested and exercisable option to purchase a number of ordinary shares equal to $50,000 divided by the closing price of the ordinary shares on the American Stock Exchange on the date of the grant to each non-employee director at the effective date of his or her initial election to the board of directors, (ii) a fully vested and exercisable option to purchase the number of ordinary shares equal to $50,000 divided by the closing price of the ordinary shares on the American Stock Exchange on the date of the grant at the close of business of each annual meeting of the shareholders, and (iii) at the close of business of each meeting of the board of directors, a fully vested and exercisable option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase ordinary shares with an exercise price equal to the closing price of the ordinary shares on the American Stock Exchange on such date, without regard to whether the non-employee director attends the meeting. During 2004, pursuant to the Non-Employee Directors' Share Plan, non-employee directors received as standard compensation the following options to purchase our ordinary shares:

Date of 2004 Grant	Number of Shares	Exercise Price
January 23	411	$21.41
February 27	400	$21.83
March 11	406	$21.50
May 27	3,251	$18.65
September 30	466	$21.70
October 7	472	$21.00
December 9	595	$16.68

        In addition, non-employee directors are paid $600 for attendance at board meetings and $500 for attendance at board committee meetings. We also reimburse our directors for all reasonable out-of-pocket costs incurred by them in connection with their services to us.

        Mr. Hansard performs consulting services for Moore Capital Management, LLC. One or more investment portfolios managed by Moore Capital or its affiliates are shareholders of Apex Silver. For these consulting services and for time spent attending meetings of our board of directors, Moore Capital compensates Kingsfort Ltd., of which Mr. Hansard is an employee, 45,000 Great British Pounds per annum, and directly compensates Mr. Hansard 20,000 Great British Pounds per annum. Amounts paid by Moore Capital directly or indirectly to Mr. Hansard for attending our board meetings totaled approximately $121,000 for 2004. Mr. Hansard may assign to Moore Capital's clients, who are shareholders of Apex Silver, ordinary shares he receives on the exercise of options granted to him as director compensation.

Employment Agreements and Change-in-Control Arrangements

        At the time we offered employment to Messrs. Hulley, Clevenger, Edwards and Lettes, we provided each executive officer with a letter indicating the terms of his employment with Apex Silver. All executives are employed on an at-will basis and may be terminated at any time. Under the terms of their offer letters, Messrs. Hulley, Clevenger, Edwards and Lettes each have agreed not to join a company whose primary business is the acquisition and development of silver mines for two years after termination of employment with us.

        We have also entered into change of control agreements with Messrs. Hulley, Clevenger, Edwards and Lettes. The agreements become effective upon a change of control as defined in the agreements. If we terminate an executive other than for cause, disability or death or the executive terminates his employment for good reason (as such terms are defined in the agreements), the executive will become entitled to a specific severance payment equal to three times, for Messrs. Hulley, Clevenger and Edwards, and two times, for Mr. Lettes, the sum of the executive's base salary plus 100 percent of the executive's target bonus amount (as defined in our incentive bonus plan) multiplied by the executive's annual base salary. The agreements provide that if any payments under the agreements would cause us to have paid an "excess parachute payment" as defined in Section 280G(b)(1) of the Internal Revenue Code, the payment will be reduced to the highest amount that will not cause us to have paid an excess parachute payment. In addition, if we terminate the executive other than for cause, disability or death or the executive terminates his employment for good reason, the executive shall be entitled, for a 36 month period for Messrs. Hulley, Clevenger and Edwards, and for a 24 month period for Mr. Lettes, to certain life, disability, accident, medical and dental insurance benefits.

        We have adopted a severance plan which provides benefits to employees who cease to be employed by us due to involuntary termination without cause. As defined in the plan, involuntary termination without cause includes job elimination or consolidation, closure of a work site, reorganization or merger or reduction in work force, and does not include disability, retirement or voluntary resignation. Messrs. Hulley, Clevenger, Edwards and Lettes are eligible to participate in the plan. Under the plan, unless otherwise agreed as described below, each executive would receive severance pay based on his years of continuous employment, with a minimum of 16 weeks of pay and a maximum of 52 weeks of pay, plus medical, dental, life insurance, outplacement and other benefits. If upon termination of an executive's employment he receives benefits under his change of control agreement, he would not receive benefits under the severance plan.

        Our 2004 Equity Incentive Plan, pursuant to which Messrs. Hulley, Clevenger, Edwards and Lettes hold options, provides that in the event of a change in control (as defined in the 2004 Equity Incentive Plan), all unvested options become exercisable in full.

Compensation Committee Interlocks and Insider Participation

        Neither Mr. Conger nor Mr. Soros, the members of the Compensation Committee in 2004, has ever been an officer or employee of Apex Silver or its subsidiaries. All relationships between these directors and Apex Silver and its subsidiaries required to be disclosed have been disclosed elsewhere in this annual report on Form 10-K, as amended.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
December 31, 2004

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans *
Equity compensation plans/arrangements approved by the shareholders	2,437,071	$13.88	3,654,538
Equity compensation plans/arrangements not approved by the shareholders	—	—	—

Total	2,437,071	$13.88	3,654,538

*
Our 2004 Equity Incentive Plan provides for an aggregate of 2,000,000 ordinary shares to be available for issuance. The number of shares authorized for issuance upon exercise of grants under our Non-Employee Directors' Share Plan as of any date of determination is equal to five percent (5%) of our issued and outstanding ordinary shares on that date, or 2,383,990 ordinary shares at December 31, 2004. After giving effect to options granted, exercised, and forfeited as of December 31, 2004, there were a total of 1,927,538 shares available for issuance under our Non-Employee Directors' Share Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table includes information as of April 7, 2005, except as otherwise indicated, concerning the beneficial ownership of the ordinary shares by:

  •
  each person known by us to beneficially hold five percent or more of our outstanding ordinary shares,

  •
  each of our directors,

  •
  each of our executive officers, and

  •
  all of our executive officers and directors as a group.

        We have three executive officers, a chief executive officer, a chief operating officer and a chief financial officer. We have also entered into a management services agreement pursuant to which we have engaged Apex Silver Mines Corporation ("Apex Corporation"), our wholly owned subsidiary, to provide a broad range of corporate management and advisory services. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to us. Except as otherwise noted, we believe that all of the persons and groups shown below have sole voting and investment power with respect to the ordinary shares indicated. As of April 7, 2005, 47,704,747 of our ordinary shares were issued and outstanding.

	Beneficial Ownership
Directors, Executive Officers and 5% Shareholders of our Company(1)
	Number	Percentage
FMR Corp.(2)	6,832,781	14.3%
Moore Macro Fund, L.P./Moore Emerging Markets Fund Ltd.(3)	5,734,266	12.0%
Wellington Management Company LLP(4)	5,444,000	11.4%
Strong Capital Management, Inc.(5)	3,503,505	7.3%
George Soros(6)	3,457,823	7.3%
Royce & Associates(7)	2,517,000	5.3%
Jeffrey G. Clevenger(8)	40,000	*
Harry M. Conger(9)	56,065	*
Charles L. Hansard(9)	25,186	*
Ove Hoegh(9)	57,190	*
Keith R. Hulley(8)(9)	159,737	*
Kevin R. Morano(9)	44,793	*
Terry M. Palmer(9)	3,838	*
Charles B. Smith(9)	38,549	*
Paul Soros(9)(10)	491,079	1.0%
Alan R. Edwards(8)	28,000	*
Mark A. Lettes(8)(9)	57,451	*
Directors and executive officers as a group (11 persons)(11)	1,001,888	2.1%

*
The percentage of ordinary shares beneficially owned is less than 1%.

(1)
The address of these persons, unless otherwise noted, is c/o Apex Silver Mines Corporation, 1700 Lincoln Street, Suite 3050, Denver, CO 80203.

(2)
The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of 5,962,081 of our shares, including 69,881 ordinary shares which may be issued upon conversion of $2,000,000 principal amount of our 2.875% Convertible Senior Subordinated Notes due 2024. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 870,700 of our shares.

(3)
The address of Moore Macro Fund, L.P. and Moore Emerging Markets Fund Ltd. is c/o Moore Capital Management, LLC, 1251 Avenue of the Americas, 53rd Floor, New York, New York 10020. Moore Capital Management, LLC, a New York limited liability company, serves as the discretionary investment manger of each of Moore Macro Fund, L.P., a Bahamian limited partnership, and Moore Emerging Markets Fund Ltd., a Bahamian corporation, and, in such capacity, may be deemed the beneficial owner of the portfolio assets held for the accounts of each of Moore Macro Fund, L.P. and Moore Emerging Markets Fund Ltd.. Mr. Louis M. Bacon serves as Chairman, Chief Executive Officer and director of Moore Capital Management, LLC As a result, Mr. Bacon may be deemed to be the indirect beneficial owner of the aggregate 5,734,266 of our shares held for the accounts of Moore Macro Fund, L.P. and Moore Emerging Markets Fund Ltd.

(4)
The address of Wellington Capital Management Company LLP ("WMC") is 75 State St., Boston, Massachusetts 02109. WMC is a registered investment advisor and all of the shares are owned of record by clients of WMC, including 2,490,100 shares beneficially owned by The Hartford Capital Appreciation HLS Fund.

(5)
The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051. Strong Capital Management, Inc. is a registered investment advisor. Strong Advisor Small Cap Value Fund owns 2,477,000 ordinary shares and 1,026,505 ordinary shares are held by other accounts for which Strong Capital Management, Inc. acts as the investment advisor. A wholly owned subsidiary of Wells Fargo & Company acquired Strong Capital Management, Inc. in a merger effective January 2005.

(6)
The business address of Mr. George Soros is 888 7th Avenue, 33rd Floor, New York, New York 10106. Mr. George Soros may be deemed the beneficial owner of 3,457,823 ordinary shares. This number includes (i) 2,358,221 ordinary shares held for the account of Quantum Industrial Partners LDC ("QIP"), an exempted limited duration company formed under the laws of the Cayman Islands, (ii) 707,466 of ordinary shares held for the account of Geosor Corporation, a corporation formed under the laws of the State of New York ("Geosor") and (iii) 392,136 ordinary shares held for the account of EMOF LLC, a limited liability company formed under the laws of the State of Delaware ("EMOF"). QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to, portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC ("QIH Management"), a limited liability company formed under the laws of the State of Delaware. Soros Fund Management LLC ("SFM LLC"), a limited liability company formed under the laws of the State of Delaware, is the sole managing member of QIH Management. Mr. George Soros is the chairman of SFM LLC, and in this capacity may be deemed the beneficial owner of shares held for the account of QIP. Geosor is wholly owned by Mr. George Soros. EMOF Manager LLC ("EMOF Manager"), a Delaware limited liability company, is the manager of EMOF and is vested with investment discretion with respect to portfolio assets held for the account of EMOF. Mr. George Soros is the Principal Executive Officer of EMOF Manager, and in this capacity may be deemed the beneficial owner of shares held for the account of EMOF.

(7)
The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019. Royce & Associates, LLC is a registered investment advisor.

(8)
Amounts shown include restricted ordinary shares issued pursuant to our 2004 Equity Incentive Plan or our previous Employees' Share Option Plan: 40,000 shares for Mr. Clevenger; 38,737 shares for Mr. Hulley; 28,000 shares for Mr. Edwards; and 6,151 shares for Mr. Lettes.

(9)
Amounts shown include ordinary shares subject to options exercisable within 60 days: 54,065 ordinary shares for Mr. Conger; 25,186 ordinary shares for Mr. Hansard; 57,190 ordinary shares for Mr. Hoegh; 121,000 ordinary shares for Mr. Hulley; 41,793 ordinary shares for Mr. Morano;

  3,838 shares for Mr. Palmer; 38,549 ordinary shares for Mr. Smith; 57,190 ordinary shares for Mr. Soros; and 51,300 ordinary shares for Mr. Lettes.

(10)
Mr. Paul Soros is the registered owner of 239,119 ordinary shares. Mr. Paul Soros owns 100 percent of VDM, Inc., which is the registered owner of 194,700 ordinary shares.

(11)
Includes options to purchase 450,111 shares exercisable within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We made a $300,000 relocation advance to Alan Edwards, our Chief Operating Officer, in August 2004 pursuant to our relocation policy, which provides for a 90 day interest-free advance to an employee who completes the purchase of a residence in the new location prior to completing the sale of the employee's residence in the former location. The advance was fully repaid by Mr. Edwards in November 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

        The following table presents fees for professional audit services rendered by PricewaterhouseCoopers for the audit or review of Apex Silver's financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by PricewaterhouseCoopers during those periods.

	December 31
	2004	2003
Audit fees(1)	542,103	97,400
Audit-related fees(2)	84,915	2,000
Tax fees(3)	334,570	136,000
All other fees	—	—

Total fees	$961,588	$235,400

(1)
Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements, services rendered in connection with the audit of our internal controls and procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002 and services rendered to furnish consents in connection with registration statements filed by Apex Silver during 2004.

(2)
Audit-related fees relate to amounts billed during 2004 for services rendered for comfort letters obtained in connection with public and private securities offerings during 2004 and 2003.

(3)
Tax fees include fees for services rendered in connection with the preparation of our tax returns in the United States and Bolivia as well as international tax planning services.

        The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934 and any rules promulgated thereunder. Pre-approval authority may be delegated to a Committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full Committee at its next scheduled meeting. All of the services provided under the captions "Audit-Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.

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

*
Previously filed with this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed May 2, 2005 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED
By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer (Principal Executive Officer)

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
Option Exercises During 2004 and Value of Unexercised Options
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBITS
SIGNATURES