Form 10-Q
period 2005-03-31
APEX SILVER MINES LTD
filed 2005-05-10
CIK 1011509

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.
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

        AT MAY 3, 2005, 48,065,297 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars)
(Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands except per share)
Assets
Current assets
Cash and cash equivalents	$16,886	$27,740
Restricted cash	289	397
Short term investments	432,836	419,625
Restricted investments	5,522	4,628
Accrued interest receivable	1,669	1,102
Prepaid expenses and other assets	4,910	3,699

Total current assets	462,112	457,191
Property, plant and equipment (net)	161,983	127,582
Long term investments	48,699	77,995
Deferred financing costs	10,967	11,262
Value added tax recoverable	7,494	6,396
Restricted cash	2,711	2,711
Restricted investments	7,984	10,657
Other non-current assets	24	24

Total assets	$701,974	$693,818

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and other accrued liabilities	$19,099	$4,226
Accrued interest payable	480	2,890
Current portion of notes payable	599	599

Total current liabilities	20,178	7,715
Notes payable	339,987	339,987
Commitments and contingencies (Note 7)	—	—

Total liabilities	360,165	347,702

Shareholders' equity
Ordinary Shares, $.01 par value, 75,000,000 shares authorized; 47,704,747 and 47,679,797 shares issued and outstanding for respective periods	477	477
Accumulated other comprehensive income (loss)	(67)	68
Additional paid in capital	443,910	443,229
Accumulated deficit during development stage	(102,511)	(97,658)

Total shareholders' equity	341,809	346,116

Total liabilities and shareholders' equity	$701,974	$693,818

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended March 31,		For the Period from December 22, 1994 (inception) through March 31, 2005
	2005	2004
	(in thousands except per share)
Operating expenses:
Exploration	$(1,326)	$(1,176)	$(69,522)
Amortization and depreciation	(16)	(8)	(1,202)

Total operating expenses	(1,342)	(1,184)	(70,724)
Other income and expenses:
Interest and other income	3,400	494	23,777
Gains (losses)—commodity derivatives	(374)	(628)	593
Gains (losses)—foreign currency derivatives	(618)	—	788
Administrative	(3,929)	(3,259)	(55,927)
Interest expense and other borrowing costs(1)	(1,990)	(84)	(5,577)

Total other income and expense	(3,511)	(3,477)	(36,346)

Loss before minority interest	(4,853)	(4,661)	(107,070)
Minority interest in loss of consolidated subsidiary	—	—	4,559

Net loss	$(4,853)	$(4,661)	$(102,511)
Other comprehensive loss	(135)	—	(67)

Comprehensive loss	$(4,988)	$(4,661)	$(102,578)

Net loss per Ordinary Share—basic and diluted(2)	$(0.10)	$(0.11)

Weighted average Ordinary Shares outstanding	47,681,043	43,879,777

(1)
Interest expense and other borrowing costs are net of $1,104 and $114 capitalized for the three months ended March 31, 2005 and 2004 respectively and $3,582 capitalized for the inception to date period ended March 31, 2005.

(2)
Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended March 31,		For the period from December 22, 1994 (inception) Through March 31, 2005
	2005	2004
	(in thousands except share data)
Cash flows from operating activities:
Net cash used in operating activities	$(5,046)	$(2,742)	$(87,585)

Cash flows from investing activities:
Purchase of available for sale investments	(147,625)	(25)	(704,867)
Sale of available for sale investments	165,315	25	417,277
Purchase of held-to-maturity investments	(17,524)	—	(251,265)
Sale of held-to-maturity investments	15,669	—	57,138
Sale (purchase) of restricted investments	1,868	—	(13,417)
Advances made to suppliers	(4,090)	—	(4,090)
Capitalized property, plant and equipment	(19,620)	(1,460)	(137,813)

Net cash used in investing activities	(6,007)	(1,460)	(637,037)

Cash flows from financing activities:
Payments of notes payable	—	—	(2,040)
Proceeds from issuance of convertible notes (net of issuance costs of $0 for 2005 and $7,000 for 2004)	—	144,750	328,087
Proceeds from issuance of Ordinary Shares (net of issuance costs of $0 for 2005 and $9,803 for 2004)	—	208,612	406,923
Proceeds from exercise of stock options and warrants	91	906	11,538
Restricted cash to collateralize letters of credit	108	—	(3,000)

Net cash from financing activities	199	354,268	741,508

Net increase (decrease) in cash and cash equivalents	(10,854)	350,066	16,886
Cash and cash equivalents—beginning of period(1)	27,740	17,514	—

Cash and cash equivalents—end of period	$16,886	$367,580	$16,886

Supplemental disclosure:
Interest paid	$5,208	$—
Supplemental disclosure of non-cash transactions:
Stock based compensation	$590	$750
Depreciation expense capitalized	$143	$118
Accrued interest capitalized	$201	$114
Stock issued as compensation to consultants	$—	$179
(1)
During 2004 the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying securities in excess of 90 days from cash equivalents to net cash used in investing activities. As a result of the purchase and sale of these securities the March 31, 2004 beginning cash balance decreased by $23.4 million from what was originally reported.

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

        In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2004 Annual Report on Form 10-K.

2.     Significant Accounting Policies

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"), which revised Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123"), and superseded APB Opinion 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. FAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The SEC has approved a new rule that for public companies delays the effective date of FAS 123(R). Under the SEC's rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Effective January 1, 2004 the Company adopted FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation—Transition and disclosure" ("FAS No. 148"). As provided for under FAS No. 148, the Company used the "modified prospective method" of transition. Under that method of transition the costs recognized in the financial statements for the quarters ended March 31, 2005 and 2004 are the same as if they had been based on their fair values at the grant date. The Company recognized stock-based compensation expense of $462 and $530 thousand net of $128 and $220 thousand capitalized for the quarters ended March 31, 2005 and 2004 respectively.

        The Company has adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS 143, the fair value of a liability for an asset retirement obligation ("ARO") will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. At March 31, 2005 no asset retirement liabilities have been recorded by the Company as there has been only minimal disturbance that would require reclamation or remediation at San Cristobal or at any of the Company's other projects. Exploration, development and construction costs incurred to date consist primarily of building roads and other infrastructure and performing engineering for the project which will not be reclaimed. The Company expects a significant increase in activity at the San Cristobal site this year which may require the recognition of an asset retirement obligation based upon estimated costs to reclaim the property.

New Accounting Standards

        In March, 2005, the ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", which clarifies that the term conditional asset retirement obligation, as used in FAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value. Currently the Company has not recorded an asset retirement obligation but an expected significant increase in activity at the San Cristobal site this year may require the recognition of an asset retirement obligation in the future.

        During 2004, a committee of the Emerging Issues Task Force ("EITF") began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently in the development phase and is currently evaluating the impact, if any, on the Company's financial position and results from operations once production commences.

3.     Investments

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

        The Company invests only in government and corporate securities rated "investment grade" or better. The following tables summarize the Company's investments at March 31, 2005 and December 31, 2004:

March 31, 2005	Cost	Market	Balance	Holding Losses
	(in Thousands)
Short-term
Available for sale
Common stock	$184	$320	$320
Bond funds	3,381	3,167	3,167
Auction rate securities	286,025	286,025	286,025

Total available for sale	289,590	289,512	289,512
Held to maturity
Government agency securities	$124,062	$123,532	$124,062	$(530)
Corporate notes	19,262	19,187	19,262	(75)

Total held to maturity	143,324	142,719	143,324	(605)

Total short term	$432,914	$432,231	$432,836	$(605)

Long-Term:
Held to maturity
Government agency securities	$47,175	$46,709	$47,175	$(466)
Corporate notes	1,524	1,502	1,524	(22)

Total long term	$48,699	$48,211	$48,699	$(488)

Restricted Investments:
Short-term
Government bonds	$5,522	$5,489	$5,522	$(33)

Long-term
Government bonds	$7,984	$7,837	$7,984	$(147)

December 31, 2004	Cost	Market	Balance	Holding Losses
	(in Thousands)
Short-term
Available for sale
Common stock	$184	$374	$374
Bond funds	3,381	3,259	3,259
Auction rate securities	301,715	301,715	301,715

Total available for sale	305,280	305,348	305,348
Held to maturity
Government bonds	$95,152	$94,894	$95,152	$(263)
Municipal bonds	3,036	3,034	3,036	(3)
Corporate Notes	12,186	12,155	12,186	(31)
Euro Bonds	3,903	3,913	$3,903	(2)

Total held to maturity	114,277	113,996	114,277	(299)

Total short term	$419,557	$419,344	$419,625	$(299)

Long-Term:
Held to maturity
Government bonds	$73,938	$73,705	$73,938	$(233)
Municipal bonds	1,503	1,503	1,503	—
Corporate Notes	2,554	2,540	2,554	(15)

Total long term	$77,995	$77,748	$77,995	$(248)

Restricted Investments:
Short-term
Government bonds	$4,628	$4,622	$4,628	$(7)

Long-term
Government bonds	$10,657	$10,588	$10,657	$(70)

        Quoted market prices are used to determine the market values of the above investments.

4.     Prepaid expenses and other assets

        Prepaid expenses and other assets consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Prepaid insurance	$338	$469
Prepaid consulting & contractor fees	5,693	1,932
Receivables, travel advances and other	267	283
Withholding taxes receivable	88	99
Unrealized derivative gains (losses)	(1,476)	916

	$4,910	$3,699

        The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

        Unrealized trading gains and losses are the result of derivative transactions that have been marked to market at the end of the period. Amounts actually realized will differ from the above amounts based on market values at the date the derivative instruments are settled.

5.     Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company intends to develop. At March 31, 2005, the recoverable VAT recorded for Bolivia is $7.5 million which is net of a $0.4 million reserve for certain VAT taxes of which the recoverability is not certain.

6.     Property, Plant and Equipment

        The components of property, plant and equipment were as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Mineral properties	$99,346	$97,011
Construction in progress	58,142	27,052
Buildings	2,147	2,147
Mining equipment and machinery	3,859	2,863
Other furniture and equipment	1,402	1,263

	164,896	130,336
Less: Accumulated depreciation	(2,913)	(2,754)

	$161,983	$127,582

        For the quarter ended March 31, 2005 the Company recorded depreciation expense of $16,000 and capitalized depreciation associated with the San Cristobal Project in the amount of $143,000.

        The March 31, 2005 and December 31, 2004 mineral property balances contain $3.6 and $2.5 million of capitalized interest respectively.

7.     Commitments and Contingencies

        Letters of Credit—At March 31, 2005, the Company had outstanding irrevocable letters of credit in the aggregate amount of $2.7 million associated with the construction management contractor, the planned port facilities and other contractors for the San Cristobal Project. The Company has deposited $3.0 million to collateralize the letters of credit, which is recorded as restricted cash.

        Commitments related to the San Cristobal Project—The Company has placed orders for certain long lead equipment and construction materials for its San Cristobal Project with remaining commitments totaling approximately $65.4 million at March 31, 2005. Should the Company cancel any of these orders, it would incur varying cancellation fees that would have totaled approximately $7.6 million at March 31, 2005.

        In addition, the Company has entered into agreements with certain service providers for its San Cristobal Project with remaining commitments totaling approximately $119.7 million at March 31, 2005. Should the Company cancel any of these agreements, it would incur varying cancellation fees that would have totaled approximately $7.0 million at March 31, 2005.

        Income taxes—The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such an examination, Bolivian tax authorities have raised issues and proposed tax deficiencies. The Company has reviewed the issues raised by the Bolivian tax authorities and believes it has a reasonable basis for contesting the full amount of this proposed tax deficiency. The Company believes the likelihood was remote that a liability existed for this issue at March 31, 2005.

8.     Subsequent Events

        In March and April 2005, the Company entered into agreements with Ingelec, S.A., ("Ingelec") a company in the power line construction and transmission services industry, under which Ingelec will design and construct a power line approximately 180 kilometers from the community of Punutuma to San Cristobal to supply power to our San Cristobal Project. The power line construction costs are expected to be approximately $22 million and the Company has agreed to loan Ingelec approximately $22 million to fund the construction.

        To facilitate the first of four agreed upon advances to Ingelec, the Company issued 357,741 of its ordinary shares on April 22, 2005 to a wholly owned subsidiary of Ingelec, as further described in the Prospectus Supplement dated April 22, 2005. After all of the advances have been made, the Company may be required to lend additional funds to Ingelec if the amounts previously advanced, plus accrued interest, do not total the maximum amount required to be advanced under the loan agreement. The Company is evaluating whether it may have a reporting requirement with respect to these loan arrangements under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

        In addition, the Company is evaluating whether the loan to Ingelec has created a variable interest that may require reporting under FIN 46(R), "Consolidation of Variable Interest Entities".

        In April 2005, the Company entered into an agreement with Antofagasta Railway Company, PLC ("ARC") whereby ARC will provide services for the transportation of lead, zinc and bulk concentrates produced from the San Cristobal mine to the Mejillones Port located in the city of Mejillones, Chile. ARC will be compensated on a cost per tonne basis, subject to minimum tonnage requirements. The initial term of the contract is seventeen years from the date transportation of concentrates begins. In accordance with the agreement, the Company has issued a $10 million irrevocable standby letter of credit in favor of ARC to cover its investment in rolling stock. The letter of credit will be increased each quarter over a period of 30 months, according to provisions in the agreement, to a maximum $30 million. The letter of credit will be reduced in subsequent quarters by $1 for every $5 of bank lending to the San Cristobal project. The Company has deposited $10 million to collateralize the letter of credit, which is recorded as restricted cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited ("Apex Silver" or "we") for the three month period ended March 31, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2004.

        Apex Limited is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development and financing of our San Cristobal Project in Bolivia. At present, none of our properties is in production and, consequently, we have no current operating income.

Overview

        During the first quarter of 2005 we began ramping up the construction of our San Cristobal Project, investing approximately $23.7 million during the period on the project. For the period January 1, 2004 through March 31, 2005 we had placed orders for equipment and construction materials totaling approximately $81.7 million. We have also entered into agreements with a number of service providers, including the mine construction company, the contract mining company, the power provider, the shipping port and others. For the period January 1, 2004 through March 31, 2005 we had entered into service agreements totaling approximately $149.3 million.

        For the remainder of the year we expect to spend in excess of $200 million on the above orders and agreements as well as on other San Cristobal Project construction and development. In addition, for the remainder of the year we expect to spend approximately $25 million on general corporate costs, exploration and project financing efforts.

        We continued to work with Barclays and BNP Paribas to secure commercial bank debt financing and develop other financing options for San Cristobal as part of a total financing package that may incorporate support from export credit agencies, multilateral agencies and other public lenders.

Results of Operations—Three Months Ended March 31, 2005

        Interest and other income.    Interest and other income was $3.4 million for the first quarter of 2005 compared to $0.5 million recorded during the first quarter of 2004. The 2005 increase is the result of interest earned on increased cash, cash equivalents and investments resulting from the issuance of equity and convertible notes during 2004.

        Gains (losses)—commodity derivatives.    During the first quarter of 2005, we recorded a mark to market loss related to our metals trading program of $0.4 million compared to a $0.6 million mark to market loss for the same period in 2004. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"). Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Gains (losses)—foreign currency derivatives.    During the first quarter of 2005, under FAS No. 133, the Company incurred a mark-to-market loss of $0.6 million net of a $0.5 million realized gain on a foreign exchange transaction related to the long lead advance order of certain capital equipment in which the purchase price is denominated in Euros. The Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro. The Company had no foreign exchange transaction during the first quarter of 2004.

        Exploration.    Exploration expense was $1.3 million for the first quarter of 2005 compared to $1.2 million for the same period of 2004. The 2005 expense includes an approximate $0.4 million reserve charge to value added taxes recoverable for amounts on which the recoverability is not certain.

        Administrative.    Administrative expense was $3.9 million for the first quarter of 2005, compared to $3.3 million for the first quarter of 2004. The increase in administrative expense during the first quarter of 2005 is primarily the result of additional personnel and related support costs associated with the advancement of the San Cristobal Project, financing efforts and Sarbanes-Oxley compliance.

        Interest Expense.    Interest expense was $2.0 and $0.1 million, net of approximately $1.1 and $0.1 million capitalized, for the first quarters of 2005 and 2004 respectively. The interest expense is all related to the Convertible Senior Subordinated Notes issued during 2004.

Liquidity and Capital Resources

        At March 31, 2005 our aggregate cash, restricted cash, short and long term investments and restricted investments amounted to $514.9 million compared to an aggregate of $543.8 in cash, restricted cash, short and long term investments and restricted investments at December 31, 2004. The amounts held at March 31, 2005 include $16.9 million in cash and cash equivalents, $432.8 million in short term investments and $48.7 million in long term investments. In addition to these amounts, at March 31, 2005, we had $3.0 million of cash that has been restricted to collateralize outstanding letters of credit and $13.5 million of investments that have been restricted and at maturity will provide the amounts necessary to pay interest payments through September 2007 on the 4.0% Convertible Senior Subordinated Notes due 2024.

        As of March 31, 2005, we had cash and cash equivalents of $16.9 million, compared to $27.7 million at December 31, 2004. The decrease in our cash balance at March 31, 2005 is the result of $23.7 million invested in property, plant and equipment related to the development of the San Cristobal Project and $5.0 million used to fund operations, property holding costs and administrative costs, net of interest and other income, all partially offset by the net sales of $17.7 million of investments, $0.1 million of proceeds from employee stock options exercised and the release of $0.1 million of restricted cash.

        For the remainder of the year we expect to spend in excess of $200 million on the San Cristobal Project including the purchase of equipment, construction materials, payments to contractors and other development. In addition, for the remainder of the year we expect to spend approximately $25 million on general corporate costs, exploration and project financing efforts. We plan to fund these project and operating cash expenditures from our existing cash balances and from interest and other income.

        During 2004 we completed updating the San Cristobal development plan, resulting in estimated capital costs of approximately $560 million. This capital cost estimate includes pre-stripping, engineering, procurement, construction, and freight necessary to commence production, as well as appropriate taxes, duties and levies under Bolivian law. The estimate excludes approximately $27 million of working capital, $22 million expected to be advanced to the company constructing the power line, $6 million expected to be advanced to the company constructing the port facilities, and $20 million for escalation from the original constant dollar estimate. Advances for the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. The estimate also excludes approximately $12 million in capital costs related to production enhancements. Total project funding from January 1, 2004 going forward, including the additional amounts described above, is approximately $650 million. Of this amount, approximately $49 million in capital costs were spent at the San Cristobal Project through March 31, 2005.

Approximately $27 million of the costs may be paid using ordinary shares rather than cash. As such, we will require additional financing from outside sources to complete development of the San Cristobal Project. There can be no assurance that we will be able to obtain the required financing on terms that we find attractive, or at all.

New and Recent Accounting Developments

        In March, 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", which clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value. Currently, the Company has not recorded an asset retirement obligation but an expected significant increase in activity at the San Cristobal site this year may require the recognition of an asset retirement obligation in the future.

        During 2004, a committee of the Emerging Issues Task Force ("EITF") began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently in the development phase and is currently evaluating the impact, if any, on the Company's financial position and results from operations once production commences.

Contractual obligations

        At March 31, 2005, we had placed orders for equipment and materials related to the construction of the San Cristobal Project totaling $81.7 million against which payments of $16.3 million have been made. Payments will be made on the remaining orders through 2005 and early 2006. Should we cancel any of these orders, we would incur varying cancellation fees that would have totaled approximately $7.6 million at March 31, 2005.

        At March 31, 2005, we have also entered into agreements with a number of service providers for the San Cristobal Project, including the mine construction company, the contract mining company, the power provider, the shipping port and others. At March 31, 2005 we had entered into service agreements totaling $149.3 million against which $29.6 million of payments have been made. Should we cancel any of these agreements, we would incur varying cancellation fees that would have totaled approximately $7.0 million at March 31, 2005.

Forward-Looking Statements

        Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, costs, infrastructure arrangements, financing needs, the availability of financing on acceptable terms, the timing of construction at San Cristobal, and the markets for silver, zinc and lead. The use of any of the words "anticipate," "continues," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

  •
  the availability, terms and timing and variations in smelting operations and capacity;

  •
  the availability of experienced employees; and

  •
  the factors discussed under "Risk Factors" in our Form 10-K for the period ended December 31, 2004.

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

        We manage the timing of the cash required to construct the San Cristobal Project, to fund general corporate costs, exploration and other funding requirements and invest funds not immediately required in investments with varying maturities. Our policy is to invest only in government and corporate securities rated "investment grade" or better.

        To complete the project financing for San Cristobal, we expect to be required to hedge a portion of our planned production. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We currently engage in limited metals trading activities, utilizing puts and calls and other market instruments in anticipation of potential lender requirements for the San Cristobal project financing. See "Item 2, Results of Operations." During the quarter, the Company incurred a mark-to-market loss of approximately $0.6 million on a foreign exchange transaction, the purpose of which is to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro, related to the long lead advance order of certain capital equipment for the project.

Item 4. Controls and Procedures

  (a)
  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Apex Silver's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weakness discussed below. In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

  (b)
  Change in Internal Control over Financial Reporting

        Apex Silver's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment, management used criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment concluded that, as of December 31, 2004, we did not maintain effective controls over the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise that was commensurate with our financial reporting requirements. As disclosed in management's report, this control deficiency constituted a material weakness as of December 31, 2004 and resulted in the following adjustments to our financial statements:

  •
  Restatement of our consolidated financial statements for the first, second, and third quarters of 2004 to capitalize additional interest and to reduce interest expense due to a misinterpretation of generally accepted accounting principles related to the capitalization of interest incurred on debt borrowed for the construction of the San Cristobal project.

  •
  Reclassification, prior to filing our second quarter financial statements for 2004, of cash and cash equivalents to short and long-term investments.

  •
  Adjustment, prior to filing our third quarter financial statements for 2004, of stock compensation expense and related disclosures associated with our adoption of FAS 123, "Accounting for Stock-Based Compensation" and adjustment, prior to filing our financial statements for the year ended December 31, 2004, to increase costs capitalized at our San Cristobal project and to reduce administration expense.

        During the quarter ended March 31, 2005 management has undertaken remedial action to address the above described material weakness by:

  •
  Expanding its accounting staff to include, beginning in February, 2005, an experienced corporate controller and an experienced site controller for our Bolivian operation to provide additional technical accounting expertise in applying generally accepted accounting principles.

    These additional employees will enhance the Company's internal financial statement review process, allowing the Company to correctly resolve complex accounting issues prior to review by the external auditors. The two controllers made significant progress during the first quarter becoming familiar with the information systems, staff resources, and accounting issues of the Company. Management expects that these additional resources will fully contribute to a higher level of internal accounting expertise by the end of the second quarter.

  •
  Creating a corporate treasury function to manage cash and investments and assist in the proper presentation and disclosure of these items.

    Enhanced computer models are being developed to assist with cash and investment management and facilitate proper financial statement presentation. Accounting staff are currently undergoing training with respect to the enhanced models. The treasury function provides an additional review component within our system of internal control over financial reporting to provide assurance of the proper financial statement presentation of cash and related investments. The improvements will be fully functional by the end of the second quarter.

  •
  Engaging an outside accounting firm to support our Sarbanes-Oxley Section 404 compliance activities and to assist in preparing our financial statements and providing expertise in the proper application of generally accepted accounting principles (GAAP).

    The outside accounting firm provided valuable support in the preparation of financial statements for the year ended December 31, 2004 and quarter ended March 31, 2005. The firm has also been engaged to support Sarbanes-Oxley Section 404 compliance for 2005 and to continue supporting the Company's internal audit function. Management will continue to use the outside firm to augment its own internal accounting resources, providing additional expertise in applying GAAP to new or complex accounting issues as an integral part of its ongoing system of internal controls over financial reporting.

        The Company's remediation efforts are not complete, as noted above, and the Company does not have sufficient evidence of the operational effectiveness of the controls undergoing remediation to conclude that such actions have been successful in addressing the material weakness in internal control over financial reporting described above.

        During the quarter ended March 31, 2005, there were material changes to accounting processes related to our San Cristobal Project due to a significant ramp-up of activity. These changes primarily relate to the interface of financial information between our information systems and the information systems managed by our engineering, procurement and construction management contractor ("EPCM"). In addition, processes relating to the approval of purchase orders, contracts and invoice payments for the project now involve significant interaction between our own project management and the EPCM. A control framework for project accounting and reporting has been established and our key internal controls over financial reporting that interface with the EPCM have been identified. Management is evaluating the effectiveness of its existing system of internal controls against the project control framework to determine if any changes are necessary. Management expects to conclude its evaluation by the end of the second quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

APEX SILVER MINES LIMITED
Date: May 9, 2005	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer
Date: May 9, 2005	By:	/s/ MARK A. LETTES Mark A. Lettes Senior Vice President and Chief Financial Officer