Form 10-Q
period 2005-06-30
APEX SILVER MINES LTD
filed 2005-08-08
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

AT AUGUST 4, 2005, 48,476,978 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEET

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$18,042	$27,740
Restricted cash	100,000	397
Short term investments	300,959	419,625
Restricted investments	6,330	4,628
Accrued interest receivable	1,101	1,102
Prepaid expenses and other assets	3,547	3,699
Total current assets	429,979	457,191

Property, plant and equipment (net)	227,408	127,582
Long term investments	23,099	77,995
Deferred financing costs	14,043	11,262
Value added tax recoverable	10,352	6,396
Restricted cash	—	2,711
Restricted investments	30,261	10,657
Other non-current assets	24	24
Total assets	$735,166	$693,818

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$38,774	$4,226
Accrued interest payable	3,310	2,890
Current portion of long term debt	1,747	599
Total current liabilities	43,831	7,715

Long term debt	346,153	339,987
Commitments and contingencies (Note 8)	—	—
Minority interest in subsidiaries	38	—
Total liabilities	390,022	347,702

Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 48,081,269 and 47,679,797 shares issued and outstanding for respective periods	481	477
Accumulated other comprehensive income (loss)	(89)	68
Additional paid in capital	450,086	443,229
Accumulated deficit during development stage	(105,334)	(97,658)
Total shareholders’ equity	345,144	346,116
Total liabilities and shareholders’ equity	$735,166	$693,818

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

					For the Period from
					December 22, 1994
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		through
	2005	2004	2005	2004	June 30, 2005
	(in thousands except share data)
Operating expenses:
Exploration	$(1,435)	$(1,414)	$(2,761)	$(2,590)	$(70,957)
Amortization and depreciation	(17)	(10)	(33)	(18)	(1,219)
Total operating expenses	(1,452)	(1,424)	(2,794)	(2,608)	(72,176)

Other income and expenses:
Interest and other income	3,643	1,024	7,043	1,518	27,420
Gains (losses) on commodity derivatives	2,430	931	2,056	304	3,023
Gains (losses) on foreign currency derivatives and exchange	(666)	—	(1,284)	—	122
Administrative	(4,917)	(2,787)	(8,846)	(6,046)	(60,844)
Interest expense and other borrowing costs (1)	(1,872)	(910)	(3,862)	(994)	(7,449)
Total other income and expense	(1,382)	(1,742)	(4,893)	(5,218)	(37,728)
Loss before minority interest	(2,834)	(3,166)	(7,687)	(7,826)	(109,904)
Minority interest in loss of consolidated subsidiary	11	—	11	—	4,570
Net loss	$(2,823)	$(3,166)	$(7,676)	$(7,826)	$(105,334)
Other comprehensive loss	(22)	—	(157)	—	(89)
Comprehensive loss	$(2,845)	$(3,166)	$(7,833)	$(7,826)	$(105,423)

Net loss per Ordinary Share – basic and diluted (2)	$(0.06)	$(0.07)	$(0.16)	$(0.17)

Weighted average Ordinary Shares outstanding	47,983,111	47,397,387	47,831,454	45,499,606

(1)             Interest expense and other borrowing costs are net of $1.4 million and $2.5 million capitalized for the three and six month periods ended June 30, 2005 and $0.7 million and $0.8 million for the three and six month periods ended June 30, 2004 and $5.0 million capitalized for the inception to date period ended June 30, 2005.

(2)             Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended		For the period from December 22, 1994 (inception)
	June 30,		Through
	2005	2004	June 30, 2005
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(9,935)	$(4,197)	$(92,474)
Cash flows from investing activities:
Purchase of available for sale investments (1)	(330,112)	(51,009)	(887,354)
Sale of available for sale investments	408,165	25	660,127
Purchase of held-to-maturity investments	(17,524)	(142,117)	(251,265)
Sale of held-to-maturity investments	89,702	1,009	131,171
Sale (purchase) of restricted investments	1,868	—	(13,417)
Advances made to suppliers	(1,296)	—	(1,296)
Capitalized property, plant and equipment	(55,733)	(4,565)	(173,926)
Net cash provided by (used in) investing activities	95,070	(196,657)	(535,960)
Cash flows from financing activities:
Payments of notes payable	—	—	(2,040)
Bank financing costs	(3,375)	—	(3,375)
Proceeds from issuance of convertible notes (net of issuance costs of $0 for 2005 and $7,000 for 2004)	—	193,000	328,087
Proceeds from issuance of Ordinary Shares (net of issuance costs of $15 for 2005 and $9,803 for 2004)	5,343	208,612	412,266
Proceeds from exercise of stock options and warrants	91	1,343	11,538
Restricted cash to collateralize loan pre-closing requirements	(96,892)	—	(100,000)
Net cash (used in) provided by financing activities	(94,833)	402,955	646,476
Net (decrease) increase in cash and cash equivalents	(9,698)	202,101	18,042
Cash and cash equivalents - beginning of period (1)	27,740	17,514	—
Cash and cash equivalents - end of period (1)	$18,042	$219,615	$18,042

(1)          During 2004, the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying securities in excess of 90 days from cash equivalents to net cash used in investing activities. As a result of the purchase and sale of these securities the beginning cash balance decreased by $22.6 million from what was originally reported at June 30, 2004.  In addition the purchase of investments increased by $47.8 million from what was originally reported at June 30, 2004.  These two adjustments, related to auction rate securities reclassification, result in a decrease of $70.4 million to ending cash and cash equivalents from what was originally reported at June 30, 2004.

See Note 10 for supplemental cash flow information.

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

2.              Significant Accounting Policies

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), which revised Statement of Financial Accounting Standards No. 123  “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  FAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The SEC has approved a new rule that for public companies delays the effective date of FAS 123(R).  Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Effective January 1, 2004 the Company adopted FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transition and disclosure” (“FAS No. 148”). As provided for under FAS No. 148, the Company used the “modified prospective method” of transition. Under that method of transition the costs recognized in the financial statements for the periods ended June 30, 2005 and 2004 are the same as if they had been based on their fair values at the grant date. The Company recognized stock-based compensation cost of $0.7 million and $1.3million for the quarter and six month periods ended June 30, 2005 respectively and $0.6 million and $1.1million and for the quarter and six month periods ended June 30, 2004 respectively.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs for periods ending after December 31, 2003.   In April 2005 the Company entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. (“SC TESA”), a subsidiary of Ingelec, S.A., (“Ingelec”) a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal Project from the Bolivian power grid. The Company has determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving the Company control of SC TESA, the Company is deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA for the 2005 periods presented (see Note 10). The consolidation of SC TESA results in the elimination of the $5.6 million note receivable from TESA and the recognition of $2.9 million of additional Property, Plant & Equipment, $2.3 million of additional cash and $0.2 million of additional liabilities.  The Company recorded a small minority interest benefit related to the consolidation.

The Company has previously adopted Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”) which establishes standards of financial reporting for leases. FAS 13 distinguishes between capital leases and operating leases where capital leases are treated as the acquisition of assets and the incurrence of obligations by the lessee and operating leases are treated as current operating expenses.  During the second quarter 2005 the Company began taking delivery of certain mining equipment that it is leasing from the mining services contractor at the San Cristobal Project.  These leases have been determined to be capital leases and resulted in the recording of $8.3 million to Property, plant and equipment and $7.3 million to Long term debt at June 30, 2005.

The Company has previously adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to FAS 143, the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.   The ARO is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.  At June 30, 2005 no asset retirement liabilities have been recorded by the Company as there has been only minimal disturbance that would require reclamation or remediation at San Cristobal or at any of the Company’s other projects.  Exploration, development and construction costs incurred to date consist primarily of building roads and other infrastructure which will not be reclaimed and performing engineering for the project.  In the third quarter 2005 the Company plans to begin pre-stripping and other activities that will require the recognition of an asset retirement obligation based upon estimated costs to reclaim the property.

New Accounting Standards

In May 2005 the (“FASB”) issued Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle and is effective immediately. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Management does not believe the adoption of FAS 154 will have a material effect on its financial position or results of operations.

In March, 2005, the (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term conditional asset retirement obligation, as used in FAS No. 143, refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.   Currently the Company has not recorded an asset retirement obligation but in the third quarter 2005 the Company plans to begin pre-stripping and other activities that will require the recognition of an asset retirement obligation based upon estimated costs to reclaim the property.

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine.  During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus.  The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  The Company is currently in the development phase and is currently evaluating the impact, if any, on the Company’s financial position and results from operations once production commences.

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

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables summarize the Company’s investments at June 30, 2005 and December 31, 2004:

June 30, 2005	Cost	Market	Carrying Value	Holding Losses (net)
	(in Thousands)
Short-term
Available for sale
Common stock	$184	$390	$390
Bond funds	3,381	3,086	3,086
Auction rate securities	225,700	225,700	225,700
Total available for sale	229,265	229,176	229,176
Held to maturity
Government agency securities	$61,953	$61,460	$61,953	$(493)
Corporate notes	9,830	9,790	9,830	(40)
Total held to maturity	71,783	71,250	71,783	(533)
Total short term	$301,048	$300,426	$300,959	$(533)

Long-Term:
Held to maturity
Government agency securities	$23,099	$22,959	$23,099	$(140)
Total long term	$23,099	$22,959	$23,099	$(140)

Restricted Investments:
Held to maturity
Short-term Government bonds	$6,330	$6,310	$6,330	$(20)
Long-term Government bonds	$30,261	$30,153	$30,261	$(108)

December 31, 2004	Cost	Market	Balance	Holding Losses
	(in Thousands)
Short-term
Available for sale
Common stock	$184	$374	$374
Bond funds	3,381	3,259	3,259
Auction rate securities	301,715	301,715	301,715
Total available for sale	305,280	305,348	305,348
Held to maturity
Government bonds	$95,152	$94,894	$95,152	$(263)
Municipal bonds	3,036	3,034	3,036	(3)
Corporate Notes	12,186	12,155	12,186	(31)
Euro Bonds	3,903	3,913	$3,903	(2)
Total held to maturity	114,277	113,996	114,277	(299)
Total short term	$419,557	$419,344	$419,625	$(299)

Long-Term:
Held to maturity
Government bonds	$73,938	$73,705	$73,938	$(233)
Municipal bonds	1,503	1,503	1,503	—
Corporate Notes	2,554	2,540	2,554	(15)
Total long term	$77,995	$77,748	$77,995	$(248)

Restricted Investments:
Held to maturity
Short-term Government bonds	$4,628	$4,622	$4,628	$(7)
Long-term Government bonds	$10,657	$10,588	$10,657	$(70)

Quoted market prices are used to determine the market values of the above investments.

4.   Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Prepaid insurance	$194	$469
Prepaid consulting & contractor fees	3,228	1,932
Receivables, travel advances and other	291	283
Withholding taxes receivable	248	99
Unrealized derivative gains (losses)	(414)	916
	$3,547	$3,699

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

Unrealized trading gains and losses are the result of derivative transactions that have been marked to market at the end of the period. Amounts actually realized may differ substantially from the above amounts based on market values at the date the derivative instruments are settled.

5.   Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia as a recoverable asset.  Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company is developing.  At June 30, 2005, the recoverable VAT recorded for Bolivia is $10.4 million which is net of a $0.4 million reserve for certain VAT taxes of which the recoverability is not certain.

6.   Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Mineral properties	$102,155	$97,011
Construction in progress	105,523	27,052
Buildings	3,625	2,147
Mining equipment and machinery	8,091	2,863
Equipment under capital lease	8,261	—
Other furniture and equipment	3,176	1,263
	230,831	130,336
Less: Accumulated depreciation	(3,423)	(2,754)
	$227,408	$127,582

For the six month periods ended June 30, 2005 and 2004 the Company recorded depreciation expense of $33,000 and $18,000 respectively.  Also, for the six month periods ended June 30, 2005 and 2004 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $636,000 and $225,000 respectively.

The June 30, 2005 and December 31, 2004 construction in progress balances contain $5.0 and $2.5 million of capitalized interest respectively.

7.   Debt

The Company’s long term debt at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005		December 31, 2004
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$200,000	$—	$200,000
4.0% Convertible Senior Subordinated Notes due 2024	—	139,987	—	139,987
San Cristobal Foundation	599	—	599	—
Capital lease obligations	1,148	6,166	—	—
	$1,747	$346,153	$599	$339,987

During the second quarter 2005 the Company took delivery of certain leased mining equipment, to be used in stripping and future mine production, and recorded a capital lease resulting in the recognition of a $7.3 million liability at June 30, 2005. The capital lease obligations will require payments of $0.6 million during 2005, $1.1 million during both 2006 and 2007, $1.2 million during 2008 and $3.2 million in 2009 and thereafter.

At June 30, 2005 the Company is carrying $13.6 million of investments that have been restricted and at maturity will provide the amounts necessary to pay interest payments through September 2007 on the 4.0% Convertible Senior Subordinated Notes due 2024.

The Company has entered into a financing arrangement whereby Barclays Capital and BNP Paribas have agreed to underwrite and syndicate a $225 million secured credit facility to complete development of the Company’s San Cristobal Project.  During the second quarter 2005 the Company made certain payments related to the credit facility to Barclays Capital and BNP Paribas totaling $3.4 million and recorded the payments to Deferred financing costs.

8.              Commitments and Contingencies

Letters of Credit – At June 30, 2005, the Company had outstanding irrevocable standby letters of credit in the aggregate amount of $20.7 million. The letters of credit include $18.0 associated with the rail contract to transport metal concentrates to the port facilities, $2.0 million associated with the construction management contract and $0.7 million related to the planned port facilities.  The Company has deposited $23.0 million to collateralize the current and certain possible future letters of credit and has recorded that amount to restricted investments.

Bank Financing – The terms and conditions of the financing arrangement with Barclays Capital and BNP Paribas required the Company to deposit $100 million cash to collateralize certain pre-closing covenants and requirements. The cash will be released back to the Company upon the closing of the loan facility and the meeting of all “conditions precedent” to the loan.  At June 30, 2005 the $100 million collateral was recorded to restricted cash.

Commitments related to the San Cristobal Project – The Company has entered into agreements with certain service providers and placed orders for certain long lead equipment and construction materials for its San Cristobal Project resulting in commitments totaling approximately $180 million at June 30, 2005.  Should the Company cancel any of these agreements or orders, it would incur varying cancellation fees that would total approximately $17 million at June 30, 2005.

9.              Foreign Currency

Losses on foreign currency derivatives and exchange consist of the following:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(amounts in thousands)

Loss on Euro derivatives	$248	$866

Re-measurement of monetary assets and liabilities denominated in other than U.S. dollars	$418	$418

The loss on the Euro derivatives is all related to the marking to market of open Euro derivative positions held by the Company.  During 2004 the Company had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time the Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  The Company closed the Euro positions during the second quarter 2005. Over the life of the derivative positions the Company realized a $0.6 million gain.

The re-measurement of monetary assets and liabilities is related to certain taxes receivable denominated in Bolivianos and a prepayment of an equipment order denominated in Euros.

10.   Supplemental cash flow information

	Six Months Ended
	June 30,
	2005	2004
	(amounts in thousands)
Supplemental disclosure:
Interest paid	$5,208	$—

Supplemental disclosure of non-cash transactions:
Stock based compensation	$1,250	$1,149
Depreciation expense capitalized	$636	$225
Accrued interest capitalized	$1,643	$820
Stock issued as compensation to consultants	$180	$242
Capitalized leases	$8,261	$—

As of June 30, 2005 the Company had entered into certain capital leases that resulted in non-cash increases to property, plant and equipment of $8.3 million and Long term debt of $7.3 million.

11.  Subsequent Events

On July 15, 2005, the Company issued 398,144 of its ordinary shares, valued at $5.6 million, to facilitate the second of four agreed upon advances to SC TESA for the construction of the power line to our San Cristobal Project. The share issuance is further described in the Company’s Prospectus Supplement dated July 15, 2005. The Company made the first of the four agreed upon advances during April 2005 when 357,741 of its ordinary shares, valued at $5.6 million, were issued to SC TESA.  After all four of the advances have been made the Company may be required to lend additional funds to SC TESA if the advances, plus accrued interest, do not total to the maximum amount required to be advanced under the loan agreement of approximately $22 million.  The advances will be repaid to the Company with interest through credits against operating costs once the Project comes on line.

The Company has determined that SC TESA is a variable interest entity of which the Company is the primary beneficiary and consequently the financial statements of SC TESA are fully consolidated with the Company’s financial statements for the 2005 periods presented (see Note 2).

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three and six month periods ended June 30, 2005 and changes in our financial condition from December 31, 2004.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2004.

Apex Limited is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development and financing of our San Cristobal Project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

During the first six months of 2005 we began ramping up the construction of our San Cristobal Project, spending approximately $56 million during the period on development of the project.  We have entered into agreements with service providers including the construction management company, the mining contractor, the rail transport company, the power provider and the port facilities among others. We have placed orders for equipment and construction materials resulting in total contractual commitments of approximately $180 million at June 30, 2005. Should the Company cancel any of these agreements or orders, it would incur varying cancellation fees that would total approximately $17 million at June 30, 2005. We have began to take delivery of certain mining equipment during the period and we plan to begin pre-stripping activities in the third quarter 2005.

During June 2005 we announced that Barclays Capital and BNP Paribas agreed to underwrite and syndicate a $225 million secured credit facility for development of our San Cristobal Project.  The total financing package may incorporate support from export credit agencies, multilateral agencies and other public lenders.  We will continue to consider additional incremental financing arrangements.

For the remainder of the year we expect to spend in excess of $150 million on the above orders and agreements as well as on other San Cristobal Project construction and development. In addition, for the remainder of the year we expect to spend approximately $8 million on general corporate costs and exploration efforts.

Results of Operations –Three Months Ended June 30, 2005

Interest and other income. Interest and other income was $3.6 million for the second quarter of 2005 compared to $1.0 million recorded during the second quarter of 2004.  The 2005 increase is the result of greater interest earned because of higher average cash, cash equivalents and investment balances held during 2005 as compared to the same period of 2004 and higher available interest rates during 2005. The higher average cash, cash equivalents and investment balances are the result of the issuance of equity and convertible notes during 2004.

Gains (losses) on commodity derivatives. During the second quarter of 2005, we recorded a mark to market gain related to our metals trading program of $2.4 million compared to a $0.9 million mark to market gain for the same period in 2004.  The increased gain during the second quarter 2005 is the result of increased activity in the metals trading program as compared to the same period of 2004. The increased metals trading activities will likely result in increased volatility in our future earnings. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”).  Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Gains (losses) on foreign currency derivatives and exchange. During the second quarter of 2005 we recorded a $0.4 million foreign exchange loss related to the re-measurement of monetary assets and liabilities associated with the construction activities in at our San Cristobal project in Bolivia.

Also, during the second quarter of 2005 we incurred a mark-to-market loss of $0.3 million related to certain derivative positions we held related to the value of the Euro. During 2004 we had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time we purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  The Company closed the Euro positions during the second quarter 2005. Over the life of the derivative positions we realized a $0.6 million gain. The Company marks its open foreign currency derivative positions to market at the end of each reporting period per the requirements of FAS 133.

Exploration.  Exploration expense was comparable at $1.4 million for the second quarters of both 2005 and 2004.

Administrative.  Administrative expense was $4.9 million for the second quarter of 2005, compared to $2.8 million for the second quarter of 2004.  The increase in administrative expense during the second quarter of 2005 is primarily the result of additional personnel and related support costs associated with the advancement of our San Cristobal Project, financing efforts and Sarbanes-Oxley compliance.

Interest Expense.  Interest expense was $1.9 and $0.9 million, net of approximately $1.4 and $0.7 million capitalized, for the second quarters of 2005 and 2004 respectively. The interest expense is primarily related to the Convertible Senior Subordinated Notes issued during 2004.

Results of Operations – Six Months Ended June 30, 2005

Interest and other income. Interest and other income was $7.0 million for the first six months of 2005 compared to $1.5 million recorded during the first six months of 2004.  The 2005 increase is the result of greater interest earned because of higher average cash, cash equivalents and investment balances held during 2005 as compared to the same period of 2004 and higher available interest rates during 2005. The higher average cash, cash equivalents and investment balances are the result of the issuance of equity and convertible notes during 2004.

Gains (losses) on commodity derivatives. During the first six months of 2005, we recorded a mark to market gain related to our metals trading program of $2.1 million compared to a $0.3 million mark to market gain for the same period in 2004.  The increased gain during the first six months 2005 is the result of increased activity in the metals trading program as compared to the same period of 2004. The increased metals trading activities will likely result in increased volatility in our future earnings. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”).  Under FAS No. 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Gains (losses) on foreign currency derivatives and exchange. During the first six months of 2005 we recorded a $0.4 million foreign exchange loss related to the re-measurement of monetary assets and liabilities associated with the construction activities in at our San Cristobal project in Bolivia.

Also, during the first six months of 2005 we incurred a mark-to-market loss of $0.9 million related to certain derivative positions we held related to the value of the Euro. During 2004 we had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time we purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  We closed the Euro positions during the second quarter 2005. We had a realized gain of $0.6 million over the life of the derivative positions of which $0.5 million was recorded in 2005. The Company marks its open foreign currency derivative positions to market at the end of each reporting period per the requirements of FAS 133.

Exploration.  Exploration expense was $2.8 million for the first six months of 2005 compared to $2.6 million for the same period of 2004.  The 2005 expense includes an approximate $0.4 million reserve charge to value added taxes recoverable for amounts on which the recoverability is not certain.

Administrative.  Administrative expense was $8.8 million for the first six months of 2005, compared to $6.0 million for the six months of 2004.  The increase in administrative expense during the first six months of 2005 is primarily the result of additional personnel and related support costs associated with the advancement of the San Cristobal Project, financing efforts and Sarbanes-Oxley compliance.

Interest Expense.  Interest expense was $3.9 and $1.0 million, net of approximately $2.5 and $0.8 million capitalized, for the first six months of 2005 and 2004 respectively. The interest expense is primarily related to the Convertible Senior Subordinated Notes issued during 2004.

Liquidity and Capital Resources

At June 30, 2005 our aggregate cash, restricted cash, short and long term investments and restricted investments amounted to $478.7 million compared to an aggregate of $543.8 in cash, restricted cash, short and long term investments and restricted investments at December 31, 2004.  The amounts held at June 30, 2005 include $18.0 million in cash and cash equivalents, $301.0 million in short term investments and $23.1 million in long term investments.  In addition to these amounts, at June 30, 2005, we had $100.0 million of cash that has been restricted to collateralize certain pre-closing covenants and requirements related to the bank financing and $13.6 million of investments that have been restricted and at maturity will provide the amounts necessary to pay interest payments through September 2007 on the 4.0% Convertible Senior Subordinated Notes due 2024 and $23.0 million of investments that have been restricted to provide collateral for outstanding letters of credit.

As of June 30, 2005, we had cash and cash equivalents of $18.0 million, compared to $27.7 million at December 31, 2004.  The decrease in our cash balance at June 30, 2005 is the result of $55.7 million invested in property, plant and equipment related to the development of the San Cristobal Project, $9.9 million used to fund operations, property holding costs and administrative costs, net of interest and other income, $3.4 million paid to the banks related to the credit facility, the net increase in restricted cash of $96.9 million and advances made to suppliers of $1.3 million, all partially offset by the net sales of $152.0 million of investments, $5.4 million of net proceeds from the sale of Ordinary Shares and $0.1 million of proceeds from employee stock options exercised.

For the remainder of the year we expect to spend about $150 million on the San Cristobal Project including the purchase of equipment, construction materials, payments to contractors and other development.  In addition, for the remainder of the year we expect to spend approximately $8 million on general corporate costs and exploration efforts.  We plan to fund these project and operating cash expenditures from our existing cash and investment balances and from interest and other income.

During 2004 we completed updating the San Cristobal development plan, resulting in estimated capital costs of approximately $560 million and anticipate commencement of operations in 2007. The capital cost estimate includes pre-stripping, engineering, procurement, construction, and freight necessary to commence production, as well as appropriate taxes, duties and levies under Bolivian law.  The estimate excludes approximately $27 million of working capital, $22 million expected to be advanced to the company constructing the power line, $6 million expected to be advanced to the company constructing the port facilities, and $20 million for escalation from the original constant dollar estimate.  Advances for the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services.  The estimate also excludes approximately $12 million in capital costs related to production enhancements.  Total project funding from January 1, 2004 going forward, including the additional amounts described above, is approximately $650 million.  Of this amount, approximately $82 million in capital costs were spent at the San Cristobal Project through June 30, 2005. At June 30, 2005 approximately $5.6 million of the costs associated with the power line have been paid using Ordinary Shares rather than cash and an additional $5.6 million of Ordinary Shares were issued to fund the power line construction during July 2005. We anticipate the use of an additional $11 million of Ordinary Shares related to the power line construction and $5 million of Ordinary Shares to pay certain construction bonuses. Barclays Capital and BNP Paribas have agreed to underwrite and syndicate a $225 million secured credit facility to complete development of our San Cristobal Project.  We may require additional incremental financing from outside sources if the need arises over the next several years.  There can be no assurance that we will be able to close the credit facility on a timely basis or that additional incremental financing, if needed,  will be available on terms we find attractive, or at all.

Significant Accounting Policies

During 2005 we have adopted and/or implemented the following new accounting policies:

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs for periods ending after December 31, 2003.   In April 2005 we entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. (“SC TESA”), a subsidiary of Ingelec, S.A., (“Ingelec”) a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal Project from the Bolivian power grid. We have determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving us control of SC TESA, we are deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA for the 2005 periods presented. The consolidation of SC TESA results in the elimination of the $5.6 million note receivable from TESA and the recognition of $2.9 million of additional Property, Plant & Equipment, $2.3 million of additional cash and $0.2 million of additional liabilities.  The Company recorded a small minority interest benefit related to the consolidation.

We had previously adopted Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”) which establishes standards of financial reporting for leases. FAS 13 distinguishes between capital leases and operating leases where capital leases are treated as the acquisition of assets and the incurrence of obligations by the lessee and operating leases are treated as current operating expenses.  During the second quarter 2005 the Company began taking delivery of certain mining equipment it is leasing from the mining services contractor at the San Cristobal Project.  Such leases have been determined to be capital leases and resulted in the recording of $8.3 million to equipment and $7.3 million to debt at June 30, 2005.

New and Recent Accounting Developments

In May 2005 the (“FASB”) issued Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle and is effective immediately. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Management does not believe the adoption of FAS 154 will have a material effect on its financial position or results of operations.

In March, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.   Currently the Company has not recorded an asset retirement obligation but in the third quarter 2005 the Company will begin pre-striping and other activities that will require the recognition of an asset retirement obligation based upon estimated costs to reclaim the property.

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine.  During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus.  The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  The Company is currently in the development phase and is currently evaluating the impact, if any, on the Company’s financial position and results from operations once production commences.

Commitments

The Company has entered into agreements with certain service providers and placed orders for certain long lead equipment and construction materials for its San Cristobal Project resulting in commitments totaling approximately $180 million at June 30, 2005.  Should the Company cancel any of these agreements or orders, it would incur varying cancellation fees that would have totaled approximately $17 million at June 30, 2005.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements.  These statements include comments regarding San Cristobal development and construction plans, costs, infrastructure arrangements, financing needs, the availability of financing on acceptable terms, the timing of construction at San Cristobal, hedging arrangements and the markets for silver, zinc and lead.  The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

•                  the availability of experienced employees; and

•                  the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2004.

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

We manage the timing of the cash required to construct the San Cristobal Project, to fund general corporate costs, exploration and other funding requirements and invest funds not immediately required in investments with varying maturities.   Our policy is to invest only in government and corporate securities rated “investment grade” or better.

To complete the project financing for San Cristobal, we are required to hedge a portion of the planned production.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  We are currently engaged in metals trading activities, utilizing puts and calls and other market instruments.  During the first six months of 2005, we recorded a mark to market gain related to the metals trading program of $2.1 million. The increased metals trading activities will likely result in increased volatility in our future earnings.  See “Item 2, Results of Operations.”  Also, during the first six months of 2005 we incurred a mark-to-market loss of $0.9 million related to certain derivative positions we held related to the value of the Euro. During 2004 we had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time we purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  We closed the Euro positions during the second quarter 2005. We had a realized gain of $0.6 million over the life of the derivative positions of which $0.5 million was recorded in 2005.

Item 4. Controls and Procedures

(a)          Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Apex Silver’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)         Change in Internal Control over Financial Reporting

Apex Silver’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making its assessment, management used criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment concluded that, as of December 31, 2004, we did not maintain effective controls over the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise that was commensurate with our financial reporting requirements.  As disclosed in management’s report, this control deficiency constituted a material weakness as of December 31, 2004 and resulted in the following adjustments to our financial statements:

•                  Restatement of our consolidated financial statements for the first, second, and third quarters of 2004 to capitalize additional interest and to reduce interest expense due to a misinterpretation of GAAP related to the capitalization of interest incurred on debt borrowed for the construction of the San Cristobal project.

•                  Reclassification, prior to filing our second quarter financial statements for 2004, of cash and cash equivalents to short and long-term investments.

•                  Adjustment, prior to filing our third quarter financial statements for 2004, of stock compensation expense and related disclosures associated with our adoption of FAS 123, “Accounting for Stock-Based Compensation” and adjustment, prior to filing our financial statements for the year ended December 31, 2004, to increase costs capitalized at our San Cristobal project and to reduce administration expense.

During the six months ended June 30, 2005 management has undertaken remedial action to address the above described material weakness by:

•                  Expanding its accounting staff to include, beginning in February 2005, an experienced corporate controller and an experienced site controller and project accounting manager for our San Cristobal project in Bolivia, to provide additional technical accounting expertise in applying GAAP.  In addition, Management has created a corporate treasury position, also beginning in February 2005, to manage cash and investments and assist in the proper presentation and disclosure of these items.  These additional employees have been fully integrated into the Company’s internal control system, enhancing the review process related to early identification of accounting issues associated with our financial reporting requirements.

•                  Engaging an outside accounting firm to assist in preparing and reviewing our financial statements and providing expertise in the proper application of GAAP.  The outside accounting firm provided valuable support in the preparation of financial statements for the year ended December 31, 2004 and quarter ended March 31, 2005, and in assisting with Management’s review of the financial results of the quarter and six months ended June 30, 2005.  Management will continue to use the outside firm, as needed, to provide additional expertise in applying GAAP to new transactions as part of its ongoing system of internal controls over financial reporting.

Management has tested the key internal controls over financial reporting that were related to or had an impact on the Company’s disclosure of the material weakness noted above. This testing has provided management with sufficient evidence that such controls are operating effectively.  Therefore, management has concluded that remediation of the material weakness is complete.

During the six months ended June 30, 2005, there were material changes to accounting processes related to our San Cristobal Project due to a significant ramp-up of activity.  These changes primarily relate to the interface of financial information between our information systems and the information systems managed by our engineering, procurement and construction management contractor (“EPCM”).  In addition, processes relating to the approval of purchase orders, contracts and invoice payments for the project now involve significant interaction between our own project management and the EPCM.  A control framework for project accounting and reporting has been established and our key internal controls over financial reporting that interface with the EPCM have been identified and documented.  Management has implemented additional controls to enhance the overall effectiveness of its existing system of internal controls for the project and is currently evaluating the effectiveness of these changes.  Management expects to conclude its evaluation by the end of the third quarter.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the annual meeting of shareholders held on June 24, 2005:

(a)          Election of the three directors whose terms expired at the 2005 annual meeting,

(b)         Increase Authorized Share Capital for Ordinary Shares,

(c)          Approve Authorized Share Capital for Preference Shares,

(d)         Amend Article 18 of the Articles of Association.

(e)          Approve Amended and Restated  Memorandum of Association, and

(f)            Ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the current fiscal year.

All matters voted on at the annual meeting were approved.  The voting results were as follows:

Election of Directors	For	Votes Withheld
Ove Hoegh	46,206,287	116,049
Keith R. Hulley	46,202,442	119,894
Paul Soros	46,177,974	144,362

Other Matters	For	Against	Abstained	Broker Non-Votes
Increase Share Capital for Ordinary Shares	37,534,180	8,728,902	59,252
Approve Share Capital for Preference Shares	21,812,033	11,018,625	120,829	13,370,849
Amend Article 18 of Articles of Association	32,554,863	291,780	117,550	13,358,143
Approve Amended and Restated Memorandum of Association	32,577,169	279,336	107,687	13,358,144
Selection of PricewaterhouseCoopers	46,152,045	131,562	38,729

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibits:

3.1	Amended and Restated Memorandum of Association
3.2	Amended and Restated Articles of Association
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date: August 5, 2005	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 5, 2005	By:	\s\ Mark A. Lettes
Mark A. Lettes
Senior Vice President and Chief Financial Officer