Form 10-Q
period 2005-09-30
APEX SILVER MINES LTD
filed 2005-11-14
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):  YES ☐  NO  ☒

AT NOVEMBER 9, 2005, 50,369,223 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$20,909	$27,740
Restricted cash	100,000	397
Short term investments	263,646	419,625
Restricted investments	6,293	4,628
Derivatives	63	916
Prepaid expenses and other assets	2,907	3,885
Total current assets	393,818	457,191

Property, plant and equipment (net)	302,977	127,582
Long term investments	15,076	78,019
Deferred financing costs	13,237	11,262
Value added tax recoverable	14,258	6,396
Restricted cash	—	2,711
Restricted investments	27,577	10,657
Total assets	$766,943	$693,818

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$62,347	$4,825
Accrued interest payable	494	2,890
Current portion of long term debt	24,345	—
Total current liabilities	87,186	7,715

Long term debt	320,722	339,987
Asset retirement obligation	614	—
Derivatives	7,179	—
Total liabilities	415,701	347,702
Minority interest in subsidiaries	38	—
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 49,240,744 and 47,679,797 shares issued and outstanding for respective periods	492	477
Accumulated other comprehensive (loss) income	(59)	68
Additional paid in capital	468,201	443,229
Accumulated deficit during development stage	(117,430)	(97,658)
Total shareholders’ equity	351,204	346,116
Total liabilities and shareholders’ equity	$766,943	$693,818

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

					For the Period from December 22, 1994
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		through
	2005	2004	2005	2004	Sept. 30, 2005
	(in thousands except share data)
Operating expenses:
Exploration	$(1,097)	$(1,050)	$(3,858)	$(3,640)	$(72,054)
Amortization and depreciation	(81)	(20)	(114)	(38)	(1,300)
Total operating expenses	(1,178)	(1,070)	(3,972)	(3,678)	(73,354)

Other income and expenses:
Interest and other income	5,700	1,597	12,743	3,115	33,120
Gains (losses) on commodity derivatives	(9,640)	119	(7,584)	423	(6,617)
Gains (losses) on foreign currency derivatives and transactions	474	(187)	(810)	(187)	596
Administrative	(4,814)	(6,193)	(13,660)	(12,239)	(65,658)
Interest expense and other borrowing costs (1)	(2,639)	(877)	(6,501)	(1,872)	(10,088)
Total other income and expense	(10,919)	(5,541)	(15,812)	(10,760)	(48,647)
Loss before minority interest	(12,097)	(6,611)	(19,784)	(14,438)	(122,001)
Minority interest in loss of consolidated subsidiary	1	—	12	—	4,571
Net loss	$(12,096)	$(6,611)	$(19,772)	$(14,438)	$(117,430)
Other comprehensive income (loss)	30	—	(127)	—	(59)
Comprehensive loss	$(12,066)	$(6,611)	$(19,899)	$(14,438)	$(117,489)

Net loss per Ordinary Share – basic and diluted (2)	$(0.25)	$(0.14)	$(0.41)	$(0.31)

Weighted average Ordinary Shares outstanding	48,781,621	47,422,586	48,047,071	46,169,444

(1)          Interest and other income includes interest income of $3.8 million and $10.8 million for the three and nine month periods ended September 30, 2005 and a $1.9 million gain on extinguishment of convertible debt for both the three and nine months September 30, 2005 (see Note 7).

(2)          Interest expense and other borrowing costs are net of $1.8 million and $4.3 million capitalized for the three and nine month periods ended September 30, 2005, $0.7 million and $1.6 million capitalized for the three and nine month periods ended September 30, 2004, and $6.8 million capitalized for the inception to date period ended September 30, 2005. In addition, interest expense and other borrowing costs for the three and nine month periods ended September 30, 2005 includes $0.9 million of deferred issuance costs associated with the purchase of the convertible debt (see Note 7).

(3)          Diluted earnings per share were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended			For the period from December 22, 1994 (inception)
	September 30,			Through
	2005	2004		September 30, 2005
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(16,491)	$(7,385)		$(99,030)
Cash flows from investing activities:
Purchase of available for sale investments	(404,500)	(225,309	)(1)	(961,742)
Sale of available for sale investments	521,798	62,025		773,760
Purchase of held-to-maturity investments	(17,524)	(173,465)		(251,265)
Sale of held-to-maturity investments	95,770	17,939		137,239
Sale (purchase) of restricted investments	4,668	—		(10,617)
Capitalized property, plant and equipment	(102,597)	(12,684)		(220,790)
Net cash provided by (used in) investing activities	97,615	(331,494)		(533,415)
Cash flows from financing activities:
Payments of notes payable and long term debt	(2,142)	—		(4,182)
Bank financing costs	(3,778)	—		(3,778)
Payment of derivative premiums (net)	(1,889)	—		(1,889)
Proceeds from issuance of convertible notes (net of issuance costs of $7,000 for 2004)	—	193,000		328,087
Proceeds from issuance of Ordinary Shares (net of issuance costs of $15 for 2005 and $9,803 for 2004)	16,639	208,612		423,562
Proceeds from exercise of stock options and warrants	107	1,559		11,554
Restricted cash to collateralize loan pre-closing requirements	(96,892)	—		(100,000)
Net cash (used in) provided by financing activities	(87,955)	403,171		653,354
Net (decrease) increase in cash and cash equivalents	(6,831)	64,292		20,909
Cash and cash equivalents - beginning of period (1)	27,740	17,514		—
Cash and cash equivalents - end of period (1)	$20,909	$81,806		$20,909

(1)          During 2004, the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying securities in excess of 90 days from cash equivalents to net cash used in investing activities. As a result of the purchase and sale of these securities the beginning cash balance decreased by $22.6 million from the amount originally reported at September 30, 2004.  In addition, the purchase of investments increased by $157.0 million from the amount originally reported at September 30, 2004.  These two adjustments related to auction rate securities reclassification, resulted in a decrease of $179.6 million to ending cash and cash equivalents from the amount originally reported at September 30, 2004.

See Note 13 for supplemental cash flow information.

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

2.              Significant Accounting Policies

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), which revised Statement of Financial Accounting Standards No. 123  “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  FAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The SEC has approved a new rule that for public companies delays the effective date of FAS No. 123(R).  Under the SEC’s rule, FAS No. 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Effective January 1, 2004, the Company adopted FAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS No. 148”). As provided for under FAS No. 148, the Company used the “modified prospective method” of transition. Under that method of transition the costs recognized in the financial statements for the periods ended September 30, 2005 and 2004 are the same as if they had been based on their fair values at the grant date. The Company recognized stock-based compensation cost of $0.6 million and $1.9 million for the quarter and nine month periods ended September 30, 2005 respectively and $4.8 million and $6.4 million for the quarter and nine month periods ended September 30, 2004, respectively. Management is currently evaluating the additional requirements of FAS No. 123R but does not believe the adoption will have a material effect on its financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs for periods ending after December 31, 2003.   In April 2005 the Company entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. (“SC TESA”), a subsidiary of Ingelec, S.A., (“Ingelec”) a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal Project from the Bolivian power grid. The Company has determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving the Company control of SC TESA, the Company is deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA for the 2005 periods presented. The consolidation of SC TESA results in the elimination of the $16.7 million note receivable from TESA and the recognition of $8.6 million of additional cash, $7.8 million of additional Property, Plant & Equipment, $0.6 million of additional value added tax recoverable and $0.3 million of additional liabilities at September 30, 2005 (see Note 10).

The Company has previously adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”) which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to FAS No. 143, the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.   The reciprocal Asset Retirement Cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.  During the third quarter 2005 the Company commenced certain activities at its San Cristobal property, primarily certain earth works and plant construction, that will require future reclamation and closure expenditures. Prior to the third quarter 2005 there were no activities that required an ARO provision. At September 30, 2005 the Company had recorded an ARO of $0.6 million (see Note 9).

New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term conditional asset retirement obligation, as used in FAS No. 143, refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.   During the third quarter 2005 the Company commenced certain activities at its San Cristobal Project, primarily certain earthworks and plant construction, which will require future reclamation and closure expenditures (see Note 9). Prior to the third quarter 2005 there were no activities that required a provision for future reclamation or closure expenditures.  Adoption of FIN47 did not have a material impact on the Company’s financial position or results of operations.

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine.  During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The FASB ratified the EITF consensus.  The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  The Company is currently in the development phase at its San Cristobal Project and the Company’s policy is to defer development costs until production commences. The Company is currently evaluating the impact, if any, this consensus will have on the Company’s financial position and results from operations once production commences.

3.              Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Short-term investments include investments with maturities greater than three months, but not exceeding twelve months.  Long-term investments include investments with maturities greater than twelve months.

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities are stated at amortized cost, which approximates market, and include government agency and corporate obligations.  Short term security investments that are available for sale are marked-to-market at each reporting period.  Changes in the value of the securities are recorded, net of tax, as a component of other comprehensive income. If declines in value are deemed other than temporary, a charge is made to net loss for the period.

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables summarize the Company’s investments at September 30, 2005 and December 31, 2004:

September 30, 2005	Cost	Market	Carrying Value	Holding Losses
	(in Thousands)
Short-term
Available for sale
Common stock	$184	$476	$476
Bond funds	3,381	3,030	3,030
Auction rate securities	186,425	186,425	186,425
Total available for sale	189,990	189,931	189,931
Held to maturity
Government agency securities	$64,972	$64,407	$64,972	$(565)
Corporate notes	8,743	8,720	8,743	(23)
Total held to maturity	73,715	73,127	73,715	(588)
Total short term	$263,705	$263,058	$263,646	$(588)

Long-Term:
Held to maturity
Government agency securities	$15,076	$14,943	$15,076	$(133)
Total long term	$15,076	$14,943	$15,076	$(133)
Restricted Investments:
Held to maturity
Short-term
Government bonds	$6,293	$6,247	$6,293	$(46)
Long-term
Government bonds	$27,577	$27,466	$27,577	$(111)

December 31, 2004	Cost	Market	Carrying Value	Holding Losses
	(in Thousands)
Short-term
Available for sale
Common stock	$184	$374	$374
Bond funds	3,381	3,259	3,259
Auction rate securities	301,715	301,715	301,715
Total available for sale	305,280	305,348	305,348
Held to maturity
Government bonds	$95,152	$94,894	$95,152	$(263)
Municipal bonds	3,036	3,034	3,036	(3)
Corporate notes	12,186	12,155	12,186	(31)
Euro bonds	3,903	3,913	3,903	(2)
Total held to maturity	114,277	113,996	114,277	(299)
Total short term	$419,557	$419,344	$419,625	$(299)

Long-Term:
Held to maturity
Government bonds	$73,962	$73,729	$73,962	$(233)
Municipal bonds	1,503	1,503	1,503	—

December 31, 2004	Cost	Market	Carrying Value	Holding Losses
	(in Thousands)
Corporate notes	2,554	2,540	2,554	(15)
Total long term	$78,019	$77,773	$78,019	$(248)
Restricted Investments:
Held to maturity
Short-term
Government bonds	$4,628	$4,622	$4,628	$(7)
Long-term
Government bonds	$10,657	$10,588	$10,657	$(70)

Quoted market prices are used to determine the market values of the above investments.

4.     Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Prepaid insurance	$562	$469
Prepaid consulting & contractor fees	877	1,932
Receivables, travel advances and other	127	283
Accrued interest receivable	912	1,102
Withholding taxes receivable	429	99
	$2,907	$3,885

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

5.     Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia as a recoverable asset.  Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company is developing.  At September 30, 2005, the recoverable VAT recorded for Bolivia is $14.3 million which is net of a $0.4 million reserve for certain VAT taxes of which the recoverability is not certain.  At December 31, 2004 the recoverable VAT for Bolivia was $6.4 million of which none was reserved.

6.     Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Mineral properties	$116,508	$97,011
Construction in progress	157,169	27,052
Buildings	8,239	2,147
Mining equipment and machinery	8,622	2,863
Equipment under capital lease	15,222	—
Other furniture and equipment	1,861	1,263
	307,621	130,336
Less: Accumulated depreciation	(4,644)	(2,754)
	$302,977	$127,582

For the nine month periods ended September 30, 2005 and 2004 the Company recorded depreciation expense of $114,000 and $38,000 respectively.  Also, for the nine month periods ended September 30, 2005 and 2004 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $1,776,000 and $278,000 respectively.

The September 30, 2005 and December 31, 2004 construction in progress balances contain $6.8 and $2.5 million of capitalized interest respectively.

7.     Debt

The Company’s debt consists of the following:

	September 30, 2005		December 31, 2004
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$12,000	$180,000	$—	$200,000
4.0% Convertible Senior Subordinated Notes due 2024	10,000	129,987	—	139,987
Capital lease obligations	2,345	10,735	—	—
	$24,345	$320,722	$—	$339,987

During the third quarter 2005 the Company agreed to issue up to 1.5 million of its Ordinary Shares to purchase for cancellation $30.0 million of its 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024. At September 30, 2005 the Company had completed the purchase of $8.0 million of its 2.875% Convertible Senior Subordinated Notes due 2024 by issuing approximately 0.4 million of its Ordinary Shares. This transaction represents an early extinguishment of debt and the Company recognized a $1.9 million gain recorded to interest and other income.  The Company also recorded to interest and other borrowing costs, the accelerated amortization of deferred issuance expense of $0.9 million related to the extinguishment of debt. The Company completed the purchase of the remaining $22.0 million of 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 during October 2005 (see Note 14).

During 2005 the Company took delivery of certain leased mining equipment, to be used in stripping and future mine production, and recorded a capital lease resulting in a liability at September 30, 2005 of $13.1 million. During 2005 the Company made payments of $2.1 million related to the capital lease obligations and will be required to make additional payments of $0.6 million for the remainder of 2005, $2.3 million during each of 2006, 2007, 2008 and 2009 and $3.3 million thereafter.

At September 30, 2005 the Company is carrying $10.9 million of investments that have been restricted and at maturity will provide the amounts necessary to pay interest payments through September 2007 on the 4.0% Convertible Senior Subordinated Notes due 2024. In addition, the Company has restricted investments totaling $23.0 million to collateralize certain letters of credit (see Note 11).

The Company has entered into a financing arrangement which it expects to close during the fourth quarter 2005, whereby Barclays Capital and BNP Paribas have agreed to underwrite and syndicate a $225 million secured credit facility to complete development of the Company’s San Cristobal Project.  The Company has paid certain commissions, fees and other closing costs related to the credit facility to Barclays Capital and BNP Paribas totaling $3.8 million and recorded the payments to deferred financing costs (see Note 11).

8.     Sales Contracts and Derivative Instruments

Per certain covenants related to the San Cristobal project bank financing facility the Company is required to hedge a portion of its planned production of metals from San Cristobal. During the third quarter 2005, the Company entered into forward sales contracts, put and call options and other market instruments to complete the bank hedge requirements.  In addition, the Company continues to invest in put and call options and other metals derivatives unrelated to the bank financing hedges.

The following table set forth the Company’s open contracts at September 30, 2005:

	Current Maturity Date
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total

	(in thousands except prices)
Forward Contracts
Silver (ounces)	—	150	185	280	615
Average price	$—	$7.34	$7.21	$7.17	$7.22

Zinc (pounds)	—	171,932	471,042	132,829	775,803
Average price	$—	$0.48	$0.48	$0.48	$0.48

Lead (pounds)	—	131,613	191,360	—	322,973
Average price	$—	$0.30	$0.30	$—	$0.30

Put Option Contracts Owned (net)
Silver (ounces)	10	550	2,190	6,360	9,110
Average price	$6.90	$5.32	$5.66	$5.86	$5.78

Call Option Contracts Written
Silver (ounces)	2,815	1,250	7,440	1,260	12,765
Average price	$9.66	$8.73	$8.20	$8.85	$8.64

Zinc (pounds)	45,360	5,512	8,267	—	59,139
Average price	$0.69	$0.57	$0.57	$—	$0.66

Lead (pounds)	—	11,023	16,535	—	27,558
Average price	$—	$0.39	$0.39	$—	$0.39

The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings according to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”).  During the three and nine month periods ended September 30, 2005, the Company recorded mark to market losses of $9.6 million and $7.6 million respectively related to the open metal derivatives positions.

To arrive at fair value for its open derivative positions, the Company utilizes available market data, including major commodities price indices such as the London Metals Exchange (LME) and COMEX, in combination with internal data to project future forward prices.  Many of the Company’s open derivative positions expire beyond the periods covered by the LME or COMEX indices, or expire in the later periods covered by those indices where no trading activity has occurred.  In these instances, where an active market does not exist, the Company relies more heavily on its own internal market data including its own transactions that have occurred in close proximity to the reporting date as the best estimate of fair value.  The Company receives advice from outside consultants knowledgeable in the valuation of commodities to derive the major assumptions used in the fair market value calculation, including discount rates, implied option volatilities and projected forward prices. Open option positions are valued using the Black model.  As of September 30, 2005, the fair market value of the Company’s open commodities derivatives position was a net negative $7.1 million.

During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period under FAS No. 133 based on spot prices, forward prices and quoted option volatilities.  Any such previously recognized cumulative market gains or losses will be offset against the market price received at the time metal is sold on the future delivery dates.

During the first nine months of 2005 the Company also incurred a mark-to-market loss of $0.9 million related to certain foreign currency derivative positions that were liquidated during the second quarter 2005. At September 30, 2005 the Company did not hold any foreign currency derivative positions (see Note 12).

9.     Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristobal Project which is currently under construction and is expected to begin producing in 2007. The plan includes estimated reclamation, remediation and closure requirements based on government requirements, World Bank financing requirements and the Company’s policies.  During the third quarter 2005 the Company commenced certain activities at its San Cristobal Property which include certain earthworks and plant construction that fall within the scope of the asset retirement plan and as such will require future reclamation and closure expenditures. Prior to the third quarter there were no activities that required future reclamation or closure expenditures.

In accordance with FAS No. 143 the fair value of the ARO associated with the San Cristobal Project was calculated by first estimating the single point undiscounted cash flows required to settle the obligation in future periods of $3.2 million using an inflation rate of 1.5 percent and then discounting the future cash flows using the Company’s credit-adjusted risk-free rate of 9.5 percent.  The resulting $0.6 million obligation was recorded as a liability and added to the carrying value of the asset per the guidance of FAS No. 143.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance December 31, 2004	$—

Additions, changes in estimates, and other	614
Liabilities settled	—
Accretion expense	—

Balance September 30, 2005	$614

10.  Shareholders’ Equity

During the first nine months of 2005, the Company issued 1,134,799 of its Ordinary Shares, valued at $16.6 million, to facilitate the first three of four agreed upon advances to SC TESA for the construction of the power line to the San Cristobal Project. After the final advance has been made in January 2006, the Company may be required to lend additional funds to SC TESA if the advances, plus accrued interest, do not total the maximum amount required to be advanced under the loan agreement of approximately $22.3 million.  The advances will be repaid to the Company with interest through credits against operating costs.

The Company has determined that SC TESA is a variable interest entity of which the Company is the primary beneficiary and consequently the financial statements of SC TESA are fully consolidated with the Company’s financial statements for the 2005 periods presented (see Note 2).

During the third quarter 2005 the Company also issued 380,667 of its Ordinary Shares to purchase $8.0 million of its 2.875% Convertible Senior Subordinated Notes due 2024. (see Note 7 and Note 14).

11.  Commitments and Contingencies

Letters of Credit – At September 30, 2005, the Company had outstanding irrevocable standby letters of credit in the aggregate amount of $22.7 million. The letters of credit include $20.0 million associated with the rail contract to transport metal concentrates to the port facilities, $2.0 million associated with the construction management contract and $0.7 million related to the planned port facilities.  The Company has deposited $23.0 million to collateralize the letters of credit and has recorded that amount to restricted investments (see Note 7).

Bank Financing – The terms and conditions of the financing arrangement with Barclays Capital and BNP Paribas required the Company to deposit $100 million cash to collateralize certain pre-closing covenants and requirements. The cash will be released back to the Company upon the closing of the loan facility and the meeting of all conditions precedent to the loan.  At September 30, 2005 the $100 million collateral was recorded to restricted cash (see Note 7).

Commitments related to the San Cristobal Project – The Company has entered into agreements with certain service providers and placed orders for certain long lead equipment and construction materials for its San Cristobal Project resulting in commitments totaling approximately $194 million at September 30, 2005.  If the Company cancelled all of these agreements or orders at September 30, 2005, it would have incurred cancellation fees totaling approximately $22 million.

12.  Foreign Currency

Losses on foreign currency derivatives and translation consist of the following:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

	September 30, 2005		September 30, 2004
	(in thousands)
Loss on Euro derivatives	$—	$(872)	$(187)	$(187)
Gain on re-measurment of monitary assets denominated in other that US dollars	$474	$62	$—	$—
Total	$474	$(810)	$(187)	$(187)

The loss on the Euro derivatives is related to the marking to market of open Euro derivative positions held by the Company.  During 2004 the Company had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time the Company purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  The Company closed the Euro positions during the second quarter 2005. Over the life of the derivative positions the Company realized a $0.6 million gain.

The re-measurement of monetary assets is related to certain taxes receivable denominated in Bolivianos and a prepayment of an equipment order denominated in Euros.

13.  Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended September 30,
	2005	2004
	(amounts in thousands)
Supplemental disclosure:
Interest paid	$11,445	$2,859

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$1,776	$278
Interest expense capitalized	$4,349	$1,569
Accrued interest capitalized	$228	$131
Stock issued as compensation to consultants	$126	$465
Mark-to-market loss on derivatives	$7,116	$679
Accrued property plant & equipment	$55,807	$—
Capitalized leases	$15,222	$—
Stock issued to purchase debt	$6,103	$—

As of September 30, 2005 the Company had entered into certain capital leases that resulted in non-cash increases to property, plant and equipment of $15.2 million and Long term debt of $13.1 million.

14.  Subsequent Events

During October 2005, the Company completed the purchase of $12.0 million of its 2.875% and $10.0 million of its 4.0% Convertible Senior Subordinated Notes due 2024 by issuing 1.1 million Ordinary Shares (see Note 7).  Also During October, all of the notes purchased in the transactions completed in September and October were canceled.

Item 2:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three and nine month periods ended September 30, 2005 and changes in our financial condition from December 31, 2004.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2004.

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

Overview

During the first nine months of 2005 we have made significant progress on the construction of our San Cristobal Project, spending approximately $177 million, including approximately $103 million in cash during the period to develop the project.  We have entered into agreements with service providers including the construction management company, the mining contractor, the rail transport company, the power provider and the port facilities provider. We have placed orders for and taken partial delivery of certain mining equipment and construction materials resulting in total contractual commitments of approximately $194 million at September 30, 2005. If we had cancelled all of these agreements or orders at September 30, 2005, we would have incurred cancellation fees totaling approximately $22 million.

During the fourth quarter 2005 we expect to spend approximately $75 million on the above orders and agreements as well as on other San Cristobal Project construction and development. In addition, for the remainder of the year we expect to spend approximately $5 million on general corporate costs and exploration efforts.

During the third quarter 2005 we commenced certain activities at the San Cristobal Project including certain earthworks and plant construction that fall within the scope of our asset retirement plan and as such will require future reclamation and closure expenditures.  As a result we recorded an asset retirement obligation of $0.6 million during the period.  Prior to the third quarter 2005 there were no activities that would require future reclamation and closure expenditures.

During September and October 2005 we completed the purchase for cancellation of $20.0 million and $10.0 million of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024, respectively, by issuing 1.5 million of our Ordinary Shares.  At September 30, 2005 we recognized a gain of $1.9 million related to the purchase for cancellation of the $8.0 million of our 2.875% Convertible Senior Subordinated Notes due 2024, which was completed during September 2005 by issuing approximately 0.4 million of our Ordinary Shares. We also recorded interest expense of $0.9 million at September 30, 2005 associated with the accelerated amortization of deferred issuance costs related to the extinguishment of the debt.

Earlier in the year we announced that Barclays Capital and BNP Paribas agreed to underwrite and syndicate a $225 million secured credit facility for development of our San Cristobal Project.  The total financing package is expected to incorporate support from export credit agencies, multilateral agencies and other public lenders and to be finalized during the fourth quarter 2005.  Per certain pre-closing covenants related to the credit facility we are required to hedge a portion of our planed production of metals from San Cristobal.  During the third quarter 2005, we entered into contracts utilizing forward sales, puts, calls and other market instruments to complete the bank hedge requirements. In order to maintain leverage to silver market prices, we hedged proportionally more zinc and lead than silver. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”), based on spot prices, forward prices and quoted option volatilities.  Any such previously recognized cumulative market gains or losses will be offset against the market price received at the time metal is sold on the future delivery dates.  At September 30, 2005, we recorded a mark to market loss of $9.6 million related to the open metal derivative positions. (See Item I, Note 8 for derivative position details)

Results of Operations – Three Months Ended September 30, 2005

Interest and other income. Interest and other income was $5.7 million for the third quarter 2005 compared to $1.6 million recorded during the third quarter of 2004.  The 2005 increase includes a $1.9 million gain related to the early extinguishment of convertible debt with the remaining increase resulting from greater interest earned because of higher average cash, cash equivalents and investment balances held during 2005 as compared to the same period of 2004 and higher available interest rates during 2005. The higher average cash, cash equivalents and investment balances are the result of the issuance of convertible notes during the last quarter 2004.

Gains (losses) on commodity derivatives. During the third quarter 2005, we recorded a mark to market loss related to metals hedging of $9.6 million compared to a $0.1 million mark to market gain for the same period in 2004.  The increased loss during 2005 is the result of certain pre-closing covenants related to the San Cristobal Project financing facility which require us to hedge a portion of our planned production of metals from San Cristobal. During the period we substantially increased our forward contracts and derivative positions to comply with the covenants.  The increased forward sales and derivative positions will likely result in increased volatility in our future earnings. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with FAS No. 133.  Fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Gains (losses) on foreign currency derivatives and transactions. During the third quarter of 2005 we recorded a $0.5 million foreign exchange gain related to the re-measurement of monetary assets associated with the construction activities in at our San Cristobal Project in Bolivia.

Exploration.  Exploration expense incurred primarily in Bolivia, Peru and Mexico was comparable at $1.1 million for the third quarters of both 2005 and 2004.

Administrative.  Administrative expense was $4.8 million for the third quarter 2005, compared to $6.2 million for the third quarter of 2004.  The third quarter 2004 administrative expense included compensation expense of $3.9 million related to the extension of existing options for a retiring director and chairman. The remaining net increase in administrative expense during the same period of 2005 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal Project, financing efforts and Sarbanes-Oxley compliance.

Interest expense and other borrowing costs.  Interest expense was $2.6 and $0.9 million, net of approximately $1.8 and $0.7 million capitalized, for the third quarters of 2005 and 2004, respectively. The 2005 interest expense includes $0.9 million of accelerated amortization of deferred issuance costs related to the extinguishment of debt. The interest expense for both periods is primarily related to the Convertible Senior Subordinated Notes issued during 2004.

Results of Operations – Nine Months Ended September 30, 2005

Interest and other income. Interest and other income was $12.7 million for the first nine months of 2005 compared to $3.1 million recorded during the first nine months of 2004.  The 2005 increase includes a $1.9 million gain related to the purchase for retirement of convertible debt with the remaining increase resulting from greater interest earned because of higher average cash, cash equivalents and investment balances held during 2005 as compared to the same period of 2004 and higher available interest rates during 2005. The higher average cash, cash equivalents and investment balances are the result of the issuance of equity and convertible notes during 2004.

Gains (losses) on commodity derivatives. During the first nine months of 2005, we recorded a mark to market loss related to metals hedging of $7.6 million compared to a $0.4 million mark to market gain for the same period in 2004.  The increased loss during 2005 is the result of certain pre-closing covenants related to the San Cristobal Project financing facility which require us to hedge a portion of our planned production of metals from San Cristobal. During the third quarter 2005 we substantially increased our forward contracts and derivative positions to comply with the covenants.  The increased forward sales and derivative positions will likely result in increased volatility in our future earnings. We measure the fair value of open positions at the end of each reporting period, recording the difference in the carrying value to the current net loss, in accordance with FAS No. 133.  Fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Gains (losses) on foreign currency derivatives and transactions. During the first nine months of 2005 we recorded a $0.1 million foreign exchange gain related to the re-measurement of monetary assets and liabilities associated with the construction activities at our San Cristobal Project in Bolivia. Also, during the first nine months of 2005 we incurred a mark-to-market loss of $0.9 million related to certain derivative positions we held related to the value of the Euro. During 2004 we had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time we purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  We closed the Euro positions during the second quarter 2005. We had a realized gain of $0.6 million over the life of the derivative positions of which $0.5 million was recorded in 2005. We mark our open foreign currency derivative positions to market at the end of each reporting period per the requirements of FAS No. 133.

Exploration.  Exploration expense, incurred primarily in Bolivia, Peru and Mexico, was $3.9 million for the first nine months of 2005 compared to $3.6 million for the same period of 2004.  The 2005 expense includes an approximate $0.4 million reserve charge to value added taxes recoverable in Bolivia for amounts on which the recoverability is not certain.

Administrative.  Administrative expense was $13.7 million for the first nine months of 2005, compared to $12.2 million for the nine months of 2004.  The third quarter 2004 administrative expense included compensation expense of $3.9 million related to the extension of existing options for a retiring director and chairman. The remaining net increase in administrative expense during the same period of 2005 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal Project, financing efforts and Sarbanes-Oxley compliance.

Interest expense and other borrowing costs. Interest expense was $6.5 and $1.9 million, net of approximately $4.3 and $1.6 million capitalized, for the first nine months of 2005 and 2004 respectively. The 2005 interest expense includes $0.9 million of accelerated amortization of deferred issuance costs related to the extinguishment of debt. The interest expense for both periods is primarily related to the Convertible Senior Subordinated Notes issued during 2004.

Liquidity and Capital Resources

At September 30, 2005 our aggregate cash, restricted cash, short and long term investments and restricted investments totaled $433.5 million compared to an aggregate of $543.8 million in cash, restricted cash, short and long term investments and restricted investments at December 31, 2004.  The amounts held at September 30, 2005 include $20.9 million in cash and cash equivalents, $263.6 million in short term investments and $15.1 million in long term investments.  In addition to these amounts, at September 30, 2005, we had $100.0 million of cash that has been restricted to collateralize certain pre-closing covenants and requirements related to the San Cristobal secured credit facility, $10.9 million of investments that have been restricted and at maturity will provide the amounts necessary to pay interest payments through September 2007 on the 4.0% Convertible Senior Subordinated Notes due 2024 and $23.0 million of investments that have been restricted to provide collateral for outstanding letters of credit.

As of September 30, 2005, we had cash and cash equivalents of $20.9 million, compared to $27.7 million at December 31, 2004.  The decrease in our cash balance at September 30, 2005 is the result of $102.6 million invested in property, plant and equipment related to the development of the San Cristobal Project, $16.5 million used to fund operations, property holding costs and administrative costs, net of interest and other income, $3.8 million paid to the banks related to the credit facility, a net increase in restricted cash of $96.9 million, payment on long term debt (capital lease payments) of $2.1 million and $1.9 million of net premiums paid to acquire derivatives related to our hedge position, all partially offset by the net sales of $200.2 million of investments, $16.6 million of net proceeds from the sale of Ordinary Shares to fund the power line construction and $0.1 million of proceeds from employee stock options exercised.

During the fourth quarter 2005 we expect to spend about $75 million on the San Cristobal Project including the purchase of equipment, construction materials, payments to contractors and other development.  In addition, for the remainder of the year we expect to spend approximately $5 million on general corporate costs and exploration efforts.  We plan to fund these project and operating cash expenditures from our existing cash and investment balances and from interest and other income.

During 2004 we completed updating the San Cristobal development plan, resulting in estimated capital costs of approximately $560 million, and anticipate commencement of operations in 2007. The capital cost estimate includes pre-stripping, engineering, procurement, construction, and freight necessary to commence production, as well as appropriate taxes, duties and levies under Bolivian law.  The estimate excludes approximately $27 million of working capital, $22 million to be advanced to the company constructing the power line, and $6 million expected to be advanced to the company constructing the port facilities.  Advances for the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services.  Total project funding from January 1, 2004 going forward, including the additional amounts described above, is approximately $650 million.  Of this amount, approximately $130 million in capital costs had been spent at the San Cristobal Project through September 30, 2005. At September 30, 2005 we had issued Ordinary Shares valued at approximately $16.6 million to facilitate construction of the power line.  We anticipate the use of an additional $5.6 million of Ordinary Shares related to the power line construction and $5 million of Ordinary Shares to pay certain construction bonuses. Barclays Capital and BNP Paribas have agreed to underwrite and syndicate a $225 million secured credit facility to complete development of our San Cristobal Project.  Upon closing the $225 million secured credit facility we believe we will have adequate funding to complete development and start-up of our San Cristobal Project.  Although we expect to close the secured credit facility during the fourth quarter 2005, there can be no assurance that we will be able to close or borrow under the facility on a timely basis or at all.

We may require additional incremental financing from outside sources to fund possible corporate development and exploration opportunities, should they arise, over the next several years. There can be no assurance that additional incremental financing, if needed, will be available on terms we find attractive, or at all.

Significant Accounting Policies

During 2005 we have adopted and/or implemented the following new accounting policies:

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs for periods ending after December 31, 2003.   In April 2005 we entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. (“SC TESA”), a subsidiary of Ingelec, S.A., (“Ingelec”) a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal Project from the Bolivian power grid. We have determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving us control of SC TESA, we are deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA for the 2005 periods presented. The consolidation of SC TESA results in the elimination of the $16.7 million note receivable from TESA and the recognition of $8.6 million of additional cash, $7.8 million of additional Property, Plant & Equipment, $0.6 million of additional value added tax recoverable and $0.3 million of additional liabilities at September 30, 2005.

We had previously adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”) which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to FAS No. 143, the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.   The ARO is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.  During the third quarter 2005 we commenced certain activities at the San Cristobal Project, primarily certain earth works and plant construction that will require future reclamation and closure expenditures. At September 30, 2005, we had recorded an ARO of $0.6 million per the guidance of FAS No. 143. Prior to the third quarter 2005 there were no activities that required future reclamation and closure expenditures.

New and Recent Accounting Developments

In March, 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event.  Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value.  During the third quarter 2005 we commenced certain activities at our San Cristobal Project, primarily certain earth works and plant construction that will require future reclamation and closure expenditures. Prior to the third quarter 2005 there were no activities that required a provision for future reclamation or closure expenditures. At September 30, 2005 we recorded an ARO of $0.6 million.

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine.  During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus.  The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  We are currently in the development phase and we are currently evaluating the impact, if any, on our financial position and results from operations once production commences.

Commitments

We have entered into agreements with certain service providers and placed orders for certain long lead equipment and construction materials for its San Cristobal Project resulting in commitments totaling approximately $194 million at September 30, 2005.  If we had cancelled all of these agreements or orders at September 30, 2005, we would have incurred cancellation fees totaling approximately $22 million.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, capital and other costs, funding and timing; the timing of completion of San Cristobal construction and start-up; spending in the fourth quarter 2005; the completion in the fourth quarter 2005 of and participants in the San Cristobal Project secured credit facility; the likely increased volatility in future earnings due to increased forward sales, derivative positions and metals trading activity; and future needs for external financing for corporate development and exploration opportunities. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

•                  political and economic instability in Bolivia and other countries in which we conduct business;

•                  the results of December 2005 presidential elections In Bolivia;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

Currently our major principal cash balances are held in U.S. dollars.  We maintain minimum cash balances in foreign currencies and therefore have a relatively low exposure to currency fluctuations. We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for our San Cristobal Project that was denominated in Euros. In addition, because we conduct our activities mainly in Bolivia, as well as in several other foreign countries, we may in the future engage in hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

We manage the timing of the cash required to construct the San Cristobal Project, to fund general corporate costs, exploration and other funding requirements and invest funds not immediately required in investments with varying maturities.   Our policy is to invest only in government and corporate securities rated “investment grade” or better.

To complete the project financing for San Cristobal, we are required to hedge a portion of the planned production.  In order to maintain leverage to silver market prices, we hedged proportionally more zinc and lead than silver.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  We are currently engaged in metals trading activities, utilizing puts and calls and other market instruments.  During the first nine months of 2005, we recorded a mark to market loss related to the metals trading program of $7.6 million. The increased metals trading activities will likely result in increased volatility in our future earnings.  See “Item 2, Results of Operations.”

Also, during the first nine months of 2005 we incurred a mark-to-market loss of $0.9 million related to certain derivative positions we held related to the value of the Euro. During 2004 we had placed long lead advance orders for certain capital equipment in which the purchase price was denominated in Euros. At that time we purchased calls and wrote puts to partially offset a potential deterioration in the value of the U.S. dollar relative to the Euro.  We closed the Euro positions during the second quarter 2005. We had a realized gain of $0.6 million over the life of the derivative positions of which $0.5 million was recorded in 2005.

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

During the nine months ended September 30, 2005, there were material changes to accounting processes related to our San Cristobal Project due to a significant increase in construction activity.  These changes primarily relate to the interface of financial information between our information systems and the information systems managed by our engineering, procurement and construction management contractor (“EPCM”).  In addition, processes relating to the approval of purchase orders, contracts and invoice payments for the project now involve significant interaction between our own project management and the EPCM.  A control framework for project accounting and reporting has been established and our key internal controls over financial reporting that interface with the EPCM have been identified and documented.  Management has conducted testing of these controls as of September 30, 2005 and has limited evidence that the controls are operating effectively.  Management expects to conclude its evaluation by the end of the fourth quarter 2005.

In addition, during the quarter ended September 30, 2005 the Company implemented a new version of accounting software, replacing a combination of older systems as the Company’s sole principal accounting software system.  The implementation, effective August 1, 2005, was carried out according to a plan based on Company policy that included controls to 1) safeguard data migrated to the new system, 2) test the functionality of the new system in a development environment prior to implementation, and 3) develop a post-implementation internal control environment. Management has conducted testing of the implementation plan and the post-implementation environment and has limited evidence that internal controls involved with the acquisition and development of new software are operating effectively. Further testing of the post-implementation control environment will be necessary for management to conclude that its internal controls over information technology as a whole are operating effectively in the new software environment.  Management expects to conclude its evaluation by the end of the fourth quarter.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005 the Company issued 380,667 Ordinary Shares, exempt from registration pursuant to section 3(a) (9) of the U. S. Securities Act of 1933, as amended, to purchase for retirement $8,000,000 of convertible debt.

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

APEX SILVER MINES LIMITED

Date: November 11, 2005	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: November 11, 2005	By:	\s\ Mark A. Lettes
Mark A. Lettes
Senior Vice President and Chief Financial Officer