Form 10-K
period 2005-12-31
APEX SILVER MINES LTD
filed 2006-03-31
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005, was approximately $474 million, based on the closing price of the Ordinary Shares on the American Stock Exchange of $13.74 per share. The number of Ordinary Shares outstanding as of March 28, 2006 was 52,030,275.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, costs, grades, production and recovery rates, infrastructure arrangements, Bolivian political and economic conditions, financing needs, the timing of construction at San Cristobal, exploration activities and the markets for silver, zinc and lead.

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
  financial market conditions;

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

PART I

ITEMS 1 AND 2: BUSINESS AND PROPERTIES

        Apex Silver Mines Limited, incorporated under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver and other mineral properties in Latin America. We have a large diversified portfolio of privately owned and controlled silver and other mineral exploration properties. We have rights to or control over claims or concessions covering a total of approximately 700,000 acres, divided into approximately 60 property groups, located in or near the traditional silver producing regions of Bolivia, Peru, Argentina and Mexico.

        Our exploration efforts have produced our first development property, our 100% owned San Cristobal project located in southwestern Bolivia. San Cristobal's proven and probable reserves at December 31, 2005, based on $6.28 per ounce silver, $0.49 per pound zinc and $0.36 per pound lead, total approximately 231 million tonnes of ore grading 63.1 grams per tonne silver, 1.59% zinc and 0.58% lead, containing approximately 468 million ounces of silver, 8.08 billion pounds of zinc and 2.95 billion pounds of lead. The prices used represent the three year average price for each of the metals as per guidelines established by the Securities and Exchange Commission. None of our properties is in production, and consequently we have no operating income or cash flow.

        As used herein, Apex Silver, we and our refer collectively to Apex Silver Mines Limited, its predecessors, subsidiaries and affiliates or to one or more of them as the context may require.

        All currency references are to United States dollars, unless otherwise indicated.

AVAILABLE INFORMATION

        We make available, free of charge through our Internet website at http://www.apexsilver.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

BUSINESS STRATEGY

        Apex Silver is one of a limited number of silver companies with significant exposure to other metals. Our strategy is to capitalize on the San Cristobal project and our sizeable portfolio of mineral exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

        Although our primary focus is on silver, we intend to produce other metals from deposits we may discover or acquire, including zinc, lead and gold. We are managed by a team of seasoned mining professionals with significant experience in the construction, development and operation of large-scale, open pit and underground, precious and base metals mining operations, as well as the identification and exploration of mineral properties. From time to time, we also consider acquisitions of development or producing properties and business combination opportunities.

        The principal elements of our business strategy are to:

  •
  complete the development of the San Cristobal project into a large-scale open-pit mining operation;

  •
  continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and/or other metals and divest those properties that are not of continuing interest; and

  •
  identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver and/or other metals or have exploration potential.

SAN CRISTOBAL PROJECT

        Our 100%-owned San Cristobal project is located in the San Cristobal mining district of the Potosi Department in southwestern Bolivia, a region that historically has produced a significant portion of the world's silver supply. San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the city of La Paz, which is the seat of government where executive and legislative powers reside. The project is accessible by an improved gravel road from the town of Uyuni, approximately 100 kilometers to the northeast and from the Chilean border town of Ollagüe, approximately 135 kilometers to the west. A railroad begins at the Chilean port of Antofagasta, approximately 460 kilometers southwest of San Cristobal, and continues north to La Paz, passing 50 kilometers to the north of San Cristobal. A spur is being built to connect the mine to the railroad for shipment of concentrates and receipt of imported supplies. The map below shows the location of the San Cristobal project.

La Paz
Viacha
Villa Tunari
PERU
Patacamaya
Cochabamba
Charana
Tacna
Mizque
Oruro
Aiquille
Arica
BOLIVIA
Challapata
Sucre
Potosi
CHILE
Salar de Uyuni
Iquique
Pozo Almonte
Uyuni
Collahuasi
Punta Patache
Victoria
Pacific Ocean
SAN CRISTOBAL
El Abra
Villazon
Tocopilla
Calama
ARGENTINA
Mejillones
Antofagasta
Paved Road
Gravel Road
Railroad
N
100 km

        Silver was discovered in what is now the San Cristobal district in the early seventeenth century, and mining has occurred intermittently in the area ever since. Although no records from the Spanish colonial era mines have survived, and few records exist with respect to production in the district during the nineteenth and twentieth centuries, we estimate that the district has produced millions of ounces of silver.

        Other than sporadic underground mining in the area of the planned San Cristobal pit over the previous 350 years, only one portion of the San Cristobal project, the Toldos deposit, has been mined. The Toldos mine was operated by Empresa Minera Yana Mallcu S.A. as a block-caving underground operation between 1985 and 1988, and as an open-pit mine and silver heap leach between 1989 and 1995. The Toldos mine was shut down in 1995 and at present there is no significant mining or processing plant or equipment on the San Cristobal property remaining from the Toldos mine.

        Beginning in 1993, our founders established certain companies to acquire and develop silver exploration properties throughout the world. Our predecessor companies acquired the concessions comprising the San Cristobal project from Bolivian companies and individuals in a series of transactions from 1994 through 1997. In 1996, our predecessors began exploring the San Cristobal project and discovered a significant silver, zinc and lead deposit with the potential to be developed as a large-scale, open-pit mine. Apex Silver Mines Limited was formed in March 1996 and acquired the San Cristobal project and other exploration properties in a series of transactions in 1996 and 1997. We completed the initial San Cristobal feasibility study, conducted by Kvaerner Metals, Davy Nonferrous Division, in 1997. In December 1997, we completed our initial public offering.

        The San Cristobal property is comprised of certain mining concessions which are part of a large block of concessions covering approximately 500,000 acres which we own or control. This area includes concessions covering approximately 88,000 acres which are held mostly for transportation, power lines and other infrastructure. Under these mining concessions, we have the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government totaling approximately $400,000. We are not required to pay any royalties in respect of production from the San Cristobal property, although we are required to pay the complimentary mining tax imposed by Bolivian tax authorities.

        In July 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by Kvaerner, E&C Metals Division, an independent engineering firm. We subsequently selected Aker Kvaerner as the primary contractor at the project and they commenced detailed engineering. In September 2000, we completed a metallurgical update to the feasibility study which noted an improvement in the economics of the San Cristobal project as a result of certain positive metallurgical and operational factors.

        In April 2001, due primarily to weak silver prices, we suspended detailed engineering for San Cristobal and significantly curtailed expenditures on the project. This interruption continued for a period of nearly three years. During this period, we advanced the project primarily by continuing the evaluation and negotiation of infrastructure arrangements, including the selection of a port from which to ship the concentrates to smelters, arrangements for the transportation of concentrates from San Cristobal to the port and the provision of power to San Cristobal.

        In 2004, based on improving silver and zinc prices, we retained Aker Kvaerner to complete an updated estimate of San Cristobal capital and operating costs and an estimated project schedule. They completed this update during the third quarter of 2004 and in November 2004, we entered into an Engineering, Procurement and Construction Management ("EPCM") Agreement with Aker Kvaerner. Under the EPCM Agreement, Aker Kvaerner is responsible for completing detailed engineering, procuring the necessary equipment and managing and overseeing the construction and installation of the facilities at the San Cristobal project.

        The 2004 updated cost estimate prepared by Aker Kvaerner provided the basis for an updated Development Plan. We completed the Development Plan, a detailed plan for the development and construction of the San Cristobal project, in November 2004. The Development Plan contemplates that we will mine the deposit from an open pit mine at the rate of approximately 40,000 tonnes of ore per day and process the ore by conventional flotation methods. Under the assumptions contained in the Development Plan, the mine is expected to have an average life-of-mine strip ratio, or ratio of waste material which must be removed for each tonne of ore recovered, of 1.56:1. We will transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant with a design capacity of 40,000 tonnes per day. The ore will be ground in a semi-autogenous (SAG) and ball mill circuit, and then processed by selective flotation to produce separate zinc-silver and lead-silver concentrates and lesser amounts of bulk lead-silver concentrates. Filtered concentrates will be transported by rail to the port in Mejillones, Chile, and then by ocean vessel to smelters and refineries in Asia, the Americas and Europe. The updated Development Plan projects a 16-year mine life. Our board of directors voted unanimously in December 2004 to approve development of the San Cristobal project.

        Our estimate for the total amount of project funding required for the San Cristobal project from January 1, 2004 through the beginning of production in 2007 is approximately $600 million. This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant-dollar escalation and contingencies. The estimate excludes $22 million to be advanced to the company constructing the power line, $6 million to be advanced to the company constructing the port facilities and $27 million of working capital. Approximately $22 million was advanced to the power line company by issuing Apex Silver ordinary shares during 2005 and the beginning of 2006. We have also paid $2 million of the $6 million to be advanced to the port company and have placed the remaining $4 million in escrow for the benefit of the port company. Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. Including the power line and port advances, we spent approximately $27 million on the project during 2004 and approximately $179 million in 2005. In addition to the amounts above, we expect to incur direct financing costs of approximately $30 million. In years prior to 2004, we spent approximately $98 million in project capital at San Cristobal, which is not included in the $600 million estimate described above.

        San Cristobal is expected to produce an average of approximately 500,000 tonnes of concentrate per year over the life of the mine. Using Development Plan prices of $5.75 per ounce silver, $1,100 per tonne zinc and $660 per tonne lead, San Cristobal is expected to have average annual payable production of approximately 17 million ounces of silver at an average cash operating cost over the 16-year mine life of $1.43 per ounce. This figure includes by-product credits related to the corresponding average annual production of approximately 64,000 tonnes of payable lead.    The project is also expected to have average annual payable production of approximately 165,000 tonnes of zinc at an average cash operating cost of approximately $0.41 per pound. The term "average cash operating cost" is a non-GAAP financial measure. The term is used on a per-ounce of payable silver and per-pound of payable zinc basis. Our estimated cash operating costs include estimated mining, milling and other mine related overhead costs. The per-ounce of silver cost also includes off-site costs related to projected silver refining charges. The per-pound of zinc cost also includes charges related to transportation of zinc concentrates and their projected treatment and smelting charges. All cash operating costs exclude taxes, depreciation, amortization and provisions for reclamation. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period reduced by the estimated value of lead by-product credits for the period and divided by the number of "payable ounces". The lead by-product credits are net of charges related to transportation of lead concentrates and their projected treatment and smelting charges. The "payable ounces" are the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period.

Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the number of "payable pounds". The "payable pounds" are the estimated number of pounds of zinc to be produced during the period reduced by the number of pounds required to cover estimated refining, treatment and transportation charges for the period. We have included estimated average cash operating cost information to provide investors with information about the cash generating capabilities of the San Cristobal project. This information will differ from measures of performance determined in accordance with generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

        We began construction on the San Cristobal project during the first quarter of 2005 and spent approximately $179 million on equipment procurement, plant construction, infrastructure development, engineering and other costs related to the project during 2005. At the end of 2005, approximately 90% of the engineering on the project had been completed and we expect the remaining engineering to be completed during the first half of 2006. Procurement of major equipment commenced during 2005 and some of the major equipment components, including the SAG and ball mills and flotation cells, have been delivered to the project site. We expect substantially all of the concrete will be poured and most of the major equipment will be installed in 2006. We estimate that the project was approximately 40% complete at the end of 2005 and anticipate the commencement of production at the project in the second half of 2007.

        Most significant infrastructure items at the project are complete. During 2005, we completed construction of roads connecting the project with the Chilean border and with the town of Uyuni. We also initiated development of a nearby well field in order to provide water for the project. In addition, construction of a large camp facility, designed to accommodate nearly 3,000 people, was begun during 2005 and is now nearly complete.

        In January 2005, we entered into an Open Pit Contract Mining Services Agreement with Washington Group Bolivia S.R.L. under which Washington Group agreed to provide contract mining services for project. These services include construction and maintenance of site access and haul roads, open-pit preproduction stripping, mining of ore and waste, construction and management of waste dumps and ore stockpiles, and various other contract mining services. During 2005, access roads to the orebodies were constructed and prestripping commenced. At December 31, approximately three million tonnes of material had been moved and we expect to remove approximately twenty million tonnes by the end of 2006. We began stockpiling ore at the beginning of 2006 and by the end of the year we expect to have approximately four million tonnes of ore stockpiled for future processing.

        Significant progress was also made in completing a stable power source for the project. We have contracted with a Bolivian company to extend a power line from the town of Punutuma to San Cristobal. Construction on the power line has commenced and we expect that the line will be completed during the third quarter of 2006. Until the power line is completed, power for construction at the San Cristobal project will continue to be obtained from on-site generators.

        Concentrates from the project will be transported via rail to the port in Mejillones, Chile. During 2005, we entered into a long-term agreement for the transportation of the concentrates by rail to the port. We are currently in the process of identifying a contractor to build the 65 kilometer rail spur from the mine site to the main rail line. We expect that construction on the rail spur will commence during the first quarter of 2006 and be completed during the first quarter of 2007.

        Concentrates will be unloaded from the rail cars at a facility at the port in Mejillones and then loaded into ships for export. We have contracted with a Chilean company to engineer and construct the storage and loading facilities at the port. Engineering of those facilities is complete, necessary permits are in hand, and we have instructed that company to begin construction. We expect the port facilities to be completed during 2007 prior to commencement of production.

        We have secured all necessary permits for the construction of the San Cristobal project. During 2005, we obtained the final permits for major infrastructure development, including the permit for the construction of the rail spur to the site, the permit from Chile for rail transport of the concentrate and the permit for the construction of the power line from the town of Punutuma. We have obtained all necessary permits in order to begin production at the project.

        The San Cristobal project will produce zinc, silver, and lead contained in three separate sulfide flotation concentrates: zinc concentrate, lead concentrate and a bulk/low-grade lead concentrate. The concentrates will be transported by rail to Mejillones, where the concentrates will be shipped by bulk carriers to smelters around the world. We have signed long-term sales agreements with several smelters in Europe, Australia, and Asia for the purchase of approximately 80% of the planned production of zinc and lead concentrates at San Cristobal. We anticipate selling the remainder of our production on a spot basis.

Geology

        The San Cristobal project occupies the central portion of a depression associated with volcanism of Miocene age. The four-kilometer diameter depression is filled with fine to coarse grained volcaniclastic sedimentary rocks (including shale, conglomerate, sandstone, landslide debris and talus). During the late Miocene Period, after sedimentation had nearly filled the depression, a series of dacite and andesite porphyry sills and domes intruded the volcaniclastic rocks. Disseminated and stockwork silver-lead-zinc mineralization formed locally both within the volcaniclastic sediments and in the intrusions themselves. The disseminated mineralization was not mined in the past except at the nearby Toldos mine. Historic production on the San Cristobal property was from veins.

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

Reserves

        We have completed 621 reverse circulation drill holes, for a total of approximately 146,500 meters, and 96 diamond drill core holes zfor approximately 24,000 meters, at San Cristobal. The drill holes were generally spaced at intervals of approximately 75 meters. This drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The ore deposit defined by this drilling is open at depth and laterally.

        The QA/QC program used at San Cristobal included regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples were routinely submitted to different laboratories for assay, with the results of these check assays analyzed in total and separately by deposit, drill type and grade. We conducted confirmation drilling, both our own twinning of reverse circulation holes with diamond core holes and independent confirmation drilling by an independent firm.

        Proven and probable reserves were recalculated in February 2006 using a $6.73 net smelter return per tonne cutoff value for oxides, a $5.39 net smelter return per tonne cutoff value for sulfides and market price assumptions of $6.28 per ounce silver, $0.49 per pound zinc and $0.36 per pound lead. These prices represent the three year average prices for each of the metals through December 2005 as per guidelines established by the Securities and Exchange Commission. The following table shows our proven and probable reserves of silver, zinc and lead for sulfide ore and oxide ore at the San Cristobal project. Our reserves were calculated by Mine Reserves Associates, Inc., using a fully designed pit that incorporates design slopes, practical mining shapes and access ramps.

	Proven and Probable Reserves
		Average Grade			Contained Metals(1)
	Tonnes of ore (000s)	Silver Grade (g/tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore	219,324	59.7	1.66	0.58	420,977	3,641	1,272
Oxide Ore	11,246	129.1	0.10	0.62	46,679	11	70

Total	230,570	63.1	1.59	0.58	467,656	3,652	1,342

(1)
Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 76.5% for silver, 91.9% for zinc and 85.6% for lead. Oxide ore reserves are expected to have an average recovery of 60.0% for silver and 50.0% for lead. Based on the assumptions contained in the 2005 reserve report prepared by Mine Reserves Associates, Inc., the estimated strip ratio of the mine is 1.54:1.

Republic of Bolivia

        Bolivia is situated in central South America and is bordered by Peru, Brazil, Paraguay, Argentina and Chile. It has an area of approximately 1.1 million square kilometers and a population of approximately 8.5 million people. Bolivia's official and most widely spoken language is Spanish, but a large sector of the population is either native Aymara or Quechua Indian.

        Bolivia has experienced slow economic growth and political instability in the last three years. In late 2003, there were violent demonstrations in La Paz and elsewhere in Bolivia, protesting, among other things, the proposed export of natural gas to the U.S. through Chile. These demonstrations resulted in the resignation of President Sanchez de Lozada, in October 2003, and his constitutional replacement by President Carlos Mesa. Demonstrations continued in 2004 and early 2005, resulting in the resignation of President Mesa in June, 2005. He was replaced by President Eduardo Rodriguez, who called for early general elections which were held in December 2005.

        On December 18, 2005, Evo Morales, leader of the Movement to Socialism party, was elected president. He took office in January 2006. President Morales has publicly discussed the possibility of nationalizing Bolivia's hydrocarbon industry or renegotiating existing contracts with foreign hydrocarbon companies. He has not yet pursued outright nationalization of the hydrocarbon industry but has begun implementing a May 2005 law regulating hydrocarbon production which will result in, among other things, higher taxes on hydrocarbon producers in Bolivia. To date, there have been no formal proposals to nationalize, impose royalties or increase taxes on the mining industry.

        Although the political disturbances in Bolivia have not caused any adverse impact on our San Cristobal project, political and economic uncertainties and instability may continue and may not be resolved successfully. The political and economic climate may become more unstable, and political and economic uncertainties may in the future have an adverse impact on the development or operations of San Cristobal.

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

        In addition, remittances abroad of Bolivian source income, including dividends and interest, is subject to a 12.5% withholding tax. We are also subject to import duties of 5% on capital goods and 10% on other imports. As an exporter, we are eligible for a refund of import duties up to an amount equal to 5% of the net value of our exports. We are also subject to a value-added tax (VAT) of 13%. We are eligible for a refund of VAT paid on imports and raw materials included in the cost of exported goods, but the amount recoverable is limited to 13% of the net value of our exports. For the purpose of determining the cap on refunds for both import duties and VAT, the net value of our exports is equal to the gross value of our exports reduced by certain statutory deductions. As provided by Bolivian law, we are importing certain plant components and equipment on a tax-free basis.

        All mineral deposits in Bolivia are the property of the State. Mining concessions awarded by the State grant the holder, subject to certain payments, the exclusive right to carry out prospecting, exploration, exploitation, concentration, smelting, refining and marketing activities with respect to all mineral substances located within a given concession. Under Bolivian law, local and foreign companies are treated equally in obtaining mineral concessions. With respect to nationalized and other concessions still held by State-owned Comibol, private investors may enter into joint venture, lease or services agreements with Comibol. Holders of mining concessions are obliged to pay an annual mining patent, the fees for which are progressive and are based on the number of years of existence of the concession. Mining concessions are liable to forfeiture when the corresponding annual patent fails to be paid. Concessions established before the enactment of the New Mining Code in 1997 which comprise an area of more than 1,000 mining claims pay the equivalent of $1.00 per claim per year for the first five years of the existence of the concession; thereafter, the patent increases to the equivalent of $2.00 per claim per year. Concessions established under the New Mining Code pay the following: for the first five years of the existence of a concession, the owner is required to pay the equivalent of $25.00 per cuadrícula (equivalent to 25 hectares) per year; thereafter the patent increases to the equivalent of $50.00 per cuadrícula per year. Most of our material Bolivian concessions were established prior to enactment of the New Mining Code.

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

EXPLORATION

        In addition to San Cristobal, we have a portfolio of properties in Bolivia, Mexico, Peru and Argentina totaling approximately 700,000 acres which contain potential for silver, base metals and gold mineralization or other significant exploration potential. These mineral properties typically consist of:

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

Location and Distribution of Exploration Properties

Country	Number of Exploration Property Groups	Acreage
Mexico	7	92,700
South America
Argentina	11	165,800
Bolivia	14	254,000
Peru	30	184,000

Total	62	696,500

        We have holdings in Mexico in the historic Zacatecas mining district as well as several other silver-gold properties in the States of Guerrero, Durango and Zacatecas. We continue to evaluate projects for acquisition and exploration. Drill testing of some of our more promising prospects, which was contemplated to begin during 2005, was deferred pending acquisition of additional property rights. Drilling is planned for 2006 as property acquisitions and geological evaluations are completed.

        We also have holdings, joint ventures and options in Bolivia, other than the San Cristobal project, and maintain exploration offices in Bolivia, Argentina and Peru that are responsible for project generation and evaluation in each of those countries. Drilling of other prospects may ensue as warranted by ongoing geological evaluations.

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

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 80% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits. The CPM Group, a precious metal and commodities consultant, estimates that total silver supply from mine production, recycling, estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand from 1990 through at least 2004.

        The following table sets forth for the periods indicated the Comex nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce. On March 22, 2006 the closing price of silver was $10.49 per troy ounce.

	Silver
Year
	High	Low
2001	4.83	4.03
2002	5.13	4.22
2003	5.99	4.35
2004	8.29	5.49
2005	9.01	6.41

Zinc and Lead Markets

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

        The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics. Lead is widely recycled, with secondary production accounting in recent years for approximately half of total supply.

        The following table sets forth for the periods indicated the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound. On March 22, 2006 the closing prices of zinc and lead were $1.13 and $0.53 per pound, respectively.

	Zinc		Lead
Year
	High	Low	High	Low
2001	0.48	0.33	0.24	0.20
2002	0.42	0.33	0.24	0.18
2003	0.46	0.34	0.34	0.19
2004	0.56	0.42	0.45	0.29
2005	0.87	0.54	0.51	0.37

EXECUTIVE OFFICERS OF APEX

        Apex Silver has four executive officers, a President and Chief Executive Officer, an Executive Vice President and Chief Operating Officer, a Senior Vice President and Chief Financial Officer, and a Vice President and Controller. Set forth below are certain personnel of Apex Silver.

Name	Age	Position
Jeffrey G. Clevenger	56	President and Chief Executive Officer
Alan R. Edwards	48	Executive Vice President and Chief Operating Officer
Jerry W. Danni	53	Senior Vice President, Corporate Affairs
Marcel F. DeGuire	56	Senior Vice President, Marketing and Projects
Mark A. Lettes	56	Senior Vice President Finance and Chief Financial Officer
Terry L. Owen	57	Senior Vice President, Project Development
Robert B. Blakestad	59	Vice President, Exploration and Chief Geologist
Igor Levental	50	Vice President, Investor Relations and Corporate Development
Robert P. Vogels	48	Vice President, Controller

        Jeffrey G. Clevenger.    Mr. Clevenger was elected to serve as a director and appointed as our President and Chief Executive Officer in October 2004. Mr. Clevenger worked as an independent consultant from 1999, when Cyprus Amax Minerals Company, his previous employer, was sold, until he joined us in 2004. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate of the Advanced International Senior Management Program of Harvard University. He is a Member of the American Institute of Mining, Metallurgical and Petroleum Engineers.

        Alan R. Edwards.    Mr. Edwards was appointed to the position of Executive Vice President and Chief Operating Officer in June 2004. From July 2003 until he joined us, Mr. Edwards served first as Vice President, Technical Services and Project Development and then as Vice President Operations of Kinross Gold Corporation. From March 2002 through June 2003, he pursued independent business interests. From April 2000 through February 2002, Mr. Edwards served first as Vice President, Surface Mines, and then as Senior Vice President, Operations of P.T. Freeport Indonesia. Mr. Edwards was Vice President and General Manager and then President and General Manager of the Cyprus Amax Minerals Company subsidiary which owned and operated the Cerro Verde open pit copper mine in Peru from 1998 through 2000, and served from 1996 until 1998 as Vice President and General Manager of the Cyprus subsidiary which owned and operated the Sierrita copper mine in Arizona. Prior to joining Cyprus in 1996, Mr. Edwards spent 13 years in various positions at Phelps Dodge Corporation, including General Manager Operations at Chino Mines Company and Mine Superintendent at Phelps Dodge Morenci, Inc. He holds a B.S. in Mining Engineering and a MBA from the University of Arizona.

        Jerry W. Danni.    Mr. Danni joined Apex Silver in February 2005 as the Senior Vice President, Environment, Health and Safety and in March 2005 was appointed Senior Vice President Corporate Affairs. Prior to joining Apex Silver, Mr. Danni served as Senior Vice President, Environment Health and Safety of Kinross Gold Corporation from January 2003 until February 2005 and as Vice President, Environmental Affairs from July 2000 until January 2003. While at Kinross he was instrumental in the design and implementation of integrated environmental, and health and safety (EHS) systems and processes for Kinross operations worldwide, and was also responsible for management of the Reclamation Operations Business Unit. From 1994 to July 2000, Mr. Danni was the Vice President of Environmental Affairs for Cyprus Climax Metals Company. Prior to working for Cyprus, Mr. Danni held senior environmental, and health and safety management positions with Lac Minerals Ltd. and Homestake Mining Company. Mr. Danni holds a B.S. in Chemistry from Western State College, and is a member of the Society of Mining Engineers and a past director of the National Mining Association.

        Marcel F. DeGuire.    Mr. DeGuire serves as Senior Vice President, Marketing and Projects, of Apex Silver. Prior to joining Apex Silver in August 1996, he served as Newmont Mining Corporation's Vice President of Project Development and Country Manager for those jurisdictions which were formerly part of the Soviet Union. He acted as Project Leader for feasibility studies and development and startup of the $225 million Muruntau large-scale open pit heap leach gold project in Uzbekistan. Mr. DeGuire was directly involved in the joint venture negotiations leading up to the project, the subsequent feasibility studies, completion of construction and the commencement of mining operations. Mr. DeGuire was also responsible for various feasibility analyses of Newmont's Yanacocha gold project in Peru. During his almost 20 years with Newmont, Mr. DeGuire worked as resident manager of a uranium mine and became a leading expert in environmental management and mine reclamation, serving as Newmont's Vice President of Environmental Affairs and Research and Development as well as in other senior executive positions. Mr. DeGuire is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Canadian Institute of Metallurgy and the Mining and Metallurgical Society of America and has published various articles on mineral processing and environmental matters. Mr. DeGuire holds a B.S. in metallurgical engineering from Michigan Technological University and an M.S. in metallurgical engineering from the University of Nevada, Reno.

        Mark A. Lettes.    Mr. Lettes has served as Vice President, Finance and Chief Financial Officer of Apex Corporation since June 1998, and was elected as Apex Silver's Chief Financial Officer in 2002. He was promoted to Senior Vice President in May 2004. Prior to joining Apex Corporation, Mr. Lettes served from late 1996 to 1998 as Vice President Trading for Amax Gold Inc. and Director of Treasury for Cyprus Amax Minerals Company, where he was responsible for all Amax Gold hedging activities. A financial professional with over 25 years experience, Mr. Lettes served as Vice President and Chief Financial Officer for Amax Gold from 1994 until 1996 where he was responsible for numerous financings including project financings for the Fort Knox mine in Alaska and the Refugio mine in Chile, parent-subsidiary financing arrangements with Cyprus Amax and a convertible preferred issue. Mr. Lettes started the gold hedging program at Amax Gold and was responsible for all hedging activities of Amax Gold from 1987 through June 1998, when Amax Gold merged with Kinross Gold Corporation. From 1979 through 1986, Mr. Lettes held several positions at AMAX Inc. in which he was responsible for certain planning, economic analysis, business development and acquisition activities. Transactions on which Mr. Lettes worked at AMAX included the acquisition of the remaining 50% of Alumax, AMAX's aluminum subsidiary. Prior to his service at AMAX and Amax Gold, Mr. Lettes held professional positions in the financial departments of United Technologies and Rockwell International from 1974 until 1979. Mr. Lettes holds a B.S. in marketing from the University of Connecticut and an M.B.A. from Ohio State University.

        Terry L. Owen.    In June 2005, Mr. Owen was appointed Senior Vice President, Project Development of Apex Silver. Prior to joining Apex Silver, Mr. Owen was an independent consultant from December 2003 through May 2005. From February 2001 through September 2003, he served as Vice President Capital Projects for INCO Limited. Prior to that he was employed by Cyprus Amax Minerals Company from 1995 to 2000, in various positions, including Vice President Project Development. He also held various positions with Freeport McMoran Inc. from 1980 to 1995, beginning as Assistant General Superintendent of one of Freeport's mines and rising to the position of Vice President and Assistant General Manager. Mr. Owen holds a B.Sc. in Mining Engineering from the University of Idaho and is a graduate of the Advanced Senior Management Program of Harvard University.

        Robert B. Blakestad.    In November 2004, Mr. Blakestad was appointed as Vice President, Exploration of Apex Silver. Prior to joining Apex Silver, Mr. Blakestad served as Chief Executive Officer of International Taurus Resources from May 1998 until November 2004. He was Vice President—Exploration for Amax Gold from 1996 to 1998 and Exploration Manager for Cyprus Amax Minerals Company from 1990 until 1996. He held various positions at Homestake Mining Company from 1979 until 1990, beginning as a Senior Geologist and rising to the position of Manager, U.S. Reconnaissance. Mr. Blakestad holds a B.S. in Mining Engineering from the New Mexico Institute of Mining and Technology and an M.S. in Geology from the University of Colorado. He is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers and of the Society of Economic Geologists. He holds professional certifications from the State of Washington and the Province of Nova Scotia.

        Igor Levental.    Mr. Levental has served as the Vice President, Investor Relations and Corporate Development of Apex Corporation since January 2003 and was named Vice President, Investor Relations and Corporate Development of Apex Silver in September 2005. From September 2002 until joining Apex Corporation, Mr. Levental was an independent consultant. Mr. Levental served as Director of Corporate Communications for Dicon Fiberoptics, Inc. from March 2002 through September 2002, where he was responsible for marketing and promoting Dicon in advance of Dicon's initial public offering. From 1999 to 2002, Mr. Levental served as Homestake Mining Company's Vice President of Investor Relations where he was responsible for the design and implementation of Homestake's investor relations strategy. Mr. Levental served as Manager, Corporate Development for Homestake from 1994 to 1999. As a member of Homestake's Corporate Development team, Mr. Levental assisted in various corporate development transactions totaling over $1 billion. From 1992 to 1994, Mr. Levental was a Senior Consultant for Homestake. From 1989 to 1992, Mr. Levental served as Vice President, Investments and Investor Relations at International Corona Corporation, which was acquired by Homestake in 1992. In total, Mr. Levental has 23 years of experience in investor relations and corporate development. Mr. Levental earned a B.S. in chemical engineering and an M.B.A. from the University of Alberta, Canada. He is a registered professional engineer in the province of Ontario and is a member of the National Investor Relations Institute.

        Robert P. Vogels.    Mr. Vogels has served as controller of Apex Silver since January 2005 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited's Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked for Cyprus Minerals Company, which was acquired in 1999 by Phelps Dodge Corp., from 1985 through October 2002. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002. Mr. Vogels began his career in public accounting where he earned his CPA certification. He holds a B.Sc. in accounting and an MBA degree from Colorado State University.

        As of March 22, 2006, we had approximately 400 full-time employees.

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

ITEM 1A: RISK FACTORS

        Investors in Apex Silver should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors.

We have no history of production.

        We have no history of producing silver or other metals. The development of our San Cristobal project requires the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce silver or other metals at any of our properties.

We have a history of losses and we expect losses to continue for at least the next two years.

        As an exploration and development company that has no production history, we have incurred losses since our inception, and we expect to continue to incur additional losses until sometime after the startup of production at San Cristobal. As of December 31, 2005, we had an accumulated deficit of $165 million. There can be no assurance that we will achieve or sustain profitability in the future.

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

        We have not established the presence of proven or probable reserves at any of our mineral properties other than the San Cristobal project. There can be no assurance that subsequent testing or future feasibility studies will establish additional reserves at our properties. The failure to establish additional reserves could restrict our ability to successfully implement our strategies for long term growth beyond the San Cristobal project.

The San Cristobal project is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

        Completion of the development of the San Cristobal project is subject to various factors, including the availability, terms, conditions and timing of acceptable arrangements for transportation, construction and smelting; and the performance of our engineering and construction contractors, mining contractor, suppliers and consultants. The lack of availability on acceptable terms or the delay in any one or more of the other items listed above could also delay or prevent the development of San Cristobal as currently planned. Further, completion of the development of the San Cristobal project may be compromised in the event of a prolonged decline in price levels for silver and zinc. There can be no assurance:

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

        We believe that we have sufficient funds to complete the development of the San Cristobal project. If the actual cost to complete the project is significantly higher than currently expected, there can be no assurance that we will have sufficient funds to cover these costs or that we will be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced silver and zinc prices or the failure to obtain necessary additional financing on acceptable terms, to complete the development of the San Cristobal project on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

        As we increase our development activity at San Cristobal, we are experiencing significant growth in our operations, which we expect to continue and accelerate over the next year and a half as we complete construction and anticipate the commencement of production in 2007. This growth has created and will continue to create new positions and responsibilities for management personnel and will substantially increase demands on our operating and financial systems. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.

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

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices in the past have delayed the development of the San Cristobal project, and could in the future adversely affect our ability to finance the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations, cash flows. There can be no assurance that metals prices will not decline.

        The following table sets forth for the periods indicated (1) the Comex nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound.

	Silver		Zinc		Lead
Year
	High	Low	High	Low	High	Low
2001	4.83	4.03	0.48	0.33	0.24	0.20
2002	5.13	4.22	0.42	0.33	0.24	0.18
2003	5.99	4.35	0.46	0.34	0.34	0.19
2004	8.29	5.49	0.56	0.42	0.45	0.29
2005	9.01	6.41	0.87	0.54	0.51	0.37
2006*	10.49	8.74	1.14	0.87	0.64	0.49

*
Through March 22, 2006

        The closing prices of silver, zinc and lead on March 22, 2006 were $10.49 per troy ounce, $1.13 per pound and $0.53 per pound, respectively.

We may not be successful in hedging against metals price, currency and interest rate fluctuations; we expect to incur mark-to-market losses on our metals price hedges and could lose money through our hedging programs.

        We have entered into metals trading transactions to hedge against commodity and base metals price risks, using puts, calls and forward sales. The terms of our debt financing for the San Cristobal project require that we utilize various price hedging techniques to hedge a portion of the metals we plan to produce at San Cristobal. If we fail to maintain the minimum level of hedge transactions required by the terms of our debt financing for the San Cristobal project, our ability to draw additional amounts from the lenders may be adversely affected. These derivative positions represent 3.5%, 12.6% and 14.7% of planned life-of-mine payable production of silver, zinc and lead. For the year ended December 31, 2005, we recorded $56.4 million in non-cash mark to market losses related to our metals derivative open positions, resulting from recent increases in the spot and forward prices for silver, zinc and lead. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        We expect to settle these hedges over time after the San Cristobal project is in production. If the completion of the project is delayed or if we are unable for any reason to deliver the quantity of metals required by the terms of the applicable forward sale, we may be required to settle the sales by purchasing silver, zinc or lead at spot prices. Depending on the price of the applicable metal at that time, the financial settlement of the forward sales could have a material adverse effect on our financial condition, results of operations and cash flows.

        We may also enter into transactions to hedge the risk of exposure to currency and interest rate fluctuations related to the development of the San Cristobal project in Bolivia or to exploration or development in other countries in which we incur substantial expenditures.

        Further, there can be no assurance that the use of hedging techniques will ultimately be to our benefit. Hedging instruments that protect against metals market price volatility may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production, which would cause us to record a mark to market loss, decreasing our revenues and profits. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations at any of our properties, other than the San Cristobal project.

        We consider from time to time the acquisition of operating or formerly operating mines. Our decisions to acquire these properties are based on a variety of factors including historical operating results, estimates of and assumptions about future reserves, cash and other operating costs, metals prices and projected economic returns, and evaluations of existing or potential liabilities associated with the property and its operation. Our estimates and assumptions may turn out to be erroneous or incorrect. In addition, there is intense competition for attractive properties. Accordingly, there is no assurance that our acquisition efforts will result in profitable mining operations.

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

        We derive the rights to some of our mineral properties from leaseholds or purchase option agreements which require the payment of rent or other installment fees. In addition, we must make annual mining patent payments to the Bolivian government totaling approximately $400,000 to maintain our concessions at San Cristobal. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. Some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. In addition, our ability to transfer or sell our rights to some of our mineral properties requires governmental approvals or third party consents, which may not be granted.

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

We may be subject to fines or other penalties in connection with an alleged violation of the Foreign Corrupt Practices Act.

        We have concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that several senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties. We contacted the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") and reported the results of our internal investigation. We have been informed that the SEC has commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act ("FCPA"). We are cooperating fully with the SEC investigation, and will cooperate with any investigation by the DOJ. There can be no assurance that governmental investigation of these matters will not conclude that violations of applicable laws have occurred. If we are found to have violated the FCPA or other applicable law, we may be subject to civil or criminal fines. We cannot predict the outcome of any investigations that may take place including any fines or penalties that may be imposed.

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

  •
  unenforceability of contractual rights.

        Bolivia has experienced slow economic growth and political instability in the last several years. In late 2003, there were violent demonstrations in La Paz and elsewhere in Bolivia, protesting, among other things, the proposed export of natural gas to the U.S. through Chile. These demonstrations resulted in the resignation of President Sanchez de Lozada, in October 2003, and his constitutional replacement by President Carlos Mesa. Demonstrations continued in 2004 and early 2005, resulting in the resignation of President Mesa in June, 2005. He was replaced by President Eduardo Rodriguez, who called for early general elections which were held in December 2005.

        On December 18, 2005, Evo Morales, leader of the Movement to Socialism party, was elected president. He took office in January 2006. President Morales has publicly discussed the possibility of nationalizing Bolivia's hydrocarbon industry or renegotiating existing contracts with foreign hydrocarbon companies. He has not yet yet pursued outright nationalization of the hydrocarbon industry but has begun implementing a May 2005 law regulating hydrocarbon production which will result in, among other things, higher taxes on hydrocarbon producers in Bolivia. To date, there have been no formal proposals to nationalize, impose royalties or increase taxes on the mining industry.

        Although the political disturbances in Bolivia have not caused any material adverse impact on our San Cristobal project, political and economic uncertainties and instability may continue and may not be resolved successfully. The political and economic climate may become more unstable, and political and economic uncertainties may in the future have an adverse impact on the development or operations of San Cristobal.

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

        We conduct mineral exploration and development activities primarily in South America and Central America, and are most active in Bolivia, where the San Cristobal project is located, and Peru, Argentina and Mexico. With the development of San Cristobal, we also expect to conduct mining operations in Bolivia. These countries have laws and regulations which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require us to acquire permits and other authorizations for certain activities. In many countries, including Bolivia, there is relatively new comprehensive environmental legislation, and the permitting and authorization processes may not be established or predictable. There can be no assurance that we will be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the development cost of our projects and could delay the commencement of production.

        Environmental legislation in many countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. In Bolivia, where there is relatively new environmental legislation, enforcement activities and strategies may be under development, and thus may not be predictable. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (1) necessitate significant capital outlays, (2) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects and (3) materially adversely affect our future operations.

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

        We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Further, our debt financing for the San Cristobal project includes requirements that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to us of any dividends by our subsidiaries. Our subsidiaries' ability to pay dividends or make other distributions to us is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary's liquidation, we may lose all or a portion of our investment in that subsidiary.

We may not be able to raise the funds necessary to explore and develop our mineral properties.

        Although we believe that we have raised sufficient amounts to fund the expected cost of developing and constructing the San Cristobal project, we will need additional external financing to fund the exploration and development of our other mineral properties. Sources of external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that such future financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain production at, our mineral properties.

We may be unable to comply with the terms and covenants of the debt financing for our San Cristobal project.

        In December 2005, in order to finance construction and startup costs for the San Cristobal project, we entered into a $225 million project loan facility with several large financial institutions. At March 22, 2006, we had borrowed $40 million pursuant to the facility and expect to draw the remaining amounts as part of our funding for the construction of the project. Our obligations under the facility are secured by substantially all of the assets of certain of our subsidiaries, including our Bolivian subsidiary that holds the San Cristobal project. The terms of the loan facility obligate Apex Silver as well as certain of our subsidiaries, including our Bolivian subsidiary, to meet numerous ongoing conditions and covenants. These covenants include obligations related to the construction and operation of the project as well as certain financial covenants pertaining to Apex Silver and our subsidiaries. Failure to meet one or more of these conditions or covenants could prevent us from future borrowing under the loan facility and could cause the lenders to declare us in default on our existing obligations.

If such a default were declared and remained uncured, all borrowed amounts could become due and payable immediately. Since we currently have no operations or source of funds, there can be no assurance that we would be able to repay such amounts. If we are unable to repay the borrowed amounts or otherwise perform our obligations under the loan facility, the lenders may be entitled, in certain circumstances, to enforce their lien and take possession of the secured assets, including the assets that comprise the San Cristobal project.

We depend on the services of key executives.

        We are dependent on the services of key executives including our chief executive officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristobal project. Due to the relatively small size of Apex Silver, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristobal project may delay or otherwise adversely affect the development of the San Cristobal project, which could have a material adverse effect on our business or future operations.

The substantial control of Apex Silver by our directors, officers and 5% shareholders could have a significant effect in delaying, deferring or preventing a change in control of Apex Silver or other events which could be of benefit to our other shareholders.

        As of March 22, 2006, the directors and officers and 5% shareholders of Apex Silver beneficially owned approximately 22.5 million, or 44%, of our outstanding shares, assuming the conversion of currently exercisable options and warrants. This level of ownership by these persons could have a significant effect in delaying, deferring or preventing a change in control of Apex Silver or other events which could be of benefit to our other shareholders.

Apex Silver and certain lower tier subsidiaries will likely be treated as passive foreign investment companies for U.S. federal income tax purposes.

        We believe that we likely were a passive foreign investment company ("PFIC") with respect to 2004 and 2005, and likely will be a PFIC in 2006 as well as potentially with respect to future years. If we are a PFIC, U.S. holders of ordinary shares will be subject to certain adverse U.S. federal income tax rules. Under the PFIC rules, a U.S. holder who disposes or is deemed to dispose of ordinary shares at a gain, or who receives or is deemed to receive certain distributions with respect to ordinary shares, generally will be required to treat such gain or distributions as ordinary income and pay an interest charge on the tax imposed with respect thereto. Certain elections may sometimes be used to reduce the adverse impact of the PFIC rules for holders of ordinary shares (so-called "QEF elections" and "mark-to-market" elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The PFIC rules are extremely complex, and prospective investors are urged to consult their own tax advisers regarding the potential consequences to them of Apex Silver being classified as a PFIC.

        In addition, special adverse rules apply to U.S. holders of our shares for any year in which we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a "lower-tier PFIC"). As discussed below, we likely had a lower-tier PFIC for 2004 and 2005 and will have a lower-tier PFIC for 2006 and possibly later years. U.S. holders of ordinary shares generally will be deemed to own, and will be subject to the PFIC rules with respect to, their indirect ownership in any lower-tier PFIC. If we are a PFIC and a U.S. holder of ordinary shares does not make a so-called "QEF" election in respect of any lower-tier PFIC, the U.S. holder could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or if the U.S. holder disposes of all or part of its ordinary shares. Moreover, a QEF election that is made for Apex Silver will not apply to a lower-tier subsidiary. While a separate QEF election may be made for a lower-tier PFIC in order to reduce the adverse impact of the PFIC rules for holders of ordinary shares with respect to that lower-tier PFIC, this election may accelerate the recognition of taxable income and may result in the recognition of ordinary income. In addition, any U.S. holder of ordinary shares who has made a mark-to-market election for Apex Silver could be subject to the PFIC rules with respect to income of the lower-tier PFIC, even though the value of the lower-tier PFIC already was subject to tax via mark-to-market adjustments.

        We previously disclosed that, for 2005 and all subsequent taxable years, the potential for our lower-tier subsidiaries to be classified as PFICs with respect to new investors could be substantially eliminated without adverse tax consequences. In connection with the completion of the debt financing for the San Cristobal project, however, we were required at the end of 2005 to contribute certain amounts to the Bolivian subsidiary that holds the principal assets associated with the project. Following the contribution of those amounts, that Bolivian subsidiary is earning significant interest income and consequently, we believe that subsidiary was a PFIC in 2005 and will likely be a PFIC in 2006. As a result, U.S. holders of ordinary shares may be subject to the adverse tax treatment described above.

        As to whether we may have owned lower-tier PFICs in prior years, in certain filings in years before 2006 we stated that we believed that (i) Apex Silver may have been a PFIC but (ii) none of our non-U.S. lower-tier subsidiaries had constituted PFICs. We now believe that certain of our non-U.S. lower-tier subsidiaries, including our Bolivian subsidiary that owns the San Cristobal project, constituted PFICs in certain prior years. As a result, there is a possibility that some shareholders may suffer adverse U.S. federal income tax consequences that arguably might not have been suffered had they been aware of the prior PFIC status of these lower-tier subsidiaries. Such shareholders may, however, be able to make retroactive elections in some cases that would mitigate any such adverse consequences. Moreover, under applicable proposed regulations, the fact that our lower-tier subsidiaries of any consequence may not have had earnings and profits for any taxable year since formation may arguably eliminate any such tax consequences in respect of prior taxable years.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

        None.

ITEM 3: LEGAL PROCEEDINGS

        Apex Silver has concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that several senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. We have contacted the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") and reported the results of our internal investigation. We have been informed that the SEC has commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC investigation and will cooperate with any investigation by the DOJ. We cannot predict with any certainty the final outcome of any investigations that may take place including any fines or penalties that may be imposed.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Ordinary Shares are listed on the American Stock Exchange under the symbol "SIL." As of March 22, 2006, we had approximately 170 shareholders of record and an estimated 12,000 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

        We have never paid any dividends on our Ordinary Shares and expect for the foreseeable future to retain any earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. Further, our debt financing for the San Cristobal project includes a requirement that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to Apex Silver of any dividends by our subsidiaries.

        The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 22, 2006 was $24.16.

	2005		2004
Period
	High	Low	High	Low
1st Quarter	$19.47	$15.80	$24.22	$19.35
2nd Quarter	15.84	11.54	22.76	15.30
3rd Quarter	17.20	12.61	21.70	16.75
4th Quarter	18.01	14.65	21.64	16.68

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of Apex Silver for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the period from December 22, 1994 (inception) through December 31, 2005, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

						For the period from December 22, 1994 Inception through December 31, 2005
	Year ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations:
Operating (expenses)	$(80,400)	$(21,366)	$(6,594)	$(9,524)	$(10,741)	$(199,407)
Other income (expense) net	13,725	2,521	550	870	2,157	30,515

Net loss before minority interest and income taxes	(66,675)	(18,845)	(6,044)	(8,654)	(8,584)	(168,892)
Income taxes	(379)	—	—	—	—	(379)
Minority interest in consolidated loss	16	—	—	—	—	4,575

Net loss	$(67,038)	$(18,845)	$(6,044)	$(8,654)	$(8,584)	$(164,696)

Net loss per Ordinary Share basic and diluted	$(1.38)	$(0.41)	$(0.17)	$(0.24)	$(0.25)

Weighted average Ordinary Shares outstanding	48,616	46,528	36,576	35,678	34,634

Cash Flow Data:
Net cash provided by (used in) financing activities	$3,174	$538,370	$3,875	$11,277	$(148)	$747,591
Net cash used in operating activities	(24,338)	(9,218)	(3,199)	(3,692)	(7,175)	(106,877)
Net cash used in investing activities	(1,768)	(518,926)	(4,519)	(5,452)	(12,244)	(635,906)
Balance Sheet Data:
Total assets	$780,511	$693,818	$146,167	$144,055	$135,898
Long term liabilities	$372,645	$339,987	$599	$770	$1,630
Shareholders' equity	$322,327	$346,116	$143,986	$141,731	$132,266

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on form 10-K.

        Apex Silver is a mining exploration and development company that holds a portfolio of silver and other mineral exploration and development properties primarily in Latin America. We currently focus our resources primarily on the development and financing of our San Cristobal project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income or cash flow.

Overview

        We made significant progress in 2005 on the construction of our San Cristobal project in Bolivia with expenditures of approximately $249 million on equipment procurement, plant construction, infrastructure development, engineering and other costs, including approximately $70 million of accrued costs. At the end of 2005, approximately 90% of the engineering on the project had been completed and we expect the remaining engineering to be completed during the first half of 2006. Procurement of major equipment commenced during 2005 and some of the major equipment components, including the SAG and ball mills and flotation cells, have been delivered to the project site. We expect substantially all of the concrete will be poured during the first quarter of 2006 and most of the major equipment will be installed in 2006. During 2005, we completed construction of roads connecting the project with the Chilean border and with the town of Uyuni. We also initiated development of a nearby well field in order to provide water for the project. Construction on the power line commenced during 2005 and we expect that the line will be completed and power will be available during the second half of 2006. At December 31, 2005 the project was estimated to be approximately 40% completed and is continuing to track within budget and on time. We anticipate commencement of production at the project in the second half of 2007.

        During 2005 we finalized agreements with service providers including the mining contractor, the rail transport company, the power provider and the port facilities provider. At December 31, 2005 we have open contractual commitments of approximately $117 million related to these agreements and other material and equipment orders.

        In the third quarter 2005 we commenced certain activities at the San Cristobal project including certain earthworks and plant construction that fall within the scope of our asset retirement plan and as such will require future reclamation and closure expenditures. As a result we recorded an asset retirement obligation of $2.0 million during the period. Prior to the third quarter 2005 there were no activities that would require future reclamation and closure expenditures.

        We signed a $225 million project finance facility to complete the development of our San Cristobal project in December 2005 and borrowed a total of $40 million under the facility in February and March 2006. The facility, arranged by Barclays Capital and BNP Paribas, was funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. We believe that the funds available under this facility along with existing cash and investment balances will be adequate to complete the San Cristobal project and provide adequate working capital.

        Certain covenants related to the project finance facility required us to provide price protection for a portion of the planned production of metals from San Cristobal. During the third quarter 2005, we entered into contracts utilizing forward sales, purchased puts and calls sold to comply with the bank price protection covenants. In order to maintain leverage to silver market prices, we entered into proportionally more zinc and lead contracts than silver. These derivative positions represent 3.5%, 12.6% and 14.7% of planned life-of-mine payable production of silver, zinc and lead, respectively.

        During September and October 2005 we completed the purchase for cancellation of $20.0 million and $10.0 million of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024, respectively, by issuing 1.49 million of our Ordinary Shares valued at $23.2 million. In addition, during January and February 2006 we issued an additional 1.1 million Ordinary Shares valued at $17.1 million and paid $0.3 million of cash for accrued interest to complete the purchase of $20.0 million of our 4.0% Convertible Senior Subordinated Notes. The company canceled the notes purchased in the transactions.

Results of Operations

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, were $5.2 million for the year ended December 31, 2005, as compared to $5.3 million and $2.7 million for the years ending December 31, 2004 and 2003 respectively. The increase in exploration costs during 2005 and 2004 as compared to 2003 is primarily the result of our increased exploration activities in Peru, Mexico, Argentina and Bolivia outside of San Cristobal. The 2003 amount includes $0.3 million for the value of Ordinary Shares issued to consultants to acquire mineral rights. None of the exploration expenses reported relate to San Cristobal.

        Administrative.    Administrative expense was $17.9 million, $18.2 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003 respectively. The 2004 administrative expenses included approximately $6.6 million of one time non-cash compensation expense primarily associated with the retirement of the company's chairman and a $1.5 million one time payment made to a consultant related to the convertible note offerings completed during 2004. The increase in administrative expense during 2005 as compared to 2004 excluding $8.1 million of non-recurring expenses is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal project and our project financing efforts. The increase in administrative expense during 2005 and 2004 as compared to 2003 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal project, our project financing efforts and Sarbanes-Oxley compliance. In addition to the 2004 non-cash compensation expense discussed above, we recognized non-cash compensation expense of $2.3 million and $2.1 million, net of amounts capitalized, during 2005 and 2004 respectively resulting from the adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123"), during 2004. No such amounts were recognized during 2003.

        Interest and Other Income.    Our interest and other income for the year ended December 31, 2005 was $14.3 million compared to $6.1 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively. The 2005 increase as compared to 2004 and 2003 is the result of the increased interest we earned on the higher average cash balances that we held resulting from the proceeds received from the ordinary share and convertible debt offerings completed during 2004 as well as the higher average interest rates we received during the period. The 2004 increase compared to 2003 is the result of interest earned on the higher cash balances we held during the period resulting from the proceeds received from the ordinary share and convertible debt offerings completed during 2004.

        Gains and Losses—Commodity Derivatives.    For the year ended December 31, 2005 we recorded non-cash, mark-to-market losses related to our metals derivative open positions in the amount of $56.4 million compared to mark-to-market gains of $0.8 million and $0.7 million on our open positions for the years ended December 31, 2004 and 2003 respectively. The 2005 loss is the result of the non-cash mark-to-market valuation of our open metals positions at December 31, 2005 related to the project finance facility requirement to provide price protection for a portion of our planned production of metals from San Cristobal. The recent increases in the spot and forward prices for silver, zinc and lead resulted in the $56.4 million non-cash mark-to-market loss for the year. The loss did not have an impact on our cash flows or cash position for the period. Further, while the final financial impact of the required price protection program will not be known until the positions are closed on their future settlement dates, the company does not intend to settle the open positions with cash prior to the settlement dates beginning in 2007. At that time, previously recognized cumulative non-cash mark-to-market gains or losses will be offset against the final market settlement amount. In addition, should the increased metals price projections used to calculate the non-cash mark-to-market loss continue into the production phase of the San Cristobal project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows. Our open metals derivative positions for the years ended December 31, 2004 and 2003 were substantially smaller prior to the lending requirements as reflected in the smaller non-cash mark-to-market gains of $0.8 million and $0.7 million for the respective years. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), based on spot prices, forward prices and quoted option volatilities.

        Interest and Other Borrowing Costs.    For the year ended December 31, 2005 we recorded $7.3 million of expense for interest and amortized borrowing cost compared to $3.6 million for the year ended December 31, 2004 and no interest or borrowing costs for the year end December 31, 2003. The 2005 increase is the result of greater average outstanding debt balances during 2005 and $0.9 million of accelerated amortization of deferred borrowing costs recorded related to the extinguishment of a portion of the debt during the year. The 2005 interest and other borrowing costs consisted of interest paid on the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024, which were issued in

2004, and interest paid on capital leases. The 2004 interest and other borrowing costs were related to the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024. We had no outstanding interest bearing debt during the year ended December 31, 2003. In addition to the amounts expensed we capitalized $6.9 million and $2.5 million of interest and other borrowing costs during the years ended December 31, 2005 and 2004 respectively.

        Income Taxes.    Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes on income derived from services provided to Apex Silver Mines Limited and its subsidiaries. Other than amounts payable by Apex Silver Mines Corporation, we pay no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business in the U.S. that would generate U.S. taxable income. The Cayman Islands currently impose no corporate taxation. We have been granted an exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. For the year ended December 31, 2005 the company recorded $0.4 million of income tax expense related to withholding taxes on certain investments and taxes incurred related to services we provided to a Bolivian subsidiary. No such taxes were incurred during the years ended December 31, 2004 and 2003. Deferred tax assets of approximately $14.4 million and $12.9 million at December 31, 2005 and 2004, respectively, resulting from operating loss carry-forwards of our subsidiaries, have been entirely offset by valuation allowances.

Liquidity and Capital Resources

        At December 31, 2005 our aggregate cash, short term investments and long term investments totaled $351.9 million compared to an aggregate of $525.4 million in cash, short term investments and long term investments at December 31, 2004. The amounts held at December 31, 2005 included $4.8 million in cash and cash equivalents, $132.0 million in short term investments, $135.2 million of restricted cash and $79.9 million of short and long term restricted investments. The restricted cash included $100.0 million to provide collateral for the price protection required in connection with our project finance facility, $27.0 million set aside to collateralize outstanding letters of credit, $4.1 million to collateralize our discretionary metals trading program and $4.1 million to provide for certain requirements related to the port facilities. At December 31, 2005 the restricted investments consisted of $10.9 million that at maturity will provide the amounts necessary to pay interest on the 4.0% Convertible Senior Subordinated Notes through 2007 and $69.0 million of investments placed in escrow to provide over-run funding for the San Cristobal project should an overrun occur.

        As of December 31, 2005, we had cash and cash equivalents of $4.8 million, compared to $27.7 million at December 31, 2004. The decrease in our cash during 2005 is the result of $165.0 million invested in property, plant and equipment related to the development of the San Cristobal project, $24.3 million used to fund operations, property holding costs and administrative costs, net of interest and other income, $12.4 million paid to the banks related to the project finance facility, a net increase in restricted cash of $135.0 million, payment on long term debt (capital lease payments) of $1.2 million, $0.1 million of net premiums paid to acquire derivatives related to our hedge position, $2.0 million advanced to construct the port facility and $3.9 million of advances made to suppliers all partially offset by the net sales of $303.9 million of investments, $16.6 million of net proceeds from the sale of Ordinary Shares to fund the power line construction and $0.3 million of proceeds from employee stock options exercised.

        Our estimate for the total amount of project funding required for the San Cristobal project from January 1, 2004 through the beginning of production in 2007 is approximately $600 million. This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant-dollar escalation and contingencies. The estimate excludes $22 million to be advanced to the company constructing the power line, $6 million to be advanced to the company constructing the port facilities and $27 million of working capital. Approximately $22 million was advanced to the power line company by issuing Apex

Silver ordinary shares during 2005 and the beginning of 2006. We have also paid $2 million of the $6 million to be advanced to the port company and have placed the remaining $4 million in escrow for the benefit of the port company. Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. Including the power line and port advances, we spent approximately $27 million on the project during 2004 and approximately $179 million in 2005. In addition to the amounts above, we expect to incur direct financing costs of approximately $30 million. In years prior to 2004, we spent approximately $98 million in project capital at San Cristobal, which is not included in the $600 million estimate described above.

        We signed a $225 million project finance facility to complete the development of our San Cristobal project in December 2005 and borrowed $40 million under the facility in February and March 2006. We believe that the funds available under this facility along with existing cash and investment balances will be adequate to complete the San Cristobal project and provide adequate working capital.

        In 2004 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which at December 31, 2005 would allow us to sell up to $177.9 million in any combination of equity or debt securities as described in the registration statement in one or more offerings.

        During 2006 we expect to spend approximately $325 million on equipment procurement, plant construction, infrastructure development, engineering and other costs related to our San Cristobal project. We plan to fund these project expenditures with the proceeds from the $225 million project finance facility and $184 million of cash and investments that we placed in a San Cristobal project escrow account in February 2006. Use of the funds placed in the escrow account is restricted for the development of the San Cristobal project per the terms of the project finance facility.

        In addition, in order to maintain our current portfolio of exploration properties, we expect to make lease, patent and option payments during the next twelve months of about $0.7 million. We expect discretionary spending of up to $5 million on exploration. Total administrative expenses are expected to be approximately $16 million during 2006 and interest earned from investments and other income should approximate $9 million. While we believe our existing cash and investment balances will be adequate to fund these requirements, we may access the capital markets for additional funding should the need arise.

Off Balance Sheet Arrangements

        Our Convertible Senior Subordinated Notes Due 2024 have several embedded derivatives which we have determined have no value.

        We have no other off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2005:

Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(thousands)
Debt	$309,987	$—	$—	$—	$309,987
Interest payments due on debt	88,179	10,374	20,748	20,748	36,309
Capital leases	12,304	2,270	4,547	2,630	2,857
Interest payments on capital leases	5,848	1,559	2,360	1,196	733
Operating leases	1,253	374	753	126	—
San Cristobal property leases	6,120	360	720	720	4,320
Purchase obligations	116,704	116,704	—	—	—
Other GAAP liabilities	—	—	—	—	—

        The debt and interest payments due on debt are related to the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024. Total interest payments due on debt includes only those payments expected to be made through 2014 based on our expectation that the holders may require us to repurchase the notes in 2014. The operating lease obligations are related to the office facilities at our corporate headquarters. The San Cristobal property lease payments are payments the company must make to the Bolivian government to maintain its rights to the San Cristobal mining concessions. The purchase obligations are related to orders placed for long lead time equipment being purchased for the San Cristobal project.

        From time to time we enter into lease option agreements related to exploration properties that are of interest to us. These agreements typically contain escalating lease payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and the agreements can be terminated by us at any time.

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

        Our financial condition and results of operations as reflected in our financial statements are affected by estimates that we, or experts that we have retained, have made as to our proven and probable reserves. Reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Our current proven and probable reserve estimates at San Cristobal total approximately 231 million tonnes of ore grading 63.1 grams per tonne silver, 1.59% zinc and 0.58% lead, containing approximately 468 million ounces of silver, 8.08 billion pounds of zinc and 2.95 billion pounds of lead. The reserves are based on a $6.28 per ounce silver, $0.49 per pound zinc and $0.36 per pound lead. These prices represent the three year average prices for each of the metals as per guidelines established by the Securities and Exchange Commission.

        To complete the project financing on San Cristobal we were required to hedge a portion of our planned production. In addition, when San Cristobal enters production, we may sell forward an additional portion of our production and use price-hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We measure the fair value of open positions at each reporting period and record the difference in the carrying value to current earnings, in accordance with FAS 133. Under FAS 133, fair value measurements may vary substantially from period to period based on spot prices, forward prices and quoted option volatilities. Upon meeting all documentation and measurement criteria, we may in the future apply hedge accounting to certain of our metals derivative positions as defined by FAS 133.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Currently, our major principal cash balances are held in U.S. dollars. We maintain minimum cash balances in foreign currencies and therefore have a relatively low exposure to currency fluctuations. During 2004 we placed an order for certain long lead equipment related to the San Cristobal project. The purchase price of the equipment was denominated in Euros. To partially offset the potential deterioration of the U.S. dollar relative to the Euro, we entered into a foreign currency collar transaction utilizing puts and calls. During the years ended December 31, 2005 and 2004 the company recognized mark-to-market gains (losses) related to the transaction of approximately ($0.9) million and $1.4 million respectively with a net realized gain of approximately $0.5 million. Because we conduct our activities in several foreign countries, we may in the future engage in additional hedging activities to minimize the risk of exposure to currency and interest rate fluctuations.

        To complete the project financing for San Cristobal, we were required to hedge a portion of our planned production from San Cristobal. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We recorded a non-cash mark-to-market trading loss for the year ended December 31, 2005 of approximately $56.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

Management's Report on Internal Control over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Apex Silver's assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its assessment using those criteria, management concluded that Apex Silver maintained effective internal control over financial reporting as of December 31, 2005.

        Management's assessment of the effectiveness of Apex Silver's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, our independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have been no changes to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

        None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of Apex Silver is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of shareholders (the "Proxy Statement"). See "Part I—Items 1 and 2: Business and Properties—Management" for information regarding executive officers of Apex Silver.

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

  (3)
  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant issued in connection with the January 2004 private placement.(3)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(4)
4.4	Form of Global Note, dated March 16, 2004.(4)
4.5	Form of Global Note, dated April 1, 2004.(5)
4.6	Form of Warrant issued in connection with the offering of our Ordinary Shares pursuant to a prospectus supplement filed April 3, 2003.(6)
4.7	Form of Warrant issued in connection with the offerings of our Ordinary Shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003.(6)
4.8	Indenture, dated as of October 15, 2004, by and between Apex Silver Mines Limited and The Bank of New York, as Trustee.(7)
4.9	Form of Global Note, dated October 15, 2004.(7)
4.10	Form of Global Note, dated December 14, 2004.(8)
10.1	Management Services Agreement among the Company and its subsidiaries.(9)
10.2	Non-Employee Directors' Share Plan, as amended.
10.3	Employees' Share Option Plan.(10)
10.4	2004 Equity Incentive Plan.(11)
10.5	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan.(12)
10.6	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan.(12)

10.7	Form of Option Grant to Non-Employee Directors.(13)
10.8	Registration Rights Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)
10.9	Form of Change of Control Agreement.(14)(15)
10.10	Registration Rights Agreement, dated March 16, 2004, among Apex Silver Mines Limited, Barclays Bank PLC and Citigroup Global Markets Inc.(4)
10.11	Registration Rights Agreement, dated as of October 15, 2004, by and between Apex Silver Mines Limited and Citigroup Global Markets Inc.(7)
10.12	Collateral Pledge and Security Agreement dated as of October 15, 2004, among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(7)
10.13
Amended and Restated Collateral Pledge and Security Agreement, dated December 14, 2004 among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(8)
10.14	EPCM Services Supply Agreement between Minera San Cristobal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004.(14)
10.15	Open Pit Contract Mining Services Agreement between Minera San Cristobal, S.A. and Washington Group Bolivia, S.R.L.(12)
10.16	Loan Agreement, dated December 1, 2005, among Minera San Cristobal, S.A., the Lenders identified therein and BNP Paribas, as Administrative Agent.(16)
10.17	Loan Agreement, dated December 1, 2005, between Minera San Cristobal, S.A. and Corporacion Andina de Fomento.(16)
10.18
Common Security Agreement, dated December 1, 2005, among Minera San Cristobal, S.A., Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L Apex Metals GmbH, BNP Paribas, Barclays Capital PLC, JPMorgan Chase Bank, N.A., Corporacion Andina de Fomento and the secured parties and hedge banks party thereto.(16)
10.19	Sponsor Pledge Agreement, dated December 1, 2005, between Apex Silver Mines Limited and JPMorgan Chase Bank, N.A.(16)
10.20	Completion Agreement, dated December 1, 2005, among Apex Silver Mines Limited, BNP Paribas, Barclays Capital PLC and JPMorgan Chase Bank, N.A.(16)
10.21	Retirement Agreement and Release dated February 13, 2006 between Keith R. Hulley, Apex Silver Mines Corporation and Apex Silver Mines Limited.(17)
10.22	Form of Indemnification Agreement with directors.(18)
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Mine Reserves Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(2)
Incorporated by reference to our amended Registration Statement on Form S-1/A (No. 333-34685) filed November 18, 1997.

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

(7)
Incorporated by reference to our Current Report on Form 8-K filed October 18, 2004.

(8)
Incorporated by reference to our Current Report on Form 8-K filed December 17, 2004.

(9)
Incorporated by reference to our amended Registration Statement on Form S-1/A (No. 333-34685) filed October 9, 1997.

(10)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

(11)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-117202) filed July 7, 2004.

(12)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(13)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-53185) filed May 20, 1998.

(14)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(15)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

(16)
Incorporated by reference to our Current Report on Form 8-K filed December 8, 2005.

(17)
Incorporated by reference to our Current Report on Form 8-K filed February 27, 2006.

(18)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 30, 2006 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President, Chief Executive Officer and Director	March 30, 2006
/s/ HARRY M. CONGER Harry M. Conger	Director	March 30, 2006
/s/ OVE HOEGH Ove Hoegh	Director	March 30, 2006
/s/ KEITH R. HULLEY Keith R. Hulley	Director	March 30, 2006
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 30, 2006
/s/ TERRY M. PALMER Terry M. Palmer	Director	March 30, 2006
/s/ CHARLES B. SMITH Charles B. Smith	Director	March 30, 2006
/s/ PAUL SOROS Paul Soros	Director	March 30, 2006
/s/ MARK A. LETTES Mark A. Lettes	Chief Financial Officer (Principal Financial Officer)	March 30, 2006
/s/ ROBERT VOGELS Robert Vogels	Controller (Principal Accounting Officer)	March 30, 2006

APEX SILVER MINES LIMITED

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2004	F-4
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005, 2004, and 2003 and for the period from December 22, 1994 (inception) through December 31, 2005	F-5
Consolidated Statements of Changes in Shareholders' Equity for the period from December 22, 1994 (inception) through December 31, 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003 and for the period from December 22, 1994 (inception) through December 31, 2005	F-9
Notes to the Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Shareholders of Apex Silver Mines Limited:

        We have completed integrated audits of Apex Silver Mines Limited's December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 2. k., the company changed its method of accounting for stock compensation effective January 1, 2004.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  PricewaterhouseCoopers LLP
  Denver, Colorado
  March 30, 2006

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2005	December 31, 2004
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$4,808	$27,740
Restricted cash	135,182	397
Short term investments	132,000	419,625
Restricted investments	67,491	4,628
Prepaid expenses and other assets	5,824	4,801

Current assets	345,305	457,191
Property, plant and equipment (net)	379,138	127,582
Long term investments	—	78,019
Deferred financing costs	21,604	11,262
Value added tax recoverable (net)	20,052	6,396
Restricted cash	—	2,711
Restricted investments	12,392	10,657
Other	2,020	—

Total assets	$780,511	$693,818

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$74,487	$4,825
Accrued interest payable	3,096	2,890
Derivatives	5,652	—
Current portion of long term debt	2,270	—

Current liabilities	85,505	7,715
Long term debt	320,021	339,987
Asset retirement obligation	2,003	—
Derivatives	50,621	—

Total liabilities	458,150	347,702
Minority interest in subsidiaries	34	—
Commitments and contingencies (Note 13)
Shareholders' equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 50,444,890 and 47,679,797 shares issued and outstanding, respectively	504	477
Additional paid in capital	486,762	443,229
Accumulated other comprehensive (loss) income	(243)	68
Accumulated deficit during development stage	(164,696)	(97,658)

Total shareholders' equity	322,327	346,116

Total liabilities and shareholders' equity	$780,511	$693,818

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

				For the period from December 22, 1994 (inception) through December 31, 2005
	The years ended December 31,
	2005	2004	2003
	(in thousands except per share data)
Operating income and expenses:
Exploration	$(5,235)	$(5,306)	$(2,733)	$(73,431)
Administrative	(17,860)	(18,162)	(4,553)	(69,858)
Gain (loss)—commodity derivatives	(56,417)	751	728	(55,450)
Gain (loss)—foreign exchange and currency derivatives	(678)	1,406	—	728
Amortization and depreciation	(210)	(55)	(36)	(1,396)

Total operating expenses	(80,400)	(21,366)	(6,594)	(199,407)

Other income and expenses:
Interest and other income	14,295	6,108	550	34,672
Gain on extingishment of debt	6,765	—	—	6,765
Interest expense and other borrowing costs (net of $6,895, $2,478 and $0 capitalized during 2005, 2004 and 2003 and prior respectively)	(7,335)	(3,587)	—	(10,922)

Total other income and expenses	13,725	2,521	550	30,515

Loss before minority interest and income taxes	(66,675)	(18,845)	(6,044)	(168,892)
Income tax expense	(379)	—	—	(379)
Minority interest in loss of consolidated subsidiary	16	—	—	4,575

Net loss	$(67,038)	$(18,845)	$(6,044)	$(164,696)
Other comprehensive income (loss)	(311)	68	—	(243)

Comprehensive loss	$(67,349)	$(18,777)	$(6,044)	$(164,939)

Net loss per Ordinary Share—basic and diluted(1)	$(1.38)	$(0.41)	$(0.17)

Weighted average Ordinary Shares outstanding	48,615,586	46,528,341	36,576,367

(1)
Potential dilutive Ordinary Shares were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Expressed in United States dollars)

	Common Stock				Accumulated Other Comprehensive income
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(in thousands except share data)
Issuance of shares upon incorporation December 22, 1994 ($0.85 per share)	8,822,546	$88.2	$5,571	$—	$—	$5,660
Net loss and comprehensive loss	—	—	—	(213)	—	(213)

Balance, December 31, 1994	8,822,546	88.2	5,571	(213)	—	5,446
Net loss and comprehensive loss	—	—	—	(1,861)	—	(1,861)

Balance, December 31, 1995	8,822,546	88.2	5,571	(2,074)	—	3,585
Issuance of shares in private placement ($8.00 per share)	4,256,700	42.6	32,407	—	—	32,449
Net loss and comprehensive loss	—	—	—	(11,723)	—	(11,723)

Balance, December 31, 1996	13,079,246	130.8	37,978	(13,798)	—	24,311
Purchase of minority interest in ASC Bolivia ($11.00 per share)	268,496	2.7	2,951	—	—	2,953
Issuance of shares to associates ($11.00 per share)	138,595	1.4	1,523	—	—	1,525
Issuance of shares for services ($1.49 per share)	115,207	1.2	232	—	—	233
Stock option compensation expense	—	—	417	—	—	417
Issuance of shares upon Initial Public Offering ($11.00 per share)	5,523,372	55.2	54,720	—	—	54,775
Net loss and comprehensive loss	—	—	—	(14,985)	—	(14,985)

Balance, December 31, 1997	19,124,916	191.2	97,820	(28,783)	—	69,229
Exchange of Apex LDC shares	7,079,006	70.8	(71)	—	—	—
Stock options exercised ($7.91 per share)	25,001	0.3	197	—	—	198
Stock awards ($8.50 per share)	21,838	0.2	185	—	—	186
Unearned compensation	—	—	(186)	—	—	(186)
Net loss and comprehensive loss	—	—	—	(11,030)	—	(11,030)

Balance, December 31, 1998	26,250,761	262.5	97,946	(39,812)	—	58,397
Stock options exercised ($8.77 per share)	25,549	0.3	224	—	—	224
Sale of Ordinary Share units ($12.00 per unit)	8,090,132	80.9	94,005	—	—	94,086
Commissions paid in stock ($12.00 per share)	84,184	0.8	(1)	—	—	—
Stock awards ($12.06 per share)	15,542	0.2	187	—	—	188
Unearned compensation (net)	—	—	(87)	—	—	(87)
Net loss and comprehensive loss	—	—	—	(7,979)	—	(7,979)

Balance, December 31, 1999	34,466,168	344.7	192,275	(47,791)		144,828
Stock compensation ($10.88 per share)	5,100	0.1	55	—	—	55
Stock awards ($9.13 per share)	15,361	0.2	140	—	—	140
Unearned compensation	—	—	273	—	—	273
Net loss and comprehensive loss	—	—	—	(7,740)	—	(7,740)

Balance, December 31, 2000	34,486,629	344.9	192,743	(55,531)	—	137,557

Continued

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Expressed in United States dollars)

(Continued)

	Common Stock				Accumulated Other Comprehensive income
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2000	34,486,629	$344.9	$192,743	$(55,531)	$—	$137,557
Stock to acquire mineral rights ($9.43 per share)	96,136	1.0	906	—	—	907
Stock options exercised ($10.36 per share)	39,119	0.4	405	—	—	405
Stock issued as note payment ($10.95 per share)	70,875	0.7	775	—	—	776
Stock ($11.04 per share) and options to consultants	36,000	0.4	525	—	—	525
Stock awards (net) ($9.27 per share)	73,638	0.7	678	—	—	679
Net loss and comprehensive loss	—	—	—	(8,584)	—	(8,584)

Balance, December 31, 2001	34,802,397	348.0	196,032	(64,115)	—	132,266
Sale of Ordinary Shares ($13.10 per unit)	500,000	5.0	6,545	—	—	6,550
Stock to acquire mineral rights ($15.37 per share)	58,307	0.6	892	—	—	892
Stock options exercised ($9.12 per share)	555,244	5.6	5,057	—	—	5,063
Stock issued as note payment ($16.19 per share)	58,895	0.6	953	—	—	954
Stock ($13.34 per share) and options to consultants	204,655	2.0	3,561	—	—	3,563
Stock awards (net) ($12.95 per share)	88,819	0.9	1,149	—	—	1,150
Offering costs	—	—	(53)	—	—	(53)
Net loss and comprehensive loss	—	—	—	(8,654)	—	(8,654)

Balance, December 31, 2002	36,268,317	362.7	214,137	(72,769)	—	141,731
Stock options exercised ($9.77 per share)	317,220	3.2	3,096	—	—	3,099
Stock Warrants exercised ($12.92 per share)	60,000	0.6	775	—	—	775
Stock ($15.13 per share) and warrants to consultants	137,987	1.4	2,911	—	—	2,912
Stock awards (net) ($16.90 per share)	79,829	0.8	1,348	—	—	1,349
Stock issued as note payment ($14.53 per share)	11,287	0.1	164	—	—	164
Net loss and comprehensive loss	—	—	—	(6,044)	—	(6,044)

Balance, December 31, 2003	36,874,640	368.7	222,430	(78,813)	—	143,986
Stock options exercised ($11.03 per share)	159,700	1.6	1,760	—	—	1,762
Stock awards granted ($17.48 per share)	228,500	2.3	2,718	—	—	2,720
Stock to consultants ($19.64 per share)	23,681	0.2	465	—	—	465
Sale of Ordinary Shares net, ($21.02 per share)	10,393,276	103.9	208,508	—	—	208,612
Fair value of stock options granted	—	—	3,220	—	—	3,220
Stock option modification costs associated with retirement of the Chairman, a Board member and an employee	—	—	4,128	—	—	4,128
Unrealized gain on marketable equity securities	—	—	—	—	68	68
Net loss	—	—	—	(18,845)	—	(18,845)

Balance, December 31, 2004	47,679,797	$476.7	$443,229	$(97,658)	$68	$346,116

Continued

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Expressed in United States dollars)

(Continued)

	Common Stock				Accumulated Other Comprehensive income
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2004	47,679,797	$476.7	$443,229	$(97,658)	$68	$346,116
Stock options exercised ($9.37 per share)	31,118	0.3	292	—	—	292
Stock granted as compenstaion ($17.63 per share)	82,500	0.8	416	—	—	417
Stock compensation accrued	—	—	175	—	—	175
Fair value of stock options granted	—	—	2,381	—	—	2,381
Stock to consultants ($16.06 per share)	10,647	0.1	171	—	—	171
Stock to construct power line ($14.66 per share)	1,134,799	11.4	16,629	—	—	16,640
Shares issued to retire debt, ($15.59 per share)	1,490,029	14.9	23,220	—	—	23,235
Shares issued to purchase common stock of unrelated entity, ($15.58 per share)	16,000	0.2	249	—	—	249
Unrealized loss on marketable equity securities	—	—	—	—	(311)	(311)
Net loss	—	—	—	(67,038)	—	(67,038)

Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(164,696)	$(243)	$322,327

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

				For the period from December 22, 1994 (inception) through December 31, 2005
	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 12)	$(24,338)	$(9,218)	$(3,199)	$(106,877)

Cash flows from investing activities:
Purchase of available-for-sale investments	(635,950)	(459,534)	(3,349)	(1,193,192)
Sale of available-for-sale investments	811,990	175,989	1,398	1,063,952
Purchase of held-to-maturity investments	(5,466)	(226,295)	(4,245)	(239,207)
Sale of held-to-maturity investments	145,538	35,069	6,400	187,007
Purchase of restricted investments	(27,008)	(15,285)	—	(42,293)
Sale of restricted investments	14,776	—	—	14,776
Advance for construction of port facility	(2,000)	—	—	(2,000)
Advances to suppliers and contractors	(3,875)	—	—	(3,875)
Additions to property, plant, and equipment	(164,737)	(26,562)	(3,923)	(282,930)
Restricted cash to collateralize credit facility, letters of credit and interest payments	(135,036)	(2,308)	(800)	(138,144)

Net cash used in investing activities	(1,768)	(518,926)	(4,519)	(635,906)

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares (net of issuance costs of $0, $9,803 and $0 for 2005, 2004 and 2003 respectively)	16,640	208,612	—	423,563
Proceeds from issuance of convertible notes	—	339,987	—	339,987
Payment of debt issuance costs	(12,421)	(11,900)	—	(24,321)
Payment of notes and long term debt	(1,236)	(91)	—	(3,276)
Payment of derivative premiums (net)	(101)	—	—	(101)
Proceeds from exercise of stock options and warrants	292	1,762	3,875	11,739

Net cash provided by financing activities	3,174	538,370	3,875	747,591

Net increase (decrease) in cash and cash equivalents	(22,932)	10,226	(3,843)	4,808
Cash and cash equivalents, beginning of period	27,740	17,514	21,357	—

Cash and cash equivalents, end of period	$4,808	$27,740	$17,514	$4,808

Supplemental information:
Interest paid	$10,883	$2,859	$—	$13,742

Income taxes paid	$261	$—	$—	$261

Supplemental non-cash transactions: (See Note 12)

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.     Incorporation, Recapitalization and Operations

        Apex Silver Mines Limited ("Apex Silver" or the "Company") was formed under the laws of the Cayman Islands in March 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex Silver Mines LDC ("Apex LDC"). On April 15, 1996, holders of approximately 55% of the then-outstanding shares of Apex LDC elected to participate, effective as of the completion of a proposed private placement of shares of Apex Silver which was completed as of August 6, 1996, in a recapitalization effected by an exchange, on a one-for-one basis, of their shares in Apex LDC for identical equity instruments of Apex Silver (the "Recapitalization"). The balance of shareholders retained a direct ownership interest in Apex LDC. As a result of this recapitalization, Apex LDC became a majority-owned subsidiary of Apex Silver. The accompanying financial statements reflect the historical accounts of the Company's predecessor, Apex LDC. For purposes of the accompanying consolidated financial statements of Apex Silver, the Recapitalization has been given retroactive effect to the date of incorporation of Apex LDC, with the results of operations and equity attributable to the other ownership interests in Apex LDC being reflected in "minority interest in consolidated subsidiary". During subsequent years Apex Silver acquired the remaining interest in Apex LDC through equity transactions. Consequently, for purposes of these financial statements, Apex Silver is considered the successor to Apex LDC.

        The Company's principal activities are the exploration and development of mineral properties. The Company is currently an "exploration and development stage company" as it has not yet realized revenues from planned operations. Activities since inception have included acquisition of mineral interests, raising capital through debt and equity transactions and exploration and development activities. The Company is in the process of developing its San Cristobal property and evaluating certain of its other properties to determine the economic feasibility of bringing one or more of the properties into production.

        The Company conducts exploration activities in Central America and South America and currently holds interests in non-producing mineral properties in Bolivia, Mexico, Peru and Argentina.

2.     Summary of Significant Accounting Policies

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. The policies adopted, considered by management to be significant, are summarized as follows:

        a. Basis of consolidation

        These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and San Cristobal Transportadora de Electricidad S.A. ("SC TESA"), a variable interest entity consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R ("FIN 46R") (see Note 2n). All inter-company transactions and balances have been eliminated.

        b. Translation of foreign currencies

        Substantially all expenditures are made in United States dollars. Accordingly, the Company uses the United States dollar as its functional and reporting currency.

        c. Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        d. Restricted cash

        During the third quarter 2005 the company had placed $100.0 million in an escrow account to provide collateral for the required price protection program associated with the project finance facility. At December 31, 2005 the amount was recorded to restricted cash. The amount was released back to the Company upon the completion of customary conditions precedent, including the filing of liens on project assets and receipt of various consents and approvals in February 2006. In addition, the Company has certain commitments in the form of letters of credit that are collateralized by cash and/or highly liquid investments with maturities of three months or less when purchased. Such cash and investments are recorded to restricted cash and totaled $27.0 million at December 31, 2005, (see Note 13 with respect to letters of credit issued). Also at December 31, 2005 the Company had recorded to restricted cash $4.1 million to collateralize its discretionary metals trading program and $4.1 million to provide for certain contractual requirements related to port facilities in Chile being built for the shipment of concentrates from San Cristobal.

        e. Investments

        Available for Sale—Available for sale securities are recorded at market, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations. No impairments were recorded at December 31, 2005.

        Held to Maturity—Held to maturity investments are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Income is recorded based upon the current yield of the security. Any non-temporary impairment in value will be recorded in the statement of operations at the date of the impairment. No impairments were recorded at December 31, 2005.

        Restricted—At December 31, 2005 the Company had recorded a total of $79.9 million short and long-term held to maturity investments as restricted. At December 31, 2005, $69.0 million of these investments are held in escrow accounts to provide protection against possible over-runs on the San Cristobal development project per the requirements of the project finance facility. The remaining $10.9 million of investments are being held in escrow to provide the amounts necessary to pay interest payments on the 4.0% Convertible Senior Subordinated Notes through 2007, per the terms of certain of the notes.

        f. Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. Mineral properties include acquisition costs and property development costs. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

        Beginning September 1, 1997, all costs associated with the Company's San Cristobal project have been capitalized. As of December 31, 2005 and 2004 capitalized property and development costs related to the San Cristobal project amounted to approximately $349 million and $124 million respectively. Capitalized costs at San Cristobal include all direct costs associated with the project, certain interest, depreciation on assets being used to construct the project and other internally allocated costs directly associated with the advancement of the project.

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

        The Company records leases as a capital lease if at the lease inception it meets one or more of four criteria in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS No. 13"). The Company records capital leases as an asset and an obligation at the lesser of an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term or fair value of the leased asset. At December 31, 2005 the company recorded $14.9 million to mining equipment and a lease obligation of $12.3 million related to outstanding capital leases.

        h. Asset retirement obligations

        The Company records asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS No. 143, the fair value of a liability for an asset retirement obligation ("ARO") is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The reciprocal Asset Retirement Cost ("ARC") is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset. During the second half of 2005 the Company commenced certain activities at its San Cristobal property, primarily certain earth works and plant construction that will require future reclamation and closure expenditures. Prior to the second half of 2005 there were no activities that required an ARO provision. At December 31, 2005 the Company had recorded an ARO of $2.0 million (see Note 8).

        i. Asset impairment

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

        j. Deferred financing costs

        Costs incurred in connection with the issuance of the Company's Convertible Senior Subordinated Notes were deferred and amortized over ten years which corresponds to the call provision of the notes. During 2005 the Company amortized approximately $2.1 million of the deferred costs including the accelerated amortization of $0.9 million of deferred costs related to the early retirement of a portion of the Company's Convertible Senior Subordinated Notes. At December 31, 2005 the unamortized balance of deferred financing costs related to the Company's Convertible Senior Subordinated Notes was approximately $9.2 million.

        In addition the Company recorded $12.4 million of deferred financing costs related to the project finance facility for the San Cristobal project which was signed in December 2005. The Company will amortize the deferred financing costs over the life of the facility. No amortized deferred financing costs were incurred during 2005 (see Note 17).

        k. Stock compensation

        Prior to 2004 the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. No stock-based employee compensation related to stock options was reflected in net loss for periods prior to 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Other stock based compensation reflected in net loss for periods prior to 2004 was recorded in accordance with APB No. 25.

        Effective January 1, 2004 the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS No. 148"). The Company recognized stock based compensation costs of $3.0 million and $10.1 million for the years ended December 31, 2005 and 2004 respectively (see Note 11). Approximately $0.7 million and $1.4 million of the costs for the years ended December 31, 2005 and 2004 respectively were related to compensation paid to employees directly working on the San Cristobal project and were capitalized, with the remaining costs charged to expense.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"), which revised FAS No. 123, and superseded APB Opinion 25. FAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which services are provide in exchange for such award. The SEC has approved a new rule that for public companies delays the effective date of FAS No. 123R. Under the SEC's rule, FAS No. 123R is now effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 (the period ended March 31, 2006 for the Company). The Company does not believe the adoption of FAS No. 123R will have a material effect on its financial position or results of operations.

        As provided for under FAS No. 148, the following tables illustrate the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation for the year ended December 31, 2003:

December 31, 2003
Net loss as reported	$(6,044)
Add back: stock based compensation recognized in net loss reported, net of tax effect	1,038
Total stock based compensation expense determined under fair value based method for all awards, net of tax effect	(3,866)

Pro forma net loss	$(8,872)

Net loss per ordinary share basic and diluted:
As reported	$(0.17)

Pro forma	$(0.24)

        For purposes of calculating the fair value of options, volatility for the three years presented is based on the historical volatility of the Company's Ordinary Shares. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Weighted average risk-free interest rate	4.15%	2.95%	2.50%
Weighted average volatility	43.64%	44.90%	42.80%
Expected dividend yield	—	—	—
Weighted average expected life (in years)	3.85	3.89	2.93

        l. Net earnings (loss) per Ordinary Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) available to holders of Ordinary Shares by the weighted average number of Ordinary Shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Ordinary Shares were exercised or converted into Ordinary Shares.

        Outstanding options to purchase 2,859,781, 2,437,071, and 2,151,926 Ordinary Shares were not included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 respectively, because to do so would have been antidilutive. Also, warrants to purchase

450,000, 450,000 and 100,000 Ordinary Shares for the years ended December 31, 2005, 2004 and 2003 respectively and notes convertible for 10,831,132 and 11,879,350 Ordinary Shares at December 31, 2005 and 2004 respectively were not included in the computation of diluted earnings per share at December 31, 2005 and 2004, because to do so would have been antidilutive. Therefore, basic loss per share is the same as dilutive loss per share.

        m. Derivative financial instruments

        The Company previously adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS Statement No. 133," which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Through December 31, 2005 the Company had not accounted for any transactions as hedge transactions under FAS No. 133. Therefore, all derivative financial instruments have been adjusted to market value at the end of each reporting period with the related change in value recorded to earnings. The Company in the future may apply hedge accounting as defined by FAS No. 133 to certain of its metals derivative positions.

        For fair value hedge transactions in which the Company hedges changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument are typically offset by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company hedges the variability of cash flows related to a variable-rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

        To arrive at fair value for its open derivative positions, the Company utilizes publicly available current and historical market data, including major commodities price indices such as the London Metals Exchange (LME) and COMEX, in combination with independent third party price projections to derive future forward metal prices. Many of the Company's open derivative positions expire on dates that are beyond the periods covered by the LME or COMEX indices, or expire in future periods covered by those indices with respect to which no trading activity has occurred. In these instances, where an active market does not exist, the Company relies on price projections provided by an independent third party employing statistical analysis as the best indication of fair value. The Company obtains advice from outside consultants knowledgeable in the valuation of commodities to derive the major assumptions used in the fair market value calculation, including discount rates, historical price trends and forward price projections. Open option positions are valued using the Schwartz one-factor model. As of December 31, 2005, the fair market value of the Company's open commodities derivatives position was a net negative $56.3 million (see Note 9).

        n. Variable Interest Entities

        In December 2003, the FASB issued Interpretation No. 46R "Variable Interest Entities" ("FIN 46R"), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities ("VIEs"). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs for periods ending after December 31, 2003. In April 2005 the Company entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. ("SC TESA"), a subsidiary of Ingelec, S.A., ("Ingelec") a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal Project from the Bolivian power grid. The Company has determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving the Company control of SC TESA, the Company is deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA beginning in April 2005. The consolidation of SC TESA results in the elimination of a $16.7 million note receivable from SC TESA and the recognition of $0.3 million of additional cash, $13.0 million of additional Property, Plant & Equipment, $1.5 million of additional value added tax recoverable and $1.8 million of additional prepaid costs at December 31, 2005 (see Notes 11 and 17).

        o. Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in stockholders' equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For 2005 and 2004 Comprehensive Loss included the change in the market value of available for sales securities and is reported on the Statements of Consolidated Operations and Comprehensive Loss. For 2003 comprehensive loss equaled net loss.

        p. Reclassifications

        Certain revisions in classification have been made to the 2004 and 2003 financial information to conform to the 2005 financial statements to ensure comparability.

        q. New Accounting Standards

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"), which clarifies that the term conditional asset retirement obligation, as used in FAS No. 143, refers to a legal obligation of an entity to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value. The Company has reviewed its asset retirement obligations and has determined that no conditional asset retirement obligations as defined in FIN No. 47 exist at December 31, 2005.

        During 2004, a committee of the Emerging Issues Task Force ("EITF") began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The FASB ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently in the development phase at its San Cristobal project and the Company's policy is to defer development costs until production commences. The Company is currently evaluating the impact the EITF consensus will have on the Company's financial position and results from operations once production commences.

3.     Investments

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months. Long-term investments include investments with maturities greater than twelve months.

        The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost and include government agency and corporate obligations. Available for sale investments are marked to market at each reporting period, with changes in value recorded as a component of other comprehensive income. If declines in value are deemed other than temporary, a charge is made to net loss for the period.

        The Company invests only in government and corporate securities rated "investment grade" or better. The following table summarizes the Company's investments at December 31, 2005 and 2004:

	December 31, 2005
	Cost	Market	Balance
	(in thousands)
Short-term:
Available for sale
Common stock	$434	$686	$686
Bond funds	3,381	2,885	2,885
Auction rate securities	127,426	127,426	127,426

Total available for sale	131,241	130,997	130,997
Held to maturity
Corporate notes	1,003	998	1,003

Total held to maturity	1,003	998	1,003

Total short term	$132,244	$131,995	$132,000

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$14,950	$14,950	$14,950

Total available for sale	14,950	14,950	14,950
Held to maturity
Corporate notes	2,003	2,004	2,003
Government bonds	50,538	50,191	50,538

Total held to maturity	52,541	52,195	52,541

Total short term	$67,491	$67,145	$67,491

Long-term
Held to maturity
Government bonds	$12,392	$12,173	$12,392

	December 31, 2004
	Cost	Market	Balance
	(in thousands)
Short-term:
Available for sale
Common stock	$184	$374	$374
Bond funds	3,381	3,259	3,259
Auction rate securities	301,715	301,715	301,715

Total available for sale	305,280	305,348	305,348
Held to maturity
Government bonds	$95,152	$94,894	$95,152
Municipal bonds	3,036	3,034	3,036
Corporate notes	12,186	12,155	12,186
Euro bonds	3,903	3,913	$3,903

Total held to maturity	114,277	113,996	114,277

Total short term	$419,557	$419,344	$419,625

Long-Term:
Held to maturity
Government bonds	$73,938	$73,705	$73,938
Municipal bonds	1,503	1,503	1,503
Corporate notes	2,554	2,540	2,554

Total long term	$77,995	$77,748	$77,995

Restricted Investments:
Short-term
Held to maturity
Government bonds	$4,628	$4,622	$4,628

Long-term
Held to maturity
Government bonds	$10,657	$10,588	$10,657

        Quoted market prices at December 31, 2005 and 2004 respectively were used to determine the market values of the above investments.

        The Company liquidated approximately $34.0 million of investments, previously recorded as held to maturity, prior to their maturity dates as a requirement of the project finance facility and recognized a $0.2 million loss on the liquidation.

4.     Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Prepaid insurance	$824	$469
Accrued interest receivable	758	1,102
Prepaid consulting and contractor fees	3,874	1,932
Derivatives	—	916
Receivables, travel advances and other	118	283
Withholding taxes receivable	250	99

	$5,824	$4,801

        The prepaid consulting and contractor fees at December 31, 2005 and 2004 consist primarily of advance payments made to contractors for work being performed at the San Cristobal project.

5.     Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and related to the San Cristobal project as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia related to the San Cristobal project is expected to be recovered through production from the proven and probable reserves at the San Cristobal project which the Company is currently developing. At December 31, 2005, and 2004 the recoverable VAT recorded for Bolivia was $20.1 million and $6.4 million respectively.

        The Company has also incurred VAT in Bolivia mainly for various exploration projects other than the San Cristobal project that has been charged to expense as incurred because of the uncertainty of the recoverability. In addition, because the recoverability of VAT paid in countries other than Bolivia is uncertain, VAT paid outside Bolivia is charged to expense as incurred.

6.     Property, Plant and Equipment

        The components of property, plant, and equipment were as follows:

	December 31,
	2005	2004
	(in thousands)
Mineral properties	$117,103	$97,011
Construction in progress	232,288	27,052
Buildings	8,423	2,147
Mining equipment and machinery	10,127	2,863
Equipment under capital lease	14,928	—
Other furniture and equipment	1,966	1,263

	384,835	130,336
Less: Accumulated depreciation	(5,697)	(2,754)

	$379,138	$127,582

        Depreciation expense for the years ended December 31, 2005, 2004 and 2003 totaled $210,000, $55,000, and $36,000 respectively. For the years ended December 31, 2005, 2004 and 2003, depreciation associated with the San Cristobal project was capitalized in the amounts of $2.7 million, $0.4 million, and $0.5 million respectively.

        For the years ended December 31, 2005 and 2004 respectively, the Company recorded capitalized interest of $6.9 million and $2.5 million to the San Cristobal mineral property. The 2005 capitalized interest amount was related to the Convertible Senior Subordinated Notes and the equipment under capital lease. The 2004 capitalized interest amount was related to the Convertible Senior Subordinated Notes (see Note 7).

7.     Debt

        The Company's debt consists of the following:

	December 31, 2005		December 31, 2004
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$200,000
4.0% Convertible Senior Subordinated Notes due 2024	—	129,987	—	139,987
Capital lease obligations	2,270	10,034	—	—

	$2,270	$320,021	$—	$339,987

        During 2005 the Company repurchased $30.0 million of its Convertible Senior Subordinated Notes consisting of $20.0 million of the 2.875% Notes and $10.0 million of the 4.0% Notes. In exchange, the holder of the Notes received 1.49 million of the Company's Ordinary Shares valued at $23.2 million. The transaction represents an early extinguishment of debt and the Company recorded a $6.8 million gain to interest and other income. The Company also recorded to interest and other borrowing costs, the accelerated amortization of deferred issuance expense of $0.9 million related to the debt extinguishment. All of the Notes purchased in the transaction were cancelled.

        During 2005 the Company took delivery of certain leased mining equipment, to be used in stripping and future mine production, and recorded a capital lease resulting in a liability at December 31, 2005 of $12.3 million. During 2005 the Company made payments of $2.3 million related to the capital lease obligations and will be required to make additional payments of $2.3 million during each of 2006, 2007, 2008, $1.6 million during 2009, $1.0 million during 2010 and $2.9 million thereafter.

        Pursuant to the agreement related to the 4% Notes, the Company is required to maintain restricted investments to cover the payment of interest on the Notes for the first three years (see Note 3). The amount invested will at maturity equal the interest payments due. As of December 31, 2005, $10.9 million of restricted investments were designated for this purpose consisting of $5.5 million in investments classified as current, to cover interest payments due in 2006, and $5.4 million in investments classified as long-term to cover interest payments due in 2007. During February 2006, the Company increased the investments to cover the interest on the Notes by an additional $9.8 million per a requirement of the project finance facility.

        During December 2005 the Company entered into a $225 million project finance facility for completion of the development of its San Cristobal project. The facility, arranged and underwritten by BNP Paribas and Barclays Capital, was funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. The Company is required to pay a commitment fee on the un-drawn amount of the facility and interest is based on LIBOR plus a credit spread for the outstanding amounts drawn against the facility. Covenants related to the facility will require the company to maintain certain security interests, financial ratios, insurance coverage, minimum sales contracts and metal price protection contracts as well as other requirements. Initial borrowing under the facility occurred during February 2006 following satisfactory completion of customary conditions precedent, including the filing of liens on project assets and receipt of various consents and approvals (see Note 17).

8.     Asset Retirement Obligations

        The Company has developed an asset retirement plan for its San Cristobal project which is currently under construction and is expected to begin production in 2007. The plan includes estimated reclamation, remediation and closure requirements based on government requirements, World Bank financing requirements and the Company's policies. During the second half of 2005 the Company commenced certain activities at its San Cristobal project, primarily certain earthworks and plant construction, which fall within the scope of the asset retirement plan and as such will require future reclamation and closure expenditures. Prior to the second half of 2005 there were no activities that required future reclamation or closure expenditures.

        In accordance with FAS No. 143, the fair value of the ARO associated with the San Cristobal project was calculated by first estimating the undiscounted cash flows required to settle an estimated $10.4 million ARO obligation in future periods using an inflation rate of 1.5 percent and then discounting the future cash flows using the Company's credit-adjusted risk-free rate of 9.5 percent. The resulting $2.0 million obligation was recorded as a liability and added to the carrying value of property, plant and equipment in accordance with FAS No. 143.

        The following table reconciles the beginning and ending balance for the Company's asset retirement obligations (in thousands):

Balance December 31, 2004	$—
Additions, changes in estimates, and other	1,988
Liabilities settled	—
Accretion expense	15

Balance December 31, 2005	$2,003

9.     Sales Contracts and Derivative Instruments

        Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal. During the third quarter 2005, the Company entered into contracts utilizing forward sales, puts and calls to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead contracts than silver. These derivative positions represent approximately 3.5%, 12.6% and 14.7% of planned life-of-mine payable production of silver, zinc and lead, respectively. Non-cash mark-to-market gains and losses from the outstanding metal derivatives position may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The recent increases in the spot and forward prices for silver, zinc and lead have resulted in a $56.4 million non-cash mark-to-market loss for the year ended December 31, 2005. The loss did not have an impact on the Company's cash flows or cash position for the period. Further, while the actual financial impact of the required price protection program will not be known until the positions are closed on their future settlement dates, the Company does not intend to settle the open positions with cash prior to the settlement dates beginning in 2007. At that time previously recognized non-cash mark-to-market gains or losses will be offset against the market final settlement amount. In addition, should the increased metals price projections used to calculate the non-cash mark-to-market loss continue into the production phase of the San Cristobal project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows.

        In addition, the Company continues to invest in limited put and call options and other metals derivatives unrelated to the project financing requirements.

        The following table sets forth the Company's open contracts at December 31, 2005. The contracts will be settled based on monthly average prices for each metal in the period indicated.

	Current Maturity Date
	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands except prices)
Forward Contracts
Silver (ounces)		190	185	240	615
Average price		$7.30	$7.21	$7.13	$7.16
Zinc (pounds)	6,063	230,933	461,094	83,776	781,866
Average price	$0.45	$0.48	$0.48	$0.48	$0.48
Lead (pounds)	—	163,360	159,614	—	322,973
Average price	$—	$0.30	$0.29	$—	$0.30
Put Option Contracts Owned (net)
Silver (ounces)	—	700	2,360	6,040	9,100
Average price	$—	$5.36	$5.67	$5.87	$5.78
Zinc (pounds)	3,858	—	—	—	3,858
Average price	$0.68	$—	$—	$—	$0.68
Call Option Contracts Written
Silver (ounces)	2,120	2,200	6,760	840	11,920
Average price	$12.78	$8.56	$8.13	$9.26	$9.11
Zinc (pounds)	52,360	7,165	6,614	—	66,139
Average price	$0.80	$0.57	$0.57	$—	$0.75
Lead (pounds)	12,677	14,330	13,228	—	40,235
Average price	$0.55	$0.39	$0.39	$—	$0.44

        The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings in accordance with FAS No. 133. For the year ended December 31, 2005 the Company recorded non-cash mark to market losses of $56.4 million compared to non-cash mark-to-market gains of $0.8 million, and $0.7 million recorded for the years ended December 31, 2004 and 2003 respectively.

        To arrive at fair value for its open derivative positions, the Company utilizes publicly available current and historical market data, including major commodities price indices such as the LME and COMEX, in combination with independently derived third party projections to derive future forward metal prices. Many of the Company's open derivative positions expire on dates that are beyond the periods covered by the LME or COMEX indices, or expire in the future periods covered by those indices with respect to which no trading activity has occurred. In these instances, where an active market does not exist, the Company relies on price projections provided by an independent third party employing statistical analysis as the best indication of fair value. The Company obtains advice from outside consultants knowledgeable in the valuation of commodities to establish the major assumptions used in the fair value calculation, including discount rates, historical price trends and forward price projections. Open option positions are valued using the Schwartz one-factor model which is a recognized mean-reversion commodities pricing model that uses a single volatility factor. As of December 31, 2005, the fair value of the Company's open commodities derivatives position was a net negative $56.3 million.

        The following table sets forth the deferred fair value of the Company's open derivative positions at December 31, 2005 and 2004 and the change for the year ended December 31, 2005.

		Amount To Be Realized In
Valuation Technique	Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
		(in thousands)
Based on quoted prices in active markets:	12/31/2004	$916	$—	$—	$—	$916
	12/31/2005	$(5,652)	$—	$—	$—	$(5,652)

	2005 Change	$(6,568)	$—	$—	$—	$(6,568)
Based on Schwartz one-factor model and other valuation methods:	12/31/2004	$—	$—	$—	$—	$—
	12/31/2005	$—	$(25,785)	$(25,580)	$744	$(50,621)

	2005 Change	$—	$(25,785)	$(25,580)	$744	$(50,621)
Totals:	12/31/2004	$916	$—	$—	$—	$916
	12/31/2005	$(5,652)	$(25,785)	$(25,580)	$744	$(56,273)

	2005 Change	$(6,568)	$(25,785)	$(25,580)	$744	$(57,189)

        During 2004, the Company placed an order for certain long-lead equipment related to the San Cristobal Project that was denominated in Euros. To partially offset the potential deterioration of the U.S. dollar relative to the Euro, the Company entered into a foreign currency collar transaction utilizing puts and calls. At December 31, 2005 and 2004 the Company recognized mark-to-market gains (losses) related to the transaction of approximately ($0.9) million and $1.4 million respectively with a net realized gain of approximately $0.5 million. The Company may enter into foreign currency transactions from time to time such as when making purchases of long-lead material and equipment that will be settled in a currency other than U.S. dollars. At December 31, 2005 the Company did not have any foreign currency derivative positions.

10.   Income Taxes

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a tax jurisdictional basis. The Company and certain of its subsidiaries do not file income tax returns. The Cayman Islands currently does not impose any form of taxation. The Company's subsidiaries file

Bolivia, United States and certain other foreign country income tax returns. These tax returns and the amount of taxable income or loss reported are subject to examination by federal and local taxing authorities. The Company and subsidiaries have not generated taxable profits for 2005, 2004 and 2003, respectively, but have been liable for withholding taxes on investment income and inter-company fees in 2005.

        Income (loss) before income taxes consists of the following:

	The year ended December 31,
	2005	2004	2003
	(in thousands)
INCOME BEFORE INCOME TAXES:
Cayman Islands	$1,151	$(12,017)	$(3,489)
Bolivia	(14,521)	(2,860)	(1,142)
United States	142	(1,685)	(143)
Switzerland	(51,499)	—	—
Other International	(1,948)	(2,283)	(1,270)

	$(66,675)	$(18,845)	$(6,044)

        The Company's provision for income taxes consists of the following:

The year ended December 31,
	2005	2004	2003
(in thousands)
CURRENT TAXES:
Cayman Islands	$261	$—	$—
Bolivia	—	—	—
United States	118	—	—
Switzerland	—	—	—
Other International	—	—	—

	$379	$—	$—

DEFERRED TAXES:
Cayman Islands	$—	—	—
Bolivia	—	—	—
United States	—	—	—
Switzerland	—	—	—
Other International	—	—	—

	—	—	—

Total Income Tax Provision (Benefit)	$379	$—	$—

        A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the statements of operations is summarized below:

	For the year ended December 31,
	2005	2004
	(in thousands)
Tax provision (benefit) at Cayman Island statutory rate of 0%	$—	$—
Withholding taxes on investments earnings and intercompany fees	$379	$—
Other Adjustments:
Permanent differences	(56)	1
Non-includable investment gains (losses)	4,558	—
Rate differential on tax jurisdictions subject to tax	(8,994)	(2,013)
Change in valuation allowance	1,516	1,963
Adjustments to prior year taxes	3,055	49
Foreign statutory rate change	(85)	—
Other	6	—

Net income tax provision (benefit)	$379	$—

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31,
	2005	2004
	(in thousands)
Deferred Tax Assets:
Net operating tax loss carryforwards	$9,830	$8,302
Stock-based compensation	3,773	3,768
Property, plant and equipment	916	920
Other	6	7

Total deferred tax assets	14,525	12,997

Deferred Tax Liabilities:
Property, plant and equipment	118	—
Other	—	109

Total deferred tax liabilities	118	109

Net Deferred Tax Asset Before Valuation Allowance	$14,407	$12,888
Less: Valuation Allowance	$(14,407)	$(12,888)

Net Deferred Tax Asset	$—	$—

        At December 31, 2005, the Company had net operating loss carry-forwards in certain non-U.S. jurisdictions. Of these, $22.2 million of net operating losses in Bolivia have no expiration, and $6.3 million in other foreign jurisdictions will expire in future years through 2015. In the U.S., there are $6.1 million of net operating loss carry-forwards which will expire in future years through 2025.

        The valuation allowance for deferred tax assets of $14.4 million and $12.9 million at December 31, 2005 and 2004, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carry-forwards in various tax jurisdictions. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. The Company will continue to monitor Company-specific mining industry and worldwide economic factors and will reassess the likelihood that the Company's net operating loss carry-forwards and other deferred tax attributes will be utilized prior to their expiration.

11.   Stockholder's Equity

        Stock Option Plans—The Company has established a plan to issue share options and other awards of the Company's shares for officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards granted cannot exceed two million Ordinary Shares. Options granted and other awards under the Plan are not transferable unless otherwise provided for in a specific award agreement. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the first anniversary of the date of grant. Unexercised options expire typically ten years after the date of grant.

        The Company has established a share option plan for its non-employee directors (the "Director Plan"). Under the Director Plan, the total number of options granted cannot exceed five percent of the Company's outstanding shares. Pursuant to the Director Plan, non-employee directors receive (i) at the effective date of their initial election to the Company's board of directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the "AMEX") on such date, (ii) at the close of business of each annual meeting of the Company's shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company's Board of Directors, an option valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to the closing price of the Ordinary Shares on the AMEX on such date. Options granted under the Director Plan vest on the date of the grant and expire ten years after the date of the grant or three years after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

        A summary of the Company's stock options at December 31, 2005, 2004 and 2003 and changes during those years is presented in the following table:

	2005		2004		2003
Options	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share	Number of Shares	Average Price Per Share
Outstanding at beginning of period	2,437,071	$13.88	2,151,926	$12.75	1,963,891	$11.01
Granted during period	465,828	$16.90	444,845	$18.48	592,005	$16.69
Forfeited or expired during period	(12,000)	$13.50	—	$—	(86,750)	$11.08
Exercised during period	(31,118)	$9.37	(159,700)	$11.03	(317,220)	$9.84

Outstanding at end of period	2,859,781	$14.42	2,437,071	$13.88	2,151,926	$12.75

Exercisable at end of period	1,926,813	$13.02	1,511,735	$12.32	1,097,081	$11.22
Weighted average grant date fair value of options outstanding		$4.92		$5.32		$3.37
Weighted average remaining contractual life	6.4 years		7.7 years		7.8 years

        Outstanding options at December 31, 2005 ranged in exercise price from $7.00 to $22.54. Options granted during 2005, 2004 and 2003 ranged in exercise price from $11.54 to $18.94, $16.68 to $22.54 and $13.83 to $16.95 respectively. The weighted average fair value of options granted in 2005, 2004 and 2003 was $6.50, $7.11and $4.78 respectively. All options have been granted at market value on the date of grant.

        Of the outstanding options at December 31, 2005, 969,259 of the options, with an average exercise price of $12.01, will expire during the five year period ending December 31, 2010. The remaining 1,890,522 outstanding options, with an average exercise price of $15.66, will expire by December 8, 2015.

        During December 2005 the Company issued 76,500 Ordinary Shares under the Plan valued at $1.4 million to certain employees as retention incentives. The shares vest at the rate of 25% per year over a four year period. During 2005 and 2004 the Company also issued 25,000 and 68,000 Ordinary Shares, valued at $0.4 million and $1.3 million respectively, to several key employees as retention incentives. These shares vest over a four year period at the rate of 10% during the first year and 15%, 25% and 50% for the succeeding three years. The Company recognizes compensation costs over the vesting period of the shares. During 2005, 6,800 of the shares issued in 2004 vested. During 2005 and 2004 the Company recorded $379,000 and $44,000 to compensation costs related to the retention incentive share grants.

        During 2005 the Company entered into performance bonus agreements with certain employees whereby those employees may receive up to a total of 32,000 of the Company's Ordinary shares under the Plan, depending upon certain cost and startup parameters being met on the San Cristobal project. During 2005 the Company recognized $175,000 of compensation costs related to the agreements.

        In December 2004 and 2003, the Company issued 10,500 and 48,142 Ordinary Shares respectively under the Plan to employees as performance bonuses. The bonus shares vest two years from the date of grant. Costs of $175,000 and $725,000 were recorded in 2004 and 2003 respectively related to these issuances.

        Total compensation costs recognized for stock-based employee compensation awards, including amounts capitalized, were $2.9 million, $10.1 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2004 amount includes $4.1 million associated with the extension of the expiration dates of stock options previously granted to the retiring Chairman and a retiring employee and a $2.5 million new grant to the retiring Chairman.

        Warrants—At December 31, 2005, 450,000 warrants to purchase Ordinary Shares were outstanding. The warrants are exercisable at prices ranging from $12.92 to $20.79 with a weighted average exercise price of $19.29 and have expiration dates ranging from April 1, 2008 to September 27, 2009.

        Convertible Debt—In connection with the Convertible Senior Subordinated Notes, the Company may be required to issue up to 10,831,132 of its Ordinary Shares should the Note holders convert, per the terms of the notes, at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of $28.62 per Ordinary Share). The Notes are due in 2024.

        During 2005, the Company issued 1,490,029 of its Ordinary Shares, valued at $23.2 million to repurchased $30.0 million of its outstanding Convertible Senior Subordinated Notes consisting of $20.0 million of the 2.875% Notes and $10.0 million of the 4.0% Notes. The transaction represents an early extinguishment of debt and the Company recorded a $6.8 million gain related to the transaction. The Company also recorded to interest and other borrowing costs, the accelerated amortization of deferred issuance expense of $0.9 million related to the debt extinguishment. All of the Notes purchased in the transaction were cancelled (see Note 7).

        Common Stock Issuances—During 2005, the Company issued 1,134,799 of its Ordinary Shares, valued at $16.6 million, as the first three of four agreed upon advances to SC TESA for the construction of the power line to the San Cristobal Project. After the final advance is made in January 2006, the Company may be required to lend additional funds to SC TESA if the advances, plus accrued interest, do not total the maximum amount required to be advanced under the loan agreement of approximately $22.3 million. The advances will be repaid to the Company with interest through credits against operating costs. The Company has determined that SC TESA is a variable interest entity of which the Company is the primary beneficiary and consequently the financial statements of SC TESA are fully consolidated with the Company's financial statements for the 2005 periods presented (see Note 2n).

        In December 2005 the Company invested in Mariana Resources Limited an Australian based exploration company with properties in South America, exchanging 16,000 of the Company's Ordinary Shares valued at $249,000 for 1,689,000 common shares of Mariana also valued at $249,000. The Company acquired approximately 9% of the outstanding shares of Mariana.

        In 2005, 2004 and 2003, the Company issued 10,647, 23,681, and 137,987 Ordinary Shares to consultants and recorded costs of $0.2 million, $0.5 million and $2.9 million respectively.

12.   Cash Flow Information

        The following table reconciles net loss for the period to cash from operations:

				For the period from December 22, 1994 (inception) through December 31, 2005
	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(67,038)	$(18,845)	$(6,044)	$(164,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	210	55	36	1,396
Amortization of deferred financing costs	1,944	638	—	2,582
Accretion of asset retirement obligation	15	—	—	15
Amortization of premiums and discounts	69	—	—	69
Mark-to-market loss on derivative positions	56,417	491	—	56,908
Loss (gain) on Euro hedge	872	(1,406)	—	(534)
Gain on extingushment of debt	(6,765)	—	—	(6,765)
Minority interest in loss of consolidated subsidiary	34	—	—	(4,525)
Stock compensation	2,281	8,651	1,038	14,669
Shares issued in consideration for services	—	60	2,912	8,585
Shares issued to purchase mineral rights	—	—	—	1,799
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	344	(1,074)	109	(758)
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	1,592	(961)	(1,633)	(1,192)
Increase in value added tax recoverable (net)	(13,656)	(1,157)	(34)	(20,052)
Increase in accrued interest payable net of amounts capitalized	21	1,604	—	1,625
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(657)	2,735	365	3,569
Other increase (decrease)	(21)	(9)	52	428

Net cash used in operating activities	$(24,338)	$(9,218)	$(3,199)	$(106,877)

        The following table details supplemental non-cash transactions:

	For the years ended December 31,
	2005	2004	2003
	(in thousand except per share)
Capitalized stock based compensation costs	$693	$1,417	$311
Payment of debt with Ordinary Shares at an average of $15.59, $0.00 and $14.53 per share respectively	$23,235	$—	$164
Capitalized consulting services paid with Ordinary Shares at an average value of $16.06, $19.64 and $15.13 per share respectively	$171	$465	$2,912
Purchase of common stock of unrelated entity with Ordinary Shares at an average value of $15.58, $0.00 and $0.00 per share respectively	$249	$—	$—
Acrued interest expense capitalized	$1,646	$1,286	$—
Depreciation expense capitalized	$2,733	$412	$469
Offering costs incurred	$—	$21,703	$—
Initial measurement of asset retirement obligation	$1,988	$—	$—
Capital leases purchased with long term debt (net)	$13,539	$—	$—

13.   Commitments and Contingencies

        Leases—The Company has lease commitments as follows:

	2006	2007	2008	2009	2010
San Cristobal holding costs	$400,000	$400,000	$400,000	$400,000	$400,000
Corporate headquarters office lease	$374,000	$375,000	$378,000	$126,000	$—

        The Company is required to make mining patent lease payments to the Bolivian government to maintain its rights to the San Cristobal mining concessions. The Company has made such payments totaling approximately $360,000 per year for the years ending December 31, 2005, 2004 and 2003.

        The lease for the corporate headquarters office space expires in 2009. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $338,000, $271,000 and $215,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

        Letters of Credit—At December 31, 2005, the Company had outstanding irrevocable standby letters of credit related to the San Cristobal project in the aggregate amount of $27.0 million. The letters of credit include $23.0 million associated with the rail contract to transport metal concentrates to the port facilities, $2.0 million associated with the construction management contract and $2.0 million related to the planned port facilities. At December 31, 2005 the Company had deposited $27.0 million to collateralize the letters of credit and has recorded that amount to restricted cash. Per the terms of the letters of credit the required amounts may be reduced from time to time depending on certain circumstances. As such, during February 2006 the full $2.0 million related to the port facility was released back to the Company and the letter of credit related to the rail facility was reduced by $4.4 million.

        Escrow Amounts—The Company has placed $4.1 million in an escrow account to collateralize its discretionary metals trading program. In addition, the Company has placed $4.1 million in an escrow account to provide for certain requirements related to the development of the port facility for the San Cristobal Project. At December 31, 2005 the $8.2 million in these two escrow accounts were recorded as restricted cash.

        Project Financing—The terms and conditions of the project financing arrangement with Barclays Capital and BNP Paribas required the Company to deposit $100 million cash to collateralize certain pre-closing covenants and requirements related to the price protection program. The cash is to be released back to the Company upon meeting all of the conditions precedent to borrowing under the loan. At December 31, 2005 the $100.0 million collateral was recorded to restricted cash. In addition, per the terms of the financing arrangement the Company has placed $69.0 million of investments in an account to provide over-run funding for the San Cristobal project if necessary. The amounts in the account will be released upon certain project completion requirements being met or to fund over-runs. At December 31, 2005 the $69.0 million was recorded to short and long-term restricted investments.

        Capital Commitments—The Company has entered into agreements with certain service providers and placed orders for certain long-lead equipment and construction materials for its San Cristobal project resulting in open commitments totaling approximately $116.7 million at December 31, 2005. If the Company cancelled all of these agreements or orders at December 31, 2005, it would incur cancellation fees totaling approximately $18.0 million.

        Taxes—The Company is receiving certain tax and duty benefits on a portion of the equipment it is importing for its San Cristobal Project. The benefits are contingent upon fulfilling certain expenditure commitments within a specified period of time and returning certain equipment off shore within a specified period of time. Failing to comply with these commitments would obligate the Company to refund the benefits received.

        Other Contingencies—The Company has determined through an internal investigation that several senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials during 2003 and 2004 in connection with an inactive, early stage, exploration property that is not related to any of the Company's active exploration or development properties. The Company has contacted the U.S. Department of Justice ("DOJ") and U.S. Securities and Exchange Commission ("SEC") and reported the results of its internal investigation. The Company has been informed that the SEC has commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practice Act. The Company is cooperating fully with the SEC investigation and will cooperate with any investigation by the DOJ. The Company cannot predict with any certainty the final outcome of any investigations that may take place including any fines or penalties that may be imposed.

14.   Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, investments, receivables, VAT recoverable, accounts payable, other current liabilities, derivatives and long-term debt. Except for the VAT and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities.

        The estimated fair values of the Company's long-term financial instruments as measured on December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Value added tax recoverable	$20,074	$17,087	$6,396	$5,451
2.875% Convertible Senior Subordinated Notes due 2024	180,000	135,225	200,000	188,000
4.00% Convertible Senior Subordinated Notes due 2024	129,987	107,077	139,987	138,587

        The fair value of the VAT recoverable is estimated based on the expected timing of future cash flows and the Company's incremental borrowing rate of 4.5%. The fair value of the Convertible Senior Subordinated Notes is based on quoted market values.

15.   Segment Information

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS No. 131"). The Company's sole activity is exploration for and development of mineral properties containing silver and substantially all of the Company's long-lived assets are in Bolivia. The Company's other principal assets consist primarily of short-term, long-term and restricted investments held in US government and US corporate securities.

16.   Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2005, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share)
2005
Net loss for the period	$(4,853)	$(2,823)	$(12,096)	$(47,266)
Net loss per Ordinary Share—basic and diluted	$(0.10)	$(0.06)	$(0.25)	$(0.94)
2004
Net loss for the period	$(4,661)	$(3,166)	$(6,612)	$(4,406)
Net loss per Ordinary Share—basic and diluted	$(0.11)	$(0.07)	$(0.14)	$(0.09)
2003
Net loss for the period	$(1,693)	$(2,061)	$(955)	$(1,335)
Net loss per Ordinary Share—basic and diluted	$(0.05)	$(0.06)	$(0.03)	$(0.04)

        The fourth quarter 2005 loss includes a $48.8 million non-cash mark-to-market loss related to the metals derivative open positions.

        The third quarter 2004 loss includes a one-time $3.9 million non-cash compensation charge related to stock options granted to the retiring Chairman.

17.   Subsequent Events

        On January 16, 2006, the Company issued 369,033 of its Ordinary Shares, valued at $5.6 million, as the last of four agreed upon advances to SC TESA for the construction of the power line to the San Cristobal project. The Company had previously issued 1,134,799 of its Ordinary Shares, valued at $16.6 million, during 2005, to facilitate the first three advances to SC TESA (see Notes 2n and 11). The Company may be required to lend additional funds to SC TESA if the advances, plus accrued interest, do not total the maximum amount required to be advanced under the loan agreement of approximately $22.3 million. The advances will be repaid to the Company with interest through credits against charges for future delivery of power.

        In January and February 2006 the Company issued approximately 1.1 million Ordinary Shares valued at $17.1 million and $0.3 million of cash for unpaid interest to complete the purchase of $20.0 million principal amount of the Company's 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The Company canceled the notes purchased in the transaction.

        During February and March 2006, the Company borrowed $40.0 million under the $225 million project finance facility that closed during December 2005 (see Note 7). The initial borrowings under the facility occurred following the satisfactory completion of customary conditions precedent, including the filing of liens on project assets and receipt of various consents and approvals. The proceeds from the facility are restricted to development of the San Cristobal project.

        Upon completion of the project finance facility's customary conditions precedent during February 2006, the $100.0 million being held by the banks to collateralize the mandated metals price protection program was released to the Company. In turn, the Company deposited the $100.0 million along with an additional $84.0 million into an escrow account the use of which are restricted to development of the San Cristobal project per the terms of the facility.

QuickLinks

PART I
Location and Distribution of Exploration Properties
PART II
PART III
PART IV
EXHIBITS
SIGNATURES
APEX SILVER MINES LIMITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Expressed in United States dollars) (Continued)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Expressed in United States dollars) (Continued)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States dollars)
APEX SILVER MINES LIMITED An Exploration and Development Stage Company NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars)