Form 10-Q
period 2006-03-31
APEX SILVER MINES LTD
filed 2006-05-09
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER:

LARGE ACCELERATED FILER ☐   ACCELERATED FILER  ☒   NON-ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):  YES  ☐   NO  ☒

AT MAY 4, 2006, 58,408,400 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$9,318	$4,808
Restricted cash	46,624	135,182
Short term investments	1,076	132,000
Restricted investments	171,087	67,491
Prepaid expenses and other assets	10,185	5,824
Total current assets	238,290	345,305

Property, plant and equipment, net	445,606	379,138
Ore inventories	3,620	—
Deferred financing costs	20,603	21,604
Value added tax recoverable	26,063	20,052
Restricted investments	76,158	12,392
Other	2,068	2,020
Total assets	$812,408	$780,511

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$64,841	$74,487
Accrued interest payable	515	3,096
Derivatives	20,607	5,652
Current portion of long term debt	2,413	2,270
Total current liabilities	88,376	85,505
Long term debt	340,579	320,021
Derivatives	91,476	50,621
Asset retirement obligation	3,933	2,003
Total liabilities	524,364	458,150
Minority interest in subsidiaries	41	34
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 52,031,408 and 50,444,890 shares issued and outstanding at respective dates	520	504
Accumulated other comprehensive income (loss)	642	(243)
Additional paid in capital	512,110	486,762
Accumulated deficit during development stage	(225,269)	(164,696)
Total shareholders’ equity	288,003	322,327
Total liabilities and shareholders’ equity	$812,408	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended		For the Period from December 22, 1994 (inception)
	March 31,		through
	2006	2005	March 31, 2006
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(1,450)	$(1,326)	$(74,881)
Administrative	(5,313)	(3,929)	(75,171)
Losses on commodity derivatives	(58,979)	(374)	(114,429)
Gains (losses) on foreign currency derivatives and transactions	113	(618)	841
Other operating expense (1)	(48)	—	(62)
Amortization and depreciation	(95)	(16)	(1,491)
Total operating expenses	(65,772)	(6,263)	(265,193)

Other income and expenses:
Interest and other income	2,904	3,400	37,576
Gain on extinguishment of debt	2,875	—	9,640
Interest expense and other borrowing costs (2)	(519)	(1,990)	(11,441)
Total other income and expense	5,260	1,410	35,775
Loss before minority interest and income taxes	(60,512)	(4,853)	(229,418)
Income taxes	(54)	—	(433)
Minority interest in (income) loss of consolidated subsidiary	(7)	—	4,568
Net loss	$(60,573)	$(4,853)	$(225,283)
Other comprehensive income:
Unrealized gain (loss) on securities	$390	(135)	147
Reclassification for loss included in net income	495	—	495
Other comprehensive gain (loss)	885	(135)	642
Comprehensive loss	$(59,688)	$(4,988)	$(224,641)

Net loss per Ordinary Share – basic and diluted (3)	$(1.18)	$(0.10)

Weighted average Ordinary Shares outstanding	51,420,587	47,681,043

(1)    Other operating expense is all related to accretion expense associated with our asset retirement obligation at San Cristobal.

(2)    Interest expense and other borrowing costs are net of $4.3 million and $1.1 million capitalized for the three months ended March 31, 2006 and 2005 respectively, and $13.6 million capitalized for the inception to date period ended March 31, 2006. In addition, interest expense and other borrowing costs for the three months ended March 31, 2006 includes a $0.5 million write off of deferred issuance costs associated with the purchase of a portion of the Company’s convertible debt (see Note 7).

(3)    Diluted earnings per share were anti-dilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended		For the period from December 22, 1994 (inception)
	March 31,		Through
	2006	2005	March 31, 2006
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(12,111)	$(5,046)	$(119,089)
Cash flows from investing activities:
Purchase of available for sale investments	(34,000)	(147,625)	(1,227,192)
Sale of available for sale investments	84,191	165,315	1,148,143
Purchase of held-to-maturity investments	—	(17,524)	(239,207)
Sale of held-to-maturity investments	1,000	15,669	188,007
Purchase of restricted investments	(191,612)	—	(233,905)
Sale of restricted investments	104,869	1,868	119,645
Payment of derivative premiums, net	(3,168)	—	(3,168)
Advances for construction of port facility	—	—	(2,000)
Advances to suppliers and contractors	(3,405)	(4,090)	(7,280)
Restricted cash to collateralize credit facility, letters of credit and interest payments	88,568	108	(49,576)
Capitalized property, plant and equipment	(76,186)	(19,620)	(359,116)
Net cash used in investing activities	(29,743)	(5,899)	(665,649)

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares	5,728	—	429,291
Proceeds from issuance of convertible notes	—	—	339,987
Payment of debt issuance costs	(209)	—	(24,530)
Payments of notes payable and long term debt	(569)	—	(3,845)
Borrowings under project finance facility	40,000	—	40,000
Proceeds from exercise of stock options and warrants	1,414	91	13,153
Net cash provided by financing activities	46,364	91	794,056
Net increase (decrease) in cash and cash equivalents	4,510	(10,854)	9,318
Cash and cash equivalents - beginning of period	4,808	27,740	—
Cash and cash equivalents - end of period	$9,318	$16,886	$9,318

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2005 Annual Report on Form 10-K.

2.     Significant Accounting Policies

Effective January 1, 2006 the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The Company is currently evaluating whether it will adopt the short-cut method for calculating the pool of windfall tax benefits as allowed by Financial Accounting Standards Board (“FASB”) Statement of Position FAS No. 123R-3. The Company had previously adopted FAS No. 123 effective January 1, 2004. FAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Additionally, FAS No. 123R requires companies that did not previously include the effects of estimated forfeitures in the FAS No. 123 expenses they reported, to record a cumulative adjustment to the income statements presented in the period of adoption of FAS No. 123R in order to reflect the effect of the estimated forfeitures. The forfeiture rate used by the Company prior and subsequent to the adoption of FAS No. 123R has not changed and, therefore, the Company did not record a cumulative effect adjustment related to prior period estimated forfeitures. The adoption of FAS No. 123R did not have a material impact on the Company’s financial position or results of operations and is not expected to have a material impact in the future (see Note 10).

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus (EITF Issue No. 04-6) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The FASB ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005. In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts. In February 2006, the Company began mining significant amounts of oxide ore reserves at its San Cristobal project, which have been placed in stockpiles for future processing. The quantity and value of the minerals mined were sufficient to declare the start of ore production according to the EITF consensus. The Company has included the costs associated with the oxide ore production as long term inventory on its financial statements. The Company expects the mining of significant amounts of oxide ore to continue throughout the year, with the commencement of sulfide ore mining in the second half of the year.

The Company records costs related to productive activities as inventory held for sale in the ordinary course of business or work in process for such sale. Work-in-process inventories include ore produced and stockpiled for which further processing is necessary before a product is ready for sale. The Company uses the average cost method to assign costs to the units of ore stockpiled during the period. Inventories are carried at the lower of cost or the current net realizable value. If costs held in inventory exceed their net realizable value, the excess cost is recognized as a loss in the current period. Net realizable value reflects the gross realizable value (“estimated selling price”) reduced by estimated costs of completion and disposal as of the balance sheet date. Gross realizable value reflects the anticipated average realization that the inventory will generate when it is sold. Any inventory write-downs will not be reinstated in subsequent periods should the net realizable value increase.

New Accounting Standards

At a meeting held in March 2006 the EITF reached a tentative consensus (EITF Issue No. 05-1) that the issuance of equity securities to settle an instrument that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion (as opposed to an extinguishment) if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. The EITF concluded that if an instrument is deemed convertible at issuance, then a subsequent conversion of the instrument is in accordance with a “conversion privilege that existed at issuance” and is, therefore, outside the scope of APB Opinion No. 26, “Early Extinguishment of Debt.”  Therefore, the issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. If the instrument does not contain a substantive conversion feature at issuance, the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. EITF Issue No. 05-1 will become effective following its anticipated ratification scheduled for June 2006. The Company has previously accounted for two transactions involving the buy-back of its convertible debt as an extinguishment under APB Opinion No. 26. Ratification of EITF Issue No. 05-1 would require similar transactions to be accounted for prospectively as a conversion.

Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”) is effective for years beginning after December 15, 2005. FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The statement applies to voluntary changes as well as changes required by accounting pronouncements which do not otherwise provide specific transition provisions, requiring retrospective application to prior period’s financial statements where not impractical. FAS No. 154 did not have a material impact on the Company’s financial position or results of operations for the period and is not expected to have a material impact in the future.

3.     Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months. Long-term investments include investments with maturities greater than twelve months.

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost and include government agency and corporate obligations. Available for sale investments are marked to market at each reporting period with changes in value recorded as a component of other comprehensive income. If declines in value are deemed other than temporary, a charge is made to net loss for the period.

The Company generally records its investments as short term or long term based on the underlying maturity date of the investments held.  However, in certain instances the Company has been required to place investment funds in escrow where the restrictions on the use of such funds expire beyond the maturity dates of the underlying investments.  In this instance, where the expiration date of the restriction is greater than one year, the Company classifies the investment as long term.  At March 31, 2006 the Company had placed $70.4 million of investments in escrow to fund possible overruns of the Company’s San Cristobal Project as a requirement of the project finance facility.  The underlying investments in this escrow account have maturity dates of less than twelve months but the escrow account will not be released until after completion of the San Cristobal project, therefore, the Company has classified these investments as long term.  (See Note 11 for additional discussion of restricted investments)

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables, based on quoted market prices, summarizes the Company’s investments at March 31, 2006 and December 31, 2005:

March 31, 2006	Cost	Market	Balance
	(in Thousands)
Short-term
Available for sale
Common stock	$434	$1,076	$1,076
Total short term	$434	$1,076	$1,076

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$142,466	$142,466	$142,466
Total available for sale	142,466	142,466	142,466
Held to maturity
Corporate notes	3,285	3,275	3,285
Government bonds	25,336	25,183	25,336
Total held to maturity	28,621	28,461	28,621
Total short term	$171,087	$170,927	$171,087

Long-term
Available for sale
Auction rate securities	$18,334	$18,334	$18,334
Total available for sale	18,334	18,334	18,334
Held to maturity
Corporate notes	2,450	2,444	2,450
Government bonds	55,374	54,911	55,374
Total held to maturity	57,824	57,355	57,824
Total long term	$76,158	$75,689	$76,158

December 31, 2005	Cost	Market	Balance
	(in Thousands)
Short-term
Available for sale
Common stock	$434	$686	$686
Bond funds	3,381	2,885	2,885
Auction rate securities	127,426	127,426	127,426
Total available for sale	131,241	130,997	130,997
Held to maturity
Corporate notes	1,003	998	1,003
Total held to maturity	1,003	998	1,003
Total short term	$132,244	$131,995	$132,000

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$14,950	$14,950	$14,950
Total available for sale	14,950	14,950	14,950
Held to maturity
Corporate notes	2,003	2,004	2,003
Government bonds	50,538	50,191	50,538
Total held to maturity	52,541	52,195	52,541
Total short term	$67,491	$67,145	$67,491
Long-term
Held to maturity
Government bonds	$12,392	$12,173	$12,392

The Company liquidated approximately $12.0 million of investments, previously recorded as held to maturity, prior to their maturity dates as a requirement of the project finance facility and recognized a $0.1 million loss on the liquidation.

4.     Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Prepaid insurance	$1,451	$824
Prepaid bank fees	209	—
Accrued interest receivable	871	758
Prepaid consulting & contractor fees	7,258	3,874
Receivables, travel advances and other	146	118
Withholding taxes receivable	250	250
	$10,185	$5,824

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

5.     Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company is developing. At March 31, 2006 and December 31, 2005 the recoverable VAT recorded for Bolivia is $26.1 million and $20.1 million respectively.

In addition, the Company has incurred VAT related to various exploration activities outside of the San Cristobal project in Bolivia and other countries. Because of the uncertainty of the recoverability of these taxes they are charged to expense as incurred.

6.     Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Mineral properties	$117,041	$117,103
Construction in progress	297,500	232,288
Buildings	8,423	8,423
Mining equipment and machinery	11,505	10,127
Equipment under capital lease	16,199	14,928
Other furniture and equipment	1,873	1,966
	452,541	384,835
Less: Accumulated depreciation	(6,935)	(5,697)
	$445,606	$379,138

For the three month periods ended March 31, 2006 and 2005 the Company recorded depreciation expense of $95,000 and $16,000, respectively. Also, for the three month periods ended March 31, 2006 and 2005 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $1.1 million and $0.1 million respectively.

The March 31, 2006 and December 31, 2005 construction in progress balances contain $13.6 and $9.4 million of capitalized interest respectively.

7.     Debt

The Company’s debt consists of the following:

	March 31, 2006		December 31, 2005
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	129,987
Project finance facility	—	40,000
Capital lease obligations	2,413	10,592	2,270	10,034
	$2,413	$340,579	$2,270	$320,021

In December 2005 the Company closed on a $225 million project finance facility, arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. Borrowings from the facility are being used to complete the development of the Company’s San Cristobal Project. During the first quarter 2006 the Company borrowed $40.0 million under the facility. The Company is required to pay a commitment fee on the undrawn amount of the facility. Interest on the outstanding amounts drawn under the facility is based on LIBOR plus a credit spread for the outstanding amounts drawn against the facility. Covenants related to the facility require the Company to maintain certain security interests, financial ratios, insurance coverage, minimum sales contracts and metal price protection contracts as well as other requirements.

During the first quarter 2006 the Company placed in service $1.3 million of additional mining equipment to be used in stripping and future mine production, and recorded the transaction as a capital lease, resulting in total capital lease obligations of $13.0 million at March 31, 2006. During the first quarter 2006 the Company made payments of $0.6 million related to capital lease obligations and will be required to make additional payments of $1.8 million for the remainder of 2006, $2.4 million during each of 2007 and 2008, $1.8 million during 2009, $1.2 million during 2010 and $3.4 million thereafter.

During the first quarter 2006 the Company issued approximately 1.1 million Ordinary Shares valued at $17.1 million and $0.3 million of cash for unpaid interest to complete the purchase of $20.0 million principal amount of the Company’s 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The transaction resulted in the recognition of a $2.9 million gain on extinguishment of debt. The Company canceled the notes purchased in the transaction.

Pursuant to the agreement related to the 4% Notes and certain provisions of the project finance facility, the Company is required to maintain restricted investments to cover the payment of interest on all of the Notes through 2007. The amount invested will at maturity equal the interest payments due. As of March 31, 2006, $15.9 million of restricted investments were designated for this purpose including $9.6 million in investments classified as current and $6.3 million in investments classified as long-term.

8.     Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal. During the third quarter 2005, the Company entered into contracts utilizing forward sales, puts and calls to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead contracts than silver. These derivative positions represent approximately 3.5%, 12.6% and 14.7% of planned life-of-mine payable production of silver, zinc and lead, respectively. Non-cash mark-to-market gains and losses from these outstanding metal derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

In addition, the Company continues to make limited investments in shorter duration put and call options and other metals derivatives not required by the project financing. These derivative positions typically have settlement dates less than one year and management has the option to settle these positions in cash or roll them forward to a future date.

The recent increases in the spot and forward prices for silver, zinc and lead have resulted in a $59.0 million mark-to-market loss on the company’s derivative positions for the quarter ended March 31, 2006. The loss did not have a material impact on the Company’s cash flows or cash position for the period. Further, with respect to the required project financing derivative positions, the actual financial impact will not be known until the positions are closed on their future settlement dates. The Company does not intend to use cash to settle the open derivatives position relating to the project financing prior to the settlement dates beginning in 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses. In addition, should the increased metals price projections used to calculate the non-cash mark-to-market loss, with respect to the project financing derivative positions, continue into the production phase of the San Cristobal project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows.

The following table sets forth the Company’s open contracts at March 31, 2006. The contracts will be settled based on monthly average prices for each metal in the period indicated.

	Current Maturity Date
	Less Than	1 to 3	3 to 5
	1 Year	Years	Years	Thereafter	Total
	(in thousands except prices)
Forward Contracts
Silver (ounces)	40.0	190.0	185.0	240.0	655.0
Average price	$14.13	$7.30	$7.21	$7.13	$7.63

Zinc (pounds)	12,181	300,846	413,227	61,729	787,983
Average price	$1.10	$0.48	$0.48	$0.48	$0.49

Lead (pounds)	—	195,106	127,867	—	322,973
Average price	$—	$0.30	$0.29	$—	$0.30

Put Option Contracts Owned
Silver (ounces)	—	925	2,575	5,600	9,100
Average price	$—	$5.40	$5.69	$5.88	$5.81

Zinc (pounds)	27,558	—	—	—	27,558
Average price	$0.61	$—	$—	$—	$0.61

Lead (pounds)	—	2,205	—	—	2,205
Average price	$—	$0.50	$—	$—	$0.50

Call Option Contracts Written
Silver (ounces)	2,425	3,450	5,675	675	12,225
Average price	$14.91	$8.44	$8.14	$9.24	$9.63

Zinc (pounds)	34,723	8,818	4,960	—	48,502
Average price	$0.78	$0.57	$0.57	$—	$0.72

Lead (pounds)	14,606	17,637	9,921	—	42,163
Average price	$0.67	$0.39	$0.39	$—	$0.48

The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS

No. 133”). For the quarter ended March 31, 2006 the Company recorded a mark to market loss of $59.0 million compared to a mark-to-market loss of $0.4 million recorded for the quarter ended March 31, 2005.

To arrive at fair value for its open derivative positions, the Company utilizes publicly available current and historical market data, including major commodities price indices such as the LME and COMEX, in combination with independently derived third party projections to derive future forward metal prices. Many of the Company’s open derivative positions expire on dates that are beyond the periods covered by the LME or COMEX indices, or expire in the future periods covered by those indices with respect to which no trading activity has occurred. In these instances, where an active market does not exist, the Company uses price projections provided by an independent third party employing statistical analysis as the best indication of fair value. The Company obtains advice from outside consultants knowledgeable in the valuation of commodities to establish the major assumptions used in the fair value calculation, including discount rates, historical price trends and forward price projections.

Longer dated forward and option positions are valued using the Schwartz one-factor model which is a recognized mean-reversion commodities pricing model that uses a single volatility factor. Mean-reversion models assume that prices eventually revert to a longer-term historical price trend. Forward prices derived from the mean-reversion model are lower than current spot market prices due to the recent sharp run-up in prices witnessed during the past year. If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods. As of March 31, 2006, the fair value of the Company’s open commodities derivatives position was a net negative $112.1 million.

During the first three months of 2005 the Company incurred a mark-to-market loss of $0.6 million related to certain foreign currency derivative positions related to certain equipment being purchased for San Cristobal that was denominated in Euros. At March 31, 2006 the Company did not hold any foreign currency derivative positions.

The following table sets forth the realizable fair value of the Company’s open derivative positions at December 31, 2005 and the change for the quarter ended March 31, 2006.

		Amount To Be Realized In
		Less Than	2 to 3	4 to 5
Valuation Technique	Period Ended	1 Year	Years	Years	Thereafter	Total
		(in thousands)
Based on quoted prices in active markets:	12/31/2005	$(5,652)	$—	$—	$—	$(5,652)
	3/31/2006	$(20,607)	$—	$—	$—	$(20,607)
	2006 Change	$(14,955)	$—	$—	$—	$(14,955)
Based on Schwartz one-factor model and other valuation methods:	12/31/2005	$—	$(25,785)	$(25,580)	$744	$(50,621)
	3/31/2006	$—	$(54,666)	$(35,740)	$(1,070)	$(91,476)
	2006 Change	$—	$(28,881)	$(10,160)	$(1,814)	$(40,855)

Totals:	12/31/2005	$(5,652)	$(25,785)	$(25,580)	$744	$(56,273)
	3/31/2006	$(20,607)	$(54,666)	$(35,740)	$(1,070)	$(112,083)
	2006 Change	$(14,955)	$(28,881)	$(10,160)	$(1,814)	$(55,810)

9.     Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristobal Project which is currently under construction and is expected to begin producing in 2007. The plan includes estimated reclamation, remediation and closure requirements based on government requirements, World Bank financing requirements and the Company’s policies. Beginning in the third quarter 2005 the Company has been conducting activities at its San Cristobal Property including earthworks and plant construction that fall within the scope of the asset retirement plan and as such will require future reclamation and closure expenditures.

Per the guidance of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”), the fair value of the asset retirement obligation (“ARO”) associated with the San Cristobal Project is calculated by first estimating the cash flows required to settle an estimated $21.3 million ARO obligation in future periods using an inflation rate of 1.6 percent and then discounting the future cash flows using the Company’s credit-adjusted risk-free rate of 9.8 percent.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance at December 31, 2005	$2,003

Additions	1,882
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	48

Balance at March 31, 2006	$3,933

10.  Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity during the first three months of 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	income	Equity
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(164,696)	$(243)	$322,327
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	2,832	—	45	—	—	45
Stock compensation accrued.	—	—	1,052	—	—	1,052
Stock options exercised ($13.09 per share)	108,000	1.1	1,413	—	—	1,414
Stock granted as compensation ($19.30 per share)	20,000	0.2	—	—	—	—
Unrealized gain on marketable equity securities	—	—	—	—	885	885
Net loss	—	—	—	(60,573)	—	(60,573)
Balance, March 31, 2006	52,031,408	$520.3	$512,110	$(225,269)	$642	$288,003

Ordinary Share Issuances – During January 2006, the Company issued 369,033 of its Ordinary Shares, valued at $5.7 million, as the last of four agreed upon advances to SC TESA for the construction of the power line to the San Cristobal project. The Company had previously issued 1,134,799 of its Ordinary Shares, valued at $16.6 million, during 2005, as the first three advances to SC TESA. Excess proceeds of $0.1 million received by SC TESA from the sale of the shares will be added to the advances to be repaid to the Company with interest through credits against charges for future delivery of power.

In January and February 2006 the Company issued approximately 1.1 million Ordinary Shares valued at $17.1 million and $0.3 million of cash for unpaid interest to complete the purchase of $20.0 million principal amount of the Company’s 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The Company canceled the notes purchased in the transaction.

Stock Option Plans – The Company has established a plan to issue share options and other share awards for officers, employees, consultants and agents of the Company and its subsidiaries (the “Plan”).

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the first anniversary of the date of grant. Unexercised options expire typically ten years after the date of grant. The options and other awards provide for accelerated vesting if there is a change in control as defined in the Plan.

The Company has also established a share option plan for its non-employee directors (the “Director Plan”). Options granted under the Director Plan vest on the date of the grant and expire ten years after the date of the grant or three years after the date that a non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the entity’s stock. The Company uses historical data to estimate option exercise and employee termination within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding and is based on past experience and future estimates and includes data from both the Plan and the Directors Plan. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

For purposes of calculating the fair value of options, volatility for the periods presented is based on the historical volatility of the Company’s Ordinary Shares. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	43.8% - 44.5%	42.6%
Weighted average volatility	44.0%	42.6%
Expected dividend yield	—	—
Expected term (in years)	3.55	3.58
Risk-free rate	4.47%	3.62%

A summary of the Company’s stock options at March 31, 2006 and changes during the three months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	2,859,781	$14.42	6.4 Years	$4,232,476
Granted during period	32,644	$19.63	9.9 Years	$—
Forfeited or expired during period	(30,000)	$16.61		$(13,653)
Exercised during period	(108,000)	$13.09		$944,404
Outstanding at end of period	2,754,425	$14.51	6.2 Years	$25,450,887
Exercisable at end of period	1,926,249	$13.25	5.1 Years	$20,225,615
Expected to vest at the end of the Period	828,176	$17.43	8.7 Years	$5,234,072

During the three months ended March 31, 2006 and March 31, 2005, the Company granted equity awards with weighted average grant date fair values of $0.2 million and $0.4 million, respectively; options were exercised with total intrinsic values of $0.9 million and $0.1 million, respectively; and the total fair value of shares vested during those three months was $0.3 million and $0.0 million, respectively.

As of March 31, 2006, total unrecognized compensation cost related to the non-vested stock options granted pursuant to the Plan was $3.0 million which the Company expects will be recognized over a weighted average period of 1.0 year.

A summary of the status of the Company’s non-vested restricted stock grants at March 31, 2006 and changes during the three months then ended is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	173,200	$18.38
Granted during period	—	$—
Vested during period	(1,500)	$23.11
Forfeited during period	(3,000)	$16.03
Nonvested at end of period	168,700	$18.38

As of March 31, 2006, total unrecognized compensation cost related to the non-vested restricted shares granted pursuant to the Plan was $2.3 million. The Company expects that the total unrecognized cost will be recognized over a weighted-average period of 1.2 years.

During 2005 the Company granted stock-based performance bonuses under the Plan, related to certain budget targets and completion date targets for the San Cristobal Project. The following table summarizes the stock-based performance bonus plan at March 31, 2006 and changes during the first three months of 2006:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	32,000	$15.41
Granted during period	—	$—
Vested during period	—	$—
Forfeited during period	(6,000)	$16.25
Nonvested at end of period	26,000	$15.21

As of March 31, 2006, total unrecognized compensation cost related to the non-vested performance bonuses granted pursuant to the Plan was $0.2 million. The Company expects that the total unrecognized cost will be recognized over a weighted-average period of 1.3 years.

Total compensation costs recognized for all stock-based employee compensation awards, including amounts capitalized, were $0.7 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

11.  Commitments and Contingencies

Letters of Credit – At March 31, 2006, the Company had outstanding irrevocable standby letters of credit related to the San Cristobal Project in the aggregate amount of $21.7 million. The letters of credit include $18.6 million associated with the rail contract to transport metal concentrates to the port facilities, $2.0 million associated with the construction management contract and $1.1 million associated with the power line construction. At March 31, 2006 the Company had deposited $20.6 million to collateralize certain of the letters of credit and has recorded that amount to restricted cash. Per the terms of the letters of credit the required amounts may be reduced from time to time depending on certain circumstances.

Escrow Amounts – At March 31, 2006 the Company had placed $6.8 million in an escrow account to collateralize its discretionary metals trading program. In addition, the Company has placed $4.0 million in an escrow account to provide for certain requirements related to the development of the port facility for the San Cristobal Project. At March 31, 2006 the $8.2 million in these two escrow accounts was recorded as restricted cash.

Project Financing – Per the terms and conditions of the San Cristobal Project finance facility the Company was required to deposit cash and investments in a fund the use of which is restricted to the development of the San Cristobal Project. At March 31, 2006 the remaining balance in the account was $176.1 million which was recorded to restricted cash and restricted investments. In addition, per the terms of the project finance facility the Company has placed $70.4 million of investments in an account to provide over-run funding for the San Cristobal project if necessary. At March 31, 2006 the amounts were recorded to restricted cash and restricted investments and will be released upon certain project completion requirements being met or to fund over-runs should they occur.

Capital Commitments – The Company has entered into agreements with certain service providers and placed orders for certain long-lead equipment and construction materials for its San Cristobal project resulting in open commitments totaling approximately $118.3 million at March 31, 2006. If the Company had cancelled all of these agreements or orders at March 31, 2006, it would have incurred cancellation fees totaling approximately $21.4 million.

Taxes – The Company is receiving certain tax and duty benefits on a portion of the equipment it is importing for its San Cristobal Project. The benefits are contingent upon fulfilling certain expenditure commitments within a specified period of time and returning certain equipment off shore within a specified period of time. Failing to comply with these commitments would obligate the Company to refund all or a portion of the benefits received.

Other Contingencies – The Company reported in its 10-K filing for the period ended December 31, 2005 that it had concluded an internal investigation regarding impermissible payments made to government official by several senior employees of one of its South American subsidiaries during 2003 and 2004. The Company reported at that time that the SEC had commenced an investigation with respect to these matters including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC investigation and will cooperate with any investigation by the U. S. Department of Justice. We cannot predict with any certainty at this time the final outcome of any investigations that may take place including any fines or penalties that may be imposed.

12.  Foreign Currency

Losses on foreign currency derivatives and translation consist of the following:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Loss on Euro derivatives	$—	$(618)
Gain on re-measurment of monetary assets denominated in other that US dollars	$113	$—
Total	$113	$(618)

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivianos.

The loss on the Euro derivatives during 2005 is related to the marking to market of open Euro derivative positions held by the Company related to certain capital equipment being purchased for San Cristobal in which the price was denominated in Euros. The Company held no such derivative positions at March 31, 2006.

13.  Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Supplemental disclosure:
Interest paid	$5,477	$5,208

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$1,145	$143
Interest expense capitalized	$4,296	$1,104
Accrued interest capitalized	$483	$201
Stock issued as compensation to consultants	$45	$63
Mark-to-market loss on derivatives	$55,811	$374
Accrued property plant & equipment	$(10,721)	$17,876
Capitalized leases	$1,270	$—
Stock issued to purchase debt	$17,125	$—

During the first quarter 2006 the Company had entered into certain capital leases that resulted in non-cash increases to property, plant and equipment and long term debt of $1.3 million.

14.  Subsequent Events

During April 2006 the Company completed the registered offering of 6,375,000 of its Ordinary Shares at $24.45 per share ($23.70 per share net of commissions) pursuant to its shelf registration statement. The Company intends to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of its portfolio of exploration properties and for other general corporate purposes.

During April 2006 the Company borrowed an additional $20 million against the $225 million project finance facility, bringing to $60 million the total borrowings against the facility. The funds are restricted to the development of the San Cristobal Project.

Item 2:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three month period ended March 31, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on
Form 10-K for the period ended December 31, 2005.

Apex Silver is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development of our San Cristobal Project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

During the first quarter of 2006 we continued to make significant progress on the construction of our San Cristobal Project in Bolivia with expenditures of approximately $76 million on equipment procurement, plant construction, infrastructure development, engineering and other costs. Significant progress was made on construction of the primary crusher and the associated conveyor system, the installation of mills, concrete work and power line construction during the quarter. At March 31, 2006 the project was estimated to be approximately 54% completed and is continuing to track within budget and on time. We anticipate commencement of production at the project in the third quarter of 2007.

We began mining oxide ores at the San Cristobal Project during the first quarter 2006. At March 31, 2006 we had stockpiled approximately 700,000 tonnes of work-in-process ore inventories recorded at a cost of $3.6 million. Work-in-process inventories include ore produced and stockpiled for which further processing is necessary before a product is ready for sale. We are scheduled to begin processing work-in-process ore inventories to a salable product during the third quarter of 2007.

During the quarter ended March 31, 2006 we issued approximately 1.1 million Ordinary Shares valued at $17.1 million and $0.3 million of cash for unpaid interest to complete the purchase of $20.0 million principal amount of our 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The transaction resulted in the recognition of a $2.9 million gain on extinguishment of debt. The Company canceled the notes purchased in the transaction.

During the first quarter of 2006 we initiated borrowing under the $225 million San Cristobal project finance facility that we closed during December 2005. At March 31, 2006 we had borrowed $40.0 million under the facility. During April 2006 we borrowed an additional $20 million against the facility, bringing to $60 million the total borrowings against the facility.

During April 2006 we completed the sale of 6,375,000 of our Ordinary Shares at $24.45 per share ($23.70 per share net of commissions). We intend to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of our portfolio of exploration properties and for other general corporate purposes. With this additional available funding we are formulating plans to accelerate the evaluation of our current exploration portfolio and the expansion of new exploration opportunities.

During the quarter ended March 31, 2006 we recorded mark-to-market losses related to our metals derivative open positions in the amount of $59.0 million. The open metals positions are primarily related to the project finance facility requirement to provide price protection for a portion of our planned production of metals from San Cristobal. In addition, the Company continues to make limited investments in shorter duration put and call options and other metals derivatives not required by the project financing. The recent increases in the spot and forward prices for silver, zinc and lead resulted in the mark-to-market loss for the quarter. The loss did not have a material impact on our cash flows or cash position for the period. Further, while the final financial impact of the required price protection program will not be known until the positions are closed on their future settlement dates, we do not intend to settle the open positions with cash prior to the settlement dates beginning in 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized mark-to-market gains or losses. In addition, should the increased metals price projections used to calculate the mark-to-market loss continue into the production phase of the San Cristobal Project, the increased revenue from sales of unhedged metals would generate a significant benefit to future earnings and cash flows. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), based on spot prices, forward prices and quoted option volatilities. If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods.

At March 31, 2006 we have open contractual commitments of approximately $118.3 million related to contractor agreements and material and equipment orders associated with the construction of our San Cristobal Project. During the remainder of the year we expect to spend approximately $240 million on the above commitments as well as on other San Cristobal Project construction and development. In addition, for the remainder of the year we expect to spend approximately $10 million on general corporate costs and we will be required to make interest payments of approximately $4 million on our outstanding debt. Our current plans call for expenditures of approximately $7 million on exploration efforts for the remainder of the year. However, with the additional available funding from the sale of Ordinary Shares discussed above, we are formulating plans to accelerate the evaluation of our current exploration portfolio and the expansion of new exploration opportunities which will likely increase the current estimate.

With the installation of the new government in Bolivia we continue to monitor the political uncertainties that may affect our San Cristobal Project. Newly elected Bolivian President Evo Morales who took office in January 2006 has issued a decree nationalizing the country’s hydrocarbon industry. To date, there have been no formal proposals by the Bolivian government to nationalize the mining industry but it is possible that the government may alter its current policies with respect to the mining industry in the future.

Results of Operations – Three Months Ended March 31, 2006

Exploration. Exploration expense was $1.5 million for the first quarter 2006 compared to $1.3 million for the first quarter 2005. Exploration expense is incurred primarily in Bolivia, Peru, Argentina and Mexico with additional expenditures in Argentina during the first quarter of 2006.

Administrative. Administrative expense was $5.3 million for the first quarter 2006, compared to $3.9 million for the first quarter of 2005. The increase in administrative expense during 2006 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal Project and certain legal fees and other costs associated with the investigation of a possible violation of the Foreign Corrupt Practices Act as previously reported.

Gains and Losses - Commodity Derivatives. For the quarter ended March 31, 2006 we recorded mark-to-market losses related to our metals derivative open positions in the amount of $59.0 million compared to a mark-to-market loss of $0.4 million on our open positions for the quarter ended March 31, 2005. The 2006 loss is the result of the mark-to-market valuation of our open metals positions at March 31, 2006 primarily related to the project finance facility requirement to provide price protection for a portion of our planned production of metals from San Cristobal. The recent increases in the spot and forward prices for silver, zinc and lead resulted in the $59.0 million mark-to-market loss for the year. The loss did not have a material impact on our cash flows or cash position for the period. Our open metals derivative position for the quarter ended March 31, 2005 was substantially smaller prior to the lending requirements as reflected in the smaller non-cash mark-to-market loss. (See “Overview” for additional discussion of the first quarter 2006 mark-to-market derivative loss)

Interest and other income. Interest and other income was $2.9 million for the first quarter 2006 compared to $3.4 million recorded during the first quarter 2005. The 2006 decrease is primarily the result of less interest earned because of lower average aggregate cash, cash equivalent and investment balances held during 2006 as compared to the same period of 2005. The lower average aggregate cash, cash equivalent and investment balances are primarily the result of the investment we made over the year in the development of our San Cristobal Project. Interest and other income for the first quarter 2006 includes a $0.4 million loss on certain held to maturity investments that were liquidated prior to their maturity dates as a requirement of the project financing facility.

Interest expense and other borrowing costs. Interest and other borrowing costs were $0.5 and $2.0 million, net of approximately $4.3 and $0.7 million capitalized, for the first quarter of 2006 and 2005, respectively. The 2006 interest expense includes a $0.5 million write off of deferred issuance costs related to the extinguishment of debt. The interest expense for 2006 is primarily related to the Convertible Senior Subordinated Notes Due 2004 and the project finance facility while the 2005 interest expense is primarily related to the Convertible Senior Subordinated Notes Due 2004.

Income Taxes. For the quarter ended March 31, 2006 we recorded approximately $0.1 million of income tax expense related to withholding taxes on certain services we provided to one of our Bolivian subsidiaries. No such taxes were incurred during the quarter ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006 our aggregate cash, restricted cash, short and long term investments and restricted investments totaled $304.3 million compared to an aggregate of $351.9 million in cash, restricted cash, short and long term investments and restricted investments at December 31, 2005. The amounts held at March 31, 2006 include $9.3 million in cash and cash equivalents, $1.1 million in short term investments, $46.6 million of cash that has been restricted to collateralize outstanding letters of credit, the discretionary metals hedge position and certain obligations related to the project finance facility and $247.2 million of short and long term investments composed of $231.3 million that is restricted to fund development and possible over runs at our San Cristobal Project and $15.9 million that at maturity will provide the amounts necessary to pay interest through September 2007 on the 4.0% Convertible Senior Subordinated Notes Due 2024.

As of March 31, 2006, we had cash and cash equivalents of $9.3 million, compared to $4.8 million at December 31, 2005. The increase in our cash balance at March 31, 2006 is the result of a net decrease in restricted cash of $88.6 million, $40.0 million of borrowings against the project finance facility, $5.7 million of net proceeds from the sale of Ordinary Shares to fund the power line construction and $1.4 million of proceeds from employee stock options exercised, all partially offset by $76.1 million invested in property, plant and equipment related to the development of the San Cristobal Project, $12.1 million used to fund operations, property holding costs and administrative costs, net of interest and other income, the net purchase of $35.5 million of investments, $3.2 million of net premiums paid to acquire derivatives related to our hedge position, $3.4 million paid to suppliers and contractors related to our San Cristobal Project, $0.2 million paid to the banks related to the credit facility and payments on long term debt (capital lease payments) of $0.6 million.

Our estimate for the total amount of project funding required for the San Cristobal Project from January 1, 2004 through the beginning of production in 2007 is approximately $600 million. This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant-dollar escalation and contingencies. The estimate excludes $22 million advanced through the issuance of Ordinary Shares to the company constructing the power line, $6 million advanced to or escrowed for the company constructing the port facilities and $27 million of working capital. Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. Including the power line and port advances, we spent approximately $206 million on the Project during 2004 and 2005 and $76 million during the first quarter 2006. In addition to the amounts above, we expect to incur interest and other financing costs related to the project finance facility of approximately $30 million.

During April 2006 we completed the sale of 6,375,000 of our Ordinary Shares at $24.45 per share ($23.70 per share net of commissions). We intend to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of our portfolio of exploration properties and for other general corporate purposes.

For the remaining nine months of 2006, we expect to spend about $240 million on the San Cristobal Project including the purchase of equipment, construction materials, payments to contractors and other development costs already accrued or to be incurred during the year. Funds for this purpose will be provided by liquidating a portion of our restricted investments set aside for this purpose and drawing on additional funds from the project financing. In addition, for the remaining nine months of 2006 we expect to spend approximately $10 million on general corporate costs and approximately $4 million on interest payments. Our current plans call for expenditures of approximately $7 million on exploration efforts for the remainder of the year. With the additional available funding from the sale of Ordinary Shares discussed above, we are formulating plans to accelerate the evaluation of our current exploration portfolio and the expansion of new exploration opportunities that will likely increase our 2006 exploration expenditures. We plan to fund these project, operating and financing cash expenditures from our existing cash and investment balances and from interest and other income.

Significant Accounting Policies

During 2006 we have adopted and/or implemented the following new accounting policies:

Effective January 1, 2006 the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The Company is currently evaluating whether it will adopt the short-cut method for calculating the pool of windfall tax benefits as allowed by Financial Accounting Standards Board (“FASB”) Statement of Position FAS No. 123R-3. The Company had previously adopted FAS No. 123 effective January 1, 2004. FAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Additionally, FAS No. 123R requires companies that did not previously include the effects of estimated forfeitures in the FAS No. 123 expenses they reported, to record a cumulative adjustment to the income statements presented in the period of adoption of FAS No. 123R in order to reflect the effect of the estimated forfeitures. The forfeiture rate used by the Company prior and subsequent to the adoption of FAS No. 123R has not changed and, therefore, the Company did not record a cumulative effect adjustment related to prior period estimated forfeitures. The adoption of FAS No. 123R did not have a material impact on the Company’s financial position or results of operations and is not expected to have a material impact in the future (see Note 10).

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The FASB ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005. In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts. In February 2006, the company began mining significant amounts of oxide ore reserves at its San Cristobal project, which have been placed in stockpiles for future processing. The quantity and value of the minerals mined were sufficient to declare the start of production according to the EITF consensus. The Company has included the costs associated with the oxide ore production as long term inventory on its financial statements. The Company expects the mining of significant amounts of oxide material to continue throughout the year, with the commencement of sulfide ore mining in the second half of the year.

New and Recent Accounting Developments

At a meeting held in March, 2006 the EITF reached a tentative consensus on EITF Issue No. 05-1 that the issuance of equity securities to settle an instrument that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion (as opposed to an extinguishment) if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. The EITF concluded that if an instrument is deemed convertible at issuance, then a subsequent conversion of the instrument is in accordance with a “conversion privilege that existed at issuance” and is, therefore, outside the scope of APB Opinion No. 26, Early Extinguishment of Debt. Therefore, the issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. If the instrument does not contain a substantive conversion feature at issuance, then the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. EITF Issue No. 05-1 will become effective following its anticipated ratification scheduled for June 2006. The Company has previously accounted for two transactions involving the buy-back of its convertible debt as an extinguishment under APB Opinion No. 26. Ratification of EITF Issue No. 05-1 would require similar transactions to be accounted for prospectively as a conversion.

Effective for years beginning after December 15, 2005 the Company has adopted Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”). FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The statement applies to voluntary changes as well as changes required by accounting pronouncements which do not otherwise provide specific transition provisions, requiring retrospective application to prior period’s financial statements where not impractical. FAS No. 154 did not have a material impact on the Company’s financial position or results of operations for the period and is not expected to have a material impact in the future.

Contractual Obligations

We have entered into agreements with certain service providers and placed orders for certain equipment and construction materials for our San Cristobal Project resulting in commitments totaling approximately $118.3 million at March 31, 2006. If we had cancelled all of these agreements or orders at March 31, 2006, we would have incurred cancellation fees totaling approximately $21.4 million.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, capital and other costs, funding and timing; the timing of completion of San Cristobal construction, start-up and commencement of operations; spending during 2006; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•      worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

•      political unrest and economic instability in Bolivia including the communities located near the San Cristobal Project and other countries in which we conduct business;

•      future actions of the Bolivian government with respect to nationalization of gas and other natural resources;

•      Changes in the mining policies of the Bolivian government;

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

•      uncertainties regarding future changes in applicable law or implementation of existing law, including Bolivian laws related to tax, mining, environmental matters and exploration; and

•      the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2005.

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

To complete the project financing for San Cristobal, we were required to hedge a portion of our planned production from San Cristobal. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We recorded a non-cash mark-to-market trading loss for the three months ended March 31, 2006 of approximately $59.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

We reported in our 10-K filing for the period ended December 31, 2005 that the SEC has commenced an investigation into possible violations of the Foreign Corrupt Practices Act by one of our South American subsidiaries following our voluntary report to the SEC and Department of Justice of the results of our internal investigation.

Item 1A. Risk Factors

Other than as set forth below, there were no material changes from the risk factors as previously discussed in our Form 10-K for the year ended December 31, 2005.

Our San Cristobal Project may be adversely affected by changes in government policies toward the mining industry.

On May 1, 2006, President Evo Morales of Bolivia, who took office in January 2006, signed a decree which effectively nationalized Bolivia’s hydrocarbon industry, ordering the country’s armed forces to take control of all companies involved in the production, transport, refining or distribution of oil and gas.  Although the previous owners of the companies have been permitted to continue operating, the nationalization decree provides that most revenues derived from the production and sale of hydrocarbons in Bolivia will be the property of the government.  President Morales and others in his administration have made public statements regarding their desire to exert greater state control over all natural resource production in Bolivia, including mining.

To date, there have been no formal proposals to nationalize the mining industry.   The government may, however, alter its current policies with respect to the mining industry.  If the San Cristobal Project were nationalized, we might be unable to recover any significant portion of our investment in the project.  The government could also substantially increase mining taxes or require significant royalty payments, which could have a material adverse effect on the profitability of the San Cristobal Project.   If  as a result of changes in government policy, we did not complete construction of the San Cristobal Project, we could have substantial liabilities in connection with our hedge positions.  We do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Bolivia.  The banks, other than CAF, do, however maintain political risk insurance to cover their loan and hedge position exposures.  Amounts payable with respect to such insurance would be payable directly to the lenders or hedge counterparties and would not cover any portion of our investment in the project.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006 we issued 1,086,653 Ordinary Shares, exempt from registration pursuant to section 3(a) (9) of the U. S. Securities Act of 1933, as amended, to purchase for retirement $20,000,000 of convertible debt.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Underwriting agreement with Harris Nesbitt Corp. dated April 6, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date:	May 9, 2006	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	May 9, 2006	By:	\s\ Mark A. Lettes
Mark A. Lettes
Senior Vice President and Chief Financial Officer