Form 10-Q
period 2006-06-30
APEX SILVER MINES LTD
filed 2006-08-09
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER:

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON-ACCELERATED FILER ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):   YES ☐   NO ☒

AT AUGUST 3, 2006, 58,410,300 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$11,851	$4,808
Restricted cash	37,934	135,182
Short term investments	113,165	132,000
Restricted investments	144,061	67,491
Materials and supply inventory	3,495	—
Prepaid expenses and other assets	11,148	5,824
Total current assets	321,654	345,305

Property, plant and equipment, net	505,741	379,138
Ore inventories	8,909	—
Deferred financing costs	20,134	21,604
Value added tax recoverable	34,881	20,052
Restricted investments	77,258	12,392
Other	2,098	2,020
Total assets	$970,675	$780,511

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$56,060	$74,487
Accrued interest payable	3,267	3,096
Derivatives	13,845	5,652
Current portion of long term debt	2,708	2,270
Total current liabilities	75,880	85,505
Long term debt	382,275	320,021
Derivatives	130,265	50,621
Asset retirement obligation	4,936	2,003
Total liabilities	593,356	458,150
Minority interest in subsidiaries	41	34
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,406,400 and 50,444,890 shares issued and outstanding at respective dates	584	504
Accumulated other comprehensive income (loss)	719	(243)
Additional paid in capital	664,679	486,762
Accumulated deficit during development stage	(288,704)	(164,696)
Total shareholders’ equity	377,278	322,327
Total liabilities and shareholders’ equity	$970,675	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended		Six Months Ended		For the Period from December 22, 1994 (inception)
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(1,557)	$(1,435)	$(3,007)	$(2,761)	$(76,438)
Administrative	(5,686)	(4,917)	(10,999)	(8,846)	(80,857)
Gain (loss) on commodity derivatives	(61,076)	2,430	(120,055)	2,056	(175,505)
Gains (loss) on foreign currency derivatives and transactions	123	(666)	236	(1,284)	964
Other operating expense (1)	(94)	—	(142)	—	(142)
Amortization and depreciation	(101)	(17)	(196)	(33)	(1,592)
Total operating expenses	(68,391)	(4,605)	(134,163)	(10,868)	(333,570)
Other income and expenses:
Interest and other income	5,264	3,643	8,168	7,043	42,840
Gain on extinguishment of debt	—	—	2,875	—	9,640
Interest expense and other borrowing costs (2)	(255)	(1,872)	(774)	(3,862)	(11,696)
Total other income and expense	5,009	1,771	10,269	3,181	40,784
Loss before minority interest and income taxes	(63,382)	(2,834)	(123,894)	(7,687)	(292,786)
Income taxes	(53)	—	(107)	—	(486)
Minority interest in (income) loss of consolidated subsidiary	—	11	(7)	11	4,568
Net loss	$(63,435)	$(2,823)	$(124,008)	$(7,676)	$(288,704)
Other comprehensive income:
Unrealized gain (loss) on securities	$77	$(22)	$467	$(157)	$224
Reclassification for loss on securities included in net income	—	—	495	—	495
Other comprehensive gain (loss)	77	(22)	962	(157)	719
Comprehensive loss	$(63,358)	$(2,845)	$(123,046)	$(7,833)	$(287,985)
Net loss per Ordinary Share – basic and diluted (3)	$(1.10)	$(0.06)	$(2.28)	$(0.16)
Weighted average Ordinary Shares outstanding	57,551,214	47,983,111	54,483,319	47,831,454

(1)             Other operating expense is accretion expense associated with our asset retirement obligation at San Cristobal.

(2)             Interest expense and other borrowing costs are net of $6.4 million and $11.0 million capitalized for the three and six month periods ended June 30, 2006, respectively and $1.4 million and $2.5 million for the three and six month periods ended June 30, 2005, respectively and $20.3 million for the inception to date period ended June 30, 2006.

(3)             Diluted earnings per share were anti-dilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Six Months Ended		For the period from December 22, 1994 (inception)
	June 30,		through
	2006	2005	June 30, 2006
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(33,780)	$(9,935)	$(140,657)
Cash flows from investing activities:
Purchase of available for sale investments	(188,212)	(330,112)	(1,381,404)
Sale of available for sale investments	126,388	408,165	1,190,340
Purchase of held-to-maturity investments	—	(17,524)	(239,207)
Sale of held-to-maturity investments	1,003	89,702	188,010
Purchase of available for sale restricted investments	(226,080)	—	(241,030)
Sale of available for sale restricted investments	181,900	—	181,900
Purchase of held-to-maturity restricted investments	(46,862)	—	(74,205)
Sale of held-to-maturity restricted investments	30,819	1,868	45,595
Payment of derivative premiums & settlements, net	(32,219)	—	(32,320)
Advances for construction of port facility	—	—	(2,000)
Advances to suppliers and contractors	(4,089)	(1,296)	(7,964)
Release from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	97,247	(96,892)	(40,897)
Capitalized property, plant and equipment	(135,903)	(55,733)	(418,833)
Net cash used in investing activities	(196,008)	(1,822)	(832,015)
Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares net of offering costs of $4.8 million	156,795	5,343	580,358
Proceeds from issuance of convertible notes	—	—	339,987
Payment of debt issuance costs	(209)	(3,375)	(24,530)
Payments of notes payable and long term debt	(1,204)	—	(4,480)
Borrowings under project finance facility	80,000	—	80,000
Proceeds from exercise of stock options and warrants	1,449	91	13,188
Net cash provided by financing activities	236,831	2,059	984,523
Net increase (decrease) in cash and cash equivalents	7,043	(9,698)	11,851
Cash and cash equivalents - beginning of period	4,808	27,740	—
Cash and cash equivalents - end of period	$11,851	$18,042	$11,851

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

2.              Significant Accounting Policies

Effective January 1, 2006 the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised Statement of Financial Accounting Standards No. 123,  “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The Company is currently evaluating whether it will adopt the short-cut method for calculating the pool of windfall tax benefits as allowed by Financial Accounting Standards Board (“FASB”) Statement of Position FAS No. 123R-3. The Company had previously adopted FAS No. 123 effective January 1, 2004. FAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for the award.  Additionally, FAS No. 123R requires companies that did not previously include the effects of estimated forfeitures in the FAS No. 123 expenses they reported, to record a cumulative adjustment to the income statements presented in the period of adoption of FAS No. 123R in order to reflect the effect of the estimated forfeitures.  The forfeiture rate used by the Company prior and subsequent to the adoption of FAS No. 123R has not changed and, therefore, the Company did not record a cumulative effect adjustment related to prior period estimated forfeitures. The adoption of FAS No. 123R did not have a material impact on the Company’s financial position or results of operations and is not expected to have a material impact in the future (see Note 10).

During March 2005, a committee of the Emerging Issues Task Force (“EITF”) reached a consensus (EITF Issue No. 04-6) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred.  The FASB ratified the EITF consensus.  The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005.  In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts.  During the first quarter 2006, the Company began mining significant amounts of oxide ore reserves at its San Cristobal project, which have been placed in stockpiles for future processing.  The quantity and value of the minerals mined were sufficient to declare the start of ore production according to the EITF consensus.  The Company has included the costs associated with the oxide ore production as ore inventories on its financial statements.  The Company expects the mining and stockpiling of significant amounts of oxide ore to continue throughout the year, with the commencement of sulfide ore mining and stockpiling in the third quarter of the year.

The Company records costs related to production activities as inventory held for sale in the ordinary course of business or work in process for such sale.  Work-in-process inventories include ore produced and stockpiled for which further processing is necessary before a product is ready for sale.  The Company uses the average cost method to assign costs to the units of ore stockpiled during the period.  Inventories are carried at the lower of cost or the current net realizable value.  If costs held in inventory exceed their net realizable value, the excess cost is recognized as a loss in the current period.  Net realizable value reflects the gross realizable value (“estimated selling price”) reduced by estimated costs of completion and disposal as of the balance sheet date.  Gross realizable value reflects the anticipated average realization that the inventory will generate when it is sold.

New Accounting Standards

In March 2006 the EITF reached a tentative consensus (EITF Issue No. 05-1) that the issuance of equity securities to settle an instrument that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion (as opposed to an extinguishment) if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option.  The EITF concluded that if an instrument is deemed convertible at issuance, then a subsequent conversion of the instrument is in accordance with a “conversion privilege that existed at issuance” and is, therefore, outside the scope of APB Opinion No. 26, “Early Extinguishment of Debt.”  Therefore, the issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment.  If the instrument does not contain a substantive conversion feature at issuance, the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment.  EITF Issue No. 05-1 became effective for interim or annual reporting periods beginning after June 28, 2006, following its ratification during June 2006. The Company previously accounted for two transactions involving the buy-back of its convertible debt as an extinguishment under APB Opinion No. 26.  Ratification of EITF Issue No. 05-1 will require similar future transactions to be accounted for as conversions.

Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”) is effective for years beginning after December 15, 2005.   FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  The statement applies to voluntary changes as well as changes required by accounting pronouncements which do not otherwise provide specific transition provisions, requiring retrospective application to prior period’s financial statements where practical.  FAS No. 154 did not have a material impact on the Company’s financial position or results of operations for the period and is not expected to have a material impact in the future.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 but does not believe it will have a material impact on its financial position or results of operations.

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

The Company generally records its investments as short term or long term based on the underlying maturity date of the investments held.  However, in certain instances the Company has been required to place investment funds in escrow where the restrictions on the use of such funds expire beyond the maturity dates of the underlying investments.  In this instance, where the expiration date of the restriction is greater than one year, the Company classifies the investment as long term.  At June 30, 2006, as required by the project financing facility, the Company placed $71.1 million of investments in escrow to fund possible overruns of the San Cristobal Project.  The underlying investments in this escrow account have maturity dates of less than twelve months, however, because the escrow account will not be released until after completion of the San Cristobal project, the Company classified these investments as long term. (See Note 11 for additional discussion of restricted investments)

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables, based on quoted market prices, summarizes the Company’s investments at June 30, 2006 and December 31, 2005:

June 30, 2006	Cost	Market	Balance
	(in Thousands)
Short-term investments
Available for sale
Auction rate securities	$111,500	$111,500	$111,500
Common stock	946	1,665	1,665
Total short term	$112,446	$113,165	$113,165
Restricted Investments:
Short-term
Available for sale
Auction rate securities	$115,880	$115,880	$115,880
Total available for sale	115,880	115,880	115,880
Held to maturity
Corporate notes	2,242	2,239	2,242
Government bonds	25,939	25,822	25,939
Total held to maturity	28,181	28,061	28,181
Total short term	$144,061	$143,941	$144,061
Long-term
Available for sale
Auction rate securities	$23,400	$23,400	$23,400
Total available for sale	23,400	23,400	23,400
Held to maturity
Corporate notes	3,559	3,550	3,559
Government bonds	50,299	49,974	50,299
Total held to maturity	53,858	53,524	53,858
Total long term	$77,258	$76,924	$77,258

December 31, 2005	Cost	Market	Balance
	(in Thousands)
Short-term investments
Available for sale
Common stock	$434	$686	$686
Bond funds	3,381	2,885	2,885
Auction rate securities	127,426	127,426	127,426
Total available for sale	131,241	130,997	130,997
Held to maturity
Corporate notes	1,003	998	1,003
Total held to maturity	1,003	998	1,003
Total short term	$132,244	$131,995	$132,000
Restricted Investments:
Short-term
Available for sale
Auction rate securities	$14,950	$14,950	$14,950
Total available for sale	14,950	14,950	14,950
Held to maturity
Corporate notes	2,003	2,004	2,003
Government bonds	50,538	50,191	50,538
Total held to maturity	52,541	52,195	52,541
Total short term	$67,491	$67,145	$67,491
Long-term
Held to maturity
Government bonds	$12,392	$12,173	$12,392

To fulfill the requirements of the San Cristobal project finance facility the Company liquidated prior to their maturity dates approximately $34.0 million of investments in the fourth quarter of 2005 and $12.0 million of investments in the first quarter of 2006, which were previously recorded as held-to-maturity (“HTM”) securities.  The Company recognized a $0.2 million and $0.1 million loss on the liquidation for the fourth quarter of 2005 and first quarter of 2006, respectively.  The liquidation was necessitated by the terms of the project finance facility which required the Company to transfer substantially all of its cash and/or investments to collateral accounts to restrict funds necessary to complete the San Cristobal project.  Certain covenants related to the project finance facility restricted the maturity dates of investments held in the collateral accounts to less than one year. A portion of the Company’s HTM portfolio had maturity dates slightly beyond the one year limitation. As a result, prior to transferring the securities to the project finance collateral accounts, those HTM securities with maturities greater than one year were liquidated and reinvested in instruments with maturities less than one year.  During the full year 2005 and for the six month period ended June 30, 2006 the Company recorded as an investing cash inflow an additional $126.3 million and $19.8 million respectively related to HTM securities that matured on their maturity dates.  The Company believes the project financing requirements which caused the Company to liquidate a portion of its HTM investments prior to their maturity dates represent an isolated, unanticipated event that does not change the Company’s ability or intent to hold its remaining HTM investments until their maturity dates.

4.   Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Prepaid insurance	$538	$824
Prepaid bank fees	146	-
Accrued interest receivable	1,652	758
Prepaid consulting & contractor fees	7,953	3,874
Receivables, travel advances and other	419	118
Withholding taxes receivable	440	250
	$11,148	$5,824

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

5.   Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia as a recoverable asset.  Current Bolivian tax law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company is developing.  Future changes to Bolivian tax law should they occur, could have an adverse effect on the Company’s ability to recover these taxes.  At June 30, 2006 and December 31, 2005 the recoverable VAT recorded for Bolivia is $34.9 million and $20.1 million, respectively.

In addition, the Company incurred VAT related to various exploration activities outside of the San Cristobal project in Bolivia and other countries. Because of the uncertainty of the recoverability of these taxes they are charged to expense as incurred.

6.   Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Mineral properties	$117,072	$117,103
Construction in progress	351,995	232,288
Buildings	10,667	8,423
Mining equipment and machinery	12,595	10,127
Equipment under capital lease	18,824	14,928
Other furniture and equipment	2,910	1,966
	514,063	384,835
Less: Accumulated depreciation	(8,322)	(5,697)
	$505,741	$379,138

For the six month periods ended June 30, 2006 and 2005 the Company recorded depreciation expense of $196,000 and $33,000, respectively.  Also, for the six month periods ended June 30, 2006 and 2005 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $2.4 million and $0.6 million respectively.

The June 30, 2006 and December 31, 2005 construction in progress balances include $20.3 and $9.4 million of capitalized interest respectively.

7.   Debt

The Company’s debt consists of the following:

	June 30, 2006		December 31, 2005
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	129,987
Project finance facility	—	80,000
Capital lease obligations	2,708	12,288	2,270	10,034
	$2,708	$382,275	$2,270	$320,021

In December 2005 the Company closed on a $225 million project finance facility, arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America.  Borrowings from the facility are being used to complete the development of the Company’s San Cristobal Project. During the six months ended June 30, 2006 the Company borrowed $80.0 million under the facility. The Company is required to pay a 1.0% annual commitment fee on the undrawn amount of the facility.  Interest on the outstanding amounts drawn under the facility is based on LIBOR plus a credit spread.  Covenants related to the facility require the Company to maintain certain security interests, financial ratios, insurance coverage, minimum sales contracts and metal price protection contracts as well as other requirements.

During the six months ended June 30, 2006 the Company placed in service $3.9 million of additional mining equipment to be used in stripping and future mine production, and recorded the transaction as a capital lease, resulting in total capital lease obligations of $15.0 million. During the six months ended June 30, 2006 the Company made payments of $1.4 million related to capital lease obligations and will be required to make additional payments of $1.4 million for the remainder of 2006, $2.7 million during each of 2007 and 2008, $2.1 million during 2009, $1.4 million during 2010 and $4.7 million thereafter.

During the six months ended June 30, 2006 the Company issued approximately 1.1 million Ordinary Shares valued at $17.1 million and $0.3 million of cash for unpaid interest to complete the purchase of $20.0 million principal amount of the Company’s 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The transaction resulted in the recognition of a $2.9 million gain on extinguishment of debt.  The Company canceled the notes purchased in the transaction.

Pursuant to the agreement related to the 4% Notes and certain provisions of the project finance facility, the Company is required to maintain restricted investments to cover the payment of interest on the Notes through 2007.  The amount invested will at maturity equal the interest payments due.  As of June 30, 2006, $16.1 million of restricted investments were designated for this purpose, including $9.8 million in investments classified as current and $6.3 million in investments classified as long-term.

8.   Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility require the Company to provide price protection for a portion of its planned production of metals from San Cristobal.  During the third quarter 2005, the Company entered into contracts utilizing forward sales, puts and calls to comply with these covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead contracts than silver.

Non-cash mark-to-market gains and losses from these outstanding metal derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

In addition, the Company made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing facility.  These discretionary derivative positions typically have settlement dates less than one year and management has the option to settle these positions in cash or roll them forward to a future date. During the second quarter of 2006, the Company made $29.1 million of net cash payments to settle the majority of these discretionary derivative contracts. The remaining liability for these discretionary derivative positions on a mark-to-market basis as of June 30, 2006 was $13.8 million. Subsequent to June 30, 2006 the Company has taken steps to cap a significant portion of the exposure on the remaining discretionary derivatives by purchasing offsetting positions.

The Company recorded losses of $61.1 million and $120.1 million related to its total derivative position for the quarter and six month periods ended June 30, 2006 respectively.  The losses are the result of the recent increases in the spot and forward prices for silver, zinc and lead. The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates.  The Company does not intend to use cash to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates beginning in 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

The following table sets forth the Company’s open contracts at June 30, 2006.  The contracts with open maturity dates of less than one year represent the discretionary derivatives while those with maturities greater than one year are all related to the requirements of the project financing.

	Current Maturity Date
	Year 1	Years 2 and 3	Years 3 and 4	Thereafter	Total
Forward Contracts
Silver (000 ounces)	—	230	185	200	615
Average price (per ounce)	$—	$7.27	$7.21	$7.13	$7.21

Zinc (000 pounds)	—	370,757	365,357	39,683	775,797
Average price (per pound)	$—	$0.48	$0.48	$0.48	$0.48

Lead (000 pounds)	—	226,850	96,120	—	322,970
Average price (per pound)	$—	$0.30	$0.29	$—	$0.30

Put Option Contracts Owned
Silver (000 ounces)	—	1,150	2,790	5,160	9,100
Average price (per ounce)	$—	$5.43	$5.71	$5.89	$5.78

Zinc (000 pounds)	24,251	—	—	—	24,251
Average price (per pound)	$0.57	$—	$—	$—	$0.57

Call Option Contracts Written
Silver (000 ounces)	1,285	4,700	4,590	510	11,085
Average price (per ounce)	$15.24	$8.38	$8.16	$9.21	$9.12

Zinc (000 pounds)	17,086	10,472	3,307	—	30,864
Average price (per pound)	$0.88	$0.57	$0.57	$—	$0.74

Lead (000 pounds)	4,409	20,944	6,614	—	31,967
Average price (per pound)	$0.70	$0.39	$0.39	$—	$0.43

The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  For the quarter and year to date periods ended June 30, 2006 the Company recorded derivative losses of $60.1 million and $120.1 million respectively compared to derivative gains of $2.4 million and $2.1 million recorded for the quarter and year to date periods ended June 30, 2005.

To arrive at fair value for its open derivative positions, the Company utilizes publicly available current and historical market data, including major commodities price indices such as the LME and COMEX, in combination with independently derived third party projections to derive future forward metal prices.  Many of the Company’s open derivative positions expire on dates that are beyond the periods covered by the LME or COMEX indices, or expire in the future periods covered by those indices with respect to which little or no trading activity has occurred.  In these instances, where an active market does not exist, the Company uses price projections provided by an independent third party employing statistical analysis as the best indication of fair value.  The Company obtains advice from outside consultants knowledgeable in the valuation of commodities to establish the major assumptions used in the fair value calculation, including discount rates, historical price trends and forward price projections.

Longer dated forward and option positions are valued using the Schwartz one-factor model which is a recognized mean-reversion commodities pricing model that uses a single volatility factor.  Mean-reversion models assume that prices eventually revert to a longer-term historical price trend.  Forward prices derived from the mean-reversion model are lower than current spot market prices due to the recent sharp increase in prices during the past year.  If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods.  As of June 30, 2006, the fair value of the Company’s open commodities derivatives position was a net negative $144.1 million.

During the six months ended June 30, 2005 the Company incurred a mark-to-market loss of $0.9 million with respect to certain foreign currency derivative positions related to certain equipment being purchased for San Cristobal that was denominated in Euros. At June 30, 2006 the Company did not hold any foreign currency derivative positions.

The following table sets forth the realizable fair value of the Company’s open derivative positions at December 31, 2005 and the change for the six months ended June 30, 2006.

		Amount To Be Realized In
Valuation Technique	Period Ended	Year 1	Years 2 & 3	Years 4 & 5	Thereafter	Total
		(in thousands)
Based on quoted prices in active markets:	12/31/2005	$(5,652)	$—	$—	$—	$(5,652)
	6/30/2006	$(13,845)	$—	$—	$—	$(13,845)
	2006 Change	$(8,193)	$—	$—	$—	$(8,193)
Based on Schwartz one-factor model and other valuation methods:	12/31/2005	$—	$(25,785)	$(25,580)	$744	$(50,621)
	6/30/2006	$—	$(92,671)	$(37,058)	$(536)	$(130,265)
	2006 Change	$—	$(66,886)	$(11,478)	$(1,280)	$(79,644)
Totals:	12/31/2005	$(5,652)	$(25,785)	$(25,580)	$744	$(56,273)
	6/30/2006	$(13,845)	$(92,671)	$(37,058)	$(536)	$(144,110)
	2006 Change	$(8,193)	$(66,886)	$(11,478)	$(1,280)	$(87,837)

9.   Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristobal Project which is currently under construction and is expected to begin producing in the third quarter of 2007. The plan includes estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company’s policies.  Beginning in the third quarter 2005 the Company has been conducting activities at its San Cristobal Property including earthworks and plant construction that fall within the scope of the asset retirement plan and as such will require future reclamation and closure expenditures.

Per the guidance of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”), the fair value of the asset retirement obligation (“ARO”) associated with the San Cristobal Project is calculated by first estimating the cash flows required to settle an estimated $26.7 million ARO obligation in future periods using an inflation rate of 1.6 percent and then discounting the future cash flows using the Company’s credit-adjusted risk-free rate of 9.8 percent.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance at December 31, 2005	$2,003

Additions	2,791
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	142

Balance at June 30, 2006	$4,936

10.   Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity during the first six months of 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	income	Equity
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(164,696)	$(243)	$322,327
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	2,602	—	—	2,602
Stock options exercised ($12.92 per share)	112,125	1.1	1,447	—	—	1,448
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	962	962
Net loss	—	—	—	(124,008)	—	(124,008)
Balance, June 30, 2006	58,406,400	$584.1	$664,679	$(288,704)	$719	$377,278

Ordinary Share Issuances — During January 2006, the Company issued 369,033 of its Ordinary Shares, valued at $5.7 million, as the last of four agreed upon advances to SC TESA for the construction of the power line to the San Cristobal project. The Company had previously issued 1,134,799 of its Ordinary Shares, valued at $16.6 million, during 2005, as the first three advances to SC TESA. Proceeds in excess of construction costs of approximately $0.1 million received by SC TESA from the sale of the shares will be added to the advances to be repaid to the Company with interest through credits against charges for future delivery of power.

In January and February 2006 the Company issued approximately 1.1 million Ordinary Shares valued at $17.1 million and paid $0.3 million for interest to complete the purchase of $20.0 million principal amount of the Company’s 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The Company canceled the notes purchased in the transaction.

During the second quarter of 2006, the Company completed the public offering of 6,375,000 of its Ordinary Shares at $24.45 per share ($23.70 per share net of commissions) registered under its shelf registration statement.  The Company intends to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of its portfolio of exploration properties and for other general corporate purposes.

Stock Option Plans — The Company established a plan to issue share options and other share awards for officers, employees, consultants and agents of the Company and its subsidiaries (the ‘‘Plan’’). Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the first anniversary of the date of grant. Unexercised options expire typically ten years after the date of grant.  The options and other awards provide for accelerated vesting if there is a change in control as defined in the Plan.

The Company also established a share option plan for its non-employee directors (the “Director Plan”).   Options granted under the Director Plan vest on the date of the grant and expire ten years after the date of the grant or three years after the date that a non-employee director ceases to be a director of the Company.  Options granted under the Director Plan are transferable only in limited circumstances.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the entity’s stock.  The Company uses historical data to estimate option exercise and employee termination within the Black-Scholes model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding, based on past experience and future estimates and includes data from both the Plan and the Directors Plan.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

For purposes of calculating the fair value of options, volatility for the periods presented is based on the historical volatility of the Company’s Ordinary Shares.  The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Expected volatility	43.8% - 45.3%	42.6% - 43.8%
Weighted average volatility	44.9%	43.2%
Expected dividend yield	—	—
Expected term (in years)	3.03	3.79
Risk-free rate	4.90%	3.69%

A summary of the Company’s stock options at June 30, 2006 and changes during the six months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	2,859,781	$14.42	6.4 Years	$4,232,476
Granted during period	111,377	$16.00	9.9 Years	$—
Forfeited or expired during period	(47,000)	$16.64		$(74,730)
Exercised during period	(112,125)	$12.92		$238,826
Outstanding at end of period	2,812,033	$14.50	6.0 Years	$1,546,618
Exercisable at end of period	1,955,857	$13.29	4.9 Years	$3,442,308
Expected to vest at the end of the period	856,176	$17.28	8.6 Years	$(1,909,272)

During the six months ended June 30, 2006 and June 30, 2005, the Company granted equity awards with weighted average grant date fair values of $0.6 million and $0.7 million, respectively; options were exercised with total intrinsic values of $1.0 million and $0.1 million, respectively; and the total fair value of shares vested during the six months was $1.7 million and $0.4 million, respectively.

As of June 30, 2006, total unrecognized compensation cost related to the non-vested stock options granted pursuant to the Plan was $2.2 million which the Company expects will be recognized over a weighted average period of 1.0 year.

A summary of the status of the Company’s non-vested restricted stock grants at June 30, 2006 and changes during the six months then ended is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	170,700	$18.41
Granted during period	25,000	$13.75
Vested during period	(14,500)	$17.70
Forfeited during period	(3,000)	$16.03
Nonvested at end of period	178,200	$17.85

As of June 30, 2006, total unrecognized compensation cost related to the non-vested restricted shares granted pursuant to the Plan was $2.2 million.  The Company expects that the total unrecognized cost will be recognized over a weighted-average period of 1.3 years.

During 2005 the Company granted stock-based performance bonuses under the Plan, related to certain budget targets and completion date targets for the San Cristobal Project.  The following table summarizes the stock-based performance bonus plan at June 30, 2006 and changes during the first six months of 2006:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	32,000	$15.41
Granted during period	—	$—
Vested during period	—	$—
Forfeited during period	(6,000)	$16.25
Nonvested at end of period	26,000	$15.21

As of June 30, 2006, total unrecognized compensation cost related to the non-vested performance bonuses granted pursuant to the Plan was $0.1 million.  The Company expects that the total unrecognized cost will be recognized over a weighted-average period of 0.9 years.

Total compensation costs recognized for all stock-based employee compensation awards, including amounts capitalized, were $2.6 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively.

11.   Commitments and Contingencies

Letters of Credit — At June 30, 2006, the Company had outstanding irrevocable standby letters of credit related to the San Cristobal Project in the aggregate amount of $14.1 million. The letters of credit include $11.0 million associated with the rail contract to transport metal concentrates to the port facilities, $2.0 million associated with the construction management contract and $1.1 million associated with the power line construction.  At June 30, 2006 the Company had deposited $13.0 million to collateralize certain of the letters of credit and has recorded that amount to restricted cash.  Per the terms of the letters of credit the required amounts may be reduced from time to time under certain circumstances.

Escrow and Other Restricted Amounts — At June 30, 2006 the Company placed $12.0 million in an account to cover the liability related to its discretionary metals trading program.  In addition, the Company placed $4.1 million in an escrow account to provide for certain requirements related to the development of the port facility for the San Cristobal Project.  At June 30, 2006 the $16.1 million in these two accounts was recorded as restricted cash.

Project Financing — Per the terms and conditions of the San Cristobal Project finance facility the Company was required to deposit cash and investments in a fund the use of which is restricted to the development of the San Cristobal Project. At June 30, 2006 the remaining balance in the account was $142.5 million of which $11.7 million was recorded to restricted cash and $130.8 million recorded to restricted investments. In addition, per the terms of the project finance facility the Company placed $71.1 million of investments in an account to provide over-run funding for the San Cristobal Project if necessary.  At June 30, 2006 the amounts were recorded to restricted investments and will be released upon certain project completion requirements being met or to fund over-runs should they occur.

Capital Commitments — The Company entered into agreements with certain service providers and placed orders for certain long-lead equipment and construction materials for its San Cristobal project resulting in open commitments totaling approximately $99.8 million at June 30, 2006.  If the Company had cancelled all of these agreements or orders at June 30, 2006, it would have incurred cancellation fees totaling approximately $19.7 million.

Taxes — The Company is receiving certain tax and duty benefits on a portion of the equipment it is importing for its San Cristobal Project. The benefits are contingent upon fulfilling certain expenditure commitments within a specified period of time and returning certain equipment off shore within a specified period of time. Failing to comply with these commitments would obligate the Company to refund all or a portion of the benefits received.

Other Contingencies — The Company reported in its 10-K filing for the period ended December 31, 2005 that it had concluded an internal investigation regarding impermissible payments made to government officials by several senior employees of one of its South American subsidiaries during 2003 and 2004.  The Company reported at that time that the SEC had commenced an investigation with respect to these matters including possible violations of the Foreign Corrupt Practices Act. The Company is cooperating fully with the SEC investigation and will cooperate with any investigation by the U. S. Department of Justice.  The Company cannot predict with any certainty at this time the final outcome of any investigations that may take place including any fines or penalties that may be imposed.

12.   Foreign Currency

Gains and losses on foreign currency derivatives and translation consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Loss on Euro derivatives	$—	$(248)	$—	$(866)
Gain (loss) on re-measurement of monetary assets denominated in other that US dollars	$123	$(418)	$236	$(418)
Total	$123	$(666)	$236	$(1,284)

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

The loss on the Euro derivatives during 2005 is related to the marking to market of open Euro derivative positions held by the Company related to certain capital equipment purchased for San Cristobal for which the price was denominated in Euros.  The Company held no such derivative positions during 2006.

13.   Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Supplemental disclosure:
Interest paid	$9,455	$5,208

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$2,351	$636
Accrued interest capitalized	$3,267	$1,691
Stock issued as compensation to consultants	$27	$180
Mark-to-market gain (loss) on derivatives	$(87,837)	$2,430
Accrued property plant & equipment	$(18,713)	$34,604
Capitalized leases	$3,897	$8,261
Stock issued to purchase debt	$17,125	$—

14.  Subsequent Events

During July 2006 the Company borrowed an additional $20 million against the $225 million project finance facility, bringing to $100 million the total borrowings against the facility. The funds are restricted to the development of the San Cristobal Project.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three month and six month periods ended June 30, 2006 and changes in our financial condition from December 31, 2005.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2005.

Apex Silver is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development of our San Cristobal Project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

During the first six months of 2006 we continued to make significant progress on the construction of our San Cristobal Project in Bolivia with expenditures of approximately $136 million on equipment procurement, plant construction, infrastructure development, engineering and other costs. Significant progress was made on construction of the primary crusher and the associated conveyor system, the installation of mills, concrete work and power line construction during the first six months of 2006.  At June 30, 2006 the project was estimated to be approximately 70% completed. We anticipate commencement of production at the project in the third quarter of 2007.

We began mining oxide ores at the San Cristobal Project during the first quarter 2006. At June 30, 2006 we had stockpiled approximately 1.6 million tonnes of work-in-process ore inventories recorded at a cost of approximately $8.9 million. Work-in-process inventories include ore produced and stockpiled for which further processing is necessary before a product is ready for sale. Final processing of work-in-process ore inventories to a salable product is scheduled to begin during the third quarter of 2007.

During the first quarter of 2006 we issued approximately 1.1 million Ordinary Shares valued at $17.1 million and paid $0.3 million for interest to complete the purchase of $20.0 million principal amount of our 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The transaction resulted in the recognition of a $2.9 million gain on extinguishment of debt.  The Company canceled the notes purchased in the transaction.

During the first quarter of 2006 we initiated borrowing under the $225 million San Cristobal project finance facility that we closed during December 2005.  At June 30, 2006 we had borrowed $80.0 million under the facility.  During July 2006 we borrowed an additional $20 million bringing the total borrowings against the facility to $100 million.

During the second quarter of 2006 we completed the sale of 6,375,000 of our Ordinary Shares at $24.45 per share ($23.70 per share net of commissions). We intend to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of our portfolio of exploration properties and for other general corporate purposes.  With this additional available funding we are formulating plans to accelerate the evaluation of our current exploration portfolio and the expansion of new exploration opportunities.

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal.  During the third quarter 2005, the Company entered into contracts utilizing forward sales, puts and calls to comply with the project finance facility covenants.  In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead contracts than silver. In addition, the Company has made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing. These discretionary derivative positions typically have settlement dates less than one year and management has the option to settle these positions in cash or roll them forward to a future date. During the second quarter 2006 the Company made $29.1 million of net cash payments to settle the majority of these discretionary derivative contracts not required by the project financing.  The remaining liability for these discretionary derivative positions on a mark-to-market basis as of June 30, 2006 was $13.8 million. Subsequent to June 30, 2006 the Company has taken steps to cap a significant portion of the exposure on the remaining discretionary derivatives by purchasing offsetting positions.

The Company continues to recognize losses on its total derivative position as a result of the continued escalation of spot and forward prices for silver, zinc and lead. During the first six months of 2006 the Company recorded losses of $120.1 million. During the same period we made net cash payments of $32.2 million to settle the majority of our discretionary positions not required by the project financing facility.   While the final financial impact of the required price protection program related to the project financing will not be known until the positions are closed on their future settlement dates, we do not intend to settle those open positions with cash prior to the settlement dates beginning in 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized mark-to-market gains or losses.  In addition, if the increased silver, zinc and lead prices continue into the production phase of the San Cristobal project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows.  During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), based on spot prices, forward prices and quoted option volatilities. If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods.

At June 30, 2006 we have open contractual commitments of approximately $99.8 million related to contractor agreements and material and equipment orders associated with the construction of our San Cristobal Project. During the remainder of the year we expect to spend approximately $175 million on the above commitments and other San Cristobal Project construction and development. In addition, for the remainder of the year we expect to spend approximately $7 million on general corporate costs and we will be required to make interest payments of approximately $11 million on our outstanding debt. Our current plans call for expenditures of approximately $6 million on exploration efforts for the remainder of the year which reflects an increase of $3 million over planned expenditures.

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

With the advancement of mining activities and with project construction well underway at San Cristobal, we commenced a review of the development plan.  This review is expected to be completed by the end of 2006.  Findings to-date indicate that in the early years of operation, San Cristobal is expected to experience higher annual rates of production of zinc and lower annual rates of production of silver than originally forecasted.  These findings are not expected to have a significant effect on the project.

Results of Operations — Three Months Ended June 30, 2006

Exploration.  Exploration expense was $1.6 million for the second quarter 2006 compared to $1.4 million for the second quarter 2005.  Exploration expense was incurred primarily in Bolivia, Peru, Argentina and Mexico with additional expenditures in Argentina during the second quarter of 2006.

Administrative.  Administrative expense was $5.7 million for the second quarter 2006, compared to $4.9 million for the second quarter of 2005.  The increase in administrative expense during 2006 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal Project and certain legal fees and other costs associated with the investigation of a possible violation of the Foreign Corrupt Practices Act as previously reported.

Gains and Losses - Commodity Derivatives.  For the second quarter of 2006 we recorded losses related to our metals derivative positions in the amount of $61.1 million compared to a gain of $2.4 million on our derivative positions for the second quarter of 2005. During the same period of 2006 we made net cash payments of $29.1 million to settle the majority of our discretionary derivative positions not required by the project financing facility.  Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period. Our open metals derivative position for the second quarter of 2005 was substantially smaller prior to the project financing facility requirements as reflected in the smaller non-cash mark-to-market gain. (See “Overview” for additional discussion of the second quarter 2006 derivative loss)

Interest and other income. Interest and other income was $5.3 million for the second quarter of 2006 compared to $3.6 million recorded during the second quarter of 2005.  The 2006 increase is primarily the result of more interest earned because of higher average aggregate cash, cash equivalent and investment balances held during 2006 as well as higher interest rates as compared to the same period of 2005. The higher average aggregate cash, cash equivalent and investment balances are primarily the result of the proceeds from the equity offering completed during the quarter.

Interest expense and other borrowing costs.  Interest and other borrowing costs were $0.3 million and $1.9 million, net of approximately $6.4 million and $1.4 million capitalized, for the second quarter of 2006 and 2005, respectively. The interest expense for 2006 is primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility while the 2005 interest expense is primarily related to the Convertible Senior Subordinated Notes Due 2024.

Income Taxes.   For the second quarter of 2006 we recorded approximately $0.1 million of income tax expense related to withholding taxes on certain services we provided to one of our Bolivian subsidiaries.  No such taxes were incurred during the second quarter of 2005.

Results of Operations — Six Months Ended June 30, 2006

Exploration.  Exploration expense was $3.0 million for the first six months of 2006 compared to $2.8 million for the first six months of 2005.  Exploration expense was incurred primarily in Bolivia, Peru, Argentina and Mexico with additional expenditures in Argentina during the first half of 2006.

Administrative.  Administrative expense was $11.0 million for the first six months of 2006, compared to $8.8 million for the first six months of 2005.  The increase in administrative expense during 2006 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal Project and certain legal fees and other costs associated with the investigation of a possible violation of the Foreign Corrupt Practices Act as previously reported.

Gains and Losses - Commodity Derivatives.  For the first six months of 2006 we recorded losses related to our metals derivative positions in the amount of $120.1 million compared to a gain of $2.1 million on our derivative positions for the first six months of 2005. During the same period of 2006 we made net cash payments of $32.2 million to settle the majority of our discretionary derivative positions not required by the project financing facility. Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period. Our open metals derivative position for the first half of 2005 was substantially smaller prior to the project financing requirements as reflected in the smaller non-cash mark-to-market gain. (See “Overview” for additional discussion of the first half of 2006 derivative loss)

Interest and other income.  Interest and other income was $8.2 million for the first six months of 2006 compared to $7.0 million recorded during the first six months of 2005.  The 2006 increase is primarily the result of more interest earned because of higher average aggregate cash, cash equivalent and investment balances held during 2006 as well as higher interest rates as compared to the same period of 2005. The higher average aggregate cash, cash equivalent and investment balances are primarily the result of the proceeds from the equity offering completed during the second quarter of 2006.  Interest and other income for the 2006 period includes a $0.4 million loss on certain held to maturity investments that were liquidated prior to their maturity dates as a requirement of the project financing facility.

Interest expense and other borrowing costs.  Interest and other borrowing costs were $0.8 and $3.9 million, net of approximately $11.0 and $2.5 million capitalized, for the first six months of 2006 and 2005, respectively. The 2006 interest expense includes a $0.5 million write off of deferred issuance costs related to the extinguishment of debt. The interest expense for 2006 is primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility while the 2005 interest expense is primarily related to the Convertible Senior Subordinated Notes Due 2024.

Income Taxes.  For the first six months of 2006 we recorded approximately $0.1 million of income tax expense related to withholding taxes on certain services we provided to one of our Bolivian subsidiaries.  No such taxes were incurred during the first six months of 2005.

Liquidity and Capital Resources

At June 30, 2006 our aggregate cash, restricted cash, short and long term investments and restricted investments totaled $384.3 million compared to an aggregate of $351.9 million in cash, restricted cash, short and long term investments and restricted investments at December 31, 2005.  The amounts held at June 30, 2006 include $11.9 million in cash and cash equivalents, $113.2 million in short term investments,  $37.9 million of cash that has been restricted to collateralize outstanding letters of credit, the discretionary metals hedge position and certain obligations related to the project finance facility, and $221.3 million of short and long term investments including $201.9 million that is restricted to fund development and possible over runs at our San Cristobal Project and $20.3 million that at maturity will provide the amounts necessary to pay interest through September 2007 on the 4.0% Convertible Senior Subordinated Notes Due 2024.

As of June 30, 2006, we had cash and cash equivalents of $11.9 million, compared to $4.8 million at December 31, 2005.  The increase in our cash balance at June 30, 2006 is the result of a net decrease in restricted cash of $97.2 million, $80.0 million of borrowings against the project finance facility, $5.7 million of net proceeds from the sale of Ordinary Shares to fund the power line construction, $151.1 million  of net proceeds from an equity offering and $1.5 million of proceeds from employee stock options exercised, all partially offset by $135.9 million invested in property, plant and equipment related to the development of the San Cristobal Project, $33.8 million used to fund operations, property holding costs and administrative costs, net of interest and other income, the net purchase of $121.0 million of investments, $32.2 million of net premiums and liquidation payments related to our discretionary derivative positions, $4.1 million paid to suppliers and contractors related to our San Cristobal Project, $0.2 million paid to the banks related to the credit facility and payments on long term debt (capital lease payments) of $1.2 million.

Our estimate for the total amount of project funding required for the San Cristobal Project from January 1, 2004 through the beginning of production scheduled for the third quarter of 2007 is approximately $600 million.  This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant-dollar escalation and contingencies.  The estimate excludes $22 million advanced through the issuance of Ordinary Shares to the company constructing the power line, $6 million advanced to or escrowed for the company constructing the port facilities and $27 million of working capital.  Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services.  Including the power line and port advances, we have spent approximately $371 million on the Project through June 30, 2006.  In addition to the amounts above, we expect to incur interest and other financing costs related to the project finance facility of approximately $30 million.

During April 2006 we completed the sale of 6,375,000 of our Ordinary Shares at $24.45 per share ($23.70 per share net of commissions). We intend to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of our portfolio of exploration properties and for other general corporate purposes.

For the remaining six months of 2006, we expect to spend about $175 million on the San Cristobal Project including the purchase of equipment, construction materials, payments to contractors and other development costs already accrued or to be incurred during the year.  Funds for this purpose will be provided by liquidating a portion of our restricted investments set aside for this purpose and drawing on additional funds from the project financing facility.  In addition, for the remaining nine months of 2006 we expect to spend approximately $7 million on general corporate costs and approximately $11 million on interest payments. Our current plans call for expenditures of approximately $6 million on exploration efforts for the remainder of the year reflecting an increase of $3 million over planned expenditures. We plan to fund these project, operating and financing cash expenditures from our existing cash and investment balances and from interest and other income.

Significant Accounting Policies

Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”) which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. As the Company had previously adopted FAS No. 123 effective January 1, 2004, the adoption of FAS No. 123R did not have a material impact on the Company’s financial position or results of operations and is not expected to have a material impact in the future.

Effective January 1, 2006 the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts. During the first quarter of 2006, the Company began mining significant amounts of oxide ore reserves at its San Cristobal project, which have been placed in stockpiles for future processing.  The quantity and value of the minerals mined were sufficient to declare the start of ore production according to the EITF consensus. At June 30, 2006 the Company had recorded ore inventories valued at $8.9 million.

See Item 1, Note 2 for additional discussion of significant accounting policies and new accounting standards.

Contractual Obligations

We have entered into agreements with certain service providers and placed orders for certain equipment and construction materials for our San Cristobal Project resulting in commitments totaling approximately $99.8 million at June 30, 2006.  If we had cancelled all of these agreements or orders at June 30, 2006, we would have incurred cancellation fees totaling approximately $19.7 million.

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

To complete the project financing for San Cristobal, we were required to hedge a portion of our planned production from San Cristobal.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  We recorded losses of $120.1 million on our derivative positions for the six months ended June 30, 2006. During the same period we made net cash payments of $32.2 million to settle the majority of our discretionary positions not required by the project financing facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Item 4. Controls and Procedures

(a)    Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Apex Silver’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

We reported in our 10-K filing for the period ended December 31, 2005 that the SEC has commenced an investigation into possible violations of the Foreign Corrupt Practices Act by one of our South American subsidiaries following our voluntary report to the SEC and Department of Justice of the results of our internal investigation. The Company is cooperating fully with the SEC investigation and will cooperate with any investigation by the U. S. Department of Justice.  The Company cannot predict with any certainty at this time the final outcome of any investigations that may take place including any fines or penalties that may be imposed.

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

To date, there have been no formal proposals to nationalize the mining industry.   The government may, however, alter its current policies with respect to the mining industry.  If the San Cristobal Project were nationalized, we might be unable to recover any significant portion of our investment in the project.  The government could also substantially increase mining taxes or require significant royalty payments, which could have a material adverse effect on the profitability of the San Cristobal Project.   If as a result of changes in government policy, we did not complete construction of the San Cristobal Project, we might be unable to cover the substantial liabilities in connection with our hedge positions.  We do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Bolivia.  The banks, other than La Corporación Andina de Fomento, do however maintain political risk insurance to cover their loan and hedge position exposures.  Amounts payable with respect to such insurance would be payable directly to the lenders or hedge counterparties and would not cover any portion of our investment in the project.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the annual meeting of shareholders held on June 8, 2006:

(a)           Election of three directors whose terms expired at the 2006 annual meeting,

(b)                                 Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the current fiscal year.

All matters voted on at the annual meeting were approved.  The voting results were as follows:

Election of Directors	For	Withheld	Abstain	Broker Non-Votes
Jeffrey G. Clevenger	49,917,863	106,368	—	—
Kevin R. Morano	48,206,847	1,817,384	—	—
Terry M. Palmer	49,921,687	102,544	—	—

Selection of PricewaterhouseCoopers	49,846,899	149,947	27,384	—

Item 5.    Other Information

None.

Item 6.    Exhibits

1.1	Underwriting Agreement, Dated April 6, 2006 between the Company and Harris Nesbitt Corp.
10.1	Separation Agreement and Release, dated June 9, 2006 between the Company and Mark A. Lettes
10.2	Form of Change of Control Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date: August 8, 2006	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 8, 2006	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer