Form 10-K/A
period 2005-12-31
APEX SILVER MINES LTD
filed 2006-10-23
CIK 1011509

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Amendment No. 1 (the "Amendment") on Form 10-K/A amends our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. We are filing this Amendment to:

  •
  Note in the "Exploration" section of Items 1 & 2 of Part I that all of our exploration properties are in a preliminary stage and that none of the properties are individually considered to be material;

  •
  File an amended Auditor's Report which correctly refers to the inception-to-date audit information;

  •
  Amend footnote (1) to the consolidated financial statements in order to add further clarification regarding our predecessor company and a recapitalization that occurred in 1996 prior to our initial public offering;

  •
  Amend footnote 2(f) in the consolidated financial statements to add clarification regarding our policy with respect to accounting for costs of acquiring properties having value beyond proven and probable reserves; and

  •
  File a revised consent of Mine Reserves Associates, Inc. as Exhibit 23.2 in order to provide the date on which the consent was signed.

        This Amendment affects only the items described above and except as specifically noted above, does not affect the consolidated financial statements or footnotes filed in the annual report.

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
Mizque
Aiquille
Tacna
Oruro
Arica
BOLIVIA
Challapata
Sucre
Potosi
CHILE
Salar de Uyuni
Iquique
Pozo Almonte
Uyuni
Collahuasi
Victoria
Punta Patache
SAN CRISTOBAL
Pacific Ocean
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

        We generally seek to structure our acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant silver and/or other mineralization, our analysis of most of these properties is at a preliminary stage and some or all of the properties may not advance to a development stage. Due to the preliminary stage of activities at each of our exploration properties, we do not consider any of our exploration properties to be individually material. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs.

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

  (3)
  The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company's Ordinary Shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant issued in connection with the January 2004 private placement.(3)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(4)
4.4	Form of Global Note, dated March 16, 2004.(4)
4.5	Form of Global Note, dated April 1, 2004.(5)
4.6	Form of Warrant issued in connection with the offering of our Ordinary Shares pursuant to a prospectus supplement filed April 3, 2003.(6)
4.7	Form of Warrant issued in connection with the offerings of our Ordinary Shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003.(6)
4.8	Indenture, dated as of October 15, 2004, by and between Apex Silver Mines Limited and The Bank of New York, as Trustee.(7)
4.9	Form of Global Note, dated October 15, 2004.(7)
4.10	Form of Global Note, dated December 14, 2004.(8)
10.1	Management Services Agreement among the Company and its subsidiaries.(9)
10.2	Non-Employee Directors' Share Plan, as amended.(19)
10.3	Employees' Share Option Plan.(10)
10.4	2004 Equity Incentive Plan.(11)
10.5	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan.(12)
10.6	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan.(12)

10.7	Form of Option Grant to Non-Employee Directors.(13)
10.8	Registration Rights Agreement, dated October 28, 1997, by and among the Company, Silver Holdings, Consolidated, Argentum, Aurum LLC and Thomas S. Kaplan.(2)
10.9	Form of Change of Control Agreement.(14)(15)
10.10	Registration Rights Agreement, dated March 16, 2004, among Apex Silver Mines Limited, Barclays Bank PLC and Citigroup Global Markets Inc.(4)
10.11	Registration Rights Agreement, dated as of October 15, 2004, by and between Apex Silver Mines Limited and Citigroup Global Markets Inc.(7)
10.12	Collateral Pledge and Security Agreement dated as of October 15, 2004, among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(7)
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
10.19	Sponsor Pledge Agreement, dated December 1, 2005, between Apex Silver Mines Limited and JPMorgan Chase Bank, N.A.(16)
10.20	Completion Agreement, dated December 1, 2005, among Apex Silver Mines Limited, BNP Paribas, Barclays Capital PLC and JPMorgan Chase Bank, N.A.(16)
10.21	Retirement Agreement and Release dated February 13, 2006 between Keith R. Hulley, Apex Silver Mines Corporation and Apex Silver Mines Limited.(17)
10.22	Form of Indemnification Agreement with directors.(18)
21	List of Subsidiaries.(19)
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Mine Reserves Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

(19)
Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed October 23, 2006 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ GERALD J. MALYS Gerald J. Malys Senior Vice President and Chief Financial Officer

APEX SILVER MINES LIMITED

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2004	F-4
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005, 2004, and 2003 and for the period from December 22, 1994 (inception) through December 31, 2005	F-5
Consolidated Statements of Changes in Shareholders' Equity for the period from December 22, 1994 (inception) through December 31, 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003 and for the period from December 22, 1994 (inception) through December 31, 2005	F-9
Notes to the Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Apex Silver Mines Limited:

        We have completed integrated audits of Apex Silver Mines Limited's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries (a development stage enterprise) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 and, cumulatively, for the period from December 22, 1994 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 2.k., the Company changed its method of accounting for stock compensation effective January 1, 2004.

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

An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.     Incorporation, Recapitalization and Operations

        Apex Silver Mines LDC ("Apex LDC") was incorporated under the laws of the Cayman Islands on November 23, 1994 as a 30-year limited duration company and was capitalized on December 22, 1994. Apex Silver Mines Limited ("Apex Silver" or the "Company") was formed under the laws of the Cayman Islands in March 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex LDC. A recapitalization was affected on August 6, 1996 whereby approximately 8.8 million or 55% of the then-outstanding shares of Apex LDC were exchanged on a one-for-one basis for identical equity instruments of Apex Silver (the "Recapitalization"). Apex Silver had no shares outstanding prior to the Recapitalization. In conjunction with the Recapitalization, Apex Silver and the shareholders of Apex LDC entered into a Buy-Sell Agreement (the "Buy-Sell Agreement") which was designed to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization. Pursuant to the terms of the Buy-Sell Agreement, upon the request of the shareholders, Apex Silver was required to purchase the remaining outstanding shares of Apex LDC in exchange for cash, ordinary shares or a combination thereof, in the Company's option. During 1996 and 1998, Apex Silver acquired the remaining outstanding shares of Apex LDC by exchanging on a one-for-one basis identical equity instruments of Apex Silver. Upon completion of the purchase of 100% of the outstanding shares of Apex LDC a total of approximately 20.2 million shares had been exchanged with Apex LDC. The recapitalization was considered a reorganization of entities under common control and consequently, for purposes of these financial statements, Apex Silver is considered the successor to Apex LDC and includes the carry over basis of all of the assets and liabilities of Apex LDC, from the inception date of December 22, 1994.

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

        f. Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. When the Company acquires mineral properties with proven and probable reserves it includes value beyond proven and probable reserves in the purchase price allocation based on the fair market value attributable to the property beyond the value of the proven and probable reserves acquired in accordance with EITF 04-3. When operations commence on a mineral property, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized. The carrying value of mineral properties includes acquisition costs and property development costs.

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

QuickLinks

EXPLANATORY NOTE
PART I
Location and Distribution of Exploration Properties
PART IV
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