Form 10-Q
period 2006-09-30
APEX SILVER MINES LTD
filed 2006-11-09
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

AT NOVEMBER 3, 2006, 58,439,500 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$138,097	$4,808
Restricted cash	15,172	135,182
Investments	290,743	132,000
Restricted investments	101,133	67,491
Ore inventories	444	—
Materials and supply inventory	4,124	—
Prepaid expenses and other assets	11,444	5,824
Total current assets	561,157	345,305

Property, plant and equipment, net	583,168	379,138
Ore inventories	16,498	—
Deferred financing costs	19,988	21,604
Value added tax recoverable	45,537	20,052
Investments	4,000	—
Restricted investments	—	12,392
Other	2,109	2,020
Total assets	$1,232,457	$780,511

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$66,048	$74,487
Accrued interest payable	799	3,096
Derivatives	14,101	5,652
Current portion of long term debt	2,993	2,270
Total current liabilities	83,941	85,505
Long term debt	434,117	320,021
Derivatives	168,140	50,621
Deferred gain on sale of asset	1,400	—
Asset retirement obligation	5,394	2,003
Total liabilities	692,992	458,150
Minority interest in subsidiaries	88,403	34
Commitments and contingencies (Note 12)

Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,435,200 and 50,444,890 shares issued and outstanding at respective dates	584	504
Accumulated other comprehensive income (loss)	160	(243)
Additional paid in capital	666,291	486,762
Accumulated deficit during development stage	(215,973)	(164,696)
Total shareholders’ equity	451,062	322,327
Total liabilities and shareholders’ equity	$1,232,457	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended		For the Period from December 22, 1994 (inception)
	September 30,		September 30,		through
	2006	2005	2006	2005	Sept. 30, 2006
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(2,155)	$(1,097)	$(5,162)	$(3,858)	$(78,593)
Administrative	(4,123)	(4,814)	(15,122)	(13,660)	(84,980)
Gain (loss) on commodity derivatives	(45,432)	(9,640)	(165,487)	(7,584)	(220,937)
Gain (loss) on foreign currency derivatives and transactions	203	474	439	(810)	1,167
Other operating expense (1)	(134)	—	(276)	—	(276)
Amortization and depreciation	(100)	(81)	(296)	(114)	(1,692)
Total operating expenses	(51,741)	(15,158)	(185,904)	(26,026)	(385,311)

Other income and expenses:
Interest and other income	4,469	5,700	12,637	12,743	47,309
Gain on sale of interest in subsidiary	119,800	—	119,800	—	119,800
Gain on extinguishment of debt	—	—	2,875	—	9,640
Interest expense and other borrowing costs (2)	—	(2,639)	(774)	(6,501)	(11,696)
Total other income and expense	124,269	3,061	134,538	6,242	165,053
Income (loss) before minority interest and income taxes	72,528	(12,097)	(51,366)	(19,784)	(220,258)
Income taxes	(54)	—	(161)	—	(540)
Minority interest in (income) loss of consolidated subsidiaries	257	1	250	12	4,825
Net income (loss)	$72,731	$(12,096)	$(51,277)	$(19,772)	$(215,973)
Other comprehensive income:
Unrealized gain (loss) on securities	$(42)	$30	$160	$(127)	$(83)
Reclassification for loss on securities included in net income	(518)	—	243	—	243
Other comprehensive income (loss)	(560)	30	403	(127)	160
Comprehensive income (loss)	$72,171	$(12,066)	$(50,874)	$(19,899)	$(215,813)
Net Income (loss) per Ordinary Share – basic	$1.25	$(0.25)	$(0.92)	$(0.41)
Net Income (loss) per Ordinary Share – diluted	$1.23	$(0.25)	$(0.92)	$(0.41)
Weighted average Ordinary Shares outstanding - basic	58,417,387	48,781,621	55,816,488	48,047,071
Weighted average Ordinary Shares outstanding - diluted	58,989,561	48,781,621	55,816,488	48,047,071

(1)          Other operating expense is accretion expense associated with our asset retirement obligation at San Cristobal.

(2)          Interest expense and other borrowing costs are net of $7.7 million and $18.7 million capitalized for the three and nine month periods ended September 30, 2006, respectively and $1.8 million and $4.3 million for the three and nine month periods ended September 30, 2005, respectively and $28.1 million for the inception to date period ended September 30, 2006.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Nine Months Ended		For the period from December 22, 1994 (inception)
	September 30,		through
	2006	2005	September 30, 2006
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(58,417)	$(16,491)	$(165,294)
Cash flows from investing activities:
Purchase of available for sale investments	(385,104)	(404,500)	(1,578,296)
Sale of available for sale investments	183,172	521,798	1,247,124
Purchase of held-to-maturity investments	(24,662)	(17,524)	(263,869)
Sale of held-to-maturity investments	8,000	95,770	195,007
Purchase of available for sale restricted investments	(233,200)	—	(248,150)
Sale of available for sale restricted investments	246,400	—	246,400
Purchase of held-to-maturity restricted investments	(22,199)	—	(49,542)
Sale of held-to-maturity restricted investments	45,882	4,668	60,658
Payment of derivative premiums & settlements, net	(39,519)	(1,889)	(39,620)
Advances for construction of port facility	—	—	(2,000)
Advances to suppliers and contractors	(1,480)	(1,296)	(5,355)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	120,010	(96,892)	(18,134)
Proceeds from the sale of interest in subsidiary	224,000	—	224,000
Capitalized costs and acquisitions of property, plant and equipment	(207,283)	(101,301)	(490,213)
Net cash used in investing activities	(85,983)	(1,166)	(721,990)
Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares (net of offering costs of $4.8 million in 2006)	156,795	16,639	580,358
Proceeds from issuance of convertible notes	—	—	339,987
Payment of debt issuance costs	(671)	(3,778)	(24,992)
Payments of notes payable and long term debt	(1,607)	(2,142)	(4,883)
Proceeds from note to power line contractor	1,407	—	1,407
Borrowings under project finance facility	120,000	—	120,000
Proceeds from exercise of stock options and warrants	1,765	107	13,504
Net cash provided by financing activities	277,689	10,826	1,025,381
Net increase (decrease) in cash and cash equivalents	133,289	(6,831)	138,097
Cash and cash equivalents - beginning of period	4,808	27,740	—
Cash and cash equivalents - end of period	$138,097	$20,909	$138,097

See Note 14 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements and Nature of Operations

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented.  All adjustments were of a normal recurring nature.  These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2005 Annual Report on Form 10-K as amended.

The Company is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. The Company currently focuses its resources primarily on the development of its San Cristobal Project in Bolivia. At present, none of the Company’s properties are in production and, consequently, the Company does not have current operating income.

2.              Significant Accounting Policies

On September 25, 2006 the Company sold a 35% interest in the subsidiaries holding its San Cristobal Project to Sumitomo Corporation (“Sumitomo”) for $224 million in cash and the retention of certain interests in future silver and zinc production.  Pursuant to the Company’s principles of consolidation under which it consolidates more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights, the Company fully consolidates the results of operations of its San Cristobal Project and reports Sumitomo’s participation as a minority interest. (See Note 11 for further details of the transaction).

Effective January 1, 2006 the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The Company is currently evaluating whether it will adopt the short-cut method for calculating the pool of windfall tax benefits as allowed by FAS No. 123R-3. The Company had previously adopted FAS No. 123 effective January 1, 2004. FAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for the award.  Additionally, FAS No. 123R requires companies that did not previously include the effects of estimated forfeitures in the FAS No. 123 expenses they reported, to record a cumulative adjustment to the income statements presented in the period of adoption of FAS No. 123R in order to reflect the effect of the estimated forfeitures.  The forfeiture rate used by the Company prior and subsequent to the adoption of FAS No. 123R has not changed and, therefore, the Company did not record a cumulative effect adjustment related to prior period estimated forfeitures. The adoption of FAS No. 123R did not have a material impact on the Company’s financial position or results of operations (see Note 10).

During March 2005, a committee of the Emerging Issues Task Force (“EITF”) reached a consensus (EITF Issue No. 04-6) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred.  The Financial Accounting Standards Board (“FASB”) ratified the EITF consensus.  The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005.  In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts.  During the first quarter 2006, the Company began mining significant amounts of oxide ore reserves at its San Cristobal project, and placed the ore in stockpiles for future processing.  The quantity and value of the minerals mined were sufficient to declare the start of ore production according to the EITF consensus.  The Company has commenced the mining and stockpiling of significant amounts of ore at its San Cristobal Project and has included the associated costs as ore inventories on its financial statements.

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

New Accounting Standards

In March 2006 the EITF reached a tentative consensus (EITF Issue No. 05-1) that the issuance of equity securities to settle an instrument that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion (as opposed to an extinguishment) if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option.  The EITF concluded that if an instrument is deemed convertible at issuance, then a subsequent conversion of the instrument is in accordance with a “conversion privilege that existed at issuance” and is, therefore, outside the scope of APB Opinion No. 26, “Early Extinguishment of Debt.”  Therefore, the issuance of shares to settle debt pursuant to the original terms of the debt instrument should be afforded conversion treatment.  If the instrument does not contain a substantive conversion feature at issuance, the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment.  EITF Issue No. 05-1 became effective for interim or annual reporting periods beginning after June 28, 2006, following its ratification during June 2006. The Company previously accounted for two transactions involving the buy-back of its convertible debt as an extinguishment under APB Opinion No. 26.  Ratification of EITF Issue No. 05-1 will require similar future transactions be accounted for as conversions.

Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”), is effective for years beginning after December 15, 2005.   FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  The statement, which applies to voluntary changes as well as changes required by accounting pronouncements that do not otherwise provide specific transition provisions, requires retrospective application to prior period’s financial statements where practical.  FAS No. 154 did not have a material impact on the Company’s financial position or results of operations for the period and is not expected to have a material impact in the future.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 but does not believe it will have a material impact on its financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

During September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which establishes an approach to the quantification of unadjusted financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of unadjusted errors under both the iron-curtain and the roll-over methods.  SAB 108 permits companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company has no unadjusted errors and therefore does not expect the adoption of SAB 108 to have an impact on its financial position or results of operations.

3.              Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company accounts for its investments in auction rate securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” such that if the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as a current available-for-sale investment. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months and available for sale auction rate securities.  Long-term investments include investments with maturities greater than twelve months.

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

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables, based on quoted market prices, summarize the Company’s investments at September 30, 2006 and December 31, 2005:

September 30, 2006	Cost	Market	Balance
	(in Thousands)
Investments:
Short-term
Available for sale
Auction rate securities	$246,080	$246,094	$246,094
Corporate notes	4,873	5,000	5,000
Government bonds	6,440	6,442	6,442
Common stock	761	842	842
Total available for sale	258,155	258,378	258,378
Held to maturity
Corporate notes	3,601	3,597	3,601
Government bonds	28,764	28,764	28,764
Total held to maturity	32,365	32,361	32,365
Total short term	$290,520	$290,739	$290,743
Long-term
Available for sale
Corporate notes	2,000	2,000	2,000
Total available for sale	2,000	2,000	2,000
Held to maturity
Government bonds	2,000	2,000	2,000
Total held to maturity	2,000	2,000	2,000
Total long term	$4,000	$4,000	$4,000

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$75,000	$75,000	$75,000
Total available for sale	75,000	75,000	75,000
Held to maturity
Government bonds	26,133	26,039	26,133
Total held to maturity	26,133	26,039	26,133
Total short term	$101,133	$101,039	$101,133

December 31, 2005	Cost	Market	Balance
	(in Thousands)
Short-term investments
Available for sale
Common stock	$434	$686	$686
Bond funds	3,381	2,885	2,885
Auction rate securities	127,426	127,426	127,426
Total available for sale	131,241	130,997	130,997
Held to maturity
Corporate notes	1,003	998	1,003
Total held to maturity	1,003	998	1,003
Total short term	$132,244	$131,995	$132,000
Restricted Investments:
Short-term
Available for sale
Auction rate securities	$14,950	$14,950	$14,950
Total available for sale	14,950	14,950	14,950
Held to maturity
Corporate notes	2,003	2,004	2,003
Government bonds	50,538	50,191	50,538
Total held to maturity	52,541	52,195	52,541
Total short term	$67,491	$67,145	$67,491
Long-term
Held to maturity
Government bonds	$12,392	$12,173	$12,392

To fulfill the requirements of the San Cristobal Project finance facility, the Company liquidated prior to their maturity dates approximately $34.0 million of investments in the fourth quarter of 2005 and $12.0 million of investments in the first quarter of 2006, which were previously recorded as held-to-maturity (“HTM”) securities.  The Company recognized a $0.2 million and $0.1 million loss on the liquidation for the fourth quarter of 2005 and first quarter of 2006, respectively.  The liquidation was necessitated by the terms of the project finance facility which required the Company to transfer substantially all of its cash and/or investments to collateral accounts to restrict funds necessary to complete the San Cristobal project. Certain covenants related to the project finance facility restricted the maturity dates of investments held in the collateral accounts to less than one year. A portion of the Company’s HTM portfolio had maturity dates slightly beyond the one year limitation. As a result, prior to transferring the securities to the project finance collateral accounts, those HTM securities with maturities greater than one year were liquidated and reinvested in instruments with maturities less than one year.  During the full year 2005 and for the nine month period ended September 30, 2006, the Company recorded as an investing cash inflow an additional $126.3 million and $41.5 million respectively related to HTM securities that matured on their maturity dates.  The Company believes the project financing requirements which caused the Company to liquidate a portion of its HTM investments prior to their maturity dates represent an isolated, unanticipated event that did not change the Company’s ability or intent to hold its remaining HTM investments until their maturity dates.

4.              Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Prepaid insurance	$2,704	$824
Prepaid bank fees	83	—
Accrued interest receivable	752	758
Prepaid consulting & contractor fees	5,345	3,874
Receivables, travel advances and other	715	118
Prepaid import taxes and duties receivable	1,333	—
Withholding taxes receivable	512	250
	$11,444	$5,824

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

5.              Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia as a recoverable asset.  Current Bolivian tax law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT paid in Bolivia is expected to be recovered through production from the proven and probable reserves at the San Cristobal Project that the Company is developing.  Future changes to Bolivian tax law should they occur, could have an adverse effect on the Company’s ability to recover these taxes.  At September 30, 2006 and December 31, 2005 the recoverable VAT recorded for Bolivia is $45.5 million and $20.1 million, respectively.

In addition, the Company incurred VAT related to various exploration activities outside of the San Cristobal project in Bolivia and in other countries. Because of the uncertainty of the recoverability of these taxes they are charged to expense as incurred.

6.              Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Mineral properties	$117,319	$117,103
Construction in progress	425,767	232,288
Buildings	11,493	8,423
Mining equipment and machinery	12,868	10,127
Equipment under capital lease	22,183	14,928
Other furniture and equipment	3,150	1,966
	592,780	384,835
Less: Accumulated depreciation	(9,612)	(5,697)
	$583,168	$379,138

For the nine month periods ended September 30, 2006 and 2005 the Company recorded depreciation expense of $296,000 and $114,000, respectively.  Also, for the nine month periods ended September 30, 2006 and 2005 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $3.6 million and $1.8 million respectively.

The September 30, 2006 and December 31, 2005 construction in progress balances include $28.1 and $9.4 million of capitalized interest respectively.

7.              Debt

The Company’s debt consists of the following:

	September 30, 2006		December 31, 2005
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	129,987
Project finance facility	—	120,000	—	—
Note payable to Ingelec	—	1,407	—	—
Note assigned to Sumitomo	—	7,798	—	—
Capital lease obligations	2,993	14,925	2,270	10,034
	$2,993	$434,117	$2,270	$320,021

In December 2005 the Company closed on a $225 million project finance facility, arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America.  Borrowings from the facility are being used to complete the development of the Company’s San Cristobal Project. During the nine months ended September 30, 2006 the Company borrowed $120.0 million under the facility. The Company is required to pay a 1.0% annual commitment fee on the undrawn amount of the facility.  Interest on the outstanding amounts drawn under the facility is based on LIBOR plus a credit spread.  Covenants related to the facility require the Company to maintain certain security interests, financial ratios, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements.  The first principal payment under the facility is due in December 2008, and the facility must be fully repaid in December 2012.

In connection with the sale to Sumitomo of a 35% interest in the subsidiaries that own our San Cristobal Project, Sumitomo has guaranteed the repayment of 35% of the project finance facility debt. Also, in conjunction with the sale, the project finance facility agreements were amended to provide for the release of $70.0 million of overrun financing previously held in accounts controlled by the lenders and approximately $5.7 million previously escrowed to meet interest payments on our subordinated notes. This $75.7 million is now unrestricted and available for general corporate purposes (see Note 11 for detail of sale of 35% interest in San Cristobal).

During the nine months ended September 30, 2006 the Company placed in service $8.1 million of additional mining equipment to be used in stripping and mine production, and recorded the transaction as a capital lease, resulting in total capital lease obligations of $17.9 million. During the nine months ended September 30, 2006 the Company made payments of $1.7 million related to capital lease obligations and will be required to make additional payments of $0.8 million for the remainder of 2006, $3.0 million during each of 2007 and 2008, $2.4 million during 2009, $1.9 million during 2010 and $6.8 million thereafter.

The Company has loaned funds to the contractor that is building the power line for the San Cristobal Project and holds a note receivable from the contractor in the amount of $22.3 million. The Company expects to receive repayment of the note from the power company in the form of credits against charges for the delivery of power.  In connection with the sale of 35% of the San Cristobal Project to Sumitomo, the Company assigned 35% of the $22.3 million note to Sumitomo. As the Company receives payments from the power company it must pay Sumitomo its 35% share of such payments. As a result, the Company has recorded a note payable to Sumitomo in the amount of $7.8 million.

During the third quarter of 2006 the contractor that is building the power line for the San Cristobal Project borrowed approximately $1.4 million from its parent company to complete the construction of the power line.  Per the guidance of FASB Interpretation No. 46R “Variable Interest Entities” (“FIN 46R”) the Company consolidates the accounts of the contractor and recorded the note payable of $1.4 million on its consolidated books.

During 2006 the Company issued approximately 1.1 million Ordinary Shares valued at $17.1 million and $0.3 million of cash for unpaid interest to complete the purchase of $20.0 million principal amount of the Company’s 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The transaction resulted in the recognition of a $2.9 million gain on extinguishment of debt.  The Company canceled the notes purchased in the transaction.

Pursuant to the agreement related to the 4% Notes and certain provisions of the project finance facility, the Company is required to maintain restricted investments to cover the payment of interest on the Notes through 2007.  The amount invested will at maturity equal the interest payments due.  As of September 30, 2006, $5.5 million of restricted investments were designated for this purpose.

8.              Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility require the Company to provide price protection for a portion of its planned production of metals from San Cristobal.  During the third quarter of 2005, the Company entered into contracts utilizing forward sales, puts and calls to comply with these covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead contracts than silver.  Non-cash mark-to-market gains and losses from these outstanding metal derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

In addition, the Company made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing facility.  These discretionary derivative positions typically have settlement dates less than one year and management has the option to settle these positions in cash or roll them forward to a future date. During 2006, the Company made $36.9 million of net cash payments to settle the majority of these discretionary derivative contracts. The remaining liability for these discretionary derivative positions on a mark-to-market basis as of September 30, 2006 was approximately $5.0 million.

The Company recorded losses of $45.4 million and $165.5 million related to its total derivative position for the quarter and nine month periods ended September 30, 2006, respectively.  The losses are the result of continuing high spot and forward prices for silver, zinc and lead. The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates.  The Company does not intend to use cash to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates beginning in 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

The following table sets forth the Company’s open contracts at September 30, 2006.  The contracts with open maturity dates of less than one year represent the discretionary derivatives while those with maturities greater than one year are all related to the requirements of the project financing.

	Current Maturity Date
	Year 1	Years 2 and 3	Years 4 and 5	Thereafter	Total
Forward Contracts
Silver (000 ounces)	—	230	185	200	615
Average price (per ounce)	$—	$7.27	$7.21	$7.13	$7.21

Zinc (000 pounds)	9,177	411,431	335,348	19,841	775,797
Average price (per pound)	$0.59	$0.48	$0.48	$0.48	$0.48

Lead (000 pounds)	17,085	241,511	64,374	—	322,970
Average price (per pound)	$0.30	$0.30	$0.29	$—	$0.30

Put Option Contracts Owned
Silver (000 ounces)	100	1,325	3,102	4,573	9,100
Average price (per ounce)	$5.25	$5.49	$5.71	$5.91	$5.78

Zinc (000 pounds)	24,251	—	—	—	24,251
Average price (per pound)	$0.57	$—	$—	$—	$0.57

Call Option Contracts Written
Silver (000 ounces)	1,885	6,200	3,255	345	11,685
Average price (per ounce)	$15.24	$8.25	$8.37	$9.14	$9.44

Zinc (000 pounds)	57,871	12,126	1,653	—	71,650
Average price (per pound)	$1.06	$0.57	$0.57	$—	$0.97

Lead (000 pounds)	4,409	24,251	3,307	—	31,967
Average price (per pound)	$0.70	$0.39	$0.39	$—	$0.43

Call Option Contracts Owned
Silver (000 ounces)	1,240	—	—	—	1,240
Average price (per ounce)	$13.55	$—	$—	$—	$13.55

Zinc (000 pounds)	57,871	—	—	—	57,871
Average price (per pound)	$1.23	$—	$—	$—	$1.23

The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  For the quarter and year to date periods ended September 30, 2006 the Company recorded derivative losses of $45.4 million and $165.5 million, respectively, compared to derivative losses of $9.6 million and $7.6 million recorded for the respective quarter and year to date periods ended September 30, 2005. As the result of the sale of a 35% interest in the San Cristobal Project to Sumitomo, Sumitomo has guaranteed the payment of 35% of the hedge positions required by the project finance facility (see Note 11).

In connection with the sale to Sumitomo of a 35% interest in the subsidiaries that own the San Cristobal Project, Sumitomo also purchased a 35% interest in the subsidiary that holds the metals hedge positions required by the project finance facility and assumed 35% of the derivative liability.  At September 30, 2006 the Company reported 100% of the derivative liability in its financial statements and included Sumitomo’s share of the liability in minority interest.

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

Longer dated forward and option positions are valued using the Black option pricing model which is a recognized mean-reversion commodities pricing model that uses a single volatility factor.  Mean-reversion models assume that prices eventually revert to a longer-term historical price trend.  Forward prices derived from the mean-reversion model are lower than current spot market prices due to the recent sharp increase in prices during the past year.  If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods.  As of September 30, 2006, the fair value of the Company’s open commodities derivatives position was recorded as a $182.2 million liability.  Of that amount, $14.1 million was recorded as a current liability with $9.1 million being related to the hedge positions required by the project finance facility.

During the nine months ended September 30, 2005 the Company incurred a mark-to-market loss of $0.9 million with respect to certain foreign currency derivative positions related to certain equipment being purchased for San Cristobal that was denominated in Euros. At September 30, 2006 the Company did not hold any foreign currency derivative positions.

The following table sets forth the realizable fair value of the Company’s open derivative positions at December 31, 2005 and the change for the nine months ended September 30, 2006.

		Amount To Be Realized In
Valuation Technique	Period Ended	Year 1	Years 2 & 3	Years 4 & 5	Thereafter	Total
		(in thousands)

Based on quoted prices in active markets:	12/31/2005	$(5,652)	$—	$—	$—	$(5,652)
	9/30/2006	$(5,018)	$—	$—	$—	$(5,018)
	2006 Change	$634	$—	$—	$—	$634

Based on Black option pricing model and other valuation methods:	12/31/2005	$—	$(25,785)	$(25,580)	$744	$(50,621)
	9/30/2006	$(9,083)	$(132,452)	$(35,407)	$(282)	$(177,224)
	2006 Change	$(9,083)	$(106,667)	$(9,827)	$(1,026)	$(126,603)

Totals:	12/31/2005	$(5,652)	$(25,785)	$(25,580)	$744	$(56,273)
	9/30/2006	$(14,101)	$(132,452)	$(35,407)	$(282)	$(182,242)
	2006 Change	$(8,449)	$(106,667)	$(9,827)	$(1,026)	$(125,969)

9.              Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristobal Project which is currently under construction and is expected to begin producing in the third quarter of 2007. The plan includes estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company’s policies.  Beginning in the third quarter of 2005 the Company has been conducting activities at its San Cristobal Project including earthworks, plant construction and mining activities that fall within the scope of the asset retirement plan and as such will require future reclamation and closure expenditures.

Per the guidance of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”), the fair value of the asset retirement obligation (“ARO”) associated with the San Cristobal Project is calculated by first estimating the cash flows required to settle an estimated $28.5 million ARO obligation in future periods using an inflation rate of 1.6 percent and then discounting the future cash flows using the Company’s credit-adjusted risk-free rate of 9.8 percent.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance at December 31, 2005	$2,003

Additions	3,115
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	276

Balance at September 30, 2006	$5,394

10.       Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity during the first nine months of 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	income	Equity
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(164,696)	$(243)	$322,327
Stock to finance construction of the power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	3,897	—	—	3,897
Stock options exercised ($12.52 per share)	140,925	1.4	1,764	—	—	1,765
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	403	403
Net loss	—	—	—	(51,277)	—	(51,277)
Balance, September 30, 2006	58,435,200	$584.4	$666,291	$(215,973)	$160	$451,062

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

Stock Option Plans – The Company established a plan to issue share options and other share awards for officers, employees, consultants and agents of the Company and its subsidiaries (the “Plan”). Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the first anniversary of the date of grant. Unexercised options expire typically ten years after the date of grant.  The options and other awards provide for accelerated vesting if there is a change in control as defined in the Plan.

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

For purposes of calculating the fair value of options, volatility for the periods presented is based on the historical volatility of the Company’s Ordinary Shares.  The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005

Expected volatility	43.8% - 45.4%	42.6% - 43.8%
Weighted average volatility	44.9%	43.3%
Expected dividend yield	—	—
Expected term (in years)	3.06	3.78
Risk-free rate	4.89%	3.72%

A summary of the Company’s stock options at September 30, 2006 and changes during the nine months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	2,859,781	$14.42	6.4 Years	$6,664,178
Granted during period	123,888	$15.97	9.6 Years	$—
Forfeited or expired during period	(47,901)	$16.64		$289,983
Exercised during period	(140,925)	$12.53		$1,145,515
Outstanding at end of period	2,794,843	$14.54	5.8 Years	$7,460,540
Exercisable at end of period	1,938,293	$13.33	4.7 Years	$7,027,492
Expected to vest at the end of the period	856,550	$17.28	8.3 Years	$433,047

During the nine months ended September 30, 2006 and September 30, 2005, the Company granted equity awards with weighted average grant date fair values of $0.7 million and $0.8 million, respectively; options were exercised with total intrinsic values of $1.1 million and $0.1 million, respectively; and the total fair value of shares vested during the nine months was $1.7 million and $0.4 million, respectively.

As of September 30, 2006, total unrecognized compensation cost related to the non-vested stock options granted pursuant to the Plan was $1.8 million which the Company expects will be recognized over a weighted average period of 1.0 year.

A summary of the status of the Company’s non-vested restricted stock grants at September 30, 2006 and changes during the nine months then ended is presented in the following table:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at beginning of period	170,700	$18.41
Granted during period	25,000	$13.75
Vested during period	(14,500)	$17.70
Forfeited during period	(3,000)	$16.03
Nonvested at end of period	178,200	$17.85

As of September 30, 2006, total unrecognized compensation cost related to the non-vested restricted shares granted pursuant to the Plan was $1.9 million.  The Company expects that the total unrecognized cost will be recognized over a weighted average period of 1.5 years.

During 2005 the Company granted stock-based performance bonuses under the Plan, related to certain cost and completion date targets for the San Cristobal Project.  The following table summarizes the stock-based performance bonus plan at September 30, 2006 and changes during the first nine months of 2006:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at beginning of period	32,000	$15.41
Granted during period	—	$—
Vested during period	—	$—
Forfeited during period	(6,000)	$16.25
Nonvested at end of period	26,000	$15.21

As of September 30, 2006, total unrecognized compensation cost related to the non-vested performance bonuses granted pursuant to the Plan was $0.1 million.  The Company expects that the total unrecognized cost will be recognized over a weighted average period of 0.7 years.

Total compensation costs recognized for all stock-based employee compensation awards, including amounts capitalized, were $3.6 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.

11.       Minority Interest

On September 25, 2006, pursuant to a Purchase and Sale Agreement among the Company, certain of its wholly owned subsidiaries and Sumitomo Corporation (“Sumitomo”), the Company sold to Sumitomo a 35% interest in three subsidiaries that own its San Cristobal Project, market Project concentrates and hold the metals hedge positions required by the Project lenders, in exchange for $224 million in cash and certain deferred payments based on silver and zinc production from the Project.  The Company continues to own 65% of these three subsidiaries.  The Company also agreed to assign Sumitomo a 35% interest in the $22.3 million note receivable the Company holds from the Project power line construction and transmission contractor.

Pursuant to the Purchase and Sale Agreement, the Company agreed to indemnify Sumitomo generally for breaches of representations and warranties discovered within one year of closing resulting in damages to Sumitomo exceeding $3 million, up to a cap of $40 million, provided that for breaches related to title to shares of the acquired companies, subordinated debt, certain transferred agreements and real and personal property required for the San Cristobal Project discovered within six years of closing, the cap is $224 million.

Sumitomo agreed to indemnify the Company generally for breaches of representations and warranties that are discovered within one year of closing, resulting in damages to the Company exceeding $3 million, up to a cap of $40 million.

Pursuant to a Deferred Payments Agreement dated September 25, 2006 Sumitomo will make the following deferred payments to the Company in respect of production from the San Cristobal Project and future expansions:  (i) quarterly payments equal to 22.86% of Sumitomo’s share of payable silver production from the San Cristobal Project, or approximately 8% of total payable silver production, payable in cash or silver at Sumitomo’s option, and (ii) quarterly cash payments equal to 20% of Sumitomo’s share of payable zinc production from the San Cristobal Project, or approximately 7% of total payable zinc production, multiplied by the zinc price in excess of $1,800 per tonne.

The Minera San Cristobal (“MSC”) Shareholders Agreement dated September 25, 2006 provides that the majority shareholder will control the MSC Board and appoint the Board Chairman.  MSC is the subsidiary that owns and operates the San Cristobal Project.  As long as the minority shareholder holds more than 25% of MSC, certain significant matters require the approval of the minority shareholder director including approval of annual programs and budgets, increases of 15% or more over budgeted capital expenditures or operating expenses (with customary exceptions for emergencies and compliance), merger or liquidation, permanent cessation or suspension for more than 180 days of mining at or abandonment of the San Cristobal Project.  If a deadlock with respect to adoption or amendment in excess of 15% of a program and budget continues for 180 days, the majority shareholder’s directors are then entitled to approve the program and budget.

Under the MSC Shareholder Agreement, the Company and Sumitomo are required to provide their respective proportionate shares of shareholder debt or equity funding required for MSC to achieve commercial operations, or be diluted on a two for one basis.  Following commercial operations, the Company and Sumitomo may choose to provide their proportionate share of required external funding or dilute on a one for one basis.  Dilution by the Company or Sumitomo of its ownership interest in MSC will result in transfers of shares in the other two subsidiaries, so that the parties’ ownership interests in the three companies remain identical.  If Sumitomo were to dilute below 25% solely as a result of its failure to provide future funding, and were to refuse to approve a program and budget proposed by the Company for more than 180 days, Sumitomo would have the right to sell to the Company all (but not less than all) of its remaining interest in MSC for $224 million, reduced pro rata by the percentage of year-end 2005 reserves produced from the San Cristobal Project.

Each of the Company and Sumitomo has a right of first refusal to acquire any interests in MSC that the other wishes to sell or, if the party wishing to sell has less than a 25% interest in MSC, a right of first offer.  In the event of a change of control of the Company, Sumitomo would be relieved of its right of first refusal and first offer obligations for two years.  Any party that acquires an interest in MSC must acquire a pro rata interest in the other two subsidiaries.

The MSC Shareholders Agreement provides that available cash will be distributed quarterly, first to pay the $5.4 million annual management fee due from MSC to the Company, then to shareholders that have advanced loans on behalf of a non-funding shareholder, then to shareholders who have advanced shareholder loans pro rata to their ownership interests, and then as cash dividends. An additional aggregate $0.3 million annual management fee is jointly payable to the Company by the other two jointly owned subsidiaries.

The Company and Sumitomo have also entered into a two year Option Agreement dated September 25, 2006, pursuant to which Sumitomo may acquire a 20 percent to 35 percent interest in each of certain active exploration properties at historical cost, and in each of certain of the Company’s inactive exploration properties at historical cost once the Company has spent $200,000 in exploration costs on the property.  Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of the Company spending $200,000 on the property.  At September 30, 2006 Sumitomo had not exercised its options to acquire any exploration properties.

The Company also amended the San Cristobal project finance facility in connection with the sale to Sumitomo, as follows:  (i) the Company and Sumitomo provide severally pro rata to their respective 65%

and 35% ownership interests in MSC, and not jointly, San Cristobal Project completion and cost overrun support; (ii) the Company and Sumitomo guarantee severally pro rata to their MSC ownership interests, and not jointly, the performance of the metals hedge positions; (iii) the Company is permitted to withdraw from accounts controlled by the lenders $70 million of contingent overrun financing previously required by the Project lenders; (iv) Sumitomo guarantees up to $45.5 million of overrun funding by the Company; (v) the Company was permitted to remove from escrow approximately $5.7 million previously deposited to meet interest payments on its subordinated notes, and is no longer required to escrow an additional $10.4 million; and (vi) additional cure periods for certain representation and covenant defaults and certain defaults related to completion of the Project are permitted, as is the substitution of a replacement sponsor in the event of certain defaults, bankruptcy or expropriation events.

The Company recorded a minority interest in the assets and liabilities sold of $88.6 million and recognized a gain of $119.8 million related to the transaction.  The gain is net of approximately $6.4 million of selling costs incurred by the Company related to the transaction.  The $119.8 million gain is calculated as the difference between the cash proceeds (net of selling costs) and the book value of the interests sold. The book value includes the mark-to-market liability on the open metals hedge positions required by the project finance facility, excludes pre-feasibility exploration and other costs previously expensed, and was reduced by the book value allocated to the retained interests in future silver and zinc production. The payments related to the retained interests in future production will be recorded as a reduction of minority interest as they become receivable by the Company.

The Company may be required to pay up to an estimated $4.0 million bonus to the Project construction management contractor contingent upon certain project completion parameters. Sumitomo is deemed to have already paid its 35% share of the bonus as part of the initial cash payment. Therefore, Apex Silver has agreed to reimburse Sumitomo its $1.4 million share of the bonus if it is paid. Apex Silver will defer $1.4 million of the gain until such time as the payment is made or determined not to be payable.

The Company recognized a $0.3 million minority interest benefit related to Sumitomo’s share of certain losses incurred subsequent to the close of the transaction. The losses were primarily related to the mark-to-market losses on the open hedge positions required by the project finance facility that were incurred from the date of the Sumitomo transaction through the end of the period.

12.       Commitments and Contingencies

Letters of Credit – At September 30, 2006, the Company had outstanding irrevocable standby letters of credit related to the San Cristobal Project in the aggregate amount of $7.6 million. The letters of credit include $4.5 million associated with the rail contract to transport metal concentrates to the port facilities, $2.0 million associated with the construction management contract and $1.1 million associated with the power line construction contract.  At September 30, 2006 the Company had deposited $7.6 million to collateralize the letters of credit and has recorded $0.5 million to restricted cash and $7.1 million to restricted investments.  Per the terms of the letters of credit the required amounts may be reduced from time to time under certain circumstances.

Escrow and Other Restricted Amounts – At September 30, 2006, $4.1 million remained in an escrow account to provide for certain requirements related to the development of the port facility for the San Cristobal Project. At September 30, 2006 the amount was recorded to restricted cash.

Project Financing – Per the terms and conditions of the San Cristobal Project finance facility the Company was required to deposit cash and investments in an account the use of which is restricted to the development of the San Cristobal Project. At September 30, 2006 the remaining balance in the account was $99.1 million of which $10.6 million was recorded to restricted cash and $88.5 million recorded to restricted investments.

Capital Commitments – The Company entered into agreements with certain service providers and placed orders for certain long-lead equipment and construction materials for its San Cristobal project resulting in open commitments totaling approximately $77.6 million at September 30, 2006.  If the Company had cancelled all of these agreements or orders at September 30, 2006, it would have incurred cancellation fees totaling approximately $18.6 million.

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

Performance Bonus – The Company may be required to pay up to an estimated $4.0 million bonus to the San Cristobal Project construction management contractor contingent upon certain project completion parameters.  Based on the current project status the company does not consider the payment probable and at September 30, 2006 no amounts have been accrued.

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

The Company continues to monitor the political uncertainties in Bolivia resulting from the Bolivian government's renegotiation of agreements with oil and gas producers and statements regarding possible changes in current policies affecting the mining industry.  If the San Cristobal Project were nationalized, or if taxes were substantially increased or significant royalty payments imposed, the Company might be unable to recover its investment in the Project and could have substantial liabilities for the derivative positions required by the Project lenders. In addition, changes in Bolivian law may have an adverse effect on the Company’s ability to recover VAT receivable (See Note 5).

13.       Foreign Currency

Gains and losses on foreign currency derivatives and translation consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Loss on Euro derivatives	$—	$—	$—	$(872)
Gain (loss) on re-measurement of monetary assets denominated in other than US dollars	$203	$474	$439	$62
Total	$203	$474	$439	$(810)

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

14.       Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$774	$6,387

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$3,618	$1,776
Accrued interest capitalized	$799	$228
Stock issued as compensation to consultants	$27	$126
Mark-to-market gain (loss) on derivatives	$(125,969)	$(7,116)
Accrued property plant & equipment	$(13,008)	$55,807
Capitalized leases	$8,123	$15,222
Stock issued as compensation including amounts capitalized	$3,608	$2,016
Stock issued to purchase debt	$17,125	$6,103

15.       Subsequent Events

During October 2006 the Company borrowed an additional $20 million against the $225 million San Cristobal project finance facility, bringing to $140 million the total borrowings against the facility. The funds are restricted to the development of the San Cristobal Project.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three month and nine month periods ended September 30, 2006 and changes in our financial condition from December 31, 2005.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K as amended for the period ended December 31, 2005.

Apex Silver is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development of our San Cristobal Project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

Development of San Cristobal

During the first nine months of 2006 we continued to make significant progress on the construction of our San Cristobal Project in Bolivia with expenditures of approximately $71 million in the third quarter and $207 million in the first nine months on equipment procurement, plant construction, infrastructure development, engineering and other costs. The concrete work, steel erection and power line construction was essentially completed at September 30, 2006.  During the first nine months of 2006 significant progress was made on the installation of the mills and construction of the primary crusher and the associated conveyor system with construction beginning on the rail spur during the third quarter. We expect to have access to the power grid by the end of 2006 and construction of the rail and port facilities are expected to be completed in the second quarter of 2007. At September 30, 2006 the project was estimated to be approximately 80% completed. We anticipate commencement of production at the project in the third quarter of 2007.

During the year we began mining ore at the San Cristobal Project and at September 30, 2006 we had stockpiled approximately 3.5 million tonnes of work-in-process ore inventories recorded at a cost of approximately $16.9 million. Work-in-process inventories include ore produced and stockpiled for which further processing is necessary before a product is ready for sale.  During September 2006 we began mining and stockpiling sulfide ore and at September 30, 2006 approximately 0.1 million tonnes of the total stockpiled ore was sulfide ore.  The sulfide ores will be processed through the San Cristobal mill first with the oxide ores scheduled for processing later in the mine life.  Final processing of work-in-process ore inventories to a saleable product is scheduled to begin during the third quarter of 2007.

Sale of 35% of San Cristobal to Sumitomo

On September 25, 2006, we sold to Sumitomo Corporation (“Sumitomo”), a 35% interest in three subsidiaries that own and operate our San Cristobal Project, market Project concentrates and hold the metals hedge positions required by the Project lenders, and certain other Project-related assets. We continue to own 65% of these three subsidiaries. The purchase price paid by Sumitomo was $224 million in cash and certain deferred payments based on silver and zinc production from the Project and future expansions as follows:  (i) quarterly payments equal to 22.86% of Sumitomo’s share of payable silver production from the San Cristobal Project, or approximately 8% of total payable silver production, payable in cash or silver at Sumitomo’s option, and (ii) quarterly cash payments equal to 20% of Sumitomo’s share of payable zinc production from the San Cristobal Project, or approximately 7% of total payable zinc production, multiplied by the zinc price in excess of $1,800 per tonne.

The Minera San Cristobal (“MSC”) Shareholders Agreement entered into in connection with the sale to Sumitomo provides that the majority shareholder will control the MSC Board and appoint the Board Chairman.  MSC is the subsidiary that owns and operates the San Cristobal Project.  As long as the minority shareholder holds more than 25% of the outstanding stock of MSC, certain significant matters require the approval of the minority shareholder director including approval of annual programs and budgets, increases of 15% or more over budgeted capital expenditures or operating expenses (with customary exceptions for emergencies and compliance), merger or liquidation, permanent cessation or suspension for more than 180 days of mining at or abandonment of the San Cristobal Project.  If a deadlock with respect to adoption or amendment in excess of 15% of a program and budget continues for 180 days, the majority shareholder’s directors are then entitled to approve the program and budget.

Under the MSC Shareholder Agreement, we and Sumitomo are required to provide our respective proportionate shares of shareholder debt or equity funding required for MSC to achieve commercial operations, or be diluted on a two for one basis.   Following commercial operations, we and Sumitomo may choose to provide our proportionate share of required external funding or dilute on a one for one basis.  Dilution by us or Sumitomo of ownership interest in MSC would result in transfers of shares in the other two subsidiaries, so that the parties’ ownership interests in the three companies would remain identical.  If Sumitomo were to dilute below 25% ownership of MSC solely as a result of its failure to provide future funding, and were to refuse to approve a program and budget proposed by us for more than 180 days, Sumitomo could elect to sell to us all (but not less than all) of its remaining interest in MSC for $224 million, reduced pro rata by the percentage of year-end 2005 reserves produced from the San Cristobal Project.

We and Sumitomo have also entered into a two year Option Agreement pursuant to which Sumitomo may acquire a 20 percent to 35 percent interest in each of certain of our active exploration properties at historical cost, and in each of certain inactive exploration properties at historical cost once we have spent $200,000 in exploration costs. Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of the Company spending $200,000 on the property.  At September 30, 2006 Sumitomo had not exercised its options to acquire any exploration properties.

In connection with the sale to Sumitomo, we also amended the San Cristobal project finance facility, as follows:  (i) we and Sumitomo provide severally pro rata to our respective 65% and 35% ownership interests in MSC, and not jointly, San Cristobal Project completion and cost overrun support; (ii) we and Sumitomo guarantee severally pro rata to our MSC ownership interests, and not jointly, the performance of the metals hedge positions; (iii) we were permitted to withdraw from accounts controlled by the Project lenders $70 million of contingent overrun financing previously required by the lenders; (iv) Sumitomo guarantees up to $45.5 million of overrun funding by the Company; (v) we were permitted to remove from escrow approximately $5.7 million previously deposited to meet interest payments on its subordinated notes, and are no longer required to escrow an additional $10.4 million; and (vi) additional cure periods for certain representation and covenant defaults and certain defaults related to completion of the Project are permitted, as is the substitution of a replacement sponsor in the event of certain defaults, bankruptcy or expropriation events.

We recorded a minority interest in the assets and liabilities sold of $88.6 million and recognized a gain of $119.8 million related to the transaction. The gain is net of approximately $6.4 million of selling costs we incurred related to the transaction.

Updated San Cristobal Funding Requirements, Production and Operating Costs

During October 2006, we completed our review of the San Cristobal development plan commenced during the third quarter 2006, based on the advancement of construction and mining activities.  As a result, we have increased our estimate for the total amount of project funding, increased our estimates of zinc production and reduced our estimates of silver production for the first five years of operation, and increased our estimates of average cash operating costs for the first five years of operation.  These changes result primarily from record high commodity prices and the required stockpiling of increased amounts of oxide ore for future processing.  Record high commodities prices have had a direct impact on the cost of supplies such as fuel, tires, and reagents, contributing to increased funding requirements for the project and higher estimated operating costs once production begins.  Recent pre-stripping activity has provided additional information regarding the ore body, which indicates that the boundary between the surface silver-rich oxide ore that will be stockpiled for future processing and the sulfide ore that will be the first to be processed through the San Cristobal mill is lower than previously believed.   This has increased the amount of oxide ore stockpiled for future processing and has required that increased amounts of material be moved to access the sulfide ore. Based on the increased amounts of silver-rich oxide ore, we have begun to analyze the feasibility of various alternative methods to process the oxide ore earlier in the mine life than originally planned.

With more than 80% of the construction complete, our estimate for the total amount of project funding required from January 1, 2004 through the beginning of production in 2007 has increased from approximately $600 million to approximately $650 million or an 8% increase over the original estimate developed in 2004. This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant dollar escalation and contingencies. The increase includes approximately $23 million of additional mining costs related to the stockpiling of additional oxide ore, $15 million in additional capital, and $9 million of additional contingency.  As previously indicated, this estimate excludes $22 million advanced to the company constructing the power line, $6 million advanced to the company constructing the port facilities, and $43 million of working capital.  The working capital estimate has been increased by approximately $16 million to $43 million due to higher operating costs incurred prior to the commencement of receipt of revenues from production.

Based on additional information developed during pre-stripping and a 40,000-tonne-per-day ore throughput, in the first five years of operation San Cristobal is now expected to produce annually approximately 16.9 million ounces of payable silver (at an average cash operating cost of approximately $1.97 per ounce), 225,000 tonnes of payable zinc (at an average cash operating cost of approximately $0.51 per pound) and 82,000 tonnes of payable lead (lead is credited as a by-product to silver production costs).  The higher operating costs result primarily from the increases in the cost of supplies due to higher commodity prices described above, and also from increases in estimated man power requirements over those anticipated in the original development plan. The term “average cash operating cost” is a non-GAAP financial measure (see “Non-GAAP Financial Measures”). During its projected 16-year life, San Cristobal is expected to produce annually approximately 15.7 million ounces of payable silver, 166,000 tonnes of payable zinc and 59,000 tonnes of payable lead.

We are updating our San Cristobal reserve estimates to reflect the new information about the boundary between oxide and sulfide ore and updated operating costs and metals prices.  We expect to complete this updated estimate prior to filing our report on Form 10-K for the year ended December 31, 2006.

Financing and Commodity Derivatives Matters

During the first quarter of 2006 we issued approximately 1.1 million Ordinary Shares valued at $17.1 million and paid $0.3 million for interest to complete the purchase of $20.0 million principal amount of our 4.0% Convertible Senior Subordinated Notes due 2024 in a privately negotiated exchange transaction. The transaction resulted in the recognition of a $2.9 million gain on extinguishment of debt.  We cancelled the notes purchased in the transaction.

During the first quarter of 2006 we initiated borrowing under the $225 million San Cristobal project finance facility that we closed during December 2005.  At September 30, 2006 we had borrowed $120 million under the facility.  During October 2006 we borrowed an additional $20 million bringing the total borrowings against the facility to $140 million.

During the second quarter of 2006 we completed the sale of 6,375,000 of our Ordinary Shares at $24.45 per share ($23.70 per share net of commissions). We intend to use the net proceeds of approximately $151.1 million to continue further evaluation, exploration, advancement and expansion of our portfolio of exploration properties and for other general corporate purposes.  With this additional available funding we have accelerated the evaluation of our current exploration portfolio and the expansion of new exploration opportunities.

Certain covenants related to the project finance facility required us to provide price protection for a portion of our planned production of metals from San Cristobal.  During the third quarter 2005, we entered into contracts utilizing forward sales, puts and calls to comply with the project finance facility covenants.  In order to maintain leverage to silver market prices, we entered into proportionally more zinc and lead contracts than silver.

In addition, we have made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing. These discretionary derivative positions typically have settlement dates less than one year and we have the option to settle these positions in cash or roll them forward to a future date. During 2006 we made $36.9 million of net cash payments to settle the majority of these discretionary derivative contracts not required by the project financing.  The remaining liability for these discretionary derivative positions on a mark-to-market basis as of September 30, 2006 was $5.0 million.

We continue to recognize losses on our total derivative position as a result of continuing high spot and forward prices for silver, zinc and lead. During the first nine months of 2006 we recorded losses of $165.5 million. During the same period we made net cash payments of $36.9 million to settle the majority of our discretionary positions not required by the project financing facility.   While the final financial impact of the required price protection program related to the project financing will not be known until the positions are closed on their future settlement dates, we do not intend to settle those open positions with cash prior to the settlement dates beginning in 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized mark-to-market gains or losses.  In addition, if the increased silver, zinc and lead prices were to continue into the production phase of the San Cristobal Project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows.  During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), based on spot prices, forward prices and quoted option volatilities. If current spot prices continue into future periods that include the settlement dates of our open derivative positions, we will report further mark-to-market losses in subsequent periods.

Political Matters in Bolivia

We continue to monitor the political uncertainties in Bolivia that may affect our San Cristobal Project.  To date, there have been no formal proposals by the Bolivian government to nationalize the mining industry but it is possible that the government may alter its current policies with respect to the mining industry in the future.

Results of Operations

Three Months Ended September 30, 2006

Exploration.  Exploration expense was $2.2 million for the third quarter 2006 compared to $1.1 million for the third quarter 2005.  Exploration expense was incurred primarily in Bolivia, Peru, Argentina and Mexico during the third quarter 2006 with the increased expense resulting primarily from a drilling program in Argentina.

Administrative.  Administrative expense of $4.1 million for the third quarter 2006 is comparable to $4.8 million for the third quarter 2005.  The additional administrative expense incurred during the third quarter of 2005 as compared to the same period of 2006 is primarily related to indirect legal and consulting fees associated with the project finance facility that we closed in December 2005.

Gains and Losses - Commodity Derivatives.  For the third quarter of 2006 we recorded losses related to our metals derivative positions in the amount of $45.4 million compared to a loss of $9.6 million on our derivative positions for the third quarter of 2005. During the same period of 2006 we made net cash payments of $8.8 million to settle the majority of our discretionary derivative positions not required by the project financing facility.  Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period, which are primarily related to the hedge positions required by the project finance facility. Our open metals derivative position for the second quarter 2005 was substantially smaller, prior to the project financing facility requirements, as reflected in the smaller non-cash mark-to-market loss. (See “Overview” for additional discussion of the third quarter 2006 derivative loss).

Gain on sale of interest in subsidiary. During the third quarter 2006 we sold a 35% equity interest in the subsidiaries that own and operate our San Cristobal Project to Sumitomo for $224 million in cash and the retention of certain interests in future silver and zinc production. We recognized a gain of $119.8 million on the transaction. There was no similar activity during the third quarter of 2005.

Interest and other income. We recorded interest and other income of $4.5 million for the third quarter 2006 as compared to $5.7 million recorded during the third quarter 2005.  The decrease in interest and other income during 2006 is primarily related to lower average cash and investment balances during the third quarter 2006 as compared to the same period of 2005, resulting in lower interest earned. Amounts spent on our San Cristobal Project resulted in the lower average cash and investment balances during 2006.

Interest expense and other borrowing costs.  We recognized no interest expense and other borrowing costs during the third quarter 2006 as the total related costs of $7.1 million were capitalized. During the third quarter 2005 we recognized $2.6 million of interest expense and other borrowing costs net of approximately $1.8 million capitalized. Interest costs for 2006 are primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility while the 2005 interest costs are primarily related to the Convertible Senior Subordinated Notes Due 2024.

Income Taxes.   For the third quarter 2006 we recorded approximately $0.1 million of income tax expense related to withholding taxes on certain services we provided to one of our Bolivian subsidiaries.  No such taxes were incurred during the third quarter 2005.

Nine Months Ended September 30, 2006

Exploration.  Exploration expense was $5.2 million for the first nine months of 2006 compared to $3.9 million for the first nine months of 2005.  Exploration expense was incurred primarily in Bolivia, Peru, Argentina and Mexico during the first half of 2006 with the increased expense resulting primarily from a drilling program in Argentina.

Administrative.  Administrative expense was $15.1 million for the first nine months of 2006, compared to $13.7 million for the first nine months of 2005.  The increase in administrative expense during 2006 is primarily the result of additional personnel and related indirect support costs associated with the advancement of our San Cristobal Project and certain legal fees and other costs associated with the investigation of a possible violation of the Foreign Corrupt Practices Act as previously reported.

Gains and Losses - Commodity Derivatives.  For the first nine months of 2006 we recorded losses related to our metals derivative positions in the amount of $165.5 million compared to a loss of $7.6 million on our derivative positions for the first nine months of 2005. During the same period of 2006 we made net cash payments of $36.9 million to settle the majority of our discretionary derivative positions not required by the project financing facility. Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period, which are primarily related to the hedge positions required by the project finance facility. Our open metals derivative position for the first nine months of 2005 was substantially smaller prior to the project financing requirements, as reflected in the smaller non-cash mark-to-market gain. (See “Overview” for additional discussion of the 2006 derivative loss)

Interest and other income. Interest and other income of $12.6 million for the first nine months of 2006 comparable to $12.7 million recorded during the first nine months of 2005.

Interest expense and other borrowing costs.  Interest and other borrowing costs were $0.8 and $6.5 million, net of approximately $16.9 million and $4.3 million capitalized, for the first nine months of 2006 and 2005, respectively. The 2006 interest expense includes a $0.5 million write-off of deferred issuance costs related to the extinguishment of debt. The interest expense for 2006 is primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility while the 2005 interest expense is primarily related to the Convertible Senior Subordinated Notes Due 2024.

Income Taxes.   For the first nine months of 2006 we recorded approximately $0.2 million of income tax expense related to withholding taxes on certain services we provided to one of our Bolivian subsidiaries.  No such taxes were incurred during the first nine months of 2005.

Liquidity and Capital Resources

At September 30, 2006 our aggregate cash, restricted cash, short and long term investments and restricted investments totaled $549.1 million compared to an aggregate of $351.9 million in cash, restricted cash, short and long term investments and restricted investments at December 31, 2005.  The amounts held at September 30, 2006 include $138.1 million in cash and cash equivalents, $294.7 million in investments,  $15.2 million of cash that has been restricted to cover outstanding letters of credit and other purposes, $95.6 million of investments that are restricted to fund development at our San Cristobal Project and $5.5 million of investments that are restricted and at maturity will provide the amounts necessary to pay interest through September 2007 on the 4.0% Convertible Senior Subordinated Notes Due 2024.

As of September 30, 2006, we had cash and cash equivalents of $138.1 million, compared to $4.8 million at December 31, 2005.  The increase in our cash balance at September 30, 2006 is primarily the result of $151.1 million of net proceeds from an equity offering, $120.0 million of borrowings against the project finance facility, and $224.0 million of proceeds from the sale of a 35% interest in our San Cristobal Project.  In addition, cash and cash equivalents increased as a result of $5.7 million of net proceeds from the sale of Ordinary Shares to fund the power line construction, $1.8 million of proceeds from employee stock options exercised, $1.4 million of proceeds received from a loan from the power line contractor’s parent, and a net decrease in restricted cash of $120.0 million.  The increases in our cash balances were all partially offset by $207.3 million invested in property, plant and equipment related to the development of the San Cristobal Project, $58.4 million used to fund operations, property holding costs and administrative costs, net of interest and other income, the net purchase of $181.7 million of investments, $39.5 million of net premiums and liquidation payments made related to our discretionary derivative positions, $1.5 million paid to suppliers and contractors related to our San Cristobal Project, $0.7 million paid to the banks related to the credit facility and payments on long term debt (capital lease payments) of $1.6 million.

In conjunction with the sale of the 35% equity interest in the subsidiaries that own our San Cristobal Project to Sumitomo, the project finance facility agreements were amended to provide for the release to us of $70.0 million of overrun financing previously held in accounts controlled by the lenders and approximately $5.7 million previously escrowed to meet interest payments on our subordinated notes.  This $75.7 million (which was included in the $120.0 million of net decrease in restricted cash described above) is now unrestricted and available to us for general corporate purposes. At September 30, 2006 the amounts were recorded as investments as discussed above.

During the third quarter 2006 we revised our estimate for the total amount of project funding required for the San Cristobal Project from January 1, 2004 through the beginning of production scheduled for the third quarter of 2007 to approximately $650 million or an 8% increase over the original estimate developed in December 2004.  This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant-dollar escalation and contingencies.  The estimate excludes $22 million advanced through the issuance of Ordinary Shares to the company constructing the power line, $6 million advanced to or escrowed for the company constructing the port facilities and approximately $43 million of working capital.  Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. Excluding the power line and port advances, we have spent approximately $420 million on the Project through September 30, 2006 including $226 million spent during the first nine months of 2006.  In addition to the amounts above, we expect to incur interest and other financing costs related to the project finance facility of approximately $30 million prior to the start up of operations.

During the next twelve months we expect to spend about $230 million on the San Cristobal Project,  representing the remainder of the approximately $650 million total project cost estimate, plus an additional $43 million of working capital and $16 million of project financing interest costs prior to start up of operations.  The preceding amounts include $50 million in total project costs and $16 million in working capital in excess of the original estimates. We expect to fund these cash requirements by liquidating the restricted investments already set aside for this purpose, drawing the remaining funds available from the project financing facility, and using existing cash and investments to fund our 65% of the requirements in excess of the original estimates. In addition, during the next twelve months we expect to spend approximately $14 million on general corporate costs and approximately $10 million on interest payments related to the outstanding convertible debt.  Our current plans call for expenditures of approximately $12 million on exploration efforts during the next twelve months. We plan to fund these expenditures from our existing cash and investment balances and from interest and other income.  At September 30, 2006 our aggregate cash, restricted cash, short and long term investments and restricted investments totaled $549 million. In addition we expect operating cash flows to begin during the third quarter of 2007.

Significant Accounting Policies

Effective January 1, 2006 we adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised Statement of Financial Accounting Standards No. 123,  “Accounting for Stock-Based Compensation” (“FAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. We had previously adopted FAS No. 123 effective January 1, 2004 and consequently the adoption of FAS No. 123R did not have a significant impact on the comparability of stock compensation costs recognized in 2006 as compared to 2005. We recognized $3.6 million of stock based compensation costs for the nine months ended September 30, 2006 including amounts capitalized compared to $2.0 million of stock based compensation for the same period of 2005 including amounts capitalized. The increased cost is primarily related to stock option grants made in December of 2005 and vesting over a four year period.  (See Item 1 Note 10 for further detail of stock based compensation.)

Effective January 1, 2006 we adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts. During the first quarter of 2006, we began mining significant amounts of oxide ore reserves at our San Cristobal Project, which have been placed in stockpiles for future processing.  The quantity and value of the minerals mined were sufficient to declare the start of ore production according to the EITF consensus. At September 30, 2006 we had recorded ore inventories valued at $16.9 million.

See Item 1, Note 2 for additional discussion of significant accounting policies and new accounting standards.

Contractual Obligations

We have entered into agreements with certain service providers and placed orders for certain equipment and construction materials for our San Cristobal Project resulting in commitments totaling approximately $77.6 million at September 30, 2006.  If we had cancelled all of these agreements or orders at September 30, 2006, we would have incurred cancellation fees totaling approximately $18.6 million.

During the nine months ended September 30, 2006 we had a net increase in long term debt of $114.8 million consisting of $120.0 million of borrowings against the project finance facility, $14.8 million of other long term borrowings and a $20.0 reduction of long term debt resulting from the buy back of a portion of the 4.0% Convertible Senior Subordinated Notes due 2024. In addition during the nine months ended September 30, 2006 we placed in service $8.1 million of equipment recorded as capital leases resulting in total capital lease obligations of $17.9 million at September 30, 2006.

In conjunction with the sale of a 35% interest in our San Cristobal Project to Sumitomo the Company recorded a note payable of $7.8 million as the result of assigning Sumitomo a 35% interest in a $22.3 million note receivable the Company holds from the power line contractor at the San Cristobal Project. The Company also recorded a $1.4 million deferred gain that is contingent upon the payment of a performance bonus to the construction contractor at the San Cristobal Project and the reimbursement to Sumitomo of its $1.4 million share of the bonus by the Company should the bonus be paid.  In addition, as a result of the sale the project finance facility agreements were amended to provide for the release of $70.0 million of overrun financing previously held in accounts controlled by the lenders and approximately $5.7 million previously escrowed to meet interest payments on our subordinated notes. This $75.7 million is now unrestricted and available for general corporate purposes.

Non-GAAP Financial Measures

The non-GAAP financial measure term “cash operating costs” is used on a per-ounce of payable silver and per-pound of payable zinc basis. Our estimated cash operating costs include estimated mining, milling and other mine related overhead costs. The per-ounce of silver cost also includes off-site costs related to projected silver refining charges. The per-pound of zinc cost also includes charges related to transportation of zinc concentrates and their projected treatment and smelting charges. All cash operating costs exclude taxes, depreciation, amortization and provisions for reclamation. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period reduced by the estimated value of lead by-product credits for the period and divided by the number of “payable ounces”. The lead by-product credits are net of charges related to transportation of lead concentrates and their projected treatment and smelting charges. The “payable ounces” are the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the number of “payable pounds”. The “payable pounds” are the estimated number of pounds of zinc to be produced during the period reduced by the number of pounds required to cover estimated refining, treatment and transportation charges for the period. We have included estimated average cash operating cost information to provide investors with information about the cash generating capabilities of the San Cristobal Project. This information will differ from measures of performance determined in accordance with generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, capital and other costs, funding and timing; the timing of completion of San Cristobal construction, start-up and commencement of operations; anticipated spending during 2006 and 2007; increased funding requirements, capital costs and working capital requirements for the San Cristobal Project; Contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to deferred payments and funding commitments; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; anticipated San Cristobal production and operating costs and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

•                  failure to comply obligations under the San Cristobal project finance facility;

•                  disagreements with Sumitomo Corporation regarding future development or operation of San Cristobal, or failure to comply with agreements with Sumitomo related to the San Cristobal Project;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under our San Cristobal project finance facility.  The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes.  The project finance facility bears interest at the LIBOR rate plus a credit spread.  As of September 30, 2006, we had borrowed $120 million under the facility and expect to borrow the full amount of the $225 million facility before the completion of the San Cristobal project in 2007.  Assuming the full $225 million was borrowed under the facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million.  We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future manage our exposure to interest rate risk.

We invest excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates.  Based on the average cash balances outstanding during the first nine months of 2006, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Bolivianos, Euros or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of Bolivianos against the U.S. dollar may result in an increase in operating expenses and capital costs at the San Cristobal project in U.S. dollar terms.  To reduce this risk, we maintain minimum cash balances in all foreign currencies, including Bolivianos, and complete most of our purchases, including purchases relating to the San Cristobal project, in U.S. dollars.

We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for the San Cristobal project that was denominated in Euros.  At September 30, 2006 we did not hold any foreign currency derivative positions.

Commodity Price Risk

None of our properties are in production and, consequently, we do not have any current revenue from sales.  When the San Cristobal project begins production, our primary source of income will be from sales of concentrates containing silver, zinc and lead.  As a result, changes in the price of any of these commodities could significantly affect our results of operations and cash flows.

To complete the San Cristobal project finance facility, we were required to hedge a portion of our planned silver, zinc and lead production from San Cristobal.  We have entered into contracts utilizing forward sales, puts and calls.  Non-cash mark-to-market gains and losses from these and other outstanding metals derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.  The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates.  Our outstanding derivative positions represent 4%, 14% and 17% of planned life-of-mine payable production of silver, zinc and lead at San Cristobal.

As a result of rising commodity prices, we recorded losses of $165.5 million on our derivative positions for the nine months ended September 30, 2006.  During the same period, we made net cash payments of $36.9 million to settle the majority of certain discretionary hedge positions that were not required by the project financing facility.  As of September 30, 2006, the fair value of our open commodities derivatives position was recorded as a $182.2 million liability.  If current spot prices continue into future periods that include the settlement dates of our open derivative positions, we will report further mark-to-market losses in subsequent periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

Item 1A. Risk Factors

Other than as set forth below, there were no material changes from the risk factors as previously discussed in our Form 10-K as amended for the year ended December 31, 2005.

We depend on a single mining project which is not 100% owned by us.

We anticipate that the majority, if not all, of any revenues for the next few years and beyond will be derived from the sale of metals mined at the San Cristobal Project.  Therefore, if we are unable to complete and successfully mine the San Cristobal Project, our ability to generate revenue and profits would be materially adversely affected.

In September 2006 we sold 35% of the San Cristobal Project to Sumitomo Corporation. As a result of this transaction, Sumitomo obtained certain rights with respect to the management and operation of the project. For example, certain significant matters for the project require the approval of Sumitomo, including approval of annual programs and budgets, and increases of 15% or more in capital expenditures or operating expenses and mergers or liquidations. If Sumitomo does not approve our proposals with respect to these matters, we may face significant delays in completing the project or improving its operations and may be unable to operate the project in the manner we believe to be in the best interests of our shareholders.

We and Sumitomo are required to provide our proportionate shares of funding for the project if necessary in order to complete construction and begin commercial operations. If additional funding is necessary and Sumitomo does not pay its 35% share of such additional amounts, there can be no assurance that we would have sufficient capital to fund the amounts required.

Sumitomo is also required to comply with certain provisions of the San Cristobal project financing agreements.  If Sumitomo fails to comply with its obligations, the failure could result in a default under those agreements, and in the subsequent acceleration of the San Cristobal project loans and settlement obligations under the commodity derivative obligations required by the project lenders, and enforcement of the lender’s liens against the San Cristobal Project. See --- “We may be unable to comply with the terms and covenants of the debt financing for our San Cristobal Project.”

Our San Cristobal Project may be adversely affected by changes in government policies toward the mining industry.

On May 1, 2006, President Evo Morales of Bolivia, who took office in January 2006, signed a decree to nationalize Bolivia’s hydrocarbon industry, in order to take control of companies involved in the production, transport, refining or distribution of oil and gas.  Although the oil and gas companies were permitted to continue operating, the nationalization decree provides that a larger share of the revenues derived from the production and sale of hydrocarbons in Bolivia will go to the government.  The government is negotiating new arrangements separately with each of the oil and gas producers operating in Bolivia. President Morales and others in his administration have made public statements regarding their desire to recover natural resource production in Bolivia, including mining.

To date, there have been no formal proposals to nationalize the mining industry.   The government may, however, alter its current policies with respect to the mining industry.  If the San Cristobal project were nationalized, we might be unable to recover any significant portion of our investment in the project.  The government could also substantially increase mining taxes or require significant royalty payments, which could have a material adverse effect on the profitability of the San Cristobal project.   If as a result of changes in government policy, we did not complete construction of the San Cristobal project, we could have substantial liabilities in connection with our hedge positions.  We do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Bolivia.  The lenders, other than Corporacion Andina de Fomento, do, however maintain political risk insurance to cover their loan and hedge position exposures.  Amounts payable with respect to such insurance would be payable directly to the lenders or hedge counterparties and would not cover any portion of our investment in the project.

In addition, in May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the Mining Code unconstitutional. The Court’s ruling is not effective until May 2008 and the ruling urges the Bolivian Congress to enact legislation during that time which may supersede the ruling.  Among other things, the ruling may limit the transferability of mining concessions and restrict our ability to transfer or mortgage our mining concessions including the San Cristobal concessions that we have mortgaged as collateral to the lenders providing financing for the San Cristobal Project.  There can be no assurance that the Bolivian Congress will enact legislation to permit the transfer or mortgage of concessions prior to the May 2008 implementation and if implemented, what the impact of the Court’s ruling will be.  If the Court’s ruling is implemented and causes a negative effect on the validity of our existing San Cristobal mortgages that situation could result in a default under the San Cristobal Project finance facility, which could result in acceleration of the loan and hedge liabilities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1               Purchase and Sale Agreement, dated September 25, 2006 among the Company, Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB and Sumitomo Corporation.

10.2               Deferred Payments Agreement, dated September 25, 2006 between Apex Silver Mines Sweden AB and Sumitomo Corporation.

10.3               MSC Shareholders Agreement, dated September 25, 2006 among Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB, Gotlex Lageraktiebolag nr. 451 AB and Minera San Cristobal, S.A.

10.4               Option Agreement, dated September 25, 2006 between the Company and Sumitomo Corporation.

10.5               Omnibus Amendment Agreement, dated September 25, 2006 among Minera San Cristobal S.A., the Company, Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L., Apex Metals GmbH, Apex Silver Finance LTD., Apex Metals Marketing GmbH, Gotlex Lageraktiebolag nr. 451 AB, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, JP

Morgan Chase Bank, N.A., Corporacion Andina de Fomento and the senior lenders and hedge banks party thereto.

10.6     Form of Change of Control Agreement

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

APEX SILVER MINES LIMITED

Date:	November 6, 2006	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	November 6, 2006	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer