Form 10-K
period 2006-12-31
APEX SILVER MINES LTD
filed 2007-04-03
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was approximately $748 million, based on the closing price of the Ordinary Shares on the American Stock Exchange of $15.05 per share. The number of Ordinary Shares outstanding on March 27, 2007 was 58,628,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, capital and other costs, funding and timing; the timing of completion of San Cristobal construction, start-up and sale of concentrates; anticipated spending during 2007; increased funding requirements, capital costs and working capital requirements for the San Cristobal project; contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to deferred payments and funding commitments; the likely increased volatility in future earnings due to derivative positions; anticipated San Cristobal production, grades, recovery rates, mine life, operating costs and cash flows; evaluation and expansion of our exploration portfolio; the effect of the May 2006 Bolivian Constitutional Court decree regarding the mining code; Bolivian political and economic conditions; the markets for silver, zinc and lead; and the level of compensation for our executives during 2007.

The use of any of the words “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. We cannot assure you, however, that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

•       worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

•       political and economic instability in Bolivia, including the communities located near the San Cristobal project and other countries in which we conduct business;

•       future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government;

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

•       failure to comply with our obligations under the San Cristobal project finance facility;

•       failure to reach agreement with Sumitomo Corporation regarding future development or operation of San Cristobal, or failure to comply with agreements with Sumitomo related to the San Cristobal project;

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Apex Silver Mines Limited, incorporated under the laws of the Cayman Islands in 1996, is engaged in the exploration and development of silver and other mineral properties in Latin America. We have a large diversified portfolio of privately owned and controlled silver and other mineral exploration properties. We have rights to or control over numerous claims or concessions located in or near the traditional silver producing regions of Central and South America, primarily Bolivia, Peru, Argentina and Mexico. None of our properties is in production, and consequently we have no income or cash flow from operations.

Our first development property, the 65% owned San Cristobal project located in southwestern Bolivia, is currently under construction and is expected to have its first sale of production in the third quarter of 2007. San Cristobal’s proven and probable reserves at December 31, 2006, based on $8.51 per ounce silver, $0.86 per pound zinc and $0.47 per pound lead, total approximately 251 million tonnes of ore grading 55 grams per tonne silver, 1.54% zinc and 0.53% lead, containing approximately 446 million ounces of silver, 8.53 billion pounds of zinc and 2.92 billion pounds of lead. The prices used in estimating ore reserves represent the three-year average price for each of the metals as required pursuant to Securities and Exchange Commission (“SEC”) rules.

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

The principal elements of our business strategy are to:

•       complete the successful start-up of the San Cristobal project;

•       continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and/or other metals and divest those properties that are not of continuing interest; and

•       identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver and/or other metals or have development potential.

SAN CRISTOBAL PROJECT

Our 65%-owned San Cristobal project is located in the San Cristobal mining district of the Potosi Department in southwestern Bolivia, a region that historically has produced a significant portion of the world’s silver supply. San Cristobal is located in the Bolivian Altiplano in the Andes mountains, approximately 500 kilometers south of the city of La Paz. The project is accessible by an improved gravel road from the town of Uyuni, approximately 100 kilometers to the northeast, and from the Chilean border town of Ollagüe, approximately 135 kilometers to the west. A railroad begins at the Chilean port of Antofagasta, approximately 460 kilometers southwest of San Cristobal, and continues north to La Paz, passing 50 kilometers to the north of San Cristobal. A spur is being built to connect the mine to the railroad for shipment of concentrates and receipt of imported supplies. The map below shows the location of the San Cristobal project.

History

Silver was discovered in what is now the San Cristobal district in the early seventeenth century, and mining has occurred intermittently in the area ever since. Although no records from the Spanish colonial era mines have survived, and few records exist with respect to production in the district during the nineteenth and twentieth centuries, the district is believed to have produced millions of ounces of silver.

Other than sporadic underground mining in the area of the planned San Cristobal pit, over the previous 350 years only one portion of the San Cristobal project, the Toldos deposit, has been mined. The Toldos mine was operated by Empresa Minera Yana Mallcu S.A. as a block-caving underground operation between 1985 and 1988, and as an open-pit mine and silver heap leach between 1989 and 1995. The Toldos mine was shut down in 1995 and at present there is no significant mining or processing plant or equipment on the San Cristobal property remaining from the Toldos mine.

Development and Construction of the San Cristobal Project

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

The San Cristobal property is comprised of certain mining concessions that are part of a large block of concessions covering approximately 500,000 acres, which we own or control. Under these mining concessions, we have the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. The area includes concessions covering approximately 88,000 acres, which are held mostly for transportation, power lines and other infrastructure. In order to maintain our rights to these concessions, we must make annual mining patent payments to the Bolivian government totaling approximately $400,000. We are not required to pay any royalties in respect of production from the San Cristobal property, although we are required to pay the complementary mining tax imposed by Bolivian tax authorities. See  “Republic of Bolivia.”

In July 1999, we completed a detailed feasibility study on San Cristobal. The feasibility study was prepared by an independent engineering firm, Kvaerner, E&C Metals Division. We subsequently selected Aker Kvaerner as the primary contractor at the project and they commenced detailed engineering. In September 2000, we completed a metallurgical update to the feasibility study, which noted an improvement in the economics of the San Cristobal project as a result of certain positive metallurgical and operational factors.

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

In 2004, based on improving silver and zinc prices, we retained Aker Kvaerner to complete an updated estimate of San Cristobal capital and operating costs and an estimated project schedule. They completed this update during the third quarter of 2004, and in November 2004, we entered into an Engineering, Procurement and Construction Management (“EPCM”) Agreement with Aker Kvaerner. Under the EPCM Agreement, Aker Kvaerner is responsible for completing detailed engineering, procuring the necessary equipment and managing and overseeing the construction and installation of the facilities at the San Cristobal project.

The 2004 updated cost estimate prepared by Aker Kvaerner provided the basis for an updated Development Plan. We completed the Development Plan, a detailed plan for the development and construction of the San Cristobal project, in November 2004.

We plan to mine the San Cristobal deposit from an open pit mine at the rate of approximately 40,000 tonnes of ore per day and process the ore by conventional flotation methods. We will transport mined ore to the primary crusher by truck and then convey the crushed ore to a mill and flotation plant with a design capacity of 40,000 tonnes per day. The ore will be ground in a semi-autogenous (SAG) and ball mill circuit, and then processed by selective flotation to produce separate zinc-silver and lead-silver concentrates and lesser amounts of bulk lead-silver concentrates. Filtered concentrates will be transported by rail to the port in Mejillones, Chile, and then by ocean vessel to smelters and refineries around the world. The project is expected to have a 17-year mine life, based on current reserves.

We began construction on the San Cristobal project during the first quarter of 2005. By the end of 2006, the project was estimated to be over 90% completed and we anticipate the first sale of concentrates during the third quarter of 2007. All the major mechanical equipment, including the flotation circuit, filtration plant and the 10-kilometer tailings line, including piping and booster pumping stations for the 15-kilometer water supply system, has been installed. Major components, including the SAG and two ball mill motors, have been installed and are undergoing testing procedures. Concentrator construction has shifted to systems completion and is centered on final installation of process piping and electrical instrumentation equipment. Commissioning activities began in the fourth quarter of 2006 with the electrical substation, utilities, the primary crusher and overland conveyor.

We have completed construction of a power line from the town of Punutuma to San Cristobal and we began drawing power from the national power grid during November 2006. We are currently paying spot prices to acquire electricity from the national grid but are negotiating a long-term power supply arrangement.

During 2006 we began mining ore at the San Cristobal project and as of December 31, 2006 we had stockpiled approximately 6.5 million tonnes of work-in-process ore. Approximately 1.3 million tonnes of the total stockpiled ore are sulfide ore and the remainder is oxide ore. The sulfide ore will be processed through the San Cristobal mill first with the oxide ore scheduled for processing later in the mine life.

A long-term agreement is in place for the transportation of the concentrates by rail to the port in Mejillones, Chile. Construction of the rail spur from the mine site to the main rail line began during the third quarter of 2006. The railroad spur is proceeding on schedule with 95% of the 65 kilometers of roadbed completed and 14 kilometers or 20% of the total spur laid. We expect the rail spur to be completed during the second quarter of 2007.

Concentrates will be unloaded from the rail cars at a facility at the port in Mejillones and then loaded into ships for export. Construction of the Mejillones port facility is proceeding on schedule. We expect the port facilities to be completed during the second quarter of 2007.

Once the concentrates have arrived in Mejillones, they will be shipped by bulk carriers to smelters around the world. We have signed long-term sales agreements with thirteen smelters in Europe, Australia, and Asia for the sale of a majority of the planned production of zinc and lead concentrates for the first five years of production at San Cristobal. We anticipate selling the remainder of our production on a spot basis.

We have all necessary permits and approvals in hand in order to begin production at the project.

October 2006 Update to the Development Plan

During 2006, using new information obtained as a result of the advancement of construction and mining activities, we undertook a review of the November 2004 San Cristobal development plan. The updated development plan, which was completed in October 2006, has caused us to increase our estimate for the total amount of project funding and to increase our estimates of average cash operating costs. We have also increased our estimates of zinc production and reduced our estimates of silver production for the first five years of operation.

These changes result primarily from record high commodity prices and the required stockpiling of increased amounts of oxide ore for future processing. Record high commodities prices have had a direct impact on the cost of supplies such as fuel, tires, and reagents, contributing to increased funding requirements for the project and higher estimated operating costs once production begins. Pre-stripping activity during 2006 provided additional information regarding the orebody, which indicates that the boundary between the surface silver-rich oxide ore that will be stockpiled for future processing and the sulfide ore that will be the first to be processed through the San Cristobal mill is lower than previously believed.  This has increased the amount of oxide ore that must be stockpiled for future processing and has required that increased amounts of material be moved to access the sulfide ore.

Based on the updated development plan, in the first five years of operation San Cristobal is expected to produce annually approximately 16.9 million ounces of payable silver (at an average cash operating cost of approximately $1.97 per ounce), 225,000 tonnes of payable zinc (at an average cash operating cost of approximately $0.51 per pound) and 82,000 tonnes of payable lead (lead is credited as a by-product to silver production costs). The higher operating costs result primarily from the increases in the cost of supplies due to higher commodity prices and also from increases in estimated manpower requirements over those anticipated in the original development plan. During its currently projected 17-year life, San Cristobal is expected to produce annually approximately 15.7 million ounces of payable silver, 166,000 tonnes of payable zinc and 59,000 tonnes of payable lead.

The financial measure “average cash operating cost” will differ from measures of performance determined in accordance with generally accepted accounting principles (“GAAP”). Our estimated cash operating costs include estimated mining, milling and other mine related overhead costs. The per-ounce of silver cost also includes off-site costs related to projected silver refining charges. The per-pound of zinc cost also includes charges related to transportation of zinc-silver concentrates and their projected treatment and smelting charges. All cash operating costs exclude taxes, depreciation, amortization and provisions for reclamation. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period reduced by the estimated value of lead by-product credits for the period and divided by the number of “payable ounces”. The lead by-product credits are net of charges related to transportation of lead-silver concentrates and their projected treatment and smelting charges. The “payable ounces” are the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the number of “payable pounds”. The “payable pounds” are the estimated number of pounds of zinc to be produced during the period reduced by the number of pounds required to cover estimated refining, treatment and transportation charges for the period. Estimated cash operating costs are allocated between silver and zinc based on the revenue contribution from each metal using the same prices we use for the purpose of calculating our reserves under SEC guidelines. We have included estimated average cash operating cost information to provide investors with information about the cash generating capabilities of the San Cristobal project. This information should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

Our estimate for the total amount of project funding required from January 1, 2004 through the beginning of production in 2007 is approximately $650 million, an increase of approximately $50 million, or 8%, over the original estimate developed in 2004. This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant dollar escalation and contingencies. The estimate excludes $22 million advanced through issuance of Ordinary Shares to the company constructing the power line, $6 million advanced to or escrowed for the company constructing the port facilities and approximately $43 million of working capital. Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. Of the $650 million budgeted amount, we have spent $518 million through the end of 2006 and expect to spend the remaining amounts through the start up of operations and the resulting first sale of concentrates expected during the third quarter of 2007.

Transaction with Sumitomo Corporation

On September 25, 2006, we sold to Sumitomo Corporation (“Sumitomo”) a 35% interest in the San Cristobal project. Specifically, Sumitomo purchased a 35% interest in Minera San Cristobal S.A. (“MSC”), our Bolivian subsidiary that owns and operates the San Cristobal project; Apex Silver Finance Ltd., our Cayman Islands subsidiary that holds the metals hedge positions; and Apex Metals Marketing GmbH, our Swiss subsidiary that markets the project concentrates to smelters around the world. We also sold to Sumitomo a 35% interest in certain other project-related assets not held by these three subsidiaries.

We continue to own 65% of each of these three subsidiaries and, subject to the provisions of the Shareholders Agreement described below, we have operational control of the San Cristobal project. The MSC Shareholders Agreement entered into in connection with the sale to Sumitomo provides that the majority shareholder (currently Apex Silver) will have the right to name a majority of the directors on the MSC board of directors and to appoint the Chairman of the board. As long as the minority shareholder holds more than 25% of the outstanding stock of MSC, the minority shareholder will have at least one representative on the board of directors and certain significant matters must be approved by that minority shareholder’s director. These significant matters include the approval of annual programs and budgets, increases of 15% or more over budgeted capital expenditures or operating expenses (with customary exceptions for emergencies and compliance), merger or liquidation, permanent cessation or suspension of mining for more than 180 days at the project, or abandonment of the project. If a deadlock with respect to the adoption or amendment in excess of 15% of a program and budget continues for 180 days, the majority shareholder’s directors are then entitled to approve the program and budget.

The MSC Shareholders Agreement provides that we and Sumitomo will contribute our proportionate share of funding required for MSC to achieve commercial operations. If either shareholder fails to provide its pro rata share of funding, the shareholder’s interest in MSC will be diluted on a two for one basis. Following the commencement of commercial operations, we and Sumitomo may choose to provide our proportionate share of additional funding, if any, or be diluted on a one for one basis.  If either shareholder’s interest in MSC is reduced, the corresponding interest in the other two subsidiaries would be similarly adjusted so that the parties’ ownership interests in the three companies would remain identical.

If Sumitomo were to dilute below 25% ownership of MSC solely as a result of its failure to provide future funding, and were to refuse to approve a program and budget proposed by Apex Silver for more than 180 days, Sumitomo could elect to sell to us all (but not less than all) of its remaining interest in MSC for $224 million, reduced pro rata by the percentage of year-end 2005 reserves already produced from the San Cristobal project.

San Cristobal Project Finance Facility

In December 2005, we entered into a $225 million project finance facility to be used for the completion of construction of the San Cristobal project. We amended the terms of the project finance facility in September 2006 in connection with the Sumitomo transaction. As of March 27, 2007, we had borrowed $200 million under the facility.

Under the terms of the project finance facility, all of the assets of MSC are secured in favor of the lenders. In addition, we and Sumitomo have pledged all of the equity interests in our jointly owned subsidiaries: MSC, Apex Silver Finance and Apex Metals Marketing. We and Sumitomo have each agreed to fund cost overruns at the San Cristobal project and have guaranteed the satisfaction of the metals derivative positions held by Apex Silver Finance. In each case, our obligation is limited to our pro rata ownership interest in MSC and the obligation will terminate upon completion of the project, as defined in the project finance facility, which is expected to be no later than December 2008. In connection with certain amendments to the project finance facility, we and Sumitomo intend to provide a  limited post-completion guarantee of the satisfaction of the metals derivative positions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—San Cristobal Project Finance Facility”.

As a result of the restatement of our financial statements relating to the valuation of our open derivative positions we breached certain representations and covenants under the project finance facility regarding the preparation of financial statements in accordance with U.S. GAAP. We also had certain other technical covenant violations under the terms of the facility. In March 2007, we received waivers and confirmations from our lenders for these potential covenant violations and any related events of default. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of the covenant violations and related waivers.

Reserves

We have completed 549 reverse circulation drill holes and 85 diamond case drill holes, for a total of approximately 150,000 meters at San Cristobal. The drill holes were generally spaced at intervals of approximately 75 meters. This drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The ore deposit defined by this drilling is open at depth and laterally.

The quality assurance/quality control program used at San Cristobal included regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples were routinely submitted to different laboratories for assay, with the results of these check assays analyzed in total and separately by deposit, drill type and grade. We conducted confirmation drilling, including our own twinning of reverse circulation holes with diamond core holes and independent confirmation drilling by an independent firm.

Using additional data collected during mining activities in 2005 and 2006, proven and probable reserves were calculated in February 2007 using an $8.37 net smelter return per tonne cutoff value for oxides, a $7.26 net smelter return per tonne cutoff value for sulfides and market price assumptions of $8.51 per ounce silver, $0.86 per pound zinc and $0.47 per pound lead. These prices represent the three-year average prices for each of the metals through December 2006 as per guidelines established by the SEC. The following table shows our proven and probable reserves of silver, zinc, and lead for sulfide ore and oxide ore at the San Cristobal project. Our reserves were calculated by Mine Reserves Associates, Inc., using a fully designed pit model that incorporates design slopes, practical mining shapes and access ramps. Ore blocks within the deposit model are designated as proven if they are within 40 meters (40 percent of the average variogram range) and at least three drill holes were used to evaluate the block. Ore blocks are designated as probable if they are between 40 meters and the average variogram range of 100 meters and at least two drill holes were used to evaluate the block. Additionally, blocks within 40 meters but evaluated by a single drill hole were also classified as probable. Proven and probable classifications are only determined after economic criteria are applied to define the ore.

	Proven and Probable Reserves
		Average Grade			Contained Metals(1)
	Tonnes of ore (000s)	Silver Grade (g/tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore
Proven	188,750	51.6	1.67	0.53	313,000	3,159	997
Probable	40,244	46.5	1.73	0.50	60,000	696	201
Oxide Ore
Proven	19,889	105.8	0.07	0.58	68,000	14	116
Probable	1,890	84.5	0.07	0.52	5,000	1	10
Total	250,773	55.3	1.54	0.53	446,000	3,870	1,324

(1)          Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 78% for silver, 93% for zinc and 86% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead. Based on the assumptions contained in the 2006 reserve report prepared by Mine Reserves Associates, Inc., the estimated strip ratio of the mine is 2.29:1.

Republic of Bolivia

Bolivia is situated in central South America and is bordered by Peru, Brazil, Paraguay, Argentina and Chile. It has an area of approximately 1.1 million square kilometers and a population of approximately 9 million people. Bolivia’s official and most widely spoken language is Spanish, but a large sector of the population is either native Aymara or Quechua Indian.

In December 2005, Evo Morales, the leader of the Movement to Socialism party, was elected president. At various times during 2006, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over resource production in Bolivia, including mining. In May 2006, President Morales required companies operating in the hydrocarbon industry to negotiate new contracts with the government, resulting in some cases in a significantly higher effective tax rate. To date, there have been no formal proposals to nationalize the mining industry. The government may, however, alter its current policies with respect to the mining industry.

Bolivian law provides for unrestricted repatriation of capital, freedom to import goods and services and equality under the law between foreign and domestic companies.

Mining companies in Bolivia are subject to a 25% income tax, with taxable income determined in accordance with Bolivian generally accepted accounting principles. Mining companies are also subject to a complementary mining tax (CMT), which is creditable against the income tax. The amount of the CMT is equal to the value of the concentrate multiplied by a tax rate, which ranges from 1% to 5% for zinc and lead concentrates. The value of the concentrate is approximately equal to the amount of contained metals in the concentrate multiplied by a commodity price that is published by the Bolivian government. Historically, these prices have been approximately equal to market prices. The Bolivian government is currently considering various alternatives for changes to the Mining Code and mining taxation, which could include changes in CMT rates. These changes could ultimately result in an increase in the taxation of mining.

We are also subject to other taxes in Bolivia, including dividend and interest withholding tax, import duties, and value-added tax (VAT). Most remittances abroad of Bolivian source income, including interest income, are subject to a 12.5% withholding tax. In addition, we are required to pay import duties of 5% on capital goods and 10% on other imports. As an exporter, however, we are eligible for a refund of import duties up to an amount equal to 5% of the net value of our exports. We are also subject to VAT of 13%. We are eligible for a refund of VAT paid on imports and raw materials included in the cost of exported goods, but the amount recoverable is limited to 13% of the net value of our exports. For the purpose of determining the cap on refunds for both import duties and VAT, the net value of our exports is equal to the gross value of our exports reduced by certain statutory deductions. As provided by Bolivian law, we are importing certain plant components and equipment without payment of VAT or import duties.

All mineral deposits in Bolivia are the property of the State. Mining concessions awarded by the State grant the holder, subject to certain payments, the exclusive right to carry out prospecting, exploration, exploitation, concentration, smelting, refining and marketing activities with respect to all mineral substances located within a given concession. Under Bolivian law, local and foreign companies are treated equally in obtaining mineral concessions. With respect to nationalized and other concessions still held by State-owned Comibol, private investors may enter into joint venture, lease or services agreements with

Comibol. Holders of mining concessions are obliged to pay an annual mining patent, the fees for which are progressive and are based on the number of years of existence of the concession. Mining concessions are liable to forfeiture when the corresponding annual patent is not paid. Concessions established before the enactment of the New Mining Code in 1997, which comprise an area of more than 1,000 mining claims, pay the equivalent of $1.00 per claim per year for the first five years of the existence of the concession; thereafter, the patent increases to the equivalent of $2.00 per claim per year. Concessions established under the New Mining Code pay the following:  for the first five years of the existence of a concession, the owner is required to pay the equivalent of $25.00 per cuadrícula (equivalent to 25 hectares) per year; thereafter the patent increases to the equivalent of $50.00 per cuadrícula per year. Most of our material Bolivian concessions were established prior to enactment of the New Mining Code.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The Court’s ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. Although the Court’s ruling is not expected to impact our ability to operate the San Cristobal project, the ruling may limit the transferability of our mining concessions and restrict our ability to mortgage our San Cristobal mining concessions as collateral to the lenders providing financing for the project.

Bolivia has a national environmental policy to protect the environment and to promote sustainable development, the preservation of biological diversity and environmental education. Under Bolivia’s environmental regulations, environmental impact assessments are required, and concession holders must maintain waterways running through their concessions in their unspoiled state, employ exploration and development techniques that minimize environmental damage and minimize damage to surface rights, to neighboring concessions and to the environment.

Bolivia has experienced high levels of unemployment and underemployment. Bolivia has a large pool of unskilled and, in the mining sector, semi-skilled labor, but a relative shortage of skilled labor and managerial expertise overall. A large portion of the labor force that is engaged in wage employment is also unionized, although union participation is not mandatory and collective bargaining agreements are very rare, as negotiations are generally carried out between an individual company’s union and management.

Geology

The geology of the San Cristobal deposit dates to the Miocene age and is comprised of volcanoclastics (tuff and tuffites), sedimentary and igneous (intrusives) rocks within a circular volcanic crater approximately four kilometers in diameter. Volcanoclastic and sedimentary units formed during periods of intense volcanism and subsequent erosion, occupying the center portion of the crater, and were intruded by repeated intrusive events.

The San Cristobal ore body has formed as a result of syngenetic and epigenetic mineralizing events. Approximately half of the current known mineralization lies within the volcanoclastic units as disseminated stratabound mineralization, which is of a higher grade than mineralization in the intrusives. Mineralization within the intrusives is largely restricted to breccias on the outer limits and vein to disseminated hosted towards the center of the intrusive bodies.  The dominant sulfide minerals hosting the zinc, lead and silver are sphalerite, galena and tetrahedrite, respectively. Surface weathering has affected the upper part of the ore body (approximately forty-five to seventy meters), creating a small layer of oxide ore which covers the larger sulfide ore body beneath.

The San Cristobal ore body is comprised of two major mineralized zones (Jayula and Tesorera), which outcrop at the surface but join at depth to form the same contiguous ore body. Initially, the two mineralized zones of Jayula and Tesorera were thought to be two separate ore bodies. Subsequent drilling and improvements to the geological understanding of the deposit confirmed that Tesorera and Jayula are part of the same massive ore body, which is currently open in nearly all directions and at depth.

EXPLORATION

In addition to San Cristobal, we have a portfolio of over 50 property groups in Mexico, Peru, Argentina and Bolivia that we believe contain potential for silver, base metals and gold mineralization or have other significant exploration potential. These mineral properties typically consist of:

•       concessions which we have acquired, or applied for directly;

•       concessions which we have leased, typically with an option to purchase; and

•       concessions which we have agreed to explore and develop and, if feasible, bring into production, in concert with joint venture partners.

We generally seek to structure our acquisitions of mineral rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties that we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us.

We have increased the rate of evaluation of many of our properties to the point that decisions can be made to either advance them or divest them. Our board of directors has approved an increase in our exploration budget from $8.5 million in 2006 to $14.5 million for 2007. Our focus is to drill test our more promising projects to identify which of them may be advanced to a development stage. At the end of 2006, five prospects were being drilled and several more were undergoing preparatory work for drilling in early 2007. Our more promising projects are located in Argentina, Mexico and Peru, and early results indicate that at least one project in each country will show sufficient promise to warrant a more advanced stage of exploration. This would involve more drilling and preliminary metallurgical, engineering and environmental work.

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

In connection with the sale of 35% of the San Cristobal project to Sumitomo, we and Sumitomo entered into a two-year Option Agreement pursuant to which Sumitomo may acquire a 20 to 35 percent interest in certain of our active exploration properties at historical cost, and in each of certain inactive exploration properties at historical cost, once we have spent $200,000 in exploration costs. Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of our spending $200,000 on the property. As of March 27, 2007, Sumitomo had not exercised its option to acquire any exploration properties.

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

Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 80% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits. The CPM Group, a precious metal and commodities consultant, estimates that total silver supply from mine production, recycling, estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand from 1990 through at least 2005.

The following table sets forth for the periods indicated the New York Commodities Exchange (“COMEX”) nearby active silver futures contract’s high and low price of silver in U.S. dollars per troy ounce. On March 27, 2007 the closing price of silver was $13.27 per troy ounce.

	Silver
Year	High	Low
2002	5.13	4.22
2003	5.99	4.35
2004	8.29	5.49
2005	9.01	6.41
2006	14.83	8.74

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

The following table sets forth for the periods indicated the London Metals Exchange’s high and low settlement prices of zinc and lead in U.S. dollars per pound. On March 27, 2007 the closing prices of zinc and lead were $1.45 and $0.84 per pound, respectively.

	Zinc		Lead
Year	High	Low	High	Low
2002	0.42	0.33	0.24	0.18
2003	0.46	0.34	0.34	0.19
2004	0.56	0.42	0.45	0.29
2005	0.87	0.54	0.51	0.37
2006	2.05	0.87	0.80	0.43

EXECUTIVE OFFICERS OF APEX

Apex Silver has four executive officers, a President and Chief Executive Officer, an Executive Vice President and Chief Operating Officer, a Senior Vice President and Chief Financial Officer, and a Vice President and Controller. Set forth below is a list of the executive officers and other personnel of Apex Silver.

Name	Age	Position
Jeffrey G. Clevenger	57	President and Chief Executive Officer
Alan R. Edwards	49	Executive Vice President and Chief Operating Officer
Gerald J. Malys	62	Senior Vice President Finance and Chief Financial Officer
Robert P. Vogels	49	Vice President, Controller

Jerry W. Danni	54	Senior Vice President, Corporate Affairs
Terry L. Owen	58	Senior Vice President, Project Development
Robert B. Blakestad	60	Vice President, Exploration and Chief Geologist
Donald R. Ratcliff	51	Vice President, Marketing and Treasurer

Jeffrey G. Clevenger.   Mr. Clevenger was elected to serve as a director and appointed as our President and Chief Executive Officer in October 2004. Mr. Clevenger worked as an independent consultant from 1999, when Cyprus Amax Minerals Company, his previous employer, was sold, until he joined us in 2004. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate of the Advanced International Senior Management Program of Harvard University. He is a Member of the American Institute of Mining, Metallurgical and Petroleum Engineers and the Metallurgical Society of America.

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

Gerald J. Malys.   Mr. Malys was appointed as our Senior Vice President, Finance and Chief Financial Officer in June 2006. Mr. Malys was a private investor from 1999, when his previous employer, Cyprus Amax Minerals Company, was sold, until he joined us in 2006. Mr. Malys was employed by Cyprus Amax Minerals Company from 1985 to 1999, first as Vice President, Tax and Information Services, and

Corporate Controller from 1985 to 1989, and then as Senior Vice President and Chief Financial Officer from 1989 to 1999. From 1972 to 1985, he held various positions with Gulf Oil Company, including Vice President of Gulf Exploration and Production Company, Assistant Corporate Controller, Senior Manager Corporate Accounting, and Director of SEC Reporting. Mr. Malys served as a director of Amax Gold Inc. from 1993 to 1998 and of Kinross Gold Corporation from 1998 to 1999. Mr. Malys has a bachelor of science in accounting from Gannon University and is a member of the American Institute of Certified Public Accountants.

Robert P. Vogels.   Mr. Vogels has served as controller of Apex Silver since January 2005 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited’s Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked for Cyprus Minerals Company, which was acquired in 1999 by Phelps Dodge Corp., from 1985 through October 2002. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002. Mr. Vogels began his career in public accounting where he earned his CPA certification. He holds a B.Sc. in accounting and an MBA degree from Colorado State University.

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

Terry L. Owen.   In June 2005, Mr. Owen was appointed Senior Vice President, Project Development of Apex Silver. Prior to joining Apex Silver, Mr. Owen was an independent consultant from December 2003 through May 2005. From February 2001 through September 2003, he served as Vice President Capital Projects for INCO Limited. Prior to that he was employed by Cyprus Amax Minerals Company from 1995 to 2000, in various positions, including Vice President Project Development. He also held various positions with Freeport McMoran Inc. from 1980 to 1995, beginning as Assistant General Superintendent of one of Freeport’s mines and rising to the position of Vice President and Assistant General Manager. Mr. Owen holds a B.Sc. in Mining Engineering from the University of Idaho and is a graduate of the Advanced Senior Management Program of Harvard University.

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

Donald R. Ratcliff.   Mr. Ratcliff was appointed to the position of Vice President, Risk Management and Treasurer of Apex Silver in November 2006. He was named Vice President, Marketing and Treasurer in January 2007.  Prior to joining Apex Silver, Mr. Ratcliff was Vice President of Phelps Dodge Sales Company since 1999. From 1986 to 1999, Mr. Ratcliff held various positions with the Cyprus Amax Minerals Company including Financial Analyst, Coordinator—Coal Contracts, Senior Financial Analyst, Coordinator—Metals Market Strategy, Assistant Manager—Raw Materials, and Manager—Commercial. He began his career at Tenneco Minerals Company where he worked from 1980 through 1986 as a planning analyst and as a planning and project analyst. Mr. Ratcliff holds a B.A. in Economics and Political Science from the University of Denver and an M.S. in Mineral Economics from the Colorado School of Mines. He is a Member of the Mineral Economics and Management Society and the American Institute of Mining, Metallurgical and Petroleum Engineers.

As of March 27, 2007, we had approximately 830 full-time employees.

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

We have no history of production.

We have no history of producing silver or other metals. The development of our San Cristobal project requires the completion of construction, start-up and operation of the mine, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce silver or other metals at any of our properties.

We have a history of losses and may not be able to achieve profitability in the future.

As an exploration and development company that has no production history, we have incurred losses since our inception. As of December 31, 2006, we had an accumulated deficit of $773 million and a shareholder equity deficit of $103 million, due largely to the mark-to-market liability of our metals derivative positions. Our ability to address and sustain profitability at the San Cristobal project will depend on the prices of silver, zinc and lead, and on our ability to control costs. There can be no assurance that we will achieve or sustain profitability in the future.

The calculation of our reserves and other mineralization is subject to significant estimates.

Unless otherwise indicated, reserves and other mineralization figures presented in our filings with the SEC, press releases and other public statements that may be made from time to time are based on estimates of contained silver and other metals made by independent geologists or our own personnel. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable. There can be no assurance that:

•       these estimates will be accurate;

•       reserves and other mineralization figures will be accurate; or

•       reserves or mineralization could be mined and processed profitably.

Reserves and other mineralization estimates may require adjustments or downward revisions based on actual production experience. For instance, the information we have gathered during pre-stripping activity at San Cristobal during 2006 was one factor in the revisions to our reserve estimates in February 2007. In addition, extended declines in market prices for silver, zinc and lead may render portions of our reserves uneconomic and result in reduced reported reserves. Any material reductions in estimates of our reserves and other mineralization, or of our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations, financial condition and cash flows.

We have not established the presence of proven or probable reserves at any of our mineral properties other than the San Cristobal project. There can be no assurance that subsequent testing or future feasibility studies will establish additional reserves at our properties. The failure to establish additional reserves could restrict our ability to successfully implement our strategies for long-term growth beyond the San Cristobal project.

The San Cristobal project is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

Completion of the development and start-up of the San Cristobal project is subject to various factors, including the performance of our engineering and construction contractors, mining contractor, suppliers and consultants. Any delay in the performance of any one or more of the parties listed above could delay or prevent the development of San Cristobal as currently planned. There can be no assurance:

•       when or whether the San Cristobal project will be completed and start-up will commence;

•       whether the resulting operations will achieve the anticipated production volume; or

•       that the construction costs and ongoing operating costs associated with the development of the San Cristobal project will not be higher than anticipated.

We have never developed or operated a mine or managed a significant mine development project. We cannot assure you that the start-up of San Cristobal will be completed at the cost and on the schedule predicted, or that silver, zinc and lead grades and recoveries, production rates or anticipated capital or operating costs will be achieved.

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

In September 2006, we sold 35% of the San Cristobal project to Sumitomo Corporation. As a result of this transaction, Sumitomo obtained certain rights with respect to the management and operation of the project. For example, certain significant matters for the project require the approval of Sumitomo, including approval of annual programs and budgets, increases of 15% or more in capital expenditures or operating expenses and mergers or liquidations. If Sumitomo does not approve our proposals with respect to these matters, we may face significant delays in completing the project or improving its operations and may be unable to operate the project in the manner we believe to be in the best interests of our shareholders.

We and Sumitomo are required to provide our proportionate shares of funding for the project in order to complete construction and begin commercial operations. In 2005, in connection with the project finance facility, we placed in restricted accounts $184 million to fund construction of the San Cristobal project. In October 2005, we announced a $50 million increase in anticipated construction costs, which will be funded 65% by us and 35% by Sumitomo. If additional funding is necessary and Sumitomo does not pay its 35% share of such additional amounts, we would need to fund those amounts ourselves and there can be no assurance that we would have sufficient capital to fund the amounts required, and even if we do, additional amounts spent at San Cristobal may decrease our ability to fully fund our exploration program.

Sumitomo is also required to comply with certain provisions of the San Cristobal project financing agreements. If Sumitomo fails to comply with its obligations, the failure could result in a default under those agreements, in the subsequent acceleration of the San Cristobal project loans and settlement obligations under the derivative positions required by the project lenders, and enforcement of the lenders’ liens against the San Cristobal project. See “—We may be unable to comply with the terms and covenants of the debt financing for our San Cristobal Project.”

Our success will depend on our ability to manage our growth.

As we increase our development activity at San Cristobal and shift from construction to operation, we are experiencing significant growth in our operations, which we expect to continue and accelerate as we complete construction and anticipate the first sale of concentrates in the third quarter of 2007. This growth has created and will continue to create new positions and responsibilities for management personnel and will substantially increase demands on our operating and financial systems, especially those management personnel and systems that are located in Bolivia. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.

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

•       speculative activities;

•       expectations for inflation; and

•       political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices in the past have delayed the development of the San Cristobal project and could in the future adversely affect our ability to finance the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.

The following table sets forth for the periods indicated (1) the COMEX nearby active silver futures contract’s high and low price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange’s high and low settlement prices of zinc and lead in U.S. dollars per pound.

	Silver		Zinc		Lead
Year	High	Low	High	Low	High	Low
2002	5.13	4.22	0.42	0.33	0.24	0.18
2003	5.99	4.35	0.46	0.34	0.34	0.19
2004	8.29	5.49	0.56	0.42	0.45	0.29
2005	9.01	6.41	0.87	0.54	0.51	0.37
2006	14.83	8.74	2.05	0.87	0.80	0.43
2007*	14.70	12.19	1.88	1.40	0.88	0.70

*                    Through March 27, 2007

The closing prices of silver, zinc and lead on March 27, 2007 were $13.27 per troy ounce, $1.45 per pound and $0.84 per pound, respectively.

We may not be successful in hedging against metals price, currency and interest rate fluctuations; we expect to incur mark-to-market losses on our metals price hedges and could lose money through our hedging programs.

We have entered into metals trading transactions to hedge against commodity and base metals price risks, using puts, calls and forward sales. The terms of our debt financing for the San Cristobal project require that we utilize various price hedging techniques to hedge a portion of the metals we plan to produce at San Cristobal. If we fail to maintain the minimum level of hedge transactions required by the terms of our debt financing for the San Cristobal project, our ability to draw additional amounts from the lenders may be adversely affected. These derivative positions represent 4%, 13% and 17% of planned life-of-mine payable production of silver, zinc and lead, respectively. Since the third quarter of 2005, when the hedge transactions were entered into, we have recorded an aggregate of $818 million in non-cash mark-to-market losses related to the open metals derivative positions, resulting from increases in the spot and forward prices for silver, zinc and lead. During the periods that the derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

We expect to settle these hedges over time after the San Cristobal project is in production. If the completion and start-up of the project is delayed, operations are interrupted for any significant period or if we are unable for any reason to sell the quantity of metals corresponding to the terms of the applicable forward sale, we may be required to settle the forward sale and incur a loss equal to the difference in the terms of the forward sales agreement and the then current spot price. Depending on the price of the applicable metal at that time, the settlement of the forward sales could have a material adverse effect on our financial condition, results of operations and cash flows.

Further, under certain circumstances, we may be required to liquidate our hedge positions before their anticipated settlement date. Specifically, the hedge agreements contain a cross-default provision which entitles the hedge counterparties to accelerate the settlement date of the hedge positions in the event we default on the repayment of amounts due under the project finance facility. Amounts due upon early termination of our hedge positions could be in excess of the mark-to-market losses we have already recorded. There can be no assurance that we would have sufficient funds on hand or access to available capital to enable us to meet those commitments.

Finally, there can be no assurance that the use of hedging techniques will ultimately be to our benefit. Hedging instruments that protect against metals market price volatility may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production, which would cause us to record a mark-to-market loss, or decrease our cash flows and profits. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Hedging contracts also are subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

None of our mineral properties, including the San Cristobal project, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop the San Cristobal project is based on a feasibility study, and decisions about the development of other projects in the future may also be based on feasibility studies. Feasibility studies derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. Our profitability will be affected by changes in the price of metals. Feasibility studies derive estimates of average cash operating costs based upon, among other things:

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

The costs, timing and complexities of mine construction and development are increased by the remote location of many mining properties, like the San Cristobal project. It is common in new mining operations to experience unexpected problems and delays during development, construction and start-up at mines and mineral processing plants, and delays in the commencement of mineral production often occur. Further, mine construction and operation may be impacted by our relationships and standing within the communities in which we operate. Accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, or to the environment or the communities in which we operate, could negatively impact our operations and create unforeseen problems and delays. Accordingly, there is no assurance that our future development activities will result in profitable mining operations.

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

We derive the rights to some of our mineral properties from leaseholds or purchase option agreements that require the payment of rent or other installment fees. In addition, we must make annual mining patent payments to the Bolivian government totaling approximately $400,000 to maintain our concessions at San Cristobal. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. Some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. In addition, our ability to transfer or sell our rights to some of our mineral properties requires governmental approvals or third party consents, which may not be granted.

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

•       personal injury;

•       environmental damage;

•       delays in mining;

•       monetary losses; and

•       legal liability.

Although we maintain, and intend to continue to maintain, insurance with respect to our operations and mineral properties within ranges of coverage consistent with industry practice, there can be no assurance that insurance will be available at economically feasible premiums. Insurance against environmental risks is not generally available. These environmental risks include potential liability for pollution or other disturbances resulting from mining exploration and production. In addition, not all risks associated with developing and producing silver, zinc, lead and other metals are included in coverage, and some covered risks may result in liabilities which exceed policy limits. Further, we may elect to not seek coverage for all risks. The occurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be subject to fines or other penalties in connection with an alleged violation of the Foreign Corrupt Practices Act.

As we have previously disclosed, we have concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. We have contacted the Department of Justice (“DOJ”) and SEC and reported the results of our internal investigation. We have been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC and DOJ investigations. We cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

Our San Cristobal project and our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

We currently conduct exploration activities in Latin American countries with developing economies, including Bolivia, Mexico, Argentina and Peru. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

•       political instability and violence;

•       war and civil disturbance;

•       acts of terrorism;

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

Our San Cristobal project may be adversely affected by changes in the Bolivian Government’s policies toward the mining industry.

In December 2005, Evo Morales, leader of the Movement to Socialism party, was elected president of Bolivia. He took office in January 2006. In May 2006, President Morales required companies operating in the hydrocarbon industry to negotiate new contracts with the government, resulting in some cases in a significantly higher effective tax rate.

To date, there have been no formal proposals to nationalize the mining industry. The government may, however, alter its current policies with respect to the mining industry. President Morales and others in his administration have made public statements regarding their desire to recover natural resource production in Bolivia, including mining. If the San Cristobal project were nationalized, we might be unable to recover any significant portion of our investment in the project. The Bolivian government is currently considering various changes to applicable mining taxes, which would have the effect of increasing the overall tax burden on the San Cristobal project. Should these changes occur, the profitability of the San Cristobal project may be adversely effected.

If as a result of changes in government policy, we did not complete construction or were unable to operate the San Cristobal project, we could have substantial liabilities in connection with our hedge positions. We do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Bolivia.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the Mining Code unconstitutional. The Court’s ruling is not effective until May 2008, and the ruling urges the Bolivian Congress to enact legislation during that time which may supersede the ruling. Among other things, the ruling may limit the transferability of mining concessions and restrict our ability to transfer or mortgage our mining concessions, including the San Cristobal concessions that we have mortgaged as collateral to the lenders providing financing for the San Cristobal project. There can be no assurance that the Bolivian Congress will enact legislation to permit the transfer or mortgage of concessions prior to the May 2008 implementation and, if implemented, what the impact of the Court’s ruling will be. If the Court’s ruling is implemented and causes a negative effect on the validity of our existing San Cristobal mortgages, that situation could result in a default under the San Cristobal project finance facility, which could result in acceleration of the loan and hedge liabilities.

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

Our activities are subject to foreign environmental laws and regulations that may materially adversely affect our future operations.

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

Environmental legislation in many countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. In Bolivia, where there is relatively new environmental legislation, enforcement activities and strategies are under development, and thus may not be predictable. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (1) necessitate significant capital outlays, (2) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects and (3) materially adversely affect our future operations.

In addition, as a condition of the San Cristobal project finance facility, we are required to comply with the Equator Principles, an assortment of environmental and social standards that have been adopted by many large global financial institutions. The requirements set forth in the Equator Principles frequently exceed the requirements under Bolivian law. If we fail to materially comply with the Equator Principles, we would be in violation of the applicable loan covenant under our project finance facility. This may cause the lenders to declare a default which would have a material adverse effect on the San Cristobal project and our financial condition. See “—We may be unable to comply with the terms and conditions of the project finance facility for our San Cristobal project”.

Many of our exploration and development properties are located in historic mining districts where prior owners may have caused environmental damage that may not be known to us or to the regulators. In most cases, we have not sought complete environmental analyses of our mineral properties and have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. To the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities would reduce our net cash flow and could have a material adverse effect on our financial condition and results of operations. If we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

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

We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Further, our debt financing for the San Cristobal project includes requirements that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to us of any dividends by our subsidiaries. Our subsidiaries’ ability to pay dividends or make other distributions to us is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary’s liquidation, we may lose all or a portion of our investment in that subsidiary.

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

We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal project.

In December 2005, in order to finance construction and start-up costs for the San Cristobal project, we entered into a $225 million project finance facility with several large financial institutions. As of March 27, 2007, we had borrowed $200 million pursuant to the facility and expect to draw the remaining amounts as part of our funding for the construction of the project. Our obligations under the facility are secured by substantially all of the assets of certain of our subsidiaries, including our Bolivian subsidiary that holds the San Cristobal project. The terms of the project finance facility obligate Apex Silver as well as certain of our subsidiaries, including our Bolivian subsidiary, to meet numerous ongoing conditions and covenants. These covenants include obligations related to the construction and operation of the project as well as certain financial covenants pertaining to Apex Silver and our subsidiaries. In some cases, such as the lenders’ approval of the annual update to the San Cristobal operating plan and budget, determining whether we are in compliance with the covenants depends, at least in part, on the reasonable judgment of the lenders. Failure to meet one or more of these conditions or covenants could prevent us from future borrowing under the loan facility and could cause the lenders to declare us in default on our existing obligations. If such a default were declared and remained uncured, all borrowed amounts could become due and payable immediately and we may be required to immediately settle all outstanding hedge positions. Since we currently have no operations or source of funds, there can be no assurance that we would be able to repay such amounts. If we are unable to repay the borrowed amounts or otherwise perform our obligations under the project finance facility, the lenders may be entitled, in certain circumstances, to enforce their lien and take possession of the secured assets, including the assets that comprise the San Cristobal project. In addition, failure to pay amounts accelerated under the project finance facility may result in a default under the terms of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024.

In the past, we have violated certain covenants or representations set forth in the project finance facility and have requested and received waivers from the lenders with respect to these potential violations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. There can be no assurance that we would be able to obtain similar waivers from the lenders in the future. In addition, the project finance facility contains a representation that Apex Silver and certain of its subsidiaries are solvent. This representation must be true each time we borrow under the facility. As a result of the mark-to-market liability related to our metals derivative positions, it is not certain that we will be able to make that representation at the time of future borrowings. If we are not solvent at a future borrowing date, the lenders may refuse to grant a waiver of that requirement and would be entitled to refuse to loan additional amounts under the facility.

We depend on the services of key executives.

We are dependent on the services of key executives including our chief executive officer and a small number of highly skilled and experienced executives and personnel focused on the development of the San Cristobal project. Due to the relatively small size of Apex Silver, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of the San Cristobal project may delay or otherwise adversely affect the development, start-up and operation of the San Cristobal project, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Apex Silver and certain lower tier subsidiaries will likely be treated as passive foreign investment companies for U.S. federal income tax purposes.

We believe that Apex Silver likely was a passive foreign investment company (“PFIC”) for 2004 through 2006, and likely will be a PFIC in 2007 as well as potentially with respect to future years. If we are a PFIC, a holder of Ordinary shares who is a U.S. person for U.S. tax purposes (a “U.S. Holder”) will be subject to certain adverse U.S. federal income tax rules. Under the PFIC rules, a U.S. Holder who disposes or is deemed to dispose of Ordinary shares at a gain, or who receives or is deemed to receive certain distributions with respect to Ordinary shares (“Excess Distributions”), generally will be required to treat such gain or distributions as ordinary income and pay an interest charge on the tax imposed with respect thereto. Certain elections may sometimes be used to reduce the adverse impact of the PFIC rules on U.S. Holders (so-called “qualifying electing fund” (“QEF”) and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The PFIC rules are extremely complex, and shareholders are urged to consult their own tax advisers regarding the potential consequences to them of Apex Silver being classified as a PFIC.

In addition, special adverse rules apply to U.S. Holders for any year in which Apex Silver is a PFIC and  has a non-U.S. subsidiary that is also a PFIC (a “Lower-tier PFIC”). As discussed below, we likely had a Lower-tier PFIC for 2004 and 2005 and we had a Lower-tier PFIC for 2006. U.S. Holders of Apex Silver generally will be deemed to own any Lower-tier PFICs and will be subject to the PFIC rules with respect to their indirect ownership of any Lower-tier PFICs. If we are a PFIC and a U.S. Holder does not make a QEF election for a Lower-tier PFIC, the U.S. Holder could incur liability for the tax and interest charge described above if (i) we receive an Excess Distribution from that Lower-tier PFIC; (ii) we dispose of all or part of our interest in the Lower-tier PFIC; or (iii) the U.S. Holder disposes of all or part of its Ordinary shares. Moreover, a QEF election that is made for Apex Silver will not apply to Lower-tier PFICs. While a U.S. Holder may make a separate QEF election for a Lower-tier PFIC in order to reduce the adverse impact of the PFIC rules with respect to that Lower-tier PFIC, the QEF election may accelerate the recognition of taxable income and may result in the recognition of ordinary income. In addition, a U.S.

Holder who has made a mark-to-market election for Apex Silver could be subject to the PFIC rules with respect to the Lower-tier PFIC, even though the value of the Lower-tier PFIC already was subject to tax via mark-to-market adjustments at the level of Apex Silver.

We previously disclosed that for 2005 and all subsequent taxable years, the potential for our lower-tier subsidiaries to be classified as Lower-tier PFICs with respect to new investors could be substantially eliminated without adverse tax consequences. In connection with the completion of the project financing for the San Cristobal project, however, we were required at the end of 2005 and in 2006 to contribute significant amounts to Minera San Cristobal S.A. (“MSC”), the Bolivian subsidiary that holds the principal assets associated with the project. Following those contributions, MSC began to earn interest income and consequently we believe that MSC was a PFIC in 2005 and 2006. As a result, U.S. Holders may be subject to the adverse tax treatment described above.

In certain filings made in years before 2006, we stated that we believed that Apex Silver may have been a PFIC, but that none of our non-U.S. lower-tier subsidiaries were PFICs. We now believe that certain of our non-U.S. lower-tier subsidiaries, including MSC, were Lower-tier PFICs in certain prior years. As a result, there is a possibility that some U.S. Holders may have suffered, or will suffer, adverse U.S. federal income tax consequences that they arguably might have avoided had they been aware of the PFIC status of these lower-tier subsidiaries. In the future, U.S. Holders may claim that they have suffered adverse tax consequences for which they could have taken remedial action if they had been aware that we had subsidiaries that were Lower-tier PFICs. It is not possible for us to determine the number of U.S. Holders, if any, that might make such a claim or to determine the merits or impact of such claims on us and whether such claims may be material to us.

Apex Silver reported a gain of $199.6 million on its financial statements for the period ended December 31, 2006 as a result of the indirect sale by Apex Silver to Sumitomo Corporation of a 35% interest in Apex’s San Cristobal project for $224 million in cash and certain deferred payments based on production from the project (the “Transaction”).

A U.S. Holder may be taxed on a proportionate share of the gain from the Transaction, as determined for PFIC purposes, and be subject to an interest charge on the tax liability, as described above, if Apex Silver and MSC are PFICs. A U.S. Holder who has timely made QEF elections both for Apex Silver and MSC would avoid the Excess Distribution rules, but would generally be subject to tax at rates applicable to capital gains on the holder’s proportionate share of the gain from the Transaction, or, if smaller, Apex Silver’s earnings and profits for the year. Some U.S. Holders who have not made timely filed QEF elections may be eligible to make a retroactive QEF election that would mitigate the adverse U.S. tax consequences of the Transaction on them. Moreover, under applicable proposed regulations the fact that our lower-tier subsidiaries may not have had earnings and profits for any taxable year since formation may arguably eliminate any adverse tax consequences arising from the failure of a U.S. Holder to make a QEF election with respect to the Lower-tier PFICs for prior years if the U.S. Holder makes a timely retroactive QEF election.

ITEM 1B:      UNRESOLVED STAFF COMMENTS

None.

ITEM 3:               LEGAL PROCEEDINGS

As previously disclosed, we concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. We have contacted the Department of Justice (“DOJ”) and SEC and reported the results of our internal investigation. We have been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC and DOJ investigations. We cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Ordinary Shares are listed on the American Stock Exchange under the symbol “SIL.”  As of March 27, 2007, we had approximately 160 shareholders of record and an estimated 12,000 additional beneficial holders whose Ordinary Shares were held in street name by brokerage houses.

We have never paid any dividends on our Ordinary Shares and expect for the foreseeable future to retain any earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. Further, our project finance facility for the San Cristobal project includes a requirement that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to Apex Silver of any dividends by our subsidiaries.

The following table sets forth the high and the low sale prices per share of our Ordinary Shares for the periods indicated. The closing price of the Ordinary Shares on March 27, 2007 was $13.57.

	2006		2005
Period	High	Low	High	Low
1st Quarter	$25.48	$14.61	$19.47	$15.80
2nd Quarter	26.00	12.85	15.84	11.54
3rd Quarter	17.65	13.41	17.20	12.61
4th Quarter	17.52	14.10	18.01	14.65

ITEM 6:               SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of Apex Silver for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the period from December 22, 1994 (inception) through December 31, 2006, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

						For the period from December 22, 1994 Inception
	Year ended December 31,					through
	2006	2005 Restated(1)	2004	2003	2002	December 31, 2006
	(in thousands)
Statement of Operations:
Operating (expenses)(2)	$(744,607)	$(175,498)	$(21,366)	$(6,594)	$(9,524)	$(1,039,112)
Other income (expense) net(3)	222,998	13,725	2,521	550	870	253,513
Net loss before minority interest and income taxes	(521,609)	(161,773)	(18,845)	(6,044)	(8,654)	(785,599)
Income taxes	(749)	(379)	—	—	—	(1,128)
Minority interest in consolidated loss	8,813	16	—	—	—	13,388
Net loss	$(513,545)	$(162,136)	$(18,845)	$(6,044)	$(8,654)	$(773,339)
Net loss per Ordinary Share basic and diluted	$(9.09)	$(3.34)	$(0.41)	$(0.17)	$(0.24)
Weighted average Ordinary Shares outstanding	56,498	48,616	46,528	36,576	35,678
Cash Flow Data:
Net cash used in operating activities	(70,727)	(24,338)	(9,218)	(3,199)	(3,692)	(177,604)
Net cash used in investing activities	(223,012)	(1,869)	(518,926)	(4,519)	(5,452)	(859,019)
Net cash provided by financing activities(4)	$338,771	$3,275	$538,370	$3,875	$11,277	$1,086,463
Balance Sheet Data:
Total assets	$1,270,096	$780,511	$693,818	$146,167	$144,055
Long term liabilities	$1,278,474	$467,743	$339,987	$599	$770
Minority interest	$40	$34	$—	$—	$—
Shareholders’ equity (deficit)	$(103,290)	$227,229	$346,116	$143,986	$141,731

(1)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to our Consolidated Financial Statements, Note 2s for a discussion of the matters related to the restatement of the 2005 financial statements.

(2)          The 2006 amount includes a non-cash mark-to-market loss of $672.5 million related to our open derivative positions and a realized loss of $42.6 million on certain liquidated derivative positions. The 2005 amount includes a restated non-cash mark-to-market loss of $151.5 million related to our open derivative positions.

(3)          The 2006 amounts include a $199.6 million gain related to the sale to Sumitomo of a 35% interest in the subsidiaries that own our San Cristobal project.

(4)          The 2006 amount includes $180.0 million of borrowings under the project finance facility and $156.8 million of net proceeds from the sale of Ordinary Shares. The 2004 amounts include $328.1 million of net proceeds from the issuance of convertible notes and $208.6 million of net proceeds from sale of Ordinary Shares.

ITEM 7:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on Form 10-K.

Overview

During 2006 we made significant progress on the construction of our San Cristobal project in southwestern Bolivia and at the end of the year the project was over 90% complete. Virtually all the engineering has been completed and all the major mechanical equipment has been installed. The most significant remaining task to be accomplished is the completion of the rail spur and the port facilities. Both of those tasks are proceeding on schedule and should be completed during the second quarter of 2007. We are looking forward to the first sale of concentrates from San Cristobal in the third quarter of 2007.

In addition to the significant progress on the development of the San Cristobal project, our other highlights from 2006 included the following:

•       Sumitomo Transaction—In September 2006, we sold a 35% interest in the San Cristobal project to Sumitomo Corporation. We retained a 65% interest in the project and continue to have operational control, subject to the provisions of a shareholders agreement entered into with Sumitomo in connection with the transaction. See “San Cristobal Project—Transaction with Sumitomo”. We recognized a gain of $199.6 million on the sale.

•       Public Equity Offering—In April 2006 we completed a public equity offering in which we raised $151.1 million. We have used a portion of the proceeds to advance the evaluation of our portfolio of exploration properties and the remaining amount remains available for exploration, business development activities or general corporate purposes.

•       Project Finance Facility—In February 2006 we received our first draw under our $225 million San Cristobal project finance facility. At year-end, we had drawn $180 million from the facility to finance the construction of the project. During February 2007 we borrowed an additional $20 million against the finance facility, bringing total borrowings under the facility to $200 million.

•       Royalty Income—We received $1.6 million in income from a net smelter return royalty we retained in connection with our recent sale of an exploration property. In 2004, we sold a section of our Platosa property in Mexico to an unaffiliated buyer. The buyer began test mining on the royalty section in 2006 and produced silver, zinc and lead with a net smelter value of $32.4 million. This royalty income represents our first income (other than investment income) since the inception of the company.

As we near the commencement of production at the San Cristobal project in 2007, we continue to face challenges. Some of these challenges include:

•       Derivative Positions—During 2005, we entered into certain forward sales, puts and calls for silver, zinc and lead. While most of these transactions were required in order to comply with a covenant in our San Cristobal project finance facility, a portion of the transactions were discretionary. Because of high spot and forward prices for silver, zinc and lead, we have recognized significant non-cash, mark-to-market losses on these derivative positions. During 2006, we made net cash payments of $48.3 million resulting in a realized loss of $42.6 million to settle all of our discretionary derivative positions, and recognized a non-cash mark-to-market loss of $672.5 million for the year with respect to the positions required by the project finance facility. Non-cash mark-to-market gains and losses from the open derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. However, if current spot prices continue into the future, we anticipate that the increased revenue from metals which are not hedged will generate a significant benefit to future earnings and cash flows. See “—Restatement of Prior Periods’ Results of Operations” below for a discussion of the restated valuations of our open derivative positions.

•       Political Matters in Bolivia. At various times during 2006, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. To date, there have been no formal proposals by the Bolivian government to nationalize the mining industry but it is possible that the government may alter its current policies with respect to the mining industry in the future. In addition, the Bolivian government is currently considering various changes to applicable mining taxes, which would have the effect of increasing the overall tax burden on the San Cristobal project. At present, various ideas have been proposed by government officials and others, but there is no legislation pending. Should these changes occur, the profitability of the San Cristobal project may be adversely effected.

•       Managing Growth. As the construction of the San Cristobal project continues to advance, we have experienced an increase in our administrative and management costs. These costs have arisen primarily due to the increased systems and personnel required to become an operating company, as well as the expenditures required to maintain compliance with the San Cristobal project finance facility.

Restatement of Prior Periods’ Results of Operations

We determined that the method used in prior periods to estimate the fair value of our open metals derivative positions was not appropriate. Pursuant to Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), we record our open derivative positions at their fair value on our consolidated balance sheet and record the changes in fair value to current earnings at the end of each reporting period.

Our derivative positions mature or expire on various dates over an approximate six-year period commencing in July 2007. Many of the derivative positions mature or expire beyond the periods covered by the major commodities price indices such as LME or COMEX, or expire in future periods covered by those indices with respect to which only limited trading activity has occurred. In instances where only limited market activity existed, we used price projections provided by an independent third party employing statistical analysis and models to estimate the fair value of our open derivative positions. The models used by the independent third party relied on commodities prices indices out to three months and mean reversion statistical estimates beyond the three-month period. Recently, we reassessed the market information reflected in the commodities prices indices out to twenty-seven months and quoted prices from the counterparties holding derivative positions and concluded that the additional market information is a more reliable indicator of fair value than the independent third party price projections we previously used.

Based on the reassessment, we concluded that we had understated the liability related to the open derivative positions commencing with the quarter ended September 30, 2005. The cumulative liability for our open derivative positions was understated by $95.1 million and $300.5 million at December 31, 2005 and September 30, 2006, respectively. In addition, correcting the error in the valuation of the open derivative positions impacted the gain and minority interest that we recognized on the sale of the 35% interests in the subsidiaries that own the San Cristobal project. The gain on the sale increased from $119.8 million to $199.6 million and the minority interest decreased from $88.4 million to $18.9 million at September 30, 2006.

As a result, we have concluded that our financial statements for the quarter ended September 30, 2005, the year ended December 31, 2005 and the first three quarters of 2006 should be restated. Use of the additional market information in calculating the fair value of our open derivative positions will likely result in increased volatility in our earnings during the next three years, the period over which most of the derivatives mature or expire. We intend to settle these derivatives with revenues from San Cristobal production over the six-year period commencing in July 2007. Therefore, the cash effect of settling these hedges will be realized as lower revenue over that six-year period and the ultimate losses or gains from these derivatives will be determined based upon market prices at the time of settlement.

Results of Operations

Gain on Sale of Interest in Subsidiary.   During 2006, we sold to Sumitomo Corporation a 35% interest in three subsidiaries that own our San Cristobal project, market project concentrates and hold the metals derivative positions associated with the project. We received $224 million in cash and will receive certain future payments from Sumitomo based on silver and zinc production from the project. We recorded a minority interest of $8.8 million in the net assets sold to Sumitomo and recognized a gain of $199.6 million related to the transaction. The gain is net of approximately $6.4 million of selling costs we incurred related to the transaction.

Subsequent to the close of the transaction with Sumitomo, we incurred certain losses primarily related to marking to market our open derivative positions entered into in connection with the project finance facility. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, generally accepted accounting principles do not permit the allocation of losses to the minority interest in excess of the minority owner’s interest in the subsidiary, unless the minority interest has a primary obligation to fund such losses. We and Sumitomo have each guaranteed our respective shares of the project finance obligations and the related metals derivative positions through the completion of the San Cristobal project (as defined in the project finance facility) at which time the guarantees will terminate. Project completion must occur by December 31, 2008. Since the derivative positions are expected to be funded through future earnings from the San Cristobal project, we do not anticipate that Sumitomo will be required to fund its proportionate interest in the mark-to-market losses prior to the completion of the San Cristobal project. Although Sumitomo’s share of the subsidiary’s losses for the year ended December 31, 2006, was $107.7, we only allocated $8.8 million of the loss to Sumitomo and absorbed the remaining $98.8 million loss as the $8.8 million minority interest benefit reduced the minority interest balance on our consolidated balance sheets to $0 at December 31, 2006. We anticipate recovering the $98.8 million we absorbed, and any additional minority interest losses we may absorb, from future earnings prior to distribution to the minority interest. We had no comparable transactions in 2005 or 2004.

See “Restatement of Prior Periods’ Results of Operations” above for a discussion of the revised valuations of our open derivative positions which impacted the gain and minority interest we recognized on the sale of an interest in the subsidiaries. The revised valuation of the derivative positions resulted in the gain on the sale being increased from $119.8 million to $199.6 million and the minority interest being decreased from $88.4 million to $18.9 million at September 30, 2006.

Royalty Income.   During 2006, we received $1.6 million of royalty income from a property in Mexico on which we retained a net smelter return royalty. The property is being test mined by a joint venture partner and we receive a royalty for product sold from the test mining operation. We did not receive any such royalties for the years ended December 31, 2005 and 2004.

Exploration.   Our exploration expenses, including property holding costs and allocated administrative expenses, were $8.3 million for the year ended December 31, 2006, as compared to $5.2 million and $5.3 million for the years ending December 31, 2005 and 2004, respectively.  The increase in exploration costs during 2006, as compared to 2005 and 2004, is primarily the result of our increased exploration activities in Mexico, Argentina, Peru, and Bolivia. None of the exploration expenses reported relate to the San Cristobal project.

Administrative.   Administrative expense was $21.2 million, $17.9 million and $18.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in administrative expense during 2006, as compared to 2005 and 2004, is primarily the result of increased compensation costs and administrative support costs indirectly associated with the advancement of our San Cristobal project, including marketing, treasury and compliance with the San Cristobal project finance facility. In addition, during 2006 we incurred legal fees related to an investigation of the previously reported improper payments at our South America subsidiary. The increase in administrative expense during 2005, as compared to 2004, excluding $8.1 million of non-recurring expenses in 2004, is primarily the result of additional personnel costs and related indirect support costs associated with the advancement of our San Cristobal project and our project financing efforts. The 2004 administrative expenses included approximately $6.6 million of one time non-cash compensation expense primarily associated with the retirement of our chairman and a $1.5 million one time payment made to a consultant related to the convertible note offerings completed during 2004.

Interest and Other Income.   We had interest and other income of $19.7 million, $14.3 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 increase in interest and other income, as compared to 2005 and 2004, is the result of the increased interest we earned on the higher average cash and investment balances that we held during the year resulting from the proceeds received from the Ordinary Share offering completed during the second quarter 2006 and the proceeds from the sale of the 35% interest in our San Cristobal project during September 2006. The 2005 increase, as compared to 2004, is the result of the increased interest we earned on the higher average cash and investment balances that we held during 2005 resulting from the proceeds received from the ordinary share and convertible debt offerings completed during 2004. In addition, interest rates have been gradually increasing since 2004.

Gains and Losses—Commodity Derivatives.   We recorded a loss of $715.1 million and a restated loss of $151.5 million related to our total derivative positions for the years ended December 31, 2006 and 2005, respectively, compared to a $0.7 million gain recorded for the year ended December 31, 2004. The 2006 and 2005 losses are primarily the result of the non-cash mark-to-market valuation of our open metals positions related to the project finance facility hedge requirement and continuing high spot and forward prices for silver, zinc and lead. See “—Restatement of Prior Periods’ Results of Operations” above for a discussion of the revised valuations of our open derivative positions.

Interest Expense and Other Borrowing Costs.   Interest expense and amortized borrowing costs were $0.8 million, $7.3 million and $3.6 million resulting from total gross amounts of $26.9 million, $14.2 million and $6.1 million, less interest capitalized during the San Cristobal construction period of $26.1 million, $6.9 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The gross increases are the result of greater average outstanding debt balances during the progressive years. The 2006 and 2005 amounts include $0.5 and $0.9 million of accelerated amortization of deferred borrowing costs recorded related to the extinguishment of a portion of the debt during the respective years. The 2006 interest and other borrowing costs consisted of interest incurred on the project finance facility, interest incurred on the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 and interest incurred on capital leases. The 2005 interest and other borrowing costs consisted of interest incurred on the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 and interest incurred on capital leases. The 2004 interest and other borrowing costs were related to the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024.

Income Taxes.   Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes on income derived from services provided to Apex Silver Mines Limited and its subsidiaries. Other than amounts payable by Apex Silver Mines Corporation, we pay no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business in the U.S. that would generate U.S. taxable income. The Cayman Islands currently impose no corporate taxation. We have been granted an exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. For the years ended December 31, 2006 and 2005 our income tax provision totaled $0.7 million and $0.4 million, respectively, and consisted solely of withholding taxes on inter-company investment income and administrative charges. No such taxes were incurred during the year ended December 31, 2004. Deferred tax assets of approximately $30.0 million and $14.4 million at December 31, 2006 and 2005, respectively, resulting from operating loss carry-forwards of our subsidiaries, have been entirely offset by valuation allowances.

Liquidity and Capital Resources

Cash and Investment Balances

At December 31, 2006, our aggregate cash, restricted cash, short and long-term investments and restricted investments totaled $514.9 million compared to an aggregate of $351.9 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2005. The amounts held at December 31, 2006 include $49.8 million in cash and cash equivalents, $367.8 million in investments, $27.9 million of cash and $51.8 million of investments that are restricted to fund development at our San Cristobal project, $4.0 million of cash restricted to develop the port facility, $8.0 million of investments to colateralize certain letters of credit and $5.5 million of investments that are restricted and at maturity will provide the amounts necessary to pay interest through September 2007 on the 4.0% Convertible Senior Subordinated Notes Due 2024.

The increase in our aggregate balance of cash, restricted cash, short and long-term investments and restricted investments at December 31, 2006, compared to the prior year, is primarily the result of $151.1 million of net proceeds from an equity offering in April 2006, $180.0 million of borrowings against the San Cristobal project finance facility, and $224.0 million of proceeds from the sale of a 35% interest in our San Cristobal project to Sumitomo Corporation. In addition, our aggregate cash and investment balances increased as a result of $5.7 million of net proceeds from the sale of Ordinary Shares to fund the power line construction, $3.4 million of proceeds from employee stock options exercised, $1.4 million of proceeds received from a loan from the power line contractor’s parent and a net decrease in restricted cash of $103.2 million. The increases in our cash and investment balances were all partially offset by $276.9 million invested in property, plant and equipment related to the development of the San Cristobal project; $70.7 million used to fund operations, property holding costs and administrative costs, net of interest and other income; the net purchase of $218.7 million of investments; $48.3 million of net premiums and liquidation payments made related to our discretionary metals derivative positions; $6.4 million of selling costs paid related to the sale of a 35% interest in our San Cristobal project; $0.7 million paid to the banks related to the project finance facility and payments on long-term debt (capital lease payments) of $2.2 million.

In conjunction with the sale of the 35% equity interest in the subsidiaries that own our San Cristobal project to Sumitomo, the project finance facility agreements were amended to provide for the release to us of $70.0 million of overrun financing previously held in accounts controlled by the lenders and approximately $5.7 million previously escrowed to meet interest payments on our subordinated notes. This $75.7 million (which was included in the $103.2 million of net decrease in restricted cash described above)

is now unrestricted and available to us for general corporate purposes. At December 31, 2006 these amounts were recorded as investments as discussed above.

In connection with an amendment to our San Cristobal project finance facility, we plan to deposit approximately $90 million in restricted margin accounts during the second quarter of 2007 as security for our metals derivative positions. See—“San Cristobal Project Finance Facility” below.

San Cristobal Project Finance Facility

At December 31, 2006, we had borrowed $180 million under our San Cristobal project finance facility. We borrowed an additional $20 million in February 2007, resulting in total outstanding borrowings of $200 million as of March 27, 2007. We are required to pay a 1.0% annual commitment fee on the undrawn amount of the facility. Interest on the outstanding amounts drawn under the facility is based on LIBOR plus a credit spread, which at December 31, 2006 was 3.3%. The first principal payment under the facility is due in December 2008 with final maturity in December 2012. In connection with the transaction with Sumitomo, Sumitomo has guaranteed the repayment of 35% of the facility until completion, as defined in the facility. We have guaranteed repayment of the remaining 65% of the facility until completion. Project completion must occur by December 31, 2008.

The project finance facility contains covenants that require us to, among other things, maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements. Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require repayment of all amounts outstanding under the facility and cash settlement of any derivative liabilities associated with the San Cristobal project.

As a result of the restatement described above, we breached certain representations and covenants regarding the preparation of financial statements in accordance with U.S. GAAP. On March 15, 2007, we obtained waivers from the project lenders for these breaches and any related events of default. We have also obtained waivers of compliance with certain technical covenant violations and confirmation that the effects of the restatement do not constitute a material adverse effect, as defined.

Pursuant to the covenants contained in the facility, we are required annually to submit a revised Construction Budget, Operating Plan, and Financial Model (collectively the “Updated Plan”) for the San Cristobal project by November 1. We are currently operating under the Construction Budget, Operating Plan, and Financial Model initially approved by the lenders when the facility was entered into (the “Initial Plan”) which remains in effect until the Updated Plan is approved. We submitted our Updated Plan for 2007 in a timely manner. The Updated Plan required prices of $5.25 per ounce for silver, $0.48 per pound for zinc and $0.26 per pound for lead, compared to spot prices as of March 27, 2007 of $13.27, $1.45 and $0.84, respectively. The Updated Plan also reflected higher operating costs than previously assumed primarily as a result of the impact of record high commodity prices. A large portion of Apex’s operating costs are directly influenced by these high commodities prices, including costs for diesel, reagents, and tires.   The low metals prices required by the facility coupled with higher current operating costs resulted in projected cash flow that would be insufficient to meet certain other facility requirements, including minimum cash flows and debt service coverage ratios required after completion. As a result, we requested that the lenders approve certain waivers and amendments to permit the use of higher metals prices. In early January 2007, the lenders rejected the Updated Plan.

As provided by the terms of the project finance facility, we have since been engaged in discussions with the lenders to agree upon a mutually acceptable Updated Plan. The lenders have proposed higher metals prices than those contained in the agreement that will allow us to present an Updated Plan that will meet the project loan facility’s financial requirements. The lenders have also proposed an adjustment to the facility’s repayment schedule to require a larger percentage of principal to be repaid in earlier years and an increase in the mandatory cash flow sweep from 35% to 45% of excess cash flow. We and

Sumitomo have agreed to purchase zinc puts covering approximately 73,000 tonnes of zinc production in 2008 and 2009. We will also fund a $91 million margin account with the two banks holding the derivative positions and Sumitomo will provide a post-completion guarantee of the derivative positions in the amount of $49 million. This support will be decreased by 33% at the end of each of the years from 2008 through 2010.

We and Sumitomo have accepted these proposals and amendments to the facility agreements and an Updated Plan for submission to the lenders are being drafted. Once the amendments to the agreements and Updated Plan are complete, an affirmative vote by the lenders is required for final approval. At the date of this filing, formal approval of the amendments to the agreements and the Update Plan by the requisite majority of lenders has not yet been obtained. While there can be no assurances that lender approval will be obtained, we believe the necessary amendments and the Updated Plan will be approved by the requisite majority of lenders.

If the amendments and the Updated Plan are not approved by the lenders, until such time as approval is obtained, we would be required to operate in all material respects, as defined by the facility, in compliance with the Initial Plan. If our operations fail to comply with the Initial Plan in all material respects, the lenders could declare a default and require us to settle all amounts outstanding under the facility and derivatives liability. Because our current projections indicate that cash flows and operating ratios will exceed those in the Initial Plan, we believe that operations will comply in all material respects with the Initial Plan. However, we cannot predict what actions the lenders might take if they deem that we are not in material compliance with the Initial Plan.

If an event of default occurs, the lenders could require immediate payment of amounts outstanding under the facility and settlement of the derivatives liability. If such a demand were successfully made, we would require additional debt or equity financing in order to satisfy our obligations. There is no assurance that we would be able to obtain additional financing on acceptable terms, or at all. We had liabilities in excess of our assets at December 31, 2006, due to our derivative liability.

Sources and Uses of Funds

During the third quarter 2006, we revised our estimate for the total amount of project funding required for the San Cristobal project from January 1, 2004 through the beginning of production scheduled for the third quarter of 2007 to approximately $650 million or an 8% increase over the original estimate developed in December 2004. This amount includes all estimated costs required to commence production at San Cristobal, including all engineering, procurement and construction costs, as well as estimates for constant-dollar escalation and contingencies. The estimate excludes $22 million advanced through the issuance of Ordinary Shares to the company constructing the power line, $6 million advanced to or escrowed for the company constructing the port facilities and approximately $43 million of working capital. Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services. Excluding the power line and port advances, we have spent approximately $518 million on the Project through December 31, 2006. In addition to the amounts above, we have incurred interest and other financing costs related to the project finance facility of approximately $20 million and anticipate an additional $10 million prior to the start up of operations.

During 2007, we expect to spend approximately $160 million on the San Cristobal project,  representing the remainder of the approximately $650 million total project cost estimate, plus an additional $40 million of working capital and $10 million of project financing interest costs prior to start up of operations. The preceding amounts include $50 million in total project costs and $16 million in working capital in excess of the original estimates. We expect to fund these cash requirements by liquidating the restricted investments already set aside for this purpose, drawing the remaining funds available from the project financing facility, and using existing cash and investments to fund our 65% of the requirements in excess of the original estimates, with Sumitomo funding the remaining 35%. In addition, during the next twelve months we expect to spend approximately $18 million on general corporate costs and approximately

$10 million on interest payments related to the outstanding convertible debt. Our current plans call for expenditures of approximately $14 million on exploration efforts during the next twelve months. We plan to fund these expenditures from our existing cash and investment balances and from interest and other income. In addition we expect operating cash flows to begin during the third quarter of 2007. In addition, as discussed above, we plan to deposit approximately $91 million in restricted fixed margin account during the second quarter of 2007 as security for our metals derivative positions.

Because we did not file our annual report on Form 10-K on or before the deadline prescribed by the SEC, we will be unable to use our existing shelf registration statements to complete public equity or debt offerings until at least March 2008. While we still may be able to access public capital markets by filing a new registration statement, such offerings may be more difficult and subject to greater delay in the absence of an effective shelf registration statement.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006:

Contractual Obligations (thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Convertible debt	$289,987	$—	$—	$—	$289,987
Interest payments convertible debt	76,595	9,574	19,149	19,149	28,723
Bank debt	180,000	—	64,620	95,220	20,160
Interest payments bank debt	60,798	16,084	30,310	14,060	344
Capital leases	17,349	2,993	5,451	3,693	5,212
Interest payments on capital leases	9,184	2,397	3,467	2,129	1,191
Operating leases	879	374	505	—	—
San Cristobal property leases	6,800	400	800	800	4,800
Purchase obligations(1)	49,695	49,695	—	—	—
Fair value of open derivative positions	818,198	39,080	570,982	207,696	439

(1)          The amount does not include an approximately additional $60 million of purchase obligations the Company intends to commit to in the future to complete the San Cristobal Project.

Total interest payments due on the convertible debt includes only those payments expected to be made through 2014 based on our expectation that the convertible debt holders may require us to repurchase the notes in 2014. The bank debt is all related to the project finance facility and reflects the anticipated new amortization schedule discussed above in Liquidity and Capital Resources. Interest on the project finance facility is based on LIBOR plus a credit spread, and the above interest calculation is based on LIBOR at December 31, 2006. As provided in the proposed amendments to the San Cristobal project finance facility (see “—Liquidity and Capital Resources”), the payment schedule for the project finance facility may be modified to reflect total payments of $115.9 million in years two and three and $64.1 million in years four and five. The operating lease obligations are related to the office facilities at our corporate headquarters. The San Cristobal property lease payments are payments we must make to the Bolivian government to maintain our rights to the San Cristobal mining concessions. The purchase obligations are related to orders placed for long lead time equipment being purchased for the San Cristobal project.

From time to time we enter into lease option agreements related to exploration properties that are of interest to us. These agreements typically contain escalating lease payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and the agreements can be terminated by us at any time.

Regulatory Compliance

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

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Reserves

Reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Our current proven and probable reserve estimates at San Cristobal total approximately 251 million tonnes of ore grading 55 grams per tonne silver, 1.54% zinc and 0.53% lead, containing approximately 446 million ounces of silver, 8.53 billion pounds of zinc and 2.92 billion pounds of lead. The reserves are based on $8.51 per ounce silver, $0.86 per pound zinc and $0.47 per pound lead. These prices represent the three-year average prices for each of the metals as per guidelines established by the Securities and Exchange Commission.

Mineral properties

When we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Beginning September 1, 1997, costs associated with our San Cristobal project have been capitalized. Capitalized costs at San Cristobal include all direct costs associated with the project, certain interest costs, depreciation on assets being used to construct the project and other internally allocated costs directly associated with the advancement of the project.

Derivative positions

We record all open derivative positions on our consolidated balance sheet at estimated fair value. Changes in the fair value of the open derivative positions are recorded each period in earnings. Through December 31, 2006, we had not accounted for any transactions as hedge transactions. Therefore, all open derivative positions have been adjusted to estimated fair value at the end of each reporting period with the related change in value recorded to earnings.

We determine the fair value of our open derivative positions by applying market values obtained from the counterparties holding our derivative positions. We independently verify that the values received from the counterparties are based on major commodities price indices such as the LME, COMEX and other available market data. (See “Restatement of Prior Periods’ Results of Operations” above for a discussion of the restated fair market value of our open derivative liability for the periods September 30, 2005 through September 30, 2006). As of December 31, 2006, the fair market value of our open derivative liability was a net $818.2 million.

Asset retirement obligations

We record asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS No. 143, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  An offsetting Asset Retirement Cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated and depreciated over the useful life of the asset. During 2006 and the second half of 2005, we conducted certain activities at our San Cristobal property, primarily certain earth works and plant construction, that will require future reclamation and closure expenditures. Prior to the second half of 2005 there were no activities that resulted in an ARO.

See Note 2 of the accompanying Notes to our Consolidated Financial Statements included in this Form 10-K for additional accounting policies.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under our $225 million project finance facility for the construction of the San Cristobal project. The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes. The project finance facility bears interest at LIBOR plus a credit spread. As of December 31, 2006, we had borrowed $180 million under the facility. Assuming the full $225 million amount is borrowed under the facility, an increase of 0.5% in the LIBOR would result in an annual increase in interest expense of $1.125 million. We have not entered into any agreements to hedge against unfavorable changes in interest rates but may in the future manage our exposure to interest rate risk.

We invest excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. Based on the average cash balances outstanding during 2006, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $4.2 million.

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

We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for the San Cristobal project that was denominated in Euros. At December 31, 2006, we did not hold any foreign currency derivative positions.

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

To complete the San Cristobal project finance facility, we were required to implement price protection for a portion of our planned silver, zinc and lead production from San Cristobal. We have entered into contracts utilizing forward sales, puts and calls. Non-cash mark-to-market gains and losses from these and other derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The actual final financial impact of the derivative positions required by the project financing facility will not be known until the positions are closed on their future settlement dates. Our outstanding derivative positions represent 4%, 13% and 17% of planned life-of-mine payable production of silver, zinc and lead at San Cristobal but represent a significantly higher proportion of our planned production during the six years in which the derivative positions are in place.  For the first six years of production, we have hedged approximately 10%, 24% and 32% of planned production of silver, zinc and lead, respectively. See the Notes to our Consolidated Financial Statements, Note 9, “Sales Contracts and Derivative Instruments”.

As a result of rising commodity prices, we recorded non-cash mark-to-market losses of $672.5 million on our open derivative positions for the year ended December 31, 2006. During the same period, we made net cash payments of $48.3 million and realized a $42.6 million loss to settle the majority of certain discretionary hedge positions that were not required by the project financing facility. As of December 31, 2006, the fair value of our open derivative positions reflected an $818.2 million liability. Non-cash mark-to-market gains and losses from the open derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. However, if current spot prices continue into the future, we anticipate that the increased revenue from production which is not protected will generate a significant benefit to future earnings and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

ITEM 8:               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” and contained in this Form 10-K at page F-1.

ITEM 9:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:       CONTROLS AND PROCEDURES

Consideration of the Restatement

As discussed in Notes 2 and 19 to our consolidated financial statements and as also discussed in Item 7 in this Annual Report on Form 10-K, we have restated our consolidated financial statements as of and for the quarter ended September 30, 2005, the year ended December 31, 2005, and for each of the three quarters in the nine months period ended September 30, 2006, to correct an understatement of our derivatives liabilities as of each of those periods end dates.

Our decision to restate our consolidated financial statements follows a re-assessment of the available market information related to our metals derivatives and the conclusion that quoted prices from trading institutions are a more reliable indicator of fair value than the independent third party price projections previously used by us. Accordingly, we concluded that our metals derivative liability was significantly understated for the reporting periods noted above. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein.

In connection with the restatement, management identified two material weaknesses in our internal control over financial reporting at December 31, 2006. See “Management’s Report on Internal Control over Financial Reporting” presented below.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

•       provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

•       provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on its evaluation, management has concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2006:

•       The Company did not maintain effective controls over the valuation of the metals derivatives positions related to its project finance facility. Specifically, effective internal controls were not designed and operating to accurately assess available market data in the valuation of its metals derivatives. This control deficiency resulted in the restatement of the Company’s 2005 annual consolidated financial statements; interim consolidated financial statements for the quarter ended September 30, 2005 and for each of the first three quarters of 2006; and an audit adjustment to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s derivatives liabilities, gain on sale of interest in subsidiaries, minority interest in subsidiaries, minority interest in loss of consolidated subsidiaries, and in the accumulated deficit accounts, that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•       The Company did not maintain effective controls over the monitoring of its compliance with certain covenants related to its project finance facility. Specifically, effective internal controls, including monitoring by management with the requisite level of experience commensurate with our loan compliance requirements, were not designed and operating to enable the identification of covenant violations which affect certain of the Company’s financial statement disclosures and presentations. This control deficiency could result in the misclassification of the amount outstanding under the project finance facility, as well as the derivatives liabilities as non-current liabilities, that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria set forth in the COSO framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses

To address the material weaknesses described above, management has implemented a remediation plan which will supplement the existing controls of the Company, as follows:

•       strengthen controls to ensure that management accurately assesses all available market information in the valuation of the Company’s  metal derivatives.

•       hire a  Senior Treasury Analyst, with a level of experience to match our loan compliance requirements, who will have direct responsibility to closely monitor compliance with the Company’s project finance facility and other financing arrangements. Training will also be provided to key personnel regarding the loan compliance requirements.

The material weaknesses will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weaknesses will be reviewed with the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:      OTHER INFORMATION

None.

PART III

ITEM 10:        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Apex Silver is incorporated by reference to the section entitled “Election of Directors” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2007 annual meeting of shareholders (the “Proxy Statement”). See “Part I—Items 1 and 2:  Business and Properties—Management” for information regarding executive officers of Apex Silver.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions. A copy of the code of ethics is available on Apex Silver’s website at www.apexsilver.com. To view, click on “About Apex Silver” on the left side of the page and then click on “Corporate Governance”. In the event our board of directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

ITEM 11:        EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Proxy Statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10-K.

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the caption “Security Ownership of Principal Shareholders and Management” in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the information contained under the caption “Certain Transactions” contained in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 14:        PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information contained under the caption “Audit Committee Report” contained in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.

PART IV

ITEM 15:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)          Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)          Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)          The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of the Company.(1)
3.2	Amended and restated Articles of Association of the Company.(1)
4.1	Specimen of certificates representing the Company’s ordinary shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant issued in connection with the January 2004 private placement.(3)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(4)
4.4	Form of Global Note, dated March 16, 2004.(4)
4.5	Form of Global Note, dated April 1, 2004.(5)
4.6	Form of Warrant issued in connection with the offering of our ordinary shares pursuant to a prospectus supplement filed April 3, 2003.(6)
4.7	Form of Warrant issued in connection with the offerings of our ordinary shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003.(6)
4.8	Indenture, dated October 15, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(7)
4.9	Form of Global Note, dated October 15, 2004.(7)
4.10	Form of Global Note, dated December 14, 2004.(8)
10.1	Management Services Agreement among the Company and its subsidiaries.(9)
10.2	Employees’ Share Option Plan(10)
10.3	2004 Equity Incentive Plan.(11)
10.4	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan.(12)
10.5	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan.(12)
10.6	Form of Option Grant to Non-Employee Directors(13)
10.7	Form of Change of Control Agreement.(14)

10.8	Registration Rights Agreement, dated March 16, 2004, among Apex Silver Mines Limited, Barclays Bank PLC and Citigroup Global Markets Inc.(4)
10.9	Registration Rights Agreement, dated as of October 15, 2004, by and between Apex Silver Mines Limited and Citigroup Global Markets Inc.(7)
10.10	Collateral Pledge and Security Agreement dated as of October 15, 2004, among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(7)
10.11

Amended and Restated Collateral Pledge and Security Agreement, dated December 14, 2004 among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(8)

10.12	EPCM Services Supply Agreement between Minera San Cristobal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004.(14)
10.13	Open Pit Contract Mining Services Agreement between Minera San Cristobal, S.A. and Washington Group Bolivia, S.R.L.(12)
10.14	Loan Agreement, dated December 1, 2005, between Minera San Cristobal, S.A., the Lenders identified therein and BNP Paribas, as Administrative Agent.(16)
10.15	Loan Agreement, dated December 1, 2005, between Minera San Cristobal, S.A. and Corporacion Andina de Fomento.(16)
10.16

Common Security Agreement, dated December 1, 2005, among Minera San Cristobal, S.A., Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L Apex Metals GmbH, BNP Paribas, Barclays Capital PLC, JPMorgan Chase Bank, N.A., Corporacion Andina de Fomento and the secured parties and hedge banks party thereto.(16)

10.17	Sponsor Pledge Agreement, dated December 1, 2005, between Apex Silver Mines Limited and JPMorgan Chase Bank, N.A.(16)
10.18	Completion Agreement, dated December 1, 2005, among Apex Silver Mines Limited, BNP Paribas, Barclays Capital PLC and JPMorgan Chase Bank, N.A.(16)
10.19	Retirement Agreement and Release dated February 13, 2006 between Keith R. Hulley, Apex Silver Mines Corporation and Apex Silver Mines Limited.(17)
10.20	Restricted Shares Award Agreement, dated February 21, 2006, between Apex Silver Mines Limited and Keith R. Hulley.(17)
10.21	Option Agreement, dated September 25, 2006, between Apex Silver Mines Limited and Sumitomo Corporation.(18)
10.22	MSC Shareholders Agreement, dated September 25, 2006, between Apex Silver Mines Sweden AB, Apex Luxembourg S.À R.L., Gotlex Lageraktiebolag nr. 451, and Minera San Cristobal, S.A.(18)
10.23	Deferred Payments Agreement, dated September 25, 2006, between Apex Silver Mines Sweden AB and Sumitomo Corporation.(18)

10.24

Omnibus Amendment Agreement, dated September 20, 2006, between Minera San Cristobal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L, Apex Metals GmbH, Apex Silver Finance Ltd., Gotlex Lageraktiebolag nr. 451, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A., the Senior Lenders party thereto and the Hedge Banks party thereto.(18)

10.25	Purchase and Sale Agreement, dated September 25, 2006, between Apex Silver Mines Limited, Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB and Sumitomo Corporation.(18)
10.26	Separation Agreement and Release, dated June 9, 2006, between Mark A. Lettes and Apex Silver Mines Corporation.(15)
10.27	Underwriting Agreement, dated April 6, 2006, between Apex Silver Mines Limited and Harris Nesbitt Corp.(15)
10.28	Non-Employee Directors’ Share Plan, as amended.(19)
10.29	Form of Indemnification Agreement.(20)
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Mine Reserves Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

(15) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(16) Incorporated by reference to our Current Report on Form 8-K filed December 8, 2005.

(17) Incorporated by reference to our Current Report on Form 8-K filed February 27, 2006.

(18) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(19) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(20) Incorporated by reference to our Current Report on Form 8-K filed March 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 2, 2007 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ JEFFREY G. CLEVENGER
Jeffrey G. Clevenger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY G. CLEVENGER	President, Chief Executive Officer and	April 2, 2007
Jeffrey G. Clevenger	Director (Principal Executive Officer)
/s/ HARRY M. CONGER	Director	April 2, 2007
Harry M. Conger
/s/ OVE HOEGH	Director	April 2, 2007
Ove Hoegh
/s/ KEITH R. HULLEY	Director	April 2, 2007
Keith R. Hulley
/s/ KEVIN R. MORANO	Director	April 2, 2007
Kevin R. Morano
/s/ TERRY M. PALMER	Director	April 2, 2007
Terry M. Palmer
/s/ CHARLES B. SMITH	Director	April 2, 2007
Charles B. Smith
/s/ PAUL SOROS	Director	April 2, 2007
Paul Soros
/s/ GERALD J. MALYS	Chief Financial Officer (Principal Financial	April 2, 2007
Gerald J. Malys	Officer) and Senior Vice President, Finance
/s/ ROBERT P. VOGELS	Vice President and Controller	April 2, 2007
Robert P. Vogels	(Principal Accounting Officer)

APEX SILVER MINES LIMITED
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and 2005	F-5
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2006,2005, and 2004 and for the period from December 22, 1994 (inception) through December 31, 2006	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the period from December 22, 1994 (inception) through December 31, 2006	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004 and for the period from December 22, 1994 (inception) through December 31, 2006	F-10
Notes to the Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Apex Silver Mines Limited:

We have completed integrated audits of Apex Silver Mines Limited’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries (a development stage enterprise) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 and, cumulatively, for the period from December 22, 1994 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2(s) to the consolidated financial statements, the Company restated its 2005 consolidated financial statements.

As discussed in Note 2(l) to the consolidated financial statements, the Company changed its method of accounting for stock compensation effective January 1, 2006.

As disclosed in Note 7 to the consolidated financial statements, the formal approval by the requisite majority of the lender consortium of the 2007 Construction Budget, Operating Plan and Financial Model as required by the terms of the San Cristobal Project Financing Facility has not yet been obtained.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A, that Apex Silver Mines Limited did not maintain effective internal control over financial reporting as of December 31, 2006, because the Company did not maintain effective controls over (1) the valuation of its metals derivatives positions related to its project finance facility and (2) the monitoring of its compliance with certain covenants related to its project finance facility, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1.                The Company did not maintain effective controls over the valuation of its metals derivative positions related to its project finance facility. Specifically, effective internal controls were not designed and operating to accurately assess available market data in the valuation of its metals derivatives.   This control deficiency resulted in the restatement of the Company’s 2005 annual consolidated financial statements; interim consolidated financial statements for the quarter ended September 30, 2005 and for each of the first three quarters of 2006; and, an audit adjustment to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s derivatives liabilities, gain on sale of interest in subsidiaries, minority interest in subsidiaries, minority interest in loss of consolidated subsidiaries, and in the accumulated deficit accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

2.                The Company did not maintain effective controls over the monitoring of its compliance with certain covenants related to its project finance facility.  Specifically, effective internal controls, including monitoring by management with the requisite level of experience commensurate with the Company’s loan compliance requirements, were not designed and operating to enable the identification of covenant violations which effect certain of the Company’s financial statement disclosures and presentations. This control deficiency could result in the misclassification of the amount outstanding under the project finance facility, as well as the derivatives liabilities as non-current liabilities, that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Apex Silver Mines Limited did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Apex Silver Mines Limited has not maintained effective internal control over financial reporting as of December 31, 2006,  based on criteria established in Internal Control—Integrated Framework issued by the COSO

PricewaterhouseCoopers LLP
Denver, Colorado
April 2, 2007

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

		December 31,
	December 31,	2005
	2006	Restated
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$49,840	$4,808
Restricted cash	31,942	135,182
Investments	325,536	132,000
Restricted investments	65,343	67,491
Ore inventories	3,183	—
Materials and supply inventory	3,149	—
Prepaid expenses and other assets	9,984	5,824
Current assets	488,977	345,305
Property, plant and equipment (net)	641,758	379,138
Ore inventories	21,341	—
Deferred financing costs	19,485	21,604
Value added tax recoverable	54,158	20,052
Investments	42,255	—
Restricted investments	—	12,392
Other	2,122	2,020
Total assets	$1,270,096	$780,511
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$47,979	$74,487
Accrued interest payable	3,405	3,096
Derivatives at fair value	39,080	5,652
Current portion of long term debt	4,408	2,270
Current liabilities	94,872	85,505
Long term debt	492,195	320,021
Derivatives at fair value	779,118	145,719
Deferred gain on sale of asset	1,400	—
Asset retirement obligation	5,761	2,003
Total liabilities	1,373,346	553,248
Minority interest in subsidiaries (Note 12)	40	34
Commitments and contingencies (Note 14)
Shareholders’ equity (Deficit)
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,577,700 and 50,444,890 shares issued and outstanding, respectively	586	504
Additional paid in capital	669,487	486,762
Accumulated deficit during development stage	(773,339)	(259,794)
Accumulated other comprehensive loss	(24)	(243)
Total shareholders’ equity (Deficit)	(103,290)	227,229
Total liabilities and shareholders’ equity (Deficit)	$1,270,096	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)

	The years ended December 31,			For the period from December 22, 1994 (inception) through
		2005		December 31,
	2006	Restated	2004	2006
	(in thousands except per share data)
Operating income and expenses:
Exploration	$(8,316)	$(5,235)	$(5,306)	$(81,747)
Administrative	(21,247)	(17,860)	(18,162)	(91,105)
Gain (loss)—commodity derivatives	(715,120)	(151,515)	751	(865,668)
Gain (loss)—foreign exchange and currency derivatives	885	(678)	1,406	1,613
Asset retirement accretion expense	(406)	—	—	(406)
Amortization and depreciation.	(403)	(210)	(55)	(1,799)
Total operating expenses	(744,607)	(175,498)	(21,366)	(1,039,112)
Other income and expenses:
Interest and other income	19,678	14,295	6,108	54,350
Royalty income (Note 15)	1,619	—	—	1,619
Gain on sale of interest in subsidiaries	199,600	—	—	199,600
Gain on extinguishment of debt	2,875	6,765	—	9,640
Interest expense and other borrowing costs (net of $26,146, $6,895 and $2,478 capitalized during 2006, 2005 and 2004, respectively)	(774)	(7,335)	(3,587)	(11,696)
Total other income and expenses	222,998	13,725	2,521	253,513
Loss before minority interest and income taxes	(521,609)	(161,773)	(18,845)	(785,599)
Income tax expense	(749)	(379)	—	(1,128)
Minority interest in loss of consolidated subsidiary (Note 12)	8,813	16	—	13,388
Net loss	$(513,545)	$(162,136)	$(18,845)	$(773,339)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(24)	(311)	68	(267)
Reclassification for loss on securities included in net income	243	—	—	243
Comprehensive loss	$(513,326)	$(162,447)	$(18,777)	$(773,363)
Net loss per Ordinary Share—basic and diluted(1)	$(9.09)	$(3.34)	$(0.41)
Weighted average Ordinary Shares outstanding	56,498,416	48,615,586	46,528,341

(1)          Potential dilutive Ordinary Shares were antidilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in United States dollars)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Ordinary Shares		Paid-in	Accumulated	income	Shareholders’
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Issuance of shares upon incorporation December 22, 1994 ($0.85 per share)	8,822,546	$88.2	$5,571	$—	$—	$5,660
Net loss and comprehensive loss	—	—	—	(213)	—	(213)
Balance, December 31, 1994	8,822,546	88.2	5,571	(213)	—	5,446
Net loss and comprehensive loss	—	—	—	(1,861)	—	(1,861)
Balance, December 31, 1995	8,822,546	88.2	5,571	(2,074)	—	3,585
Issuance of shares in private placement ($8.00 per share)	4,256,700	42.6	32,407	—	—	32,449
Net loss and comprehensive loss	—	—	—	(11,723)	—	(11,723)
Balance, December 31, 1996	13,079,246	130.8	37,978	(13,798)	—	24,311
Purchase of minority interest in ASC Bolivia ($11.00 per share)	268,496	2.7	2,951	—	—	2,953
Issuance of shares to associates ($11.00 per share)	138,595	1.4	1,523	—	—	1,525
Issuance of shares for services ($1.49 per share)	115,207	1.2	232	—	—	233
Stock option compensation expense	—	—	417	—	—	417
Issuance of shares upon Initial Public Offering ($11.00 per share)	5,523,372	55.2	54,720	—	—	54,775
Net loss and comprehensive loss	—	—	—	(14,985)	—	(14,985)
Balance, December 31, 1997	19,124,916	191.2	97,820	(28,783)	—	69,229
Exchange of Apex LDC shares	7,079,006	70.8	(71)	—	—	—
Stock options exercised ($7.91 per share)	25,001	0.3	197	—	—	198
Stock awards ($8.50 per share)	21,838	0.2	185	—	—	186
Unearned compensation	—	—	(186)	—	—	(186)
Net loss and comprehensive loss	—	—	—	(11,030)	—	(11,030)
Balance, December 31, 1998	26,250,761	262.5	97,946	(39,812)	—	58,397
Stock options exercised ($8.77 per share)	25,549	0.3	224	—	—	224
Sale of Ordinary Share units ($12.00 per unit)	8,090,132	80.9	94,005	—	—	94,086
Commissions paid in stock ($12.00 per share)	84,184	0.8	(1)	—	—	—
Stock awards ($12.06 per share)	15,542	0.2	187	—	—	188
Unearned compensation (net)	—	—	(87)	—	—	(87)
Net loss and comprehensive loss	—	—	—	(7,979)	—	(7,979)
Balance, December 31, 1999	34,466,168	344.7	192,275	(47,791)		144,828
Stock compensation ($10.88 per share)	5,100	0.1	55	—	—	55
Stock awards ($9.13 per share)	15,361	0.2	140	—	—	140
Unearned compensation	—	—	273	—	—	273
Net loss and comprehensive loss	—	—	—	(7,740)	—	(7,740)
Balance, December 31, 2000	34,486,629	344.9	192,743	(55,531)	—	137,557

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in United States dollars)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Ordinary Shares		Paid-in	Accumulated	income	Shareholders’
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Balance, December 31, 2000	34,486,629	$344.9	$192,743	$(55,531)	$—	$137,557
Stock to acquire mineral rights ($9.43 per share)	96,136	1.0	906	—	—	907
Stock options exercised ($10.36 per share)	39,119	0.4	405	—	—	405
Stock issued as note payment ($10.95 per share)	70,875	0.7	775	—	—	776
Stock ($11.04 per share) and options to consultants	36,000	0.4	525	—	—	525
Stock awards (net) ($9.27 per share)	73,638	0.7	678	—	—	679
Net loss and comprehensive loss	—	—	—	(8,584)	—	(8,584)
Balance, December 31, 2001	34,802,397	348.0	196,032	(64,115)	—	132,266
Sale of Ordinary Shares ($13.10 per unit)	500,000	5.0	6,545	—	—	6,550
Stock to acquire mineral rights ($15.37 per share)	58,307	0.6	892	—	—	892
Stock options exercised ($9.12 per share)	555,244	5.6	5,057	—	—	5,063
Stock issued as note payment ($16.19 per share)	58,895	0.6	953	—	—	954
Stock ($13.34 per share) and options to consultants	204,655	2.0	3,561	—	—	3,563
Stock awards (net) ($12.95 per share)	88,819	0.9	1,149	—	—	1,150
Offering costs	—	—	(53)	—	—	(53)
Net loss and comprehensive loss	—	—	—	(8,654)	—	(8,654)
Balance, December 31, 2002	36,268,317	362.7	214,137	(72,769)	—	141,731
Stock options exercised ($9.77 per share)	317,220	3.2	3,096	—	—	3,099
Stock Warrants exercised ($12.92 per share)	60,000	0.6	775	—	—	775
Stock ($15.13 per share) and warrants to consultants	137,987	1.4	2,911	—	—	2,912
Stock awards (net) ($16.90 per share)	79,829	0.8	1,348	—	—	1,349
Stock issued as note payment ($14.53 per share)	11,287	0.1	164	—	—	164
Net loss and comprehensive loss	—	—	—	(6,044)	—	(6,044)
Balance, December 31, 2003	36,874,640	368.7	222,430	(78,813)	—	143,986
Stock options exercised ($11.03 per share)	159,700	1.6	1,760	—	—	1,762
Stock awards granted ($17.48 per share)	228,500	2.3	2,718	—	—	2,720
Stock to consultants ($19.64 per share)	23,681	0.2	465	—	—	465
Sale of Ordinary Shares net, ($21.02 per share)	10,393,276	103.9	208,508	—	—	208,612
Fair value of stock options granted	—	—	3,220	—	—	3,220
Stock option modification costs associated with retirement of the Chairman, a Board member and an employee	—	—	4,128	—	—	4,128
Unrealized gain on marketable equity securites	—	—	—	—	68	68
Net loss	—	—	—	(18,845)	—	(18,845)
Balance, December 31, 2004	47,679,797	$476.7	$443,229	$(97,658)	$68	$346,116

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in United States dollars)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Ordinary Shares		Paid-in	Accumulated	income	Shareholders’
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Balance, December 31, 2004	47,679,797	$476.7	$443,229	$(97,658)	$68	$346,116
Stock options exercised ($9.37 per share)	31,118	0.3	292	—	—	292
Stock granted as compenstaion ($17.63 per share)	82,500	0.8	416	—	—	417
Stock compensation accrued	—	—	175	—	—	175
Fair value of stock options granted	—	—	2,381	—	—	2,381
Stock to consultants ($16.06 per share)	10,647	0.1	171	—	—	171
Stock to construct power line ($14.66 per share)	1,134,799	11.4	16,629	—	—	16,640
Shares issued to retire debt, ($15.59 per share)	1,490,029	14.9	23,220	—	—	23,235
Shares issued to purchase common stock of unrelated entity, ($15.58 per share)	16,000	0.2	249	—	—	— 249
Unrealized loss on marketable equity securites	—	—	—	—	(311)	(311)
Net loss (Restated)	—	—	—	(162,136)	—	(162,136)
Balance, December 31, 2005 (Restated)	50,444,890	$504.4	$486,762	$(259,794)	$(243)	$227,229
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	5,451	—	—	5,451
Stock options exercised ($12.52 per share)	283,425	2.8	3,406	—	—	3,409
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	219	219
Net loss	—	—	—	(513,545)	—	(513,545)
Balance, December 31, 2006	58,577,700	$585.8	$669,487	$(773,339)	$(24)	$(103,290)

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	For the Years Ended December 31,			For the period from December 22, 1994 (inception) through
		2005		December 31,
	2006	Restated	2004	2006
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 13)	$(70,727)	$(24,338)	$(9,218)	$(177,604)
Cash flows from investing activities:
Purchase of available-for-sale investments	(627,320)	(635,950)	(459,534)	(1,820,512)
Sale of available-for-sale investments	324,842	811,990	175,989	1,388,794
Purchase of held-to-maturity investments	(24,662)	(5,466)	(226,295)	(263,869)
Sale of held-to-maturity investments	35,613	145,538	35,069	222,620
Purchase of available for sale restricted investments	(251,500)	—	(15,285)	(266,450)
Sale of available for sale restricted investments	279,900	335	—	280,235
Purchase of held-to-maturity restricted investments	(22,199)	(27,343)	—	(49,877)
Sale of held-to-maturity restricted investments	66,676	14,776	—	81,452
Payment of derivative premiums (net)	(48,293)	(101)	—	(48,394)
Advance for construction of port facility	—	(2,000)	—	(2,000)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	103,239	(135,036)	(26,562)	(34,905)
Procceds from sale of interest in subsidiary	224,000	—	—	224,000
Payment of selling costs related to sale of interest in subsidiary	(6,384)	—	—	(6,384)
Capitalized costs and additions to property, plant and equipment	(276,924)	(168,612)	(2,308)	(563,729)
Net cash used in investing activities	(223,012)	(1,869)	(518,926)	(859,019)
Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares (net of issuance costs of $4,781, $0 and $9,803 for 2006, 2005 and 2004 respectively)	156,794	16,640	208,612	580,357
Proceeds from issuance of convertible notes	—	—	339,987	339,987
Payment of debt issuance costs	(671)	(12,421)	(11,900)	(24,992)
Payment of notes and long term debt	(2,176)	(1,236)	(91)	(5,452)
Proceeds from note to power line contractor	1,415	—	—	1,415
Borrowings under project finance facility	180,000	—	—	180,000
Proceeds from exercise of stock options and warrants	3,409	292	1,762	15,148
Net cash provided by financing activities	338,771	3,275	538,370	1,086,463
Net increase (decrease) in cash and cash equivalents	45,032	(22,932)	10,226	49,840
Cash and cash equivalents, beginning of period	4,808	27,740	17,514	—
Cash and cash equivalents, end of period	$49,840	$4,808	$27,740	$49,840
Supplemental information:
Interest paid, net of amounts capitalized	$774	$10,883	$2,859	$14,516
Income taxes paid	$541	$261	$—	$802
Supplemental non-cash transactions: (See Note 13)

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

1.                 Incorporation, Recapitalization and Operations

Apex Silver Mines LDC (“Apex LDC”) was incorporated under the laws of the Cayman Islands on November 23, 1994 as a 30-year limited duration company and was capitalized on December 22, 1994. Apex Silver Mines Limited (“Apex Silver” or the “Company”) was formed under the laws of the Cayman Islands in March 1996 for the sole purpose of serving as a holding company for certain ownership interests in Apex LDC. A recapitalization was affected on August 6, 1996 whereby approximately 8.8 million or 55% of the then-outstanding shares of Apex LDC were exchanged on a one-for-one basis for identical equity instruments of Apex Silver (the “Recapitalization”). Apex Silver had no shares outstanding prior to the Recapitalization. In conjunction with the Recapitalization, Apex Silver and the shareholders of Apex LDC entered into a Buy-Sell Agreement (the “Buy-Sell Agreement”) which was designed to maintain the same beneficial interest in Apex LDC attributable to all shareholders of Apex LDC prior to the Recapitalization. Pursuant to the terms of the Buy-Sell Agreement, upon the request of the shareholders, Apex Silver was required to purchase the remaining outstanding shares of Apex LDC in exchange for cash, ordinary shares or a combination thereof, at the Company’s option. During 1996 and 1998, Apex Silver acquired the remaining outstanding shares of Apex LDC by exchanging on a one-for-one basis identical equity instruments of Apex Silver. Upon completion of the purchase of 100% of the outstanding shares of Apex LDC a total of approximately 20.2 million shares had been exchanged with Apex LDC. The recapitalization was considered a reorganization of entities under common control and consequently, for purposes of these financial statements, Apex Silver is considered the successor to Apex LDC and includes the carry over basis of all of the assets and liabilities of Apex LDC, from the inception date of December 22, 1994.

The Company’s principal activities are the exploration and development of mineral properties. The Company is currently an “exploration and development stage company” as it has not yet realized revenues from planned operations. Activities since inception have included acquisition of mineral interests, raising capital through debt and equity transactions and exploration and development activities. The Company is in the process of developing its San Cristobal property located in southwestern Bolivia and expects that development activities will be complete and commencement of operations will result in the first sale of concentrates in the third quarter 2007. Although the Company’s senior corporate and operating management have significant experience in developing, constructing, financing and operating very large mining complexes in many countries, the Company has never developed or operated a mine or managed a mine development project and there are certain risks associated with our ability to successfully complete the development of the San Cristobal project and commence production activities, including our ability to achieve anticipated production volumes, manage cost increases and operate the project in accordance with the terms and covenants of our project finance facility as described in Note 7.

The Company conducts exploration activities in Central America and South America and currently holds interests in non-producing mineral properties in Bolivia, Mexico, Peru and Argentina.

2.                 Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

the date of the consolidated financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations: environmental reclamation and closure obligations; estimates of recoverable metals in stockpiles; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

The policies adopted, considered by management to be significant, are summarized as follows:

a.                Basis of consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and San Cristobal Transportadora de Electricidad S.A. (“SC TESA”), a variable interest entity consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R (“FIN 46”) (see Note 2o). All inter-company transactions and balances have been eliminated at consolidation.

The Company consolidates more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. In cases where the Company does not own 100% of the interest in the consolidated subsidiary it recognizes a minority interest in the subsidiary and a minority interest in the gains or losses recorded by the subsidiary. In cases in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the subsidiary, such excess and any further losses ordinarily applicable to the minority interest are charged against the Company’s interest, if the minority interest does not have any obligation to fund such losses. Future earnings, if any, are credited to the Company to the extent that losses attributable to the minority interest were previously absorbed by the Company.

On September 25, 2006 the Company sold 35% interests in the subsidiary holding its San Cristobal project, the subsidiary that will market the San Cristobal concentrates and the subsidiary that holds the derivative positions required by the project finance facility to Sumitomo Corporation (“Sumitomo”) for $224 million in cash and retention of certain interests in future silver and zinc production. Pursuant to the Company’s principles of consolidation, the Company fully consolidates the results of operations of its San Cristobal project and reports Sumitomo’s participation as a minority interest. (See Note 12 for further details of the transaction.)

b.                Translation of foreign currencies

Substantially all expenditures are made in United States dollars. Accordingly, the Company uses the United States dollar as its functional and reporting currency.

c.                 Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.                Restricted cash and investments

The Company segregates cash and investments the use of which is restricted by contractual agreement and reports the amounts separately in the financial statements. Per the terms and conditions of the San

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

Cristobal project finance facility, the Company was required to deposit cash and/or investments in an account the use of which is restricted to the development of the San Cristobal project. In addition, at December 31, 2006 the Company recorded restricted cash and investments to collateralize certain letters of credit related to the development of the San Cristobal project and to provide the amounts necessary to pay interest payments on the 4.0% Convertible Senior Subordinated Notes through 2007, per the terms of the notes.

e.                 Investments

Available for Sale—Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations. No impairments were recorded for the years ended December 31, 2006, 2005 and 2004.

Held to Maturity—Held to maturity investments are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Income is recorded based upon the current yield of the security. Any non-temporary impairment in value will be recorded in the statement of operations at the date of the impairment. No impairments were recorded for the years ended December 31, 2006, 2005 and 2004.

f.                   Work in process inventories

During March 2005, a committee of the Emerging Issues Task Force (“EITF”) reached a consensus (EITF Issue No. 04-6) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred.  In January 2006, the EITF issued additional guidance defining the commencement of production as the period when saleable minerals are first extracted in greater than de minimis amounts. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005. During 2006, the Company began mining oxide and sulfide ores at its San Cristobal project, and placed the ore in stockpiles for future processing. The quantity and value of the minerals mined were sufficient to declare the start of ore production according to the EITF consensus. The Company has included the associated costs of the ore placed in stockpiles as ore inventories on its consolidated balance sheets.

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

At December 31, 2006 the Company had stockpiled approximately 1.3 million tonnes of sulfide ore and 5.2 million tonnes of oxide ore in work-in-process ore inventories at its San Cristobal project at a carrying cost of approximately $24.5 million.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

g.                 Mining properties, exploration and development costs

The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. When a mineral property is acquired that has proven and probable reserves, acquisition costs and subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

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

h.                Property, plant and equipment

Buildings are stated at cost and are depreciated using the straight-line method over useful lives of thirty to forty years or the life of the mine whichever is shorter. Mining equipment and machinery are stated at cost and are depreciated using the straight-line method over useful lives of three to eight years or the lease period, which ever is shorter. Other furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

The Company records leases as a capital lease if at the lease inception it meets one or more of four criteria in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS No. 13”). The Company records capital leases as an asset and an obligation at the lesser of an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term or fair value of the leased assets.

i.                    Asset retirement obligations

The Company records asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS No. 143, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  An offsetting Asset Retirement Cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset. During the second half of 2005, the Company commenced certain activities at its San Cristobal property, primarily certain earth works and plant construction that will require future reclamation and closure expenditures. Prior to the second half of 2005 there were no activities that resulted in an ARO (see Note 8).

j.                    Asset impairment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.

k.                Deferred financing costs

The company defers direct costs incurred in connection with obtaining financing and amortizes the costs over life of the financing.

l.                    Stock compensation

Effective January 1, 2004, the Company adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS No. 148”).

Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised FAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”. The Company also adopted the short-cut method for calculating the pool of windfall tax benefits as allowed by FAS No. 123R-3 and determined it to be zero. The adoption of FAS No. 123R did not have a material impact on the Company’s financial position or results of operations.

The Company recognizes stock based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company recognized stock based compensation costs of $5.4 million, $2.9 million and $10.1 million for the years ended December 31, 2006, 2005 and 2004 respectively. The 2004 amount includes $4.1 million associated with the extension of the expiration dates of stock options previously granted to the retiring Chairman and a retiring employee and a $2.5 million new grant to the retiring Chairman. Approximately $0.9 million, $0.7 million and $1.4 million of the costs for the years ended December 31, 2006, 2005 and 2004 respectively were related to compensation paid to employees directly working on the San Cristobal project and were capitalized, with the remaining costs charged to expense (see Note 11).

m.            Net earnings (loss) per Ordinary Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to holders of Ordinary Shares by the weighted average number of Ordinary Shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Ordinary Shares were exercised or converted into Ordinary Shares.

Outstanding options to purchase 2,992,572, 2,859,781, and 2,437,071 Ordinary Shares were not included in the computation of diluted earnings per share at December 31, 2006, 2005 and 2004 respectively, because to do so would have been antidilutive. Also, warrants to purchase 450,000 Ordinary Shares for each of the years ended December 31, 2006, 2005 and 2004 and notes convertible for 10,132,320, 10,831,132 and 11,879,350 Ordinary Shares for the years ended December 31, 2006, 2005 and 2004 respectively were not included in the computation of diluted earnings per share at December 31, 2006, 2005 and 2004 respectively, because to do so would have been antidilutive. Therefore, basic loss per share is the same as dilutive loss per share.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

n.                Derivative positions

The Company records all open derivative positions on its consolidated balance sheet at estimated fair value. Changes in the fair value of the open derivative positions are recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Through December 31, 2006 the Company had not accounted for any of its derivatives as hedge transactions. Therefore, all open derivative positions have been adjusted to estimated fair value at the end of each reporting period with the related change in value recorded to earnings.

The Company determines the fair value of its open derivative positions by applying market values obtained from the counterparties holding the Company’s derivative positions. The Company independently verifies that the values received from the counterparties are based on major commodities price indices such as the LME and COMEX and other available market data. (See Note 2s for discussion of the restated fair market value of the Company’s open derivatives liability for the periods September 30, 2005 through September 30, 2006). As of December 31, 2006, the fair market value of the Company’s open derivatives liability was a net $818.2 million (see Note 9).

o.                Variable Interest Entities

During 2003, the FASB issued Interpretation No. 46R “Variable Interest Entities” (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). In April 2005 the Company entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. (“SC TESA”), a subsidiary of Ingelec, S.A., (“Ingelec”) a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal project from the Bolivian power grid. The Company has determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving the Company control of SC TESA, the Company is deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA beginning in April 2005. At December 31, 2006 the consolidation of SC TESA results in the elimination of a $14.5 million note receivable from SC TESA, the recognition of $0.1 million of additional cash, $21.0 million of additional property, plant and equipment and $2.8 million of additional value added tax recoverable (see Note 11).

p.                Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2006, 2005 and 2004 Comprehensive Loss included the change in the market value of available for sale securities and is reported on the Statements of Consolidated Operations and Comprehensive Loss.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

q.                Reclassifications

Certain revisions in classification have been made to the 2005 and 2004 financial information to conform to the 2006 financial statements to ensure comparability.

r.                   New Accounting Standards

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

Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”), is effective for years beginning after December 15, 2005.  FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The statement, which applies to voluntary changes as well as changes required by accounting pronouncements that do not otherwise provide specific transition provisions, requires retrospective application to prior period’s financial statements where practical. FAS No. 154 did not have an impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

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

During September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which establishes an approach to the quantification of unadjusted financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of unadjusted errors under both balance sheet and income statement approach. SAB 108 permits companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company has no unadjusted errors and the adoption of SAB 108 did not have an impact on its financial position or results of operations.

s.                  Correction of an Error Related to the Valuation of Open Derivative positions

Pursuant to the requirements of the lenders of its $225 million project finance facility, the Company was required to provide price protection for a portion of its planned production from the San Cristobal project. In the third quarter 2005, the Company entered into silver, zinc and lead derivative positions utilizing primarily forward sales, but also puts and calls, to comply with this requirement. As discussed above, the Company records its open derivative positions at their estimated fair value on its balance sheet and records the change in estimated fair value in earnings at the end of each reporting.

The Company’s derivative positions mature or expire on various dates over an approximate six-year period commencing in July 2007. Many of the derivative positions mature or expire beyond the periods covered by the major commodity price indices such as LME or COMEX, or expire in future periods covered by those indices with respect to which only limited trading activity has occurred. In instances where only limited market activity exists, the Company had historically used price projections to estimate a forward price curve provided by an independent third party employing statistical analysis and models to estimate the fair value of its open derivative positions. The models used by the independent third party relied on commodity price indices out to three months and mean reversion statistical estimates beyond the three month period. Recently, the Company reassessed the market information reflected in the commodities prices indices out to twenty seven months and quoted prices from the counterparties holding our derivative positions and concluded that the additional market information is a more reliable indicator of fair value than the independent third party price projections previously used. Accordingly, the Company concluded the derivative liability related to its open derivative positions was understated at December 31, 2005 by $95.1 million ($1.96 per share).

Based on this reassessment, management concluded that the Company had understated its liability related to its open derivative positions commencing with the quarter ended September 30, 2005. Additionally, correcting the error in the valuation of the open derivative positions impacted the gain and minority interest the Company recognized on the sale of the 35% interests in the the subsidiary holding its San Cristobal project, the subsidiary that will market the San Cristobal concentrates and the subsidiary that

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

holds the derivative positions required by the project finance facility. The gain on the sale increased from $119.8 million to $199.6 million and as a result, management has concluded that the Company’s financial statements for the quarter ended September 30, 2005, the year ended December 31, 2005 and the first three quarters of 2006 need to be restated. The restatements had no impact on the Company’s cash or investment balances or cash flows.

The impact of the restatement on the Company’s consolidated financial statements for the year ended December 31, 2005 is summarized in the following table:

	As Previously Reported			As Restated
	Year to	Inception to		Year to	Inception to
	Date	Date	Adjustments	Date	Date
	(in thousands except share data)
Operating income and expenses:
Gain (loss)—commodity derivatives	$(56,417)	$(55,450)	$(95,098)	$(151,515)	$(150,548)
Other operating expenses	(23,983)	(143,957)		(23,983)	(143,957)
Total operating expenses	(80,400)	(199,407)	(95,098)	(175,498)	(294,505)
Other income and expenses	13,725	30,515		13,725	30,515
Loss before minority interest and income taxes	(66,675)	(168,892)	(95,098)	(161,773)	(263,990)
Income tax expense	(379)	(379)		(379)	(379)
Minority interest in loss of consolidated subsidiary	16	4,575		16	4,575
Net loss	$(67,038)	$(164,696)	$(95,098)	$(162,136)	$(259,794)
Other comprehensive income (loss)	(311)	(243)		(311)	(243)
Comprehensive loss	$(67,349)	$(164,939)	$(95,098)	$(162,447)	$(260,037)
Net loss per Ordinary Share—basic and diluted	$(1.38)		$(1.96)	$(3.34)
Weighted average Ordinary Shares outstanding	48,615,586			48,615,586
Liabilities and Shareholders’ Equity
Current liabilities	$85,505			$85,505
Derivatives	50,621		95,098	145,719
Other long term liabilities	322,024			322,024
Total liabilities	458,150		95,098	553,248
Minority interest in subsidiaries	34			34
Accumulated deficit	(164,696)		(95,098)	(259,794)
Total shareholders’ equity	322,327		(95,098)	227,229
Total liabilities and shareholders’ equity	$780,511		$—	$780,511

The impact of the restatement on the Company’s consolidated financial statements for the interim quarterly periods September 30, 2005 through September 30, 2006 is discussed in Note 19.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

3.                 Investments

The Company invests only in government and corporate securities rated “investment grade” or better. The following table summarizes the Company’s investments at December 31, 2006 and 2005:

December 31, 2006	Cost	Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$761	$779	$779
Corporate notes	5,935	5,995	5,995
Government bonds	6,972	6,973	6,973
Auction rate securities	306,785	306,789	306,789
Total available for sale	320,453	320,536	320,536
Held to maturity
Government bonds	5,000	4,991	5,000
Total held to maturity	5,000	4,991	5,000
Total short term	$325,453	$325,527	$325,536
Long-term:
Available for sale
Corporate notes	$6,988	$6,960	$6,960
Government bonds	33,374	33,295	33,295
Total available for sale	40,362	40,255	40,255
Held to maturity
Government bonds	2,000	1,996	2,000
Total held to maturity	2,000	1,996	2,000
Total long term	$42,362	$42,251	$42,255
Restricted Investments:
Short-term
Available for sale
Auction rate securities	$59,800	$59,800	$59,800
Total available for sale	59,800	59,800	59,800
Held to maturity
Government bonds	5,543	5,500	5,543
Total held to maturity	5,543	5,500	5,543
Total short term	$65,343	$65,300	$65,343

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

December 31, 2005	Cost	Fair Value	Carrying Value
	(in thousands)
Short-term:
Available for sale
Common stock	$434	$686	$686
Bond funds	3,381	2,885	2,885
Auction rate securities	127,426	127,426	127,426
Total available for sale	131,241	130,997	130,997
Held to maturity
Corporate notes	1,003	998	1,003
Total held to maturity	1,003	998	1,003
Total short term	$132,244	$131,995	$132,000
Restricted Investments:
Short-term
Available for sale
Auction rate securities	$14,950	$14,950	$14,950
Total available for sale	14,950	14,950	14,950
Held to maturity
Corporate notes	2,003	2,004	2,003
Government bonds	50,538	50,191	50,538
Total held to maturity	52,541	52,195	52,541
Total short term	$67,491	$67,145	$67,491
Long-term
Held to maturity
Government bonds	$12,392	$12,173	$12,392

Quoted market prices at December 31, 2006 and 2005 respectively were used to determine the fair values of the above investments.

The Company maintains the majority of its investments in auction rate securities (“ARS”) which provide acceptable interest rates with high liquidity allowing the Company to convert the securities to cash every 7 to 35 days depending on the terms of the specific ARS. Auction rate securities are floating rate securities with long-term nominal maturities of 25 to 30 years but are marketed by financial institutions with maturity and interest rate reset dates at 7, 28, or 35 day intervals. The result is that the market always has large quantities of securities resetting their interest rates every week resulting in high liquidity. Most of the Company’s ARS at December 31, 2006 have maturities and reset dates of either 7 days or 28 days and annual yields ranging from 5.22% to 5.80%.

To fulfill the requirements of the San Cristobal project finance facility which was entered into in December 2005, the Company liquidated prior to maturity approximately $34.0 million of investments in the fourth quarter of 2005 and $12.0 million of investments in the first quarter of 2006, which were previously recorded as held-to-maturity (“HTM”) securities. The Company recognized losses of $0.2 million and $0.1 million on the liquidations during 2005 and 2006, respectively. The liquidations were necessitated by the terms of the project finance facility which required the Company to transfer

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

substantially all of its cash and/or investments to collateral accounts to restrict funds necessary to complete the San Cristobal project. Certain covenants related to the project finance facility restricted the maturity dates of investments held in the collateral accounts to less than one year. A portion of the Company’s HTM portfolio had maturity dates slightly beyond the one year limitation. As a result, prior to transferring the securities to the project finance collateral accounts, those HTM securities with maturities greater than one year were liquidated and reinvested in instruments with maturities less than one year. The Company recorded as investing cash inflow an additional $126.3 million and $90.3 million during 2005 and 2006 respectively, related to HTM securities that matured on their maturity dates. The Company believes the project financing facility requirements which caused the Company to liquidate a portion of its HTM investments prior to their maturity represented an isolated, unanticipated event that did not change the Company’s ability or intent to hold its remaining HTM investments to maturity.

Credit Risk

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. We mitigate credit risk for cash and equivalents and investments by placing our funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, and monitoring the financial condition of the financial institutions.

The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation (“SPIC”).  Of the Company’s $514.9 million total of cash and cash equivalents, restricted cash, short and long term investments and restricted investments (the Funds”) at December 31, 2006, $510.6 million was held at nine large multinational banks. The bank holding the largest amount of the Funds held $175.1 million. The bank holding the second largest amount of the Company’s Funds at $149.6 million is also the bank holding the restricted funds for development of the San Cristobal project per the terms of the project finance facility. The seven other banks held $185.9 million in total with amounts ranging from $5.0 million to $52.5 million per bank.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,
	2006	2005
	(in thousands)
Prepaid insurance	$1,949	$824
Accrued interest receivable	1,348	758
Prepaid consulting and contractor fees	3,507	3,874
Prepaid import taxes and duties receivable	1,637	—
Other	1,543	368
	$9,984	$5,824

The prepaid consulting and contractor fees at December 31, 2006 and 2005 consist primarily of advance payments made to contractors for work being performed at the San Cristobal project.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

5.                 Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristobal project as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT is expected to be recovered through future production from the San Cristobal project. Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia. At December 31, 2006 and 2005, the VAT recoverable was $54.2 million and $20.1 million, respectively. The VAT recoverable amounts include $5.3 million and $0.8 million of recoverable Bolivian import duties for the years ended December 31, 2006 and 2005, respectively.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of the recoverability.

6.                 Property, Plant and Equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,
	2006	2005
	(in thousands)
Mineral properties	$117,390	$117,103
Construction in progress	482,979	232,288
Buildings	13,590	8,423
Mining equipment and machinery	13,580	10,127
Other furniture and equipment	3,166	1,966
	630,705	369,907
Less: Accumulated depreciation	(6,962)	(4,298)
	623,743	365,609
Equipment under capital lease	22,183	14,928
Less: Accumulated depreciation	(4,168)	(1,399)
	18,015	13,529
	$641,758	$379,138

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $403,000, $210,000, and $55,000 respectively. For the years ended December 31, 2006, 2005 and 2004, depreciation associated with the San Cristobal project was capitalized in the amounts of $5.2 million, $2.7 million, and $0.4 million respectively.

For the years ended December 31, 2006 and 2005 respectively, the Company recorded capitalized interest of $26.1 million and $6.9 million to the San Cristobal property. The capitalized interest amounts are related to the Convertible Senior Subordinated Notes, the project finance facility and equipment under capital lease (see Note 7).

Under the terms of the project finance facility (the “Facility” (see Note 7)) all of the Company’s assets at its San Cristobal project are collateralized by the borrowings under the Facility.

At December 31, 2006 the company recorded a lease obligation of $17.3 million related to outstanding capital leases.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

7.                 Debt

The Company’s debt consists of the following:

	December 31, 2006		December 31, 2005
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	129,987
Project finance facility	—	180,000	—	—
Note payable to Ingelec for Power line	1,415	—	—	—
Note assigned to Sumitomo (see Note 12)	—	7,853	—	—
Capital lease obligations	2,993	14,355	2,270	10,034
	$4,408	$492,195	$2,270	$320,021

2.875% Notes and 4.0% Notes

In 2004, the Company sold $200.0 million of its 2.875% Convertible Senior Subordinated Notes (the “2.875% Notes”) due 2024 resulting in net proceeds of $193.0 million, after deducting underwriters fees and related offering costs of $7.0 million. In 2004, the Company also sold $140.0 million of its 4.0% Convertible Senior Subordinated Notes (the “4.0% Notes”) due 2024 resulting in net proceeds of $135.1 million, after deducting underwriters fees and related offering costs of $4.9 million. Both the 2.875% Notes and the 4.0% Notes (the “Notes”) are  convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders may convert their Notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. Full conversion of the Notes would result in the issuance of approximately 10.1 million of the Company’s Ordinary Shares. Accumulated interest on the Notes is paid twice a year in March and September.

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions. During 2006, 2005 and 2004, the Company amortized approximately $1.6 million, $2.1 million and $0.7 million of the deferred costs, respectively. At December 31, 2006 the unamortized balance of deferred financing costs related to the Notes was approximately $7.6 million.

During 2006 the Company issued 1,086,653 of its Ordinary Shares, valued at $17.1 million, and repurchased $20.0 million of its outstanding 4.0% Notes. During 2005 the Company issued 1,490,029 of its Ordinary Shares, valued at $23.2 million, and repurchased $20.0 million of the 2.875% Notes and $10.0 million of the 4.0% Notes. The transactions represented early extinguishments of debt and the Company recorded related gains of $2.9 million and $6.8 million for the years ended December 31, 2006 and 2005, respectively. The Company also recognized accelerated amortization of deferred issuance costs of $0.5 million and $0.9 million related to these extinguishments during 2006 and 2005, respectively. The Notes purchased in the transactions have been cancelled.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

The indentures for the Notes have financial and other covenants which, among other things, require the Company to provide copies of its Annual Report on Form 10-K (the “Form 10-K”)  to the trustee within 30 days after such reports are filed with the SEC. The Company did not file its 2006 Form 10-K within the prescribed timeframe and on March 21, 2007, it received a notice of default from certain holders of the Notes. The Company does not believe that its failure to file its 2006 Form 10-K within the prescribed timeframe was a breach of covenant under the related indentures. The Company filed the Form 10-K within the 60 day cure period and therefore, no event of default occurred.

The indenture relating to the 4.0% Notes requires the Company to maintain restricted investments to cover the payment of interest through 2007. The amount invested will at maturity equal the interest payments due. As of December 31, 2006, $5.5 million of restricted investments were designated for this purpose. Failure to comply with the covenants contained in the indentures relating to the Notes or failure to cure any related violations within specified periods could result in an event of default, pursuant to which the holders of the Notes could demand immediate repayment of all amounts outstanding, including accrued and unpaid interest.

San Cristobal Project Finance Facility

In December 2005 the Company entered into a $225 million project finance facility (“the Facility”) for development of the Company’s San Cristobal project. At December 31, 2006 the Company had borrowed $180 million under the Facility. The Company borrowed an additional $20 million in February 2007, resulting in total outstanding borrowings of $200 million. The Company is required to pay a 1.0% annual commitment fee on the undrawn amount of the Facility. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread, which at December 31, 2006 was 3.3%. The first principal payment under the Facility is due in December 2008 with final maturity in December 2012. In connection with the sale to Sumitomo of a 35% interest in certain of the Company’s subsidiaries (see Note 12), Sumitomo guaranteed the repayment of 35% of the Facility until completion of the project with the Company guaranteeing repayment of the remaining 65% of the Facility until completion of the project. Project completion must occur by December 31, 2008.

The Facility contains covenants that require the Company to, among other things, maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements. Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require repayment of all amounts outstanding under the Facility and cash settlement of any derivative liabilities associated with the San Cristobal project. (See Note 9).

As a result of the restatement referred to in Note 2, the Company breached certain representations and covenants regarding the preparation of financial statements in accordance with U.S. GAAP. On March 15, 2007, the Company obtained waivers from the project lenders for these breaches and any related events of default. The Company has also obtained waivers of compliance with certain technical covenant violations and confirmation that the effects of the restatement on the Company and other affiliated obligors did not constitute a material adverse effect, as defined.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

Pursuant to the debt covenants contained in the Facility, the Company is also required annually to submit a revised Construction Budget, Operating Plan, and Financial Model (collectively the “Updated Plan”) for the San Cristobal project by November 1. The Company is currently operating under the Construction Budget, Operating Plan and Financial Model initially approved by the lenders when the Facility was entered into (the “Initial Plan”) which remains in effect until the Updated Plan is approved. The Company submitted its Updated Plan for 2007 in a timely manner. The Updated Plan required prices of $5.25 per ounce for silver, $0.48 per pound for zinc and $0.26 per pound for lead, compared to spot prices as of March 27, 2007 of $13.27, $1.45 and $0.84, respectively. The Updated Plan also reflected higher operating costs than previously assumed primarily as a result of the impact of record high commodity prices. A large portion of Apex’s operating costs are directly influenced by these high commodities prices, including costs for diesel, reagents, and tires. The low metals prices required by the Facility coupled with higher current operating costs resulted in projected cash flow that would be insufficient to meet certain other Facility requirements, including minimum cash flows and debt service coverage ratios required after completion. As a result, the Company requested that the lenders approve certain waivers and amendments to permit the use of higher metals prices. In early January 2007, the lenders rejected the Updated Plan.

As provided by the terms of the Facility, representatives of the lenders and the Company have since been engaged in discussions to agree upon a mutually acceptable Updated Plan. The representatives of the lenders have proposed higher metals prices than those contained in the agreement that will allow the Company to present an Updated Plan that will meet the Facility’s financial requirements. The representatives of the lenders have also proposed an adjustment to the Facility’s repayment schedule to require a larger percentage of principal to be repaid in earlier years and an increase in the mandatory cash flow sweep from 35% to 45% of excess cash flow. The Company and Sumitomo have agreed to purchase zinc puts covering approximately 73 thousand tonnes of zinc production in 2008 and 2009. The Company will also fund a $91 million margin account with the two banks holding the derivative positions and Sumitomo will provide a post-completion guarantee of the derivative positions in the amount of $49 million. This support will be decreased by 33% at the end of each of the years from 2008 through 2010.

The Company and Sumitomo have accepted these proposals and amendments to the Facility agreements and an Updated Plan for submission to the lenders are being drafted. Once the amendments to the agreements and Updated Plan are complete, an affirmative vote by the lenders is required for final approval. At the date of this filing, formal approval of the amendments to the Facility agreements and the Updated Plan by the requisite majority of lenders has not yet been obtained. While there can be no assurances that lender approval will be obtained, management believes the necessary amendments and the Updated Plan will be approved by the requisite majority of lenders.

If the amendments and the Updated Plan are not approved by the lenders, until such time as approval is obtained, the Company would be required to operate in all material respects, as defined by the Facility, in compliance with the Initial Plan. If the Company’s operations fail to comply with the Initial Plan in all material respects, the lenders could declare a default and require the Company to settle all amounts outstanding under the Facility and derivatives liability. Because the Company’s current projections indicate that cash flows and operating ratios will exceed those in the Initial Plan, the Company believes that operations will comply in all material respects with the Initial Plan. However, the Company cannot predict

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

what actions the lenders might take if they deem that the Company is not in material compliance with the Initial Plan.

If an event of default occurs, the lenders could require immediate payment of amounts outstanding under the Facility and settlement of the derivatives liability. If such a demand were successfully made, the Company would require additional debt or equity financing in order to satisfy its obligations. There is no assurance that the Company would be able to obtain additional financing on acceptable terms, or at all. The Company had liabilities in excess of its assets at December 31, 2006 as the result of its derivative liability.

Direct costs incurred in obtaining the Facility were deferred and will be amortized to interest expense over the term of the Facility. During the year ended December 31, 2006, the Company amortized approximately $1.0 million of the deferred costs. The Facility was put in place in December 2005 and no related amortization was recognized in 2005. At December 31, 2006 the unamortized balance of deferred financing costs related to the Facility was approximately $11.9 million.

Project finance facility payment schedule (in thousands)	Total	Less Than 1 Year	2—3 Years	4—5 Years	Thereafter
As of December 31, 2006	180,000	—	64,620	95,220	20,160

As provided in the proposed amendments to the Facility, as discussed above, the payment schedule for the Facility may be modified to reflect total payments of $115.9 million in years two and three and $64.1 million in years four and five.

Capital Leases

During 2006 and 2005 the Company took delivery of certain leased mining equipment to be used in stripping and future mine production, and recorded related capital lease liabilities at December 31, 2006 and 2005 of $17.3 million and $12.3 million, respectively. During 2006 and 2005 the Company made payments of $2.7 million and $2.3 million related to the capital lease obligations, respectively. The Company will be required to make additional payments of $3.0 million during each of 2007 and 2008, $2.4 million during 2009, $1.9 million during 2010, $1.8 million during 2011 and $5.2 million thereafter.

8.                 Asset Retirement Obligations

The Company developed an asset retirement plan for its San Cristobal project which is currently under construction and is expected to begin production during 2007. The plan includes estimated reclamation, remediation and closure requirements based on government requirements, World Bank financing requirements and the Company’s policies. Beginning in the third quarter of 2005 the Company has been conducting activities at its San Cristobal project including earthworks, plant construction and mining activities that fall within the scope of the asset retirement plan and as such, will require future reclamation and closure expenditures.

The Company prepares estimates of the timing and amount of expected cash flows when an asset retirement obligation (“ARO”) is incurred. The fair value of the ARO is measured by discounting the

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and changes in the fair value of the ARO are recorded as an adjustment to the corresponding asset carrying amounts. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount factor implicit in the initial fair-value measurement to the beginning-of-period carrying amount of the ARO. The company records accretion costs to expense as incurred.

The following table summarizes activity in the Company’s asset retirement obligations:

	December 31,
	2006	2005
	(in thousands)
Beginning balance	$2,003	—
ARO arising in the period	3,367	1,988
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	391	15
Ending balance	$5,761	2,003

9.                 Sales Contracts and Derivative Positions

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal. During the third quarter of 2005, the Company entered into certain derivative positions utilizing primarily forward sales but also puts and calls to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions. Non-cash mark-to-market gains and losses from the open derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

In addition, the Company made limited investments in shorter duration put and call options and other metals derivative positions not required by the project financing facility. During 2006, the Company made $48.3 million of net cash payments and realized a $42.6 million loss to settle these discretionary derivative positions. At December 31, 2006 the Company did not have any outstanding discretionary derivative positions.

The Company marks its open derivative positions to estimated fair value at the end of each accounting period with the related change in estimated fair value recorded to earnings. For the year ended December 31, 2006 the Company recorded a non-cash mark to market loss of $672.5 million and  a realized loss of $42.6 million compared to a $151.5 million non-cash mark-to-market loss for the year ended December 31, 2005 and a non-cash mark-to-market gain of $0.8 million recorded for the year ended December 31, 2004. The 2006 and 2005 losses are the result of continuing high spot and forward prices for silver, zinc and lead. The actual financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates. The Company does not intend to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates which begin during the second half of 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses. The

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

Company recently corrected an error in determining estimated fair value of its open derivative positions leading to a restatement of prior period financial statements, as described more fully in Footnote 2s.

The following table sets forth the Company’s open derivative positions at December 31, 2006. The contracts will be settled for cash based on monthly average prices for each metal in the period indicated.

	Current Maturity Date
	Less Than	2 to 3	4 to 5
	1 Year	Years	Years	Thereafter	Total
	(in thousands except prices)
Forward Contracts
Silver (ounces)	110	160	160	160	590
Average price	$7.40	$7.15	$7.15	$7.12	$7.19
Zinc (pounds)	18,906	451,553	305,338	—	775,797
Average price	$0.48	$0.48	$0.48	$—	$0.48
Lead (pounds)	35,273	244,488	43,210	—	322,971
Average price	$0.30	$0.30	$0.28	$—	$0.30
Put Option Contracts Owned (net)
Silver (ounces)	200	1,500	3,120	4,280	9,100
Average price	$5.25	$5.54	$5.72	$5.93	$5.78
Call Option Contracts Written
Silver (ounces)	—	7,700	1,920	180	9,800
Average price	$—	$8.17	$8.86	$8.95	$8.32
Zinc (pounds)	551	13,228	—	—	13,779
Average price	$0.57	$0.57	$—	$—	$0.57
Lead (pounds)	1,102	26,455	—	—	27,557
Average price	$0.39	$0.39	$—	$—	$0.39

The following table sets forth the fair value of the Company’s open derivative positions based on indices such as the LME and COMEX and valuations from counterparties holding the Company’s derivative positions at December 31, 2006 and 2005 and the change for the year ended December 31, 2006.

	Amount To Be Realized In
	Less Than	2 to 3	4 to 5
Period Ended	1 Year	Years	Years	Thereafter	Total
	(in thousands)
12/31/2005 Restated	$5,652	$62,268	$77,584	$5,867	$151,371
12/31/2006	$39,080	$570,982	$207,696	$439	$818,198
2006 Change	$33,428	$508,714	$130,112	$(5,428)	$666,827

During 2005, the Company recognized a $0.9 million mark to market loss on a foreign currency collar transaction utilizing puts and calls that were put in place during 2004 to hedge currency fluctuations related to payments required on certain long-lead equipment purchased for the San Cristobal project that

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

was denominated in Euros. The transaction resulted in a realized gain of $0.5 million during the two years it was in place. No such gains or loses were recognized during 2006 and at December 31, 2006 the Company did not have any foreign currency derivative positions.

The Company’s 2.875% and 4.0% Convertible Senior Subordinated Notes Due 2024 have several embedded derivatives that have been determined to have no value.

Credit Risk and Risks Relating to the Use of Derivatives

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For derivatives, when the fair value of a derivative is negative, as in the Company’s case at December 31, 2006, we assume no credit risk.  However, should the Company’s derivative positions become positive, the Company would become exposed to credit risk.  All of the Company’s derivative positions at December 31, 2006 are required by the project finance facility and per the terms of the facility are concentrated with two counterparties.  The two counterparties are of high credit-quality and the Company monitors their financial condition at regular intervals.  Under the terms of the derivative agreements, the counterparties cannot require the Company to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy.

10. Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”) on a tax jurisdictional basis. The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any form of taxation. The Company files Bolivian, United States and certain other foreign country income tax returns. These tax returns and the amount of taxable income or loss reported are subject to examination by the relevant taxing authorities. The Company and subsidiaries have not generated taxable income since inception, but did incur withholding taxes on investment income and inter-company fees in 2006 and 2005.

Income (loss) before income taxes consists of the following:

	For the year ended December 31,
		2005
	2006	Restated	2004
	(in thousands)
Cayman Islands	$(489,775)	$1,134	$(12,017)
Bolivia	$4,545	$(14,530)	$(2,860)
United States	$(4,048)	$142	$(1,685)
Switzerland	$145,338	$(145,791)	$—
Sweden	$42,645
Luxembourg	$(215,259)
Other International	$(5,055)	$(2,728)	$(2,283)
	$(521,609)	$(161,773)	$(18,845)

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

The Company’s provision for income taxes of approximately $0.7 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, are related to withholding taxes paid in the United States and Bolivia.

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,927	$9,830
Stock-based compensation	4,752	3,773
Property, plant and equipment	1,730	1,730
Other	273	6
Total deferred tax assets	29,682	14,525
Deferred tax liabilities:
Property, plant and equipment	32	118
Other	—	—
Total deferred tax liabilities	32	118
Net deferred tax asset before valuation allowance	$29,650	$14,407
Less: Valuation allowance	$(29,650)	$(14,407)
Net deferred tax asset	$—	$—

At December 31, 2006, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $26.3 million of net operating losses in Bolivia have no expiration, and $57.5 million in other foreign jurisdictions will expire in future years through 2016. In the U.S., there are $7.9 million of net operating loss carryforwards which will expire in future years through 2026, of which $1.1 million is excluded from the deferred tax calculation until the Company can reduce taxes payable. If realized, the deferred tax benefit and corresponding adjustment to paid in capital would be $0.4 million.

The valuation allowance for deferred tax assets of $29.7 million and $14.4 million at December 31, 2006 and 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable. However, the Company’s assessment may change as it moves from the development phase to the production phase of certain mining properties. The Company will continue to monitor Company-specific, mining industry and worldwide economic factors and will reassess the likelihood that the Company’s net operating loss carry forwards and other deferred tax attributes will be utilized prior to their expiration.

11.          Stockholder’s Equity

Stock Option Plans—The Company has established a plan to issue share options and other awards of the Company’s shares to officers, employees, consultants and agents of the Company and its subsidiaries

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

(the ‘‘Plan’’). Under the Plan, the total number of options and other awards granted cannot exceed two million Ordinary Shares. Options and other awards under the Plan are not transferable unless otherwise provided for in a specific award agreement. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the first anniversary of the date of grant.

The Company has also established a share option plan for its non-employee directors (the “Director Plan”).  Under the Director Plan, the total number of options granted cannot exceed five percent of the Company’s outstanding Ordinary Shares. Pursuant to the Director Plan, non-employee directors receive (i) at the effective date of their initial election to the Company’s Board of Directors, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the American Stock Exchange (the “AMEX”) on such date, (ii) at the close of business of each annual meeting of the Company’s shareholders, an option to purchase the number of Ordinary Shares equal to $50,000 divided by the closing price of the Ordinary Shares on the AMEX on such date, and (iii) at the close of business of each meeting of the Company’s Board of Directors, options valued at $3,000 calculated using the Black-Scholes option-pricing model to purchase Ordinary Shares with an exercise price equal to the closing price of the Ordinary Shares on the AMEX on such date. Options granted under the Director Plan vest on the date of the grant and expire ten years after the date of the grant or three years after the date that such non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances.

A summary of the combined options of the Plan and the Director Plan at December 31, 2006 and changes during the year then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,859,781	$14.42	6.4 Years	$6,664,178
Granted during period	465,367	$16.29	9.8 Years	$—
Forfeited or expired during period	(49,151)	$16.71		$289,983
Exercised during period	(283,425)	$12.03		$1,935,633
Outstanding at December 31, 2006	2,992,572	$14.90	6.3 Years	$5,657,246
Exercisable at end of period	2,192,191	$14.14	5.2 Years	$5,482,514
Expected to vest at the end of the period	800,381	$16.98	9.1 Years	$174,732

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based on past

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

experience and future estimates and includes data from both the Employees Plan and the Directors Plan. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

	Year Ended December 31,
	2006	2005	2004
Expected volatility	43.8% - 46.1%	42.6% - 43.8%	44.8% - 45.0%
Weighted average volatility	45.5%	43.6%	44.9%
Expected dividend yield	—	—	—
Expected term (in years)	5.77	3.85	3.89
Risk-free rate	4.62%	4.15%	2.95%

During the years ended December 31, 2006, 2005 and 2004, the Company granted options with weighted average grant date fair values of $3.6 million, $2.4 million and $2.2 million, respectively; options were exercised with total intrinsic values of $1.9 million, $0.3 million and $1.6 million, respectively; and the total fair value of options vested was $2.7 million, $1.8 million and $1.1 million, respectively.

As of December 31, 2006, unrecognized compensation cost related to the non-vested stock options granted pursuant to the Plan was $3.7 million which the Company expects will be recognized over a weighted average period of 1.1 years.

From time to time the Company grants restricted shares under the Plan to certain key employees as a retention incentive. These grants typically vest over four years either at 25% per year or at an escalating rate of 10% during the first year and 15%, 25% and 50% for the succeeding three years. During 2006, 2005 and 2004 the Company recorded $1.6 million, $0.4 million and $nil, respectively, as compensation costs related to the restricted share grants.

A summary of the status of the Company’s non-vested restricted stock grants at December 31, 2006 and changes during the year then ended is presented in the following table:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2005	170,700	$18.41
Granted during period	92,800	$15.60
Vested during period	(36,925)	$18.24
Forfeited during period	(3,000)	$16.03
Non-vested at December 31, 2006	223,575	$17.30

As of December 31, 2006, unrecognized compensation cost related to the non-vested restricted shares granted pursuant to the Plan was $2.2 million. The Company expects that the unrecognized cost will be recognized over a weighted average period of 1.0 year.

During 2005 the Company granted stock-based performance bonuses under the Plan to certain employees related to cost and completion date targets at the San Cristobal project. The following table is a

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

summary of the status of the Company’s stock-based performance bonuses at December 31, 2006 and changes during the year then ended:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2005	32,000	$15.41
Granted during period	—	$—
Vested during period	—	$—
Forfeited during period	(6,000)	$16.25
Non-vested at December 31, 2006	26,000	$15.21

As of December 31, 2006, unrecognized compensation cost related to the non-vested performance bonuses granted pursuant to the Plan was $0.1 million. The Company expects that the unrecognized cost will be recognized over a weighted average period of 0.6 years.

Total compensation costs recognized for stock-based employee compensation awards was $5.4 million, $2.9 million and $10.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and included amounts capitalized of $0.9 million, $0.7 million and $1.4 million for the respective years. The 2004 amount includes $4.1 million associated with the extension of the expiration dates of stock options previously granted to the retiring Chairman and a retiring employee and $2.5 million related to a new grant to the retiring Chairman.

Warrants—At December 31, 2006, 450,000 warrants to purchase Ordinary Shares were outstanding. The warrants are exercisable at prices ranging from $12.92 to $20.79 with a weighted average exercise price of $19.29 and have expiration dates ranging from April 1, 2008 to September 27, 2009.

Convertible Debt—In connection with the Convertible Senior Subordinated Notes, the Company may be required to issue up to 10,132,320 of its Ordinary Shares should the Note holders convert, per the terms of the notes, at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of $28.62 per Ordinary Share). The Notes are due in 2024.

During 2006 and 2005, the Company issued Ordinary Shares to repurchase a portion of its outstanding Convertible Senior Subordinated Notes due 2024.          (See Note 7 for details of the transaction).

Common Stock Issuances—During 2006, the Company completed a public offering of 6,375,000 of its Ordinary Shares at $24.45 per share ($23.70 per share, net of commissions) resulting in net proceeds of $151.1 million.

Per a loan agreement between the Company and SC TESA, the Company issued 369,033 and 1,134,799 of its Ordinary Shares, valued at $5.7 million and $16.6 million during 2006 and 2005 respectively, to SC TESA for the construction of the power line to the San Cristobal project. The $22.3 million advanced to SC TESA will be repaid to the Company with interest through credits against electric transmission operating costs. The Company has determined that SC TESA is a variable interest entity of which the Company is the primary beneficiary and consequently, the financial statements of SC TESA are fully consolidated with the Company’s financial statements for the 2006 and 2005 periods presented (see Note 2o).

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

During 2005 the Company invested in Mariana Resources Limited, an Australian based exploration company with properties in South America, exchanging 16,000 of the Company’s Ordinary Shares valued at $249,000 for 1,689,000 common shares of Mariana also valued at $249,000. The Company acquired approximately 9% of the outstanding shares of Mariana.

In 2006, 2005 and 2004, the Company granted 1,699, 10,647, and 23,681 Ordinary Shares to consultants for services rendered and recorded costs of $nil, $0.2 million and $0.5 million respectively.

12.          Minority Interests

On September 25, 2006, pursuant to a purchase and sale agreement among the Company, certain of its wholly owned subsidiaries and Sumitomo Corporation (“Sumitomo”), the Company  sold to Sumitomo  35% interests in three subsidiaries that own the San Cristobal project, market San Cristobal project concentrates and hold the metals derivative positions required by the San Cristobal project lenders, in exchange for $224 million in cash and certain deferred payments based on silver and zinc production from the Project. The Company continues to own the remaining 65% of these three subsidiaries (“majority interest”) and continues to fully consolidate their financial statements and recognizes a minority interest for Sumitomo’s 35% interest (“minority interest”). The Company also agreed to assign Sumitomo a 35% interest in the $22.3 million note receivable ($7.8 million; see Note 7) the Company holds from the San Cristobal project power line construction and transmission contractor.

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

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

of 15% of a program and budget continues for 180 days, the majority shareholder’s directors are then entitled to approve the program and budget.

Under the MSC shareholder agreement, the Company and Sumitomo are required to provide their respective proportionate shares of shareholder debt or equity funding required for MSC to achieve commercial operations, or be diluted on a two for one basis.  Following commercial operations, the Company and Sumitomo may choose to provide their proportionate share of required external funding or dilute on a one for one basis. Dilution by the Company or Sumitomo of its ownership interest in MSC will result in transfers of shares in the other two subsidiaries, so that the parties’ ownership interests in the three companies remain identical. If Sumitomo were to dilute below 25% solely as a result of its failure to provide future funding, and were to refuse to approve a program and budget proposed by the Company for more than 180 days, Sumitomo would have the right to sell to the Company all (but not less than all) of its remaining interest in MSC for $224 million, reduced pro rata by the percentage of year-end 2005 reserves produced from the San Cristobal project (the “Put Right”). Management has determined that the probability of Sumitomo exercising the Put Right is remote and accordingly has not assigned a value to the Put Right at December 31, 2006.

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

The Company and Sumitomo have also entered into a two year Option Agreement dated September 25, 2006, pursuant to which Sumitomo may acquire a 20 percent to 35 percent interest in each of certain active exploration properties at historical cost, and in each of certain of the Company’s inactive exploration properties at historical cost once the Company has spent $200,000 in exploration costs on the property. Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of the Company spending $200,000 on the property. At December 31, 2006 Sumitomo had not exercised its options to acquire any exploration properties.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

The Company also amended the San Cristobal project finance facility in connection with the sale to Sumitomo, as follows:  (i) the Company and Sumitomo provide severally pro rata to their respective 65% and 35% ownership interests in MSC, and not jointly, San Cristobal project completion and cost overrun support; (ii) the Company and Sumitomo guarantee severally pro rata to their MSC ownership interests, and not jointly, the performance of the metals derivative positions; (iii) the Company was permitted to withdraw from accounts controlled by the lenders $70 million of contingent overrun financing previously required by the project lenders; (iv) Sumitomo guarantees up to $45.5 million of overrun funding by the Company; (v) the Company was permitted to remove from escrow approximately $5.7 million previously deposited to meet interest payments on its subordinated notes, and was no longer required to escrow an additional $10.4 million; and (vi) additional cure periods for certain representation and covenant defaults and certain defaults related to completion of the project are permitted, as is the substitution of a replacement sponsor in the event of certain defaults, bankruptcy or expropriation events.

The Company recorded a minority interest in the assets and liabilities sold of $8.8 million and recognized a gain of $199.6 million related to the transaction. The gain is net of approximately $6.4 million of selling costs incurred by the Company related to the transaction. (See Note 2s above for a discussion of the revised valuations of our open derivative positions which impacted the gain and minority interest the Company recognized on the sale to Sumitomo.) The revised valuation of the derivative positions resulted in the gain on the sale being increased from $119.8 million to $199.6 million. The $199.6 million gain is calculated as the difference between the cash proceeds (net of selling costs) and the book value of the interests sold. The book value includes the mark-to-market liability on the open metals derivative positions required by the project finance facility, excludes pre-feasibility exploration and other costs previously expensed, and was reduced by the book value allocated to the retained interests in future silver and zinc production. The payments related to the retained interests in future production will be recorded as a reduction of minority interest as they become receivable by the Company.

The Company may be required to pay up to an estimated $4.0 million bonus to the project construction management contractor contingent upon certain project completion parameters. Sumitomo is deemed to have already paid its 35% share of the bonus as part of the initial cash payment. Therefore, Apex Silver has agreed to reimburse Sumitomo its $1.4 million share of the bonus if it is paid. Apex Silver will defer $1.4 million of the gain until such time as the payment is made or determined not to be payable and has recorded the amount to the current portion of long term debt at December 31, 2006.

Subsequent to the close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open derivative positions entered into in connection with the project finance facility. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, generally accepted accounting principles do not permit the allocation of losses to the minority interest in excess of the minority owner’s interest in the subsidiary, unless the minority interest has a primary obligation to fund such losses. The Company and Sumitomo have each guaranteed their respective share of the project finance obligations and the related metals derivative positions through the completion of the San Cristobal project at which time the guarantees will terminate and the lenders’ recourse will be solely to the project. Since the derivative positions are expected to be funded through future earnings from the San Cristobal project, the Company does not anticipate that Sumitomo will be required to fund their proportionate interest in the mark-to-

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

market losses prior to the completion of the San Cristobal project. Although Sumitomo’s share of the subsidiary’s losses for the year ended December 31, 2006, was $107.7, the Company only recognized an $8.8 million minority interest benefit and absorbed the remaining $98.8 million loss. The $8.8 million minority interest benefit reduced the minority interest balance on the Company’s consolidated balance sheets to $0 at December 31, 2006. The Company anticipates recovering the $98.8 million it absorbed, and any additional minority interest losses it may absorb, from future earnings prior to distribution to the minority interest.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

13.          Cash Flow Information

The following table reconciles net loss for the period to cash from operations:

				For the period from December 22, 1994 (inception)
	For the years ended December 31,			through
		2005		December 31,
	2006	Restated	2004	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(513,545)	$(162,136)	$(18,845)	$(773,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	403	210	55	1,799
Amortization of deferred financing costs	552	1,944	638	3,134
Accretion of asset retirement obligation	391	15	—	406
Amortization of premiums and discounts	(2,122)	69	—	(2,053)
Mark-to-market loss on derivative positions	715,120	151,515	491	867,126
Loss (gain) on Euro hedge	—	872	(1,406)	(534)
Gain on extingushment of debt	(2,875)	(6,765)	—	(9,640)
Gross gain on sale of interest in subsidiary	(199,600)	—	—	(199,600)
Minority interest in loss of consolidated subsidiary	(8,813)	34	—	(13,338)
Stock compensation	4,508	2,281	8,651	19,177
Shares issued in consideration for services	—	—	60	8,585
Shares issued to purchase mineral rights	—	—	—	1,799
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(650)	344	(1,074)	(1,408)
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	(3,142)	1,592	(961)	(4,334)
(Increase) in inventories	(27,672)	—	—	(27,672)
Increase in value added tax recoverable (net)	(34,106)	(13,656)	(1,157)	(54,158)
Increase in accrued interest payable net of amounts capitalized	55	21	1,604	1,680
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	1,068	(657)	2,735	4,637
Other increase (decrease)	(299)	(21)	(9)	129
Net cash used in operating activities	$(70,727)	$(24,338)	$(9,218)	$(177,604)

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

The following table details supplemental non-cash transactions:

	For the years ended December 31,
	2006	2005	2004
	(in thousand except per share)
Capitalized stock based compensation costs	$943	$693	$1,417
Payment of debt with Ordinary Shares at an average of $15.77 in 2006 and $15.59 in 2005 per share respectively	$17,125	$23,235	$—
Capitalized consulting services paid with Ordinary Shares at an average value of $15.90, $16.06 and $19.64 per share respectively	$27	$171	$465
Purchase of common stock of unrelated entity with Ordinary Shares at an average value per share of $15.58 in 2005	$—	$249	$—
Depreciation expense capitalized	$5,168	$2,733	$412
Debt and equity offering costs incurred	$4,781	$—	$21,703
Initial measurement of asset retirement obligation	$3,367	$1,988	$—
Equipment acquired through capital lease	$7,255	$13,539	$—

14.          Commitments and Contingencies

Leases—The Company has non-cancelable operating lease commitments as follows:

	2007	2008	2009	2010	2011
San Cristobal mining lease payments	$400,000	$400,000	$400,000	$400,000	$400,000
Corporate headquarters office lease	$375,000	$378,000	$126,000	$—	$—

The Company is required to make mining patent lease payments to the Bolivian government to maintain its rights to the San Cristobal mining concessions. The Company has made such payments totaling approximately $400,000 for the year ended December 31, 2006 and $360,000 per year for the years ending December 31, 2005 and 2004.

The lease for the corporate headquarters office space expires in 2009. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $380,000, $338,000 and $271,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Letters of Credit—At December 31, 2006, the Company had outstanding irrevocable standby letters of credit related to the San Cristobal project in the aggregate amount of $6.5 million. The letters of credit include $4.5 million associated with the rail contract to transport metal concentrates to the port facilities and $2.0 million associated with the construction management contract. At December 31, 2006 the Company deposited $8.0 million to collateralize the letters of credit and has recorded that amount to restricted investments.

Escrow Amounts—At December 31, 2006 the Company placed $4.0 million in an escrow account to provide for certain requirements related to the development of the port facility for the San Cristobal project and recorded the amount as restricted cash.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

Project Financing—Per the terms and conditions of the San Cristobal project finance facility the Company was required to deposit cash and investments in an account the use of which is restricted to the development of the San Cristobal project. At December 31, 2006 the remaining balance in the account was $79.7 million of which $27.9 million was recorded to restricted cash and $51.8 million recorded to restricted investments.

Capital Commitments—The Company entered into agreements with certain service providers and placed orders for certain long-lead equipment and construction materials for its San Cristobal project resulting in open commitments totaling approximately $49.7 million at December 31, 2006. If the Company cancelled all of these agreements or orders at December 31, 2006, it would incur cancellation fees totaling approximately $32.2 million. In addition the Company would be required to pay the rail contractor at the San Cristobal project a diminishing termination fee during the life of the contract. The rail termination fee begins at $35.6 million during the first full year of operations and diminishes to $nil at the end of the contract. In addition to the $49.7 million of open commitments at December 31, 2006, the Company intends to commit to an approximately additional $60 million of purchase obligations in the future to complete the San Cristobal Project.

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

Performance Bonus—The Company may be required to pay up to an estimated $4.0 million bonus to the San Cristobal Project construction management contractor contingent upon certain project completion parameters and a $2.3 million bonus to the company constructing the port facilities for early completion of the facilities. Based on the current project status the company does not consider either payment probable and at December 31, 2006 no amounts have been accrued.

Political Contingencies—The Company continues to monitor the political uncertainties in Bolivia resulting from the Bolivian government’s renegotiation of agreements with oil and gas producers and statements regarding possible changes in current policies affecting the mining industry (see Item 1A, Risk Factors). If the San Cristobal project were nationalized, or if taxes were substantially increased or significant royalty payments imposed, the Company might be unable to recover its investment in the project and could have substantial liabilities including liabilities to the lenders under the project finance facility and liabilities to counterparties holding the derivative positions required by the project lenders. In addition, changes in Bolivian law may have an adverse effect on the Company’s ability to recover VAT receivable (see Note 5).

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The Court’s ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. Although the Court’s ruling is not expected to impact our ability to operate the San Cristobal project, the ruling may limit the transferability of our mining concessions and restrict our ability to mortgage our San Cristobal mining concessions as collateral to the lenders providing financing for the project.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

Other Contingencies—As previously disclosed, the company has concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. We have contacted the Department of Justice (“DOJ”) and SEC and reported the results of our internal investigation. We have been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC and DOJ investigations. We cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

15.          Royalty Income

During 2004 the Company sold to Excellon Resources Inc. (“Excellon”) the mineral rights on a section of the Company’s Platosa property in Mexico and retained a 5% net smelter return (“NSR”) royalty interest that decreases to a 2% NSR after the Company has received $4.0 million of royalty payments. The Company separately entered into a joint venture agreement for the future development of the remaining property at Platosa whereby it retained a 49% interest to Excellon’s 51% interest. The Company can buy back a controlling interest in the development property of up to 51%, with a payment to Excellon of $1.0 million. During 2006 Excellon began test mining on the royalty section of the property and produced silver, zinc and lead with a net smelter value of approximately $32.4 million on which the Company recorded royalty income of $1.6 million.

16.          Foreign Currency

Gains and losses on foreign currency derivatives and translation consist of the following:

	2006	2005	2004
	(in thousands)
Gain (loss) on Euro derivatives	$—	$(872)	$1,406
Gain (loss) on re-measurement of monetary assets denominated in other than US dollars	885	194	—
Total	$885	$(678)	$1,406

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

The Euro derivatives loss during 2005 and gain during 2004 is related to the marking to market of open Euro derivative positions held by the Company related to certain capital equipment purchased for San Cristobal for which the price was denominated in Euros. The Company held no such derivative positions during 2006.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

17.          Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, VAT recoverable, accounts payable, other current liabilities, derivative positions and long-term debt. Except for the VAT and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities.

The estimated fair values of the Company’s long-term financial instruments as measured on December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Value added tax recoverable	$54,158	$51,492	$20,052	$17,000
2.875% Convertible Senior Subordinated Notes due 2024	180,000	145,800	180,000	135,000
4.00% Convertible Senior Subordinated Notes due 2024	109,987	97,000	129,987	107,000
Project finance facility	180,000	180,000	—	—
Capital lease obligations	17,348	17,348	12,304	12,304
Derivative positions (2005 Restated)	818,198	818,198	151,369	151,369

The fair value of the VAT recoverable is estimated based on the expected timing of future cash flows and the Company’s incremental borrowing rate of 4.67%. The fair value of the Convertible Senior Subordinated Notes is based on quoted market values. The fair value of the project finance facility and capital lease obligations have market rates of interest and the fair value is equal to the carrying value.

18.          Segment Information

The Company’s sole activity is exploration for and development of mineral properties containing silver and substantially all of the Company’s long-lived assets are related to the Company’s San Cristobal project in Bolivia. The Company’s other principal assets consist primarily of cash and short-term, long-term and restricted investments held in US government and US corporate securities. As such, the Company’s chief operating decision maker views the Company’s consolidated financial information as one segment.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

19.          Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s  restated quarterly results of operations for the years ended December 31, 2006, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share)
2006	Restated	Restated	Restated
Net income (loss) for the period	$(174,412)	$(80,502)	$67,756	$(326,387)
Net income (loss) per Ordinary Share
—basic	$(3.39)	$(1.40)	$1.16	$(5.58)
—diluted	$(3.39)	$(1.40)	$1.15	$(5.58)
2005			Restated	Restated
Net loss for the period .	$(4,853)	$(2,823)	$(82,145)	$(72,315)
Net loss per Ordinary Share
—basic and diluted	$(0.10)	$(0.06)	$(1.68)	$(1.44)
2004
Net loss for the period	$(4,661)	$(3,166)	$(6,612)	$(4,406)
Net loss per Ordinary Share
—basic and diluted	$(0.11)	$(0.07)	$(0.14)	$(0.09)

As discussed in Note 2s, the Company restated the fair market value of its open derivative positions which in turn affected the gain and minority interest recognized on the indirect sale of a 35% interest in the Company’s San Cristobal project during September 2006. The restatements affected the quarterly periods ended September 30, 2005 through September 30, 2006.

The first and second quarters of 2006 include restated derivative position losses of $172.8 million and $78.1 million respectively. The third quarter 2006 includes a restated derivative position loss of $119.9 million and a restated gain of $199.6 million related to the sale of a 35% interest in our San Cristobal project. The fourth quarter 2006 loss includes a $344.2 million derivative loss. (See Note 9 for a discussion of the metals derivative positions)

The third and fourth quarters of 2005 include restated derivative position losses of $79.7 million and $73.9 million respectively.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

The following table summarizes the impact of the restatement on the historical balances reported on the Company’s consolidated balance sheets for the quarters ended:

	September 30, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Derivatives
As previously reported	$7,179	$91,476	$130,265	$177,224
Adjustment	70,049	208,937	226,004	300,506
As restated	77,228	300,413	356,269	477,730
Total liabilities
As previously reported	$415,701	$524,364	$593,356	$692,992
Adjustment	70,049	208,937	226,004	300,506
As restated	485,750	733,301	819,360	993,498
Minority interest in subsidiaries
As previously reported	$38	$41	$41	$88,403
Adjustment	—	—	—	(69,527)
As restated	38	41	41	18,876
Accumulated deficit
As previously reported	$(117,430)	$(225,269)	$(288,704)	$(215,973)
Adjustment	(70,049)	(208,937)	(226,004)	(230,979)
As restated	(187,479)	(434,206)	(514,708)	(446,952)
Total shareholders’ equity
As previously reported	$351,204	$288,003	$377,278	$451,062
Adjustment	(70,049)	(208,937)	(226,004)	(230,979)
As restated	281,155	79,066	151,274	220,083

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

The following table summarizes the impact of the restatement on the historical amounts reported on the Company’s consolidated statement of operations:

	For the Quarter	For the Quarter	For the Quarter	For the Quarter
	Ended Sept. 30,	Ended March 31,	Ended June 30,	Ended Sept. 30,
	2005	2006	2006	2006
	(amounts in thousands except per share data)
Gain (loss)—commodity derivatives
As previously reported	$(9,640)	$(58,979)	$(61,076)	$(45,432)
Adjustment	(70,049)	(113,839)	(17,067)	(74,502)
As restated	(79,689)	(172,818)	(78,143)	(119,934)
Total operating expenses
As previously reported	$(15,158)	$(65,772)	$(68,391)	$(51,741)
Adjustment	(70,049)	(113,839)	(17,067)	(74,502)
As restated	(85,207)	(179,611)	(85,458)	(126,243)
Gain on sale of interest in subsidiary
As previously reported	$—	$—	$—	$119,800
Adjustment	—	—	—	79,800
As restated	—	—	—	199,600
Total other income and expense
As previously reported	$3,061	$5,260	$5,009	$124,269
Adjustment	—	—	—	79,800
As restated	3,061	5,260	5,009	204,069
Gain (loss) before minority interest and income taxes
As previously reported	$(12,097)	$(60,512)	$(63,382)	$72,528
Adjustment	(70,049)	(113,839)	(17,067)	5,298
As restated	(82,146)	(174,351)	(80,449)	77,826
Minority interest in loss of consolidated subsidiaries
As previously reported	$1	$(7)	$—	$257
Adjustment	—	—	—	(10,273)
As restated	1	(7)	—	(10,016)
Net income (loss)
As previously reported	$(12,096)	$(60,573)	$(63,435)	$72,731
Adjustment	(70,049)	(113,839)	(17,067)	(4,975)
As restated	(82,145)	(174,412)	(80,502)	67,756
Comprehensive income (loss)
As previously reported	$(12,066)	$(59,688)	$(63,358)	$72,171
Adjustment	(70,049)	(113,839)	(17,067)	(4,975)
As restated	(82,115)	(173,527)	(80,425)	67,196

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company (Continued)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

Net income (loss) per Ordinary Share—basic
As previously reported	$(0.25)	$(1.18)	$(1.10)	$1.25
Adjustment	(1.43)	(2.21)	(0.30)	(0.09)
As restated	(1.68)	(3.39)	(1.40)	1.16
Net income (loss) per Ordinary Share—diluted
As previously reported	$(0.25)	$(1.18)	$(1.10)	$1.23
Adjustment	(1.43)	(2.21)	(0.30)	(0.08)
As restated	(1.68)	(3.39)	(1.40)	1.15

20.          Subsequent Events

During February 2007 the Company borrowed an additional $20 million against the $225 million San Cristobal project finance facility, bringing to $200 million the total borrowings against the facility. The funds are restricted to the development of the San Cristobal Project.

As a result of the restatement referred to in Note 2, the Company has breached certain representations and covenants regarding the preparation of financial statements in accordance with U.S. GAAP as well as certain minor technical covenants.  In March 2007 the Company received waivers and confirmations from its lenders for these potential covenant violations and any related events of default.

During March 2007 the Company received a notice of default by holders of at least 25% of the aggregate principal amount of each of the 2.875% and 4.0% Convertible Notes Due 2024 because the Company did not file its Form 10-K for the year ended 2006 on a timely basis. The Company does not believe that its failure to file its Form 10-K timely was in breach of a covenant. The Company filed the Form 10-K within the 60 day cure period applicable to breaches of this covenant. Accordingly, without respect to whether there was a violation of covenant, no event of default occurred.