Form 10-Q/A
period 2006-03-31
APEX SILVER MINES LTD
filed 2007-05-02
CIK 1011509

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

EXPLANATORY NOTE

Apex Silver Mines Limited (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 to restate its consolidated financial statements and related financial information.

We are restating the consolidated financial statements to correct the liability of our metals derivative positions. We determined that the method used in prior periods to estimate the fair value of our open metals derivative positions was not appropriate. pursuant to Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), we record our open derivative positions at their fair value on our consolidated balance sheet and record the changes in fair value to current earnings at the end of each reporting period.

Our derivative positions mature or expire on various dates over an approximate six-year period commencing in July 2007. Many of the derivative positions mature or expire beyond the periods covered by the major commodities price indices such as LME or COMEX, or expire in future periods covered by those indices with respect to which only limited trading activity has occurred. In instances where only limited market activity existed, we used price projections provided by an independent third party employing statistical analysis and models to estimate the fair value of our open derivative positions. The models used by the independent third party relied on commodities prices indices out to three months and mean reversion statistical estimates beyond the three-month period. Recently, we reassessed the market information reflected in the commodities prices indices out to twenty-seven months and quoted prices from the counterparties holding the derivative positions and concluded that the additional market information is a more reliable indicator of fair value than the independent third party price projections we previously used.

Based on the reassessment, we concluded that we had understated the liability related to the open derivative positions commencing with the quarter ended September 30, 2005. The cumulative liability for our open derivative positions was understated by $208.9 million at March 31, 2006.

As a result, we have concluded that our financial statements for the quarter ended September 30, 2005, the year ended December 31, 2005 and the first three quarters of 2006 should be restated. Use of the additional market information in calculating the fair value of our open derivative positions will likely result in increased volatility in our earnings during the next three years, the period over which most of the derivatives mature or expire. We intend to settle these derivatives with revenues from San Cristobal production over the six-year period commencing in July 2007. Therefore, the cash effect of settling these hedges will be realized as higher or lower revenue over that six-year period and the ultimate losses or gains from these derivatives will be determined based upon market prices at the time of settlement.

The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, 3 and 4 of the original filing, in each case to reflect only the restatement discussed herein. No other information in the original filing is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.  As discussed in Item 4, Controls and Procedures (as restated), management identified a control deficiency that relates to the restatement that, under the circumstances, constitutes a material weakness.

The foregoing items have not been updated to reflect other events occurring after the filing date of the original filing or to modify or update those disclosures affected by subsequent events.  Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

We do not intend to amend our previously-filed Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement described herein that ended prior to January 1, 2006.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND HEDGING ACTIVITIES

ITEM 4.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005
	Restated
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$9,318	$4,808
Restricted cash	46,624	135,182
Short term investments	1,076	132,000
Restricted investments	171,087	67,491
Prepaid expenses and other assets	10,185	5,824
Total current assets	238,290	345,305

Property, plant and equipment, net	445,606	379,138
Ore inventories	3,620	—
Deferred financing costs	20,603	21,604
Value added tax recoverable	26,063	20,052
Restricted investments	76,158	12,392
Other	2,068	2,020
Total assets	$812,408	$780,511

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$64,841	$74,487
Accrued interest payable	515	3,096
Derivatives at fair value	20,607	5,652
Current portion of long term debt	2,413	2,270
Total current liabilities	88,376	85,505
Long term debt	340,579	320,021
Derivatives at fair value	300,413	145,719
Asset retirement obligation	3,933	2,003
Total liabilities	733,301	553,248
Minority interest in subsidiaries	41	34
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 52,031,408 and 50,444,890 shares issued and outstanding at respective dates	520	504
Accumulated other comprehensive income (loss)	642	(243)
Additional paid in capital	512,110	486,762
Accumulated deficit during development stage	(434,206)	(259,794)
Total shareholders’ equity	79,066	227,229
Total liabilities and shareholders’ equity	$812,408	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended		For the Period from December 22, 1994 (inception)
	March 31,		through
	2006	2005	March 31, 2006
	Restated		Restated
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(1,450)	$(1,326)	$(74,881)
Administrative	(5,313)	(3,929)	(75,171)
Losses on commodity derivatives	(172,818)	(374)	(323,366)
Gains (losses) on foreign currency derivatives and transactions	113	(618)	841
Other operating expense (1)	(48)	—	(62)
Amortization and depreciation	(95)	(16)	(1,491)
Total operating expenses	(179,611)	(6,263)	(474,130)

Other income and expenses:
Interest and other income	2,904	3,400	37,576
Gain on extinguishment of debt	2,875	—	9,640
Interest expense and other borrowing costs (2)	(519)	(1,990)	(11,441)
Total other income and expense	5,260	1,410	35,775
Loss before minority interest and income taxes	(174,351)	(4,853)	(438,355)
Income taxes	(54)	—	(433)
Minority interest in (income) loss of consolidated subsidiary	(7)	—	4,568
Net loss	$(174,412)	$(4,853)	$(434,220)
Other comprehensive income:
Unrealized gain (loss) on securities	$390	(135)	147
Reclassification for loss included in net income	495	—	495
Other comprehensive gain (loss)	885	(135)	642
Comprehensive loss	$(173,527)	$(4,988)	$(433,578)

Net loss per Ordinary Share — basic and diluted (3)	$(3.39)	$(0.10)

Weighted average Ordinary Shares outstanding	51,420,587	47,681,043

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

Correction of an Error Related to the Valuation of Open Derivative positions

Pursuant to the requirements of the lenders of its $225 million project finance facility, the Company was required to provide price protection for a portion of its planned production from the San Cristobal project. In the third quarter 2005, the Company entered into silver, zinc and lead derivative positions utilizing primarily forward sales, but also puts and calls, to comply with this requirement. As discussed above, the Company records its open derivative positions at their estimated fair value on its balance sheet and records the change in estimated fair value in earnings at the end of each reporting period.

The Company’s derivative positions mature or expire on various dates over an approximate six-year period commencing in July 2007. Many of the derivative positions mature or expire beyond the periods covered by the major commodity price indices such as LME or COMEX, or expire in future periods covered by those indices with respect to which only limited trading activity has occurred. In instances where only limited market activity exists, the Company had historically used price projections to estimate a forward price curve provided by an independent third party employing statistical analysis and models to estimate the fair value of its open derivative positions. The models used by the independent third party relied on commodity price indices out to three months and mean reversion statistical estimates beyond the three-month period. Recently, the Company reassessed the market information reflected in the commodities prices indices out to twenty-seven months and quoted prices from the counterparties holding our derivative positions and concluded that the additional market information is a more reliable indicator of fair value than the independent third party price projections previously used. Accordingly, the Company concluded the derivative liability related to its open derivative positions was understated at March 31, 2006 by $208.9 million ($4.06 per share) and December 31, 2005 by $95.1 million ($1.96 per share).

The following table summarizes the impact of the restatement on the historical balances reported on the Company’s consolidated balance sheets for the periods ended March 31, 2006:

March 31, 2006

Derivatives at fair value
As previously reported	$91,476
Adjustment	208,937
As restated	300,413
Total liabilities
As previously reported	$524,364
Adjustment	208,937
As restated	733,301
Accumulated deficit
As previously reported	$(225,269)
Adjustment	(208,937)
As restated	(434,206)
Total shareholders’ equity
As previously reported	$288,003
Adjustment	(208,937)
As restated	79,066

The following table summarizes the impact of the restatement on the historical amounts reported on the Company’s consolidated statement of operations for the three months ended March 31, 2006 and the inception to date period through March 31, 2006:

		For the Period from
	For the Three	December 22, 1994
	Months	(Inception)
	Ended March 31,	Through March 31,
	2006	2006
	(amounts in thousands
	except per share data)
Losses on commodity derivatives
As previously reported	$(58,979)	$(114,429)
Adjustment	(113,839)	(208,937)
As restated	(172,818)	(323,366)
Total operating expenses
As previously reported	$(65,772)	$(265,193)
Adjustment	(113,839)	(208,937)
As restated	(179,611)	(474,130)
Loss before minority interest and income taxes
As previously reported	$(60,512)	$(229,418)
Adjustment	(113,839)	(208,937)
As restated	(174,351)	(438,355)
Net loss
As previously reported	$(60,573)	$(225,283)
Adjustment	(113,839)	(208,937)
As restated	(174,412)	(434,220)
Comprehensive loss
As previously reported	$(59,688)	$(224,641)
Adjustment	(113,839)	(208,937)
As restated	(173,527)	(433,578)
Net loss per Ordinary
Share - basic and diluted
As previously reported	$(1.18)
Adjustment	(2.21)
As restated	(3.39)

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

8.              Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal. During the third quarter 2005, the Company entered into positions utilizing primarily forward sales, but also puts and calls to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions. These derivative positions represent approximately 3.5%, 12.6% and 14.7% of planned life-of-mine payable production of silver, zinc and lead, respectively. Non-cash mark-to-market gains and losses from these outstanding metal derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

In addition, the Company continues to make limited investments in shorter duration put and call options and other metals derivatives not required by the project financing.

The Company marks its open derivative positions to estimated fair value at the end of each accounting period with the related change in estimated fair value recorded to earnings. For the quarter ended March 31, 2006 the Company recorded non-cash mark to market loss of $172.8 million and realized gain or loss of $nil compared to a $0.4 million non-cash mark to market loss and realized gain or loss of $nil for the quarter ended March 31, 2005 and a non-cash mark-to-market gain of $0.8 million and realized gains or losses of $nil recorded for the year ended December 31, 2004. The 2006 and 2005 losses are the result of continuing high spot and forward prices for silver, zinc and lead. The actual financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates. The Company does not intend to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates which begin during the second half of 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

The following table sets forth the Company’s open derivative positions at March 31, 2006. The contracts with open maturity dates of less than one year represent the discretionary derivatives while those with maturities greater than one year are all related to the requirements of the project financing and will be settled for cash based on monthly average prices for each metal in the period indicated.

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

The following table sets forth the fair value of the Company’s open derivative positions based on indices such as the LME and COMEX and valuations from counterparties holding the Company’s derivative positions at March 31, 2006 and December 31, 2005 and the change for the three months ended March 31, 2006.

	Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
12/31/2005	$5,652	$62,268	$77,584	$5,867	$151,371
3/31/2006 Restated	$20,607	$158,247	$134,437	$7,729	$321,020
2006 Change	$14,955	$95,979	$56,853	$1,862	$169,649

During the first three months of 2005, the Company recognized a $0.6 million mark to market loss on a foreign currency collar transaction utilizing puts and calls that were put in place during 2004 to hedge currency fluctuations related to payments required on certain long-lead equipment purchased for the San Cristobal project that was denominated in Euros. No such gains or losses were recognized during the three months ended March 31, 2006, and the Company did not have any foreign currency derivative positions.

The Company’s 2.875% and 4.0% Convertible Senior Subordinated Notes Due 2024 have several embedded derivatives that have been determined to have no value.

Credit Risk and Risks Relating to the Use of Derivatives

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For derivatives, when the fair value of a derivative is negative, as in the Company’s case at March 31, 2006, we assume no credit risk. However, should the Company’s derivative positions become positive, the Company would become exposed to credit risk. All of the Company’s derivative positions at March 31, 2006 are required by the project finance facility and per the terms of the facility are concentrated with two counterparties. The two counterparties are of high credit–quality and the Company monitors their financial condition at regular intervals. Under the terms of the derivative agreements, the counterparties cannot require the Company to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy.

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

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance at December 31, 2005	$2,003

Additions	1,882
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	48

Balance at March 31, 2006	$3,933

10.       Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity during the first three months of 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	income	Equity
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(259,794)	$(243)	$227,229
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	2,832	—	45	—	—	45
Stock compensation accrued.	—	—	1,052	—	—	1,052
Stock options exercised ($13.09 per share)	108,000	1.1	1,413	—	—	1,414
Stock granted as compensation ($19.30 per share)	20,000	0.2	—	—	—	—
Unrealized gain on marketable equity securities	—	—	—	—	885	885
Net loss Restated	—	—	—	(174,412)	—	(174,412)
Balance, March 31, 2006 Restated	52,031,408	$520.3	$512,110	$(434,206)	$642	$79,066

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

For purposes of calculating the fair value of options, volatility for the periods presented is based on the historical volatility of the Company’s Ordinary Shares. The Company currently does not foresee the payment of dividends in the near term. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006		2005
Expected volatility	43.8% - 44.	5%	42.6%
Weighted average volatility	44.0%		42.6%
Expected dividend yield	—		—
Expected term (in years)	3.55		3.58
Risk-free rate	4.47%		3.62%

A summary of the Company’s stock options at March 31, 2006 and changes during the three months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	2,859,781	$14.42	6.4 Years	$4,232,476
Granted during period	32,644	$19.63	9.9 Years	$—
Forfeited or expired during period	(30,000)	$16.61		$(13,653)
Exercised during period	(108,000)	$13.09		$944,404
Outstanding at end of period	2,754,425	$14.51	6.2 Years	$25,450,887
Exercisable at end of period	1,926,249	$13.25	5.1 Years	$20,225,615
Expected to vest at the end of the Period	828,176	$17.43	8.7 Years	$5,234,072

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

13.       Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Three Months Ended March 31,
	2006 RESTATED	2005
	(in thousands)
Supplemental disclosure:
Interest paid	$5,477	$5,208

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$1,145	$143
Interest expense capitalized	$4,296	$1,104
Accrued interest capitalized	$483	$201
Stock issued as compensation to consultants	$45	$63
Mark-to-market loss on derivatives	$172,818	$374
Accrued property plant & equipment	$(10,721)	$17,876
Capitalized leases	$1,270	$—
Stock issued to purchase debt	$17,125	$—

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

During the quarter ended March 31, 2006 we recorded mark-to-market losses related to our metals derivative open positions in the amount of $172.8 million. The open metals positions are primarily related to the project finance facility requirement to provide price protection for a portion of our planned production of metals from San Cristobal. In addition, the Company continues to make limited investments in shorter duration put and call options and other metals derivatives not required by the project financing. The recent increases in the spot and forward prices for silver, zinc and lead resulted in the mark-to-market loss for the quarter. The loss did not have a material impact on our cash flows or cash position for the period. Further, while the final financial impact of the required price protection program will not be known until the positions are closed on their future settlement dates, we do not intend to settle the open positions with cash prior to the settlement dates beginning in 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized mark-to-market gains or losses. In addition, should the increased metals price projections used to calculate the mark-to-market loss continue into the production phase of the San Cristobal Project, the increased revenue from sales of unhedged metals would generate a significant benefit to future earnings and cash flows. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), based on spot prices, forward prices and quoted option volatilities. If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods.

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

Gains and Losses - Commodity Derivatives. For the quarter ended March 31, 2006 we recorded mark-to-market losses related to our metals derivative open positions in the amount of $172.8 million compared to a mark-to-market loss of $0.4 million on our open positions for the quarter ended March 31, 2005. The 2006 loss is the result of the mark-to-market valuation of our open metals positions at March 31, 2006 primarily related to the project finance facility requirement to provide price protection for a portion of our planned production of metals from San Cristobal. The recent increases in the spot and forward prices for silver, zinc and lead resulted in the $172.8 million mark-to-market loss for the year. The loss did not have a material impact on our cash flows or cash position for the period. Our open metals derivative position for the quarter ended March 31, 2005 was substantially smaller prior to the lending requirements as reflected in the smaller non-cash mark-to-market loss. (See “Overview” for additional discussion of the first quarter 2006 mark-to-market derivative loss)

Interest and other income. Interest and other income was $2.9 million for the first quarter 2006 compared to $3.4 million recorded during the first quarter 2005. The 2006 decrease is primarily the result of less interest earned because of lower average aggregate cash, cash equivalent and investment balances held during 2006 as compared to the same period of 2005. The lower average aggregate cash, cash equivalent and investment balances are primarily the result of the investment we made over the year in the development of our San Cristobal Project. Interest and other income for the first quarter 2006 includes a $0.4 million loss on certain held to maturity investments that were liquidated prior to their maturity dates as a requirement of the project financing facility.

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

To complete the project financing for San Cristobal, we were required to hedge a portion of our planned production from San Cristobal. In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices. We recorded a non-cash mark-to-market trading loss for the three months ended March 31, 2006 of approximately $172.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Item 4. Controls and Procedures

(a)   Background to the restatement

During the first quarter of 2007, we determined that the method used in the periods ended September 30, 2005 through September 30, 2006 to estimate the fair value of our open metals derivative positions was not appropriate.  This resulted in a restatement of the Company’s 2005 annual consolidated financial statements; interim consolidated financial statements for the quarter ended September 30, 2005 and for each of the first three quarters of 2006; and an audit adjustment to the Company’s 2006 annual consolidated financial statements.

See explanatory note and Note 2 to the consolidated financial statements included with this Quarterly Report on Form 10-Q/A for the period ended March 31, 2006, for a discussion and summary of the impact of the restatement on the previously issued financial statements.

(b)   Disclosure Controls and Procedures

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

In connection with the original filing of report 10-Q for the period ended March 31, 2006, under the supervision and with the participation of our Disclosure Committee and management (including the Chief Executive Officer and Chief Financial Officer) we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Subsequent to the evaluation made in connection with the filing of the original Form 10-Q and in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A, our management, with the participation of our Disclosure Committee, Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of material weaknesses.  For a discussion of the material weaknesses, see Item 9A of our annual report on Form 10-K for the year ended December 31, 2006. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.

(c)   Change in Internal Control over Financial Reporting

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

In connection with the filing of the original Form 10-Q for the period ended March 31, 2006, management concluded that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006, that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the filing of the original Form 10-Q and as a result of the evaluation made in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A, management has concluded that the material weaknesses described in Item 9A of our annual report on Form 10-K, for the year ended December 31, 2006, existed at March 31, 2006.

For a further discussion on the material weaknesses and the actions we are planning to take to remediate the material weaknesses, see Item 9A of our annual report on Form 10-K for the year ended December 31, 2006.

PART II: OTHER INFORMATION

Item 6.    Exhibits

10.1	Underwriting agreement with Harris Nesbitt Corp. dated April 6, 2006*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

* Previously filed with the Form 10-Q filed on May 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date:	May 2, 2007	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	May 2, 2007	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer