Form 10-Q/A
period 2006-06-30
APEX SILVER MINES LTD
filed 2007-05-02
CIK 1011509

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

EXPLANATORY NOTE

Apex Silver Mines Limited (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 to restate its consolidated financial statements and related financial information.

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

Based on the reassessment, we concluded that we had understated the liability related to the open derivative positions commencing with the quarter ended September 30, 2005. The cumulative liability for our open derivative positions was understated by $226.0 million at June 30, 2006.

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

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005
	Restated
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$11,851	$4,808
Restricted cash	37,934	135,182
Short term investments	113,165	132,000
Restricted investments	144,061	67,491
Materials and supply inventory	3,495	—
Prepaid expenses and other assets	11,148	5,824
Total current assets	321,654	345,305

Property, plant and equipment, net	505,741	379,138
Ore inventories	8,909	—
Deferred financing costs	20,134	21,604
Value added tax recoverable	34,881	20,052
Restricted investments	77,258	12,392
Other	2,098	2,020
Total assets	$970,675	$780,511

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and other accrued liabilities	$56,060	$74,487
Accrued interest payable	3,267	3,096
Derivatives at fair value	13,845	5,652
Current portion of long term debt	2,708	2,270
Total current liabilities	75,880	85,505
Long term debt	382,275	320,021
Derivatives at fair value	356,269	145,719
Asset retirement obligation	4,936	2,003
Total liabilities	819,360	553,248
Minority interest in subsidiaries	41	34
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,406,400 and 50,444,890 shares issued and outstanding at respective dates	584	504
Accumulated other comprehensive income (loss)	719	(243)
Additional paid in capital	664,679	486,762
Accumulated deficit during development stage	(514,708)	(259,794)
Total shareholders’ equity	151,274	227,229
Total liabilities and shareholders’ equity	$970,675	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended		Six Months Ended		For the Period from December 22, 1994 (inception)
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
	Restated		Restated		Restated
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(1,557)	$(1,435)	$(3,007)	$(2,761)	$(76,438)
Administrative	(5,686)	(4,917)	(10,999)	(8,846)	(80,857)
Gain (loss) on commodity derivatives	(78,143)	2,430	(250,961)	2,056	(401,509)
Gains (loss) on foreign currency derivatives and transactions	123	(666)	236	(1,284)	964
Other operating expense (1)	(94)	—	(142)	—	(142)
Amortization and depreciation	(101)	(17)	(196)	(33)	(1,592)
Total operating expenses	(85,458)	(4,605)	(265,069)	(10,868)	(559,574)
Other income and expenses:
Interest and other income	5,264	3,643	8,168	7,043	42,840
Gain on extinguishment of debt	—	—	2,875	—	9,640
Interest expense and other borrowing costs (2)	(255)	(1,872)	(774)	(3,862)	(11,696)
Total other income and expense	5,009	1,771	10,269	3,181	40,784
Loss before minority interest and income taxes	(80,449)	(2,834)	(254,800)	(7,687)	(518,790)
Income taxes	(53)	—	(107)	—	(486)
Minority interest in (income) loss of consolidated subsidiary	—	11	(7)	11	4,568
Net loss	$(80,502)	$(2,823)	$(254,914)	$(7,676)	$(514,708)
Other comprehensive income:
Unrealized gain (loss) on securities	$77	$(22)	$467	$(157)	$224
Reclassification for loss on securities included in net income	—	—	495	—	495
Other comprehensive gain (loss)	77	(22)	962	(157)	719
Comprehensive loss	$(80,425)	$(2,845)	$(253,952)	$(7,833)	$(513,989)
Net loss per Ordinary Share – basic and diluted (3)	$(1.40)	$(0.06)	$(4.68)	$(0.16)
Weighted average Ordinary Shares outstanding	57,551,214	47,983,111	54,483,319	47,831,454

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

The Company’s derivative positions mature or expire on various dates over an approximate six-year period commencing in July 2007. Many of the derivative positions mature or expire beyond the periods covered by the major commodity price indices such as LME or COMEX, or expire in future periods covered by those indices with respect to which only limited trading activity has occurred. In instances where only limited market activity exists, the Company had historically used price projections to estimate a forward price curve provided by an independent third party employing statistical analysis and models to estimate the fair value of its open derivative positions. The models used by the independent third party relied on commodity price indices out to three months and mean reversion statistical estimates beyond the three-month period. Recently, the Company reassessed the market information reflected in the commodities prices indices out to twenty-seven months and quoted prices from the counterparties holding our derivative positions and concluded that the additional market information is a more reliable indicator of fair value than the independent third party price projections previously used. Accordingly, the Company concluded the derivative liability related to its open derivative positions was understated at June 30, 2006 by $226.0 million ($4.15 per share) and December 31, 2005 by $95.1 million ($1.96 per share).

The following table summarizes the impact of the restatement on the historical balances reported on the Company’s consolidated balance sheets for the periods ended June 30, 2006:

June 30, 2006

Derivatives at fair value
As previously reported	$130,265
Adjustment	226,004
As restated	356,269
Total liabilities
As previously reported	$593,356
Adjustment	226,004
As restated	819,360
Accumulated deficit
As previously reported	$(288,704)
Adjustment	(226,004)
As restated	(514,708)
Total shareholders’ equity
As previously reported	$377,278
Adjustment	(226,004)
As restated	151,274

The following table summarizes the impact of the restatement on the historical amounts reported on the Company’s consolidated statement of operations for the three and six months ended June 30, 2006 and the inception to date period through June 30, 2006:

			For the Period from
			December 22, 1994
	For the Three	For the Six	(Inception)
	Months Ended	Months Ended	Through June 30,
	June 30, 2006		2006
	(amounts in thousands except per share data)
Losses on commodity derivatives
As previously reported	$(61,076)	$(120,055)	$(175,505)
Adjustment	(17,067)	(130,906)	(226,004)
As restated	(78,143)	(250,961)	(401,509)
Total operating expenses
As previously reported	$(68,391)	$(134,163)	$(333,570)
Adjustment	(17,067)	(130,906)	(226,004)
As restated	(85,458)	(265,069)	(559,574)
Loss before minority interest and income taxes
As previously reported	$(63,382)	$(123,894)	$(292,786)
Adjustment	(17,067)	(130,906)	(226,004)
As restated	(80,449)	(254,800)	(518,790)
Net Loss
As previously reported	$(63,435)	$(124,008)	$(288,704)
Adjustment	(17,067)	(130,906)	(226,004)
As restated	(80,502)	(254,914)	(514,708)
Comprehensive Loss
As previously reported	$(63,358)	$(123,046)	$(287,985)
Adjustment	(17,067)	(130,906)	(226,004)
As restated	(80,425)	(253,952)	(513,989)
Net Loss per Ordinary
Share - basic and diluted
As previously reported	$(1.10)	$(2.28)
Adjustment	(0.30)	(2.40)
As restated	(1.40)	(4.68)

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

8.   Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal.  During the third quarter 2005, the Company entered into positions utilizing primarily forward sales, but also puts and calls, to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions. Non-cash mark-to-market gains and losses from these outstanding metal derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

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

The Company marks its open derivative positions to estimated fair value at the end of each accounting period with the related change in estimated fair value recorded to earnings. For the quarter and year to date periods ended June 30, 2006 the Company recorded non-cash mark to market losses of $49.0 million and $221.9 million and realized losses of $29.1 million and $29.1 million compared to a $2.4 million and $2.1 million non-cash mark to market gain and realized gains or losses of $nil and $nil for the quarter and year to date periods ended June 30, 2005 and a non-cash mark-to-market gain of $0.8 million and realized gains or losses of $nil recorded for the year ended December 31, 2004. The 2006 and 2005 losses are the result of continuing high spot and forward prices for silver, zinc and lead. The actual financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates. The Company does not intend to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates which begin during the second half of 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

The following table sets forth the Company’s open derivative positions at June 30, 2006.  The contracts with open maturity dates of less than one year represent the discretionary derivatives while those with maturities greater than one year are all related to the requirements of the project financing and will be settled for cash based on monthly average prices for each metal in the period indicated.

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

The following table sets forth the fair value of the Company’s open derivative positions based on indices such as the LME and COMEX and valuations from counterparties holding the Company’s derivative positions at June 30, 2006 and December 31, 2005 and the change for the six months ended June 30, 2006.

	Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
12/31/2005	$5,652	$62,268	$77,584	$5,867	$151,371
6/30/2006 Restated	$13,845	$229,922	$122,113	$4,235	$370,114
2006 Change	$8,193	$167,654	$44,529	$(1,632)	$218,743

During 2005, the Company recognized a $0.9 million mark-to-market loss on a foreign currency collar transaction utilizing puts and calls that were put in place during 2004 to hedge currency fluctuations related to payments required on certain long-lead equipment purchased for the San Cristobal project that was denominated in Euros. The transaction resulted in a realized gain of $0.5 million during the two years it was in place. No such gains or losses were recognized during the six months ended June 30, 2006 and the Company did not have any foreign currency derivative positions.

The Company’s 2.875% and 4.0% Convertible Senior Subordinated Notes Due 2024 have several embedded derivatives that have been determined to have no value.

Credit Risk and Risks Relating to the Use of Derivatives

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For derivatives, when the fair value of a derivative is negative, as in the Company’s case at June 30, 2006, we assume no credit risk. However, should the Company’s derivative positions become positive, the Company would become exposed to credit risk. All of the Company’s derivative positions at June 30, 2006 are required by the project finance facility and per the terms of the facility are concentrated with two counterparties. The two counterparties are of high credit-quality and the Company monitors their financial condition at regular intervals. Under the terms of the derivative agreements, the counterparties cannot require the Company to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy.

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

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance at December 31, 2005	$2,003

Additions	2,791
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	142

Balance at June 30, 2006	$4,936

10.   Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity during the first six months of 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	income	Equity
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(259,794)	$(243)	$227,229
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	2,602	—	—	2,602
Stock options exercised ($12.92 per share)	112,125	1.1	1,447	—	—	1,448
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	962	962
Net loss Restated	—	—	—	(254,914)	—	(254,914)
Balance, June 30, 2006 Restated	58,406,400	$584.1	$664,679	$(514,708)	$719	$151,274

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

13.   Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended
	June 30,
	2006	2005
	Restated
	(in thousands)
Supplemental disclosure:
Interest paid	$9,455	$5,208

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$2,351	$636
Accrued interest capitalized	$3,267	$1,691
Stock issued as compensation to consultants	$27	$180
Mark-to-market gain (loss) on derivatives	$221,910	$2,430
Accrued property plant & equipment	$(18,713)	$34,604
Capitalized leases	$3,897	$8,261
Stock issued to purchase debt	$17,125	$—

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

The Company continues to recognize losses on its total derivative position as a result of the continued escalation of spot and forward prices for silver, zinc and lead. During the first six months of 2006 the Company recorded losses of $251.0 million. During the same period we made net cash payments of $29.1 million to settle the majority of our discretionary positions not required by the project financing facility.   While the final financial impact of the required price protection program related to the project financing will not be known until the positions are closed on their future settlement dates, we do not intend to settle those open positions with cash prior to the settlement dates beginning in 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized mark-to-market gains or losses.  In addition, if the increased silver, zinc and lead prices continue into the production phase of the San Cristobal project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows.  During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), based on spot prices, forward prices and quoted option volatilities. If current spot prices continue into future periods that include the settlement dates of the Company’s open derivative positions, the Company will report further mark-to-market losses in subsequent periods.

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

Gains and Losses - Commodity Derivatives.  For the second quarter of 2006 we recorded losses related to our metals derivative positions in the amount of $78.1 million compared to a gain of $2.4 million on our derivative positions for the second quarter of 2005. During the same period of 2006 we made net cash payments of $29.1 million to settle the majority of our discretionary derivative positions not required by the project financing facility.  Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period. Our open metals derivative position for the second quarter of 2005 was substantially smaller prior to the project financing facility requirements as reflected in the smaller non-cash mark-to-market gain. (See “Overview” for additional discussion of the second quarter 2006 derivative loss)

Interest and other income. Interest and other income was $5.3 million for the second quarter of 2006 compared to $3.6 million recorded during the second quarter of 2005.  The 2006 increase is primarily the result of more interest earned because of higher average aggregate cash, cash equivalent and investment balances held during 2006 as well as higher interest rates as compared to the same period of 2005. The higher average aggregate cash, cash equivalent and investment balances are primarily the result of the proceeds from the equity offering completed during the quarter.

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

Gains and Losses - Commodity Derivatives.  For the first six months of 2006 we recorded losses related to our metals derivative positions in the amount of $251.0 million compared to a gain of $2.1 million on our derivative positions for the first six months of 2005. During the same period of 2006 we made net cash payments of $29.1 million to settle the majority of our discretionary derivative positions not required by the project financing facility. Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period. Our open metals derivative position for the first half of 2005 was substantially smaller prior to the project financing requirements as reflected in the smaller non-cash mark-to-market gain. (See “Overview” for additional discussion of the first half of 2006 derivative loss)

Interest and other income.  Interest and other income was $8.2 million for the first six months of 2006 compared to $7.0 million recorded during the first six months of 2005.  The 2006 increase is primarily the result of more interest earned because of higher average aggregate cash, cash equivalent and investment balances held during 2006 as well as higher interest rates as compared to the same period of 2005. The higher average aggregate cash, cash equivalent and investment balances are primarily the result of the proceeds from the equity offering completed during the second quarter of 2006.  Interest and other income for the 2006 period includes a $0.4 million loss on certain held to maturity investments that were liquidated prior to their maturity dates as a requirement of the project financing facility.

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

To complete the project financing for San Cristobal, we were required to hedge a portion of our planned production from San Cristobal.  In addition, when San Cristobal enters production, we may sell forward a portion of our production and use price hedging techniques to mitigate some of the risks associated with fluctuating metals prices.  We recorded losses of $251.0 million on our derivative positions for the six months ended June 30, 2006. During the same period we made net cash payments of $29.1 million to settle the majority of our discretionary positions not required by the project financing facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

See explanatory note and Note 2 to the consolidated financial statements included with this Quarterly Report on Form 10-Q/A for the period ended June 30, 2006, for a discussion and summary of the impact of the restatement on the previously issued financial statements.

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

In connection with the original filing of report 10-Q for the period ended June 30, 2006, under the supervision and with the participation of our Disclosure Committee and management (including the Chief Executive Officer and Chief Financial Officer) we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Subsequent to the evaluation made in connection with the filing of the original Form 10-Q and in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A, our management, with the participation of our Disclosure Committee, Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of material weaknesses.  For a discussion of the material weaknesses, see Item 9A of our annual report on Form 10-K for the year ended December 31, 2006. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.

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

In connection with the filing of the original Form 10-Q for the period ended June 30, 2006, management concluded that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006, that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the filing of the original Form 10-Q and as a result of the evaluation made in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A, management has concluded that the material weaknesses described in Item 9A of our annual report on Form 10-K, for the year ended December 31, 2006, existed at June 30, 2006.

For a further discussion on the material weaknesses and the actions we are planning to take to remediate the material weaknesses, see Item 9A of our annual report on Form 10-K for the year ended December 31, 2006.

PART II: OTHER INFORMATION

Item 6.    Exhibits

1.1	Underwriting Agreement, Dated April 6, 2006 between the Company and Harris Nesbitt Corp.*
10.1	Separation Agreement and Release, dated June 9, 2006 between the Company and Mark A. Lettes*
10.2	Form of Change of Control Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

*              Previously filed with the Form 10-Q filed on August 9, 2006.

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