Form 10-Q/A
period 2006-09-30
APEX SILVER MINES LTD
filed 2007-05-02
CIK 1011509

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

EXPLANATORY NOTE

Apex Silver Mines Limited (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 to restate its consolidated financial statements and related financial information.

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

Based on the reassessment, we concluded that we had understated the liability related to the open derivative positions commencing with the quarter ended September 30, 2005. The cumulative liability for our open derivative positions was understated by $300.5 million at September 30, 2006. In addition, correcting the error in the valuation of the open derivative positions impacted the gain and minority interest that we recognized on the sale of the 35% interests in the subsidiaries that own the San Cristobal project. The gain on the sale increased from $119.8 million to $199.6 million and the minority interest decreased from $88.4 million to $18.9 million at September 30, 2006.

As a result, we have concluded that our financial statements for the quarter ended September 30, 2005, the year ended December 31, 2005 and the first three quarters of 2006 should be restated. This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 also includes the restatements for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. Use of the additional market information in calculating the fair value of our open derivative positions will likely result in increased volatility in our earnings during the next three years, the period over which most of the derivatives mature or expire. We intend to settle these derivatives with revenues from San Cristobal production over the six-year period commencing in July 2007. Therefore, the cash effect of settling these hedges will be realized as higher or lower revenue over that six-year period and the ultimate losses or gains from these derivatives will be determined based upon market prices at the time of settlement.

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

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND HEDGING ACTIVITIES

ITEM 4.	CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

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
	Restated
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$138,097	$4,808
Restricted cash	15,172	135,182
Investments	290,743	132,000
Restricted investments	101,133	67,491
Ore inventories	444	—
Materials and supply inventory	4,124	—
Prepaid expenses and other assets	11,444	5,824
Total current assets	561,157	345,305

Property, plant and equipment, net	583,168	379,138
Ore inventories	16,498	—
Deferred financing costs	19,988	21,604
Value added tax recoverable	45,537	20,052
Investments	4,000	—
Restricted investments	—	12,392
Other	2,109	2,020
Total assets	$1,232,457	$780,511

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$66,048	$74,487
Accrued interest payable	799	3,096
Derivatives at fair value	17,827	5,652
Current portion of long term debt	2,993	2,270
Total current liabilities	87,667	85,505
Long term debt	434,117	320,021
Derivatives at fair value	464,920	145,719
Deferred gain on sale of asset	1,400	—
Asset retirement obligation	5,394	2,003
Total liabilities	993,498	553,248
Minority interest in subsidiaries	18,876	34
Commitments and contingencies (Note 12)

Shareholders’ equity
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,435,200 and 50,444,890 shares issued and outstanding at respective dates	584	504
Accumulated other comprehensive income (loss)	160	(243)
Additional paid in capital	666,291	486,762
Accumulated deficit during development stage	(446,952)	(259,794)
Total shareholders’ equity	220,083	227,229
Total liabilities and shareholders’ equity	$1,232,457	$780,511

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

					For the Period from
					December 22, 1994
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		through
	2006	2005	2006	2005	Sept. 30, 2006
	Restated	Restated	Restated	Restated	Restated
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(2,155)	$(1,097)	$(5,162)	$(3,858)	$(78,593)
Administrative	(4,123)	(4,814)	(15,122)	(13,660)	(84,980)
Gain (loss) on commodity derivatives	(119,934)	(79,689)	(370,895)	(77,633)	(521,443)
Gain (loss) on foreign currency derivatives and transactions	203	474	439	(810)	1,167
Other operating expense (1)	(134)	—	(276)	—	(276)
Amortization and depreciation	(100)	(81)	(296)	(114)	(1,692)
Total operating expenses	(126,243)	(85,207)	(391,312)	(96,075)	(685,817)
Other income and expenses:
Interest and other income	4,469	5,700	12,637	12,743	47,309
Gain on sale of interest in subsidiary	199,600	—	199,600	—	199,600
Gain on extinguishment of debt	—	—	2,875	—	9,640
Interest expense and other borrowing costs (2)	—	(2,639)	(774)	(6,501)	(11,696)
Total other income and expense	204,069	3,061	214,338	6,242	244,853
Income (loss) before minority interest and income taxes	77,826	(82,146)	(176,974)	(89,833)	(440,964)
Income taxes	(54)	—	(161)	—	(540)
Minority interest in (income) loss of consolidated subsidiaries	(10,016)	1	(10,023)	12	(5,448)
Net income (loss)	$67,756	$(82,145)	$(187,158)	$(89,821)	$(446,952)
Other comprehensive income:
Unrealized gain (loss) on securities	$(42)	$30	$160	$(127)	$(83)
Reclassification for loss on securities included in net income	(518)	—	243	—	243
Other comprehensive income (loss)	(560)	30	403	(127)	160
Comprehensive income (loss)	$67,196	$(82,115)	$(186,755)	$(89,948)	$(446,792)
Net Income (loss) per Ordinary Share - basic	$1.16	$(1.68)	$(3.35)	$(1.87)
Net Income (loss) per Ordinary Share - diluted	$1.15	$(1.68)	$(3.35)	$(1.87)
Weighted average Ordinary Shares outstanding - basic	58,417,387	48,781,621	55,816,488	48,047,071
Weighted average Ordinary Shares outstanding - diluted	58,989,561	48,781,621	55,816,488	48,047,071

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

The Company’s derivative positions mature or expire on various dates over an approximate six-year period commencing in July 2007. Many of the derivative positions mature or expire beyond the periods covered by the major commodity price indices such as LME or COMEX, or expire in future periods covered by those indices with respect to which only limited trading activity has occurred. In instances where only limited market activity exists, the Company had historically used price projections to estimate a forward price curve provided by an independent third party employing statistical analysis and models to estimate the fair value of its open derivative positions. The models used by the independent third party relied on commodity price indices out to three months and mean reversion statistical estimates beyond the three month period. Recently, the Company reassessed the market information reflected in the commodities prices indices out to twenty-seven months and quoted prices from the counterparties holding our derivative positions and concluded that the additional market information is a more reliable indicator of fair value than the independent third party price projections previously used. Accordingly, the Company concluded the derivative liability related to its open derivative positions was understated at September 30, 2006 by $300.5 million ($5.38 per share) and December 31, 2005 by $95.1 million ($1.96 per share).

Additionally, correcting the error in the valuation of the open derivative positions impacted the gain and minority interest the Company recognized on the sale of the 35% interests in the subsidiary holding its San Cristobal project, the subsidiary that will market the San Cristobal concentrates and the subsidiary that holds the derivative positions required by the project finance facility.  The revised valuation of the derivative positions resulted in the gain on the sale being increased from $119.8 million to $199.6 million.

The following table summarizes the impact of the restatement on the historical balances reported on the Company’s consolidated balance sheets for the period ended September 30, 2006:

September 30, 2006

Derivatives at fair value - current
As previously reported	$14,101
Adjustment	3,726
As restated	17,827
Total current liabilities
As previously reported	$83,941
Adjustment	3,726
As restated	87,667
Derivatives at fair value
As previously reported	$168,140
Adjustment	296,780
As restated	464,920
Total liabilities
As previously reported	$692,992
Adjustment	300,506
As restated	993,498
Minority interest in subsidiaries
As previously reported	$88,403
Adjustment	(69,527)
As restated	18,876
Accumulated deficit
As previously reported	$(215,973)
Adjustment	(230,979)
As restated	(446,952)
Total shareholders’ equity
As previously reported	$451,062
Adjustment	(230,979)
As restated	220,083

The following table summarizes the impact of the restatement on the historical amounts reported on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2006 and the inception to date period through September 30, 2006:

					For the Period from
					December 22, 1994
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		Through Sept. 30,
	2006	2005	2006	2005	2006
	(amounts in thousands except per share data)
Losses on commodity derivatives
As previously reported	$(45,432)	$(9,640)	$(165,487)	$(7,584)	$(220,937)
Adjustment	(74,502)	(70,049)	(205,408)	(70,049)	(300,506)
As restated	(119,934)	(79,689)	(370,895)	(77,633)	(521,443)
Total operating expenses
As previously reported	$(51,741)	$(15,158)	$(185,904)	$(26,026)	$(385,311)
Adjustment	(74,502)	(70,049)	(205,408)	(70,049)	(300,506)
As restated	(126,243)	(85,207)	(391,312)	(96,075)	(685,817)
Gain on sale of interest in subsidiary
As previously reported	$119,800	$—	$119,800	$—	$119,800
Adjustment	79,800	—	79,800	—	79,800
As restated	199,600	—	199,600	—	199,600
Total other income and expense
As previously reported	$124,269	$3,061	$134,538	$6,242	$165,053
Adjustment	79,800	—	79,800	—	79,800
As restated	204,069	3,061	214,338	6,242	244,853
Gain (loss) before minority interest and income taxes
As previously reported	$72,528	$(12,097)	$(51,366)	$(19,784)	$(220,258)
Adjustment	5,298	(70,049)	(125,608)	(70,049)	(220,706)
As restated	77,826	(82,146)	(176,974)	(89,833)	(440,964)
Minority interest in loss of consolidated subsidiaries
As previously reported	$257	$1	$250	$12	$4,825
Adjustment	(10,273)	—	(10,273)	—	(10,273)
As restated	(10,016)	1	(10,023)	12	(5,448)
Net income (loss)
As previously reported	$72,731	$(12,096)	$(51,277)	$(19,772)	$(215,973)
Adjustment	(4,975)	(70,049)	(135,881)	(70,049)	(230,979)
As restated	67,756	(82,145)	(187,158)	(89,821)	(446,952)
Comprehensive income (loss)
As previously reported	$72,171	$(12,066)	$(50,874)	$(19,899)	$(215,813)
Adjustment	(4,975)	(70,049)	(135,881)	(70,049)	(230,979)
As restated	67,196	(82,115)	(186,755)	(89,948)	(446,792)
Net income (loss) per Ordinary
Share - basic
As previously reported	$1.25	$(0.25)	$(0.92)	$(0.41)
Adjustment	(0.09)	(1.43)	(2.43)	(1.46)
As restated	1.16	(1.68)	(3.35)	(1.87)
Net income (loss) per Ordinary
Share - diluted
As previously reported	$1.23	$(0.25)	$(0.92)	$(0.41)
Adjustment	(0.08)	(1.43)	(2.43)	(1.46)
As restated	1.15	(1.68)	(3.35)	(1.87)

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

8.              Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal.  During the third quarter of 2005, the Company entered into positions utilizing primarily forward sales, but also puts and calls, to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions.  Non-cash mark-to-market gains and losses from these outstanding metal derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

In addition, the Company made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing facility.  During 2006, the Company made $36.4 million of net cash payments to settle the majority of these discretionary derivative contracts. The remaining liability for these discretionary derivative positions on a mark-to-market basis as of September 30, 2006 was approximately $5.0 million.

The Company marks its open derivative positions to estimated fair value at the end of each accounting period with the related change in estimated fair value recorded to earnings. For the quarter and year to date periods ended September 30, 2006 the Company recorded non-cash mark to market losses of $112.6 million and $334.5 million and realized losses of $7.3 million and $36.4 million compared to a $79.7 million and $77.6 million non-cash mark to market loss and realized gains or losses of $nil and $nil for the quarter and year to date periods ended  September 30, 2005 and a non-cash mark-to-market gain of $0.8 million and realized gains or losses of $nil recorded for the year ended December 31, 2004. The 2006 and 2005 losses are the result of continuing high spot and forward prices for silver, zinc and lead. The actual financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates. The Company does not intend to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates which begin during the second half of 2007. At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

The following table sets forth the Company’s open derivative positions at September 30, 2006.  The contracts with open maturity dates of less than one year represent the discretionary derivatives while those with maturities greater than one year are all related to the requirements of the project financing and will be settled for cash based on monthly average prices for each metal in the period indicated.

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

The following table sets forth the fair value of the Company’s open derivative positions based on indices such as the LME and COMEX and valuations from counterparties holding the Company’s derivative positions at September 30, 2006 and December 31, 2005 and the change for the nine months ended September 30, 2006.

	Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
12/31/2005	$5,652	$62,268	$77,584	$5,867	$151,371
9/30/2006 Restated	$17,827	$327,953	$134,642	$2,325	$482,747
2006 Change	$12,175	$265,685	$57,058	$(3,542)	$331,376

During 2005, the Company recognized a $0.9 million mark-to-market loss on a foreign currency collar transaction utilizing puts and calls that were put in place during 2004 to hedge currency fluctuations related to payments required on certain long-lead equipment purchased for the San Cristobal project that was denominated in Euros. The transaction resulted in a realized gain of $0.5 million during the two years it was in place. No such gains or losses were recognized during the nine months ended September 30, 2006 and the Company did not have any foreign currency derivative positions.

The Company’s 2.875% and 4.0% Convertible Senior Subordinated Notes Due 2024 have several embedded derivatives that have been determined to have no value.

Credit Risk and Risks Relating to the Use of Derivatives

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For derivatives, when the fair value of a derivative is negative, as in the Company’s case at September 30, 2006, we assume no credit risk. However, should the Company’s derivative positions become positive, the Company would become exposed to credit risk. All of the Company’s derivative positions at September 30, 2006 are required by the project finance facility and per the terms of the facility are concentrated with two counterparties. The two counterparties are of high credit-quality and the Company monitors their financial condition at regular intervals. Under the terms of the derivative agreements, the counterparties cannot require the Company to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy.

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

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations (in thousands):

Balance at December 31, 2005	$2,003

Additions	3,115
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	276

Balance at September 30, 2006	$5,394

10.       Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity during the first nine months of 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	income	Equity
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(259,794)	$(243)	$227,229
Stock to finance construction of the power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	3,897	—	—	3,897
Stock options exercised ($12.52 per share)	140,925	1.4	1,764	—	—	1,765
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	403	403
Net loss Restated	—	—	—	(187,158)	—	(187,158)
Balance, September 30, 2006 Restated	58,435,200	$584.4	$666,291	$(446,952)	$160	$220,083

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

14.       Supplemental cash flow information

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended
	September 30,
	2006	2005
	Restated	Restated
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$774	$6,387

Supplemental disclosure of non-cash transactions:
Depreciation expense capitalized	$3,618	$1,776
Accrued interest capitalized	$799	$228
Stock issued as compensation to consultants	$27	$126
Mark-to-market gain (loss) on derivatives	$334,544	$(77,633)
Accrued property plant & equipment	$(13,008)	$55,807
Capitalized leases	$8,123	$15,222
Stock issued as compensation including amounts capitalized	$3,608	$2,016
Stock issued to purchase debt	$17,125	$6,103

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

We recorded a minority interest in the assets and liabilities sold of $8.8 million and recognized a gain of $199.6 million related to the transaction. The gain is net of approximately $6.4 million of selling costs we incurred related to the transaction.

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

In addition, we have made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing. These discretionary derivative positions typically have settlement dates less than one year and we have the option to settle these positions in cash or roll them forward to a future date. During 2006 we made $36.4 million of net cash payments to settle the majority of these discretionary derivative contracts not required by the project financing.  The remaining liability for these discretionary derivative positions on a mark-to-market basis as of September 30, 2006 was $5.0 million.

We continue to recognize losses on our total derivative position as a result of continuing high spot and forward prices for silver, zinc and lead. During the first nine months of 2006 we recorded losses of $370.9 million. During the same period we made net cash payments of $36.4 million to settle the majority of our discretionary positions not required by the project financing facility.   While the final financial impact of the required price protection program related to the project financing will not be known until the positions are closed on their future settlement dates, we do not intend to settle those open positions with cash prior to the settlement dates beginning in 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized mark-to-market gains or losses.  In addition, if the increased silver, zinc and lead prices were to continue into the production phase of the San Cristobal Project, the increased revenue from metals sales for which price protection was not required would generate a significant benefit to future earnings and cash flows.  During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), based on spot prices, forward prices and quoted option volatilities. If current spot prices continue into future periods that include the settlement dates of our open derivative positions, we will report further mark-to-market losses in subsequent periods.

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

Gains and Losses - Commodity Derivatives.  For the third quarter of 2006 we recorded losses related to our metals derivative positions in the amount of $119.9 million compared to a loss of $79.7 million on our derivative positions for the third quarter of 2005. During the same period of 2006 we made net cash payments of $8.8 million to settle the majority of our discretionary derivative positions not required by the project financing facility.  Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period, which are primarily related to the hedge positions required by the project finance facility. Our open metals derivative position for the second quarter 2005 was substantially smaller, prior to the project financing facility requirements, as reflected in the smaller non-cash mark-to-market loss. (See “Overview” for additional discussion of the third quarter 2006 derivative loss).

Gain on sale of interest in subsidiary. During the third quarter 2006 we sold a 35% equity interest in the subsidiaries that own and operate our San Cristobal Project to Sumitomo for $224 million in cash and the retention of certain interests in future silver and zinc production. We recognized a gain of $199.6 million on the transaction. There was no similar activity during the third quarter of 2005.

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

Gains and Losses - Commodity Derivatives.  For the first nine months of 2006 we recorded losses related to our metals derivative positions in the amount of $370.9 million compared to a loss of $77.6 million on our derivative positions for the first nine months of 2005. During the same period of 2006 we made net cash payments of $36.4 million to settle the majority of our discretionary derivative positions not required by the project financing facility. Continuing high spot and forward prices for silver, zinc and lead resulted in the losses for the 2006 period, which are primarily related to the hedge positions required by the project finance facility. Our open metals derivative position for the first nine months of 2005 was substantially smaller prior to the project financing requirements, as reflected in the smaller non-cash mark-to-market gain. (See “Overview” for additional discussion of the 2006 derivative loss)

Interest and other income. Interest and other income of $12.6 million for the first nine months of 2006 comparable to $12.7 million recorded during the first nine months of 2005.

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

As a result of rising commodity prices, we recorded losses of $370.9 million on our derivative positions for the nine months ended September 30, 2006.  During the same period, we made net cash payments of $36.4 million to settle the majority of certain discretionary hedge positions that were not required by the project financing facility.  As of September 30, 2006, the fair value of our open commodities derivatives position was recorded as a $482.7 million liability.  If current spot prices continue into future periods that include the settlement dates of our open derivative positions, we will report further mark-to-market losses in subsequent periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

See explanatory note and Note 2 to the consolidated financial statements included with this Quarterly Report on Form 10-Q/A for the period ended September 30, 2006, for a discussion and summary of the impact of the restatement on the previously issued financial statements.

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

In connection with the original filing of report 10-Q for the period ended September 30, 2006, under the supervision and with the participation of our Disclosure Committee and management (including the Chief Executive Officer and Chief Financial Officer) we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Subsequent to the evaluation made in connection with the filing of the original Form 10-Q and in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A, our management, with the participation of our Disclosure Committee, Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of material weaknesses.  For a discussion of the material weaknesses, see Item 9A of our annual report on Form 10-K for the year ended December 31, 2006. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.

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

In connection with the filing of the original Form 10-Q for the period ended September 30, 2006, management concluded that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006, that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the filing of the original Form 10-Q and as a result of the evaluation made in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A, management has concluded that the material weaknesses described in Item 9A of our annual report on Form 10-K, for the year ended December 31, 2006, existed at September 30, 2006.

For a further discussion on the material weaknesses and the actions we are planning to take to remediate the material weaknesses, see Item 9A of our annual report on Form 10-K for the year ended December 31, 2006.

PART II: OTHER INFORMATION

Item 6.    Exhibits

10.1               Purchase and Sale Agreement, dated September 25, 2006 among the Company, Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB and Sumitomo Corporation.*

10.2               Deferred Payments Agreement, dated September 25, 2006 between Apex Silver Mines Sweden AB and Sumitomo Corporation.*

10.3               MSC Shareholders Agreement, dated September 25, 2006 among Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB, Gotlex Lageraktiebolag nr. 451 AB and Minera San Cristobal, S.A.*

10.4               Option Agreement, dated September 25, 2006 between the Company and Sumitomo Corporation.*

10.5               Omnibus Amendment Agreement, dated September 25, 2006 among Minera San Cristobal S.A., the Company, Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L., Apex Metals GmbH, Apex Silver Finance LTD., Apex Metals Marketing GmbH, Gotlex Lageraktiebolag nr. 451 AB, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, JP Morgan Chase Bank, N.A., Corporacion Andina de Fomento and the senior lenders and hedge banks party thereto.*

10.6     Form of Change of Control Agreement*

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32                        Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

*                             Previously filed with the Form 10-Q filed on November 8, 2006.

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