Form 10-Q
period 2007-03-31
APEX SILVER MINES LTD
filed 2007-05-09
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2007.

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

AT MAY 9, 2007, 58,637,525 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$147,792	$49,840
Restricted cash	10,192	31,942
Investments	223,198	325,536
Restricted investments	35,850	65,343
Ore inventories	6,609	3,183
Material and supply inventories	3,025	3,149
Prepaid expenses and other assets	11,002	9,984
Total current assets	437,668	488,977

Property, plant and equipment, net	746,425	641,758
Ore inventories	26,797	21,341
Deferred financing costs	18,150	19,485
Value added tax recoverable	63,614	54,158
Investments	32,980	42,255
Deferred tax asset	1,596	—
Other	143	2,122
Total assets	$1,327,373	$1,270,096

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities	$52,272	$47,979
Accrued interest payable	1,151	3,405
Derivatives at fair value	88,046	39,080
Current portion of long term debt	6,688	4,408
Total current liabilities	148,157	94,872
Long term debt	538,489	492,195
Derivatives at fair value	621,846	779,118
Deferred gain on sale of asset	945	1,400
Uncertain tax positions	1,596	—
Asset retirement obligation	6,053	5,761
Total liabilities	1,317,086	1,373,346
Minority interest in subsidiaries	395	40
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,628,150 and 58,577,700 shares issued and outstanding at respective dates	586	586
Additional paid in capital	670,922	669,487
Accumulated deficit during development stage	(661,360)	(773,339)
Accumulated other comprehensive income (loss)	(256)	(24)
Total shareholders’ equity (deficit)	9,892	(103,290)
Total liabilities and shareholders’ equity	$1,327,373	$1,270,096

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended March 31,		For the Period from December 22, 1994 (inception) through
	2007	2006	March 31, 2007
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(2,731)	$(1,450)	$(84,478)
Administrative	(6,290)	(5,313)	(97,395)
Gain (loss) on commodity derivatives	108,306	(172,818)	(757,362)
Gain (loss) on foreign currency derivatives and transactions	984	113	2,597
Asset retirement accretion expense	(139)	(48)	(545)
Amortization and depreciation	(114)	(95)	(1,913)
Total operating expenses	100,016	(179,611)	(939,096)
Other income and expenses:
Interest and other income	6,786	2,904	61,136
Royalty income	294	—	1,913
Gain on sale of interest in subsidiary	—	—	199,600
Gain on extinguishment of debt	—	2,875	9,640
Interest expense and other borrowing costs (1)	—	(519)	(11,696)
Total other income and expense	7,080	5,260	260,593
Income (loss) before minority interest and income taxes	107,096	(174,351)	(678,503)
Income taxes	(47)	(54)	(1,175)
Minority interest in (income) loss of consolidated subsidiaries	4,930	(7)	18,318
Net income (loss)	$111,979	$(174,412)	$(661,360)
Other comprehensive income:
Unrealized gain (loss) on securities	$(232)	$390	$(499)
Reclassification for loss on securities included in net income	—	495	243
Other comprehensive income (loss)	(232)	885	(256)
Comprehensive income (loss)	$111,747	$(173,527)	$(661,616)
Net Income (loss) per Ordinary Share — basic	$1.91	$(3.39)
Net Income (loss) per Ordinary Share — diluted	$1.90	$(3.39)
Weighted average Ordinary Shares outstanding - basic	58,610,698	51,420,587
Weighted average Ordinary Shares outstanding - diluted	58,898,719	51,420,587

(1)          Interest expense and other borrowing costs are net of $10.8 million and $4.3 million capitalized for the three month periods ended March 31, 2007 and 2006, respectively and $46.3 million for the inception to date period ended March 31, 2007.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED
An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended March 31,		For the period from December 22, 1994 (inception) through
	2007	2006	March 31, 2007
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(16,473)	$(12,111)	$(194,077)
Cash flows from investing activities:
Purchase of available for sale investments	(254,309)	(34,000)	(2,074,821)
Sale of available for sale investments	351,632	84,191	1,740,426
Purchase of held-to-maturity investments	—	—	(263,869)
Maturities of held-to-maturity investments	5,000	1,000	227,620
Purchase of available for sale restricted investments	(29,800)	(191,612)	(296,250)
Sale of available for sale restricted investments	65,600	104,869	345,835
Purchase of held-to-maturity restricted investments	—	—	(49,877)
Maturity of held-to-maturity restricted investments	2,800	—	84,252
Payment of derivative premiums & settlements, net	—	(3,168)	(48,394)
Advances for construction of port facility	—	—	(2,000)
Advances to suppliers and contractors	—	(3,405)	—
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	21,750	88,568	(13,155)
Proceeds from the sale of interest in subsidiary	—	—	224,000
Payment of selling costs related to sale of interest in subsidiary	—	—	(6,384)
Capitalized costs and acquisitions of property, plant and equipment	(68,851)	(76,186)	(632,580)
Net cash provided by (used) in investing activities	93,822	(29,743)	(765,197)
Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares	—	5,728	580,357
Proceeds from issuance of convertible notes	—	—	339,987
Payment of debt issuance costs	—	(209)	(24,992)
Payments of notes payable and long term debt	(4,463)	(569)	(9,915)
Proceeds from note to power line contractor	—	—	1,415
Borrowings under project finance facility	20,000	40,000	200,000
Minority interest contributions	4,585	—	4,585
Proceeds from exercise of stock options and warrants	481	1,414	15,629
Net cash provided by financing activities	20,603	46,364	1,107,066
Net increase (decrease) in cash and cash equivalents	97,952	4,510	147,792
Cash and cash equivalents - beginning of period	49,840	4,808	—
Cash and cash equivalents - end of period	$147,792	$9,318	$147,792

See Note 15 for supplemental cash flow information.

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented.  All adjustments were of a normal recurring nature.  These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2006 Annual Report on Form 10-K.

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

2.                                      Significant Accounting Policies

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (see Note 10).

New Accounting Standards

During February 2007 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (fiscal year 2008 for the Company).  The Company does not expect the adoption of FAS No. 159 to have a material impact on its financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2008 for the Company). The Company does not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

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

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables, based on quoted market prices, summarize the Company’s investments at March 31, 2007 and December 31, 2006:

March 31, 2007	Cost	Fair Value	Carrying Value
	(in Thousands)
Investments:
Short-term
Available for sale
Auction rate securities	$207,810	$207,810	$207,810
Corporate notes	998	998	998
Government bonds	11,868	11,885	11,885
Common stock	761	505	505
Total available for sale	221,437	221,198	221,198
Held to maturity
Government bonds	2,000	1,998	2,000
Total held to maturity	2,000	1,998	2,000
Total short term	$223,437	$223,196	$223,198

Long-term
Available for sale
Corporate notes	$6,990	$6,958	$6,958
Government bonds	26,049	26,022	26,022
Total available for sale	33,039	32,980	32,980
Total long term	$33,039	$32,980	$32,980

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$33,100	$33,100	$33,100
Total available for sale	33,100	33,100	33,100
Held to maturity
Government bonds	2,771	2,750	2,750
Total held to maturity	2,771	2,750	2,750
Total short term	$35,871	$35,850	$35,850

December 31, 2006	Cost	Fair Value	Carrying Value
	(in Thousands)
Short-term investments
Available for sale
Common stock	$761	$779	$779
Corporate notes	5,935	5,995	5,995
Bond funds	6,972	6,973	6,973
Auction rate securities	306,785	306,789	306,789
Total available for sale	320,453	320,536	320,536
Held to maturity
Government bonds	5,000	4,991	5,000
Total held to maturity	5,000	4,991	5,000
Total short term	$325,453	$325,527	$325,536

Long-term investments
Available for sale
Corporate notes	6,988	6,960	6,960
Government bonds	33,374	33,295	33,295
Total available for sale	40,362	40,255	40,255
Held to maturity
Government bonds	2,000	1,996	2,000
Total held to maturity	2,000	1,996	2,000
Total short term	$42,362	$42,251	$42,255

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$59,800	$59,800	$59,800
Total available for sale	59,800	59,800	59,800
Held to maturity
Government bonds	5,543	5,500	5,543
Total held to maturity	5,543	5,500	5,543
Total short term	$65,343	$65,300	$65,343

Quoted market prices at March 31, 2007 and December 31, 2006 were used to determine the fair values of the above investments.

The Company maintains the majority of its investments in auction rate securities (“ARS”) which provide acceptable interest rates with high liquidity allowing the Company to convert the securities to cash every 7 to 35 days depending on the terms of the specific ARS.  Auction rate securities are floating rate securities with long-term nominal maturities of 25 to 30 years but are marketed by financial institutions with maturity and interest rate reset dates at 7, 28, or 35 day intervals. The result is that the market always has large quantities of securities resetting their interest rates every week resulting in high liquidity.  Most of the Company’s ARS at March 31, 2007 have reset dates of either 7 days or 28 days and annual yields ranging from 2.83% to 5.58%.

Credit Risk

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. We mitigate credit risk for cash and equivalents and investments by placing our funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better.

The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation.  Of the Company’s $450.0 million total of cash and cash equivalents, restricted cash, short and long term investments and restricted investments at March 31, 2007, $444.8 million was held at twelve large multinational banks.

4.             Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Prepaid insurance	$3,121	$1,949
Accrued interest receivable	1,104	1,348
Prepaid consulting & contractor fees	4,877	3,507
Prepaid import taxes and duties receivable	344	1,637
Other	1,556	1,543
	$11,002	$9,984

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

5.             Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristobal project as a recoverable asset.  Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT is expected to be recovered through future production from the San Cristobal project.  Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia.  At March 31, 2007 and December 31, 2006, the VAT recoverable was $63.6 million and $54.2 million, respectively.  The VAT recoverable amounts include $6.2 million and $5.3 million of recoverable Bolivian import duties for the periods ended March 31, 2007 and December 31, 2006, respectively.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of the recoverability.

6.             Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Mineral properties	$117,533	$117,390
Construction in progress	564,894	482,979
Buildings	13,590	13,590
Mining equipment and machinery	14,928	13,580
Other furniture and equipment	3,629	3,166
	714,574	630,705
Less: Accumulated depreciation	(7,785)	(6,962)
	706,789	623,743
Equipment under capital lease	45,150	22,183
Less: Accumulated depreciation	(5,514)	(4,168)
	39,636	18,015
	$746,425	$641,758

For the three months ended March 31, 2007 and 2006 the Company recorded depreciation expense of $114,000 and $95,000, respectively.  Also, for the three months ended March 31, 2007 and 2006 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $2.0 million and $1.1 million respectively.

The March 31, 2007 and December 31, 2006 construction in progress balances include $46.3 and $35.5 million of capitalized interest respectively.  The capitalized interest amounts are related to the Convertible Senior Subordinated Notes, the project finance facility and equipment under capital lease (see Note 7).

At March 31, 2007 the Company had recorded a lease obligation of $36.1 million related to outstanding capital leases (see Note 7).

7.             Debt

The Company’s debt consists of the following:

	March 31, 2007		December 31, 2006
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	109,987
Project finance facility	—	200,000	—	180,000
Note payable to Ingelec for power line	1,216	—	1,415	—
Note assigned to Sumitomo	—	8,013	—	7,853
Capital lease and other obligations	5,459	30,594	2,993	14,355
Other obligations	13	9,895	—	—
	$6,688	$538,489	$4,408	$492,195

2.875% Notes and 4.0% Notes

Both the 2.875% Notes and the 4.0% Notes are convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders may convert their Notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur.  Full conversion of the Notes would result in the issuance of approximately 10.1 million of the Company’s Ordinary Shares.  Accumulated interest on the Notes is paid twice a year in March and September.

During 2006 the Company issued 1,086,653 of its Ordinary Shares, valued at $17.1 million, and repurchased $20.0 million of its outstanding 4.0% Notes. The transaction represented an early extinguishment of debt and the Company recorded a gain of $2.9 million and recognized accelerated amortization of deferred issuance costs of $0.5 million related to the transaction.  The Notes purchased in the transactions have been cancelled.

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions.  At March 31, 2007 the unamortized balance of deferred financing costs related to the Notes was approximately $7.3 million.

The indenture relating to the 4.0% Notes requires the Company to maintain restricted investments to cover the payment of interest through 2007.  The amount invested will at maturity equal the interest payments due.  As of March 31, 2007, $2.8 million of restricted investments were designated for this purpose.

San Cristobal Project Finance Facility

In December 2005 the Company closed on a $225 million project finance facility (the “Facility”), arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America.  Borrowings from the Facility are being used to complete the development of the Company’s San Cristobal Project. At March 31, 2007 the Company had borrowed $200.0 million under the Facility. The Company is required to pay a 1.0% annual commitment fee on the undrawn amount of the Facility.  Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread.  The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid in December 2012.

In connection with the sale to Sumitomo Corporation (“Sumitomo”) of a 35% interest in the subsidiaries that own and will operate the San Cristobal project, Sumitomo has guaranteed the repayment of 35% of the project finance facility debt through completion of the project (which is no later than December 2008).

The Facility contains covenants that require the Company to, among other things, maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements.  Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require immediate repayment of all amounts outstanding under the Facility and immediate cash settlement of the outstanding derivative positions associated with the San Cristobal Project.

Pursuant to the debt covenants contained in the Facility, the Company is required annually to submit a revised Construction Budget, Operating Plan, and Financial Model (collectively the “Updated Plan”) for the San Cristobal Project.  The covenants require that the Updated Plan reflect certain set metals prices that are substantially less than current metals prices. As such, representatives of the lenders and the Company have been engaged in discussions to agree upon mutually acceptable prices and other terms for the Updated Plan. The representatives of the lenders have proposed higher metals prices than those contained in the original agreement that will allow the Company to present an Updated Plan that will meet the Facility’s financial requirements. The representatives of the lenders have also proposed an adjustment to the Facility’s repayment schedule to require a larger percentage of principal to be repaid in earlier years and an increase in the mandatory cash flow sweep from 35% to 45% of excess cash flow.  In connection with these proposed amendments to the terms of the Facility, the Company and Sumitomo have agreed to purchase put options to protect additional cash flow needed for the accelerated loan schedule.  The Company will also fund a $91 million margin account with the two banks holding the derivative positions and Sumitomo will provide a post-completion guarantee of the derivative positions in the amount of $49 million. This support will be decreased by 33% at the end of each of the years from 2008 through 2010.

At the date of this filing, formal approval of the amendments to the agreements and the Updated Plan by the requisite majority of lenders has not yet been obtained. While there can be no assurances that lender approval will be obtained, management believes the necessary amendments and the Updated Plan will be approved by the requisite majority of lenders.

If the amendments and the Updated Plan are not approved by the lenders, until such time as approval is obtained, the Company would be required to operate in all material respects, as defined by the Facility, in compliance with the Initial Plan. If the Company’s operations fail to comply with the Initial Plan in all material respects, the lenders could declare a default and require the Company to settle all amounts outstanding under the Facility and derivatives liability.  Because the Company’s current projections indicate that cash flows and operating ratios will exceed those in the Initial Plan, the Company believes that operations will comply in all material respects with the Initial Plan.  However, the Company cannot predict what actions the lenders might take if they deem that the Company is not in material compliance with the Initial Plan.

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

Direct costs incurred in obtaining the Facility were deferred and will be amortized to interest expense over the term of the facility. At March 31, 2007 the unamortized balance of deferred financing costs related to the Facility was approximately $10.8 million.

Power Line Notes

The Company has loaned funds to San Cristobal Transportadora de Electricidad, S.A. (“SC Tesa”), the contractor that has costructed the power line for the San Cristobal Project and holds a note receivable from SC Tesa in the amount of $22.3 million. The Company expects to receive repayment of the note from SC Tesa in the form of credits against charges for the delivery of power.  In connection with the sale of 35% of the San Cristobal Project to Sumitomo, the Company assigned 35% of the $22.3 million note to Sumitomo. As the Company receives payments from SC Tesa it must pay Sumitomo its 35% share of such payments. As a result, the Company has recorded a note payable to Sumitomo in the amount of $8.0 million, including accrued interest.

SC Tesa borrowed approximately $1.2 million from its parent company, Ingelec, to complete the construction of the power line.  Per the guidance of FASB Interpretation No. 46R “Variable Interest Entities” (“FIN 46R”) the Company consolidates the accounts of SC Tesa and recorded the note payable of $1.2 million on its consolidated books.

Capital Leases and Other Financing Obligations

During the three months ended March 31, 2007 the Company placed in service $23.0 million of additional mining equipment to be used in stripping and mine production, and recorded the transaction as a capital lease, resulting in total capital lease obligations of $36.1 million at March 31, 2007. During the three months ended March 31, 2007 the Company made payments of approximately $4.3 million related to capital lease obligations including $3.2 million of upfront mobilization fees.

The Company has a 17-year contract with a third party to provide port services following construction of port facilities in Mejillones, Chile.  Certain assets being constructed at the port will be made available for the exclusive use of the Company, including concentrate reception, unloading, and storage facilities.  The Company has evaluated its contractual agreement with the company and has determined that such agreement contains a leasing arrangement with respect to the assets that will be operated exclusively for the use of the Company.  Following the guidance of EITF 97-10 the Company is deemed the owner of the project during construction.  Accordingly, for the period ended March 31, 2007, the Company recorded on its balance sheet $12.1 million to construction in progress and a financing obligation of $9.9 million, which is net of $2.2 million of funds previously advanced to the port contractor including interest.

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

In addition, in the past the Company made limited investments in shorter duration put and call options and other metals derivatives not required by the project financing facility.  During 2006, the Company liquidated all of its discretionary derivative contracts. At March 31, 2007 the Company did not hold any derivative contracts other than those required by the project finance facility.

The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings. The Company recorded a gain of $108.3 million as a result of marking to market its open derivative position for the quarter ended March 31, 2007 compared to a mark to market derivative loss of $172.8 million for the same quarter of 2006.  The gain is primarily the result of lower spot and forward prices for silver and zinc at March 31, 2007 as compared to spot and forward prices at December 31, 2006. The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates.  The Company does not intend to use cash to settle the open derivatives position contracts relating to the project financing facility prior to their settlement dates beginning in September of 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

As the result of the sale of a 35% interest in the subsidiary that holds the derivative positions to Sumitomo, Sumitomo has guaranteed the payment of 35% of the hedge positions required by the project finance facility through completion (which is no later than December 2008).

The following table sets forth the Company’s open derivative positions at March 31, 2007.

	Current Maturity Date
	Year 1	Years 2 and 3	Years 4 and 5	Thereafter	Total
Forward Contracts
Silver (000 ounces)	110	160	180	140	590
Average price (per ounce)	$7.40	$7.15	$7.14	$7.13	$7.19

Zinc (000 pounds)	65,918	466,269	243,609	—	775,796
Average price (per pound)	$0.48	$0.48	$0.48	$—	$0.48

Lead (000 pounds)	67,569	239,087	16,314	—	322,970
Average price (per pound)	$0.30	$0.30	$0.28	$—	$0.30

Put Option Contracts Owned
Silver (000 ounces)	300	1,760	4,455	2,585	9,100
Average price (per ounce)	$5.25	$5.60	$5.82	$5.88	$5.78

Call Option Contracts Written
Silver (000 ounces)	—	8,285	1,380	135	9,800
Average price (per ounce)	$—	$8.20	$8.98	$8.95	$8.32

Zinc (000 pounds)	2,205	11,574	—	—	13,779
Average price (per pound)	$0.57	$0.57	$—	$—	$0.57

Lead (000 pounds)	4,409	23,148	—	—	27,557
Average price (per pound)	$0.39	$0.39	$—	$—	$0.39

The Company determines the fair value of its open derivative positions by applying market values obtained from the counterparties holding the Company’s derivative positions.  The Company independently verifies that the values received from the counterparties are based on major commodities price indices such as the LME and COMEX and other available market data.

The following table sets forth the fair value of the Company’s open derivative positions based on indices such as the LME and COMEX and valuations from counterparties holding the Company’s derivative positions at March 31, 2007 and December 31, 2006 and the change for the quarter ended March 31, 2007.

	Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
12/31/06	$39,080	$570,982	$207,696	$440	$818,198
03/31/07	$88,046	$484,871	$135,917	$1,058	$709,892
2007 Change	$48,966	$(86,111)	$(71,779)	$618	$(108,306)

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

The Company prepares estimates of the timing and amount of expected cash flows when an asset retirement obligation (“ARO”) is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest. The

Company records the fair value of an ARO when it is incurred and changes in the fair value of the ARO are recorded as an adjustment to the corresponding asset carrying amounts. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount factor implicit in the initial fair-value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations:

	The Three Months Ended March 31, 2007	The Year Ended December 31, 2006
	(in thousands)
Beginning balance	$5,761	$2,003
ARO arising in the period	153	3,367
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	139	391
Ending balance	$6,053	$5,761

10.          Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes.  The Company files Bolivian, United States and certain other foreign country income tax returns.  These tax returns and the amount of taxable income or loss reported are subject to examination by the relevant taxing authorities.  The Company and subsidiaries have not generated taxable income since inception.  For the first quarter 2007 and 2006 the Company recorded approximately $0.1 million and $0.1 million of income tax expense related to withholding taxes on certain services provided to one of our Bolivian subsidiaries.

In January 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Because the Company has primarily engaged in exploration and development activities, relatively few uncertain tax positions have arisen.  As of March 31, 2007, the Company had $1.8 million of total gross unrecognized tax benefits.  Certain of the unrecognized tax benefits resulted in a reduction of the Company’s operating loss carryforwards by approximately $0.2 million.  The Company has recorded a non-current tax payable and corresponding non-current deferred tax asset of approximately $1.6 million for all remaining unrecognized tax benefits.  There is no impact to retained earnings as a result of the adoption of FIN 48.

Tax years as early as 2001 remain open and are subject to examination in the Company’s principal tax jurisdictions.  Management has estimated that unrecognized tax benefits will not significantly increase or decrease within the next twelve months.  There is no interest or penalties estimated on the underpayment of income taxes as a result of these unrecognized tax benefits.  The Company’s policy is to classify tax related interest and penalties as income tax expense.

11.          Shareholders’ Equity (Deficit)

The following table sets forth the changes in shareholders’ equity during the first three months of 2007:

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2006	58,577,700	$585.8	$669,487	$(773,339)	$(24)	$(103,290)
Stock compensation accrued	—	—	954	—	—	954
Stock options exercised ($10.54 per share)	45,650	0.5	481	—	—	481
Stock granted as compensation ($16.40 per share)	4,800	—	—	—	—	—
Unrealized loss on marketable equity securities	—	—	—	—	(232)	(232)
Net Income	—	—	—	111,979	—	111,979
Balance, March 31, 2007	58,628,150	$586.3	$670,922	$(661,360)	$(256)	$9,892

Stock Option Plans — The Company established a plan to issue share options and other share awards for officers, employees, consultants and agents of the Company and its subsidiaries as well as a share option plan for its non-employee directors (the ‘‘Plans’’).

The Company recognizes stock based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.  The Company recognized stock based compensation costs, including amounts capitalized of $1.0 million and $0.7 million for the three month periods ended March 31, 2007 and 2006 respectively.

A summary of the Company’s stock options issued under the Plans at March 31, 2007 and changes during the three months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,992,572	$14.90
Granted during period	57,335	$15.28
Forfeited or expired during period	(141,750)	$16.97
Exercised during period	(45,650)	$10.54
Outstanding at end of period	2,862,507	$14.87
Exercisable at end of period	2,160,834	$14.24
Expected to vest at the end of the period	667,624	$16.84

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company’s non-vested restricted stock grants issued under the plans at March 31, 2007 and changes during the three months then ended is presented in the following table:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at beginning of period	223,575	$17.30
Granted during period	37,200	$12.98
Vested during period	(16,025)	$18.05
Forfeited during period	(4,050)	$17.18
Nonvested at end of period	240,700	$16.60

The fair value of each restricted stock grant is based on the closing price of the Company’s shares on the date of grant.

The Company has granted stock-based performance bonuses under the Plan to certain employees, related to cost targets and completion date targets for the construction of the San Cristobal Project.  The Company may be required to issue up to 26,000 shares with a grant date fair market value of $15.21 per share upon completion of the San Cristobal project. The fair value of each performance bonus grant was based on the closing price of the Company’s shares on the date of grant.

12.          Minority Interest

Sumitomo Corporation

During 2006 the Company sold to Sumitomo a 35% interest in three of the Company’s subsidiaries that own its San Cristobal Project, market Project concentrates and hold the metals hedge positions required by the Project lenders. The Company continues to own 65% of these three subsidiaries.

Subsequent to the close of the transaction with Sumitomo, the Company incurred certain losses during 2006, primarily related to marking to market its open derivative positions required by the project finance facility.  Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses.  However, generally accepted accounting principles do not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary, unless the minority interest has a primary obligation to fund such losses.  The Company and Sumitomo have each guaranteed their respective share of the project finance obligations and the related metals derivative positions through the completion of the San Cristobal Project at which time the guarantees will terminate and the lenders’ recourse will be solely to the project.  Since the derivative positions are expected to be funded through future earnings from the San Cristobal project, the Company does not anticipate that Sumitomo will be required to fund their proportionate interest in the mark-to-market losses prior to the completion of the San Cristobal project.  Accordingly, at December 31, 2006 the Company reduced the minority interest balance on its consolidated balance sheets related to Sumitomo to $0 and absorbed approximately $98.8 million of non-cash losses that normally would have been allocated to Sumitomo.

During the first quarter 2007 the Company recorded net income of $112.0 million primarily related to the mark to market gain recorded on the open derivative positions required by the project finance facility.  The net income includes a $42.2 million portion of the gain that would normally be allocated to Sumitomo’s minority interest position.  In addition Sumitomo contributed $4.6 million during the quarter ended March 31, 2007 to fund its share of certain excess costs related the San Cristobal project.  Sumitomo’s additional funding, interest receivable from the Company and share of the gain retained by the Company reduced the $98.8 million of losses previously absorbed by the Company to $52.0 million at March 31, 2007.  The Company anticipates recovering the remaining $52.0 million of losses it absorbed, and any additional losses it may absorb related to Sumitomo’s minority interest, from future earnings prior to the allocation of earnings to Sumitomo or from future contributions by Sumitomo.

SC Tesa

During 2005 the Company entered into a long-term contract with SC Tesa to construct a power line and transport power to the San Cristobal project from the Bolivian power grid. The Company has loaned SC Tesa $22.3 million to construct the power line which will be repaid through credits against charges for the delivery of power (see Note 7).  Per the guidance of FIN 46R the Company fully consolidates the accounts of SC Tesa.

During the fourth quarter 2006, the San Cristobal project began receiving limited amounts of power from the grid resulting in SC Tesa earning a transmission fee and recorded earnings.  Because SC Tesa is treated as a consolidated entity, the inter company profit earned by SC Tesa is eliminated and the Company recognizes a minority interest offset to net income equal to SC Tesa’s share of the transmission fee earnings representing 100% of such earnings.  For the quarter ended March 31, 2007 the Company recorded $0.4 million as SC Tesa’s minority interest in the earnings.

13.          Commitments and Contingencies

Escrow Amounts — At March 31, 2007 the Company had $4.0 million in an escrow account to provide for certain requirements related to the development of the port facility for the San Cristobal project and recorded the amount as restricted cash.

Project Financing — Per the terms and conditions of the San Cristobal project finance facility the Company was required to deposit cash and investments in an account the use of which is restricted to the development of the San Cristobal project. At March 31, 2007 the remaining balance in the account was $29.0 million of which $6.2 million was recorded to restricted cash and $22.8 million recorded to restricted investments.

Capital Commitments — The Company will be required to spend approximately $120 million to complete construction of its San Cristobal project which is scheduled to begin production in the third quarter of 2007.

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

Performance Bonus — The Company may be required to pay up to an estimated $4.0 million bonus to the San Cristobal Project construction management contractor contingent upon certain project completion parameters and a $2.3 million bonus to the company constructing the port facilities for early completion of the facilities. Based on the project status at March 31, 2007 the Company believes it is probable that it will be required to pay the construction management contractor a portion of the bonus up to $1.3 million and the company constructing the port facilities a bonus amount up to $2.3 million and has accrued those amounts at March 31, 2007 with the offset recorded to construction in progress.

Political Contingencies — The Company continues to monitor the political uncertainties in Bolivia resulting from the Bolivian government’s renegotiation of agreements with oil and gas producers and statements regarding possible changes in current policies affecting the mining industry.  If the San Cristobal Project were nationalized, or if taxes were substantially increased or significant royalty payments imposed, the Company might be unable to recover its investment in the project and could have substantial liabilities including liabilities to the lenders under the project finance facility and liabilities to counterparties holding the metals derivative positions required by the project lenders.  In addition, changes in Bolivian law may have an adverse effect on the Company’s ability to recover the VAT receivable (see Note 5).

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

Other Contingencies — As previously disclosed, the Company has concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties.  Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters.  We have contacted the Department of Justice (“DOJ”) and SEC and reported the results of our internal investigation.  We have been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act.  We are cooperating fully with the SEC and DOJ investigations. We cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

14.          Foreign Currency

Gains and losses on foreign currency derivatives and transactions consist of the following:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Gain (loss) on re-measurement of monetary assets denominated in other than US dollars	$984	$113
Total	$984	$113

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

15.          Supplemental cash flow information

The following table reconciles net loss for the period to cash from operations:

	Three Months Ended March 31,		For the period from December 22, 1994 (inception) through March 31,
	2007	2006	2007
	(in thousands)
Cash flows from operating activities:
Net gain (loss)	$111,979	$(174,412)	$(661,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	114	92	1,913
Amortization of deferred financing costs	—	552	3,134
Accretion of asset retirement obligation	139	48	545
Amortization of premiums and discounts	(58)	(439)	(2,111)
Mark-to-market (gain) loss on derivative positions	(108,306)	172,818	758,820
Loss (gain) on Euro hedge	—	—	(534)
Gain on extingushment of debt	—	(2,875)	(9,640)
Gross gain on sale of interest in subsidiary	—	—	(199,600)
Minority interest in loss of consolidated subsidiary	(4,930)	7	(18,268)
Stock compensation	707	1,098	19,884
Shares issued in consideration for services	—	—	8,585
Shares issued to purchase mineral rights	—	—	1,799
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	244	(152)	(1,164)
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	1,732	(592)	(2,602)
(Increase) in inventories	(8,759)	(3,620)	(36,431)
Increase in value added tax recoverable (net)	(9,456)	(6,011)	(63,614)
Increase in accrued interest payable net of amounts capitalized	—	(117)	1,680
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	193	1,074	4,830
Other increase (decrease)	(72)	418	57
Net cash used in operating activities	$(16,473)	$(12,111)	$(194,077)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Three Months Ended March 31
	2007	2006
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$—	$5,477

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$247	$267
Payment of debt with Ordinary Shares	$—	$17,125
Capitalized consulting services paid with ordinary Shares	$—	$45
Depreciation expense capitalized	$2,028	$1,145
Initial measurment of asset retirement obligation	$153	$1,882
Equipment acquired through capital lease	$22,967	$1,270

16.          Subsequent Events

In April 2007 the Company advanced $4.0 million as previously agreed, to the company constructing and operating the port facilities from which the San Cristobal mine concentrates will be shipped. The advance brought to $6.0 million the total advances made to the port. The Company expects to be repaid for the advances plus interest in the form of reduced port charges once San Cristobal begins shipping product.  Construction of the port facilities was substantially completed during April 2007.

During May 2007 the Company borrowed an additional $20 million against the $225 million San Cristobal project finance facility, bringing to $220 million the total borrowings against the facility. The funds are restricted to the development of the San Cristobal Project.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three month period ended March 31, 2007 and changes in our financial condition from December 31, 2006.  This discussion should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2006.

Apex Silver is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development of our San Cristobal Project in Bolivia. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

Development of San Cristobal

Construction of our San Cristobal Project in southwestern Bolivia is substantially complete.  All of the engineering has been completed and all of the major mechanical equipment has been installed.  We are in the process of commissioning and testing the processing plant including the crushing, conveying, grinding and flotation circuits. The rail spur and the port facilities are substantially completed and we expect they will be available to handle concentrates which we anticipate to begin shipping from San Cristobal in the third quarter 2007 with the first sale of concentrates also scheduled for the third quarter of 2007.

We continue mining ore at the San Cristobal Project and at March 31, 2007 we had stockpiled approximately 9.9 million tonnes of work-in-process ore inventories recorded at a cost of approximately $33.4 million. Work-in-process inventories include ore produced and stockpiled for which further processing is necessary before a product is ready for sale.  Work-in-process inventories at March 31, 2007, are comprised of 2.6 million tonnes of sulfide ores and 7.3 million tonnes of oxide ores. The sulfide ores will be processed through the San Cristobal mill first with the oxide ores scheduled for processing later in the mine life.  Final processing of work-in-process ore inventories to a saleable product is scheduled to begin during the third quarter of 2007.

Financing and Commodity Derivatives  Matters

During the first quarter of 2007 we borrowed $20 million under the $225 million San Cristobal project finance facility (the “Facility”) and during May 2007 we borrowed an additional $20 million bringing the total borrowings against the facility to $220 million.  Pursuant to the covenants contained in the facility, we are required annually to submit a revised Construction Budget, Operating Plan, and Financial Model (collectively the “Updated Plan”) for the San Cristobal project by November 1.  We are currently operating under the Construction Budget, Operating Plan, and Financial Model initially approved by the lenders when the facility was entered into (the “Initial Plan”) which remains in effect until the Updated Plan is approved.  We submitted our Updated Plan for 2007 in a timely manner.  The Updated Plan required the use of prices for silver, zinc and lead that are lower than recent spot prices.  The Updated Plan also reflected higher operating costs than previously assumed primarily as a result of the impact of record high commodity prices including costs for diesel fuel, reagents, and tires.  The low metals prices required by the facility coupled with higher current operating costs resulted in projected cash flow that would be insufficient to meet certain other Facility requirements, including minimum cash flows and debt service coverage ratios required after completion.  In January 2007, the lenders rejected the Updated Plan.

We continue to work with the Facility lenders to arrive at mutually agreeable terms to amend the agreements and allow us to use higher metals prices in the Updated Plan.  The lenders have proposed higher metals prices than those contained in the terms of the Facility.  The higher prices will allow us to present an Updated Plan that will meet the Facility’s financial requirements.  The lenders have also proposed an adjustment to the Facility’s repayment schedule to require a larger percentage of principal to be repaid in earlier years and an increase in the mandatory cash flow sweep from 35% to 45% of excess cash flow.  In connection with these proposed amendments to the terms of the Facility, we and Sumitomo have agreed to purchase put options to protect additional cash flow needed for the accelerated loan schedule.  We will also fund a $91 million margin account with the two banks holding the derivative positions and Sumitomo will provide a post-completion guarantee of the derivative positions in the amount of $49 million. This support will be decreased by 33% at the end of each of the years from 2008 through 2010.

We and Sumitomo have accepted these proposals and amendments to the facility agreements and an Updated Plan for submission to the lenders are being prepared.  Once the amendments to the agreements and Updated Plan are complete, an affirmative vote by the lenders is required for final approval.  At the date of this filing, formal approval of the amendments to the agreements and the Update Plan by the requisite number of lenders has not yet been obtained.  While there can be no assurances that lender approval will be obtained, we believe the necessary amendments and the Updated Plan will be approved by the requisite number of lenders.

If the amendments and the Updated Plan are not approved by the lenders, or until such time as approval is obtained, we would be required to operate in all material respects, as defined by the Facility, in compliance with the Initial Plan. If our operations fail to comply with the Initial Plan in all material respects, the lenders could declare a default and require us to settle all amounts outstanding under the Facility including the derivatives liability.  Because our current projections indicate that cash flows and operating ratios will exceed those in the Initial Plan, we believe that operations will comply in all material respects with the Initial Plan.  However, we cannot predict what actions the lenders might take if they deem that we are not in material compliance with the Initial Plan.

For the quarter ended March 31, 2007, we recorded a $108.3 million gain as a result of marking-to-market our open derivative positions established pursuant to the requirements of the project financing facility. The gain is the result of lower spot and forward prices for silver, zinc and lead at March 31, 2007 as compared to spot and forward prices at December 31, 2006.  During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates.  We do not intend to use cash to settle the open derivatives positions prior to their settlement dates beginning in September of 2007.  At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses.

Political Matters in Bolivia

At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia.  In addition, the Bolivian government is currently considering various changes to applicable mining taxes, which would have the effect of increasing the overall tax burden on the San Cristobal project.  At present, various ideas have been proposed by government officials and others, but there is no legislation pending.  Should these changes occur, the profitability of the San Cristobal project may be adversely effected.

On May 1, 2007 President Morales issued a Supreme Decree declaring a Mining Fiscal Reserve over the entire Bolivian national territory to include all mineral resources, granting the Bolivian Mining Corporation (COMIBOL) the authority and right to administer and exploit the Fiscal Reserve.  The Supreme Decree provides that mining concessions granted prior to enacting the Supreme Decree, which includes the San Cristobal mining concessions, will be respected and will remain in effect.

Results of Operations

Three Months Ended March 31, 2007

Exploration.  Exploration expense was $2.7 million for the first quarter 2007 compared to $1.5 million for the first quarter 2006. Exploration expense is incurred primarily in Argentina, Mexico, Bolivia, and Peru. During 2007 we have begun extensive drilling programs and other geologic testing to increase the rate of evaluation of many of our properties in order to take them to the point that decisions can be made to either advance them or divest them.

Administrative.  Administrative expense of $6.3 million for the first quarter 2007 is comparable to $5.3 million for the first quarter 2006.  Administrative expenses are incurred primarily by our corporate headquarters and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. Administrative costs are incurred supporting the areas of finance, compliance, marketing and other administrative requirements including the indirect support of the financing, development and other requirements of our San Cristobal Project.

Gains and Losses - Commodity Derivatives.  For the first quarter of 2007 we recorded a gain related to our metals derivative positions in the amount of $108.3 million compared to a loss of $172.8 million on our derivative positions for the first quarter of 2006. The 2007 gain is the result of marking-to-market our open derivative positions based on lower spot and forward prices for silver, zinc and lead at March 31, 2007 as compared to spot and forward prices at December 31, 2006.  The 2006 loss is the result of marking-to-market our open derivative positions based on higher spot and forward prices for silver, zinc and lead at March 31, 2006 as compared to spot and forward prices at December 31, 2005. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. (See “Overview” for additional discussion of the first quarter 2007 derivative gain).

Interest and other income. We recorded interest and other income of $6.8 million for the first quarter 2007 as compared to $2.9 million recorded during the first quarter 2006.  The 2007 increase in interest and other income, as compared to 2006 was the result of the increased interest we earned on the higher average cash and investment balances that we held during the quarter resulting from the proceeds received from the Ordinary Share offering completed during the second quarter 2006 and the proceeds from the sale of a 35% interest in our San Cristobal project in September 2006.  Available interest rates were also higher for the first quarter 2007 as compared to the same period of 2006.

Royalty Income. During the first quarter 2007, we received $0.3 million of royalty income from a property in Mexico on which we retained a net smelter return royalty.  The property is being test mined by a joint venture partner and we received royalties for product sold from the test mining operation. We did not receive any such royalties for the quarter ended March 31, 2006.

Interest expense and other borrowing costs.  We recognized no interest expense and other borrowing costs during the first quarter 2007 as the total $10.8 million of those costs was capitalized.  During the first quarter 2006 we recognized $0.5 million of interest expense and other borrowing costs which were net of approximately $4.3 million capitalized. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility.

Income Taxes.   For both the first quarter 2007 and 2006 we recorded nominal amounts of income tax expense consisting solely of withholding taxes on inter-company investment income and administrative charges associated with one of our Bolivian subsidiaries.

Liquidity and Capital Resources

At March 31, 2007, our aggregate cash, restricted cash, short and long-term investments and restricted investments totaled $450.0 million compared to an aggregate of $514.9 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2006.  The amounts held at March 31, 2007 include $147.8 million in cash and cash equivalents, $256.2 million in investments, $6.2 million of cash and $22.8 million of investments that are restricted to fund development at our San Cristobal project, $4.0 million of cash restricted to develop the port facility, $10.4 million of investments to collateralize certain letters of credit and $2.8 million of investments that are restricted and at maturity will provide the amounts necessary to pay interest through September 2007 on the 4.0% Convertible Senior Subordinated Notes Due 2024.

As of March 31, 2007, we had cash and cash equivalents of $147.8 million, compared to $49.8 million at December 31, 2006.  The increase in our cash balance at March 31, 2007 is primarily the result of $20.0 million of borrowings against the project finance facility, $0.5 million of proceeds from employee stock options exercised, $4.6 million contributed by Sumitomo as their share of a funding requirement for the San Cristobal Project, $21.8 million of restricted cash released and a net $141.0 million of investments liquidated during the period. The increases in our cash balances were all partially offset by $69.0 million invested in property, plant and equipment related to the development of the San Cristobal Project, $16.4 million used to fund operations, property holding costs and administrative costs, net of interest and other income and payments on long term debt (primarily capital lease payments) of $4.5 million.

During the remainder of 2007, we and Sumitomo expect to spend approximately $120 million on the San Cristobal Project, representing the remainder of the approximately $650 million total project cost estimate, plus an additional $40 million of working capital.  These cash requirements will be funded from the restricted cash and the liquidation of restricted investments held by the project and set aside for this purpose and drawing the remaining funds available from the project financing facility.  We anticipate funding our 65% share of any additional requirements from our existing cash and investments with Sumitomo funding the remaining 35%. In addition, for the remainder of the year we expect to spend approximately $12 million on general corporate costs, $11 million on exploration efforts and approximately $10 million on interest payments related to the outstanding convertible debt.  We plan to fund these expenditures from our existing cash and investment balances and from interest and other income.  In addition, as a result of our negotiations with the project finance facility lenders discussed above, we may be required to deposit approximately $91 million in a restricted fixed margin account during the second quarter of 2007 as security for the metals derivative positions. We expect operating cash flows to begin during the third quarter of 2007.

Because we were unable to timely file our December 31, 2006 annual report on Form 10-K our existing shelf registration statements will not be available as a source of equity or debt financing for at least one year.

Significant Accounting Policies

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin 48 requires that we recognize in our financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

New Accounting Standards

During February 2007 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, or fiscal year 2008 for us.  We do not expect the adoption of FAS No. 159 to have a material impact on our financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

Contractual Obligations

As discussed above, at March 31, 2007 we will be required to spend an additional approximately $120 million to bring our San Cristobal project into production which we expect to begin in the third quarter of 2007.

During the three months ended March 31, 2007 we increased our borrowings against the $225 million project finance facility by $20 million and subsequent to March 31, 2007 we borrowed an additional $20 million bringing to $220 million total borrowings under the facility. In addition during the three months ended March 31, 2007 we placed in service $23.0 million of equipment recorded as capital leases resulting in total capital lease obligations of $36.1 million at March 31, 2007.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, capital and other costs, funding and timing; the timing of completion of San Cristobal construction, start-up and commencement of operations; anticipated spending during 2007; increased funding requirements, capital costs and working capital requirements for the San Cristobal Project; Contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to funding commitments; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; compliance with and anticipated amendments to the San Cristobal Project finance facility; anticipated San Cristobal production and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

•                                          failure to comply with obligations under the San Cristobal project finance facility;

•                                          failure to reach agreement with Sumitomo Corporation regarding future development or operation of San Cristobal, or failure to comply with agreements with Sumitomo related to the San Cristobal Project;

•                                          uncertainties regarding future changes in applicable law or implementation of existing law, including Bolivian laws related to tax, mining, environmental matters and exploration; and

•                                          the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2006.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under our San Cristobal project finance facility.  The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes.  The project finance facility bears interest at the LIBOR rate plus a credit spread.  As of the date of this filing, we had borrowed $220 million under the facility. Assuming the full $225 million was borrowed under the facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million.  We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future manage our exposure to interest rate risk.

We invest excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates.  Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first three months of 2007, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $1.2 million.

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

We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for the San Cristobal project that was denominated in Euros.  At March 31, 2007 we did not hold any foreign currency derivative positions.

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

During the first quarter of 2007 we recorded a non-cash mark-to-market gain on our open derivative positions in the amount of $108.3 million. For the year ended December 31, 2006 we recorded non-cash mark-to-market losses of $672.5 million on our open derivative positions.  As of March 31, 2007 the fair value of our open derivative positions reflected a $709.9 million liability.  Non-cash mark-to-market gains and losses from the open derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

Related to certain pending amendments to the project finance facility agreement as discussed above, we and Sumitomo have agreed to purchase put options to protect additional cash flow needed for the accelerated loan schedule.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the unremediated material weakness related to loan covenant compliance discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Management issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making its assessment, management used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment concluded that, as of December 31, 2006, we did not maintain effective controls over the valuation of the metals derivatives positions and the monitoring of our compliance with certain covenants related to its project finance facility.  As disclosed in management’s report, these control deficiencies constituted material weaknesses as of December 31, 2006 and resulted in the following adjustments to our financial statements:

•                  Restatement of the our 2005 annual consolidated financial statements; interim consolidated financial statements for the quarter ended September 30, 2005 and for each of the first three quarters of 2006 as a result of adjusts to the balances of our derivative liabilities, gain on the sale of an interest in subsidiaries, minority interest in subsidiaries, minority interest in loss of consolidated subsidiaries and the accumulated deficit accounts as a result of reassessing available market data in the valuation of its metals derivatives.

•                  An audit adjustment to our 2006 annual consolidated financial statements to properly reflect the balances of our derivative liabilities, gain on sale of an interest in subsidiaries, minority interest in subsidiaries, minority interest loss of consolidated subsidiaries and the accumulated deficit accounts as a result of reassessing available market data in the valuation of its metals derivatives.

Throughout the first quarter of 2007, we have been actively engaged in the implementation of remediation efforts to address the two material weaknesses described above. As of March 31, 2007, the material weakness relating to the controls over the valuation of the metals derivatives positions had been remediated, but the material weakness relating to the controls over the monitoring of compliance with certain covenants related to our project finance facility had not been remediated.

We have implemented the following controls and procedures to remediate the material weakness relating to the valuation of our metals derivatives positions:

•                  We have implemented controls to accurately determine the fair value of its open derivative positions by applying market values obtained from the counterparties holding our derivative positions.  We use independent valuation experts to verify that the values received from the counterparties are based on major commodities price indices such as the LME and COMEX and other available market data.

Based upon the action taken and evaluation of the effectiveness of the controls, we have concluded that remediation of the material weakness in the controls over the valuation of the metals derivative positions have been achieved as of March 31, 2007.

Our remediation efforts are not complete and we do not have sufficient evidence of the operational effectiveness of the controls undergoing remediation to conclude that such actions have been successful in addressing the material weakness relating to the controls over the monitoring of compliance with certain covenants related to our project finance facility, as described above.  Remediation efforts completed or to be completed include:

•                  We have hired a Senior Treasury Analyst, with experience commensurate with the complexity of our loan compliance requirements and we are designing and implementing effective controls to ensure the Senior Treasury Analyst will closely monitor compliance of our project finance facility and other financing arrangements.  Training will also be provided to all key personnel involved in the loan compliance processes and procedures.

We will continue to assign the highest priority to the remediation efforts in this area, with the goal of remediating this material weakness by the end of the second quarter of 2007.

There has been no other change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material developments to proceedings previously discussed in our Form 10-K for the year ended December 31, 2006.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously discussed in our Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1         Non-Employee Directors Deferred Compensation and Equity Award Plan

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

APEX SILVER MINES LIMITED

Date: May 9, 2007	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: May 9, 2007	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer