Form 10-Q
period 2007-06-30
APEX SILVER MINES LTD
filed 2007-08-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

AT AUGUST 9, 2007, 58,625,725 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$151,156	$49,840
Restricted cash	23,512	31,942
Investments	192,985	325,536
Restricted investments	18,138	65,343
Ore inventories	9,402	3,183
Material and supply inventories	3,289	3,149
Prepaid expenses and other assets	6,988	9,984
Total current assets	405,470	488,977

Property, plant and equipment, net	822,649	641,758
Ore inventories	41,938	21,341
Deferred financing costs	17,003	19,485
Value added tax recoverable	73,383	54,158
Investments	17,005	42,255
Deferred tax asset	1,596	—
Other	5,958	2,122
Total assets	$1,385,002	$1,270,096

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and other accrued liabilities	$44,601	$47,979
Accrued interest payable	3,645	3,405
Derivatives at fair value	203,388	39,080
Current portion of long term debt	8,024	4,408
Total current liabilities	259,658	94,872
Long term debt	575,734	492,195
Derivatives at fair value	672,150	779,118
Deferred gain on sale of asset	945	1,400
Uncertain tax positions	1,596	—
Asset retirement obligation	6,350	5,761
Total liabilities	1,516,433	1,373,346
Minority interest in consolidated subsidiaries	532	40
Commitments and contingencies (Note 14)

Shareholders’ deficit
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,702,075 and 58,577,700 shares issued and outstanding at respective dates	587	586
Additional paid in capital	672,840	669,487
Accumulated deficit during development stage	(805,205)	(773,339)
Accumulated other comprehensive loss	(185)	(24)
Total shareholders’ deficit	(131,963)	(103,290)
Total liabilities and shareholders’ deficit	$1,385,002	$1,270,096

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended		For the Period from December 22, 1994 (inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
	(in thousands, except share data)
Operating income and expenses:
Exploration	$(3,635)	$(1,557)	$(6,366)	$(3,007)	$(88,113)
Administrative	(5,446)	(5,686)	(11,736)	(10,999)	(102,841)
Loss on commodity derivatives	(165,647)	(78,143)	(57,341)	(250,961)	(923,009)
Gain on foreign currency derivatives and transactions	1,236	123	2,220	236	3,833
Asset retirement accretion expense	(146)	(94)	(285)	(142)	(691)
Amortization and depreciation	(76)	(101)	(190)	(196)	(1,989)
Total operating expenses	(173,714)	(85,458)	(73,698)	(265,069)	(1,112,810)

Other income and expenses:
Interest and other income	6,364	5,264	13,150	8,168	67,500
Royalty income	150	—	444	—	2,063
Gain on sale of interest in subsidiary	—	—	—	—	199,600
Gain on extinguishment of debt	—	—	—	2,875	9,640
Interest expense and other borrowing costs (1)	—	(255)	—	(774)	(11,696)
Total other income and expenses	6,514	5,009	13,594	10,269	267,107
Loss before minority interest and income taxes	(167,200)	(80,449)	(60,104)	(254,800)	(845,703)
Income taxes	(47)	(53)	(94)	(107)	(1,222)
Minority interest in (income) loss of consolidated subsidiaries	23,402	—	28,332	(7)	41,720
Net loss	$(143,845)	$(80,502)	$(31,866)	$(254,914)	$(805,205)
Other comprehensive income:
Unrealized gain (loss) on securities	$71	$77	$(161)	$467	$(428)
Reclassification for gain on securities included in net loss	—	—	—	495	243
Other comprehensive income (loss)	71	77	(161)	962	(185)
Comprehensive loss	$(143,774)	$(80,425)	$(32,027)	$(253,952)	$(805,390)

Net loss per Ordinary Share – basic	$(2.45)	$(1.40)	$(0.54)	$(4.68)
Weighted average Ordinary Shares outstanding - basic and diluted (2)	58,651,952	57,551,214	58,631,256	54,483,319

(1)             Interest expense and other borrowing costs are net of $12.5 million and $23.4 million capitalized for the three and six month periods ended June 30, 2007, respectively, and $6.4 million and $11.0 million for the three and six month periods ended June 30, 2006, respectively, and $59.1 million for the inception to date period ended June 30, 2007.

(2)             Diluted earnings per share were anti-dilutive for all periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended		For the period from December 22, 1994 (inception)
	June 30,		through
	2007	2006	June 30, 2007
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(44,413)	$(33,780)	$(223,475)
Cash flows from investing activities:
Purchase of available for sale investments	(411,878)	(188,212)	(2,232,390)
Sale of available for sale investments	547,302	126,388	1,936,096
Purchase of held-to-maturity investments	—	—	(263,869)
Maturities of held-to-maturity investments	5,000	1,003	227,620
Purchase of available for sale restricted investments	(32,150)	(226,080)	(298,600)
Sale of available for sale restricted investments	93,700	181,900	373,935
Purchase of held-to-maturity restricted investments	—	(46,862)	(49,877)
Maturity of held-to-maturity restricted investments	2,800	30,819	84,252
Payment of derivative premiums & settlements, net	—	(32,219)	(46,936)
Advances for construction of port facility	(4,000)	—	(6,000)
Advances to suppliers and contractors	—	(4,089)	—
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	8,430	97,247	(26,475)
Proceeds from the sale of interest in subsidiary	—	—	224,000
Payment of selling costs related to sale of interest in subsidiary	—	—	(6,384)
Capitalized costs and acquisitions of property, plant and equipment	(129,587)	(135,903)	(693,316)
Net cash provided by (used in) investing activities	$79,617	$(196,008)	$(777,944)
Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares	—	156,795	580,357
Proceeds from issuance of convertible notes	—	—	339,987
Payment of debt issuance costs	—	(209)	(24,992)
Payments of notes payable and long term debt	(7,512)	(1,204)	(12,964)
Proceeds from note to power line contractor	—	—	1,415
Borrowings under project finance facility	45,000	80,000	225,000
Minority interest contributions	27,390	—	27,390
Proceeds from exercise of stock options and warrants	1,234	1,449	16,382
Net cash provided by financing activities	$66,112	$236,831	$1,152,575
Net increase in cash and cash equivalents	101,316	7,043	151,156
Cash and cash equivalents - beginning of period	49,840	4,808	—
Cash and cash equivalents - end of period	$151,156	$11,851	$151,156

See Note 16 for supplemental cash flow information.

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

The Company is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. The Company currently focuses its resources primarily on the development of its San Cristobal Project in Bolivia. At June 30, 2007, none of the Company’s properties were in production and, consequently, the Company does not have current operating income.

2.              Significant Accounting Policies

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (see Note 11).

New Accounting Standards

During February 2007 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (fiscal year 2008 for the Company).  The Company does not expect the adoption of FAS No. 159 to have a material impact on its financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2008 for the Company). The Company does not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

3.              Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company accounts for its investments in auction rate securities (“ARS”) in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such that if the underlying security of an ARS has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as a current available-for-sale investment. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months, and ARS.  Long-term investments include investments with maturities greater than twelve months.

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

The Company invests only in government and corporate securities rated “investment grade” or better. The following tables, based on quoted market prices, summarize the Company’s investments at June 30, 2007 and December 31, 2006:

June 30, 2007	Cost	Fair Value	Carrying Value
	(in Thousands)
Investments:
Short-term
Available for sale
Auction rate securities	$174,445	$174,281	$174,281
Corporate notes	5,992	6,000	6,000
Government bonds	9,878	9,875	9,875
Common stock	761	829	829
Total available for sale	191,077	190,985	190,985
Held to maturity
Government bonds	2,000	1,996	2,000
Total held to maturity	2,000	1,996	2,000
Total short-term	$193,077	$192,981	$192,985
Long-term
Available for sale
Corporate notes	$2,000	$1,937	$1,937
Government bonds	15,097	15,068	15,068
Total available for sale	17,097	17,005	17,005
Total long-term	$17,097	$17,005	$17,005

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$15,350	$15,348	$15,348
Total available for sale	15,350	15,348	15,348
Held to maturity
Government bonds	2,790	2,785	2,790
Total held to maturity	2,790	2,785	2,790
Total short-term	$18,140	$18,133	$18,138

December 31, 2006	Cost	Fair Value	Carrying Value
	(in Thousands)
Investments:
Short-term
Available for sale
Common stock	$761	$779	$779
Corporate notes	5,935	5,995	5,995
Bond funds	6,972	6,973	6,973
Auction rate securities	306,785	306,789	306,789
Total available for sale	320,453	320,536	320,536
Held to maturity
Government bonds	5,000	4,991	5,000
Total held to maturity	5,000	4,991	5,000
Total short-term	$325,453	$325,527	$325,536

Long-term
Available for sale
Corporate notes	$6,988	$6,960	$6,960
Government bonds	33,374	33,295	33,295
Total available for sale	40,362	40,255	40,255
Held to maturity
Government bonds	2,000	1,996	2,000
Total held to maturity	2,000	1,996	2,000
Total long-term	$42,362	$42,251	$42,255

Restricted Investments:
Short-term
Available for sale
Auction rate securities	$59,800	$59,800	$59,800
Total available for sale	59,800	59,800	59,800
Held to maturity
Government bonds	5,543	5,500	5,543
Total held to maturity	5,543	5,500	5,543
Total short-term	$65,343	$65,300	$65,343

Quoted market prices at June 30, 2007 and December 31, 2006 were used to determine the fair values of the above investments.

The Company maintains the majority of its investments in ARS which provide acceptable interest rates with high liquidity allowing the Company to convert the securities to cash every 7 to 35 days depending on the terms of the specific ARS.  ARS are floating rate securities with long-term nominal maturities of 25 to 30 years but are marketed by financial institutions with maturity and interest rate reset dates at 7, 28, or 35 day intervals. As a result, the market typically is highly liquid, with large amounts of securities resetting interest rates every week.  Most of the Company’s ARS at June 30, 2007 have reset dates of either 7 days or 28 days and annual yields ranging from 5.0% to 5.8%.

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

The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation.  Of the Company’s $402.8 million total of cash and cash equivalents, restricted cash, short and long term investments and restricted investments at June 30, 2007, $395.2 million was held at twelve large multinational banks.

4.   Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Prepaid insurance	$1,299	$1,949
Accrued interest on investments	1,589	1,348
Prepaid consulting and contractor fees	3,314	3,507
Prepaid import taxes and duties receivable	144	1,637
Other	642	1,543
	$6,988	$9,984

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal Project.

5.   Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristobal Project as a recoverable asset.  Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT is expected to be recovered through future production and sales from the San Cristobal Project.  Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia (see Note 14).  At June 30, 2007 and December 31, 2006, the VAT recoverable was $73.4 million and $54.2 million, respectively.  The VAT recoverable amounts include $7.1 million and $5.3 million of recoverable Bolivian import duties for the periods ended June 30, 2007 and December 31, 2006, respectively.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

6.   Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Mineral properties	$117,616	$117,390
Construction in progress	617,078	482,979
Buildings	13,590	13,590
Mining equipment and machinery	15,027	13,580
Other furniture and equipment	3,656	3,166
	766,967	630,705
Less: Accumulated depreciation	(8,618)	(6,962)
	758,349	623,743
Equipment under capital lease	59,465	22,183
Less: Accumulated depreciation	(7,448)	(4,168)
	52,017	18,015
Port facilities under lease	12,283	—
Less: Accumulated depreciation	—	—
	12,283	—
	$822,649	$641,758

The Company has a 17-year contract with a third party to provide port services at the port facilities in Mejillones, Chile.  Certain assets constructed at the port are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities.  The Company has evaluated its contractual agreement with the port and has determined that the agreement contains a leasing arrangement with respect to the assets that will be operated exclusively for the use of the Company.  Following the guidance of Financial Accounting Standard No. 13, “Accounting for Leases,” the Company is deemed to be the owner of the assets for which it has exclusive use.  Accordingly, the Company has recorded $12.3 million to port facilities under lease with an offsetting financing obligation related to those assets (see Note 8).  The Company expects the port assets to be put into service during the third quarter of 2007, at which time the Company will begin recording depreciation.

For the six months ended June 30, 2007 and 2006 the Company recorded depreciation expense of $0.2 million and $0.2 million, respectively.  Also, for the six months ended June 30, 2007 and 2006 the Company capitalized depreciation associated with the San Cristobal Project in the amounts of $4.7 million and $2.4 million, respectively.

The June 30, 2007 and December 31, 2006 construction in progress balances include $59.1 million and $35.5 million of capitalized interest respectively.  The capitalized interest amounts are related to the Convertible Senior Subordinated Notes, the project finance facility and equipment under capital lease (see Note 8).

At June 30, 2007 the Company had recorded a lease obligation of $47.9 million related to outstanding equipment under capital lease (see Note 8).

7.   Other Long Term Assets

At June 30, 2007 other long term assets includes a $5.8 million note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company. The note and accrued interest is to be repaid by applying a portion of the amounts owed for port charges by San Cristobal to the outstanding note and accrued interest balances. The note and accrued interest are expected to be fully repaid by December 2009. San Cristobal began incurring minimum port fees in May 2007, per the port agreement, with approximately $0.2 million of the minimum fees applied to the note as of June 30, 2007. Construction of the port facilities was completed during the second quarter 2007.

8.   Debt

The Company’s debt consists of the following:

	June 30, 2007		December 31, 2006
	Current	Long term	Current	Long term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000

4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	109,987

Project finance facility	—	225,000	—	180,000

Note payable to Ingelec for power line	681	—	1,415	—

Note assigned to Sumitomo	—	8,013	—	7,853

Capital leases	6,981	40,871	2,993	14,355

Port lease liability	362	11,863	—	—
	$8,024	$575,734	$4,408	$492,195

2.875% Notes and 4.0% Notes

Both the 2.875% Notes and the 4.0% Notes (collectively the “Notes”) are convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders may convert their Notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur.  Full conversion of the Notes would result in the issuance of approximately 10.1 million of the Company’s Ordinary Shares.  Accumulated interest on the Notes is paid twice a year in March and September.

During 2006 the Company issued 1,086,653 of its Ordinary Shares, valued at $17.1 million, and repurchased $20.0 million of its outstanding 4.0% Notes. The transaction represented an early extinguishment of debt and the Company recorded a gain of $2.9 million and recognized accelerated amortization of deferred issuance costs of $0.5 million related to the transaction.  The Notes purchased in the transaction have been cancelled.

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions.  At June 30, 2007 the unamortized balance of deferred financing costs related to the Notes was approximately $7.1 million.

The indenture relating to the 4.0% Notes requires the Company to maintain restricted investments to cover the payment of interest through 2007.  The amount invested will at maturity equal the interest payments due.  As of June 30, 2007, $2.8 million of restricted investments were designated for this purpose.

San Cristobal Project Finance Facility

In December 2005 the Company closed on a $225 million project finance facility (the “Facility”), arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America.  Borrowings from the Facility are being used to complete the development of the Company’s San Cristobal Project. As of June 30, 2007 the Company has

borrowed the full $225 million available under the Facility. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread.  The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid in December 2012.

In connection with the September 2006 sale to Sumitomo Corporation (“Sumitomo”) of a 35% interest in the subsidiaries that own and will operate the San Cristobal Project, Sumitomo has guaranteed the repayment of 35% of the project finance facility debt through project completion. (For this purpose completion is defined as the satisfaction of certain financial and operational requirements including the creation of operating and debt service reserves and meeting certain operational performance levels over specified periods of time and can occur no later than December 2008.)

The Facility contains covenants that require the Company to, among other things, maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements.  Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require immediate repayment of all amounts outstanding under the Facility and immediate cash settlement of the outstanding metals derivative positions associated with the San Cristobal Project.

Pursuant to the debt covenants contained in the Facility, the Company is required annually to submit a revised Construction Budget, Operating Plan, and Financial Model (collectively the “Updated Plan”) for the San Cristobal Project.  The covenants require that the Updated Plan reflect certain set metals prices that are substantially less than current metals prices. Following discussions among representatives of the lenders and the Company, representatives of the lenders proposed (i) use in the Updated Plan of higher metals prices than those contained in the original agreement, which should allow the Company to meet the Facility’s financial requirements, (ii) an adjustment to the Facility repayment schedule to require a larger percentage of principal to be repaid in earlier years, (iii) an increase in the mandatory cash flow sweep from 35% to 45% of excess cash flow, (iv) purchase by the Company and Sumitomo of put options to protect additional cash flow needed for the adjusted loan repayment schedule, and (v) funding by the Company of a $91 million margin account, and a $49 million post-completion guarantee by Sumitomo, for the benefit of the two banks holding the derivative positions, with the margin account and guarantee decreasing by 33% at the end of each of 2008, 2009 and 2010.

The Company and Sumitomo have accepted these proposals.  The Company prepared and submitted to the lenders an Updated Plan and a formal request for and documentation of the Facility amendments.  The Company expects the Updated Plan and the Facility amendments to be approved by the lenders in August 2007, although there can be no assurance that this will occur.

If the amendments and the Updated Plan are not approved by the lenders, until such time as approval is obtained, the Company would be required to operate in all material respects, as defined by the Facility, in compliance with the initial Operating Plan and Financial Model (the “Initial Plan”). If the Company’s operations fail to comply with the Initial Plan in all material respects, the lenders could declare a default and require the Company to settle all amounts outstanding under the Facility and metals derivatives liability.  Because the Company’s current projections indicate that cash flows and operating ratios will exceed those in the Initial Plan, the Company believes that operations will comply in all material respects with the Initial Plan.  However, the Company cannot predict what actions the lenders might take if they deem that the Company is not in material compliance with the Initial Plan.

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

Direct costs incurred in obtaining the Facility were deferred and are being amortized to interest expense over the term of the facility. At June 30, 2007 the unamortized balance of deferred financing costs related to the Facility was approximately $9.9 million.

Power Line Notes

The Company has loaned funds to San Cristobal Transportadora de Electricidad, S.A. (“SC Tesa”), the contractor that has constructed the power line for the San Cristobal Project, and holds a note receivable from SC Tesa in the amount of $22.3 million. The Company expects to receive repayment of the note from SC Tesa in the form of credits against charges for the delivery of power.  In connection with the sale of 35% of the San Cristobal Project to Sumitomo, the Company sold 35% of the $22.3 million note to Sumitomo. As the Company receives payments from SC Tesa it must pay Sumitomo its 35% share of such payments. As a result, the Company has recorded a note payable to Sumitomo in the amount of $8.0 million, including accrued interest.

SC Tesa borrowed approximately $1.4 million from its parent company, Ingelec, to complete the construction of the power line.  Per the guidance of FASB Interpretation No. 46R, “Variable Interest Entities,” the Company consolidates the accounts of SC Tesa and accordingly has recorded the note payable on its consolidated books.  At June 30, 2007 $0.7 million of the note remains outstanding.

Capital Leases

During the six months ended June 30, 2007 the Company placed in service $37.3 million of additional mining equipment to be used in stripping and mine production, and recorded these transactions as capital leases, resulting in cumulative capital lease obligations of $47.9 million at June 30, 2007. During the six months ended June 30, 2007 the Company made payments of approximately $6.6 million related to capital lease obligations including $4.1 million of upfront mobilization fees.

Port Lease Liability

Certain assets constructed at the port of Mejillones are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities.  The Company determined that a leasing arrangement exists with respect to those assets (see Note 6). Accordingly, at June 30, 2007 the Company recorded on its balance sheet $12.3 million to plant and equipment and a financing obligation of $12.2 million, which is net of $0.1 million of the obligation amortized during the second quarter of 2007.  In addition, the Company holds a $5.8 million note receivable from the port contractor for funds previously advanced to the contractor from the Company including interest (see Note 7).

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

In addition, in the past the Company made limited investments in shorter duration put and call options and other metals derivatives not required by the project finance facility.  During 2006, the Company liquidated all of its discretionary derivative contracts. During the six months ended June 30, 2007 the Company did not hold any derivative contracts other than those required by the project finance facility.

The Company marks its open derivative positions to fair value at the end of each accounting period with the related change in fair value recorded to earnings. The Company recorded losses of $165.6 million and $57.3 million as a result of marking to market its open derivative position for the quarter and six month periods ended June 30, 2007, respectively.  For the quarter and six month periods ended June 30, 2006 the Company recorded total derivative losses of $78.1 million and $251.0 million, respectively, which included mark to market losses of $49.0 and $221.9, respectively, and a realized loss of $29.1 for both periods.  The 2007 mark to market losses are primarily the result of increasing spot and forward prices for silver, zinc and lead during the six month period ended June 30, 2007. The 2006 mark to market losses were primarily the result of increasing spot and forward prices for silver and zinc during the six months ended June 30, 2006. The 2006 realized losses were related to the liquidation of the majority of the discretionary hedge positions held by the Company during the second quarter 2006. The actual final financial impact of the required project finance facility derivative positions will not be known until the positions are closed on their future settlement dates.  At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark to market gains or losses.

As the result of the sale to Sumitomo of a 35% interest in the subsidiary that holds the derivative positions, Sumitomo has guaranteed the payment of 35% of the hedge positions required by the project finance facility through completion (which may be no later than December 2008).

The following table sets forth the Company’s open derivative positions at June 30, 2007.

	Current Maturity Date
	Year 1	Years 2 and 3	Years 4 and 5	Thereafter	Total
Forward Contracts
Silver (000 ounces)	150	160	200	80	590
Average price (per ounce)	$7.34	$7.15	$7.13	$7.15	$7.19

Zinc (000 pounds)	112,931	480,985	181,880	—	775,796
Average price (per pound)	$0.48	$0.48	$0.48	$—	$0.48

Lead (000 pounds)	99,866	223,104	—	—	322,970
Average price (per pound)	$0.30	$0.30	$—	$—	$0.30

Put Option Contracts Owned
Silver (000 ounces)	400	2,020	5,790	890	9,100
Average price (per ounce)	$5.25	$5.64	$5.88	$5.63	$5.78

Call Option Contracts Written
Silver (000 ounces)	—	8,870	840	90	9,800
Average price (per ounce)	$—	$8.22	$9.26	$8.95	$8.32

Zinc (000 pounds)	3,858	9,921	—	—	13,779
Average price (per pound)	$0.57	$0.57	$—	$—	$0.57

Lead (000 pounds)	7,716	19,841	—	—	27,557
Average price (per pound)	$0.39	$0.39	$—	$—	$0.39

The Company determines the fair value of its open derivative positions by applying market values obtained from the counterparties holding the Company’s derivative positions.  The Company independently verifies that the values received from the counterparties are based on major commodities price indices such as the LME and COMEX and other available market data.

The following table sets forth the fair value of the Company’s open derivative positions based on indices such as the LME and COMEX and valuations from counterparties holding the Company’s derivative positions at June 30, 2007, March 31, 2007 and December 31, 2006 and the change for the three months and six months ended June 30, 2007.

	Amount To Be Realized In
	Less Than	2 to 3	4 to 5
Period Ended	1 Year	Years	Years	Thereafter	Total
	(in thousands)
March 31, 2007	$88,046	$484,871	$135,917	$1,058	$709,892
June 30, 2007	$203,388	$574,129	$97,336	$686	$875,539
Change for the three months ended June 30, 2007	$115,342	$89,258	$(38,581)	$(372)	$165,647

December 31, 2006	$39,080	$570,982	$207,696	$440	$818,198
June 30, 2007	$203,388	$574,129	$97,336	$686	$875,539
Change for the six months ended June 30, 2007	$164,308	$3,147	$(110,360)	$246	$57,341

10.   Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristobal Project which is expected to begin producing in the third quarter 2007. The plan includes estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company’s policies.  Since the third quarter 2005 the Company has conducted development and mining activities that fall within the scope of the asset retirement plan and will require future reclamation and closure expenditures. The Company accrues estimated reclamation liabilities based on the asset retirement plan as activities requiring future reclamation and remediation occur.

The Company prepares estimates of the timing and amount of expected cash flows when an asset retirement obligation (“ARO”) is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest. The Company records the fair value of an ARO when incurred with an adjustment to the corresponding asset carrying amounts. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount factor implicit in the initial fair value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(in thousands)
Beginning balance	$5,761	$2,003

ARO arising in the period	304	3,367
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	285	391

Ending balance	$6,350	$5,761

11.   Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes.  The Company files Bolivian, United States and certain other foreign country income tax returns.  These tax returns and the amount of taxable income or loss reported are subject to examination by the relevant taxing authorities.  The Company and subsidiaries have not generated taxable income since inception.  For the six months ended June 30, 2007 and 2006 the Company recorded approximately $0.1 million and $0.1 million of income tax expense related to withholding taxes on certain services provided to one of our Bolivian subsidiaries.

In January 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

As of June 30, 2007, the Company had $1.8 million of total gross unrecognized tax benefits.  Certain of the unrecognized tax benefits resulted in a reduction of the Company’s operating loss carryforwards by approximately $0.2 million.  The Company has recorded a non-current tax payable and corresponding non-current deferred tax asset of approximately $1.6 million for all remaining unrecognized tax benefits.  There is no impact to retained earnings as a result of the adoption of FIN 48.

Tax years as early as 2001 remain open and are subject to examination in the Company’s principal tax jurisdictions.  Management has estimated that unrecognized tax benefits will not significantly increase or decrease within the next twelve months.  There are no interest or penalties estimated on the underpayment of income taxes as a result of these unrecognized tax benefits.  The Company’s policy is to classify tax related interest and penalties as income tax expense.

12.   Shareholders’ Deficit

The following table sets forth the changes in shareholders’ deficit during the first six months of 2007:

			Additional		Accumulated Other Comprehensive	Total
	Ordinary Shares		Paid-in	Accumulated	income	Shareholders’
	Shares	Amount	Capital	Deficit	(loss)	Deficit
	(in thousands except share data)
Balance, December 31, 2006	58,577,700	$586	$669,487	$(773,339)	$(24)	$(103,290)
Stock compensation accrued	—	—	2,120	—	—	2,120
Stock options exercised ($10.54 per share)	103,575	1	1,233	—	—	1,234
Stock granted as compensation ($16.40 per share)	20,800	—	—	—	—	—
Unrealized loss on marketable equity securities	—	—	—	—	(161)	(161)
Net loss	—	—	—	(31,866)	—	(31,866)
Balance, June 30, 2007	58,702,075	$587	$672,840	$(805,205)	$(185)	$(131,963)

Stock Option Plans – The Company established a plan to issue share options and other share awards to officers, employees, consultants and agents of the Company and its subsidiaries (the “Employees’ Plan”) as well as a Non-Employee Directors’ Share Plan (the “Directors’ Plan”) or jointly (the “Plans”).

The Company recognizes stock based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.  The Company recognized stock based compensation costs of $2.1 million and $2.6 million for the six month periods ended June 30, 2007 and 2006 respectively, which includes amounts capitalized.

A summary of the Company’s stock options issued under the Plans at June 30, 2007 and changes during the six months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,992,572	$14.90
Granted during period	66,835	15.65
Forfeited or expired during period	(156,350)	16.60
Exercised during period	(131,475)	12.99
Outstanding at end of period	2,771,582	$14.87
Exercisable at end of period	2,119,008	$14.27
Expected to vest at the end of the period	636,992	$17.02

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company’s restricted stock grants issued under the Employees’ Plan at June 30, 2007 and changes during the six months then ended is presented in the following table:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Oustanding at beginning of the period	223,575	$17.30
Granted during period	38,200	16.40
Restrictions lifted during the period	(32,025)	16.60
Forfeited during period	(8,850)	16.40
Oustanding at end of the period	220,900	$17.28

The fair value of each restricted stock grant is based on the closing price of the Company’s shares on the date of grant.

During the second quarter of 2007 the board of directors adopted a Non-Employee Director Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). In connection with the approval of this new compensation arrangement, the board of directors suspended the grant of options under the Directors’ Plan.  Pursuant to the Deferred Compensation Plan the directors will receive a portion of their compensation in the form of Restricted Stock Units. The Restricted Stock Units typically vest one year after the date of grant so long as the individual is still serving as a director. Each Restricted Stock Unit entitles the director to receive one unrestricted Ordinary Share for each vested Restricted Stock Unit upon the termination of the director’s board service.

A summary of the status of the Restricted Stock Unit grants issued under the Deferred Compensation Plan at June 30, 2007 and changes during the six months then ended is presented in the following table:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Oustanding at beginning of the period	—	$—
Granted during period	25,806	19.18
Restrictions lifted during the period	—	—
Forfeited during period	—	—
Oustanding at end of the period	25,806	$19.18

The fair value of each Restricted Stock Unit grant is based on the closing price of the Company’s shares on the date of grant.

The Company has granted stock-based performance bonuses under the Employees’ Plan to certain employees, related to cost targets and completion date targets for the construction of the San Cristobal Project, pursuant to which up to 23,000 Ordinary Shares with a grant date fair market value of $15.37 per share may be issued. The fair value of each performance bonus grant was based on the closing price of the Company’s shares on the date of grant.

13.   Minority Interest

Sumitomo Corporation

During 2006 the Company sold to Sumitomo a 35% interest in the three Company subsidiaries that own its San Cristobal Project, market project concentrates and hold the metals hedge positions required by the project lenders. The Company continues to own 65% of these three subsidiaries.

Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open derivative positions required by the project finance facility.  Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses.  However, generally accepted accounting principles do not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary. Accordingly, the Company has absorbed approximately $98.8 million and $87.9 million of non-cash losses that normally would have been allocated to Sumitomo at December 31, 2006 and June 30, 2007, respectively.   The reduction to the amount being absorbed by the Company for the six months ended June 30, 2007 is the result of Sumitomo’s advance of $27.4 million to fund its share of certain excess costs related to the San Cristobal Project partially offset by Sumitomo’s minority interest in the loss for the period of $16.5 million. The Company expects to recover the remaining $87.9 million of losses it absorbed, and any additional losses it may absorb related to Sumitomo’s minority interest, from future earnings prior to the allocation of earnings to Sumitomo or from future contributions by Sumitomo.

SC Tesa

During 2005 the Company entered into a long-term contract with SC Tesa to construct a power line and transport power to the San Cristobal Project from the Bolivian power grid. The Company has loaned SC Tesa $22.3 million to construct the power line which will be repaid through credits against charges for the delivery of power (see Note 8).  Per the guidance of FIN 46R the Company fully consolidates the accounts of SC Tesa.

During the fourth quarter 2006, the San Cristobal Project began receiving limited amounts of power from the grid resulting in SC Tesa earning a transmission fee and recording earnings.  Because SC Tesa is treated as a consolidated entity, the intercompany profit earned by SC Tesa is eliminated and the Company recognizes a minority interest offset to net income equal to SC Tesa’s share of the transmission fee earnings representing 100% of such earnings.  For the six months ended June 30, 2007 the Company recorded $0.5 million as SC Tesa’s minority interest in the earnings.

14.   Commitments and Contingencies

Project Financing – Per the terms and conditions of the San Cristobal Project finance facility the Company was required to deposit cash and investments in an account the use of which is restricted to the development of the San Cristobal Project. At June 30, 2007 the remaining balance in the account was $29.1 million of which $23.0 million was recorded to restricted cash and $6.1 million recorded to restricted investments.

Capital Commitments – At June 30, 2007 the Company expects to spend approximately $85 million on the San Cristobal Project to complete the commissioning and startup, make final payment of accrued construction costs, provide for approximately $40 million of working capital requirements during the first several months of operation and complete construction of certain additional facilities not required for initial operations.  The San Cristobal Project began production of concentrates in August 2007 with the anticipated first sale scheduled for late August or early September 2007.

Taxes – The Company has received certain tax and duty benefits on a portion of the equipment it imported for its San Cristobal Project. The benefits are contingent upon the Project attaining production within two years after approval of the exemption, or by September 13, 2007, and fulfilling certain expenditure commitments within a specified period of time. Failing to comply with these commitments would obligate the Company to refund the benefits received, up to approximately $23.5 million plus penalties and interest. The Company believes it has met the requirements necessary to retain these benefits.

Performance Bonus – The Company may be required to pay up to an estimated $4.0 million bonus to the San Cristobal Project construction management contractor contingent upon certain project completion parameters. Based on the project status at June 30, 2007 the Company believes it is probable that it will be required to pay the construction management contractor a portion of the bonus up to $1.3 million and has accrued that amount at June 30, 2007 with the offset recorded to construction in progress.

Political Contingencies – At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. To date, there have been no formal proposals by the Bolivian government to nationalize the mining industry but it is possible that the government may alter its current policies with respect to the mining industry in the future.  In addition, the Bolivian government continues to consider various changes to applicable mining taxes, including possible increases in income and other tax rates, modification of the creditability of the complementary mining tax against income tax, and elimination of the refund to exporters of a percentage of import duties and value added tax.  These potential changes would have the effect of increasing the total tax burden on the San Cristobal Project, which could adversely affect the earnings and cash flow generated by the Project and the Company’s ability to recover its investment in the Project and to meet its liabilities to the San Cristobal lenders and the counterparties holding the metals derivative positions required by those lenders.  The Company, together with Sumitomo, is engaged in continuing discussions with government representatives regarding various proposals and their potential effects on San Cristobal.  The Company is unable to predict which changes, if any, will be made to current mining tax legislation.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional.  The Court’s ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling.  Although the Court’s ruling is not expected to impact the Company’s ability to operate the San Cristobal Project, the ruling may limit the transferability of the Company’s mining concessions and restrict the ability to mortgage the San Cristobal mining concessions as collateral to the lenders providing financing for the Project.

Other Contingencies – As previously disclosed, the Company has concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee, that certain senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company’s active exploration or development properties.  Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters.  The Company contacted the Department of Justice (“DOJ”) and SEC and reported the results of our internal investigation.  The Company has been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act.  The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

15.   Foreign Currency

Gains and losses on foreign currency transactions consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$1,236	$123	$2,220	$236
Total	$1,236	$123	$2,220	$236

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

16.   Supplemental cash flow information

The following table reconciles net loss for the period to cash from operations:

			For the period
			from December
			22, 1994
			(inception)
	Six Months Ended		through
	June 30,		June 30,
	2007	2006	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(31,866)	$(254,914)	$(805,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	190	196	1,989
Amortization of deferred financing costs	—	555	3,134
Accretion of asset retirement obligation	285	142	691
Amortization of premiums and discounts	50	(1,033)	(2,003)
Mark-to-market (gain) loss on derivative positions	57,341	250,961	923,009
Loss (gain) on Euro hedge	—	—	(534)
Gain on extingushment of debt	—	(2,875)	(9,640)
Gross gain on sale of interest in subsidiary	—	—	(199,600)
Minority interest in loss of consolidated subsidiary	(28,332)	7	(41,720)
Stock compensation, net of amounts capitalized	1,610	2,035	20,787
Shares issued in consideration for services	—	27	8,585
Shares issued to purchase mineral rights	—	—	1,799
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(241)	(954)	(1,649)
Port fees applied to Port of Mejillones note	217		217
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	3,029	(1,273)	(1,305)
Increase in inventories	(26,957)	(12,403)	(54,629)
Increase in value added tax recoverable (net)	(19,225)	(14,829)	(73,383)
Increase in accrued interest payable net of amounts capitalized	—	—	1,680
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(484)	156	4,153
Other increase (decrease)	(30)	422	149
Net cash used in operating activities	$(44,413)	$(33,780)	$(223,475)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$—	$9,455

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$483	$560
Payment of debt with Ordinary Shares	—	17,125
Capitalized consulting services paid with Ordinary Shares	—	27
Depreciation expense capitalized	4,650	2,351
Initial measurment of asset retirement obligation	304	2,791
Equipment acquired through capital lease	37,282	3,896
Capitalized port facility lease	12,283	—

17.  Subsequent Events

During early August 2007 the Company financially settled the first of the metals derivative positions required by the San Cristobal Project finance facility.  These positions are held in a separate Cayman subsidiary which is owned 65% by the Company and 35% by Sumitomo, and not by the Bolivian operating entity, Minera San Cristobal. The Cayman Island does not impose a corporate income tax or allow deductions for losses. Certain of the positions matured July 31, 2007 and were settled based on the average price for July. The Company settled 1,388 tonnes of zinc sold forward with an average strike price of $1,060 per tonne by making a payment of $3.4 million and 2,583 tonnes of lead sold forward with an average strike price of $661 per tonne by making a payment of $6.3 million.  (See Note 9 for a discussion of the Company’s open derivative positions.)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three and six month periods ended June 30, 2007 and changes in our financial condition from December 31, 2006.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2006.

Apex Silver is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We currently focus our resources primarily on the development of our San Cristobal Project in Bolivia. At June 30, 2007, none of our properties were in production and, consequently, we have no current operating income. Our first sale of concentrates from our San Cristobal mine and related operating results are expected to be recognized during the third quarter 2007.

Overview

Development of San Cristobal

Physical construction of our San Cristobal Project in southwestern Bolivia is substantially complete.  At June 30, 2007 we estimated that we will be required to make payments of approximately $85 million to complete the commissioning and startup, make final payment of accrued construction costs, provide for approximately $40 million of working capital requirements during the first several months of operation and complete construction of certain additional facilities not required for initial operations on our San Cristobal Project. The flotation circuit has been commissioned and in early August 2007 we began producing both silver bearing lead and zinc concentrates.  The filtration and load out system has been commissioned and concentrate containers have been loaded and shipped by rail to the port at Mejillones, Chile. We expect to record our first sale of concentrates in the third quarter 2007.

More than 3.5 million tonnes of sulfide ore have been stockpiled for the concentrator.  The primary crusher and overland conveyor are operating at design rates delivering ore to the coarse ore stockpile.  With production testing ongoing and operating with a previously untrained workforce, the plant is operating with the semi-autogenous mill and one of two ball mills.  Processing the harder of the two ore types in the San Cristobal ore body, we have achieved continuous throughput of 19,000 tonnes per day, within five percent of design capacity. The second ball mill motor has been repaired and is being commissioned, and we expect continuous production from this ball mill in early September.  Other systems including the well field, tailing system, railroad, and other supporting systems have been commissioned and are generally performing as anticipated.

The plant will continue in startup and commissioning during August with emphasis on commissioning of the zinc regrind circuit and fine tuning throughout the flotation plant including improvements in the calibration of instruments and tuning of control loops and level controls in the plant.  In addition, we expect to complete commissioning of the second ball mill, together with final processes and coordination with Bolivian power providers, in early September. We intend to ramp up production at San Cristobal until the full production rate of approximately 55 thousand tonnes of concentrate per month is reached during the fourth quarter 2007.

Financing and Commodity Derivatives Matters

During 2007 we borrowed $45 million under the $225 million San Cristobal Project finance facility (the “Facility”) bringing the total borrowings against the Facility to the full $225 million available. The covenants require that we annually submit a Construction Budget, Operating Plan and Financial Model (collectively, the “Updated Plan”) for the Project. The covenants in the Facility require that the Updated Plan reflect certain set metals prices that are substantially less than current metals prices. Following our discussions with representatives of the lenders, representatives of the lenders proposed (i) use in the Updated Plan of higher metals prices than those contained in the original agreement, which should allow us to meet the Facility’s financial requirements, (ii) an adjustment to the Facility repayment schedule to require a larger percentage of principal to be repaid in earlier years, (iii) an increase in the mandatory cash flow sweep from 35% to 45% of excess cash flow, (iv) purchase by Apex and Sumitomo of put options to protect additional cash flow needed for the adjusted loan repayment schedule, and (v) funding by Apex of a $91 million margin account, and a $49 million post-completion guarantee by Sumitomo, for the benefit of the two banks holding the metals derivative positions, with the margin account and guarantee decreasing by 33% at the end of each of 2008, 2009 and 2010.

We and Sumitomo have accepted these proposals.  We have prepared and submitted to the lenders an Updated Plan and a formal request for and documentation of the Facility amendments.  We expect the Updated Plan and the Facility amendments to be approved by the lenders in August 2007, although there can be no assurance that this will occur.

If the amendments and the Updated Plan are not approved by the lenders, or until such time as approval is obtained, we would be required to operate in all material respects, as defined by the Facility, in compliance with the Construction Budget, Operating Plan and Financial Model initially approved by the lenders when the Facility was entered into (the “Initial Plan”). If our operations fail to comply with the Initial Plan in all material respects, the lenders could declare a default and require us to settle all amounts outstanding under the Facility, including the metals derivatives liability.  Because our current projections indicate that cash flows and operating ratios will exceed those in the Initial Plan, we believe that operations will comply in all material respects with the Initial Plan.  However, we cannot predict what actions the lenders might take if they deem that we are not in material compliance with the Initial Plan.

For the six months ended June 30, 2007, we recorded a $57.3 million loss as a result of marking-to-market our open derivative positions required by the terms of the project financing facility. The loss is the result of continuing high spot and forward prices for silver, zinc and lead. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates. At the time of final settlement, the gain or loss recorded will exclude previously recognized non-cash mark-to-market gains or losses. The first derivative positions to settle were positions with maturity dates of July 31, 2007 and settlement payments were made the first week of August 2007.  We settled 1,388 tonnes of zinc sold forward with an average strike price of $1,060 per tonne by making a payment of $3.4 million and 2,583 tonnes of lead sold forward with an average strike price of $661 per tonne by making a payment of $6.3 million.

Political Matters in Bolivia

At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. To date, there have been no formal proposals by the Bolivian government to nationalize the mining industry but it is possible that the government may alter its current policies with respect to the mining industry in the future.  In addition, the Bolivian government continues to consider various changes to applicable mining taxes, including possible increases in income and other tax rates, modification of the creditability of the complementary mining tax against income tax, and elimination of the refund to exporters of a percentage of import duties and value added tax.  These potential changes would have the effect of increasing the total tax burden on our San Cristobal Project, which could adversely affect the earnings and cash flow generated by the Project and our ability to recover our investment in the Project and to meet our liabilities to the San Cristobal lenders and the counterparties holding the metals derivative positions required by those lenders.  We, together with Sumitomo, are engaged in continuing discussions with government representatives regarding various proposals and potential proposals, and their potential effects on the Project.  We are unable to predict which changes, if any, will be made to current mining tax legislation.

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

Exploration

Pursuant to our September 25, 2006 agreement with Sumitomo, Sumitomo has a two year Option Agreement whereby it may acquire a 20 percent to 35 percent interest in each of certain of our active exploration properties at historical cost, and in each of certain inactive exploration properties at historical cost once we have spent $0.2 million in exploration costs.  Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of the Company spending $0.2 million on the property.  At June 30, 2007 Sumitomo had exercised its options to acquire an interest in three of our active exploration properties in Peru and plans to review certain of our active exploration properties in Mexico and Argentina later in the year.

Subsequent Event

Mr. Alan Edwards, the Company’s Executive Vice President and Chief Operating Officer since June 2004, has resigned effective August 20, 2007 to become the chief executive officer of another company.  Mr Edwards was instrumental in leading the successful development, commissioning and startup of our San Cristobal Project.

Results of Operations

Three Months Ended June 30, 2007

Exploration.  Exploration expense was $3.6 million for the second quarter of 2007 compared to $1.6 million for the second quarter of 2006. Exploration expense is incurred primarily in Argentina, Mexico and Peru. During 2007, we have begun extensive drilling programs and other geologic testing to increase the rate of evaluation of many of our properties.

Administrative.  Administrative expense of $5.4 million for the second quarter of 2007 is comparable to $5.7 million for the second quarter 2006.  Administrative expenses are incurred primarily by our corporate headquarters and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. Administrative costs are incurred supporting the areas of finance, compliance, marketing and other administrative requirements including the indirect support of the financing, development and other requirements of our San Cristobal Project.

Gains and Losses - Commodity Derivatives.  For the second quarter of 2007 we recorded a loss related to our metals derivative positions in the amount of $165.6 million compared to a loss of $78.1 million on our derivative positions for the second quarter of 2006. The losses are the result of marking-to-market our open derivative positions as spot and forward prices for silver, zinc and lead fluctuate around record high levels and settlement dates draw closer. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. (See “Overview” for additional discussion of the 2007 derivative loss).

Interest and other income. We recorded interest and other income of $6.4 million for the second quarter of 2007 as compared to $5.3 million recorded during the second quarter of 2006.  The 2007 increase in interest and other income was the result of the increased interest we earned on the higher average cash and investment balances that we held during the 2007 period resulting from the proceeds from the sale of a 35% interest in our San Cristobal Project in September 2006 and the proceeds received from the Ordinary Share offering completed during the second quarter 2006.  Available interest rates were also higher for the second quarter 2007 as compared to the same period of 2006.

Royalty Income. During the second quarter 2007, we received $0.2 million of royalty income from a property in Mexico on which we retained a net smelter return royalty.  The property is being test mined by a joint venture partner and we received royalties for product sold from the test mining operation. We did not receive any royalties in the second quarter 2006.

Interest expense and other borrowing costs.  We recognized no interest expense and other borrowing costs during the second quarter 2007 as the total $12.5 million of those costs were capitalized.  During the second quarter 2006 we recognized $0.3 million of interest expense and other borrowing costs which were net of approximately $6.4 million capitalized. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility. The increase in the 2007 costs is primarily the result of increased borrowings outstanding under the project finance facility.

Income Taxes.   For both the second quarter 2007 and 2006 we recorded nominal amounts of income tax expense consisting solely of withholding taxes on inter-company investment income and administrative charges associated with one of our Bolivian subsidiaries.

Six Months Ended June 30, 2007

Exploration.  Exploration expense was $6.4 million for the six month period ended June 30, 2007 compared to $3.0 million for the six month period ended June 30, 2006. Exploration expense is incurred primarily in Argentina, Mexico and Peru. During 2007 we have begun extensive drilling programs and other geologic testing to increase the rate of evaluation of many of our properties.

Administrative.  Administrative expense of $11.7 million for the six month period ended June 30, 2007 is comparable to $11.0 million for the six month period ended June 30, 2006.  Administrative expenses are incurred primarily by our corporate headquarters and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. Administrative costs are incurred supporting the areas of finance, compliance, marketing and other administrative requirements including the indirect support of the financing, development and other requirements of our San Cristobal Project.

Gains and Losses - Commodity Derivatives.  For the six month period ended June 30, 2007 we recorded a loss related to our metals derivative positions in the amount of $57.3 million compared to a loss of $251.0 million on our derivative positions for the six month period ended June 30, 2006. The losses are the result of marking-to-market our open derivative positions as spot and forward prices for silver, zinc and lead fluctuate around record high levels and settlement dates draw closer. The $57.3 million loss for the six months ended June 30, 2007 is the result of the combined $108.3 million gain recognized during the first quarter of 2007 and the $165.6 million loss recognized during the second quarter of 2007. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. (See “Overview” for additional discussion of the 2007 derivative loss).

Interest and other income. We recorded interest and other income of $13.2 million for the first six months of 2007 as compared to $8.2 million recorded during the first six months of 2006.  The 2007 increase in interest and other income was the result of the increased interest we earned on the higher average cash and investment balances that we held during 2007 resulting from the proceeds from the sale of a 35% interest in our San Cristobal Project in September 2006 and the proceeds received from the Ordinary Share offering completed during the second quarter 2006.  Available interest rates were also higher for the first six months of 2007 as compared to the same period of 2006.

Royalty Income. During the first six months of 2007, we received $0.4 million of royalty income from a property in Mexico on which we retained a net smelter return royalty.  The property is being test mined by a joint venture partner and we received royalties for product sold from the test mining operation. We did not receive any royalties in the first six months of 2006.

Interest expense and other borrowing costs.  We recognized no interest expense and other borrowing costs during the first six months of 2007 as the total $23.4 million of those costs were capitalized.  During the first six months of 2006 we recognized $0.4 million of interest expense and other borrowing costs which were net of approximately $11.0 million capitalized. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes due 2024 and the project finance facility.  The increase in the 2007 costs is primarily the result of increased borrowings outstanding under the project finance facility.

Income Taxes.   For both the six months ended 2007 and 2006 we recorded nominal amounts of income tax expense consisting solely of withholding taxes on inter-company investment income and administrative charges associated with one of our Bolivian subsidiaries.

Liquidity and Capital Resources

At June 30, 2007 our aggregate cash, restricted cash, short and long-term investments and restricted investments totaled $402.8 million compared to an aggregate of $514.9 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2006.  The decrease in our aggregate cash and investment balances as of June 30, 2007 compared to December 31, 2006 was primarily the result of $129.6 million invested in property, plant and equipment related to the development of the San Cristobal Project, including $23.1 million of interest paid and capitalized.  In addition, $44.4 million was spent to fund operations, property holding costs and administrative costs, net of interest and other income and $7.5 million was spent for the payment of long term debt (primarily capital lease payments).  These amounts were partially offset by $45.0 million of borrowings against the project finance facility, $27.4 million advanced by Sumitomo as their share of funding of excess costs for the San Cristobal Project and $1.2 million of proceeds from employee stock options exercised.

The amounts held at June 30, 2007 include $151.2 million in cash and cash equivalents, $210.0 million in investments, $29.6 million of cash and investments that are restricted to fund development at our San Cristobal Project, $9.2 million of investments to collateralize certain letters of credit and $2.8 million of investments that are restricted and at maturity will provide the amounts necessary to pay interest through September 2007 on the 4.0% Convertible Senior Subordinated Notes Due 2024.

During the third quarter of 2007 we expect to spend approximately $85 million on our San Cristobal Project to complete the commissioning and startup, make final payment of accrued construction costs, provide for approximately $40 million of working capital requirements during the first several months of operation and complete construction of certain additional facilities not required for initial operations.  The amount includes an approximate ten percent increase over the $650 million Project estimate previously disclosed, as a result of operating costs being experienced for a longer period before revenues are realized and additional costs associated with the delay and repairs of the ball mills and other costs.  We anticipate funding our 65% share of these requirements and any additional requirements from existing restricted cash and investments set aside to fund certain of these requirements and from existing non-restricted cash and investments. Sumitomo will fund their remaining 35% of the current requirements and any additional requirements. We expect operating cash flows from the Project to begin during the third quarter of 2007.

In addition, as a result of our negotiations with the project finance facility lenders discussed above, we expect to deposit $91 million in a restricted fixed margin account during the third quarter of 2007 as security for the existing metals derivative positions.  The margin account will be decreased by 33% at the end of each of 2008, 2009 and 2010. We also expect to spend approximately $8 million to purchase put options to provide additional cash flow protection for the San Cristobal Project.  The cost of the put options will be borne 65% by Apex and 35% by Sumitomo.

Finally, for the remainder of the year we expect to spend approximately $7 million on general corporate costs, $7 million on exploration efforts and approximately $5 million on interest payments related to the outstanding convertible debt.  We plan to fund these expenditures from our existing cash and investment balances and from interest and other income.

Because we were unable to timely file our December 31, 2006 annual report on Form 10-K our existing shelf registration statements will not be available as a source of equity or debt financing for at least nine months.

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

New Accounting Standards

During February 2007 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, or fiscal year 2008 for us.  We do not expect the adoption of FAS No. 159 to have a material impact on our financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

Contractual Obligations

As discussed above, at June 30, 2007 we will be required to spend an additional approximately $85 million related to our San Cristobal Project to complete the commissioning and startup, make final payment of accrued construction costs, provide for approximately $40 million of working capital requirements during the first several months of operation and complete construction of certain additional facilities not required for initial operations.

During the six months ended June 30, 2007 we borrowed the remaining $45 million available under the $225 million project finance facility. In addition during the six months ended June 30, 2007 we placed in service $37.3 million of mining equipment recorded as capital leases resulting in total capital lease obligations of $47.9 million at June 30, 2007.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal development and construction plans, capital and other costs, funding and timing; the timing of completion of San Cristobal construction, start-up and commencement of operations; anticipated spending during 2007; increased funding requirements, capital costs and working capital requirements for the San Cristobal Project; contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to funding commitments; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; compliance with and anticipated amendments to the San Cristobal Project finance facility; possible changes in the mining or taxation policies of the Bolivian government; anticipated ramp-up of San Cristobal production and sales, the commissioning of and continuous production from the second ball mill, and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

•                  delays or difficulties on the start-up or operation of the San Cristobal Project;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under our San Cristobal Project finance facility.  The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes.  The project finance facility bears interest at the LIBOR rate plus a credit spread.  With the full $225 million borrowed under the facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million.  We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future manage our exposure to interest rate risk.

We invest excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates.  Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first six months of 2007, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2.3 million.

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

We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for the San Cristobal Project that was denominated in Euros.  At June 30, 2007 we did not hold any foreign currency derivative positions.

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

During the first six months of 2007 we recorded a non-cash mark-to-market loss on our open derivative positions in the amount of $57.3 million. For the year ended December 31, 2006 we recorded non-cash mark-to-market losses of $672.5 million on our open derivative positions.  As of June 30, 2007 the fair value of our open derivative positions reflected a $875.5 million liability.  Non-cash mark-to-market gains and losses from the open derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

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

Management issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making its assessment, management used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment concluded that, as of December 31, 2006, we did not maintain effective controls over the valuation of the metals derivatives positions and the monitoring of our compliance with certain covenants related to its project finance facility.  As disclosed in management’s report, these control deficiencies constituted material weaknesses as of December 31, 2006 and resulted in the following adjustments to our financial statements:

•                  Restatement of our 2005 annual consolidated financial statements; interim consolidated financial statements for the quarter ended September 30, 2005 and for each of the first three quarters of 2006 as a result of adjustments to the balances of our derivative liabilities, gain on the sale of an interest in subsidiaries, minority interest in subsidiaries, minority interest in loss of consolidated subsidiaries and the accumulated deficit accounts as a result of reassessing available market data in the valuation of our metals derivatives.

•                  An audit adjustment to our 2006 annual consolidated financial statements to properly reflect the balances of our derivative liabilities, gain on sale of an interest in subsidiaries, minority interest in subsidiaries, minority interest loss of consolidated subsidiaries and the accumulated deficit accounts as a result of reassessing available market data in the valuation of our metals derivatives.

The material weakness relating to the controls over the valuation of the metals derivatives positions has been remediated during the first six months of 2007.

However the material weakness relating to the controls over the monitoring of compliance with certain covenants related to our project finance facility had not been remediated. We have been actively engaged in the implementation of remediation efforts to address the monitoring of our compliance with certain covenants related to its project finance facility material weaknesses described above.

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

We will continue to assign the highest priority to the remediation efforts in this area, with the goal of remediating this material weakness before the end of the third quarter of 2007.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the annual meeting of shareholders held on June 7, 2007:

(a)           Election of four directors whose terms expire at the date of the 2010 annual meeting,

(b)                                 Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the current fiscal year.

All matters voted on at the annual meeting were approved.  The voting results were as follows:

Election of Directors	For	Against or Withheld	Abstain	Broker Non-Votes
Harry M. Conger	47,596,428	110,835	—	—
Rodman L. Drake	47,460,399	246,864	—	—
Ian Masterton-Hume	47,589,395	108,868	—	—
Charles B. Smith	47,308,223	399,040	—	—

Selection of PricewaterhouseCoopers	47,217,115	470,479	19,669	—

Item 5.    Other Information

Mr. Alan Edwards, the Company’s Executive Vice President and Chief Operating Officer since June 2004, has resigned effective August 20, 2007 to become the chief executive officer of another company.

Item 6.    Exhibits

10.1	Indemnification Agreement dated July 10, 2007 between Apex Silver Mines Limited and Deborah Friedman
10.2	Change of Control Agreement dated July 10, 2007 between Apex Silver Mines Limited and Deborah Friedman
10.3	Non-Employee Directors Deferred Compensation and Equity Award Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date: August 8, 2007	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 8, 2007	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer