Form 10-Q
period 2007-09-30
APEX SILVER MINES LTD
filed 2007-11-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2007.

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

AT NOVEMBER 7, 2007, 58,819,639 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$82,123	$49,840
Restricted cash	23,645	31,942
Investments	56,294	325,536
Restricted investments	612	65,343
Inventories	28,376	6,332
Prepaid expenses and other assets	11,313	9,984
Total current assets	202,363	488,977

Property, plant and equipment, net	847,756	641,758
Ore stockpile inventories	63,829	21,341
Deferred financing costs	17,146	19,485
Value added tax recoverable	84,590	54,158
Restricted cash	91,000	—
Investments	45,814	42,255
Derivatives at fair value	6,458	—
Deferred tax asset	1,720	—
Other	5,310	2,122
Total assets	$1,365,986	$1,270,096

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and other accrued liabilities	$54,534	$47,979
Accrued interest payable	2,218	3,405
Derivatives at fair value	303,624	39,080
Current portion of long term debt	8,914	4,408
Total current liabilities	369,290	94,872
Long term debt	581,623	492,195
Derivatives at fair value	686,546	779,118
Deferred gain on sale of asset	945	1,400
Uncertain tax positions	1,595	—
Asset retirement obligation	6,660	5,761
Total liabilities	1,646,659	1,373,346
Minority interest in consolidated subsidiaries	588	40
Commitments and contingencies (Note 15)
Shareholders’ deficit
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,687,675 and 58,577,700 shares issued and outstanding at respective dates	587	586
Additional paid in capital	675,287	669,487
Accumulated deficit during development stage	(957,046)	(773,339)
Accumulated other comprehensive loss	(89)	(24)
Total shareholders’ deficit	(281,261)	(103,290)
Total liabilities and shareholders’ deficit	$1,365,986	$1,270,096

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from December 22, 1994 (inception) through
	2007	2006	2007	2006	Sept. 30, 2007
	(in thousands, except share data)
Operating income and expenses:
Production startup income/(expense), net (exclusive of amounts shown separately below)	$(12,423)	$—	$(12,423)	$—	$(12,423)
Exploration	(2,975)	(2,155)	(9,341)	(5,162)	(91,088)
Administrative	(7,457)	(4,123)	(19,193)	(15,122)	(110,298)
Loss on commodity derivatives	(136,895)	(119,934)	(194,236)	(370,895)	(1,059,904)
Gain on foreign currency derivatives and transactions	2,572	203	4,792	439	6,405
Asset retirement accretion expense	(154)	(134)	(439)	(276)	(845)
Depreciation, depletion and amortization	(4,675)	(100)	(4,865)	(296)	(6,664)
Total operating expenses	(162,007)	(126,243)	(235,705)	(391,312)	(1,274,817)
Other income and expenses:
Interest and other income	5,212	4,469	18,362	12,637	72,712
Royalty income	267	—	711	—	2,330
Gain on sale of interest in subsidiary	—	199,600	—	199,600	199,600
Gain on extinguishment of debt	—	—	—	2,875	9,640
Loss on auction rate securities	(21,130)	—	(21,130)	—	(21,130)
Interest expense and other borrowing costs (1)	(7,290)	—	(7,290)	(774)	(18,986)
Total other income and expenses	(22,941)	204,069	(9,347)	214,338	244,166
Loss before minority interest and income taxes	(184,948)	77,826	(245,052)	(176,974)	(1,030,651)
Income taxes	(394)	(54)	(488)	(161)	(1,616)
Minority interest in (income) loss of consolidated subsidiaries	33,501	(10,016)	61,833	(10,023)	75,221
Net income (loss)	$(151,841)	$67,756	$(183,707)	$(187,158)	$(957,046)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	$96	$(42)	$(65)	$160	$(332)
Reclassification for gain on securities included in net loss	—	(518)	—	243	243
Other comprehensive income (loss)	96	(560)	(65)	403	(89)
Comprehensive income (loss)	$(151,745)	$67,196	$(183,772)	$(186,755)	$(957,135)
Net income (loss) per Ordinary Share – basic	$(2.59)	$1.16	$(3.13)	$(3.35)
Net income (loss) per Ordinary Share – diluted	$(2.59)	$1.15	$(3.13)	$(3.35)
Weighted average Ordinary Shares outstanding - basic	58,644,407	58,417,387	58,635,980	55,816,488
Weighted average Ordinary Shares outstanding - diluted	58,644,407	58,989,561	58,635,980	55,816,488

(1)           Interest expense and other borrowing costs are net of $6.0 million and $29.6 million capitalized for the three and nine month periods ended September 30, 2007, respectively, and $7.7 million and $18.7 million for the three and nine month periods ended September 30, 2006, respectively, and $65.1 million for the inception to date period ended September 30, 2007.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

An Exploration and Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,		For the period from December 22, 1994 (inception) through
	2007	2006	September 30, 2007
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(111,098)	$(52,033)	$(290,160)
Cash flows from investing activities:
Purchase of available for sale investments	(535,903)	(385,104)	(2,356,415)
Sale of available for sale investments	758,261	183,172	2,147,055
Purchase of held-to-maturity investments	—	(24,662)	(263,869)
Maturities of held-to-maturity investments	5,000	8,000	227,620
Purchase of available for sale restricted investments	(32,150)	(233,200)	(298,600)
Sale of available for sale restricted investments	109,050	246,400	389,285
Purchase of held-to-maturity restricted investments	(2,812)	(22,199)	(52,689)
Maturity of held-to-maturity restricted investments	7,800	45,882	89,252
Payment of derivative premiums & settlements, net	(28,722)	(39,519)	(75,658)
Advances for construction of port facility	(4,000)	—	(6,000)
Advances to suppliers and contractors	—	(1,480)	—
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	(82,703)	120,010	(117,608)
Proceeds from the sale of interest in subsidiary	—	224,000	224,000

Payment of selling costs related to sale of interest in subsidiary	—	(6,384)	(6,384)
Capitalized costs and acquisitions of property, plant and equipment	(148,326)	(207,283)	(712,055)
Net cash provided by (used in) investing activities	$45,495	$(92,367)	$(812,066)
Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares	—	156,795	580,357
Proceeds from issuance of convertible notes	—	—	339,987
Payment of debt issuance costs	(650)	(671)	(25,642)
Payments of notes payable and long term debt	(8,362)	(1,607)	(13,814)
Proceeds from note to power line contractor	—	1,407	1,415
Borrowings under project finance facility	45,000	120,000	225,000
Minority interest contributions	59,395	—	59,395
Proceeds from exercise of stock options and warrants	2,503	1,765	17,651
Net cash provided by financing activities	$97,886	$277,689	$1,184,349
Net increase in cash and cash equivalents	32,283	133,289	82,123
Cash and cash equivalents - beginning of period	49,840	4,808	—
Cash and cash equivalents - end of period	$82,123	$138,097	$82,123

See Note 17 for supplemental cash flow information.

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

The Company is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. The Company has focused its resources primarily on the development of its San Cristobal mine in Bolivia which began producing silver bearing lead and zinc concentrates during the third quarter 2007. Commissioning, calibrating and testing of the San Cristobal plant continued through the third quarter and at September 30, 2007, commercial production had not yet been reached. Consequently, the sale of concentrates produced during the period, net of costs, have been recorded to production startup income/expense, net for the quarter ended September 30, 2007. The Company expects to achieve commercial production at San Cristobal during the fourth quarter 2007. Prior to the third quarter 2007 the Company did not have any mine properties from which product was being produced and sold, consequently, the Company had not previously reported operating income.

2.             Significant Accounting Policies

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a financial statement recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (see Note 12).

Ore Stockpiles and Concentrate Inventories

Ore stockpiles and concentrate inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production startup income/expense, net. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpiles not expected to be processed within the next 12 months are classified as long-term (see Note 5).

Ore Stockpiles

Ore stockpiles represent ore that has been mined and is available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

Concentrate Inventories

Concentrate inventories represent silver bearing zinc and lead concentrates available for shipment. At the San Cristobal mine the turnaround time to process material from the ore stockpile to a concentrate inventory is approximately twenty four hours. Accordingly, the Company does not track in-process inventories. Concentrate inventories are valued at the average cost of the ore sent to the processing plant from the ore stockpiles plus the plant processing costs incurred, including applicable depreciation related to the processing facilities and an allocable portion of administrative costs and related overhead. Costs are added to and removed from the concentrate inventory based on tonnes of concentrate and are valued at the lower of average cost or net realizable value.

Materials and Supplies Inventories

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Revenue Recognition

The Company sells its concentrates directly to smelters. The Company recognizes a sale upon receipt of provisional payment, as this is the earliest point that both risk of loss and title transfer to the smelter.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. The provisional sales price is based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net amounts retained by the smelter to cover its refining and treatment costs. Prior to final settlement, adjustments to the provisional sales prices are made on a mark-to-market basis to reflect changes to the forward metals prices for the estimated date of settlement with adjustments recorded to revenue. Changes in provisional metal quantities are also adjusted upon receipt of new information, assays and the final settlement invoice with adjustments recorded to revenue. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

The Company entered into its first concentrate sale in September 2007. The sale consisted of approximately 3,500 dry metric tonnes of bulk concentrates, containing silver, lead and zinc, with a provisional value of $7.7 million, which includes a positive mark-to-market adjustment of $0.4 million reflecting the market change between the provisional pricing date and September 30, 2007, and is net of $1.2 million retained by the smelter to cover its refining and treatment costs. The Company recorded a provisional net sale of $7.7 million and received provisional payment from the smelter of $6.6 million. At September 30, 2007 no other sales had been completed and commercial production capacities had not yet been reached. Consequently, the $7.7 million sale was netted against $20.2 million of operating expense incurred during the period, including an adjustment to the net realizable value of the inventory produced during the period, with the resulting $12.4 million of net expense being reported as production startup income and expense, net at September 30, 2007. The Company anticipates reaching commercial production at the San Cristobal mine during the fourth quarter 2007.

New Accounting Standards

During February 2007 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) applies to all entities with available-for-sale and trading securities. FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company). The Company does not expect the adoption of FAS No. 159 to have a material impact on its financial position or results of operations.

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

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost and include government agency and corporate obligations. Available for sale investments are marked to market at each reporting period with changes in value recorded as a component of other comprehensive income. If declines in value are deemed other than temporary, a charge is made to net loss for the period. The Company invests only in government and corporate securities rated “investment grade” or better.

A portion of the Company’s investments are held in auction rate securities (“ARS”) which had credit ratings ranging from AA to AAA at the time of purchase. ARS are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS held by the Company primarily consists of collateralized debt obligations, mortgage backed securities, collateralized loan obligations, and credit default swaps. Beginning in August 2007 a number of ARS auctions began to fail. At September 30, 2007 the Company held approximately $71.7 million in ARS at cost for which the reset auctions have failed. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or it sells the securities in a secondary market at a potentially substantial discount. The credit rating agencies have not evaluated these ARS subsequent to the date the Company purchased them and any future evaluations by the credit agencies could result in downgrades to the credit ratings of the ARS the Company holds. Based on the Company’s current cash, investment balances and expected operating cash flows, it does not anticipate that the lack of short-term liquidity for the ARS will adversely affect its ability to conduct business.

At September 30, 2007 the Company recorded a $21.1 million impairment charge to reduce the carrying value of its auction rate securities to an estimated fair value of $50.6 million. At September 30, 2007 the Company recorded $16.7 million of its ARS investments, net of impairment charges, as short-term investments which were liquidated during the fourth quarter 2007 (see Note 18).  The remaining $33.9 million of ARS investments, net of impairment charges, are classified as long-term investments at September 30, 2007 as the Company does not anticipate liquidating these remaining ARS investments during the next twelve months.  The Company determined that the impairment is other than temporary, in accordance with FAS No. 115, and consequently recorded the $21.1 million charge to earnings. The fair value for each ARS was determined by the Company, with the assistance of a third party valuation firm, using a discounted cash flow model. Inputs into the model include assumptions regarding default, recovery and prepayment rates.

The following tables, summarize the Company’s investments at September 30, 2007 and December 31, 2006:

September 30, 2007	Cost	Fair Value	Carrying Value
	(in Thousands)
Investments:
Short-term
Available for sale
Corporate notes	$20,559	$20,496	$20,496
Government bonds	16,382	16,397	16,397
Auction rate securities	19,550	16,715	16,715
Common stock	761	686	686
Total available for sale	57,252	54,294	54,294
Held to maturity
Government bonds	2,000	2,002	2,000
Total held to maturity	2,000	2,002	2,000
Total short-term	$59,252	$56,296	$56,294
Long-term
Available for sale
Auction rate securities	$52,175	$33,880	$33,880
Corporate notes	2,900	2,900	2,900
Government bonds	9,000	9,034	9,034
Total available for sale	64,075	45,814	45,814
Total long-term	$64,075	$45,814	$45,814
Restricted Investments:
Short-term
Held to maturity
Government bonds	612	612	612
Total held to maturity	612	612	612
Total short-term	$612	$612	$612

December 31, 2006	Cost	Fair Value	Carrying Value
	(in Thousands)
Investments:
Short-term
Available for sale
Common stock	$761	$779	$779
Corporate notes	5,935	5,995	5,995
Bond funds	6,972	6,973	6,973
Auction rate securities	306,785	306,789	306,789
Total available for sale	320,453	320,536	320,536
Held to maturity
Government bonds	5,000	4,991	5,000
Total held to maturity	5,000	4,991	5,000
Total short-term	$325,453	$325,527	$325,536
Long-term investments
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

Quoted market prices at September 30, 2007 and December 31, 2006 were used to determine the fair values of the above investments, except with respect to the auction rate securities.

Credit Risk

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. We mitigate credit risk for cash and equivalents and investments by placing our funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better. (See the discussion above regarding the Company’s ARS investments.)

The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation. Of the Company’s $299.5 million total of cash and cash equivalents, restricted cash, short and long term investments and restricted investments at September 30, 2007, $294.4 million was held at six large multinational banks.

4.     Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Trade accounts receivable	$1,110	$—
Prepaid insurance	6,009	1,949
Accrued interest on investments	686	1,348
Prepaid consulting and contractor fees	1,967	3,507
Prepaid import taxes and duties receivable	34	1,637
Other	1,507	1,543
	$11,313	$9,984

The prepaid consulting and contractor fees consist primarily of advance payments made to contractors for work being performed for the San Cristobal mine. Trade accounts receivable are primarily related to amounts due from smelters for the sale of concentrates. The prepaid insurance is related to commercial insurance coverage primarily related to the San Cristobal mine.

5.     Inventories

Inventories at our San Cristobal mine at September 30, 2007 and December 31, 2006 consist of the following:

Current Inventories	September 30, 2007	December 31, 2006
Concentrate inventories	$9,426	$—
Sulfide ore stockpiles	1,042	3,183
Material and supplies	17,908	3,149
Total current inventories	$28,376	$6,332

Long Term Stockpile Inventories
Sulfide ore stockpiles	$10,910	$—
Oxide ore stockpiles	52,919	21,341
	$63,829	$21,341

The concentrate inventories consist of approximately 8,500 tonnes of concentrates and are carried at net realizable value. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and is carried at cost.

6.     Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristobal mine as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income taxes. The VAT is expected to be recovered through future production and sales from the San Cristobal mine. Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia (see Note 15). At September 30, 2007 and December 31, 2006, the VAT recoverable was $84.6 million and $54.2 million, respectively. The VAT recoverable amounts include $7.9 million and $5.3 million of recoverable Bolivian import duties for the periods ended September 30, 2007 and December 31, 2006, respectively.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

7.     Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Mineral properties	$246,002	$117,390
Construction in progress	2,048	482,979
Buildings	14,571	13,590
Mining equipment and machinery	522,044	13,580
Other furniture and equipment	4,609	3,166
	789,274	630,705
Less: Accumulated depreciation	(13,022)	(6,962)
	776,252	623,743
Equipment under capital lease	68,972	22,183
Less: Accumulated depreciation	(9,712)	(4,168)
	59,260	18,015
Port facilities under lease	12,283	—
Less: Accumulated depreciation	(39)	—
	12,244	—
	$847,756	$641,758

The Company has a 17-year contract with a third party to provide port services at the port facilities in Mejillones, Chile. Certain assets constructed at the port are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities. The Company has evaluated its contractual agreement with the port and has determined that the agreement contains a leasing arrangement with respect to the assets that will be operated exclusively for the use of the Company. Following the guidance of Financial Accounting Standard No. 13, “Accounting for Leases,” the Company is deemed to be the owner of the assets for which it has exclusive use. Accordingly, the Company has recorded $12.3 million to port facilities under lease with an offsetting financing obligation related to those assets (see Note 9). The port assets were put into service during the third quarter of 2007 and the Company has begun recording depreciation on these assets.

For the nine months ended September 30, 2007 and 2006 the Company recorded depreciation expense of $4.9 million and $0.3 million, respectively. Also, for the nine months ended September 30, 2007 and 2006 the Company capitalized depreciation associated with the San Cristobal mine in the amounts of $3.2 million and $3.6 million, respectively.

At September 30, 2007 and December 31, 2006 the Company had capitalized interest of $65.1 million and $35.5 million respectively. The capitalized interest amounts are related to the Convertible Senior Subordinated Notes, the project finance facility and equipment under capital lease (see Note 9).

At September 30, 2007 the Company had recorded a lease obligation of $55.4 million related to outstanding equipment under capital lease (see Note 9).

8.     Other Long Term Assets

At September 30, 2007 other long term assets includes a $5.3 million note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company. The note and accrued interest is to be repaid by applying a portion of the amounts owed for port charges by San Cristobal to the outstanding note and accrued interest balances. Construction of the port facilities was completed during the second quarter 2007 and the note and accrued interest are expected to be fully recovered by December 2009. San Cristobal began incurring port fees in May 2007, and at September 30, 2007 approximately $1.1 million of port fees have been applied to the note and accrued interest.

9.     Debt

The Company’s debt consists of the following:

	September 30, 2007		December 31, 2006
	Current	Long-term	Current	Long-term
	(in thousands)

2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	109,987
Project finance facility	—	225,000	—	180,000
Note payable to Ingelec for power line	—	—	1,415	—
Note assigned to Sumitomo	—	8,013	—	7,853
Capital leases	8,538	46,862	2,993	14,355
Port lease liability	376	11,761	—	—
	$8,914	$581,623	$4,408	$492,195

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

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions on the Notes. At September 30, 2007 the unamortized balance of deferred financing costs related to the Notes was approximately $6.8 million.

San Cristobal Project Finance Facility

In December 2005 the Company closed on a $225 million project finance facility (the “Facility”), arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. Borrowings from the Facility were used to complete the development of the Company’s San Cristobal mine. As of September 30, 2007 the Company had borrowed the full $225 million available under the Facility. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread. The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid by December 2012.

In connection with the September 2006 sale to Sumitomo Corporation (“Sumitomo”) of a 35% interest in the subsidiaries that own and operate the San Cristobal mine, Sumitomo guaranteed the repayment of

35% of the project finance facility debt through project completion. (For this purpose completion is defined as the satisfaction of certain financial and operational requirements including the creation of operating and debt service reserves and meeting certain operational performance levels over specified periods of time and can occur no later than December 2008.)

The Facility contains covenants that require the Company to, among other things, maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements. Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require immediate repayment of all amounts outstanding under the Facility and immediate cash settlement of the outstanding metals derivative positions associated with the San Cristobal mine.

During the third quarter of 2007 the Company and the Facility lenders entered into an agreement whereby certain sections of the original Facility agreement were amended. The amendments became effective on September 20, 2007, and among other things, allow for increased metals price assumptions to be used in each annual update to the financial model pursuant to which compliance with certain financial covenants of the Facility are measured. In addition, the amended agreement will require a larger percentage of principal to be repaid in earlier years and the mandatory cash flow sweep at each principal repayment date has increased from 35% to 45% of excess cash flow. Also, in connection with the amendments, the Company purchased at the money lead put options to protect the additional cash flow needed for the accelerated loan repayment schedule.  The purchase price of the options was approximately $10 million and was funded 65% by the Company and 35% by Sumitomo (see Note 10). The Company has also funded a $91 million margin account, recorded as restricted cash non-current, and Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two banks holding the derivative positions. Both the margin account and the guarantee will decrease by one-third at the end of each of the years from 2008 through 2010.

Direct costs incurred in obtaining the Facility were deferred and are being amortized to interest expense, using the effective interest method, over the term of the facility. At September 30, 2007 the unamortized balance of deferred financing costs related to the Facility was approximately $10.3 million.

Power Line Notes

The Company has loaned funds to San Cristobal Transportadora de Electricidad, S.A. (“SC Tesa”), the contractor that has constructed the power line for the San Cristobal mine, and holds a note receivable from SC Tesa in the amount of $22.3 million. The Company expects to receive repayment of the note from SC Tesa in the form of credits against charges for the delivery of power. In connection with the sale of 35% of the San Cristobal mine to Sumitomo, the Company sold 35% of the $22.3 million note to Sumitomo. As the Company receives payments from SC Tesa it must pay Sumitomo its 35% share of such payments. As a result, the Company has recorded a note payable to Sumitomo in the amount of $8.0 million, including accrued interest.

SC Tesa borrowed approximately $1.4 million from its parent company to complete the construction of the power line. Per the guidance of FASB Interpretation No. 46R, “Variable Interest Entities,” the Company consolidates the accounts of SC Tesa and accordingly has recorded the note payable on its consolidated books. As of September 30, 2007 the full balance of the note had been repaid.

Capital Leases

During the nine months ended September 30, 2007 the Company had placed in service $46.8 million of mining equipment to be used in stripping and mine production, and recorded these transactions as capital leases, resulting in capital lease obligations of $55.4 million at September 30, 2007. During the nine months ended September 30, 2007 the Company made payments of approximately $8.7 million related to capital lease obligations.

Port Lease Liability

Certain assets constructed at the port of Mejillones are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities. The Company determined that a leasing arrangement exists with respect to those assets (see Note 7). Accordingly, as of September 30, 2007 the Company had recorded on its balance sheet $12.2 million, of plant and equipment, net of accumulated depreciation and a financing obligation of $12.1 million related to the port facility. In addition, the Company holds a $5.3 million note receivable from the port contractor for funds previously advanced to the contractor including interest (see Note 8).

10.  Sales Contracts and Derivative Instruments

Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal. During the third quarter of 2005, the Company entered into certain derivative positions utilizing primarily forward sales but also puts and calls to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions. In addition, during September 2007 the Company purchased additional at the money lead puts required by amendments made to the project finance facility agreement during the third quarter 2007, at a cost of approximately $10 million (see Note 9).

The Company began to settle the derivative positions required by the project finance facility during the third quarter 2007 by making cash payments of $19.1 million. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining derivative positions will not be known until the positions are closed on their future settlement dates.

The following table sets forth forward contracts settled and options expiring during the third quarter 2007:

	Quantity	Average Market Price	Average Contract Price	Average Cash Settlement	Total Cash Settlement
	(in thousands)	(per unit settled)			(in thousands)
Forward Contracts
Zinc (000 pounds)	6,118	$1.54	$0.48	$1.06	$6,493
Lead (000 pounds)	11,390	$1.41	$0.30	$1.11	$12,608
Put Option Contracts Owned
Silver (000 ounces)	67	$12.44	$5.25	$—	$—

Total					$19,101

The Company adjusts its open derivative positions to estimated fair value at the end of each accounting period with the related change in fair value recorded to earnings. For the three month and nine month periods ended September 30, 2007 the Company recorded total derivative losses of $136.9 million and $194.2 million, respectively as a result of adjusting the open positions to estimated fair value and settling the derivatives as discussed above. For the three month and nine month periods ended September 30, 2006 the Company recorded mark-to-market derivative losses of $112.6 million and $334.5 million respectively and realized losses for the same periods of $7.3 million and $36.4 million, respectively. The 2006 realized losses were related to the liquidation of certain discretionary derivatives not related to the project finance facility. All of the discretionary derivatives were liquidated by the end of 2006 and the Company did not hold any derivative positions not related to the project finance facility during the nine months ended September 30, 2007. The derivative losses are the result of continuing high spot and forward prices for silver, zinc and lead during the periods the positions were held. Non-cash mark-to-market gains and losses from the remaining outstanding derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.

The following table sets forth the Company’s open derivative positions at September 30, 2007.

	Current Maturity Date
	Year 1	Years 2 and 3	Years 4 and 5	Thereafter	Total
Forward Contracts
Silver (000 ounces)	150	160	200	80	590
Average price (per ounce)	$7.34	$7.15	$7.13	$7.15	$7.19

Zinc (000 pounds)	103,753	480,985	181,880	—	766,618
Average price (per pound)	$0.48	$0.48	$0.48	$—	$0.48

Lead (000 pounds)	82,781	223,104	—	—	305,885
Average price (per pound)	$0.30	$0.30	$—	$—	$0.30

Put Option Contracts Owned
Silver (000 ounces)	300	2,020	5,790	890	9,000
Average price (per ounce)	$5.25	$5.64	$5.88	$5.63	$5.78

Lead (000 pounds)	—	29,983	3,025	—	33,008
Average price (per pound)	$—	$1.16	$1.07	$—	$1.15

Call Option Contracts Written
Silver (000 ounces)	—	8,870	840	90	9,800
Average price (per ounce)	$—	$8.22	$9.26	$8.95	$8.32

Zinc (000 pounds)	3,858	9,921	—	—	13,779
Average price (per pound)	$0.57	$0.57	$—	$—	$0.57

Lead (000 pounds)	7,716	19,841	—	—	27,557
Average price (per pound)	$0.39	$0.39	$—	$—	$0.39

The Company determines the fair value of its open derivative positions by applying market values obtained from the counterparties holding the Company’s derivative positions. The Company independently verifies that the values received from the counterparties are based on major commodities price indices such as the London Metals Exchange (“LME”) and the New York Commodities Exchange (“COMEX”) and other available market data.

The following table sets forth the fair value of the Company’s net open derivative positions at September 30, 2007, June 30, 2007 and December 31, 2006 and the change for the three and nine months ended September 30, 2007.

	Liability Amount To Be Realized In
	Less Than	2 to 3	4 to 5
Period Ended	1 Year	Years	Years	Thereafter	Total
	(in thousands)
June 30, 2007	$203,388	$574,129	$97,336	$686	$875,539
September 30, 2007	$303,624	$600,014	$85,887	$645	$990,170
Change for the three months ended September 30, 2007	$100,236	$25,885	$(11,449)	$(41)	$114,631

December 31, 2006	$39,080	$570,982	$207,696	$440	$818,198
September 30, 2007	$303,624	$600,014	$85,887	$645	$990,170
Change for the nine months ended September 30, 2007	$264,544	$29,032	$(121,809)	$205	$171,972

The derivative positions in the table above are required by the project finance facility and are held in a separate Cayman Island subsidiary which is owned 65% by the Company and 35% by Sumitomo, and Sumitomo has guaranteed the payment of 35% of the derivative positions through completion (which, according to the terms of the Facility, may be no later than December 2008) (see Note 14). These positions are presented as a net liability as allowed by the counterparty agreement. Caymen Island does not impose a corporate income tax or allow deductions for losses.

Not included in the table are 33.0 million pounds of at the money lead puts owned by the subsidiary that holds our San Cristobal mine and are recorded as a derivative asset of $6.5 million at September 30, 2007. As of September 30,

2007, the asset will be realized during years two to three in the amount of $5.7 million and in year four in the amount of $0.8 million.

11.       Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristobal mine which began producing concentrates in the third quarter 2007. The plan includes estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company’s policies. Since the third quarter 2005 the Company has conducted development and mining activities that fall within the scope of the asset retirement plan and will require future reclamation and closure expenditures. The Company accrues estimated reclamation liabilities based on the asset retirement plan as activities requiring future reclamation and remediation occur.

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

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(in thousands)
Beginning balance	$5,761	$2,003

ARO arising in the period	460	3,367
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	439	391

Ending balance	$6,660	$5,761

12.          Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes. The Company files Bolivian, United States and certain other foreign country income tax returns. These tax returns and the amount of taxable income or loss reported are subject to examination by the relevant taxing authorities. For the nine months ended September 30, 2007 and 2006 the Company recorded $0.5 million and $0.2 million of income tax expense, of which, approximately $0.2 million and $0.2 million related to foreign withholding taxes paid during the period.

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

As of September 30, 2007, the Company had $1.8 million of total gross unrecognized tax benefits. Certain of the unrecognized tax benefits resulted in a reduction of the Company’s operating loss carryforwards by approximately $0.2 million. The Company has recorded a non-current tax payable and corresponding non-current deferred tax asset of approximately $1.6 million for all remaining unrecognized tax benefits. There was no impact to retained earnings as a result of the adoption of FIN 48.

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

13.       Shareholders’ Deficit

The following table sets forth the changes in shareholders’ deficit during the first nine months of 2007:

	Ordinary Shares		Addi - tional Paid-in	Accum -ulated	Accum- -ulated Other Compre -hensive income	Total Shareholders’
	Shares	Amount	Capital	Deficit	(loss)	Deficit
	(in thousands except share data)
Balance, December 31, 2006	58,577,700	$586	$669,487	$(773,339)	$(24)	$(103,290)
Stock compensation accrued	—	—	3,298	—	—	3,298
Stock options exercised ($12.44 per share)	201,225	2	2,502	—	—	2,504
Stock granted as compensation ($16.36 per share)	28,300	—	—	—	—	—
Stock compensation restricted shares canceled (1)	(119,550)	(1)	—	—	—	(1)
Unrealized loss on marketable equity securities	—	—	—	—	(65)	(65)
Net loss	—	—	—	(183,707)	—	(183,707)
Balance, September 30, 2007	58,687,675	$587	$675,287	$(957,046)	$(89)	$(281,261)

(1) Prior to 2007 when restricted shares were granted as compensation the Company would issue shares and hold them in escrow until the restriction lifted at which time they would be distributed to the employee. In conjunction with the retention of a third party stock compensation administrator the Company now issues the restricted shares upon the lifting of the restriction. Accordingly, the Company canceled 119,550 shares that were being held in escrow for future distribution. The shares will now be issued upon the lifting of the restriction at the end of the requisite service period.

Stock Option Plans – The Company established a plan to issue share options and other share awards to officers, employees, consultants and agents of the Company and its subsidiaries (the “Employees’ Plan”) as well as a Non-Employee Directors’ Share Plan (the “Directors’ Plan”) or jointly (the “Plans”).

The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company recognized stock-based compensation costs of $3.3 million and $3.6 million for the nine month periods ended September 30, 2007 and 2006 respectively, which includes amounts capitalized.

A summary of the Company’s stock options issued under the Plans at September 30, 2007 and changes during the nine months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,992,572	$14.90
Granted during period	135,335	17.15
Forfeited or expired during period	(235,223)	16.84
Exercised during period	(201,525)	12.44
Outstanding at end of period	2,691,159	$15.03
Exercisable at end of period	2,035,360	$16.45
Granted and expected to vest	616,713	$17.18

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company’s restricted stock grants issued under the Employees’ Plan at September 30, 2007 and changes during the nine months then ended is presented in the following table:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Oustanding at beginning of the period	223,575	$17.30
Granted during period	73,200	15.85
Restrictions lifted during the period	(39,525)	16.59
Forfeited during period	(37,450)	16.19
Oustanding at end of the period	219,800	$17.15

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

A summary of the status of the Restricted Stock Unit grants issued under the Deferred Compensation Plan at September 30, 2007 and changes during the nine months then ended is presented in the following table:

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

The Company has granted stock-based performance bonuses under the Employees’ Plan to certain employees, related to certain startup operating targets, pursuant to which up to 8,000 Ordinary Shares with a grant date fair market value of $15.41 per share may be issued. The fair value of each performance bonus grant was based on the closing price of the Company’s shares on the date of grant.

14.       Minority Interest

Sumitomo Corporation

During 2006 the Company sold to Sumitomo 35% interests in the subsidiaries that own its San Cristobal Project, market project concentrates and hold the metals derivative positions required by the project lenders. The Company continues to own 65% of these subsidiaries.

Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open derivative positions required by the project finance facility. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, generally accepted accounting principles do not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary. Accordingly, the Company has absorbed approximately $111.9 million and $98.8 million of non-cash losses that normally would have been allocated to Sumitomo at September 30, 2007 and December 31, 2006, respectively. The increase to the amount being absorbed by the Company for the nine months ended September 30, 2007 is the result of Sumitomo’s minority interest in the loss for the period of $72.5 million partially being offset by Sumitomo’s advances of $59.4 million to fund its share of certain excess costs related to the San Cristobal mine as well as certain other amounts owing to Sumitomo. The Company expects to recover the remaining $111.9 million of losses it absorbed, and any additional losses it may absorb related to Sumitomo’s minority interest, from future earnings prior to the allocation of earnings to Sumitomo or from future contributions by Sumitomo.

SC Tesa

During 2005 the Company entered into a long-term contract with SC Tesa to construct a power line and transport power to the San Cristobal mine from the Bolivian power grid. The Company loaned SC Tesa $22.3 million to construct the power line which will be repaid through credits against charges for the delivery of power (see Note 9). Per the guidance of FIN 46R the Company fully consolidates the accounts of SC Tesa.

Starting in the fourth quarter 2006, the San Cristobal mine began receiving power from the grid resulting in SC Tesa earning a transmission fee and recording earnings. Because SC Tesa is treated as a consolidated entity, the intercompany profit earned by SC Tesa is eliminated and the Company recognizes a minority interest offset to net income equal to SC Tesa’s share of the transmission fee earnings representing 100% of such earnings. For the nine months ended September 30, 2007 the Company recorded $0.6 million as SC Tesa’s minority interest in those earnings.

15.       Commitments and Contingencies

Project Financing – Per the terms and conditions of the San Cristobal mine finance facility the Company was required to deposit cash and investments in an account the use of which is restricted to the development of the San Cristobal mine. At September 30, 2007 the remaining balance in the account was $10.0 million which was recorded to restricted cash.

Capital Commitments – At September 30, 2007 the Company expects to spend approximately $45 million on the San Cristobal mine to make final payment for accrued construction costs and complete construction of certain additional facilities not required for initial operations. The San Cristobal mine began production of concentrates in August 2007 and made the first sale of concentrates during September 2007.

Performance Bonus – The Company may be required to pay up to an estimated $4.0 million bonus to the San Cristobal mine construction management contractor contingent upon certain project completion parameters. Based on the project status at September 30, 2007 the Company believes it is probable that it will be required to pay the construction management contractor a portion of the bonus up to $1.3 million and has accrued that amount at September 30, 2007 with the offset recorded to construction in progress.

Political Contingencies – At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The Bolivian government may alter its policies with respect to the mining industry in the future. In addition, the Bolivian government continues to consider various changes to applicable mining taxes, including possible increases in income and other tax rates, modification of the creditability of the complementary mining tax against income tax, and elimination of the refund to exporters of a percentage of import duties and value added tax. These potential changes would have the effect of increasing the total tax burden on the San Cristobal mine, which could adversely affect the earnings and cash flow generated by the mine and the Company’s ability to recover its investment in the mine and to meet its liabilities to the San Cristobal lenders and the counterparties holding the metals derivative positions required by those lenders. The Company, together with Sumitomo, is engaged in continuing discussions with government representatives regarding various proposals and their potential effects on San Cristobal. The Company is unable to predict which changes, if any, will be made to current mining tax legislation.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The Court’s ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. Although the Court’s ruling is not expected to impact the Company’s ability to operate the San Cristobal mine, the ruling may limit the transferability of the Company’s mining concessions and restrict the ability to mortgage the San Cristobal mining concessions as collateral to the lenders providing financing for the construction project.

Other Contingencies – As previously disclosed, the Company has concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee, that certain senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company’s active exploration or development properties. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. The Company contacted the Department of Justice (“DOJ”) and SEC and reported the results of our internal investigation. The Company has been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

16.       Foreign Currency

Gains and losses on foreign currency transactions consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$2,572	$203	$4,792	$439
Total	$2,572	$203	$4,792	$439

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

17.       Supplemental cash flow information

The following table reconciles net loss for the period to cash from operations:

			For the period from December 22, 1994 (inception)
	Nine Months Ended		through
	September 30,		September 30,
	2007	2006	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(183,707)	$(187,158)	$(957,046)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	4,865	296	6,664
Amortization of deferred financing costs	843	1,018	3,977
Accretion of asset retirement obligation	439	261	845
Amortization of premiums and discounts	11	(1,622)	(2,042)
Mark-to-market (gain) loss on derivative positions	194,236	370,894	1,059,904
Loss (gain) on Euro hedge	—	—	(534)
Loss on auction rate security investments	21,130	—	21,130
Gain on extingushment of debt	—	(2,875)	(9,640)
Gross gain on sale of interest in subsidiary	—	(199,600)	(199,600)
Minority interest in loss of consolidated subsidiary	(61,833)	10,023	(75,221)
Stock compensation, net of amounts capitalized	2,803	3,330	21,980
Shares issued in consideration for services	—	27	8,585
Shares issued to purchase mineral rights	—	—	1,799
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(1,110)	—	(1,110)
(Increase) decrease in accrued interest receivable	662	(54)	(746)
Port fees applied to Port of Mejillones note receivable	782		782
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	—	(5,714)	(4,334)
Increase in inventories	(64,532)	(21,066)	(92,204)
Increase in value added tax recoverable (net)	(30,432)	(25,676)	(84,590)
Increase in accrued interest payable net of amounts capitalized	5,301	—	6,981
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(124)	5,976	4,513
Increase in income taxes payable, net	(375)	—	(375)
Other increase (decrease)	(57)	(93)	122
Net cash used in operating activities	$(111,098)	$(52,033)	$(290,160)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$5,917	$774

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$493	$784
Payment of debt with Ordinary Shares	—	17,125
Capitalized consulting services paid with Ordinary Shares	—	27
Depreciation expense capitalized	3,214	3,618
Initial measurment of asset retirement obligation	460	3,115
Equipment acquired through capital lease	46,789	8,123
Capitalized port facility lease	12,283	—

18. Sale of Auction Rate Securities

During November 2007 the Company sold certain of its ARS investments with an original cost basis of $19.6 million for $15.6 million.  The carrying value of these ARS investments had been written down to $16.7 million at September 30, 2007 as part of the other than temporary impairment charge recorded to earnings by the Company during the third quarter 2007 (see Note 3).  The Company will recognize an additional impairment charge to earnings of $1.1 million during the fourth quarter in connection with the sale of these investments. At September 30, 2007 the Company classified these ARS investments sold as short-term investments with the remaining ARS investments not sold classified as long-term investments as the Company does not currently have the intent to sell them within the next twelve months. Considering that the Company sold these ARS investments below the impaired cost basis recorded at September 30, 2007 it is possible that the remaining ARS investments could experience further impairment charges to the estimated carrying values recorded at September 30, 2007.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three and nine month periods ended September 30, 2007 and changes in our financial condition from December 31, 2006. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2006.

Apex Silver is a mining exploration and development company that holds a portfolio of exploration and development properties primarily in South America and Central America. We have focused our resources primarily on the development of our San Cristobal mine in Bolivia which began producing silver bearing lead and zinc concentrates during the third quarter 2007. Commissioning, calibrating and testing of the San Cristobal plant continued through the third quarter as well and at September 30, 2007, commercial production had not yet been reached. Consequently, revenue from the sale of concentrates produced during the period, net of costs, have been recorded to production startup income and expense for the quarter ended September 30, 2007. We expect to achieve commercial production at San Cristobal during the fourth quarter 2007. Prior to the third quarter 2007 we did not have any mine properties from which product was being produced and sold, consequently, we have not previously reported operating income.

Overview

Startup of San Cristobal

During the third quarter 2007 we completed construction of the major components of the plant and infrastructure at our San Cristobal mine.  The second ball mill, the last major component of the mine to be commissioned, was commissioned in September 2007.  The total project expenditures for the San Cristobal mine from January 1, 2004 through September 30, 2007 are approximately $685 million.  This amount excludes $22 million in loans advanced through the issuance of ordinary shares to the company that constructed the power line, $6 million advanced to the company that constructed the port facilities and approximately $6 million of working capital.  Advances to the power line and port facility providers are expected to be recouped through credits applied against payments for the contracted services.  At September 30, 2007 we estimated that additional payments of approximately $45 million will be required for final payment of accrued construction costs and to complete construction of certain additional facilities and plant components not required for initial operations at San Cristobal.

During the quarter, one shipment of bulk concentrates was made from the port of Mejillones, Chile to a smelter in Japan. The shipment consisted of 3,500 dry metric tonnes of bulk concentrates containing lead, silver and zinc with a provisional value of $7.7 million which is net of $1.2 million retained by the smelter to cover its refining and treatment costs. We recorded the provisional net sale of $7.7 million and received a provisional payment from the smelter of $6.6 million during the quarter. The $7.7 million sale was netted against $20.1 million of operating expense incurred during the period with the resulting net $12.4 million being reported as net startup expense at September 30, 2007. At September 30, 2007 we had recorded 8,500 tonnes of concentrate inventories valued at $9.4 million and 8.9 million tonnes of sulfide ore have been stockpiled with a value of $12.0 million.

During October 2007 we shipped 9,100 dry metric tonnes of concentrates, from the port of Mejillones, Chile, with a total provisional sales value of $11.8 million net of $2.6 million retained by the smelter to cover its refining and treatment costs. We intend to ramp up production at San Cristobal during the fourth quarter of 2007 until the full production rate of approximately 40 thousand tonnes per day of ore throughput is reached. As the ramp-up proceeds, we are focused on improving the reliability of process water, the continued training of the plant workforce, the reliability of operating supply delivery to site, and improving plant availability.

Financing and Commodity Derivatives Matters

During 2007 we borrowed $45 million under the $225 million San Cristobal Project finance facility (the “Facility”) bringing the total borrowings against the Facility to the full $225 million available. During the third quarter of 2007 we entered into an agreement with the Facility lenders whereby certain provisions of the original Facility agreements were amended. In connection with these amendments the Facility lenders formally approved our 2007 operating plan. The amendments became effective on

September 20, 2007, and among other things, allow for increased metals price assumptions to be used in each annual update to the financial model pursuant to which compliance with certain financial covenants of the Facility are measured. In addition, the amended agreement requires a larger percentage of principal to be repaid in earlier years and the mandatory cash flow sweep at each principal repayment date has increased from 35% to 45% of excess cash flow. Also, in connection with the amendments, we purchased at the money lead put options to protect the additional cash flow needed for the accelerated loan repayment schedule.  The purchase price of the options was approximately $10 million and was funded 65% by us and 35% by Sumitomo. We also funded a $91 million margin account, and Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two lenders holding the derivative positions. Both the margin account and the guarantee will decrease by one-third at the end of each of the years from 2008 through 2010.

For the nine months ended September 30, 2007, we recorded a $194.2 million loss as a result of marking-to-market our open derivative positions required by the terms of the project financing facility. The loss is the result of continuing high spot and forward prices for silver, zinc and lead. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. The actual final financial impact of the required project financing facility derivative positions will not be known until the positions are closed on their future settlement dates. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses.

We began settling derivative positions, required by the project finance facility, which matured during the third quarter of 2007 by making cash payments of $19.1 million through September 30, 2007. We settled 6.1 million pounds of zinc sold forward with an average strike price of $0.48 per pound by making a payment of $6.5 million and 11.4 million pounds of lead sold forward with an average strike price of $0.30 per pound by making a payment of $12.6 million. We recognized a loss on settlement of these positions of $19.1 million, which includes previously recognized non cash mark-to-market losses. The actual financial impact of the remaining derivative positions will not be known until the positions are closed on their future settlement dates.

Political Matters in Bolivia

At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The government may alter its current policies with respect to the mining industry in the future. In addition, the Bolivian government continues to consider various changes to applicable mining taxes, including possible increases in income and other tax rates, modification of the creditability of the complementary mining tax against income tax, and elimination of the refund to exporters of a percentage of import duties and value added tax. These potential changes would have the effect of increasing the total tax burden on our San Cristobal mine, which could adversely affect the earnings and cash flow generated by the mine and our ability to recover our investment in the mine and to meet our liabilities to the San Cristobal lenders and the counterparties holding the metals derivative positions required by those lenders. We, together with Sumitomo, are engaged in continuing discussions with government representatives regarding various proposals and potential proposals, and their potential effects on the mine. We are unable to predict which changes, if any, will be made to current mining tax legislation.

Exploration

Pursuant to our September 25, 2006 agreement with Sumitomo, Sumitomo has a two year Option Agreement whereby it may acquire a 20 percent to 35 percent interest in each of certain of our active exploration properties at historical cost, and in each of certain inactive exploration properties at historical cost once we have spent $0.2 million in exploration costs. Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of the Company spending $0.2 million on the property. At September 30, 2007 Sumitomo had exercised its options to acquire an interest in three of our active exploration properties in Peru and plans to review certain of our active exploration properties in Mexico and Argentina later in the year.

Results of Operations

Three Months Ended September 30, 2007

Production Startup Income/Expense, net. During the third quarter 2007 we recorded a provisional net sale of concentrates containing silver, lead and zinc for $7.7 million, which includes a positive mark-to-market adjustment of $0.4 million reflecting the market change between the provisional pricing date and September 30, 2007, and is net of $1.2 million retained by the smelter to cover its refining and treatment costs. The $7.7 million sale was netted against $20.1 million of operating expense incurred during the period with the resulting $12.4 million of net expense being reported as production startup income and expense as of September 30, 2007. We had no such sales and expense during the third quarter 2006.

Exploration. Exploration expense was $3.0 million for the third quarter 2007 compared to $2.2 million for the third quarter 2006. Exploration expense is incurred primarily in Argentina, Mexico and Peru. During 2007, we have begun extensive drilling programs and other geologic testing to increase the rate of evaluation of many of our properties.

Administrative. Administrative expense of $7.5 million for the third quarter 2007 compared to $4.1 million for the third quarter 2006. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. The increase in the 2007 costs are primarily the result of increases in costs related to the indirect support of the financing, development, marketing and other requirements of our San Cristobal mine. In addition, the 2007 administrative expense includes a one time $1.2 million charge for costs incurred related to an engineering study we undertook on the economic optimization of processing oxide ores.

Gains and Losses - Commodity Derivatives. For the third quarter 2007 we recorded a loss related to our metals derivative positions in the amount of $136.9 million compared to a loss of $119.9 million on our derivative positions for the third quarter of 2006. The losses are the result of marking-to-market our open derivative positions as spot and forward prices for silver, zinc and lead fluctuate around record high levels and settlement dates draw closer. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. (See “Overview” for additional discussion of the 2007 derivative loss).

Interest and Other Income. We recorded interest and other income of $5.2 million for the third quarter 2007 as compared to $4.5 million recorded during the third quarter 2006. The 2007 increase in interest and other income was the result of the increased interest we earned on the higher average cash and investment balances that we held during the 2007 period resulting from the proceeds from the sale of a 35% interest in the subsidiaries holding our San Cristobal mine in September 2006. Available interest rates were also higher for the third quarter 2007 as compared to the same period of 2006.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $4.7 million for the third quarter 2007 as compared to $0.1 million recorded during the third quarter 2006. The 2007 increase is the result of the commencement of operations at our San Cristobal property and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the mining property. In addition, during the third quarter 2007 and 2006, depreciation and amortization costs incurred in connection with the development of the mine, and totaling $1.0 million and $1.2 million, respectively, were capitalized.

Royalty Income. During the third quarter 2007, we received $0.3 million of royalty income from a property in Mexico on which we retain a net smelter return royalty. The property is being test mined by a joint venture partner and we receive royalties for product sold from the test mining operation. We did not receive any royalties in the third quarter 2006.

Loss on Auction Rate Securities. During the third quarter 2007 we recognized a $21.1 million loss related to an impairment charge on auction rate securities (“ARS”) investments we own.  The impairment charge is the result of failed auctions in the ARS market affecting the short-term liquidity of the ARS investments.  No such impairment charges were recorded during the third quarter 2006.  See the Liquidity and Capital Resources discussion below for further details regarding the ARS.

Interest Expense and Other Borrowing Costs. During the third quarter 2007 we recognized $7.3 million of interest expense and other borrowing costs which were net of approximately $6.0 million capitalized. We recognized no interest expense and other borrowing costs during the third quarter of 2006 as the total related costs of $7.1 million were capitalized. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes Due 2024 and the project finance facility. The increase in the 2007 costs is primarily the result of increased borrowings outstanding under the project finance facility.

Income Taxes. For both the third quarter 2007 and 2006 we recorded nominal amounts of income tax expense consisting primarily of withholding taxes on inter-company investment income and administrative charges associated with one of our Bolivian subsidiaries.

Minority Interest. During the third quarter 2007 we allocated losses to the minority interest holder of $33.5 million as compared to $10.0 million for the third quarter 2006. Due to Sumitomo’s cash contributions of $59 million in 2007, losses for its share of the mark-to-market loss on the derivative positions and the operating loss at San Cristobal were allocated to the minority interest holder. The 2006 minority interest expense is the result of Sumitomo’s interest in the mark-to-market gain on the open derivative positions recognized between the closing of the sale to Sumitomo and September 30, 2006.

Nine Months Ended September 30, 2007

Production Startup Income/Expense, net. During the first nine months of 2007 we recorded a provisional net sale of concentrates containing silver, lead and zinc for $7.7 million, which includes a positive mark-to-market adjustment of $0.4 million reflecting the market change between the provisional pricing date and September 30, 2007, and is net of $1.2 million of refining and treatment charges. The $7.7 million sale was netted against $20.1 million of operating expense incurred during the period with the resulting $12.4 million of net expense being reported as production startup income and expense as of September 30, 2007. We had no such sales and expense during the first nine months of 2006.

Exploration. Exploration expense was $9.3 million for the nine month period ended September 30, 2007 compared to $5.2 million for the nine month period ended September 30, 2006. Exploration expense is incurred primarily in Argentina, Mexico and Peru. During 2007 we have begun extensive drilling programs and other geologic testing to increase the rate of evaluation of many of our properties.

Administrative. Administrative expense of $19.2 million for the nine month period ended September 30, 2007 compared to $15.1 million for the nine month period ended September 30, 2006. Administrative expenses are incurred primarily by our corporate headquarters and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. The increase in the 2007 costs are primarily the result of increases in costs related to the indirect support of the financing, development, marketing and other requirements of our San Cristobal mine. In addition, the 2007 administrative expense includes a one time $1.2 million charge for costs incurred related to an engineering study we undertook on the economic optimization of processing oxide ores.

Gains and Losses - Commodity Derivatives. For the nine month period ended September 30, 2007 we recorded a loss related to our metals derivative positions in the amount of $194.2 million compared to a loss of $370.9 million on our derivative positions for the nine month period ended September 30, 2006. The losses are the result of marking-to-market our open derivative positions as spot and forward prices for silver, zinc and lead fluctuate around record high levels and settlement dates draw closer. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities. (See “Overview” for additional discussion of the 2007 derivative loss).

Interest and Other Income. We recorded interest and other income of $18.4 million for the first nine months of 2007 as compared to $12.6 million recorded during the first nine months of 2006. The 2007 increase in interest and other income was the result of the increased interest we earned on the higher average cash and investment balances that we held during 2007 resulting from the proceeds from the sale of a 35% interest in the subsidiaries holding our San Cristobal mine in September 2006 and the proceeds received from the Ordinary Share offering completed during the second quarter 2006. Available interest rates were also higher for the first nine months of 2007 as compared to the same period of 2006.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $4.9 million for the first nine months of 2007 as compared to $0.3 million recorded during the first nine months of 2006. The 2007 increase is the result of the commencement of operations at our San Cristobal property and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the mining property. In addition, during the first nine months of 2007 and 2006, depreciation and amortization costs incurred in connection with the development of the mine, and totaling $3.2 million and $3.6 million, respectively were capitalized.

Royalty Income. During the first nine months of 2007, we received $0.7 million of royalty income from a property in Mexico on which we retain a net smelter return royalty. The property is being test mined by a joint venture partner and we receive royalties for product sold from the test mining operation. We did not receive any royalties in the first nine months of 2006.

Loss on Auction Rate Securities.  During the first nine months of 2007 we recognized a $21.1 million loss related to an impairment charge on ARS investments we own.  The impairment charge is the result of failed auctions in the ARS market affecting the short-term liquidity of the ARS investments.  No such impairment charges were recorded during the first nine months of 2006.  See the Liquidity and Capital Resources discussion below for further details regarding the ARS.

Interest Expense and Other Borrowing Costs. During the first nine months of 2007 we recognized $7.3 million of interest expense and other borrowing costs which were net of approximately $29.6 million capitalized. During the first nine months of 2006 we recognized $0.8 million of interest expense and other borrowing costs which were net of approximately $16.9 million capitalized. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes due 2024 and the project finance facility. The increase in the 2007 costs is primarily the result of increased borrowings outstanding under the project finance facility.

Income Taxes. For both the nine months ended 2007 and 2006 we recorded nominal amounts of income tax expense consisting primarily of withholding taxes on inter-company investment income and administrative charges associated with one of our Bolivian subsidiaries.

Minority interest. During the first nine months of 2007 we allocated losses to the minority interest holder of $61.8 million as compared to $10.0 million for the first nine months of 2006. Due to Sumitomo’s cash contributions of $59 million in 2007, losses for its share of the mark-to-market loss on the derivative positions and the operating loss at San Cristobal were allocated to the minority interest holder. The 2006 minority interest expense is the result of Sumitomo’s interest in the mark-to-market gain on the open derivative positions recognized between the closing of the sale to Sumitomo and September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007 our aggregate cash, restricted cash, short and long-term investments and restricted investments totaled $299.5 million compared to an aggregate of $514.9 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2006. The decrease in our aggregate cash and investment balances as of September 30, 2007 compared to December 31, 2006 was primarily the result of $148.3 million invested in property, plant and equipment related to the development of the San Cristobal mine, including $29.0 million of interest paid and capitalized. In addition, $111.1 million was spent to fund operations, property holding costs and administrative costs, net of interest and other income, $28.7 million was spent to settle maturing derivative positions and to purchase additional derivative positions, $8.4 million was spent for the payment of long term debt (primarily capital lease payments), $4.0 million advanced to the port contractor and $0.7 million of debt issuance costs were paid. These amounts were partially offset by $45.0 million of borrowings against the project finance facility, $59.4 million advanced by Sumitomo as their share of funding of excess costs for the San Cristobal Project, $2.5 million of proceeds from employee stock options exercised. In addition, a $21.1 million impairment was charged to the carrying value of our ARS investments.

The amounts held at September 30, 2007 include $82.1 million in cash and cash equivalents, $102.1 million in investments, $91.0 million of cash that is restricted to collateralize our open derivative positions, $16.5 million of cash that is restricted for the purpose of funding of our San Cristobal mine, $6.5 million of cash that is restricted to collateralize certain letters of credit. We expect an additional $45 million will be spent through the first quarter of 2008 on our San Cristobal mine for final payment of accrued construction costs and to complete construction of certain additional facilities and plant components not required for initial operations at San Cristobal. Total construction costs including the $45 million discussed above represent a 13% increase over the $650 million construction estimate previously disclosed. The increase is the result of operating costs being experienced for a longer period before revenues are realized and additional costs associated with the delay and repairs of the ball mills and other costs.

We anticipate funding our 65% share of the remaining construction costs from existing cash and investments with Sumitomo obligated to fund the remaining 35%.

As a result of certain amendments to the project finance facility agreement completed during the third quarter 2007, we have deposited $91 million in a restricted fixed margin account as security for the existing metals derivative positions. The margin account will be released back to us in three equal amounts at the end of each of 2008, 2009 and 2010. We also spent approximately $10 million to purchase put options to provide additional cash flow protection for the San Cristobal mine. The cost of the put options was borne 65% by Apex and 35% by Sumitomo.

Finally, for the remainder of the year we expect to spend approximately $5 million on general corporate costs, $5 million on exploration efforts and approximately $5 million on interest payments related to the outstanding convertible debt.

We plan to fund the above expenditures from our existing cash and investment balances, from interest and other income and from operating cash flows. We expect to achieve commercial production levels and sustained operating cash flows at San Cristobal during the fourth quarter of 2007. During October 2007 we shipped 9,100 tonnes of concentrates with a provisional sales value net of amounts retained by the smelter to cover its refining and treatment costs of $11.8 million and as of the date of this filing we have received 90% provisional payments from the smelters of $10.6 million related to our October production.

Because we were unable to timely file our December 31, 2006 annual report on Form 10-K our existing shelf registration statements will not be available as a source of equity or debt financing until April 2008.

A portion of our investments are held in ARS with credit ratings ranging from AA to AAA at the time of purchase. ARS are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us primarily consists of collateralized debt obligations, mortgage backed securities, collateralized loan obligations, and credit default swaps. Beginning in August 2007 a number of ARS auctions began to fail. At September 30, 2007 we held approximately $71.7 million in ARS at cost for which the reset auctions have failed. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or we sell the securities in a secondary market potentially at a substantial discount. The credit rating agencies have not evaluated these ARS subsequent to the date we purchased them and any future evaluations by the credit agencies could result in downgrades to the credit ratings of the ARS we hold. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of short-term liquidity for the ARS to adversely affect our ability to conduct business.

At September 30, 2007 we recorded a $21.1 million impairment charge to reduce the carrying value of our auction rate securities to an estimated fair value of $50.6 million and we classified our remaining ARS investments, net of the impairment, as long-term investments. We determined that the impairment is other than temporary, in accordance with FAS No. 115, and consequently we recorded a $21.1 million charge to earnings. We determined the fair value for each ARS, with the assistance of a third party valuation firm, using a discounted cash flow model. Inputs into the model include assumptions regarding default, recovery and prepayment rates.

During November 2007 we sold certain of our ARS investments with an original cost basis of $19.6 million for $15.6 million.  The carrying value of these ARS investments had been written down to $16.7 million at September 30, 2007 as part of the other than temporary impairment charge we recorded to earnings during the third quarter 2007 (see Note 3).  We will recognize an additional impairment charge to earnings of $1.1 million during the fourth quarter in connection with the sale of these investments.  At September 30, 2007 we classified these ARS investments sold as short-term investments with the remaining ARS investments not sold classified as long-term investments as we do not currently have the intent to sell them within the next twelve months. Considering that we sold these ARS investments below the impaired cost basis recorded at September 30, 2007 it is possible that the remaining ARS investments could experience further impairment charges to the estimated carrying values recorded at September 30, 2007.

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

During September 2006 the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS No. 157 to have a material impact on our financial position or results of operations.

Contractual Obligations

As discussed above, at September 30, 2007 we will be required to spend an additional approximately $45 million on our San Cristobal mine as final payment for accrued construction costs and to complete construction of certain additional facilities and plant components not required for initial operations at San Cristobal.

During the nine months ended September 30, 2007 we borrowed the remaining $45 million available under the $225 million project finance facility. In addition during the nine months ended September 30, 2007 we placed in service $46.8 million of mining equipment recorded as capital leases resulting in total capital lease obligations of $55.4 million at September 30, 2007.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal startup and production, the timing of achieving full production rates, anticipated spending during 2007, increased funding requirements, capital costs and working capital requirements for the San Cristobal mine; contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to funding commitments; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; compliance with the San Cristobal project finance facility; possible changes in the mining or taxation policies of the Bolivian government; and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead;

•                  political unrest and economic instability in Bolivia including the communities located near the San Cristobal mine and other countries in which we conduct business;

•                  future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government;

•                  volatility in market prices for silver, zinc and lead;

•                  financial market conditions;

•                  uncertainties associated with startup and operation of a new mine, including the unreliability of production and cost estimates in early stages of operations;

•                  variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

•                  variations in plant availability and processing rates;

•                  reliability of process water and delivery of operating supplies to the mine site;

•                  continued training needs of the plant work force;

•                  failure to comply with obligations under the San Cristobal Project finance facility;

•                  failure to reach agreement with Sumitomo Corporation regarding future development or operation of San Cristobal, or failure to comply with agreements with Sumitomo related to the San Cristobal mine;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under our San Cristobal mine finance facility. The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes. The project finance facility bears interest at the LIBOR rate plus a credit spread. With the full $225 million borrowed under the facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future manage our exposure to interest rate risk.

We invest excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first nine months of 2007, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $4.2 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Bolivianos, Euros or other currencies. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of Bolivianos against the U.S. dollar may result in an increase in operating expenses and capital costs at the San Cristobal mine in U.S. dollar terms. To reduce this risk, we maintain minimum cash balances in foreign currencies, including Bolivianos, and complete most of our purchases, including purchases relating to the San Cristobal mine, in U.S. dollars.

We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for the San Cristobal mine that was denominated in Euros. At September 30, 2007 we did not hold any foreign currency derivative positions.

Commodity Price Risk

 With the San Cristobal mine producing concentrates as of the third quarter 2007, our primary source of income is from sales of concentrates containing silver, zinc and lead. As a result, changes in the price of any of these commodities could significantly affect our results of operations and cash flows.

To complete the San Cristobal project finance facility, we were required to implement price protection for a portion of our planned silver, zinc and lead production from San Cristobal.  We have entered into contracts utilizing forward sales, puts and calls.  Non-cash mark-to-market gains and losses from these and other derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.  The actual final financial impact of the derivative positions required by the project financing facility will not be known until the positions are closed on their future settlement dates.  Our outstanding derivative positions provide price protection representing 9%, 13% and 19% of planned life-of-mine payable production of silver, zinc and lead respectively, at San Cristobal but represent a significantly higher proportion of our planned production during the six years in which the derivative positions are in place. For the first six years of production and including the put option contracts that we own, we have price protection representing approximately 21%, 24% and 36% of planned production of silver, zinc and lead, respectively. See Item 1. Note 10 for a detailed schedule of our derivative postions by year of settlement.

During the first nine months of 2007 we recorded a non-cash mark-to-market loss on our open derivative positions in the amount of $194.2 million. For the year ended December 31, 2006 we recorded non-cash mark-to-market losses of $672.5 million on our open derivative positions.  As of September 30, 2007 the fair value of our open derivative positions reflected a net $983.7 million liability. We began to settle the derivative positions required by the project finance facility during the third quarter of 2007 by making cash payments of $19.1 million. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining derivative positions will not be known until the positions are closed on their future settlement dates. Non-cash mark-to-market gains and losses from the open derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

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

During the quarter ended September 30, 2007, there were material additions to our accounting processes as a result of the start up of mining operations at our San Cristobal mine. These additions primarily relate to the initiation and recording of transactions with respect to revenue, trade receivables, cost of goods sold, and finished goods inventory. Management has not conducted testing of these internal controls as of September 30, 2007 and has limited evidence that these internal controls are operating effectively as it pertains to these significant processes. Management expects to conclude its evaluation by the end of the fourth quarter 2007.

Management issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management used criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment concluded that, as of December 31, 2006, we did not maintain effective controls over the valuation of our open metals derivatives positions and we did not maintain effective controls over the monitoring of certain covenant compliance related to our project finance facility. As disclosed in management’s report, these control deficiencies constituted material weaknesses as of December 31, 2006.

The material weakness related to the valuation of our open metals derivative positions resulted in the following adjustments to our financial statements:

•                  Restatement of our 2005 annual consolidated financial statements; interim consolidated financial statements for the quarter ended September 30, 2005 and for each of the first three quarters of 2006 as a result of adjustments to the balances of our derivative liabilities, gain on the sale of an interest in subsidiaries, minority interest in subsidiaries, minority interest in loss of consolidated subsidiaries and the accumulated deficit accounts as a result of reassessing available market data in the valuation of our open metals derivative positions.

•                  An audit adjustment to our 2006 annual consolidated financial statements to properly reflect the balances of our derivative liabilities, gain on sale of an interest in subsidiaries, minority interest in subsidiaries, minority interest loss of consolidated subsidiaries and the accumulated deficit accounts as a result of reassessing available market data in the valuation of our open metals derivative positions.

Per management’s assessment, the material weakness relating to the controls over the valuation of the open metals derivative positions had been fully remediated at March 31, 2007.

The material weakness related to our failure to maintain effective controls over the monitoring of certain covenants contained in our project finance facility resulted in redesigning and implementing more effective controls and processes.

The following remediation efforts have been completed:

•                  We have hired a Senior Treasury Analyst, with experience commensurate with the complexity of our loan compliance requirements and we have designed and implemented effective controls to ensure the Senior Treasury Analyst closely monitors compliance of covenants related to our project finance facility and other financing arrangements.

•                  We have provided training to all key personnel involved in the loan compliance processes and procedures.

•                  We formed a Loan Compliance Committee to review and address loan compliance related issues. The Committee meets monthly and provides a monthly report to senior management.

Per management’s assessment, the material weakness relating to the controls over the monitoring of compliance with certain covenants related to our project finance facility has been fully remediated at September 30, 2007.

There have been no other changes in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting other than the additional controls related to the startup of mining operations discussed above.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1

Second Omnibus Amendment Agreement, dated September 4, 2007 among Minera San Cristobal S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L., Apex Silver Finance Ltd., Apex Metals Marketing GmbH, Sumitomo Corporation, SC Minerals Aktiebolag, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, JPMorgan Chase Bank, N.A., Corporacion Andina de Fomento and the senior lenders and hedge banks party thereto.

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

APEX SILVER MINES LIMITED

Date: November 9, 2007	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: November 9, 2007	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer