Form 10-K
period 2007-12-31
APEX SILVER MINES LTD
filed 2008-02-29
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was approximately $522 million, based on the closing price of the registrant's ordinary shares on the American Stock Exchange of $20.18 per share. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2007 included three shareholders who collectively held approximately 53% of its outstanding ordinary shares. The number of ordinary shares outstanding on February 25, 2008 was 58,909,625.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this report on Form 10-K may contain forward-looking statements. These statements include comments regarding anticipated San Cristobal production rates, metals recoveries and operating costs for 2008; expectations regarding the resolution of start-up issues and achievement of designed production throughput rates by mid-year 2008; efforts to resolve process water reliability issues and the increase in available process water expected to result from these actions; anticipated San Cristobal grades, recovery rates and mine life; anticipated spending, including payments required to settle our derivative positions during 2008 and future years, and amounts expected to be contributed to the San Cristobal mine during 2008; evaluation and expansion of our exploration portfolio, including activities to be conducted during 2008 on certain of our exploration properties; Bolivian political conditions, including the effect of the May 2006 Bolivian Constitutional Court decree regarding the mining code and the timing of a referendum on the draft Bolivian constitution; our ability to fulfill certain provisions of the San Cristobal project finance facility, including the achievement of "completion" by the end of 2008 and the ability to meet certain covenants in the facility, such as the post-completion financial ratios; contractual arrangements with Sumitomo, including Sumitomo's obligations with respect to deferred payments and funding commitments; and the level of compensation for our executives during 2008.

        The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. We cannot assure you, however, that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, or incorporated by reference into, this report:

  •
  worldwide economic and political events affecting the supply of and demand for silver, zinc and lead and related market prices for each metal;

  •
  political and economic instability in Bolivia, including the communities located near the San Cristobal mine and other countries in which we conduct business;

  •
  future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government, including the approval by the Bolivian people of a draft constitution which could have a significant effect on mining operations in Bolivia;

  •
  delays in resolving start-up issues at San Cristobal;

  •
  financial market conditions;

  •
  variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

  •
  geological, technical, mining and processing problems;

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

CONVERSION TABLE

        In this annual report on Form 10-K, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard to metric and metric to United States standard measurement systems are provided in the table below. All currency references in this annual report are to United States dollars, unless otherwise indicated.

U.S. Unit	Metric Measure	Metric Unit	U.S. Measure
1 acre	0.4047 hectares	1 hectare	2.47 acres
1 foot	0.3048 meters	1 meter	3.28 feet
1 mile	1.609 kilometer	1 kilometer	0.62 miles
1 ounce (troy)	31.103 grams	1 gram	0.032 ounces (troy)
1 ton	0.907 tonne	1 tonne	1.102 tons

GLOSSARY OF SELECTED MINING TERMS

        "Assay" means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

        "Base Metal" means a classification of metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.). This nonspecific term generally refers to the metals copper, lead, tin, and zinc.

        "Breccia" means rock consisting of fragments, more or less angular, in a matrix of finer grained material or of cementing material.

        "Concentrates" means the clean product of ore or metal separated from its containing rock or earth by froth flotation or other methods of mineral separation.

        "Diamond Core" means a rotary type of rock drill that cuts a core of rock two centimeters or more in diameter that is recovered in long cylindrical sections.

        "Epigenetic" means a mineral deposit formed later than the enclosing rocks.

        "Feasibility Study" means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

        "Fines" means crushed or powdered material.

        "Igneous" means of a rock or mineral that solidified from molten or partly molten material.

        "Outcrop" means the exposure of bedrock or strata projecting through the overlying cover of detritus and soil.

        "Oxide" means mineralized rock in which some of the original minerals have been oxidized (combined with oxygen).

        "Precious Metal" means any of several relatively scarce and valuable metals, such as gold, silver, and the platinum-group metals.

        "Probable Reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

        "Proven Reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

        "Reclamation" means the process of returning land to another use after mining is completed.

        "Recoverable" means that portion of metal contained in ore that can be extracted by processing.

        "Recovery" means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

        "Reserves" means that part of a mineral deposit that could be economically and legally extracted or produced at the time of reserve determination.

        "Reverse Circulation" means a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube by liquid and/or air pressure moving through an inner tube.

        "Sediment" means solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water or ice, or that accumulates by other natural agents, such as chemical precipitation from solution or secretion by organisms, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form.

        "Sedimentary" means formed by the deposition of sediment.

        "Strip Ratio" means the ratio between tonnage of waste and ore in an open pit mine.

        "Sulfide" means a compound of sulfur and some other element.

        "Syngenetic" means a mineral deposit formed contemporaneously with, and by essentially the same processes as, the enclosing rocks.

        "Variogram" means a plot of the variance (one-half the mean squared difference) of paired sample measurements as a function of the distance (and optionally of the direction) between samples. Typically, all possible sample pairs are examined and grouped into classes of approximate equal distance and direction. Variograms provide a means of quantifying the commonly observed relationship that samples close together tend to have more similar values than samples far apart.

        "Vein" means a fissure, fault or crack in a rock filled by minerals that have precipitated from fluids that have traveled upwards from some deep source.

        "Volcaniclastic" means clastic (broken) rocks composed solely or primarily of volcanic materials that have been transported and reworked through mechanical action, such as by wind or water.

NON-GAAP FINANCIAL MEASURES

        In this Form 10-K, we use the terms "gross value from payable metals" and "average cash operating cost", each of which differs from measures of performance determined in accordance with generally accepted accounting principles ("GAAP"). These measures provide management with an indication of the cash generating capabilities of the San Cristobal mine and are used to manage and evaluate operating performance. This information should not be considered in isolation or as a substitute for measures of performance that will be prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

        The term "gross value from payable metals" refers to the gross value received upon the sale of concentrates to smelters, without deduction for amounts retained by the smelters to cover treatment and refining charges. This measure differs from revenue determined in accordance with GAAP. The revenue we recognize in accordance with GAAP is dependent on the price for the payable silver, zinc and lead contained in the concentrates sold during the period plus any adjustments to the price for sales made in previous periods for which final settlement is pending, less amounts retained by the smelters to cover treatment and refining charges.

        The term "average cash operating cost" includes estimated mining, milling and mine related overhead costs. The per ounce of silver cost also includes off-site costs related to projected silver refining charges. The per pound of zinc cost also includes charges related to transportation of zinc-silver concentrates and their projected treatment and smelting charges. All cash operating costs exclude taxes, depreciation, amortization, provisions for reclamation and gains or losses on settlement of metals derivatives. The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period reduced by the estimated value of lead by-product credits for the period and divided by the number of "payable ounces" of silver. The lead by-product credits are net of charges related to transportation of lead-silver concentrates and their projected treatment and smelting charges. The "payable ounces" are the estimated number of ounces of silver to be produced during the period reduced by the ounces required to cover estimated refining, treatment and transportation charges for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the number of "payable pounds" of zinc. The "payable pounds" are the estimated number of pounds of zinc to be produced during the period reduced by the number of pounds required to cover estimated refining, treatment and transportation charges for the period. Estimated cash operating costs are allocated between silver and zinc based on the revenue contribution from each metal using the same prices we use for the purpose of calculating our reserves under SEC guidelines.

PART I

ITEMS 1 AND 2:    BUSINESS AND PROPERTIES

        Apex Silver Mines Limited, incorporated under the laws of the Cayman Islands in 1996, is engaged in the mining, exploration and development of silver and other mineral properties primarily in Latin America.

        We commenced production in the third quarter 2007 from our first mine, our 65%-owned San Cristobal silver, zinc and lead mine located in southwestern Bolivia. San Cristobal's proven and probable reserves at December 31, 2007, based on $10.76 per ounce silver, $1.19 per pound zinc and $0.73 per pound lead, total approximately 250 million tonnes of ore grading 55 grams per tonne silver, 1.53% zinc and 0.53% lead, containing approximately 443 million ounces of silver, 8.43 billion pounds of zinc and 2.92 billion pounds of lead. The prices used in estimating ore reserves represent the three-year average price for each of the metals as required pursuant to Securities and Exchange Commission ("SEC") rules.

        We have a large diversified portfolio of privately owned and controlled silver and other mineral exploration properties. We have rights to or control over numerous claims or concessions located in or near the traditional silver producing regions of Central and South America, primarily Argentina, Mexico, Peru and Bolivia.

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

BUSINESS STRATEGY

        Apex Silver is one of a limited number of silver companies with significant exposure to other metals. Our strategy is to capitalize on the San Cristobal mine and our sizeable portfolio of mineral exploration properties in order to achieve long-term profits and growth and to enhance shareholder value.

        Although our focus is on silver, we intend to produce other metals from deposits we may discover or acquire, including zinc, lead and gold. We are managed by a team of seasoned mining professionals with significant experience in the construction, development and operation of large-scale, open pit and underground, precious and base metals mining operations, as well as the identification and exploration of mineral properties. From time to time, we also consider acquisitions of development or producing properties and business combination opportunities.

        The principal elements of our business strategy are to:

  •
  complete the ramp-up of the San Cristobal mine to full production and build on San Cristobal as the platform for growing the company;

  •
  continue to explore and develop those properties which we believe are most likely to contain significant amounts of silver and/or other metals and divest those properties that are not of continuing interest; and

  •
  identify and acquire additional mining and mineral properties that we believe contain significant amounts of silver and/or other metals or have development potential.

SAN CRISTOBAL MINE

        Our 65%-owned San Cristobal mine is located in the San Cristobal mining district of the Potosi Department in southwestern Bolivia, a region that historically has produced a significant portion of the world's silver supply. San Cristobal is located at an elevation of approximately 13,000 feet in the Bolivian Altiplano in the Andes Mountains, approximately 500 kilometers south of the city of La Paz. The mine is accessible by an improved gravel road from the town of Uyuni, approximately 100 kilometers to the northeast, and from the Chilean border town of Ollagüe, approximately 135 kilometers to the west. The mine is located approximately 50 kilometers south of a railroad that runs between Bolivia and Chile. A spur has been built to connect the mine to the railroad for the shipment of concentrates. We have constructed a private airstrip at the mine, which is used primarily for the transport of personnel. The map below shows the location of the San Cristobal mine.

        Other than sporadic underground mining in the area of the current pit over the previous 350 years, only one portion of the San Cristobal mine, the Toldos deposit, has been previously mined. The Toldos mine was operated by Empresa Minera Yana Mallcu S.A. as a block-caving underground operation between 1985 and 1988, and as an open-pit mine and silver heap leach between 1989 and 1995. The Toldos mine was shut down in 1995 and no significant mining or processing plant or equipment remains from that operation.

Development and Construction of the San Cristobal Mine

        The San Cristobal mine is comprised of certain mining concessions that are part of a large block of concessions covering approximately 500,000 acres that we own or control. We have the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain our rights to the San Cristobal concessions, we must make annual mining patent payments to the Bolivian government totaling approximately $400,000. We are not required to pay royalties to third parties in respect of production from the San Cristobal mine, although we are required to pay certain taxes imposed on mining activities by Bolivian tax authorities. See "—Republic of Bolivia."

        We acquired the San Cristobal concessions and other exploration properties in a series of transactions in 1996 and 1997. We completed the initial feasibility study for the San Cristobal mine in 1997 and completed a more detailed feasibility study in 1999. In April 2001, due primarily to weak silver prices, we suspended detailed engineering for San Cristobal and significantly curtailed expenditures on the project.

        In 2004, based on improving silver and zinc prices, we resumed development of the San Cristobal mine and completed a detailed development plan in November 2004 that was subsequently updated in October 2006. We began construction of the mine facilities in the first quarter 2005. Construction was completed in mid-2007 and we shipped our first concentrates from the San Cristobal mine during the third quarter 2007.

        Our Bolivian subsidiary that owns the San Cristobal mine will have spent approximately $730 million to develop and construct the mine from inception of the project in January 2004. This amount represents an increase of approximately $130 million, or 22%, over the original estimate developed in 2004 and an increase of $80 million, or 12%, over estimates provided at the end of 2006. The increase over the 2006 estimate was caused primarily by additional costs associated with the delay in commissioning start-up resulting from damage to the ball mills and the associated repair of the ball mills. The $730 million total cost excludes operating expenses incurred during start-up and thereafter, $22 million advanced through the issuance of ordinary shares to the company that constructed the power line, and $6 million advanced to or escrowed for the company that constructed the port facilities. Advances to the power line and port facility providers are being recouped through credits applied against payments for the contracted services. In addition, we spent approximately $100 million at the site prior to January 1, 2004 on early stage exploration and development activities.

Description of the San Cristobal Mine

        The San Cristobal mine consists of an open pit mine and concentrator with a designed capacity of 40,000 tonnes per day. A contract miner extracts ore from the open pit by conventional truck and shovel operation and transports mined ore by truck from the pit to the primary crusher. The crushed ore is then transported by a 1.7 kilometer overland conveyor to an ore stockpile. A reclaim system moves crushed ore from the stockpile for grinding in a semi-autogenous (SAG) and ball mill circuit. The ore is then processed by a selective flotation process in which lead is first floated and zinc is suppressed to produce a lead-silver concentrate, and then zinc is floated and lead is suppressed to produce a zinc-silver concentrate. Concentrates are then filtered, loaded into containers and transported by rail to the port in Mejillones, Chile, and then by ocean vessel to smelters and refineries around the world.

        We have signed long-term sales agreements with smelters in Europe, Australia, and Asia for a majority of the planned production of zinc and lead concentrates for the first five years of production at San Cristobal. We expect to sell our remaining production on a spot basis.

        Electrical power for the San Cristobal mine is drawn from the national power grid by a power line from the town of Punutuma and has been purchased on the spot market. We have completed negotiation of two long-term power supply agreements with local owners of power generation facilities which we anticipate will satisfy the mine's power needs through 2017.

        Water required for the operation of the concentrator is provided primarily by wells located on the San Cristobal property. Most of the mine's supplies, including tires, diesel fuel and reagents used in the flotation plant, are not available in Bolivia and are purchased from suppliers located outside Bolivia and imported by truck to the mine.

Production

        We commenced production at San Cristobal in August 2007. During 2007, we shipped approximately 52,000 tonnes of zinc and lead concentrates containing approximately 2.2 million ounces of payable silver, 19,000 tonnes of payable zinc and 8,000 tonnes of payable lead. As of December 31, 2007 we had stockpiled approximately 21.6 million tonnes of work-in-process ore. Approximately 4.9 million tonnes of the stockpiled ore is sulfide ore and the remainder is oxide ore. The mill currently processes sulfide ore, with the oxide ore scheduled for processing later in the mine life.

        We are continuing to ramp up to full throughput and metals production at San Cristobal. Mining of ore from the orebody continues at planned rates. The concentrator has achieved throughput rates of approximately 40,000 tonnes of ore per day on several days in the fourth quarter 2007 and in February 2008. Throughput in January and February was constrained primarily due to a shortage of process water resulting from well failures caused by high water salinity. Both average throughput rates and metals recovery rates have shown month to month improvement from the commencement of production in August 2007, with throughput currently averaging approximately 75% of designed capacity.

        As the ramp-up proceeds, we continue to focus primarily on improving the reliability of process water and on improving plant availability and metals recovery rates. Water produced by the well field is highly saline and has resulted in well failures that have reduced available process water below the amount required for full throughput rates on a sustained basis. In January and February we redrilled failed wells and repaired or replaced damaged pumps. We believe that there will be adequate water commencing in March 2008 for throughput at designed rates until the planned delivery and installation in the third quarter 2008 of larger stainless steel casings and pumps that should provide a long-term solution.

        We are engaged in metallurgical pilot plant testing to optimize ore blends and improve recovery rates. During the first few months of operation, we processed primarily ore from the Jayula orebody. See "—Geology." Jayula ore is harder and lower grade, but easier to process than the higher grade ore from the Tesorera pit. To maximize recovery rates, and therefore metal production, we plan to process a blend of the Jayula and Tesorera ores. In 2007, we experienced operational difficulties blending the two ores, primarily due to clay in the Tesorera ore fed initially to the plant. We are now blending the two ores and are addressing material handling issues related to fines in the Tesorera ore.

        Approximately 70% of our workforce had not previously been employed at a mining operation. Workforce training in an operating plant environment continues and adjustments are being made to designed process control systems to accommodate the real-time operating environment. We also continue to improve the delivery of operating parts and supplies to the mine and to resolve various start-up mechanical production issues. We expect to resolve most of these issues in the second quarter 2008.

        In 2008, we expect San Cristobal to produce approximately 16 million ounces of payable silver at an average cash operating cost ranging from approximately negative $3.00 to $3.50 per ounce (the lead by-product credit, assuming a lead price of $0.80 per pound, results in a negative average cash operating cost for silver), 235,000 tonnes of payable zinc at an average cash operating cost of approximately $0.65 to $0.75 per pound, and 80,000 tonnes of payable lead (the net smelter return value of lead is credited as a by-product to silver production costs). We expect metals production to increase in each of the first three quarters in 2008 as the mine ramps up to consistent full throughput rates by mid-year and as we continue to optimize concentrator performance. The term average cash operating cost is a non-GAAP measure as discussed above in Non-GAAP Financial Measures.

Metals Derivative Positions

        We were required under the San Cristobal project finance facility to provide price protection for a portion of our planned metals production. During the third quarter 2005, we entered into derivative positions using primarily forward sales but also puts and calls to comply with these obligations. In order to maintain leverage to silver market prices, we entered into proportionally more lead and zinc positions than silver positions. We also purchased additional at the money lead puts in September 2007 as required by amendments to the project finance facility.

        Metals prices have increased significantly since the majority of the derivative positions were entered into in 2005. These positions began to mature in July 2007, and in the last six months of 2007 we made cash payments of $48.3 million to settle the positions maturing during that period. Generally, the settlement costs are equivalent to the difference between the average market price over the relevant period and the forward sale price. In 2008, derivative positions for 2.8 million ounces of silver, 99,000 tonnes of zinc and 64,000 tonnes of lead, representing 18%, 42% and 80%, respectively, of our forecast 2008 silver, zinc and lead production, are scheduled to mature. Based on the year-end 2007 valuation of our derivative liability, we would expect to pay approximately $267 million in 2008 to settle these derivative positions. In 2009, derivative positions for 6.6 million ounces of silver, 112,000 tonnes of zinc and 74,000 tonnes of lead are scheduled to mature. Based on the year-end 2007 valuation of our derivative liability, we would expect to pay approximately $277 million in 2009 to settle these derivative positions. The actual amounts required to be paid to settle these derivative positions depend on the price of metals at the time of settlement, and could be higher or lower than the amounts stated above. Depending on the price of the applicable metal, the settlement of the derivative position could have a material adverse effect on our financial condition, results of operations and cash flows.

Partnership with Sumitomo Corporation

        On September 25, 2006, we sold to Sumitomo Corporation ("Sumitomo") a 35% interest in the San Cristobal mine. Sumitomo purchased a 35% interest in Minera San Cristobal S.A. ("MSC"), our Bolivian subsidiary that owns and operates the San Cristobal mine; Apex Silver Finance Ltd., our Cayman Islands subsidiary that holds the metals derivative positions required by the mine's project finance lenders; and Apex Metals Marketing GmbH, our Swiss subsidiary that markets San Cristobal concentrates to smelters around the world. We also sold to Sumitomo a 35% interest in certain other related assets not held by these three subsidiaries.

        We continue to own 65% of each of these three subsidiaries and, subject to the provisions of the Shareholders Agreement described below, we have operational control of the San Cristobal mine. The MSC Shareholders Agreement entered into in connection with the sale to Sumitomo provides that the majority shareholder (currently Apex Silver) has the right to name a majority of the directors on the MSC board of directors and to appoint the Chairman of the board. As long as the minority shareholder holds more than 25% of the outstanding stock of MSC, the minority shareholder is entitled to at least one representative on the board of directors and certain significant matters must be approved by the minority shareholder's director. These significant matters include the approval of annual programs and budgets, increases of 15% or more over budgeted capital expenditures or operating expenses (with customary exceptions for emergencies and compliance), merger or liquidation, permanent cessation or suspension of mining for more than 180 days, or abandonment of San Cristobal. If a deadlock with respect to the adoption or amendment in excess of 15% of a program and budget continues for 180 days, the majority shareholder's directors are then entitled to approve the program and budget.

        The MSC Shareholders Agreement provides that we and Sumitomo will contribute our proportionate share of funding required for MSC to achieve "commercial operations," as defined in the Shareholders Agreement. If either shareholder fails to provide its pro rata share of funding, the shareholder's interest in MSC will be diluted on a two for one basis. Following the commencement of "commercial operations," which we expect to be achieved in the second quarter 2008, we and Sumitomo may choose to provide our proportionate share of additional funding, if any, or be diluted on a one for one basis. If either shareholder's interest in MSC is reduced, the corresponding interest in the other two subsidiaries would be similarly adjusted so that the parties' ownership interests in the three companies would remain identical.

        If Sumitomo were to dilute below 25% ownership of MSC solely as a result of its failure to provide future funding, and were to refuse for more than 180 days to approve a program and budget proposed by Apex Silver, Sumitomo could elect to sell to us all (but not less than all) of its remaining interest in MSC for a purchase price of $224 million, reduced pro rata by the percentage of reserves (calculated as of the end of 2005) already produced from the San Cristobal mine.

San Cristobal Project Finance Facility

        In December 2005, we entered into a $225 million project finance facility to provide funds for the completion of construction of the San Cristobal mine. The full $225 million facility amount is currently outstanding. Under the terms of the project finance facility, all of the assets of MSC and the San Cristobal mine are pledged to the lenders. In addition, we and Sumitomo have pledged all of the equity interests in our jointly owned subsidiaries: MSC, Apex Silver Finance and Apex Metals Marketing. We and Sumitomo have each agreed to fund cost overruns at the San Cristobal mine and have guaranteed the satisfaction of the metals derivative positions held by Apex Silver Finance. In each case, our obligation is limited to our pro rata ownership interest in MSC and the obligation will terminate upon completion of the project, as defined in the project finance facility, which is required to occur no later than December 2008. In addition, we have deposited $91 million with the counterparties holding our metals derivative positions and Sumitomo has provided a $49 million guarantee of its portion of the derivative positions. This additional support for the metals derivative positions is scheduled to be released in equal amounts over a three year period on the first business day of 2009, 2010 and 2011.

Reserves

        San Cristobal reserves are based on 549 reverse circulation drill holes and 85 diamond case drill holes totaling approximately 150,000 meters. The drill holes were generally spaced at intervals of approximately 75 meters. This drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The ore deposit defined by this drilling is open at depth and laterally.

        The quality assurance/quality control program used at San Cristobal included regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks were used to check for contamination and standards were used to check for grade-dependent biases. Duplicate samples were routinely submitted to different laboratories for assay, with the results of these check assays analyzed in total and separately by deposit, drill type and grade. We conducted confirmation drilling, including our own twinning of reverse circulation holes with diamond core holes and independent confirmation drilling by an independent firm.

        Proven and probable reserves for San Cristobal at December 31, 2007 were calculated by WLR Consulting, Inc. using an $11.45 net smelter return per tonne cutoff value and market price assumptions of $10.76 per ounce silver, $1.19 per pound zinc and $0.73 per pound lead. These prices represent the three-year average prices for each of the metals through December 2007 as required by SEC guidelines. Ore reserves are essentially unchanged from year-end 2006, despite the fact that about 3.3 million tonnes of ore was mined and processed in 2007. The year-end 2007 estimate used higher metal prices, which resulted in more blocks in the model being valued sufficiently higher to include them as ore blocks, partially offsetting losses due to mining.

        The following table shows our proven and probable sulfide and oxide reserves of silver, zinc, and lead. Our reserves were calculated using a fully designed pit model that incorporates design slopes, practical mining shapes and access ramps. Ore blocks within the deposit model are designated as proven if they are within 40 meters (40 percent of the average variogram range) and at least three drill holes were used to evaluate the block. Ore blocks are designated as probable if they are between 40 meters and the average variogram range of 100 meters and at least two drill holes were used to evaluate the block. Additionally, blocks within 40 meters but evaluated by a single drill hole were also classified as probable. Proven and probable classifications are determined only after economic criteria are applied to define the ore.

	Proven and Probable Reserves
		Average Grade			Contained Metals(1)
	Tonnes of ore (000s)	Silver Grade (g/tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore
Proven In-pit	181,239	51.8	1.69	0.53	302,000	3,067	951
Proven Stockpile	4,904	36.2	0.91	0.55	6,000	44	27
Probable	40,014	46.6	1.73	0.50	60,000	694	200
Oxide Ore
Proven In-pit	5,897	95.8	0.08	0.64	18,000	5	38
Proven Stockpile	16,706	99.2	0.09	0.60	53,000	15	100
Probable	1,329	86.4	0.08	0.51	4,000	1	7
Total	250,089	55.1	1.53	0.53	443,000	3,826	1,323

(1)
Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate average recovery of 70% for silver, 89% for zinc and 87% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead. The estimated strip ratio of the mine is 2.20:1.

Geology

        The geology of the San Cristobal deposit dates to the Miocene age and is comprised of volcaniclastic rocks (tuff and tuffites), sedimentary and igneous (intrusive) rocks within a circular volcanic crater approximately four kilometers in diameter. Volcaniclastic and sedimentary units formed during periods of intense volcanism and subsequent erosion, occupying the center portion of the crater, and were intruded by repeated intrusive events.

        The San Cristobal orebody is comprised of two major mineralized zones (Jayula and Tesorera), which outcrop at the surface but join at depth to form a contiguous orebody. The San Cristobal orebody has formed as a result of syngenetic and epigenetic mineralizing events. Approximately half of the current known mineralization lies within the volcaniclastic units as disseminated stratabound mineralization, which is of a higher grade than mineralization in the intrusives. Mineralization within the intrusives is largely restricted to breccias on the contacts with the surrounding rocks and in veins and disseminations in the interior of the intrusive bodies. The dominant sulfide minerals hosting the zinc, lead and silver are sphalerite, galena and tetrahedrite, respectively. Surface weathering has affected the upper part of the orebody (approximately 45 to 70 meters), creating a small layer of oxide ore which covers the larger sulfide orebody beneath.

Republic of Bolivia

        Bolivia is situated in central South America and is bordered by Peru, Brazil, Paraguay, Argentina and Chile. It has an area of approximately 1.1 million square kilometers and a population of approximately 9 million people. Bolivia's official languages are Spanish, Quechua and Aymara; the most widely spoken language is Spanish.

        In December 2005, Evo Morales, the leader of the Movement to Socialism party, was elected president. At various times since his election President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia, including mining. In May 2006, President Morales required companies operating in the hydrocarbon industry to negotiate new contracts with the government, resulting in some cases in a significantly higher effective tax rate.

  Taxes

        In late 2007 the Bolivian government passed new mining tax legislation. Under the newly adopted law mining companies must pay, in addition to the pre-existing 25% income tax, an additional 12.5% income tax when mineral prices are over defined thresholds ($5.55 per ounce for silver, $0.53 per pound for zinc and $0.30 per pound for lead). The new mining tax law provides that only 60% of the additional 12.5% income tax, or 7.5%, must be paid by companies producing a value-added product. We believe that the zinc and lead concentrates produced by San Cristobal are value-added products. It is not certain whether the government will agree with that position. Regulations implementing the new tax law are not yet available, so the precise effect of the new provisions is not yet certain.

        Mining companies have also been subject under pre-existing law to a mining royalty (Complementary Mining Tax) on zinc, lead and other metals that is creditable against income tax. Under the new mining tax law, a royalty has been imposed also on silver, which ranges from 3% to 6% based on silver prices. At prices above $8.00 per ounce, the maximum rate is in effect. Also under the new mining tax law, the royalty is creditable against the income tax when metals prices are below the thresholds referenced above. If metals prices are higher than the thresholds, the royalty is not creditable against income tax, but instead is deductible, reducing the amount of taxable income. The value of the concentrate for the purpose of calculating the amount of the Complementary Mining Tax, is determined by multiplying the amount of contained metals by a commodity price that is published by the Bolivian government. Historically, these prices have been approximately equal to market prices.

        In addition, under pre-existing law, a 25% surtax is triggered when annual profits are in excess of $50 million after capital investments are deducted. We have been involved in discussions with the Bolivian government regarding the possibility of eliminating the 25% surtax.

        We are also subject to other taxes in Bolivia, including dividend and interest withholding tax, import duties, and value-added tax (VAT). Most remittances abroad of Bolivian source income, including interest income, are subject to a 12.5% withholding tax. In addition, we are required to pay import duties of 5% on capital goods and 10% on other imports, unless we are importing from a country with a trade agreement with Bolivia that does not require import duties. As an exporter, however, we are eligible for a refund of import duties up to an amount equal to 5% of the net value of our exports. We are also subject to VAT of 13%. We are eligible for a refund of VAT paid on imports and raw materials that are included in the cost of exported goods, but the amount recoverable is limited to 13% of the net value of our exports. For the purpose of determining the cap on refunds for both import duties and VAT, the net value of our exports is equal to the gross value of our exports reduced by certain statutory deductions. As permitted under Bolivian law, we import certain plant components and equipment without payment of VAT or import duties.

  Certain Laws Affecting Mining

        All mineral deposits in Bolivia are the property of the State. Mining concessions awarded by the State grant the holder, subject to certain payments, the exclusive right to carry out prospecting, exploration, exploitation, concentration, smelting, refining and marketing activities with respect to all mineral substances located within a given concession. Under Bolivian law, local and foreign companies are treated equally in obtaining mineral concessions. With respect to nationalized and other concessions still held by the Bolivian national mining company, Comibol, private investors may enter into joint venture, lease or services agreements with Comibol. Holders of mining concessions are required to pay an annual mining patent, the fees for which are progressive and are based on the number of years of existence of the concession. Mining concessions are subject to forfeiture if the corresponding annual patent is not paid. We must make annual mining patent payments to the Bolivian government totaling approximately $400,000 to maintain our concessions at San Cristobal.

        In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. Although the Court's ruling is not expected to impact our ability to operate the San Cristobal mine, the ruling may limit the transferability of our mining concessions and may call into question the enforceability of the pledges of our concessions to the lenders under our project finance facility. The Court's ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. No such legislation has yet been enacted.

        In May 2007, a Supreme Decree was signed by President Morales, which states that all mining concessions existing at the time of the Decree, which includes the San Cristobal concessions, would be respected and remain in effect. The Decree designated all unclaimed mineral resources within Bolivia as a "Mining Fiscal Reserve" to be administered by Bolivia's national mining company, Comibol.

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

        Bolivian law provides generally for unrestricted repatriation of capital, freedom to import goods and services and equality under the law between foreign and domestic companies.

  New Draft Constitution

        In December 2007, the Bolivian Constituent Assembly approved a draft constitution for the Republic of Bolivia. The draft constitution, if approved, could significantly affect the legal framework governing mining in Bolivia. The draft constitution appears to affirm the May 2006 Constitutional Court ruling that limits the transferability of mining concessions. It is not certain how existing concessions and pledges, including San Cristobal's concessions and pledges to the project finance lenders, would be affected by those provisions of the draft constitution. In addition, the draft constitution provides that companies with existing concessions will be required to enter into mining agreements with the state within a year following ratification of the constitution by national referendum. The draft constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements.

        In order to become effective, the draft constitution must be approved by a national referendum. Under Bolivian law, the Bolivian parliament has the authority to hold a referendum, with the approval of both houses of the Bolivian Parliament. Although President Morales' MAS party has a majority in the lower house of Parliament, the Senate is controlled by the opposition party. Therefore, we cannot predict whether or when the Bolivian Parliament will ultimately call for a referendum on the draft constitution or whether the constitution will be approved.

  Referendum on Department Autonomy and the Presidency

        Citizens in certain regions of Bolivia have expressed dissatisfaction with the Morales administration. In December 2007, four Departments whose leaders are opposed to President Morales' administration declared autonomy from the national government. A referendum is scheduled for the Department of Santa Cruz in May 2008. The effect of an affirmative vote in that referendum is uncertain. In addition, in December 2007 President Morales announced that he would convene a national referendum on his presidency and the governorship of the country's nine Departments. The timing and scope of that referendum are uncertain. It is not certain what effect, if any, these political developments will have on the stability of Bolivia or on the San Cristobal mine, which is located in a remote corner of southwestern Bolivia.

  Labor Laws

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

EXPLORATION

        We have a portfolio of over 75 exploration projects in six countries—Argentina, Mexico, Peru, Bolivia, Ecuador, and Australia. We conducted drilling activities on twelve projects in 2007 and expect at least four of those projects to advance to a further stage of exploration. We plan to increase our spending from $15.4 million in 2007 to approximately $21.0 million in 2008. We expect to fund, among other things, additional drilling on our most promising prospects, as well as preliminary metallurgical, engineering and environmental work.

        In connection with the sale of 35% of the San Cristobal mine to Sumitomo, we and Sumitomo entered into a two-year Option Agreement pursuant to which Sumitomo may acquire a 20 to 35 percent interest in certain of our active exploration properties at historical cost, and in each of certain inactive exploration properties at historical cost once we have spent $200,000 in exploration costs on such property. Sumitomo must exercise its option on each active property within 60 days of receiving complete information regarding the property and on each inactive property within 60 days of our spending $200,000 on the property. As of February 26, 2008, Sumitomo has exercised its option to acquire an interest in three exploration properties in Peru and is currently evaluating whether to exercise its option on certain other properties, including the El Quevar property in Argentina.

        Set forth below are descriptions of three exploration properties that we currently believe are our most promising. Although we believe that these properties may contain significant silver and/or other mineralization, our analysis of these properties is at a preliminary stage and some or all of these properties may not advance to a development stage. None of the properties contain known proven or probable ore reserves.

El Quevar (Argentina)

        The El Quevar project is located in the Salta Province in the altiplano region of northwestern Argentina, approximately 350 kilometers northwest of the city of Salta. The project is accessible by a 300 kilometer dirt and gravel road from the city of Calama in northern Chile. The village of Pocitos, about 15 kilometers to the west, is the nearest settlement. It has approximately 100 inhabitants. A high tension power line is located approximately 30 kilometers from the site and a high pressure gas line is located within 5 kilometers. The map below shows the location of the El Quevar project.

        We own an 80% interest in and are the manager of the El Quevar project pursuant to a joint venture agreement with Minera Hochschild, a subsidiary of Hochschild Mining Group, a privately held Peru-based mining company. In order to maintain our interest in the property, we must complete a feasibility study by the end of 2011 and initiate construction of a mine by the end of 2013. We are required to pay for all costs of development and construction but can recover amounts paid on behalf of Minera Hochschild from 50% of their share of cash flow, giving us 90% of cash flow until all costs are recovered.

        Through this joint venture, we control 14 concessions covering approximately 44,600 hectares which entitle us to carry out exploration and development activities. We have options to purchase three of these concessions from private owners at an aggregate price of approximately $3.5 million with option periods ranging from three to five years. To maintain the concessions, we make de minimis yearly rental payments to the Argentine government.

        As noted above, Sumitomo is currently evaluating whether to exercise its option with respect to the El Quevar property. If it exercises its option, Sumitomo may acquire up to 35% of our interest in the project, which would reduce our interest to 52%.

        The geology of the El Quevar project is characterized by silver-rich veins and disseminations in Tertiary volcanic rocks that are part of an eroded stratovolcano. Mineralization occurs in east-trending structural zones that generally dip to the north at a low angle. There are at least three sub parallel structures that extend for an aggregate length of approximately 12 kilometers. Several volcanic domes (small intrusive bodies) have been identified and mineralization is also found in breccias associated with these domes, especially where they are intersected by the structures.

        Through the end of 2007, we have spent approximately $2.2 million on our early stage exploration and development activities at the El Quevar project. We have completed 35 diamond drill holes with 28 intersecting significant silver-lead-zinc mineralization. In one area, 12 holes intersected apparently continuous mineralization at shallow depth over a strike length of about 700 meters.

        During 2008, we plan to spend approximately $4 million to conduct an accelerated drilling program with the intent to define sufficient mineralization to support a prefeasability study that could form the basis for a feasibility study. The anticipated drilling program includes about 50 additional drill holes, environmental studies, metallurgical work and other engineering studies. To support this increased activity, we are building a camp for an anticipated work group of about 50 people.

Chinchilla (Argentina)

        The Chinchilla project is a potentially large silver-zinc-lead deposit located in the Jujuy Province in the altiplano region of northwestern Argentina, approximately 45 kilometers northeast of the town of Pirquitas. The project is accessible by means of 40 kilometers of dirt and gravel roads connecting to a paved highway system. The farming community of Santo Domingo, located approximately 5 kilometers from the site, is the nearest settlement and has less than 50 people. National Highway 9 is approximately 40 kilometers to the east of the project site. A high tension power line, a gas pipeline and a narrow-gauge railroad parallel this highway. The map below shows the location of the Chinchilla project.

        The project is 100% owned by Apex Silver. We control five concessions totaling 5,800 hectares. We own three concessions and have an option to purchase two concessions from a private owner at an aggregate price of approximately $2.3 million. To maintain the concessions, we make de minimis yearly rental payments to the Argentine government. Sumitomo has no option to acquire an interest in Chinchilla.

        The geology of the Chinchilla project consists of one or more Tertiary volcanic domes and associated lava flows and tuffs and several large, overlapping or cross-cutting breccia bodies that have intruded Paleozoic sedimentary rocks, forming a bowl-shaped depression approximately 1.5 kilometers in length and 600 to 800 meters in width. We have identified at least three distinct breccia types at the project. Two contain significant amounts of silver, zinc and lead mineralization as disseminations in the matrix and clasts comprising the breccias.

        From the identification of the project in mid-2007 through the end of the year, we have spent approximately $300,000 on our early stage exploration activities at the Chinchilla project, including acquisition of surface and mineral rights, mapping and sampling of outcrops and pre-existing prospect workings and construction of trenches and sample pits. Sampling conducted during 2007 returned encouraging values in silver, zinc and lead in nearly all trenches, pits and prospect workings.

        We plan to spend approximately $500,000 on a drilling program to be initiated in the second quarter 2008. If we continue to obtain favorable results, we plan to conduct additional drilling in 2008.

Zacatecas (Mexico)

        In Mexico we have identified several targets to consider for possible advancement in the Zacatecas mining district, a world class silver district where we maintain 100% ownership of approximately 14,500 hectares. Zacatecas is a city of about 130,000 people engaged primarily in farming, tourism and mining. The Zacatecas district is one of the oldest mining districts in Mexico, with mining of silver and gold for more than 500 years and active mining operations today. Through the end of 2007, we have spent approximately $12.5 million in the Zacatecas mining district, primarily on acquisition of surface and mineral rights. The map below shows the general location of the Zacatecas mining district, including the location of the two targets we believe to be most promising: Muleros and El Cristo.

        The project is 100% owned by Apex Silver. We control 189 claims covering approximately 14,500 hectares. All but three claims are wholly owned by Apex Silver, and we have four-year options to purchase the three claims from private owners for an aggregate purchase price of $575,000. To maintain the claims, a yearly rental of approximately $280,000 is paid to the Mexican government. Sumitomo has an option with respect to these properties to acquire from 20% to 35% of our interest in the project. Sumitomo has not yet evaluated these properties, but plans to do so in early 2008.

        The Muleros target is located approximately ten kilometers north of the city of Zacatecas. Mineralization at Muleros is found in northwest trending quartz-carbonate veins that cut Tertiary volcanic and volcaniclastic rocks and older sedimentary rocks. Mineralization includes silver associated with minor amounts of zinc, lead, copper and gold. All of our drill holes to date have intersected these veins approximately 75 to 150 meters below surface. During 2007, we initiated a drilling program at the Muleros target. Our trench samples and initial drill holes have yielded evidence of gold and silver deposits with visible silver and zinc mineralization.

        Further to the south in the district, we are also exploring the El Cristo target, a silver-rich vein swarm that contains more than five kilometers of veins. Trenching and sampling has found significant silver values over much of the area. Drill testing is planned for 2008.

        Our work in the district is in an early stage, but we believe that the results achieved to date are encouraging. We expect to spend approximately $1.5 million during 2008 to further assess the potential of these projects.

METALS MARKET OVERVIEW

Silver Market

        Silver has traditionally served as a medium of exchange, much like gold. Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make it a widely used industrial metal. While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are industrial, primarily in electrical and electronic components, photography, jewelry, silverware, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, new uses of silver are being developed in connection with the use of superconductive wire.

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. Approximately 80% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits.

        The following table sets forth for the periods indicated the New York Commodities Exchange ("COMEX") nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce. On February 26, 2008, the closing price of silver was $18.71 per troy ounce.

	Silver
Year
	High	Low
2003	5.99	4.35
2004	8.29	5.49
2005	9.01	6.41
2006	14.83	8.74
2007	15.54	11.49

Zinc and Lead Markets

        Due to the corrosion resisting property of zinc, it is used primarily as the coating in galvanized steel. Galvanized steel is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting, and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers.

        The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics. Lead is widely recycled, with secondary production accounting in recent years for approximately half of total supply.

        The following table sets forth for the periods indicated the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound. On February 26, 2008 the closing prices of zinc and lead were $1.11 and $1.48 per pound, respectively.

	Zinc		Lead
Year
	High	Low	High	Low
2003	0.46	0.34	0.34	0.19
2004	0.56	0.42	0.45	0.29
2005	0.87	0.54	0.51	0.37
2006	2.05	0.87	0.80	0.43
2007	1.91	1.01	1.80	0.68

EXECUTIVE OFFICERS OF APEX

        We have six executive officers, our President and Chief Executive Officer, four Senior Vice Presidents (including our Chief Financial Officer), and our Vice President and Controller. Set forth below is information regarding our executive officers and other officers of Apex Silver.

Name	Age	Position
Jeffrey G. Clevenger	58	President and Chief Executive Officer
Gerald J. Malys	63	Senior Vice President, Finance and Chief Financial Officer
Jerry W. Danni	55	Senior Vice President, Corporate Affairs
Deborah J. Friedman	55	Senior Vice President, General Counsel and Corporate Secretary
Terry L. Owen	59	Senior Vice President, Project Development
Robert P. Vogels	50	Vice President, Controller
Robert B. Blakestad	61	Vice President, Exploration and Chief Geologist
Donald B. Ratcliff	52	Vice President, Marketing and Commodity Risk Management

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

        Gerald J. Malys.    Mr. Malys was appointed as our Senior Vice President, Finance and Chief Financial Officer in June 2006. Mr. Malys was a private investor from 1999, when his previous employer, Cyprus Amax Minerals Company, was sold, until he joined us in 2006. Mr. Malys was employed by Cyprus Amax Minerals Company from 1985 to 1999, first as Vice President, Tax and Information Services, and Corporate Controller from 1985 to 1989, and then as Senior Vice President and Chief Financial Officer from 1989 to 1999. From 1972 to 1985, he held various positions with Gulf Oil Company, including Vice President of Gulf Exploration and Production Company, Assistant Corporate Controller, Senior Manager Corporate Accounting, and Director of SEC Reporting. Mr. Malys served as a director of Amax Gold Inc. from 1993 to 1998 and of Kinross Gold Corporation from 1998 to 1999. Mr. Malys has a B.S. in Accounting from Gannon University and is a member of the American Institute of Certified Public Accountants.

        Jerry W. Danni.    Mr. Danni joined Apex Silver in February 2005 as the Senior Vice President, Environment, Health and Safety and in March 2005 was appointed Senior Vice President, Corporate Affairs. Prior to joining Apex Silver, Mr. Danni served as Senior Vice President, Environment Health and Safety of Kinross Gold Corporation from January 2003 until February 2005 and as Vice President, Environmental Affairs from July 2000 until January 2003. While at Kinross he was instrumental in the design and implementation of integrated environmental, and health and safety systems and processes for Kinross operations worldwide, and was also responsible for management of the Reclamation Operations Business Unit. From 1994 to July 2000, Mr. Danni was the Vice President of Environmental Affairs for Cyprus Climax Metals Company. Prior to working for Cyprus, Mr. Danni held senior environmental, and health and safety management positions with Lac Minerals Ltd. and Homestake Mining Company. Mr. Danni holds a B.S. in Chemistry from Western State College, and is a member of the Society of Mining Engineers and a past director of the National Mining Association.

        Deborah J. Friedman.    Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary in July 2007. Ms. Friedman was a partner at Davis Graham & Stubbs LLP from August 2000 through December 2007, where her practice focused primarily on securities, finance and transactional matters for publicly traded mining companies. She was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J. D. from The University of Michigan Law School.

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

        Donald B. Ratcliff.    Mr. Ratcliff was appointed to the position of Vice President, Risk Management and Treasurer of Apex Silver in November 2006. He was subsequently named Vice President, Marketing and Treasurer in January 2007 and then Vice President, Marketing and Commodity Risk Management in July 2007. He currently holds that position. Prior to joining Apex Silver, Mr. Ratcliff served as Vice President of Phelps Dodge Sales Company, a subsidiary of Phelps Dodge Corporation since 1999. From 1986 to 1999, Mr. Ratcliff held various financial, marketing and commodity trading positions with the Cyprus Amax Minerals Company including Commercial Manager of Cyprus Copper Marketing Corporation. He began his career at Tenneco Minerals Company where he worked from 1980 through 1986 as an analyst in the planning and economics group. Mr. Ratcliff holds a B.A. in Economics and Political Science from the University of Denver and an M.S. in Mineral Economics from the Colorado School of Mines. He is a member of the Mineral Economics and Management Society and the American Institute of Mining, Metallurgical and Petroleum Engineers.

        As of February 26, 2008, we had approximately 900 full-time employees.

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

The ramp up to full production at our San Cristobal mine and our 2008 production estimate remain subject to a number of uncertainties; a delay in planned ramp up would result in increased Apex funding requirements.

        We commenced production at San Cristobal in the third quarter 2007, and we are continuing to ramp up to full throughput and metals production. The ramp-up to full production has been slower than we originally anticipated due to reduced concentrator availability. This has resulted primarily from reductions in available process water resulting from well failures due to high water salinity, various mechanical issues in the concentrator, unreliable operating supply delivery, lower recovery rates due primarily to delay in processing blended ores and optimizing ore blends, lack of workforce experience in an operating environment, and adjustments required to designed process control systems to accommodate a real-time operating environment. We are working to resolve these and other start-up issues, but there can be no assurance that our expectations regarding anticipated improvements and timing will be realized. We expect the concentrator to achieve design throughput rates of 40,000 tonnes per day on a consistent basis by mid-year 2008 and metals production to increase during each of the first three quarters as we continue to optimize concentrator performance. If we experience delays in resolving these issues, or encounter other problems with the concentrator, our production and cost estimates for 2008 may not be achieved.

        Based on the anticipated ramp-up to full production by mid-year, we expect that up to an additional approximately $100 million of cash funding for San Cristobal may be required from Apex and Sumitomo. The amount of additional cash funding that San Cristobal requires from Apex and

Sumitomo will depend on, among other things, the amount and timing of concentrate production and the amount and timing of receipt of revenues, compared to the timing of required expenditures including the settlement of derivative positions. Because the mine has not yet reached full production capacity, the amount and timing of production and revenues are difficult to predict. If the San Cristobal ramp-up and production are delayed, the amount of required funding could increase. At December 31, 2007, our aggregate unrestricted cash and investments totaled $95.9 million. If San Cristobal requires more cash funding than we currently expect, we could require external debt or equity financing in 2008 to fund San Cristobal or our other expenses. We may not be able to find external financing on acceptable terms. See "—We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal mine" and "—We expect to be required to make payments to settle our metals derivative positions."

We expect to be required to make payments to settle our metals derivative positions.

        We were required under the San Cristobal project finance facility to provide price protection for a portion of our planned metals production. During the third quarter 2005, we entered into derivative positions using primarily forward sales but also puts and calls to comply with these obligations. In order to maintain leverage to silver market prices, we entered into proportionally more lead and zinc positions than silver positions. We also purchased additional at the money lead puts in September 2007 required by amendments to the project finance facility.

        Metals prices have increased significantly since the majority of the derivative positions were entered into in 2005. These positions began to mature in July 2007, and in the last six months of 2007 we made cash payments of $48.3 million to settle the positions maturing during that period. In 2008, derivative positions for 2.8 million ounces of silver, 99,000 tonnes of zinc and 64,000 tonnes of lead, representing 18%, 42% and 80% respectively of our forecast 2008 silver, zinc and lead production, are scheduled to mature. Based on the year-end 2007 valuation of our derivative liability, we would expect to pay approximately $267 million in 2008 to settle these derivative positions. In 2009, derivative positions for 6.6 million ounces of silver, 112,000 tonnes of zinc and 74,000 tonnes of lead are scheduled to mature. Based on the year-end 2007 valuation of our derivative liability, we would expect to pay approximately $277 million in 2009 to settle these derivative positions. The actual amounts required to be paid to settle these derivative positions depend on the price of metals at the time of settlement, and could be higher or lower than the amounts stated above. Depending on the price of the applicable metal at the time, the settlement of the derivative position could have a material adverse effect on our financial condition, results of operations and cash flows.

        Based on the anticipated ramp-up to full production by mid-year, we expect that up to an additional approximately $100 million of cash funding for San Cristobal may be required from us and Sumitomo to fund San Cristobal operating, capital and financing costs, income and other taxes, and the settlement of derivative positions. If the San Cristobal ramp-up and production are delayed, the amount of required funding could increase. If San Cristobal requires more cash funding than we currently expect, we could require external debt or equity financing in 2008 to fund San Cristobal or our other expenses. We may not be able to find external financing on acceptable terms. See "—We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal mine".

        In addition, under certain circumstances, we may be required to liquidate our hedge positions before their anticipated settlement date. The hedge agreements contain a cross-default provision which entitles the hedge counterparties to accelerate the settlement date of the hedge positions in the event we default on the repayment of amounts due and certain other obligations under the project finance facility. Amounts due upon early termination of our hedge positions could be in excess of the mark-to-market losses we have already recorded. There can be no assurance that we would have sufficient funds on hand or access to available capital to enable us to meet those commitments.

We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal mine.

        In order to finance construction and start-up costs for the San Cristobal mine, we have borrowed $225 million under a project finance facility with several large financial institutions. Our obligations under the facility are secured by substantially all of the assets of our subsidiaries that hold our interest in the San Cristobal mine.

        The terms of the project finance facility obligate Apex Silver as well as certain of our subsidiaries, including our Bolivian subsidiary, to meet numerous ongoing conditions and covenants. These covenants include, for example, obligations to maintain the security interests in project property, insurance coverage, minimum sales contracts and metals derivative positions. In some cases, such as the obligation to materially comply with the San Cristobal operating plan and budget, determining whether we are in compliance with the covenants depends, at least in part, on the reasonable judgment of the lenders.

        We are required to operate in all material respects in accordance with the then current operating plan approved by the lenders. Based on our anticipated ramp-up to full production by mid-year 2008, we expect to satisfy this requirement. If ramp-up and production are delayed, or if costs increase, among other things, we could fail to meet this requirement.

        We also are required to achieve "completion", as defined in the facility agreements, by year-end 2008. Achieving completion requires, among other things, operations at 90% of forecast production and recovery rates, funding of approximately $72 million in restricted debt service and operating reserve accounts and validity and enforceability of required security interests. Although we expect to achieve completion by year-end 2008, production delays or problems, cost increases and invalidation of the San Cristobal mortgages under Bolivian law, among other things, could cause us to fail to comply with this requirement.

        Following "completion" of the mine, operations must meet certain minimum loan coverage ratios. The terms of the facility require that the ratios be computed using agreed metals prices, which are lower than current market prices. For example, for production during 2009, the forward looking debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. Although we anticipate that we will meet the financial ratios, material increases in projected costs or decreases in projected production could cause us to fail to comply with these financial ratios.

        Changes in Bolivian law may make it impossible to comply with the covenant in the facility requiring maintenance of valid security interests over the San Cristobal concessions. In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The court's ruling may call into question the enforceability of the pledges of our concessions. The Court's ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. No such legislation has yet been enacted.

        Based on the anticipated ramp-up to full production by mid-year 2008, we expect that up to an additional approximately $100 million of cash funding for San Cristobal may be required from us and Sumitomo. See "Management's Discussion & Analysis—Liquidity and Capital Resources". If ramp-up or production are delayed, required funding could increase. If San Cristobal requires more cash funding than we currently expect, we could require external debt or equity financing in 2008 to fund San Cristobal or our other expenses. We may not be able to find external financing on acceptable terms or when required. This could cause us to fail to timely settle lender derivative positions, meet required debt service, satisfy the reserve funding requirements to achieve completion, or meet other obligations under the finance facility.

        Failure to meet one or more of these conditions or covenants could cause the lenders to declare us in default on our existing obligations. If such a default were declared and remained uncured, all borrowed amounts could become due and payable immediately and we could be required to settle immediately all outstanding hedge positions. We do not currently have the funds necessary to make these payments and there can be no assurance that we would be able to obtain external financing to do so. If we were unable to repay the borrowed amounts or otherwise perform our obligations under the project finance facility, the lenders could be entitled, in certain circumstances, to enforce their lien and take possession of the secured assets, including the assets that comprise the San Cristobal mine. In addition, failure to pay amounts accelerated under the project finance facility could result in a default under the terms of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024.

        In the past, we have violated certain covenants or representations set forth in the project finance facility and have requested and received waivers from the lenders with respect to these potential violations. There can be no assurance that we would be able to obtain similar waivers from the lenders in the future.

Our San Cristobal mine may be adversely affected by changes in the Bolivian government's policies toward or laws governing the mining industry.

        Since President Morales took office in January 2006, he and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia, including mining. The developments described below may have a negative effect on San Cristobal.

  •
  Taxation—In 2007, the Bolivian government enacted various changes to applicable mining taxes, which, on balance, have increased the tax burden on the San Cristobal mine. There can be no assurance that taxes on mining activity will not be increased further in the future.

  •
  Constitutional Court Ruling—In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. Although the Court's ruling is not expected to affect our ability to operate the San Cristobal mine, the ruling may limit the transferability of our mining concessions and may call into question the enforceability of the pledges of our concessions to the lenders under our project finance facility. The Court's ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. No such legislation has yet been enacted. The continued existence and enforceability of the mortgages is required under our project finance facility, and the failure to meet this obligation could result in a default. See "—We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal mine."

  •
  Draft Constitution—In December 2007, the Bolivian Constituent Assembly approved a new draft constitution for Bolivia. The draft constitution, if approved, could significantly affect the legal framework governing mining in Bolivia. The draft constitution appears to affirm the May 2006 Constitutional Court ruling that limits the transferability of mining concessions. In addition, the draft constitution provides that holders of concessions would be required to enter into mining agreements with the State. The draft constitution does not describe what terms such agreements would include. The effect of these provisions on our existing San Cristobal concessions and mortgages is not certain. In order to become effective, the draft constitution must be approved by the Bolivian people through a national referendum, a process which must be initiated by the Bolivian Parliament. We expect the referendum to occur in 2008. We cannot predict whether the Bolivian Parliament will call for a referendum or whether the Bolivian people will approve the constitution. See "San Cristobal Mine—Republic of Bolivia".

Changes in laws and government policies such as those described above could make San Cristobal less profitable or unprofitable, or could cause us to default under our project finance facility. We do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Bolivia.

Shortages of critical parts, equipment, materials and skilled labor may adversely affect our operations and development projects.

        The mining industry has been impacted in the last few years by increased worldwide demand for critical resources such as drilling equipment, diesel fuel, reagents, grinding media, repair parts, tires and skilled labor. High demand has caused cost increases, delays in delivery times, and the need for increased supply inventories. This has in the past and we expect will in the future have an adverse effect on our operating costs and production schedules.

We currently have only one source of operational cash flow, which is subject to restrictions under our project financing facility and will likely be insufficient to fund potential future development activities on other properties.

        Once the San Cristobal mine is generating positive net cash flow, it will constitute our only current internal source of funds. The terms of our project finance facility, however, restrict our ability to distribute earnings from our Bolivian subsidiary to Apex Silver. For example, we will not be permitted to make any distributions until after we achieve "completion", as defined in the facility. Once completion is achieved and distributions are permitted, we must continue to satisfy certain debt service reserve or operating reserve requirements and meet debt payment obligations prior to payment of any amounts from our Bolivian subsidiary. See "—We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal mine."

        If our exploration is successful, future development of those properties will require significant expenditures. It is possible that the necessary development expenditures would exceed cash flows which may be distributed by San Cristobal and that we would require additional external financing. Sources of external financing may include bank borrowings and future debt and equity offerings. There can be no assurance that such future financing will be available on acceptable terms, or at all. The failure to obtain financing would adversely impact our ability to develop additional properties.

The calculation of our reserves and other mineralization is subject to significant estimates.

        Unless otherwise indicated, reserves and other mineralization figures presented in our filings with the SEC, press releases and other public statements that may be made from time to time are based on estimates of contained silver and other metals made by independent geologists or our own personnel. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable. There can be no assurance that these estimates will be accurate or that amounts reflected as reserves or mineralization could be mined and processed profitably.

        Reserves and other mineralization estimates may require adjustments or downward revisions based on actual production experience. For example, the information we gathered during pre-stripping activity at San Cristobal during 2006 was one factor in the revisions to our reserve estimates in February 2007. In addition, extended declines in market prices for silver, zinc and lead could render portions of our reserves uneconomic and result in reduced reported reserves. Any material reductions in estimates of our reserves and other mineralization, or of our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations, financial condition and cash flows.

        We have not established the presence of proven or probable reserves at any of our mineral properties other than the San Cristobal mine. There can be no assurance that subsequent testing or future feasibility studies will establish additional reserves at our properties. The failure to establish additional reserves could restrict our ability to successfully implement our strategies for long-term growth beyond the San Cristobal mine.

We depend on a single mining project which is not 100% owned by us.

        We anticipate that nearly all of our revenues for the next few years and potentially beyond will be derived from the sale of metals mined at the San Cristobal mine. Therefore, if we are unable to meet our production and cost plans at San Cristobal, our ability to generate revenue, cash flow and profits would be materially adversely affected.

        In September 2006, we sold 35% of the San Cristobal mine to Sumitomo Corporation. As a result of this transaction, Sumitomo obtained certain rights with respect to the management and operation of the project. For example, certain significant matters require the approval of Sumitomo, including approval of annual programs and budgets, increases of 15% or more in capital expenditures or operating expenses and mergers or liquidations. If Sumitomo does not approve our proposals with respect to these matters, we may face significant delays and may be unable to operate the project in the manner we believe to be in the best interests of our shareholders.

        We and Sumitomo are required to provide our proportionate shares of funding for the project prior to commercial operations (as defined in the shareholders agreement with Sumitomo) and have the right to provide proportionate funding for other requirements once commercial operations have commenced. If additional funding is necessary and Sumitomo does not pay its 35% share of such additional amounts, we would need to fund those amounts ourselves and there is assurance that we would have sufficient capital to fund the amounts required, and even if we do, additional amounts spent at San Cristobal would decrease our ability to fully fund our exploration program.

        Sumitomo is also required to comply with certain provisions of the San Cristobal project financing agreements. If Sumitomo fails to comply with its obligations, the failure could result in a default under those agreements, in the subsequent acceleration of the San Cristobal project loans and settlement obligations under the derivative positions required by the project lenders, and enforcement of the lenders' liens against the San Cristobal mine. See "—We may be unable to comply with the terms and covenants of the project finance facility for our San Cristobal mine."

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

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices in the past delayed the development of the San Cristobal mine and could in the future adversely affect our ability to generate cash flow and profits from San Cristobal and to finance the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.

        The following table sets forth for the periods indicated (1) the COMEX nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce and (2) the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound.

	Silver		Zinc		Lead
Year
	High	Low	High	Low	High	Low
2003	$5.99	$4.35	$0.46	$0.34	$0.34	$0.19
2004	8.29	5.49	0.56	0.42	0.45	0.29
2005	9.01	6.41	0.87	0.54	0.51	0.37
2006	14.83	8.74	2.05	0.87	0.80	0.43
2007	15.50	11.47	1.93	1.00	1.81	0.71
2008*	18.71	15.17	1.16	0.99	1.50	1.12

*
Through February 26, 2008

        The closing prices of silver, zinc and lead on February 26, 2008 were $18.71 per troy ounce, $1.11 per pound and $1.48 per pound, respectively.

Our success will depend on our ability to manage our growth.

        We commenced production at San Cristobal in the third quarter 2007, which represents significant growth in our operations. This growth has created and will continue to create new positions and responsibilities for management personnel and will substantially increase demands on our operating and financial systems, especially those management personnel and systems that are located in Bolivia. In addition, we are conducting significant exploration activities at various properties, in particular at the El Quevar property in Argentina. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.

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

        If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations at any of our exploration and development properties.

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

        None of our mineral properties, including the San Cristobal mine, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop the San Cristobal mine was based on a feasibility study, and decisions about the development of other projects in the future may also be based on feasibility studies. Feasibility studies derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. Our profitability will be affected by changes in the price of metals. Feasibility studies derive estimates of average cash operating costs based upon, among other things:

  •
  anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed;

  •
  anticipated recovery rates of silver and other metals from the ore;

  •
  cash operating costs of comparable facilities and equipment; and

  •
  anticipated climatic conditions.

        Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates. There are a number of uncertainties inherent in the development and construction of any new mine. These uncertainties include:

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

        The costs, timing and complexities of mine construction and development are increased by the remote location of many mining properties, like the San Cristobal mine. It is common in new mining operations to experience unexpected problems and delays during development, construction and start-up at mines and mineral processing plants, and delays in the commencement of mineral production often occur. We have experienced these problems and delays at San Cristobal. Further, mine construction and operation may be impacted by our relationships and standing within the communities in which we operate. Accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, or to the environment or the communities in which we operate, could negatively impact our operations and create unforeseen problems and delays. Accordingly, there is no assurance that our future development activities will result in profitable mining operations.

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

        The title to our mineral properties may also be impacted by state action. For example, in Bolivia, a draft constitution, which we expect to be voted on by the Bolivian people during 2008, could impact our rights under the mining concessions for the San Cristobal property. The draft constitution provides that companies with existing concessions will be required to enter into mining agreements with the State. The draft constitution does not specify the affect on existing concessions or provide either general or specific terms for the mining agreements.

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

        As we have previously disclosed, we have concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or development properties. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. We have contacted the Department of Justice ("DOJ") and SEC and reported the results of our internal investigation. We have been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC and DOJ investigations. We cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

Our San Cristobal mine and our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

        We currently operate and conduct exploration activities almost exclusively in Latin American countries with developing economies, including Bolivia, Argentina, Mexico and Peru. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability, and Bolivia is currently undergoing significant political change. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

  •
  political instability and violence;

  •
  war and civil disturbance;

  •
  acts of terrorism;

  •
  expropriation or nationalization;

  •
  changing fiscal regimes;

  •
  fluctuations in currency exchange rates;

  •
  high rates of inflation;

  •
  underdeveloped industrial and economic infrastructure; and

  •
  unenforceability of contractual rights.

        Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we operate or conduct exploration and development activities could adversely affect our business. Our operations may be affected in varying degrees by government regulations with respect to, among other things:

  •
  production restrictions;

  •
  price controls;

  •
  export and import controls;

  •
  income and other taxes;

  •
  maintenance of claims;

  •
  environmental legislation;

  •
  foreign ownership restrictions;

  •
  foreign exchange and currency controls;

  •
  labor;

  •
  welfare benefit policies;

  •
  land use;

  •
  land claims of local residents;

  •
  water use; and

  •
  mine safety.

        We cannot accurately predict the effect of these factors. In addition, legislation in the Cayman Islands or United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and cash flows.

Our activities are subject to foreign environmental laws and regulations that may materially adversely affect our future operations.

        We have recently commenced mining operations at San Cristobal in Bolivia. In addition, we conduct mineral exploration and development activities primarily in Argentina, Mexico, Peru and Bolivia,. These countries have laws and regulations which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require us to acquire permits and other authorizations for certain activities. In many countries, including Bolivia, there is relatively new comprehensive environmental legislation, and the permitting and authorization processes may not be established or predictable. There can be no assurance that we will be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the development cost of our projects and could delay the commencement of production.

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

        In addition, as a condition of the San Cristobal project finance facility, we are required to comply with the Equator Principles, an assortment of environmental and social standards that have been adopted by many large global financial institutions. The requirements set forth in the Equator Principles frequently exceed the requirements under Bolivian law. If we fail to materially comply with the Equator Principles, we would be in violation of the applicable loan covenant under our project finance facility. This may cause the lenders to declare a default which would have a material adverse effect on the San Cristobal project and our financial condition. See "—We may be unable to comply with the terms and conditions of the project finance facility for our San Cristobal mine".

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

        We conduct, and will continue to conduct, all of our operations through subsidiaries. Our ability to obtain dividends or other distributions from our subsidiaries may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. Further, our debt financing for the San Cristobal mine includes requirements that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to us of any dividends by our subsidiaries. Our subsidiaries' ability to pay dividends or make other distributions to us is also subject to their having sufficient funds to do so. If our subsidiaries are unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of a subsidiary's liquidation, we may lose all or a portion of our investment in that subsidiary.

We depend on the services of key executives.

        We are dependent on the services of key executives including our chief executive officer and a small number of highly skilled and experienced executives and personnel focused on the operation of the San Cristobal mine. Due to the relatively small size of Apex Silver, the loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect the operation of the San Cristobal mine, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Apex Silver and certain lower tier subsidiaries will likely be treated as passive foreign investment companies for U.S. federal income tax purposes.

        We believe that Apex Silver likely was a passive foreign investment company ("PFIC") for 2004 through 2006, may have been a PFIC for 2007 and could be a PFIC in future years. A holder of ordinary shares who is a U.S. person for U.S. tax purposes (a "U.S. Holder") will be subject to certain adverse U.S. federal income tax rules if the U.S. Holder owns or has owned our shares during any year in which we were or are a PFIC. Under the PFIC rules, such a U.S. Holder who disposes or is deemed to dispose of ordinary shares at a gain, or who receives or is deemed to receive certain distributions with respect to ordinary shares ("Excess Distributions"), generally will be required to treat such gain or distributions as ordinary income and pay an interest charge on the tax imposed with respect thereto. Certain elections may sometimes be used to reduce the adverse impact of the PFIC rules on U.S. Holders (so-called "qualifying electing fund" ("QEF") and "mark-to-market" elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The PFIC rules are extremely complex, and shareholders are urged to consult their own tax advisers regarding the potential consequences to them of Apex Silver being classified as a PFIC.

        In addition, special adverse rules apply to U.S. Holders for any year in which Apex Silver is a PFIC and has a non-U.S. subsidiary that is also a PFIC (a "Lower-tier PFIC"). As discussed below, we likely had a Lower-tier PFIC for 2004 and 2005, we had a Lower-tier PFIC for 2006 and we may have had a Lower-tier PFIC for 2007. U.S. Holders of Apex Silver generally will be deemed to own any Lower-tier PFICs and will be subject to the PFIC rules with respect to their indirect ownership of any Lower-tier PFICs. If we are a PFIC and a U.S. Holder does not make a QEF election for a Lower-tier PFIC, the U.S. Holder could incur liability for the tax and interest charge described above if (i) we receive an Excess Distribution from that Lower-tier PFIC; (ii) we dispose of all or part of our interest in the Lower-tier PFIC; or (iii) the U.S. Holder disposes of all or part of its ordinary shares. Moreover, a QEF election that is made for Apex Silver will not apply to Lower-tier PFICs. While a U.S. Holder may make a separate QEF election for a Lower-tier PFIC in order to reduce the adverse impact of the PFIC rules with respect to that Lower-tier PFIC, the QEF election may accelerate the recognition of taxable income and may result in the recognition of ordinary income. In addition, a U.S. Holder who has made a mark-to-market election for Apex Silver could be subject to the PFIC rules with respect to the Lower-tier PFIC, even though the value of the Lower-tier PFIC already was subject to tax via mark-to-market adjustments at the level of Apex Silver.

        We previously disclosed that, for 2005 and all subsequent taxable years, the potential for our lower-tier subsidiaries to be classified as Lower-tier PFICs with respect to new investors could be substantially eliminated without adverse tax consequences. In connection with the completion of the project financing for the San Cristobal mine, however, we were required at the end of 2005 and in 2006 to contribute significant amounts to Minera San Cristobal S.A. ("MSC"), the Bolivian subsidiary that holds the principal assets associated with the mine. Following those contributions, MSC began to earn interest income and consequently we believe that MSC was a PFIC in 2005 and 2006 and may have been a PFIC for 2007. As a result, U.S. Holders may be subject to the adverse tax treatment described above.

        In certain filings made in years before 2006, we stated that we believed that Apex Silver may have been a PFIC, but that none of our non-U.S. lower-tier subsidiaries were PFICs. We now believe that certain of our non-U.S. lower-tier subsidiaries, including MSC, were Lower-tier PFICs in certain prior years. As a result, there is a possibility that some U.S. Holders may have suffered, or will suffer, adverse U.S. federal income tax consequences that they arguably might have avoided had they been aware of the PFIC status of these lower-tier subsidiaries. In the future, some U.S. Holders may claim that they have suffered adverse tax consequences for which they could have taken remedial action if they had been aware that we had subsidiaries that were Lower-tier PFICs. It is not possible for us to determine the number of U.S. Holders, if any, that might make such a claim or to determine the merits or impact of such claims on us and whether such claims may be material to us.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3:    LEGAL PROCEEDINGS

        As previously disclosed, we concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of our active exploration or operating properties. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. We have contacted the Department of Justice ("DOJ") and SEC and reported the results of our internal investigation. We have been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the SEC and DOJ investigations. We cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter 2007.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our ordinary shares are listed on the American Stock Exchange under the symbol "SIL." As of February 26, 2008, we had approximately 160 shareholders of record and an estimated 12,000 additional beneficial holders whose ordinary shares were held in street name by brokerage houses.

        We have never paid any dividends on our ordinary shares and expect for the foreseeable future to retain any earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, receipt of dividends from our subsidiaries, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. Further, our project finance facility for the San Cristobal mine includes a requirement that we satisfy certain debt service reserve or operating reserve requirements or meet debt payment obligations prior to payment to Apex Silver of any dividends by our subsidiaries.

        The following table sets forth the high and the low sale prices per share of our ordinary shares for the periods indicated. The closing price of the ordinary shares on February 26, 2008 was $13.85.

	2007		2006
Period
	High	Low	High	Low
1st Quarter	15.25	12.68	$25.48	$14.61
2nd Quarter	21.99	13.21	26.00	12.85
3rd Quarter	20.80	16.23	17.65	13.41
4th Quarter	21.00	14.35	17.52	14.10

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of Apex Silver for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share data)
Statement of Operations:
Revenue	$45,932	$—	$—	$—	$—
Operating (expenses)(1)	(83,838)	(744,607)	(175,498)	(21,366)	(6,594)
Other income (expense) net(2)	(35,073)	222,998	13,725	2,521	550

Net loss before minority interest and income taxes	(72,979)	(521,609)	(161,773)	(18,845)	(6,044)
Income taxes	(2,864)	(749)	(379)	—	—
Minority interest in consolidated loss	87,399	8,813	16	—	—

Net income (loss)	$11,556	$(513,545)	$(162,136)	$(18,845)	$(6,044)

Net loss per Ordinary Share basic	$0.20	$(9.09)	$(3.34)	$(0.41)	$(0.17)

Net loss per Ordinary Share diluted	$0.20	$(9.09)	$(3.34)	$(0.41)	$(0.17)

Weighted average Ordinary Shares outstanding basic	58,715	56,498	48,616	46,528	36,576

Weighted average Ordinary Shares outstanding diluted	59,071	56,498	48,616	46,528	36,576

Cash Flow Data:
Net cash used in operating activities	(166,029)	(70,727)	(24,338)	(9,218)	(3,199)
Net cash provided by (used in) investing activities	40,254	(223,012)	(1,869)	(518,926)	(4,519)
Net cash provided by financing activities(3)	$116,671	$338,771	$3,275	$538,370	$3,875
Balance Sheet Data:
Total assets	$1,324,911	$1,270,096	$780,511	$693,818	$146,167
Long term liabilities	$1,040,098	$1,278,474	$467,743	$339,987	$599
Minority interest	$—	$40	$34	$—	$—
Shareholders' equity (deficit)	$(84,101)	$(103,290)	$227,229	$346,116	$143,986

(1)
Amounts shown for the years ended December 31, 2007, 2006 and 2005 include gains and losses related to our open metals derivative positions, including realized cash losses related to the settlement of the positions during 2007 and unrealized mark-to-market gains and losses during 2005, 2006 and 2007. See Note 11, "Sales Contracts and Derivative Positions," in our Consolidated Financial Statements beginning on page F-1.

(2)
The 2006 amounts include a $199.6 million gain related to the sale to Sumitomo of a 35% interest in the subsidiaries that own our San Cristobal mine.

(3)
The 2007 amount includes $45 million of borrowings under the project finance facility. The 2006 amount includes $180.0 million of borrowings under the project finance facility and $156.8 million of net proceeds from the sale of ordinary shares. The 2004 amounts include $328.1 million of net proceeds from the issuance of convertible notes and $208.6 million of net proceeds from sale of ordinary shares.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver Mines Limited and the selected financial data and related notes thereto included elsewhere in this report on Form 10-K. Because we consolidate the San Cristobal mine in our financial statements, all production and financial information for San Cristobal is expressed on a 100% basis. We own 65% of the subsidiaries that own and operate the San Cristobal mine, hold the derivative positions required by the mine's project finance lenders and market concentrates to smelters around the world.

Overview

        In 2007, we completed the construction of the San Cristobal mine, commenced production and sold our first concentrates. Significant events during 2007 included the following:

  •
  Commencement of operations at San Cristobal—The San Cristobal mine commenced production in August 2007 and sold its first concentrates in September 2007. Through year-end 2007, we shipped approximately 52,000 tonnes of zinc and lead concentrates, containing approximately 2.2 million ounces of payable silver, 19,000 tonnes of payable zinc and 8,000 tonnes of payable lead.

  •
  Ramp-up to designed production capacity—San Cristobal is currently ramping up to achieve consistent production at the designed capacity of 40,000 tonnes per day. The concentrator achieved production rates of approximately 40,000 tonnes per day on several days in the fourth quarter of 2007 and in February 2008. Throughput in January and February was constrained primarily due to a shortage of process water resulting from well failures caused by high water salinity. Both average throughput rates and metals recovery rates have shown month to month improvement from the commencement of production in August 2007, with throughput currently averaging approximately 75% of designed capacity. As the ramp-up proceeds, we continue to focus primarily on improving the reliability of process water and on improving plant availability and metals recovery rates. We completed redrilling of certain failed wells in February 2008 and expect to have adequate water for production at designed rates going forward. In 2008, we expect to produce approximately 16 million ounces of payable silver, 235,000 tonnes of payable zinc and 80,000 tonnes of payable lead.

  •
  Exploration properties—We have made significant progress on certain of our exploration properties. We conducted drilling activities on 12 projects during 2007 and plan to advance at least four of those projects to a further stage of exploration. We plan to increase exploration spending from $15.4 million in 2007 to approximately $21.0 million in 2008. See "Exploration" above.

  •
  Derivative positions—During 2005, we entered into certain forward sales, puts and calls for silver, zinc and lead in order to comply with certain requirements of our project finance facility. Because of significant increases in spot and forward prices for silver, zinc and lead, we have recognized significant non-cash, mark-to-market losses on these derivative positions. Since these derivative positions began to mature in July 2007, we also have been required to make cash payments to settle the maturing positions. During the period July 2007 through December 31, 2007 we made cash payments of $48.3 million to settle the derivative positions maturing during that period. The amount of cash required to settle the remaining derivative positions will not be known until the positions are closed on their future settlement dates. However, at current metals prices, and with an increased volume of positions maturing during 2008 compared to 2007, we expect cash settlement costs associated with the derivative positions to be approximately $267 million.

  •
  Political matters in Bolivia—In late 2007, the Bolivian government enacted various changes to applicable mining taxes which will increase the tax burden on the San Cristobal mine. Also in late 2007, the Bolivian Constituent Assembly approved a new draft constitution that provides, among other things, that mining companies will be required to enter into mining agreements with the state, although the terms of those agreements are not described. In order to become effective, the draft constitution must be approved by the Bolivian people through a national referendum. See "San Cristobal Mine—Republic of Bolivia".

  •
  Auction rate securities.  We have been adversely impacted by the downturn in U.S. credit markets. As of the end of the third quarter 2007, we held approximately $71.7 million original cost auction rate securities ("ARS"), which are floating rate securities with long-term nominal maturities of 25 to 45 years marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. Beginning in August 2007 and continuing through December 31, 2007 ARS auctions began to fail resulting in a lack of liquidity for ARS. During the fourth quarter 2007 we liquidated ARS with a cost basis of $19.5 million for $15.7 million and at year-end 2007 we recorded a $30.7 million impairment charge on our remaining ARS with an original cost of $52.2 million.

Production and Sales

        Through the end of 2007, we had shipped approximately 52,000 tonnes of zinc and lead concentrates containing total payable metal of approximately 2.2 million ounces of silver, 19,000 tonnes of zinc and 8,000 tonnes of lead. The gross value of payable metals sold during 2007 was approximately $54.0 million and we recognized revenue in accordance with GAAP of $45.9 million.

        We sell our concentrates directly to smelters, and the revenue from these sales included in the income statement is net of amounts retained by the smelters to cover treatment and refining costs. The revenue we recognize is dependent on the price of the payable silver, zinc, and lead metal contained in the concentrates sold during the period plus any market adjustments to the metals prices for sales made in previous periods for which final settlement is pending. The term "gross value from payable metals" refers to the gross value of concentrates sold to smelters, without deduction for amounts retained by the smelters to cover treatment and refining charges. Because we recognize revenue on the basis of the net return from the smelters, reporting the value for the payable metals constitutes a non-GAAP disclosure. This measure provides management with an indication of the cash generating capabilities of the San Cristobal mine and is used to manage and evaluate operating performance.

        The following tables reconcile the non-GAAP measure "gross value from payable metals" to the GAAP measure, sale of concentrates, for the year ended December 31, 2007. Information in the tables is presented in thousands except realized price per unit.

	Concentrates
	Zinc/Silver	Lead/Silver	Total
Gross value from payable metals	$36,763	$17,263	$54,026
Treatment and refining charges	(6,956)	(1,138)	(8,094)

Sales of concentrates	$29,807	$16,125	$45,932

        The following table sets forth the price realized per payable ounce of silver and pound of zinc and lead contained in the concentrates sold for the year ended December 31, 2007:

	Contained Metals
	Silver	Zinc	Lead	Total
Gross value from payable metals	$14,805	$31,269	$7,952	$54,026
Gross metals sold—silver ounces,
zinc and lead pounds	999	29,255	6,875

Realized price per unit	$14.82	$1.07	$1.16

        Our concentrate sales agreements provide for final settlement of our sales to occur after the ship reaches the port of discharge. Final settlement had not yet occurred on any of the sales of concentrates for the period ended December 31, 2007. Additional mark to market and settlement gains or losses may be recognized on these sales and recorded to sales of concentrates through the final settlement date of each sale.

Results of Operations

        Sales of concentrates and costs applicable to sales.    At December 31, 2007 we had recorded as revenue, sales of concentrates of $45.9 million and costs applicable to sales of $42.9 million. As we had no operating mines prior to the startup of the San Cristobal mine, no sales or related costs have been previously reported.

        Production Startup Income/(Expense), net.    During the third quarter 2007 startup phase at San Cristobal, one shipment of bulk lead concentrates was made to a smelter in Japan. The shipment consisted of 3,500 dry metric tonnes of bulk lead concentrates with a provisional value of $6.7 million net of refining and treatment costs. The $6.7 million sale, which is net of a $1.0 million marked-to-market charge recorded against the original $7.7 million sale, was netted against $20.2 million of operating expense incurred during the period with the resulting net $13.5 million being reported as production startup income/expense, net at December 31, 2007. As we had no operating mines prior to the startup of the San Cristobal mine, no production startup income and expense amounts have been previously reported.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, were $15.4 million for the year ended December 31, 2007, as compared to $8.3 million and $5.2 million for the years ending December 31, 2006 and 2005, respectively. Exploration expense was incurred primarily in Argentina, Mexico and Peru. During 2007, we began drilling programs and other geologic testing to increase the rate of evaluation of many of our properties. None of the exploration expenses reported relate to the San Cristobal mine.

        Administrative.    Administrative expense was $21.9 million, $21.2 million and $17.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. The increase in the 2007 and 2006 costs are primarily the result of increases in costs related to the indirect support of the financing, development, marketing and other requirements of our San Cristobal mine.

        Gains and Losses—Commodity Derivatives.    For the year ended December 31, 2007 we recorded a gain related to our metals derivative positions in the amount of $19.3 million compared to losses of $715.1 million and $151.5 million for the years ended December 31, 2006 and 2005, respectively. The gains and losses are primarily the result of marking-to-market our open derivative positions as spot and forward prices for silver, zinc and lead fluctuate. Beginning in 2005 through the middle of 2007, metals prices fluctuated around record high levels resulting in the mark-to-market losses recorded during 2005 and 2006. During the fourth quarter 2007, metals prices retreated from the earlier record highs resulting in the mark-to-market gain recorded for 2007. During the periods that the metals derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

        Gains and Losses—Foreign Currency.    At December 31, 2007 and 2006 we had recorded receivables for value added tax payments made related to the development of our San Cristobal mine in the amounts of $95.3 million and $54.2 million, respectively. The amounts receivable are denominated in the local Bolivian currency and converted to U.S. dollars for reporting purposes resulting in gains or losses related to fluctuations in the exchange rate. For the years ended December 31, 2007 and 2006 we recorded gains primarily related to the value added tax receivable revaluation in the amounts of $7.7 million and of $0.9 million, respectively. For the year ended December 31, 2005 we recorded a foreign currency loss of $0.7 million primarily related to a mark-to-market loss on a foreign currency collar transaction utilizing puts and calls that was put in place during 2004 to hedge currency fluctuations related to Euro-denominated payments required on certain long-lead equipment. No foreign currency derivative gains or losses were recognized during 2007 or 2006, and at December 31, 2007 we had no foreign currency derivative positions.

        Other Expense.    For the year ended December 31, 2007, we recorded as other expense $1.2 million of costs incurred related to an engineering study we undertook on the economic optimization of processing oxide ore reserves at the San Cristobal mine and a $1.2 million loss on the disposal of obsolete assets at the San Cristobal mine. No amounts were recorded to other expense for the years ended December 31, 2006 and 2005.

        Depreciation, Depletion and Amortization.    We recorded depreciation, depletion and amortization expense of $14.2 million for the year ended December 31, 2007 as compared to $0.4 million and $0.2 million recorded for the years ended December 31, 2006 and 2005, respectively. The 2007 increase is the result of the commencement of operations at our San Cristobal mine and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the production of concentrates from the mine. In addition, during the years ended 2007, 2006 and 2005, depreciation and amortization costs incurred in connection with the development of the mine were capitalized in the amounts of $3.2 million, $5.2 million and $2.7 million, respectively.

        Interest and Other Income.    We recorded interest and other income of $22.0 million, $19.7 million and $14.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increases in interest and other income is the result of increased interest rates earned on higher average cash and investment balances held during the year as compared to the average balances held during the preceding year. The increased average cash and investment balances are primarily the result of the proceeds received from the Ordinary Share offering completed during the second quarter 2006 and the proceeds from the sale of the 35% interest in our San Cristobal mine during September 2006. In addition, interest rates have been gradually increasing since 2005.

        Royalty Income.    During 2007 and 2006, we earned $1.3 million and $1.6 million, respectively, of royalty income from a property in Mexico on which we retained a net smelter return royalty. The property is being test mined by a joint venture partner, and we receive a royalty for product sold from the test mining operation. We did not receive any such royalties for the year ended December 31, 2005.

        Gain on Sale of Interest in Subsidiary.    During 2006, we sold to Sumitomo a 35% interest in three subsidiaries that own our San Cristobal mine, market project concentrates and hold the metals derivative positions associated with the mine. We received $224 million in cash and will receive certain future payments from Sumitomo based on silver and zinc production from the project. We recorded a minority interest of $8.8 million in the net assets sold to Sumitomo and recognized a gain of

$199.6 million related to the transaction. The gain is net of approximately $6.4 million of selling costs we incurred related to the transaction.

        Interest Expense and Other Borrowing Costs.    For the years ended December 31, 2007, 2006 and 2005 we recorded interest expense and other borrowing costs in the amounts of $23.8 million, $0.8 million and $7.3 million, respectively. The amounts are net of interest capitalized during the San Cristobal mine construction in the amounts of $30.6 million, $26.1 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 and 2006 interest expense and other borrowing costs consist of interest incurred on the project finance facility; interest incurred on the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 and interest incurred on capital leases. The 2005 interest and other borrowing costs consisted of interest incurred on the 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 and interest incurred on capital leases.

        Income Taxes.    Apex Silver Mines Corporation, our U.S. management services company, is subject to U.S. income taxes on income derived from services provided to Apex Silver Mines Limited and its subsidiaries. Other than amounts payable by Apex Silver Mines Corporation, we pay no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business in the U.S. that would generate significant U.S. taxable income. The Cayman Islands currently impose no corporate taxation. We have been granted an exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. For the years ended December 31, 2007, 2006 and 2005 our income tax provision totaled $2.9 million, $0.7 million and $0.4 million, respectively, and consisted principally of withholding taxes on inter-company investment income and administrative charges. Deferred tax assets of approximately $76.6 million, $28.3 million and $14.5 million at December 31, 2007, 2006 and 2005, respectively, resulting from operating loss carry-forwards and other temporary differences of our subsidiaries, have been fully offset by valuation allowances.

Liquidity and Capital Resources

Cash and Investment Balances

        At December 31, 2007, our aggregate cash, restricted cash, short and long-term investments totaled $220.7 million compared to an aggregate of $514.9 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2006. The amounts held at December 31, 2007 include $40.7 million in cash and cash equivalents, $76.7 million in investments (including $21.5 million of illiquid ARS investments), $91.0 million of cash that is restricted to collateralize the derivative open positions required by the project finance facility and $12.3 million of cash that is restricted to working capital requirements at our San Cristobal mine and interest and principal payments on the project finance facility. At December 31, 2007, our aggregate unrestricted cash and investments (excluding ARS) totaled $95.9 million.

        The decrease in our aggregate balance of cash, restricted cash, short and long-term investments and restricted investments at December 31, 2007, compared to the prior year, is primarily the result of $148.9 million invested in property, plant and equipment related to the development of the San Cristobal mine; $166.0 million used to fund operations, property holding costs and administrative costs, net of interest and other income; and $57.9 million to settle maturing derivative positions and to purchase additional derivative positions. In addition, the value of our investments was reduced by a $34.5 million impairment to the carrying value of our ARS. The decrease in our cash and investment balances was partially offset by $80.4 million advanced by Sumitomo as its share of San Cristobal funding, $45.0 million of borrowings against the San Cristobal project finance facility and $4.5 million of proceeds from employee stock options exercised.

Sources and Uses of Funds

        During 2008, we expect to spend approximately $19 million to settle final invoices from certain San Cristobal contractors and to complete a mine truck shop and fuel tank farm, and an additional $33 million on various new capital projects at San Cristobal, including refurbishment of a number of water wells, purchase of additional concentrate transport containers, and other mine and plant projects.

        We expect to fund 2008 San Cristobal operating costs, income and other taxes, capital costs, financing costs and approximately $267 million in settlement of derivative positions required in connection with the San Cristobal financing (based on the year-end 2007 valuation of our derivative liability) primarily with operating cash flows generated from concentrate sales. Based on the anticipated ramp-up to full production by mid-year, we expect that up to an additional approximately $100 million of cash funding for San Cristobal may be required from Apex Silver and Sumitomo. Our share of this additional funding would total approximately $60 million (due to funding by Apex prior to year-end 2007, in advance of Sumitomo's corresponding funding), which we would expect to fund from available unrestricted cash and investments.

        The amount of additional cash funding that San Cristobal requires from Apex and Sumitomo will depend on, among other things, the amount and timing of concentrate production and the amount and timing of receipt of revenues, compared to the timing of required expenditures including the settlement of derivative positions. Because the mine has not yet reached full production capacity, the amount and timing of production and revenues are difficult to predict. If the San Cristobal ramp-up and production are delayed, the amount of required funding could increase.

        In 2008 we also expect to spend approximately $25 million on general corporate costs and interest related to our convertible debt and $21 million on exploration. We plan to fund these expenditures from existing unrestricted cash and investments, interest and other income, and from Sumitomo's deferred payments to us on silver and zinc production.

        If San Cristobal requires more cash funding than we currently expect, we could require external debt or equity financing in 2008 to fund San Cristobal or general corporate or exploration expenses. Also, we could require external debt or equity financing to fund future growth opportunities. Because we did not timely file our 2006 Form 10-K, our existing shelf registration statements are not available until April 1, 2008.

San Cristobal Project Finance Facility

        We have borrowed $225 million under a project finance facility (the "Facility") to complete the development of San Cristobal. The Facility was arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread. The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid by December 2012.

        In connection with the September 2006 sale to Sumitomo of a 35% interest in the subsidiaries that own and operate the San Cristobal mine, Sumitomo guaranteed the repayment of 35% of the project finance facility debt through project completion. (For this purpose completion is defined as the satisfaction of certain financial and operational requirements including the creation of operating and debt service reserves and meeting certain operational performance levels over specified periods of time and can occur no later than December 2008.)

        During the third quarter 2007, we and the Facility lenders entered into an agreement whereby certain sections of the original Facility agreement were amended. The amendments became effective on September 20, 2007, and among other things, allow for increased metals price assumptions to be used in each annual update to the financial model pursuant to which compliance with certain financial covenants of the Facility are measured. In addition, the amended agreement will require a larger percentage of principal to be repaid in earlier years and the mandatory cash flow sweep at each principal repayment date has increased from 35% to 45% of excess cash flow. Also, in connection with the amendments, we purchased at the money lead put options to protect the additional cash flow needed for the accelerated loan repayment schedule. The purchase price of the options was approximately $9.6 million and was funded 65% by us and 35% by Sumitomo. We have also funded a $91 million margin account, recorded as restricted cash non-current, and Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two banks holding the derivative positions. Funds remaining in the margin account will be released and the guarantee will be reduced one-third per year on the first business day of the years 2009 through 2011.

        The Facility contains covenants that require us, among other things, to achieve "completion" of the mine as defined in the Facility by year-end 2008 and to maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements. In some cases, such as the lenders' approval of the annual update to the San Cristobal operating plan and budget and ongoing compliance with such operating budget and plan, determining whether we are in compliance with the covenants depends, at least in part, on the reasonable judgment of the lenders.

        In addition, following "completion" of the mine, operations at the mine must meet certain minimum loan coverage ratios which must be computed using agreed metals prices, which are lower than current market prices. For example, for production during 2009, the forward looking debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. Although we anticipate that we will meet the financial ratios, material increases in projected costs or decreases in projected production could cause us to fail to comply with these financial ratios.

        Failure to meet one or more of these conditions or covenants or to cure related violations within specified periods could cause the lenders to declare us in default on our existing obligations. If such a default were declared and remained uncured, all borrowed amounts could become due and payable immediately and we may be required to immediately settle all outstanding hedge positions. There can be no assurance that we would be able to repay such amounts. If we were unable to repay the borrowed amounts or otherwise perform our obligations under the project finance facility, the lenders may be entitled, in certain circumstances, to enforce their lien and take possession of the secured assets, including the assets that comprise the San Cristobal mine. In addition, failure to pay amounts accelerated under the project finance facility could result in a default under the terms of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2007:

Contractual Obligations (thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible debt	$289,987	$—	$—	$—	$289,987
Interest payments convertible debt(1)	67,021	9,601	19,149	19,175	19,096
Principal payments on project finance facility(2)	225,000	32,625	135,000	57,375	—
Interest payments on project finance facility(2)	49,753	20,333	23,924	5,496	—
Capital leases	53,087	8,242	14,389	12,821	17,635
Interest payments on capital leases	29,733	7,396	11,272	7,283	3,782
Operating leases(3)	505	505	—	—	—
San Cristobal mine patent payments(4)	6,400	400	800	800	4,400
Derivative positions(5)	741,028	266,821	425,569	47,958	680

(1)
Total interest payments due on the convertible debt includes only those payments expected to be made through 2014 based on our expectation that the convertible debt holders may require us to repurchase the notes in 2014.

(2)
The amount shown is solely related to the project finance facility and reflects the accelerated amortization schedule approved by the lenders in September 2007. Interest on the project finance facility is based on LIBOR plus a credit spread, and the interest calculation is based on LIBOR at December 31, 2007.

(3)
The operating lease obligations are related to our corporate headquarters office.

(4)
The San Cristobal mine patent payments are payments we must make to the Bolivian government to maintain our rights to the San Cristobal mining concessions. Amounts shown include payments through termination of the currently planned mine life in 2023.

(5)
The amounts shown represent the fair market value of our open derivative positions as of December 31, 2007.

        From time to time we enter into lease option agreements related to exploration properties that are of interest to us. These agreements typically contain escalating lease payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and we have the right to terminate the agreements at any time.

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

Mineral Reserves

        Mineral reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain mineral reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect mineral reserves.

Mineral Properties

        When we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Beginning September 1, 1997, costs associated with our San Cristobal project have been capitalized to construction in progress. As of August 2007, these costs were transferred to the mining, equipment and machinery section of property plant and equipment concurrent with the completion of construction of the mine. Capitalized costs at San Cristobal include all direct costs associated with the project, certain interest costs, depreciation on assets being used to construct the project and other internally allocated costs directly associated with the advancement of the project.

Inventories

        Ore stockpiles and concentrate inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and future metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments during the startup phase at San Cristobal, are reported as a component of production startup income/(expense), net. No write-downs were recorded during the fourth quarter 2007. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpiles not expected to be processed within the next 12 months are classified as long-term.

Value Added Tax Recoverable

        We have recorded value added tax ("VAT") paid in Bolivia and related to the San Cristobal mine as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT is expected to be recovered through future production from the San Cristobal mine. Future changes to Bolivian tax law could have an adverse effect on our ability to recover the VAT paid in Bolivia. At December 31, 2007 the VAT recoverable was $95.3, including $8.6 million of recoverable Bolivian import duties.

Derivative Positions

        We record all open derivative positions on our consolidated balance sheet at estimated fair value. Changes in the fair value of the open derivative positions are recorded each period in earnings as we did not account for any of our derivatives as hedge transactions.

        We determine the fair value of the open derivative positions by applying market values obtained from the counterparties holding our derivative positions. We independently verify that the values received from the counterparties are based on major commodities price indices such as the LME and COMEX and other available market data. As of December 31, 2007, the fair market value of our open derivative positions was a net $741.0 million liability.

Asset Retirement Obligations

        We record asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS No. 143, the fair value of a liability for an asset retirement obligation ("ARO") is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting Asset Retirement Cost ("ARC") is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.

Revenue Recognition

        We sell our concentrates directly to smelters. We recognize a sale upon receipt of provisional payment, as this is the earliest point that both risk of loss and title transfer to the smelter.

        Concentrate sales are initially recorded based on 100% of the provisional sales prices. The provisional sales price is based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net of amounts retained by the smelter to cover its refining and treatment costs. Until final settlement, adjustments to revenue are recorded on a mark-to-market basis to reflect changes to the forward metals prices for the estimated date of settlement and changes in provisional metal quantities are adjusted upon receipt of new information and assays. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, we could be required to return a portion of the sales proceeds received based on the provisional invoice.

        Sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative does not qualify for hedge accounting and is marked to market through earnings each period prior to final settlement.

Income Taxes

        We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") on a tax jurisdictional basis. We and certain other of our subsidiaries do not file income tax returns. The Cayman Islands does not impose any form of income tax. Our subsidiaries file Bolivia, United States and certain other foreign country income tax returns. These tax returns and the amount of taxable income and loss reported are subject to examination by relevant taxing authorities.

        Currently, we have recorded a full valuation allowance against our deferred tax assets based on the judgement that is more likely than not that these deferred tax assets will not be utilized before their expiration. However, with the commencement of production at our San Cristobal mine during the third quarter 2007, it is possible that this assessment could change in future periods and certain of these deferred tax assets may be realizable in the future. Accordingly, in the future, we could release all, or a portion of, the valuation allowance currently offsetting the potential benefit of the deferred tax assets.

Auction Rate Securities

        Auction rate securities ("ARS") are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. Beginning in August 2007 and continuing through December 31, 2007, a number of ARS auctions began to fail resulting in a lack of liquidity for the investment. As of the end of the third quarter 2007, we were holding approximately $71.7 million of ARS. During the fourth quarter 2007, we liquidated ARS with a cost basis of $19.5 million for $15.7 million and recorded a $3.8 million loss. In addition, we recorded a $30.7 million impairment charge to earnings on the remaining ARS resulting in a remaining carrying value of $21.5 million at December 31, 2007. The fair value for each ARS was determined by us, with the assistance of a third party valuation firm, using discounted cash flow, market value comparison and option pricing models. Inputs into the model include significant assumption regarding default, recovery and prepayment rates. There can be no assurance that the ultimate disposition of these securities will not result in recoverable values significantly different from the estimates we have made.

        We will not be able to liquidate our investments in ARS until a future auction for the ARS is successful or we sell the ARS in a secondary market at a potentially substantial discount and accordingly, these ARS have been classified as non-current. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of short-term liquidity for the ARS will adversely affect our ability to conduct business.

        See Note 2 of the accompanying Notes to our Consolidated Financial Statements included in this Form 10-K for additional accounting policies.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under our $225 million project finance facility for the construction of the San Cristobal mine. The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes. The project finance facility bears interest at LIBOR plus a credit spread. As of December 31, 2007, we had borrowed the full $225 million amount available under the facility. An increase of 0.5% in the LIBOR would result in an annual increase in interest expense of $1.12 million. We have not entered into any agreements to hedge against unfavorable changes in interest rates but may in the future manage our exposure to interest rate risk.

        We invest excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. Based on the average cash balances outstanding during 2007, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3.7 million.

Foreign Currency Exchange Risk

        Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Bolivianos, Euros or other currencies. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of

Bolivianos against the U.S. dollar may result in an increase in operating expenses at the San Cristobal mine in U.S. dollar terms. To reduce this risk, we maintain minimum cash balances in all foreign currencies, including Bolivianos, and complete most of our purchases, including most purchases relating to the San Cristobal mine, in U.S. dollars. At December 31, 2007, we did not hold any foreign currency derivative positions.

Commodity Price Risk

        Now that San Cristobal mine has begun production, our primary source of revenue is from sales of concentrates containing silver, zinc and lead. As a result, changes in the price of any of these commodities could significantly affect our results of operations and cash flows.

        To complete the San Cristobal project finance facility, we were required to implement price protection for a portion of our planned silver, zinc and lead production from San Cristobal. We have entered into contracts utilizing forward sales, puts and calls. Non-cash mark-to-market gains and losses from these and other derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. See the Notes to our Consolidated Financial Statements, Note 11, "Sales Contracts and Derivative Positions" in our Consolidated Financial Statements beginning on page F-1.

        During the period July 2007 through December 31, 2007 we made cash payments of $48.3 million to settle the derivative positions maturing during that period. As of December 31, 2007, the fair value of our open derivative positions reflected a $741.0 million non-cash mark-to-market liability. In 2008, derivative positions for 2.8 million ounces of silver, 99,000 tonnes of zinc and 64,000 tonnes of lead, representing 18%, 42% and 80%, respectively, of our forecast 2008 silver, zinc and lead production, are scheduled to mature. Based on the year-end 2007 valuation of our derivative liability, we would expect to pay $267 million in 2008 to settle these derivative positions. In 2009, derivative positions for 6.6 million ounces of silver, 112,000 tonnes of zinc and 74,000 tonnes of lead are scheduled to mature. Based on the year-end 2007 valuation of our derivative liability, we would expect to pay approximately $277 million in 2009 to settle these derivative positions. The actual amounts required to be paid to settle these derivative positions depend on the price of metals at the time of settlement, and could be higher or lower than the amounts stated above. Depending on the price of the applicable metal at the time, the settlement of the derivative position could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules and contained in this Form 10-K at page F-1.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The management of the Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934), were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        The management of the Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.

        In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        Significant changes to the Company's internal control over financial reporting were made during the fourth quarter ended December 31, 2007. These changes resulted mainly from the implementation of two new major accounting processes in the area of the sales and marketing of metals concentrates and the refining and production of ore metals.

        Management designed and implemented controls in the revenue, receivables, cost of sales, finished goods inventories processes to ensure that transactions exists, are complete and accurate and are valued properly in accordance with generally accepted accounting standards. The following is a summary description of the two new major processes introduced in the fourth quarter ended December 31, 2007:

        Revenue and Accounts Receivables—Includes the proper recognition of revenue and recording of revenue transactions resulting from metal concentrates sold to our customers as well as the recording and valuation of customer accounts receivables.

        Cost of Goods Sold and Finished Goods Inventory—Includes the recording, processing of transactions, and accumulation of production costs incurred to mine, develop and refine a marketable metals concentrate product. In addition, this would also include the proper valuation of finished goods inventory levels and stock pile inventory levels at our plant and port site locations.

ITEM 9B:    OTHER INFORMATION

        None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

        We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions. A copy of the code of ethics is available on Apex Silver's website at www.apexsilver.com. To view, click on "About Apex Silver" on the left side of the page and then click on "Corporate Governance". In the event our board of directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

ITEM 11:    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K or incorporated by reference:
	(1)	Our consolidated financial statements are listed on the "Index to Financial Statements" on Page F-1 to this report.
	(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).
	(3)	The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and restated Memorandum of Association of Apex Silver.(1)
3.2	Amended and restated Articles of Association of Apex Silver.(1)
4.1	Specimen of certificates representing Apex Silver's ordinary shares, par value U.S. $0.01 each.(2)
4.2	Form of Warrant issued in connection with the January 2004 private placement.(3)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(4)
4.4	Form of Global Note, dated March 16, 2004.(4)
4.5	Form of Global Note, dated April 1, 2004.(5)
4.6	Form of Warrant issued in connection with the offering of our ordinary shares pursuant to a prospectus supplement filed April 3, 2003.(6)
4.7	Form of Warrant issued in connection with the offerings of our ordinary shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003.(6)
4.8	Indenture, dated October 15, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee.(7)
4.9	Form of Global Note, dated October 15, 2004.(7)
4.10	Form of Global Note, dated December 14, 2004.(8)
10.1	Management Services Agreement among Apex Silver and its subsidiaries.(9)
10.2	EPCM Services Supply Agreement between Minera San Cristobal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004.(10)
10.3	Open Pit Contract Mining Services Agreement between Minera San Cristobal, S.A. and Washington Group Bolivia, S.R.L.(11)
10.4	Employees' Share Option Plan(12)
10.5	2004 Equity Incentive Plan.(13)

10.6	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan.(11)
10.7	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan.(11)
10.8	Non-Employee Directors' Share Plan, as amended.(14)
10.9	Form of Option Grant to Non-Employee Directors(15)
10.10	Non-Employee Directors Deferred Compensation and Equity Award Plan.(16)
10.11	Form of Indemnification Agreement.(17)
10.12	Form of Change of Control Agreement.(10)
10.13	Retirement Agreement and Release dated February 13, 2006 between Keith R. Hulley, Apex Silver Mines Corporation and Apex Silver Mines Limited.(18)
10.14	Restricted Shares Award Agreement, dated February 21, 2006, between Apex Silver Mines Limited and Keith R. Hulley.(18)
10.15	Separation Agreement and Release, dated June 9, 2006, between Mark A. Lettes and Apex Silver Mines Corporation. (19)
10.16
Amended and Restated Collateral Pledge and Security Agreement, dated December 14, 2004 among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent.(8)
10.17	Underwriting Agreement, dated April 6, 2006, between Apex Silver Mines Limited and Harris Nesbitt Corp.(19)
10.18	Loan Agreement, dated December 1, 2005, between Minera San Cristobal, S.A., the Lenders identified therein and BNP Paribas, as Administrative Agent.(20)
10.19	Loan Agreement, dated December 1, 2005, between Minera San Cristobal, S.A. and Corporacion Andina de Fomento.(20)
10.20
Common Security Agreement, dated December 1, 2005, among Minera San Cristobal, S.A., Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L Apex Metals GmbH, BNP Paribas, Barclays Capital PLC, JPMorgan Chase Bank, N.A., Corporacion Andina de Fomento and the secured parties and hedge banks party thereto.(20)
10.21	Sponsor Pledge Agreement, dated December 1, 2005, between Apex Silver Mines Limited and JPMorgan Chase Bank, N.A.(20)
10.22	Completion Agreement, dated December 1, 2005, among Apex Silver Mines Limited, BNP Paribas, Barclays Capital PLC and JPMorgan Chase Bank, N.A.(20)
10.23
Omnibus Amendment Agreement, dated September 20, 2006, between Minera San Cristobal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A. R.L, Apex Metals GmbH, Apex Silver Finance Ltd., Gotlex Lageraktiebolag nr. 451, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A., the Senior Lenders party thereto and the Hedge Banks party thereto.(21)

10.24
Second Omnibus Amendment Agreement, dated September 4, 2007, between Minera San Cristobal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A. R.L, Apex Silver Finance Ltd., Apex Metals Marketing GmbH, Sumitomo Corporation, SC Minerals Aktiebolag, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A., the Senior Lenders party thereto and the Hedge Banks party thereto.(22)
10.25	Purchase and Sale Agreement, dated September 25, 2006, between Apex Silver Mines Limited, Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB and Sumitomo Corporation.(21)
10.26	MSC Shareholders Agreement, dated September 25, 2006, between Apex Silver Mines Sweden AB, Apex Luxembourg S.À R.L., Gotlex Lageraktiebolag nr. 451, and Minera San Cristobal, S.A.(21)
10.27	Deferred Payments Agreement, dated September 25, 2006, between Apex Silver Mines Sweden AB and Sumitomo Corporation.(21)
10.28	Option Agreement, dated September 25, 2006, between Apex Silver Mines Limited and Sumitomo Corporation.(21)
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of WLR Consulting, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes- Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes- Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

(11)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(12)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

(13)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-117202) filed July 7, 2004.

(14)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(15)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-53185) filed May 20, 1998.

(16)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(17)
Incorporated by reference to our Current Report on Form 8-K filed March 15, 2007.

(18)
Incorporated by reference to our Current Report on Form 8-K filed February 27, 2006.

(19)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(20)
Incorporated by reference to our Current Report on Form 8-K filed December 8, 2005.

(21)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(22)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed February 28, 2008 on its behalf by the undersigned, thereunto duly authorized.

APEX SILVER MINES LIMITED Registrant
By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ HARRY M. CONGER Harry M. Conger	Director	February 28, 2008
/s/ RODMAN L. DRAKE Rodman L. Drake	Director	February 28, 2008
/s/ OVE HOEGH Ove Hoegh	Director	February 28, 2008
/s/ IAN MASTERTON-HUME Ian Masterton-Hume	Director	February 28, 2008
/s/ KEITH R. HULLEY Keith R. Hulley	Director	February 28, 2008
/s/ KEVIN R. MORANO Kevin R. Morano	Director	February 28, 2008
/s/ TERRY M. PALMER Terry M. Palmer	Director	February 28, 2008
/s/ CHARLES B. SMITH Charles B. Smith	Director	February 28, 2008
/s/ GERALD J. MALYS Gerald J. Malys	Chief Financial Officer (Principal Financial Officer) and Senior Vice President, Finance	February 28, 2008
/s/ ROBERT P. VOGELS Robert P. Vogels	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

APEX SILVER MINES LIMITED

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Apex Silver Mines Limited:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

  PricewaterhouseCoopers LLP
  Denver, CO
  February 28, 2008

APEX SILVER MINES LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2007	December 31, 2006
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$40,736	$49,840
Restricted cash	12,313	31,942
Investments	52,243	325,536
Restricted investments	—	65,343
Inventories	44,211	6,332
Prepaid expenses and other assets	19,305	9,984

Current assets	168,808	488,977
Property, plant and equipment (net)	841,981	641,758
Ore stockpile inventories	76,914	21,341
Deferred financing costs	15,990	19,485
Value added tax recoverable	95,327	54,158
Restricted cash (Note 9)	91,000	—
Investments	24,407	42,255
Derivatives at fair value	8,475	—
Other	2,009	2,122

Total assets	$1,324,911	$1,270,096

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$55,957	$47,979
Accrued interest payable	4,982	3,405
Derivatives at fair value	266,820	39,080
Current portion of long-term debt	41,155	4,408

Current liabilities	368,914	94,872
Long-term debt	546,981	492,195
Derivatives at fair value	482,683	779,118
Deferred gain on sale of asset	945	1,400
Asset retirement obligation	6,981	5,761
Other long term liabilities	2,508	—

Total liabilities	1,409,012	1,373,346
Minority interest in subsidiaries (Note 14)	—	40
Commitments and contingencies (Note 17)
Shareholders' equity (deficit)
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,909,625 and 58,577,700 shares issued and outstanding, respectively	589	586
Additional paid in capital	677,203	669,487
Accumulated deficit	(761,783)	(773,339)
Accumulated other comprehensive loss	(110)	(24)

Total shareholders' equity (deficit)	(84,101)	(103,290)

Total liabilities and shareholders' equity (deficit)	$1,324,911	$1,270,096

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	The years ended December 31,
	2007	2006	2005
	(in thousands except per share data)
Revenues:
Sales of concentrates	$45,932	$—	$—
Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(42,941)	—	—
Production startup income/(expense), net	(13,483)	—	—
Exploration	(15,357)	(8,316)	(5,235)
Administrative	(21,857)	(21,247)	(17,860)
Gain (loss)—commodity derivatives	19,290	(715,120)	(151,515)
Gain (loss)—foreign exchange and currency derivatives	7,724	885	(678)
Asset retirement accretion expense	(600)	(406)	—
Other expense	(2,435)	—	—
Depreciation, depletion and amortization	(14,179)	(403)	(210)

Total operating expenses	(83,838)	(744,607)	(175,498)

Loss from operations	(37,906)	(744,607)	(175,498)
Other income and expenses:
Interest and other income	21,990	19,678	14,295
Royalty income (Note 18)	1,319	1,619	—
Gain on sale of interest in subsidiaries	—	199,600	—
Gain on extinguishment of debt	—	2,875	6,765
Loss on auction rate securities (Note 3)	(34,537)	—	—
Interest expense and other borrowing costs (net of $30.6, $26.1 and $6.9 million capitalized during 2007, 2006 and 2005, respectively)	(23,845)	(774)	(7,335)

Total other income and expenses	(35,073)	222,998	13,725

Loss before minority interest and income taxes	(72,979)	(521,609)	(161,773)
Income tax expense	(2,864)	(749)	(379)
Minority interest in loss of consolidated subsidiary (Note 14)	87,399	8,813	16

Net income (loss)	$11,556	$(513,545)	$(162,136)
Other comprehensive income (loss):
Unrealized loss on securities	(86)	(24)	(311)
Reclassification for loss on securities included in net income (loss)	—	243	—

Comprehensive income (loss)	$11,470	$(513,326)	$(162,447)

Net income (loss) per Ordinary Share—basic	$0.20	$(9.09)	$(3.34)

Net income (loss) per Ordinary Share—diluted	$0.20	$(9.09)	$(3.34)

Weighted average Ordinary Shares outstanding—basic	58,714,935	56,498,416	48,615,586

Weighted average Ordinary Shares outstanding—diluted	59,070,546	56,498,416	48,615,586

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Expressed in United States dollars)

					Accumulated Other Comprehensive income (loss)
	Ordinary Shares					Total Shareholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2004	47,679,797	$476.7	$443,229	$(97,658)	$68	$346,116
Stock options exercised ($9.37 per share)	31,118	0.3	292	—	—	292
Stock granted as compenstaion ($17.63 per share)	82,500	0.8	416	—	—	417
Stock compensation accrued	—	—	175	—	—	175
Fair value of stock options granted	—	—	2,381	—	—	2,381
Stock to consultants ($16.06 per share)	10,647	0.1	171	—	—	171
Stock to construct power line ($14.66 per share)	1,134,799	11.4	16,629	—	—	16,640
Shares issued to retire debt, ($15.59 per share)	1,490,029	14.9	23,220	—	—	23,235
Shares issued to purchase common stock of						—
unrelated entity, ($15.58 per share)	16,000	0.2	249	—	—	249
Unrealized loss on marketable equity securites	—	—	—	—	(311)	(311)
Net loss	—	—	—	(162,136)	—	(162,136)

Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(259,794)	$(243)	$227,229
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	5,451	—	—	5,451
Stock options exercised ($12.52 per share)	283,425	2.8	3,406	—	—	3,409
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	219	219
Net loss	—	—	—	(513,545)	—	(513,545)

Balance, December 31, 2006	58,577,700	$585.8	$669,487	$(773,339)	$(24)	$(103,290)
Stock compensation accrued	—	—	3,193	—	—	3,193
Stock options exercised ($11.78 per share)	394,325	3.9	4,522	—	—	4,526
Stock granted as compensation ($16.49 per share)	57,150	0.6	—	—	—	1
Stock compensation restricted shares canceled(1)	(119,550)	(1.2)	—	—	—	(1)
Unrealized loss on marketable equity securities	—	—	—	—	(86)	(86)
Net income	—	—	—	11,556	—	11,556

Balance, December 31, 2007	58,909,625	$589.1	$677,203	$(761,783)	$(110)	$(84,101)

(1)
Prior to 2007, restricted shares granted as compensation were issued and held in escrow until vesting. The Company's current practice is to issue shares only on vesting. Accordingly, the Company canceled 119,550 restricted shares held in escrow; those shares will be issued if and when they vest.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note16)	$(166,029)	$(70,727)	$(24,338)

Cash flows from investing activities:
Purchase of available-for-sale investments	(558,784)	(627,320)	(635,950)
Sale of available-for-sale investments	793,390	324,842	811,990
Purchase of held-to-maturity investments	—	(24,662)	(5,466)
Sale of held-to-maturity investments	5,619	35,613	145,538
Purchase of available for sale restricted investments	(32,150)	(251,500)	—
Sale of available for sale restricted investments	109,050	279,900	335
Purchase of held-to-maturity restricted investments	(2,818)	(22,199)	(27,343)
Sale of held-to-maturity restricted investments	7,800	66,676	14,776
Payment of derivative premiums and settlements, (net)	(57,880)	(48,293)	(101)
Advance for construction of port facility	(4,000)	—	(2,000)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	(71,371)	103,239	(135,036)
Proceeds from sale of interest in subsidiary	258	224,000	—
Payment of selling costs related to sale of interest in subsidiary	—	(6,384)	—
Additions to property, plant and equipment	(148,860)	(276,924)	(168,612)

Net cash provided by (used in) investing activities	40,254	(223,012)	(1,869)

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares (net of issuance costs of $0, $4.8 million and $0 for 2007, 2006 and 2005 respectively)	—	156,794	16,640
Payment of debt issuance costs	(650)	(671)	(12,421)
Payment of notes and long term debt	(12,600)	(2,176)	(1,236)
Proceeds from note to power line contractor	—	1,415	—
Borrowings under project finance facility	45,000	180,000	—
Minority interest contributions	80,395	—	—
Proceeds from exercise of stock options and warrants	4,526	3,409	292

Net cash provided by financing activities	116,671	338,771	3,275

Net increase (decrease) in cash and cash equivalents	(9,104)	45,032	(22,932)
Cash and cash equivalents, beginning of period	49,840	4,808	27,740

Cash and cash equivalents, end of period	$40,736	$49,840	$4,808

Supplemental information:
Interest paid, net of amounts capitalized	$16,595	$774	$10,883

Income taxes paid	$216	$749	$379

Supplemental non-cash transactions: (Note 16)

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Operations

        The Company is a mining, exploration and development company that owns 65% of and operates the San Cristobal silver, zinc and lead mine in Bolivia. The Company has focused its resources primarily on the development of the San Cristobal mine, which began producing silver bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operation levels in the fourth quarter 2007. Prior to the third quarter 2007 the Company had no mining operations from which product was being produced and sold; consequently, the Company had not previously reported operating income. Although the Company's senior corporate and operating management have significant experience in operating very large mining complexes in many countries, the Company has never operated a mine and there are certain risks associated with the Company's ability to successfully achieve anticipated production volumes, manage cost increases and operate the mine in accordance with the terms and covenants of the related project finance facility as described in Note 9.

        The Company also conducts exploration activities primarily in South America and Central America and currently holds interests in non-producing mineral properties in Argentina, Mexico, Peru, Bolivia, Ecuador and Australia.

        From its December 22, 1994 inception through October 1, 2007, the Company was considered to be a development stage company per the guidance of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" ("FAS No. 7"), which required among other things the reporting of inception to date results of operations, cash flows and other financial information With the commencement of operations at the Company's San Cristobal mine in Bolivia, the Company is no longer subject to the requirements of FAS No. 7, including the inception to date reporting. Consequently these consolidated financial statements are reported in accordance with generally accepted accounting principles for an operating company and do not reflect inception to date information.

2. Summary of Significant Accounting Policies

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; estimates of recoverable metals in stockpiles; estimates of the future value of concentrates sold on a provisional basis; the fair market value of auction rate securities for which auctions have failed; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

        The policies adopted, considered by management to be significant, are summarized as follows:

  a.
  Basis of consolidation

        These consolidated financial statements include the accounts of the Company, its more than 50% owned subsidiaries, including its 65% owned subsidiaries holding the San Cristobal mine, and San Cristobal Transportadora de Electricidad S.A. ("SC TESA"), a variable interest entity consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R (see Note 2p). All intercompany transactions and balances have been eliminated at consolidation.

        The Company consolidates more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. If the Company does not own 100% of a consolidated subsidiary, it recognizes a minority interest in the subsidiary and a minority interest in the gains or losses recorded by the subsidiary. In cases where losses applicable to the minority interest in a subsidiary exceed the minority interest investment in the subsidiary, such excess and any further losses ordinarily applicable to the minority interest are charged against the Company's interest, if the minority interest does not have any obligation to fund such losses. Future earnings, if any, are credited to the Company to the extent that losses attributable to the minority interest were previously absorbed by the Company.

        On September 25, 2006 the Company sold 35% interests in the subsidiary holding its San Cristobal mine, the subsidiary that markets the San Cristobal concentrates and the subsidiary that holds the derivative positions required by the project finance facility to Sumitomo Corporation ("Sumitomo") for $224 million in cash and retention of certain interests in future silver and zinc production. Pursuant to the Company's principles of consolidation, the Company fully consolidates the results of operations of its San Cristobal mine and reports Sumitomo's participation as a minority interest.

  b.
  Translation of foreign currencies

        Substantially all expenditures and sales are made in United States dollars. Accordingly, the Company and its subsidiaries use the United States dollar as its functional and reporting currency.

  c.
  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  d.
  Restricted cash and investments

        The Company segregates cash and investments, the use of which is restricted by contractual agreement, and reports these amounts separately in the financial statements. At December 31, 2007 the Company had deposited $91.0 million in an account to collateralize its derivative positions as required by the amended project finance facility agreement. The unused funds remaining in the account will decrease by one-third on the first business day following December 31 of each of the years 2008, 2009 and 2010. At December 31, 2007 the $91.0 million was recorded to non-current restricted cash. In addition, at December 31, 2007 the Company had recorded as current restricted cash $12.3 million held in an account the use of which is restricted to providing operating capital for the San Cristobal mine and the payment of the project finance facility principal and interest. Twice a year in June and December, beginning in December 2008, 55% of any excess cash in the account, as defined in the

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

project finance facility, can be distributed to the Company and Sumitomo with the remaining 45% being applied as a principal payment to the project finance facility.

  e.
  Investments

        Available for Sale—Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered other than temporarily impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations. See Auction Rate Securities below regarding impairments recorded during the year ended December 31, 2007. No impairments were recorded for the years ended December 31, 2006 and 2005.

        Held to Maturity—Held to maturity investments are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Income is recorded based upon the current yield of the security. Any non-temporary impairment in value will be recorded in the statement of operations at the date of the impairment. No impairments were recorded for the years ended December 31, 2007, 2006 and 2005.

        Auction Rate Securities—Auction rate securities ("ARS") are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. Beginning in August 2007 and continuing through December 31, 2007 a number of ARS auctions began to fail resulting in a lack of liquidity. At the time the auctions began failing the Company was holding approximately $71.7 million of ARS investments for which auctions have failed. During the fourth quarter 2007 the Company liquidated ARS investments with a cost basis of $19.5 million for $15.7 million and recorded a $3.8 million loss. In addition, during the third and fourth quarters of 2007, the Company recorded a total of $30.7 million of impairment charges to earnings on the remaining ARS investments resulting in a remaining carrying value of $21.5 million at December 31, 2007 (see Note 3).

        The Company will not be able to liquidate its investments in ARS until a future auction is successful or it sells the ARS in a secondary market at a potentially substantial discount. Accordingly, these ARS have been classified as non-current. Based on the Company's current cash, investment balances and expected operating cash flow, it does not anticipate that the lack of short-term liquidity for the ARS will adversely affect its ability to conduct business.

  f.
  Inventories

        Ore stockpiles and concentrate inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and future metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. Initial concentrate inventories produced during the startup phase at San Cristobal were recorded at net realizable value while subsequent concentrate inventories produced at San Cristobal have been recorded at cost. The full $23.4 million of concentrate inventories recorded at December 31, 2007 were recorded at cost. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpiles not expected to be processed within the next 12 months are classified as long-term (see Note 5).

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

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

  Concentrate Inventories

        Concentrate inventories represent silver bearing zinc and lead concentrates available for shipment. Concentrate inventories are valued at the average cost of the ore sent to the processing plant from the mine or from the ore stockpiles plus the plant processing costs incurred, including applicable depreciation related to the processing facilities and an allocable portion of mine site administrative costs and related overhead. Costs are added to and removed from the concentrate inventory based on tonnes of concentrate produced or sold and are valued at the lower of average cost or net realizable value.

  Materials and Supplies Inventories

        Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of obsolete stock that is subject to impairment.

  g.
  Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. For acquired mineral properties with proven and probable reserves, the Company capitalizes acquisition costs and subsequent development costs. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

        Beginning September 1, 1997 and continuing through July 31, 2007, the date on which operations commenced, all costs associated with the Company's San Cristobal mine were capitalized. Capitalized costs at San Cristobal include all direct costs associated with construction of the mine, certain interest, depreciation on assets being used to construct the mine and other internally allocated costs directly associated with the advancement of mine development.

        No amounts related to other mineral properties have been capitalized at December 31, 2007.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

  h.
  Property, plant and equipment

        Buildings are stated at cost and are depreciated using the straight—line method over useful lives of thirty to forty years or the life of the mine whichever is shorter. Mining equipment and machinery are stated at cost and are depreciated using either the units-of-production method over the life of mine or the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter. Other furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

        The Company records a lease as a capital lease if at the lease inception it meets one or more of four criteria in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS No. 13"). The Company records capital leases as an asset and an obligation at the lesser of an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term or the fair value of the leased assets.

  i.
  Asset retirement obligations

        The Company records asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS No. 143, the fair value of a liability for an asset retirement obligation ("ARO") is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost ("ARC") is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 10).

  j.
  Asset impairment

        The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. No impairments were recorded for the years ended December 31, 2007, 2006 and 2005.

  k.
  Deferred financing costs

        The company defers direct costs incurred in connection with obtaining financing and amortizes the costs over the life of the respective financing.

  l.
  Revenue Recognition

        The Company sells its concentrates directly to smelters. The Company recognizes a sale upon receipt of provisional payment, as this is the earliest point that both risk of loss and title transfer to the smelter.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

        Concentrate sales are initially recorded based on 100% of the provisional sales prices. The provisional sales price is based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net of amounts retained by the smelter to cover its refining and treatment costs. Sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative does not qualify for hedge accounting and is marked to market through earnings each period prior to final settlement. Until final settlement, adjustments to revenue are recorded on a mark-to-market basis to reflect changes to the forward metals prices for the estimated date of settlement and changes in metal quantities are adjusted upon receipt of new information and assays. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

        The Company began producing and selling silver bearing lead and zinc concentrates during the third quarter 2007. The Company continued to commission, calibrate and test the San Cristobal plant through the third quarter 2007 and concluded that commercial production had not yet been reached. Consequently, the sale of $6.7 million of concentrates during that period was netted against $20.2 million of operating expense incurred during the period, including an adjustment to the net realizable value of the inventory produced, and the resulting $13.5 million of net expense is reported as production startup income/(expense), net on the accompanying financial statements. The $6.7 million of concentrate sales made during the third quarter 2007 is net of a fourth quarter mark-to-market adjustment of $1.0 million to the $7.7 million of sales originally reported at September 30, 2007. Commercial production was achieved at San Cristobal during the fourth quarter 2007, and concentrate sales, net and costs applicable to sales have been reported accordingly.

  m.
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

        Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"), using the modified prospective approach, which revised FAS No. 123. The Company also adopted the short-cut method for calculating the pool of windfall tax benefits as allowed by FAS No. 123R and determined it to be zero. The adoption of FAS No. 123R did not have a material impact on the Company's financial position or results of operations.

        The Company recognizes stock based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company recognized stock based compensation costs of $3.2 million, $5.4 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005 respectively (see Note 13).

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

  n.
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

        Outstanding options, restricted stock and warrants to purchase 355,611 Ordinary Shares were included in diluted earnings per share for the period ended December 31, 2007. At December 31, 2007 outstanding options, restricted stock and warrants to purchase 2,779,104 Ordinary Shares and notes convertible into 10,132,320 Ordinary Shares were not included in the computation of diluted earnings per share, because to do so would have been antidilutive. At December 31, 2006 and 2005, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been antidilutive. Therefore, basic loss per share is the same as dilutive loss per share for the years ended December 31, 2006 and 2005.

  o.
  Derivative positions

        The Company records all open derivative positions on its consolidated balance sheet at estimated fair value. Changes in the fair value of the open derivative positions are recorded each period in earnings as the Company did not account for any of its derivatives as hedge transactions.

        The Company determines the fair value of its open derivative positions by applying market values obtained from the counterparties holding the Company's derivative positions. The Company independently verifies that the values received from the counterparties are based on major commodities price indices such as the London Metals Exchange and New York Commodities Exchange and other available market data. As of December 31, 2007 and 2006, the fair market value of the Company's open derivatives positions were a net $741.0 million liability and $818.2 million liability, respectively (see Note 11).

  p.
  Variable Interest Entities

        During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, "Variable Interest Entities" ("FIN 46R"), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities ("VIEs"). In April 2005 the Company entered into a long-term contract with San Cristobal Transportadora de Electricidad, S.A. ("SC TESA"), a subsidiary of Ingelec, S.A., ("Ingelec"), a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristobal mine from the Bolivian power grid. The Company has determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving the Company control of SC TESA, the Company is deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA beginning in April 2005. At December 31, 2007 the consolidation of SC TESA results in the elimination of a $21.9 million note receivable from SC TESA and the recognition of $0.1 million of additional cash, $20.2 million of additional property, plant and equipment and $3.1 million of additional value added tax recoverable. In addition, $4.2 million of electrical transmission revenue is eliminated and the Company recognizes a minority interest offset to

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

net income (loss) equal to SC TESA's share of the transmission fee earnings representing 100% of such earnings (see Note 14).

  q.
  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in stockholders' equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2007, 2006 and 2005 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

  r.
  New Accounting Standards

        During February 2007 the FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("FAS No. 159"). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115") applies to all entities with available-for-sale and trading securities. FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company). The Company does not expect the adoption of FAS No. 159 to have a material impact on its financial position or results of operations.

        During September 2006 the FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS No. 157"). FAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S.GAAP, expands disclosures about fair value measurements and addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. FAS No. 157 does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2008 for the Company). However, on December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend FAS No. 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of FAS no. 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2009 for the Company) and interim periods within those fiscal years. During February 2008 the FASB confirmed and made effective the FSP. The Company does not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

        During December 2007 the FASB issued Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements"' ("FAS No. 160"). A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Summary of Significant Accounting Policies (Continued)

consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption of FAS No. 160, the Company will no longer report minority interest in the "mezzanine", but will reflect such interests as part of shareholder's equity. Furthermore, FAS No. 160 changes the way transactions among shareholders are accounted for and allows the full allocation of losses to the non-controlling interest, even when non-controlling interest's equity balance is in a deficit position. Historically the Company has absorbed losses in excess of its interest in certain subsidiaries as described in Note 14.

        During December 2007 the FASB issued Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("FAS No. 141R"). FAS No. 141R provides revised guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests, and goodwill acquired. FAS No. 141R also expands required disclosures around the nature and financial effects of business combinations. FAS No. 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact FAS No. 141R would have on its financial position and results of operations should it enter into a business combination in the future.

        During September 2007 the FASB issued Proposed FASB Staff Position No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP No. 14-a"). FSP No. 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement FAS No. 133. FSP No. 14-a will require the liability and equity components of convertible debt instruments to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If a convertible debt instrument within the scope of FSP No. 14-a is settled through the issuance of cash, stock, or any combination thereof, or if a modification or exchange of an instrument is accounted for as an extinguishment, an issuer will recognize separately the extinguishment of the liability component and the reacquisition of the equity component. Any difference between the settlement consideration attributed to the liability component and its carrying amount is recognized in the income statement as a gain or loss on debt extinguishment. Any difference between the consideration attributed to the equity component and its carrying amount is recognized in stockholders' equity. The Company is currently evaluating what impact if any FSP No. 14-a will have on the Company's financial position or results of operations if the FASB were to require its adoption.

3. Investments

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than 3 months, but not exceeding 12 months. Long-term investments include investments with maturities greater than 12 months.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Investments (Continued)

        The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost and include government agency and corporate obligations. Available for sale investments are marked to market at each reporting period with changes in value recorded as a component of other comprehensive income (loss). If declines in value are deemed other than temporary, a charge is made to net income (loss) for the period. The Company invests only in government and corporate securities rated "investment grade" or better.

        A portion of the Company's investments are held in auction rate securities ("ARS") which had credit ratings ranging from AA to AAA at the time of purchase. ARS are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS held by the Company primarily consists of collateralized debt obligations, mortgage backed securities and collateralized loan obligations. At the beginning of 2007, the Company held approximately $366.6 million in ARS of which all but $71.7 million were liquidated at par value by the end of July 2007. Beginning in August 2007 and continuing through December 31, 2007, auctions on the remaining $71.7 ARS began and continued to fail resulting in a lack of liquidity for the ARS. During the fourth quarter 2007 the Company liquidated ARS with a cost basis of $19.5 million for $15.7 million and recorded a $3.8 million loss. In addition, during the third and fourth quarters of 2007, the Company recorded a total of $30.7 million of impairment charges to earnings on the remaining ARS with an original cost of $52.2 million resulting in a carrying value of $21.5 million at December 31, 2007. The Company determined that the impairment was other than temporary, in accordance with FAS No. 115 and SEC Staff Accounting Bulletin, Topic 5-M, and consequently recorded the $30.7 million charge to earnings. The fair value for each ARS was determined by the Company, with the assistance of a third party valuation firm, using a discounted cash flow model. Inputs into the model include significant assumptions regarding default, recovery and prepayment rates. There can be no assurance that the ultimate disposition of these securities will not result in recoverable values significantly different from the estimates made by management.

        The remaining $21.5 million of ARS, net of impairment charges, are classified as long-term investments at December 31, 2007 as the Company does not anticipate liquidating these remaining ARS during the next 12 months. Although the Company is earning higher interest rates on these ARS, it will not be able to access the funds until a future auction for the ARS is successful or it sells the securities in a secondary market potentially at a substantial discount. The credit rating agencies have not evaluated these ARS subsequent to the date the Company purchased them and any future evaluations by the credit agencies could result in downgrades to the credit ratings of the Company's remaining ARS. Based on the Company's current cash, investment balances and expected operating cash flows, it does not anticipate that the lack of short-term liquidity for the ARS will adversely affect its ability to conduct business.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Investments (Continued)

        The following tables summarize the Company's investments at December 31, 2007 and December 31, 2006:

December 31, 2007	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$761	$654	$654
Corporate notes	36,040	35,946	35,946
Government bonds	13,635	13,643	13,643

Total available for sale	50,436	50,243	50,243
Held to maturity
Government bonds	2,000	2,001	2,000

Total held to maturity	2,000	2,001	2,000

Total short term	$52,436	$52,244	$52,243

Long-term:
Available for sale
Corporate notes	$2,900	$2,897	$2,897
Auction rate securities	21,510	21,510	21,510

Total available for sale	24,410	24,407	24,407

Total long term	$24,410	$24,407	$24,407

December 31, 2006	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$761	$779	$779
Corporate notes	5,935	5,995	5,995
Government bonds	6,972	6,973	6,973
Auction rate securities	306,785	306,789	306,789

Total available for sale	320,453	320,536	320,536
Held to maturity
Government bonds	5,000	4,991	5,000

Total held to maturity	5,000	4,991	5,000

Total short term	$325,453	$325,527	$325,536

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Investments (Continued)

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

        Quoted market prices at December 31, 2007 and 2006 respectively were used to determine the fair values of the above investments except for the ARS at December 31, 2007 as discussed above.

  Credit Risk

        Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. The Company mitigates credit risk for cash and equivalents and investments by placing its funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated "investment grade" or better. (See the discussion above regarding the Company's ARS investments.)

        The Company investments are all held by financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation. Of the Company's $220.7 million total of cash and cash equivalents, restricted cash and short and long term investments at December 31, 2007, $215.9 million was held at four large multinational banks.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2007	2006
	(in thousands)
Trade receivables	$3,110	$—
Current portion of note receivable	2,728	—
Prepaid insurance	3,651	1,949
Accrued interest receivable	768	1,348
Prepaid contractor fees and vendor advances	5,615	3,507
Prepaid import taxes and duties receivable	49	1,637
Deferred payments receivable	1,928	—
Other	1,456	1,543

	$19,305	$9,984

        Trade receivables consist of provisional amounts receivable from smelters for concentrate sales and may be adjusted for grade, weight and market value prior to or upon final settlement (see Note 2.l). The current portion of notes receivable is related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 8). Prepaid contractor fees and vendor advances at December 31, 2007 consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristobal mine. The prepaid contractor fees and vendor advances at December 31, 2006 consist primarily of advance payments made to contractors for construction work performed at the San Cristobal mine during development.

        Under the terms of the sale to Sumitomo of a 35% interest in the subsidiary holding our San Cristobal mine, the Company retained certain interests in future silver and zinc production from Sumitomo's interest in San Cristobal mine production. Deferred payments receivable are related to amounts receivable from Sumitomo related to those retained interests in San Cristobal mine silver and zinc production (see Note 14).

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Inventories

        Inventories at the San Cristobal mine at December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
	(in thousands)
Current:
Concentrate inventories	$23,377	$—
Sulfide ore stockpiles	834	3,183
Material and supplies	20,000	3,149

Total current inventories	$44,211	$6,332

Long-Term:
Sulfide ore stockpiles	$15,092	$—
Oxide ore stockpiles	61,822	21,341

	$76,914	$21,341

        Concentrate inventories consist of approximately 19,863 tonnes of concentrates and are carried at the lower of cost or market. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and are carried at cost. Material and supplies inventory consist primarily of fuel, reagents and operating supplies at the San Cristobal mine and are carried at the lower of cost or market.

6. Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and related to the San Cristobal mine as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income tax. The VAT is expected to be recovered through future production from the San Cristobal mine. Future changes to Bolivian tax law could have an adverse effect on the Company's ability to recover the VAT. At December 31, 2007 and 2006, the VAT recoverable was $95.3 million and $54.2 million, respectively. The VAT recoverable amounts include $8.6 million and $5.3 million of recoverable Bolivian import duties for the years ended December 31, 2007 and 2006, respectively.

        The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recovery.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

7. Property, Plant and Equipment, Net

        The components of property, plant, and equipment, net were as follows:

	December 31, 2007	December 31, 2006
	(in thousands)
Mineral properties	$238,833	$117,390
Construction in progress	9,287	482,979
Buildings	14,576	13,590
Mining equipment and machinery	525,594	13,580
Other furniture and equipment	4,669	3,166

	792,959	630,705
Less: Accumulated depreciation	(20,313)	(6,962)

	772,646	623,743

Equipment under capital lease	69,107	22,183
Less: Accumulated depreciation	(11,918)	(4,168)

	57,189	18,015

Port facilities under lease	12,283	—
Less: Accumulated depreciation	(137)	—

	12,146	—

	$841,981	$641,758

        Mineral properties include engineering, financing and other costs not attributable to specific fixed assets at the San Cristobal mine. At December 31, 2006 certain of the mineral properties costs were being accumulated in construction in progress.

        The Company has a 17 year contract with a third party to provide port services at the port facilities in Mejillones, Chile. Certain assets constructed at the port are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities. The Company has evaluated its contractual agreement with the port and has determined that the agreement contains a leasing arrangement with respect to the assets that will be operated exclusively for the use of the Company. Following the guidance of Financial Accounting Standard No. 13, "Accounting for Leases," the Company is deemed to be the owner of the assets for which it has exclusive use. Accordingly, the Company has recorded $12.3 million to port facilities under lease with an offsetting financing obligation related to those assets (see Note 9). The port assets were put into service during the third quarter 2007 and the Company has begun recording depreciation on these assets.

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 totaled $14.2 million, $0.4 million, and $0.2 million respectively. For the years ended December 31, 2007, 2006 and 2005, depreciation associated with the San Cristobal mine was capitalized in the amounts of $3.2 million, $5.2 million, and $2.7 million respectively.

        At December 31, 2007 and 2006 the Company had recorded capitalized interest of $65.1 million and $35.5 million respectively, to the San Cristobal property. The capitalized interest amounts are

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

7. Property, Plant and Equipment, Net (Continued)

related to the Convertible Senior Subordinated Notes, the project finance facility and equipment under capital lease. Borrowings under the project finance facility are collateralized by the Company's assets at the San Cristobal mine (see Note 9).

        At December 31, 2007 the Company recorded a lease obligation of $53.1 million related to outstanding capital leases and a lease liability of $12.0 million related to the port facility (see Note 9).

8. Other Long Term Assets

        At December 31, 2007 other long term assets consists primarily of the $2.0 million long-term portion of a $4.7 million note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company (see Note 4). The balance of the note plus accrued interest at December 31, 2006 was approximately $2.1 million and was all recorded to other long-term assets. The note and accrued interest are being repaid by applying a portion of the amounts owed for port charges by the San Cristobal mine to the outstanding note and accrued interest balances. Construction of the port facilities was completed during the second quarter 2007 and the note and accrued interest are expected to be fully recovered by December 2009. San Cristobal began incurring port fees in May 2007, and at December 31, 2007 approximately $1.8 million of port fees have been applied to reduce the principal amount of the note and accrued interest.

9. Debt

        The Company's debt consists of the following:

	December 31, 2007		December 31, 2006
	Current	Long-term	Current	Long-term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	109,987
Project finance facility	32,625	192,375	—	180,000
Note payable to Ingelec for power line	—	—	1,415	—
Note assigned to Sumitomo	—	8,013	—	7,853
Capital leases	8,242	44,845	2,993	14,355
Port lease liability	288	11,761	—	—

	$41,155	$546,981	$4,408	$492,195

2.875% Notes and 4.0% Notes

        Both the 2.875% Convertible Senior Subordinated Notes and the 4.0% Convertible Senior Subordinated Notes (the "Notes") are convertible into the Company's Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders may convert

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Debt (Continued)

their Notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. Full conversion of the Notes would result in the issuance of approximately 10.1 million of the Company's Ordinary Shares. Accumulated interest on the Notes is paid twice a year in March and September. At December 31, 2007 none of the Notes have been converted.

        During 2005 and 2006 the Company issued 2,576,682 of its Ordinary Shares, valued at $40.3 million, to repurchase $50.0 million of its outstanding Notes. The transactions represented early extinguishments of debt and the Company recorded related gains of $2.9 million and $6.8 million for the years ended December 31, 2006 and 2005, respectively. The Company also recognized accelerated amortization of deferred issuance costs of $0.5 million and $0.9 million related to these extinguishments during 2006 and 2005, respectively. The Notes purchased in the transactions have been cancelled.

        Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions. During 2007, 2006 and 2005, the Company amortized approximately $1.1 million, $1.6 million and $2.1 million of the deferred costs, respectively. At December 31, 2007 the unamortized balance of deferred financing costs related to the Notes was approximately $6.5 million.

San Cristobal Mine Finance Facility

        In December 2005 the Company closed on a $225 million project finance facility (the "Facility"), arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. Borrowings from the Facility were used to complete the development of the Company's San Cristobal mine. As of December 31, 2007 the Company had borrowed the full $225 million available under the Facility. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread. The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid by December 2012.

        In connection with the September 2006 sale to Sumitomo of a 35% interest in the subsidiaries that own and operate the San Cristobal mine, Sumitomo guaranteed the repayment of 35% of the Facility through project completion. (For this purpose completion is defined as the satisfaction of certain financial and operational requirements, including the creation of operating and debt service reserves and achieving certain operational performance levels over specified periods of time, and can occur no later than December 2008.)

        During the third quarter 2007 the Company and the Facility lenders entered into an agreement whereby certain sections of the original Facility agreement were amended. The amendments became effective on September 20, 2007, and among other things, allow for increased metals price assumptions to be used in each annual update to the financial model pursuant to which compliance with certain financial covenants of the Facility is measured. In addition, the amended agreement requires a larger percentage of principal to be repaid in earlier years and the mandatory cash flow sweep at each principal repayment date has increased from 35% to 45% of excess cash flow. In connection with the

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Debt (Continued)

amendments, the Company purchased at the money lead put options to protect the additional cash flow needed for the accelerated loan repayment schedule. The purchase price of the options was approximately $9.7 million and was funded 65% by the Company and 35% by Sumitomo (see Note 11). The Company has also funded a $91 million margin account, recorded as non-current restricted cash, and Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two banks holding the derivative positions. Unused funds remaining in the margin account will be released and the guarantee will be reduced one-third per year on the first business day following December 31st of each of 2008, 2009 and 2010.

        The Facility contains covenants that require the Company, among other things, to maintain certain security interests, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements. In some cases, such as the lenders' approval of the annual update to the San Cristobal operating plan and budget and the Company's obligation to operate in all material aspects in accordance with the operating plan and budget, determining whether the Company is in compliance with the covenants depends, at least in part, on the reasonable judgment of the lenders. In addition, the Company must meet certain forward looking debt service coverage ratios using forecasts for metals prices that are substantially below current spot and forward market prices. The Facility requires compliance by December 15, 2008 with a 6-month forward looking debt service coverage ratio using 2009 metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. The Company expects to comply with this ratio; however, given the inherent uncertainty of future production levels, metal recovery rates and costs, the Company may fail to comply with this or other ratios.

        In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The Court's ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. Although the Court's ruling is not expected to impact the Company's ability to operate the San Cristobal mine, the ruling may limit the transferability of the Company's mining concessions and may call into question the enforceability of the pledges of our concessions to the lenders under the Facility.

        Failure to meet one or more of the above or other conditions or covenants or to cure related violations within specified periods could permit the lenders to declare the Company in default on its obligations under the Facility. If a default were declared and remained uncured, and if the Company could not negotiate a permanent or temporary waiver of these conditions or covenants, all borrowed amounts could become due and payable immediately and the Company could be required to immediately settle all outstanding hedge positions. There can be no assurance that the Company would be able to repay borrowed amounts and settle the derivative positions. If the Company were unable to repay the borrowed amounts or otherwise perform its obligations under the Facility, the lenders could be entitled, in certain circumstances, to enforce their liens and take possession of the secured assets, including the assets that comprise the San Cristobal mine. In addition, failure to pay amounts accelerated under the Facility could result in a default under the terms of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024. At December 31, 2007 the Company was in compliance with conditions and covenants of the Facility.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Debt (Continued)

        Direct costs incurred in obtaining the Facility were deferred and are being amortized to interest expense, using the effective interest method, over the term of the facility. At December 31, 2007 the unamortized balance of deferred financing costs related to the Facility was approximately $9.5 million.

        For the years 2008 through 2012 the Company will be required to make principal payments on the Facility in the amounts of $32.6 million, $83.3 million, $51.7 million, $34.9 million and $22.5 million, respectively.

Sumitomo Note Assignment

        The Company has loaned funds to SC TESA, the contractor that has constructed the power line for the San Cristobal mine, and holds a note receivable from SC TESA in the amount of $21.9 million, which is eliminated in consolidation per the guidance of FIN 46R. The Company is receiving repayment of the note from SC TESA in the form of credits against electric transmission charges to the San Cristobal mine. In connection with the sale of 35% of the San Cristobal mine to Sumitomo, the Company sold 35% of the $21.9 million note to Sumitomo. As the Company receives payments from SC TESA it must pay Sumitomo its 35% share of such payments. As a result, at December 31, 2007 the Company has recorded a note payable to Sumitomo in the amount of $8.0 million, which includes accrued interest.

Capital Leases

        Certain mining equipment at the San Cristobal mine is under lease from the contractor that provides the mining services at the San Cristobal mine. At December 31, 2007 and 2006 the Company had recorded capital lease liabilities related to the mining equipment of $53.1 million and $17.3 million, respectively. During 2007 and 2006 the Company made payments of $11.2 million and $2.7 million related to the capital lease obligations, respectively. The Company will be required to make additional payments of $8.0 million during 2008, $7.8 million during 2009, $6.6 million during 2010, $6.5 million during 2011, $6.4 million during 2012 and $17.6 million thereafter.

Port Lease Liability

        Certain assets constructed at the port of Mejillones are for the exclusive use of the Company, including concentrate unloading, reception and storage facilities. The Company determined that a leasing arrangement exists with respect to those assets (see Note 7). Accordingly, as of December 31, 2007 the Company had recorded on its balance sheet $12.1 million of plant and equipment, net of accumulated depreciation, and a financing obligation of $12.0 million related to the port facility. In addition, the Company holds a $4.7 million note receivable from the port contractor for funds previously advanced to the contractor including interest (see Note 8).

10. Asset Retirement Obligations

        The Company has developed an asset retirement plan for its San Cristobal mine which includes estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company's policies. Since the third quarter 2005 the Company has conducted development and mining activities that fall within the scope of the

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Asset Retirement Obligations (Continued)

asset retirement plan and will require future reclamation and closure expenditures. The Company accrues estimated reclamation liabilities based on the asset retirement plan as activities requiring future reclamation and remediation occur.

        The Company prepares estimates of the timing and amount of expected cash flows when an ARO is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and changes in the fair value of the ARO are recorded as an adjustment to the corresponding asset carrying amounts. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount factor implicit in the initial fair-value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

        The following table summarizes activity in the Company's asset retirement obligation:

	December 31,
	2007	2006
	(in thousands)
Beginning balance	$5,761	2,003
ARO arising in the period	620	3,367
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	600	391

Ending balance	$6,981	5,761

11. Sales Contracts and Derivative Positions

        Certain covenants related to the project finance facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal. During the third quarter 2005, the Company entered into certain derivative positions utilizing primarily forward sales but also puts and calls to comply with the project finance facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions. In addition, during September 2007 the Company purchased additional at the money lead puts required by amendments made to the project finance facility agreement during the third quarter 2007, at a cost of approximately $9.7 million (see Note 9).

        The first of the derivative positions required by the project finance facility matured during July 2007 and positions have matured monthly thereafter. During the period July 2007 through December 31, 2007 the Company made cash payments of $48.3 million to settle the derivative positions maturing during that period. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining derivative positions will not be known until the positions are closed on their future settlement dates.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Sales Contracts and Derivative Positions (Continued)

        The following table sets forth settled forward contracts and expiring options during the year ended December 31, 2007:

	Quantity	Average Market Price	Average Contract Price	Average Cash Settlement	Total Cash Settlement
	(in thousands)	(per unit settled)			(in thousands)
Forward Contracts
Silver (000 ounces)	70	$14.67	$7.54	$7.13	499
Zinc (000 pounds)	15,296	$1.38	$0.48	$0.90	$13,733
Lead (000 pounds)	28,476	$1.49	$0.30	$1.19	$34,027
Put Option Contracts Owned
Silver (000 ounces)	200	$13.64	$5.25	$—	$—

Total					$48,259

        The following table sets forth the Company's open derivative positions at December 31, 2007. The contracts will be settled for cash based on monthly average prices for each metal in the period indicated.

	Current Maturity Date
	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands except prices)
Forward Contracts
Silver (ounces)	80	160	200	40	480
Average price	$7.15	$7.15	$7.13	$7.15	$7.14
Zinc (pounds)	212,025	461,090	83,775	—	756,890
Average price	$0.48	$0.48	$0.48	$—	$0.48
Lead (pounds)	128,086	159,612	—	—	287,698
Average price	$0.30	$0.30	$—	$—	$0.30
Put Option Contracts Owned (Net)
Silver (ounces)	500	2,360	5,640	400	8,900
Average price	$5.40	$5.67	$5.89	$5.60	$5.79
Lead (pounds)	—	29,984	3,025	—	33,008
Average price	$—	$1.16	$1.07	$—	$1.15
Call Option Contracts Written
Silver (ounces)	2,200	6,760	840	—	9,800
Average price	$8.56	$8.13	$9.26	$—	$8.32
Zinc (pounds)	6,614	6,614	—	—	13,228
Average price	$0.57	$0.57	$—	$—	$0.57
Lead (pounds)	13,227	13,227	—	—	26,454
Average price	$0.39	$0.39	$—	$—	$0.39

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Sales Contracts and Derivative Positions (Continued)

        The Company adjusts its open derivative positions to estimated fair value at the end of each accounting period with the related change in fair value recorded to earnings. For year ended December 31, 2007 the Company recorded a derivative gain of $19.3 million as a result of adjusting the open positions to estimated fair value and settling the derivative positions discussed above. For the year ended December 31, 2006 the Company recorded mark-to-market derivative losses of $672.5 million and a realized loss of $42.6 million related to the liquidation of its discretionary derivative positions. For the year ended December 31, 2005 the Company recorded mark-to-market derivative losses of $151.5. Non-cash mark-to-market gains and losses from the remaining outstanding derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The Company does not intend to settle the remaining open derivatives position contracts prior to their settlement dates.

        The following table sets forth the fair value of the Company's open derivative positions at December 31, 2007 and December 31, 2006 and the change for the year ended December 31, 2007.

	Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
12/31/2006	$39,080	$570,982	$207,696	$439	$818,198
12/31/2007	$266,820	$425,569	$47,958	$681	$741,028

2007 Change	$227,740	$(145,413)	$(159,738)	$242	$(77,170)

        The derivative positions in the tables above are required by the project finance facility and are primarily held in a separate Cayman Island subsidiary which is owned 65% by the Company and 35% by Sumitomo, and Sumitomo has guaranteed the payment of 35% of the derivative positions through completion (which, according to the terms of the Facility, may be no later than December 2008) (see Note 9). These positions are presented as a net liability as allowed by the counterparty agreement. Cayman Island does not impose a corporate income tax or allow deductions for losses. The lead puts owned by Minera San Cristobal which have a positive carrying value at December 31, 2007 of approximately $8.5 million are netted against the liabilities in the table above, but are reflected as a non-current asset in the accompanying consolidated balance sheet.

        The Company determines the fair value of its open derivative positions by applying market values obtained from the counterparties holding the Company's derivative positions. The Company independently verifies that the values received from the counterparties are based on major commodities price indices such as the London Metals Exchange and the New York Commodities Exchange and other available market data.

        In the past the Company made limited investments in shorter duration put and call options and other metals derivative positions not required by the project financing facility. During 2006, the Company made $48.3 million of net cash payments and realized a $42.6 million loss to settle these discretionary derivative positions. All of the discretionary derivatives were liquidated by the end of 2006 and the Company held no derivative positions not related to the project finance facility during the year ended December 31, 2007.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Sales Contracts and Derivative Positions (Continued)

        During 2005, the Company recognized a $0.9 million mark to market loss on a foreign currency collar transaction utilizing puts and calls that were put in place during 2004 to hedge currency fluctuations related to payments required on certain long-lead equipment purchased for the San Cristobal mine that was denominated in Euros. The transaction resulted in a realized gain of $0.5 million during the two years it was in place. No such gains or losses were recognized during 2006 or 2007 and at December 31, 2007 the Company held no foreign currency derivative positions.

        The Company's 2.875% and 4.0% Convertible Senior Subordinated Notes Due 2024 have several embedded derivatives that have been determined to have no value.

Credit Risk and Risks Relating to the Use of Derivatives

        Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. All of the Company's derivatives, except for the lead puts owned, have negative fair values, and accordingly there is no credit risk. However, should these derivative positions become positive, the Company would become exposed to credit risk. All of the Company's derivative positions at December 31, 2007 are required by the project finance facility and per the terms of the facility are concentrated with two counterparties. The two counterparties are of high credit quality and the Company monitors their financial condition at regular intervals. Under the terms of the derivative agreements, the counterparties cannot require the Company to settle outstanding derivatives immediately, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy.

12. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), on a tax jurisdictional basis. The Company and certain other subsidiaries domiciled in the Cayman Islands do not file income tax returns because the Cayman Islands do not impose any form of income tax. The Company's subsidiaries file Bolivia, United States and certain other foreign country income tax returns. These tax returns and the amount of taxable income and loss reported are subject to examination by relevant taxing authorities.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Income Taxes (Continued)

        The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
CURRENT TAXES:
Bolivia	$703	$541	$—
United States	852	208	118
Other Countries	1,309	—	261

	$2,864	$749	$379

DEFERRED TAXES:
Bolivia	$—	$—	$—
Cayman Islands	—	—	—
United States	—	—
Other Countries	—	—	—

Total Income Tax Provision	$2,864	$749	$379

        Income (loss) before income taxes and minority interest by country consists of the following:

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Bolivia	$(48,016)	$4,545	$(14,530)
United States	1,830	(4,048)	142
Other Countries	(26,793)	(522,106)	(147,385)

	$(72,979)	$(521,609)	$(161,773)

        Significant losses were reported by the Company's subsidiaries in other countries in 2006 and 2005 due primarily to non-cash mark-to-market losses on commodity metals derivatives in the Cayman Islands and Luxembourg and non-cash interest expense in Luxembourg.

        As of December 14, 2007, a new tax law was passed that effects all Bolivian entities engaged in mining activities, although it is not certain whether the new law will be applied retroactively to October 1, 2007 (the commencement of the current fiscal year in Bolivia) or will be applied effective at the beginning of the next fiscal year in Bolivia, October 1, 2008. The new law imposes a 12.5% additional income tax in periods when metals prices are above the floor levels set by the government, thus increasing the effective tax rate from 25% to 37.5% in those periods. We have adjusted any Bolivian deferred tax assets and liabilities expected to be realized at the higher 37.5%.

        A reconciliation of the provision for income taxes computed at the Bolivian statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income, loss for the years ended December 31, 2007, 2006 and 2005 is summarized below. The Bolivian statutory rate is used because the Bolivian operation is the main location of operating activity for the

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Income Taxes (Continued)

Company. The Bolivia statutory rate for the year 2007 is assumed to be 37.5% based on the changes to the Bolivia tax law enacted in December 2007, but the statutory rate for years 2006 and 2005 was 25% based on Bolivia law existing during those periods.

	2007	2006	2005
	(in thousands)
Tax benefit at Bolivia statutory rate of 37.5% for 2007, 25% for 2006 and 2005	$(27,368)	$(130,402)	$(40,443)
Withholding taxes on investment earnings and intercompany fees	2,062	749	379
Other adjustments:
Effects of indexing and inflation adjustments	4,659	—	—
Non-includable investment gains (losses)	—	12,968	4,558
Rate differential of other tax jurisdictions subject to tax	(7,037)	104,116	31,447
Change in valuation allowance	35,571	14,385	4,573
Foreign statutory rate change	(3,676)	—	(85)
Other	(1,347)	(1,067)	(50)

Income tax provision	$2,864	$749	$379

        The Company's provision for income taxes of $2.9 million for the year ended December 31, 2007 relates to $2.1 million withholding taxes either accrued for or paid in Bolivia and the United States, $0.7 million of accrued income taxes in Bolivia and $0.1 million of accrued income taxes in the United States and other countries. For the years ended December 31, 2006 and 2005, respectively, $0.7 million and $0.4 million income tax relates solely to withholding taxes from the United States and Bolivia.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Income Taxes (Continued)

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$62,031	$22,927
Stock-based compensation	2,778	3,394
Property, plant and equipment	2,799	1,730
Accrued liabilities	5,611	—
Other	2,505	273

Total deferred tax assets	75,724	28,324

Deferred tax liabilities:
Property, plant and equipment	9,640	32

Total deferred tax liabilities	9,640	32

Net deferred tax asset before valuation allowance	$66,084	$28,292
Less: Valuation allowance	$(66,084)	$(28,292)

Net deferred tax asset	$—	$—

        At December 31, 2007, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $74.1 million and $124.9 million of net operating losses in Bolivia and Luxembourg, respectively, have no expiration, while $19.2 million in other countries will expire in future years through 2017. In the U.S., there are $7.2 million of net operating loss carryforwards which will expire in future years through 2027, of which $3.2 million is excluded from the deferred tax calculation until the Company can reduce taxes payable. If realized, the related deferred tax benefit and corresponding adjustment to additional paid in capital would be $1.2 million.

        The valuation allowance for deferred tax assets of $66.1 million and $28.3 million at December 31, 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carryforwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. With the commencement of production at the San Cristobal mine during the third quarter 2007 it is possible that this assessment could change in future periods and certain of these deferred tax assets may be realizable in the future. Accordingly, in the future, the Company could release a portion or all of the valuation allowance currently offsetting the potential benefit of the deferred tax assets, which would result in a reduction of the Company's tax provision at that time.

        In January 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Income Taxes (Continued)

uncertain tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

        As of December 31, 2007, the Company had $1.8 million of total gross unrecognized tax benefits, which result from tax positions taken during a prior year. All of the $1.8 million unrecognized tax benefits result in a reduction of the Company's operating loss carryforwards. There is no impact to retained earnings as a result of the adoption of FIN 48. If recognized, the entire $1.8 million of total unrecognized tax benefits would affect the effective tax rate. There were no changes in the amount of gross unrecognized tax benefits during the current year.

        Tax years as early as 2001 remain open and are subject to examination in the Company's principle tax jurisdictions. Management has estimated that unrecognized tax benefits will not significantly increase or decrease within the next twelve months. There is no interest or penalty estimated on the underpayment of income taxes as a result of these unrecognized tax benefits. The Company's policy is to classify tax related interest and penalties as income tax expense.

13. Stockholder's Deficit

        Stock Option Plans—The Company has established a plan to issue share options and other awards of the Company's shares to officers, employees, consultants and agents of the Company and its subsidiaries (the "Plan"). Under the Plan, the total number of options and other awards granted cannot exceed two million Ordinary Shares. Approximately 2.5 million awards of Ordinary Shares, net of forfeitures, were granted under a predecessor plan that became inactive with the establishment of the Plan in 2004. Options and other awards under the Plan are not transferable unless otherwise provided for in a specific award agreement. Options exist for a term, not to exceed ten years, as fixed by the Compensation Committee of the Board of Directors of the Company. Options typically vest ratably over periods of up to four years with the first tranche vesting on the date of grant or the first anniversary of the date of grant.

        The Company has also established a share option plan for its non-employee directors (the "Director Plan") under which options were granted to the Company's non-employee Board of Directors. Options granted under the Director Plan vest on the date of the grant and expire ten years after the date of the grant or three years after the date that a non-employee director ceases to be a director of the Company. Options granted under the Director Plan are transferable only in limited circumstances. During 2007, the Director Plan was suspended and replaced by the Non-Employee Director Deferred Compensation and Equity Award Plan (the "Deferred Compensation Plan") as discussed below.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Stockholder's Deficit (Continued)

        A summary of the combined options granted under the Plan and the Director Plan at December 31, 2007 and changes during the year then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,992,572	$14.90	6.3 Years
Granted during period	152,335	$17.27	9.4 Years
Forfeited or expired during period	(275,373)	$16.93
Exercised during period	(394,325)	$11.49

Outstanding at December 31, 2007	2,475,209	$15.36	6.2 Years	$(301,231)

Exercisable at December 31, 2007	2,000,393	$14.99	5.7 Years	$500,098
Expected to vest subsequent to December 31, 2007	449,128	$16.94	8.7 Years	$(763,518)

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based on the historical volatilities of the Company's shares. The Company uses historical data to estimate option exercises and employee terminations within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based on past experience and future estimates and includes data from both the Employees Plan and the Directors Plan. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

	Year Ended December 31,
	2007	2006	2005
Expected volatility	43.3% - 46.3%	43.8% - 46.1%	42.6% - 43.8%
Weighted average volatility	45.90%	45.50%	43.60%
Expected dividend yield	—	—	—
Expected term (in years)	5.72	5.77	3.85
Risk-free rate	4.61%	4.62%	4.15%

        During the years ended December 31, 2007, 2006 and 2005, the Company granted options with weighted average grant date fair values of $1.2 million, $3.6 million and $2.4 million, respectively; options were exercised with total intrinsic values of $2.9 million, $1.9 million and $0.3 million, respectively; and the total fair value of options vested was $2.9 million, $2.7 million and $1.8 million, respectively.

        As of December 31, 2007, unrecognized compensation cost related to the non-vested stock options granted pursuant to the Plan was $1.9 million which the Company expects will be recognized over a weighted average period of 1.1 years.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Stockholder's Deficit (Continued)

        From time to time the Company grants restricted shares under the Plan to certain key employees as a retention incentive. These grants typically vest over four years either at 25% per year or at an escalating rate of 10% during the first year and 15%, 25% and 50% for the succeeding three years. In addition, at times the Company grants restricted shares under the Plan to employees as a portion of the annual performance bonuses. During 2007, 2006 and 2005 the Company recorded $1.7 million, $1.6 million and $0.4, respectively, as compensation costs related to the restricted share grants.

        A summary of the status of the Company's non-vested restricted share grants at December 31, 2007 and changes during the year then ended is presented in the following table:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2006	223,575	$17.30
Granted during period	65,700	$15.77
Vested during period	(60,875)	$17.05
Forfeited during period	(44,700)	$16.12

Non-vested at December 31, 2007	183,700	$17.00

        As of December 31, 2007, unrecognized compensation cost related to the non-vested restricted shares granted pursuant to the Plan was $1.5 million. The Company expects that the unrecognized cost will be recognized over a weighted average period of 1.0 year.

        During 2005 the Company granted stock-based performance bonuses under the Plan to certain employees related to cost and completion date targets at the San Cristobal mine. The following table is a summary of the status of the Company's stock-based performance bonuses at December 31, 2007 and changes during the year then ended:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2006	26,000	$15.21
Granted during period	—	$—
Vested during period	(7,500)	$15.35
Forfeited during period	(15,500)	$15.38

Non-vested at December 31, 2007	3,000	$14.00

        The Company recorded a cumulative net credit of $0.2 million during the year ended December 31, 2007 related to the forfeited grants resulting from employment terminations and failure to achieve performance targets.

        During the second quarter 2007 the Board of Directors adopted the Deferred Compensation Plan. In connection with the approval of this new compensation arrangement, the Board of Directors suspended the grant of options under the Directors' Plan. Pursuant to the Deferred Compensation Plan the directors receive a portion of their compensation in the form of Restricted Stock Units. The Restricted Stock Units typically vest one year after the date of grant if the individual still serves as a

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Stockholder's Deficit (Continued)

director. The director is entitled to receive one unrestricted Ordinary Share for each vested Restricted Stock Unit upon the termination of the director's board service.

        A summary of the status of the Restricted Stock Unit grants issued under the Deferred Compensation Plan at December 31, 2007 is presented in the following table:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Oustanding at December 31, 2006	—	$—
Granted during period	25,806	19.18
Restrictions lifted during the period	—	—
Forfeited during period	—	—

Oustanding at December 31, 2007	25,806	$19.18

        The fair value of each Restricted Stock Unit grant is based on the closing price of the Company's shares on the date of grant.

        Total compensation cost recognized for stock-based employee compensation awards was $3.2 million, $5.4 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and included amounts capitalized of $0.4 million, $0.9 million and $0.7 million. Total compensation cost of $3.2 million for the year ended December 31, 2007 is net of $1.2 million of cumulative credits recorded during the year, including $0.5 million previously capitalized, related to changes in estimated forfeiture rates based on actual increased forfeitures during the year.

        Warrants—At December 31, 2007, 450,000 warrants to purchase Ordinary Shares were outstanding. The warrants are exercisable at prices ranging from $12.92 to $20.79 with a weighted average exercise price of $19.29 and have expiration dates ranging from April 1, 2008 to September 27, 2009.

        Convertible Debt—In connection with the Convertible Senior Subordinated Notes, the Company may be required to issue up to 10,132,320 of its Ordinary Shares should the Note holders convert, per the terms of the notes, at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of $28.62 per Ordinary Share). The Notes are due in 2024.

        During 2006 and 2005, the Company issued Ordinary Shares to repurchase a portion of its outstanding Convertible Senior Subordinated Notes due 2024. (See Note 9 for details of the transaction).

        Common Stock Issuances—During 2006, the Company completed a public offering of 6,375,000 of its Ordinary Shares at $24.45 per share ($23.70 per share, net of commissions) resulting in net proceeds of $151.1 million.

        Under the loan agreement between the Company and SC TESA, the Company issued approximately 1.5 million of its Ordinary Shares during 2006 and 2005, valued at $22.3 million, to SC TESA for the construction of the power line to the San Cristobal mine. The $22.3 million advanced to SC TESA is being repaid to the Company with interest through credits against electric transmission charges to the San Cristobal mine. At December 31, 2007 the outstanding balance of the advance to SC

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Stockholder's Deficit (Continued)

TESA is $21.9 million. The Company has determined that SC TESA is a variable interest entity of which the Company is the primary beneficiary and consequently, the financial statements of SC TESA are fully consolidated with the Company's financial statements for the 2007, 2006 and 2005 periods presented (see Note 2p).

        In 2006 and 2005, the Company granted 1,699 and 10,647 Ordinary Shares to consultants for services rendered and recorded costs of $0.0 and $0.2 million, respectively. No shares were granted to consultants during 2007.

14. Minority Interests

Sumitomo Corporation

        During 2006 the Company sold to Sumitomo 35% interests in the subsidiaries that own its San Cristobal mine, market project concentrates and hold the metals derivative positions required by the project lenders. The Company continues to own 65% of these subsidiaries.

        Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open derivative positions required by the project finance facility. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, U.S. GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner's recorded interest in the subsidiary. Accordingly, the Company has absorbed approximately $20.6 million and $98.8 million of non-cash losses that normally would have been allocated to Sumitomo at December 31, 2007 and 2006, respectively. The decrease to the amount being absorbed by the Company for the year ended December 31, 2007 is the result of Sumitomo's 2007 advances of $80.4 million to fund its share of capital costs and operating costs related to the San Cristobal mine, $4.6 million of interest due Sumitomo on its share of the advances to fund the San Cristobal mine, partially offset by Sumitomo's minority interest in the loss for the period of $6.8 million as well as certain other amounts owing to Sumitomo. The Company expects to recover the remaining $20.6 million of losses it absorbed, and any additional losses it may absorb related to Sumitomo's minority interest, from future earnings prior to the allocation of earnings to Sumitomo or from future contributions by Sumitomo.

        Under the terms of the sale, the Company retained certain interests in Sumitomo's share of future silver and zinc production from the San Cristobal mine. During 2007 the Company received payments in the amount of $0.3 million from Sumitomo and at December 31, 2007 the Company had recorded a receivable in the amount of $2.2 million from Sumitomo related to its retained interests in Sumitomo's share of the San Cristobal mine silver and zinc production. These amounts are included in minority interest in loss of consolidated subsidiaries in the accompanying statement of consolidated operations and comprehensive income (loss).

SC TESA

        During 2005 the Company entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristobal mine from the Bolivian power grid. The Company loaned SC TESA $22.3 million to construct the power line which will be repaid through credits against charges

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

14. Minority Interests (Continued)

for the delivery of power. Under the guidance of FIN 46R the Company fully consolidates the accounts of SC TESA.

        Starting in the fourth quarter 2006, the San Cristobal mine began receiving power from the grid resulting in SC TESA earning a transmission fee and recording earnings. Because SC TESA is treated as a consolidated entity, the intercompany profit earned by SC TESA is eliminated and the Company recognizes a minority interest offset to net income equal to SC TESA's share of the transmission fee earnings representing 100% of such earnings. For the year ended December 31, 2007 SC TESA's minority interest in the loss recorded would be approximately $0.8 million of which the Company recorded $0.2 million as TESA's minority interest in the loss and absorbed the remaining $0.6 million. The full $0.8 million minority interest in the loss was not recorded because to do so would result in a negative minority interest liability which is not permitted under U.S. GAAP.

15. Sale of Concentrates

        Commercial production was achieved early in the fourth quarter 2007 and the Company began recording sales of concentrates and related costs applicable to sales. Final settlement had not been reached on any of the sales of concentrates recorded at December 31, 2007. Additional mark to market and settlement gains or losses may be recognized on these sales and recorded to revenue through the settlement date of each sale (see Note 21 for a discussion of revenue recognition).

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

16. Cash Flow Information

        The following table reconciles net loss for the period to cash from operations:

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$11,556	$(513,545)	$(162,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	14,179	403	210
Amortization of deferred financing costs	1,999	552	1,944
Loss on auction rate securities	34,537
Accretion of asset retirement obligation	600	391	15
Amortization of premiums and discounts	(246)	(2,122)	69
(Gain) loss on derivative positions	(19,290)	715,120	151,515
Loss (gain) on Euro hedge	—	—	872
Gain on extingushment of debt	—	(2,875)	(6,765)
Gain on sale of interest in subsidiary	—	(199,600)	—
Minority interest in loss of consolidated subsidiary	(87,399)	(8,813)	34
Stock compensation	2,765	4,508	2,281
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,111)	—	—
(Increase) decrease in accrued interest receivable	120	(650)	344
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	(2,136)	(3,142)	1,592
Port fees applied to Port of Mejillones note receivable	1,818	—	—
Increase in inventories	(91,462)	(27,672)	—
Increase in value added tax recoverable (net)	(41,169)	(34,106)	(13,656)
Increase in accrued interest payable net of amounts capitalized	6,212	55	21
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	4,998	1,068	(657)
Other decrease	—	(299)	(21)

Net cash used in operating activities	$(166,029)	$(70,727)	$(24,338)

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Cash Flow Information (Continued)

        The following table details supplemental non-cash transactions:

	For the years ended December 31,
	2007	2006	2005
	(in thousand except per share)
Capitalized stock based compensation costs	$428	$943	$693
Payment of debt with Ordinary Shares at an average of $15.77 in 2006 and $15.59 in 2005 per share respectively	$—	$17,125	$23,235
Capitalized consulting services paid with Ordinary Shares at an average value of $15.90 and $16.06 per share for 2006 and 2005 respectively	$—	$27	$171
Purchase of common stock of unrelated entity with Ordinary Shares at an average value per share of $15.58 in 2005	$—	$—	$249
Depreciation expense capitalized	$3,214	$5,168	$2,733
Debt and equity offering costs incurred	$—	$4,781	$—
Initial measurement of asset retirement obligation	$620	$3,367	$1,988
Equipment acquired through capital lease	$46,924	$7,255	$13,539
Capitalized port facility lease	$12,283	$—	$—

17. Commitments and Contingencies

        Leases—The Company has non-cancelable operating lease commitments as follows:

	2008	2009	2010	2011	2012
San Cristobal mining lease payments	$400,000	$400,000	$400,000	$400,000	$400,000
Corporate headquarters office lease	$378,000	$126,000	$—	$—	$—

        The Company is required to make mining patent lease payments to the Bolivian government to maintain its rights to the San Cristobal mining concessions. The Company has made such payments totaling approximately $400,000 for the years ended December 31, 2007 and 2006 and $360,000 for the year ended December 31, 2005.

        The lease for the corporate headquarters office space expires in 2009. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $375,000, $380,000 and $338,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

        Project Finance Facility Commitments—Per the amended terms and conditions of the Facility the proceeds from the sale of concentrates from the San Cristobal mine are deposited in a bank account controlled by the lenders. The lenders release funds from the account to facilitate working capital requirements for the San Cristobal mine as needed. Twice a year in June and December, beginning in December 2008, the Facility principal payment will be withdrawn from the account with 45% of any excess cash, as defined, also being applied as a principal payment and the remaining 55% distributed to the Company and Sumitomo.

        In addition, per the amended terms and conditions of the Facility the Company was required to deposit $91.0 million of cash in a margin account to collateralize the open derivative positions the

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

17. Commitments and Contingencies (Continued)

Company holds as required by the Facility. The margin account will decrease by one-third on the first business day following December 31st of each of the years 2008 through 2010. At December 31, 2007 the $91.0 million held in the margin account was recorded as non-current restricted cash.

        Performance Bonus—The Company may be required to pay up to an estimated $4.0 million bonus to the San Cristobal mine construction management contractor contingent upon certain project completion parameters. Based on the project status, the Company had accrued $1.3 million at December 31, 2007 with an equal amount recorded as the mining property asset.

        Political Contingencies—At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The Bolivian government may alter its policies with respect to the mining industry in the future. In addition, the Bolivian government has recently enacted various changes to applicable mining taxes. These changes include increasing the income tax rate from 25 percent to 37.5%, eliminating the creditability of the complementary mining tax when metals prices are above specified thresholds (CMT) against the income tax (deductibility of the CMT against the income tax is allowed), and establishing a separate CMT rate of up to 6 percent for silver. These changes, which became effective December 14, 2007, will result in a higher income tax burden for the Company. Maintained in the tax law applicable to mining is the refund to exporters of a percentage of import duties and value added tax. Also currently being considered is the elimination of the 25 percent surtax for taxable income over a threshold amount. The potential for the government to make additional changes that would have the effect of increasing the total tax burden on the San Cristobal mine continues to exist, and any such changes could adversely affect the earnings and cash flow generated by the mine and the Company's ability to recover its investment in the mine and to meet its liabilities to the San Cristobal lenders and the counterparties holding the metals derivative positions required by those lenders.

        In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The Court's ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. Although the Court's ruling is not expected to impact the Company's ability to operate the San Cristobal mine, the ruling may limit the transferability of the Company's mining concessions and may call into question the enforceability of the pledges of our concessions to the lenders under the Facility. This ruling could result in a default under the terms of the Facility.

        In December 2007, the Bolivian Constituent Assembly approved a draft constitution for the Republic of Bolivia. The draft constitution, if approved, could significantly affect the legal framework governing mining in Bolivia. The draft constitution appears to affirm the May 2006 Constitutional Court ruling that limits the transferability of mining concessions. It is not certain how existing concessions and pledges, including San Cristobal's concessions and pledges to the project finance lenders, would be affected by those provisions of the draft constitution. In addition, the draft constitution provides that companies with existing concessions will be required to enter into mining agreements with the state within a year following ratification of the constitution by national referendum. The draft constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

17. Commitments and Contingencies (Continued)

        The Company, together with Sumitomo, is engaged in continuing discussions with government representatives regarding various proposals and their potential effects on San Cristobal. The Company is unable to predict which additional changes, if any, will be made to current mining tax legislation and the Mining Code.

        Other Contingencies—As previously disclosed, the Company has concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee, that certain senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company's active exploration or operating properties. Based on findings to date, no changes to the Company's previously filed financial statements are warranted as a result of these matters. The Company has contacted the Department of Justice ("DOJ") and SEC and reported the results of our internal investigation. The Company has been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

18. Royalty Income

        During 2004 the Company sold to Excellon Resources Inc. ("Excellon") the mineral rights on a section of the Company's Platosa property in Mexico and retained a 5% net smelter return ("NSR") royalty interest that decreases to a 2% NSR after the Company has received $4.0 million of royalty payments. During 2006 Excellon began mining on the royalty section of the property and produced and sold silver, zinc and lead. The Company has earned NSR royalties from Excellon of $1.3 million and $1.6 million during the years ended December 31, 2007 and 2006, respectively.

19. Foreign Currency

        Gains and losses on foreign currency derivatives and translation consist of the following:

	2007	2006	2005
	(in thousands)
Loss on Euro derivatives	$—	$—	$(872)
Gain on re-measurement of monetary assets denominated in other than US dollars	7,724	885	194

Total	$7,724	$885	$(678)

        The remeasurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia's local currency.

        The Euro derivatives loss during 2005 is related to the marking to market of open Euro derivative positions held by the Company related to certain capital equipment purchased for San Cristobal for which the price was denominated in Euros. The Company held no such derivative positions during 2007 and 2006.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

20. Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, investments, receivables, VAT recoverable, accounts payable, other current liabilities, derivative positions and long-term debt. Except for the VAT, long-term investments and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities.

        The estimated fair values of the Company's long-term financial instruments as measured on December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Value added tax recoverable	$95,327	$90,856	$54,158	$51,492
Long-term investments	24,407	24,407	42,255	42,251
2.875% Convertible Senior Subordinated Notes due 2024	180,000	131,400	180,000	145,800
4.00% Convertible Senior Subordinated Notes due 2024	109,987	96,400	109,987	97,000
Project finance facility	225,000	225,000	180,000	180,000
Capital lease obligations	52,847	52,847	17,348	17,348
Port lease liability	12,049	12,049	—	—
Derivative positions	741,028	741,028	818,198	818,198

        The fair value of the VAT recoverable is estimated based on the expected timing of future cash flows and the two-year treasury interest rate of 3.05%. The fair value of long-term investments are based upon quoted market prices except for auction rate securities as discussed in Note 3. The fair value of the Convertible Senior Subordinated Notes is based on quoted market values. The fair value of the project finance facility, capital lease obligations and port lease liability have market rates of interest and the fair value is equal to the carrying value.

21. Segment Information

        The Company's sole activity is the mining of and the exploration for and development of mineral properties containing silver and substantially all of the Company's long-lived assets are related to the Company's San Cristobal mine in Bolivia. The Company's other principle assets consist primarily of cash, restricted cash and investments. As such, the Company's chief operating decision maker views the Company's consolidated financial information as one segment.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

22. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2007 and 2006:

		First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands except per share)
2007
Sales of concentrates		$—	$—		$—	$45,932
Income (loss) from operations		$100,310	$(173,564)		$(161,740)	$197,088
Net income (loss) for the period		$111,979	$(143,845)		$(151,841)	$195,263
Net income (loss) per Ordinary Share
—basic		$1.91	$(2.45)		$(2.59)	$3.31
—diluted	(1)	$1.62	$(2.45)		$(2.59)	$2.86
2006
Net income (loss) for the period		$(174,412)	$(80,502)		$67,756	$(326,387)
Net income (loss) per Ordinary Share
—basic		$(3.39)	$(1.40)		$1.16	$(5.58)
—diluted		$(3.39)	$(1.40)	(1)	$0.99	$(5.58)

(1)
Amounts reported as net income per Ordinary Share—diluted for the first quarter 2007 and the third quarter 2006 have been corrected from the amounts originally reported in the Company's reports on Form 10-Q for the respective quarters. Following these corrections, net income per Ordinary Share—diluted was reduced from $1.90 to $1.62 for the first quarter 2007 and from $1.15 to $0.99 for the third quarter 2006. The corrections were required to reflect the inclusion in net income per Ordinary Share—diluted of approximately 10.1 million of potentially dilutive shares related to the Company's outstanding convertible notes, in accordance with Emerging Issues Task Force Issue 04-8: "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", using the if-converted method as specified in Financial Accounting Standards No. 128 "Earnings per Share". These potentially dilutive shares were omitted in calculating the net income per Ordinary Share—diluted previously reported in the respective Form 10-Q reports.

        Net income (loss) from operations for the first through fourth quarters of 2007 include $108.3 million, ($165.6) million, ($136.9) million and $213.5 million of gains and losses on metals derivatives, respectively, primarily related to marking to market the Company's open derivative positions required by the project finance facility.

        Net income (loss) from operations for the first through fourth quarters of 2006 include ($172.8) million, ($78.1) million, ($119.9) million and ($344.2) million of losses on metals derivatives, respectively, primarily related to marking to market the Company's open derivative positions required by the project finance facility. The third quarter 2006 net income amount also includes a $199.6 million gain recorded on the sale to Sumitomo of a 35% interest in the subsidiaries that own the San Cristobal mine.

QuickLinks

  ITEMS 1 AND 2: BUSINESS AND PROPERTIES
  ITEM 1A: RISK FACTORS
  ITEM 1B: UNRESOLVED STAFF COMMENTS
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
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B: OTHER INFORMATION
  ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
APEX SILVER MINES LIMITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
Report of Independent Registered Public Accounting Firm
APEX SILVER MINES LIMITED CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars)
APEX SILVER MINES LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Expressed in United States dollars)
APEX SILVER MINES LIMITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Expressed in United States dollars)
APEX SILVER MINES LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States dollars)
APEX SILVER MINES LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars)
APEX SILVER MINES LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars)