Form 10-Q
period 2008-03-31
APEX SILVER MINES LTD
filed 2008-05-12
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2008.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER ☒	ACCELERATED FILER ☐

NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):  YES ☐    NO ☒

AT MAY 7, 2008, 58,931,475 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APEX SILVER MINES LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$32,543	$40,736
Restricted cash	77,232	12,313
Investments	7,708	52,243
Trade receivables	19,932	3,110
Inventories	54,360	44,211
Derivatives at fair value	1,548	—
Deferred tax asset	3,433	—
Prepaid expenses and other assets	24,140	16,195
Total current assets	220,896	168,808

Property, plant and equipment, net	833,865	841,981
Ore stockpile inventories	87,535	76,914
Deferred financing costs	14,737	15,990
Value added tax recoverable	107,025	95,327
Restricted cash	60,677	91,000
Investments	20,767	24,407
Derivatives at fair value	4,558	8,475
Other	1,439	2,009
Total assets	$1,351,499	$1,324,911

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and other accrued liabilities	$63,525	$55,957
Accrued interest payable	3,156	4,982
Derivatives at fair value	325,269	266,820
Current portion of long term debt	41,067	41,155
Total current liabilities	433,017	368,914
Long term debt	545,384	546,981
Derivatives at fair value	446,378	482,683
Deferred gain on sale of asset	945	945
Asset retirement obligation	7,906	6,981
Deferred tax liability	8,370	—
Other long term liabilities	2,350	2,508
Total liabilities	1,444,350	1,409,012
Commitments and contingencies (Note 18)

Shareholders’ deficit
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,931,475 and 58,909,625 shares issued and outstanding at respective dates	590	589
Additional paid in capital	678,273	677,203
Accumulated deficit	(771,036)	(761,783)
Accumulated other comprehensive loss	(678)	(110)
Total shareholders’ deficit	(92,851)	(84,101)
Total liabilities and shareholders’ deficit	$1,351,499	$1,324,911

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(in thousands, except share data)
Revenues:
Sales of concentrates	$136,853	$—
Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(68,978)	—
Exploration	(6,192)	(2,731)
Administrative	(4,245)	(6,290)
Gain (loss) on commodity derivatives	(76,526)	108,306
Gain on foreign currency derivatives and transactions	4,863	984
Asset retirement accretion expense	(169)	(139)
Depreciation, depletion and amortization	(10,621)	(114)
Total operating expenses, net	(161,868)	100,016
Income (loss) from operations	(25,015)	100,016

Other income and expenses:
Interest and other income	2,047	7,080
Interest expense and other borrowing costs	(16,188)	—
Total other income and expenses	(14,141)	7,080
Income (loss) before minority interest and income taxes	(39,156)	107,096
Income taxes	(10,919)	(47)
Minority interest in loss of consolidated subsidiaries	40,822	4,930
Net income (loss)	$(9,253)	$111,979
Other comprehensive loss: Unrealized loss on securities	$(568)	$(232)
Comprehensive income (loss)	$(9,821)	$111,747
Net income (loss) per Ordinary Share – basic	$(0.16)	$1.91
Net income (loss) per Ordinary Share – diluted	$(0.16)	$1.62
Weighted average Ordinary Shares outstanding - basic	58,914,066	58,610,698
Weighted average Ordinary Shares outstanding - diluted	58,914,066	69,035,212

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities (Note 20)	$1,442	$(16,473)
Cash flows from investing activities:
Purchase of available for sale investments	(7,130)	(254,309)
Sale of available for sale investments	52,917	351,632
Maturities of held-to-maturity investments	2,000	5,000
Purchase of available for sale restricted investments	—	(29,800)
Sale of available for sale restricted investments	—	65,600
Maturities of held-to-maturity restricted investments	—	2,800
Settlement of metal derivative instruments	(52,012)	—
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	(34,596)	21,750
Capitalized costs and acquisitions of property, plant and equipment	(1,865)	(68,851)
Net cash provided by (used in) investing activities	$(40,686)	$93,822
Cash flows from financing activities:
Payments of notes payable and long term debt	(2,199)	(4,463)
Borrowings under project finance facility	—	20,000
Minority interest contributions	33,250	4,585
Proceeds from exercise of stock options and warrants	—	481
Net cash provided by financing activities	$31,051	$20,603
Net increase (decrease) in cash and cash equivalents	(8,193)	97,952
Cash and cash equivalents - beginning of period	40,736	49,840
Cash and cash equivalents - end of period	$32,543	$147,792

See Note 20 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements and Nature of Operations

These unaudited interim consolidated financial statements of Apex Silver Mines Limited (the “Company”) and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), so long as such omissions do not render the financial statements misleading.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented.  All adjustments were of a normal recurring nature.  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2007 Annual Report on Form 10-K.

The Company is a mining, exploration and development company that owns 65% of and operates the San Cristobal silver, zinc and lead mine in Bolivia. The Company has focused its resources primarily on the development of the San Cristobal mine, which began producing silver bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operation levels in the fourth quarter 2007. Prior to the third quarter 2007 the Company had no mining operations from which product was being produced and sold; consequently, the Company had not previously reported operating income. Although the Company’s senior corporate and operating management have significant experience in operating very large mining complexes in many countries, the Company had never operated a mine prior to commencement of operations at San Cristobal, and there are certain risks associated with the Company’s ability to successfully achieve anticipated production volumes, manage cost increases and operate the San Cristobal mine in accordance with the terms and covenants of the related project finance facility (the “Facility”) as described in Note 10.

The Company also conducts exploration activities primarily in South America and Central America and currently holds interests in non-producing mineral properties in Argentina, Mexico, Peru, Bolivia, Ecuador and Australia.

2.              Liquidity and Capital Resources

At March 31, 2008, the Company’s aggregate cash, restricted cash, short and long-term investments totaled $198.9 million compared to an aggregate of $220.7 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2007.  The amounts held at March 31, 2008 include $32.5 million of unrestricted cash and cash equivalents, $7.7 million of unrestricted short-term investments, $20.8 million of currently illiquid auction rate securities (“ARS’) classified as long term (see Note 4), $91.0 million of cash that is restricted to collateralize the metal derivative open positions required by the Facility, of which $30.3 million is expected to become unrestricted on January 2, 2009 and is therefore classified as short term, and $46.9 million of cash that is restricted to the operating requirements at the San Cristobal mine and interest and principal payments on the $225 million Facility (see Note 10).  At March 31, 2008, the Company’s aggregate unrestricted cash and investments (excluding ARS) totaled $40.2 million.

Over the next twelve months, the Company expects to spend approximately $25 million on general corporate costs and interest related to the convertible debt (see Note 10) and $20 million on exploration.  The Company plans to fund these expenditures primarily from interest and other income and from Sumitomo’s deferred payment obligation on silver and zinc production at the San Cristobal mine.  For the first quarter 2008, the Company received $2.0 million in interest and other income, some of which was earned on restricted accounts and remained subject to restrictions, and $1.9 million in payments from Sumitomo.  Cash from the deferred payment obligation is not subject to any restrictions.  In the event general corporate costs, interest and exploration costs exceed current projections any additional cash funding would come from existing unrestricted cash and investments.  In addition, the Company expects that $30.3 million of cash that is restricted to collateralize the metal derivative open positions required by the Facility will become unrestricted at the beginning of 2009 and will be available for general corporate purposes.  If “completion” has not been achieved or the Company otherwise is not in compliance with the terms of the Facility, that amount will not be released until such noncompliance has been cured.

During the first quarter 2008, the Company and Sumitomo contributed $82.1 million to San Cristobal to fund operating costs, income and other taxes, capital costs, financing costs, and settlement of metal derivative positions required in connection with the Facility. The Company funded $48.8 million of this amount and the remaining $33.3 million was funded by Sumitomo (the amounts are different than the 65%/35% ownership ratio due to funding by Apex prior to year-end 2007, in advance of Sumitomo’s corresponding funding which occurred at the beginning of 2008).   Although operations at San Cristobal continue in the ramp-up phase, management does not believe that the Company and Sumitomo will need to contribute any additional amounts to San Cristobal to fund operations through the end of 2008 and that cash flows from concentrate sales will cover remaining 2008 San Cristobal operating costs, taxes, capital expenditures, debt service and metal derivative settlement costs. As noted below, however, the Company currently anticipates that it and Sumitomo will be required to contribute additional amounts to the mine in January 2009 in connection with the payment of Bolivian income taxes.

The Facility contains covenants that require the Company, among other things, to achieve “completion” of the mine as defined in the Facility by year-end 2008.  Failure to achieve “completion” by year-end 2008 would constitute a default under the Facility.  One of the requirements for completion is the funding of operating and debt service reserve accounts, which are estimated to require $72 million in aggregate.   The Company projects that operating cash flows from the San Cristobal mine will be sufficient to fund these reserve accounts by the end of 2008.  If operating cash flows are not sufficient to fund the reserve accounts, the Company and Sumitomo would be required to fund any shortfall, or request that the Facility lenders extend the period to achieve completion, to remain in compliance with the Facility.   There can be no assurance that the lenders would agree to such an extension.

In addition, following “completion” of the San Cristobal mine as defined in the Facility, cash flows from the mine must meet certain minimum forward looking loan coverage ratios which must be computed using metals prices set forth in the Facility, which are lower than current market prices.  Specifically, for production during 2009, the forward looking debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. At March 31, 2008 the current market prices were $17.99 per ounce for silver, $1.04 per pound for zinc, and $1.27 per pound for lead.  The Company must submit annually an updated operating plan to the lenders by November 1 using the metals prices set forth in the Facility and projections of actual production and operating costs for the following year and life of the mine.  Material increases in projected costs or decreases in projected production could cause the Company to fail to comply with the forward looking financial ratios included in the operating plan.  In this situation, the Company would have to request that the Facility lenders allow increased metals prices in the operating plan, or otherwise modify the Facility, to remain in compliance.  There can be no assurance that the lenders would agree to such an increase or other such modifications.

Failure to meet one or more of the conditions or covenants required by the Facility, or to cure related violations within specified periods, could cause the lenders to declare the Company in default.   If such a default were declared and remained uncured, amounts borrowed under the Facility could become due and payable immediately and the Company could be required to immediately settle its share of all outstanding hedge positions associated with the Facility (see Note 12).  The Company currently does not have sufficient cash and investments to settle fully its 65% share of the obligation related to the Facility and hedge liability, and there can be no assurance that the Company would be able to obtain the additional funds necessary to settle such amounts.  If the Company were unable to repay the borrowed amounts or otherwise perform its obligations under the Facility, the lenders would be entitled, in certain circumstances, to enforce their lien and take possession of the secured assets, including the assets that comprise the San Cristobal mine.  In addition, failure to pay amounts accelerated under the Facility could also result in a default under the terms of the Company’s 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024, which could require the repayment of those amounts as well.

Further, San Cristobal will be required to make a significant income tax payment, which will vary depending on the income generated by the mine, in January 2009 upon the filing of its annual Bolivian income tax return, representing the majority of its tax liability due for the Bolivian fiscal year ended September 30, 2008.  The Company estimates that the tax payment could be as much as $90 million with the Company’s 65% share being as much as $59 million. Based on those projections, the Company anticipates that the cash balances held by San Cristobal at that time will not be sufficient to both fund the operating and debt service reserve accounts required by the Facility (see discussion above) and make the tax payment as required.   This would require the Company and Sumitomo to contribute additional amounts to San Cristobal.   The Company is currently projecting that it will be able to fund its share of San Cristobal’s anticipated cash shortfall in January 2009 with available unrestricted cash and investments and expects that Sumitomo would fund its share.

Whether San Cristobal will require future funding from the Company and Sumitomo in excess of current projections will depend on, among other things, the amount and timing of concentrate production, revenues and related cash receipts, and expenditures, including the settlement of metal derivative positions and payment of taxes.  Because the mine has not yet reached full production capacity, the amount and timing of production, revenues and related cash receipts and expenditures are difficult to predict.  If the San Cristobal ramp-up and production are delayed, or if projected metals recovery rates or mine and mill cost estimates are not substantially achieved, additional funding may be required.   If San Cristobal requires additional cash funding, the Company could require additional debt or equity financing.  There can be no assurance that the Company could obtain such debt or equity financing on acceptable terms and conditions or at all.  If Sumitomo funds its pro rata share of additional San Cristobal funding but the Company is unable to fund its share, the Company’s ownership interest in the mine could be reduced.

The Company is exploring alternatives for increasing its liquidity in the event that its current balance of unrestricted cash and investments falls below acceptable levels.  Alternatives for increasing available unrestricted cash and investments could include, among other things, debt or equity financing or selling an additional interest in San Cristobal or one or more exploration properties.  In addition, the Company could seek certain waivers from the lenders of the Facility to extend the period for meeting completion under the Facility or to assure compliance with financial ratios.  There can be no assurance that any of these strategies, if undertaken, would be successful or that the Company would find the terms and conditions of any of the alternatives acceptable.

3.              Significant Accounting Policies

Recently Adopted Standards

Effective January 1, 2008 the Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which were measured at fair value on a recurring (annual) basis.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. Accordingly, this Standard does not require any new fair value measurements.  During February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS No. 157 by one year (until fiscal years beginning after November 15, 2008) for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of FAS No. 157 did not have a material impact on the Company’s financial position or results of operations at March 31, 2008 and is not expected to have a material impact in the future. See Note 13 for detail regarding the Company’s fair value measurement disclosures in accordance with FAS No. 157.

Effective January 1, 2008 the Company adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) applies to all entities with available-for-sale and trading securities.  The Company did not elect the fair value option for any of its financial assets or liabilities, and as a result, the adoption of FAS No. 159 did not have a material impact on the Company’s financial position or results of operations at March 31, 2008 and is not expected to have a material impact in the future.

New Accounting Standards

During March 2008 the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

During December 2007 the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’” (“FAS No. 160”). A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company).  Upon adoption of FAS No. 160, the Company will no longer report minority interest in the “mezzanine”, but will reflect such interests as part of shareholder’s equity.  Furthermore, FAS No. 160 changes the way transactions among shareholders are accounted for and allows the full allocation of losses to the non-controlling interest, even when non-controlling interest’s equity balance is in a deficit position. Historically the Company has absorbed losses in excess of its interest in certain subsidiaries as described in Note 16.

During December 2007 the FASB issued Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141R”).  FAS No. 141R provides revised guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests, and goodwill acquired. FAS No. 141R also expands required disclosures around the nature and financial effects of business combinations. FAS No. 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal year 2009 for the Company).  The Company is currently evaluating the impact FAS No. 141R would have on its financial position and results of operations should it enter into a business combination in the future.

During September 2007 the FASB issued Proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. 14-a”).  FSP No. 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“FAS No. 133”) .  FSP No. 14-a will require the liability and equity components of convertible debt instruments to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  If a convertible debt instrument within the scope of FSP No. 14-a is settled through the issuance of cash, stock, or any combination thereof, or if a modification or exchange of an instrument is accounted for as an extinguishment, an issuer will recognize separately the extinguishment of the liability component and the reacquisition of the equity component.  Any difference between the settlement consideration attributed to the liability component and its carrying amount is recognized in the income statement as a gain or loss on debt extinguishment.  Any difference between the consideration attributed to the equity component and its carrying amount is recognized in stockholders’ equity. The Company is currently evaluating what impact if any FSP No. 14-a would have on the Company’s financial position or results of operations if the FASB were to require its adoption.

4.              Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Short-term investments include investments with maturities greater than three months, but not exceeding twelve months. Long-term investments include investments with maturities greater than twelve months.

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity.  Held to maturity debt securities are stated at amortized cost.  Available for sale investments are marked to market at each reporting period with changes in value recorded as a component of other comprehensive loss. If declines in value are deemed other than temporary, a charge is made to net income (loss) for the period.

At March 31, 2008 the Company held investments in ARS with an adjusted cost basis of $21.4 million.  The adjusted cost basis reflects $30.6 million of other than temporary impairment charges recorded through December 31, 2007. For the first quarter 2008 the Company recorded a net temporary impairment on its ARS’s held as of March 31, 2008 of $0.6 million which has been recorded in other comprehensive loss.  During the quarter ended March 31, 2008 the Company liquidated at par value approximately $0.3 million of its ARS. The fair value for each of the remaining ARS was determined by the Company, with the assistance of a third party valuation firm. (See Note 13 for fair value measurements disclosure).

The following tables summarize the Company’s investments at March 31, 2008 and December 31, 2007:

March 31, 2008	Cost	Estimated Fair Value	Carrying Value
	(in thousands)

Investments:
Short-term:
Available for sale
Common stock	$761	$591	$591
Corporate notes	2,980	2,977	2,977
Government bonds	4,134	4,140	4,140
Total available for sale	7,875	7,708	7,708
Total short term	$7,875	$7,708	$7,708
Long-term:
Available for sale
Auction rate securities	$21,364	$20,767	$20,767
Total available for sale	21,364	20,767	20,767
Total long term	$21,364	$20,767	$20,767

December 31, 2007	Cost	Estimated Fair Value	Carrying Value
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

Quoted market prices at March 31, 2008 and December 31, 2007 were used to determine the fair values of the above investments, except with respect to the auction rate securities. See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

Credit Risk

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. We attempt to mitigate credit risk for cash and equivalents and investments by placing our funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better. The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation. (See the discussion above regarding the Company’s ARS investments.)

5. Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Current portion of note receivable	$2,702	$2,728
Prepaid insurance	3,558	3,651
Accrued interest on investments	274	768
Prepaid contractor fees and vendor advances	10,681	5,615
Deferred payments receivable	5,451	1,928
Other	1,474	1,505
	$24,140	$16,195

The current portion of notes receivable is related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 9). Prepaid contractor fees and vendor advances at March 31, 2008 consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristobal mine.

Under the terms of the sale to Sumitomo of a 35% interest in the subsidiary holding our San Cristobal mine, the Company retained certain interests in future silver and zinc production from Sumitomo’s interest in San Cristobal mine production. Deferred payments receivable are related to amounts receivable from Sumitomo related to those retained interests in San Cristobal mine silver and zinc production (see Note 16). The Company received the $5.5 million of deferred payments from Sumitomo during April 2008.

6.              Inventories

Inventories at our San Cristobal mine at March 31, 2008 and December 31, 2007 consist of the following:

Current Inventories	March 31, 2008	December 31, 2007
Concentrate inventories	$23,927	$23,377
Sulfide ore stockpiles	797	834
Material and supplies	29,636	20,000
	$54,360	$44,211

Long Term Stockpile Inventories
Sulfide ore stockpiles	$19,524	$15,092
Oxide ore stockpiles	68,011	61,822
	$87,535	$76,914

Concentrate inventories consist of approximately 26,191 tonnes and 19,863 tonnes of concentrates at March 31, 2008 and December 31, 2007, respectively, and are carried at cost, which is lower than net realizable value. Concentrate inventories include concentrates at the mine and in transit for which title has not yet passed to the smelter.  Material and supplies inventory consist primarily of fuel, reagents and operating supplies and are carried at the lower of cost or market. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and are carried at cost.

7.              Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristobal mine as a recoverable asset.  Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income taxes. The VAT is expected to be recovered through future production and sales from the San Cristobal mine.  Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia (see Note 18).  At March 31, 2008 and December 31, 2007, the VAT recoverable was $107.0 million and $95.3 million, respectively.  The VAT recoverable amounts include $9.5 million and $8.6 million of recoverable Bolivian import duties for the periods ended March 31, 2008 and December 31, 2007, respectively.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.              Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Mineral properties	$247,849	$248,120
Construction in progress	6,302	3,863
Buildings	14,576	14,576
Mining equipment and machinery	521,311	521,070
Other furniture and equipment	4,792	4,669
	794,830	792,298
Less: Accumulated depreciation	(27,920)	(19,652)
	766,910	772,646
Equipment under capital lease	69,107	69,107
Less: Accumulated depreciation	(14,180)	(11,918)
	54,927	57,189
Port facilities under lease	12,283	12,283
Less: Accumulated depreciation	(255)	(137)
	12,028	12,146
	$833,865	$841,981

Mineral properties include engineering, financing and other costs not attributable to specific fixed assets at the San Cristobal mine.

For the three months ended March 31, 2008 and 2007 the Company recorded depreciation expense of $10.6 million and $0.1 million, respectively.  For the three months ended March 31, 2007 the Company capitalized depreciation associated with the construction of the San Cristobal mine in the amount of $2.0 million.  No depreciation was capitalized for the comparable period of 2008.

At March 31, 2008 the Company had recorded a lease obligation of $50.9 million related to San Cristobal mining equipment under capital lease (see Note 10).

9.              Other Long Term Assets

At March 31, 2008 other long term assets consists primarily of $1.4 million long-term portion of a $4.1 million note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company (see Note 5). The note and accrued interest are being repaid by applying a portion of the amounts owed for port charges by the San Cristobal mine to the outstanding note and accrued interest balances.  For the three month period ended March 31, 2008 approximately $0.7 million of port fees have been applied to reduce the principal amount of the note and accrued interest.  The note plus accrued interest is expected to be fully recovered by December 2009.

10.  Debt

The Company’s debt consists of the following:

	March 31, 2008		December 31, 2007
	Current	Long-term	Current	Long-term
	(in thousands)

2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000

4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	109,987

Project finance facility	32,625	192,375	32,625	192,375

Note assigned to Sumitomo	—	8,615	—	8,013

Capital leases	8,038	42,850	8,242	44,845

Port lease liability	404	11,557	288	11,761

	$41,067	$545,384	$41,155	$546,981

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

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions on the Notes.  At March 31, 2008 the unamortized balance of deferred financing costs related to the Notes was approximately $6.3 million.

San Cristobal Project Finance Facility

In December 2005 the Company closed on the $225 million Facility, arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America.  During 2006 and 2007 the Company borrowed the full $225 million available under the Facility and the proceeds were used to complete construction of the Company’s San Cristobal mine.  Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread.  The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid by December 2012.

In connection with the September 2006 sale to Sumitomo Corporation (“Sumitomo”) of a 35% interest in the subsidiaries that own and operate the San Cristobal mine, Sumitomo guaranteed the repayment of 35% of the Facility debt through project completion. (For this purpose completion is defined as the satisfaction of certain financial and operational requirements including the creation of operating and debt service reserves and meeting certain operational performance levels over specified periods of time and can occur no later than December 2008.)

The Facility contains covenants that require the Company to, among other things, maintain certain security interests, collateral accounts related to operating and debt service reserves, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements.  Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require immediate repayment of all amounts outstanding under the Facility and immediate cash settlement of the outstanding metal derivative positions associated with the San Cristobal mine (see Note 2 related to the Company’s liquidity and ability to meet its obligations under the Facility).

In connection with the Facility the Company funded a $91 million margin account and at March 31, 2008, the Company had recorded $60.7 million as non-current restricted cash and $30.3 million as current restricted cash.  In addition, Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two banks holding the metal derivative positions. Unused funds remaining in the margin account will be released and the guarantee will be reduced one-third per year on the first business day following December 31st of each of 2008, 2009 and 2010.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional.  The Court’s ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling. In April 2008, the Lower House of the Bolivian Congress enacted legislation, which replaced certain articles of the Mining Code.  The proposed legislation will require approval by the Senate to become a law. The proposed legislation would limit the rights associated with mining concessions including the right to transfer, inherit, or mortgage the concession.  Although the Company understands that the Court’s ruling and subsequent legislation will not be applied retroactively, the ruling could limit the transferability of the Company’s mining concessions and may call into question the enforceability of the pledges of our concessions to the lenders under the Facility.

Direct costs incurred in obtaining the Facility were deferred and are being amortized to interest expense, using the effective interest method, over the term of the Facility. At March 31, 2008 the unamortized balance of deferred financing costs related to the Facility was approximately $8.5 million.

Sumitomo Note Assignment

The Company has loaned funds to SC TESA, the contractor that constructed the power line for the San Cristobal mine, and holds a note receivable from SC TESA in the amount of $21.9 million, which is eliminated in consolidation. The Company consolidates SC TESA for financial reporting purposes per the guidance of FASB Interpretation No.46R “Variable Interest Entities” (“FIN 46R”). The Company is receiving repayment of the note from SC TESA in the form of credits against electric transmission charges to the San Cristobal mine.  In connection with the sale of 35% of the San Cristobal mine to Sumitomo, the Company sold 35% of the $21.9 million note to Sumitomo. As the Company receives payments from SC TESA it incurs an obligation to pay Sumitomo its 35% share of such payments. As a result, at March 31, 2008 the Company has recorded a note payable to Sumitomo in the amount of $8.6 million, which includes accrued interest.

Capital Leases

Certain mining equipment at the San Cristobal mine used by the contractor that provides mining services to the Company has been recorded as capital leases because the equipment is used exclusively at the San Cristobal mine.  At March 31, 2008 the Company had recorded on its balance sheet $54.9 million, of equipment, net of accumulated depreciation and a capital lease obligation of $50.9 million related to the leased equipment.  During the three months ended March 31, 2008 the Company made payments of approximately $2.2 million related to its capital lease obligations.

Port Lease Liability

Certain assets constructed at the Port of Mejillones are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities. The Company determined that a leasing arrangement exists with respect to those assets (see Note 8).  As of March 31, 2008 the Company has recorded on its balance sheet $12.0 million, of plant and equipment, net of accumulated depreciation and a financing obligation of $12.0 million related to the port facility.  In addition, the Company holds a

$4.1 million note receivable from the port contractor for funds previously advanced to the contractor including interest (see Note 9).

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

The Company prepares estimates of the timing and amount of expected cash flows when an asset retirement obligation (“ARO”) is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred along with an offsetting increase in the mineral property asset. Changes in the fair value of the ARO are recorded as an adjustment to the corresponding mineral property asset carrying amount. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount factor implicit in the initial fair-value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(in thousands)
Beginning balance	$6,981	$5,761

ARO arising in the period	756	620
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	169	600

Ending balance	$7,906	$6,981

12.   Derivative Instruments

Certain covenants related to the Facility required the Company to provide price protection for a portion of its planned production of metals from San Cristobal.  The Company has entered into certain metal derivative positions utilizing primarily forward sales but also puts and calls to comply with the Facility covenants.  In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions.

The Company began to settle the metal derivative positions required by the Facility during the third quarter 2007.  At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses.

The following table sets forth forward contracts settled and options that expired during the three months ended March 31, 2008:

	Quantity	Average Market Price	Average Contract Price	Average Cash Settlement	Total Cash Settlement
	(in thousands)	(per unit settled)			(in thousands)
Forward Contracts
Silver (000 ounces)	40	$13.45	$7.15	$6.30	$252
Zinc (000 pounds)	34,950	$1.08	$0.48	$0.60	$20,880
Lead (000 pounds)	28,325	$1.26	$0.30	$0.96	$27,177
Call Contracts Written
Zinc (000 pounds)	1,653	$1.08	$0.57	$0.51	$841
Lead (000 pounds)	3,307	$1.25	$0.39	$0.86	$2,862
Put Option Contracts Owned
Silver (000 ounces)	100	$15.98	$5.25	$—	$—

Total					$52,012

The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates.

The following table sets forth the Company’s open metal derivative positions at March 31, 2008:

	Current Maturity Date
	Less Than	2 to 3	4 to 5
	1 Year	Years	Years	Thereafter	Total
	(in thousands except prices)
Forward Contracts
Silver (ounces)	80	160	200	40	480
Average price	$7.15	$7.15	$7.13	$7.15	$7.14

Zinc (pounds)	234,878	413,287	61,734	—	709,899
Average price	$0.48	$0.48	$0.48	$—	$0.48

Lead (pounds)	127,515	127,859	—	—	255,374
Average price	$0.30	$0.29	$—	$—	$0.30

Put Option Contracts Owned (Net)
Silver (ounces)	625	2,575	5,400	200	8,800
Average price	$5.48	$5.69	$5.89	$5.60	$5.79

Lead (pounds)	9,590	21,821	1,429	—	32,840
Average price	$1.19	$1.15	$1.07	$—	$1.15

Call Option Contracts Written
Silver (ounces)	3,450	5,675	675	—	9,800
Average price	$8.44	$8.14	$9.24	$—	$8.32

Zinc (pounds)	6,614	4,960	—	—	11,574
Average price	$0.57	$0.57	$—	$—	$0.57

Lead (pounds)	13,228	9,921	—	—	23,149
Average price	$0.39	$0.39	$—	$—	$0.39

The Company adjusts its open metal derivative positions to estimated fair value at the end of each accounting period with the related change in fair value recorded to earnings.  For the three months ended March 31, 2008 the Company recorded a metal derivative loss of $76.5 million as a result of adjusting the open positions and positions settled during the period to estimated fair value.  For the three months ended

March 31, 2007 the Company recorded a mark-to-market derivative gain of $108.3 million. Non-cash mark-to-market gains and losses from the remaining outstanding derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The Company does not intend to settle the remaining open derivatives position contracts prior to their settlement dates.

The following table sets forth the fair value of the Company’s net open metal derivative positions at March 31, 2008 and December 31, 2007 and the change for the three months ended March 31, 2008:

	Liability Amount To Be Realized In
	Less Than	2 to 3	4 to 5
Period Ended	1 Year	Years	Years	Thereafter	Total
	(in thousands)
December 31, 2007	$266,820	$425,569	$47,958	$681	$741,028
March 31, 2008	$322,329	$404,718	$38,337	$157	$765,541
Change for the three months ended March 31, 2008	$55,509	$(20,851)	$(9,621)	$(524)	$24,513

The metal derivative positions in the tables above are primarily held in a separate Cayman Island subsidiary which is owned 65% by the Company and 35% by Sumitomo, and Sumitomo has guaranteed the payment of 35% of the metal derivative positions through completion (which, according to the terms of the Facility, may be no later than December 2008) (see Note 10).  The lead puts owned by Minera San Cristobal which have a positive carrying value at March 31, 2008 of approximately $6.1 million are netted against the liabilities in the table above, which are reflected as $1.5 million and $4.6 million in current and non-current assets, respectively, in the accompanying consolidated balance sheet.  (See Note 13 for fair value measurements disclosure).

13.   Fair Value Measurements

Effective January 1, 2008 the Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which were measured at fair value on a recurring (annual) basis.  FAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per FAS No. 157 are as follows:

Level 1:  Unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:  Quoted prices in inactive markets for identical assets or liabilities, quoted prices for similar assets or liabilities in active markets, or other observable inputs either directly related to the asset or liability or derived principally from corroborated observable market data.

Level 3:  Unobservable inputs due to the fact that there is little or no market activity. This entails using assumptions in models which estimate what market participants would use in pricing the asset or liability.

The following table summarizes the Company’s financial assets and liabilities at fair value at March 31, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,892	$—	$—	$11,892
Short-term available for sale securities	7,708	—	—	7,708
Trade receivables	19,932	—	—	19,932
Auction rate securities	—	—	20,767	20,767
Derivatives	—	6,106	—	6,106
	$39,532	$6,106	$20,767	$66,405

Liabilities:
Trade payables	$1,488	$—	$—	$1,488
Derivatives	—	771,648	—	771,648
	$1,488	$771,648	$—	$773,136

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy.  These securities are comprised principally of commercial paper and government bonds which have been valued using quoted prices in active markets.

The Company’s short-term investments are classified within Level 1 of the fair value hierarchy.  These securities are comprised principally of common stock, commercial paper and government bonds which have been valued using quoted prices in active markets.

The Company’s trade receivables and trade payables (to smelters) are classified within Level 1 of the fair value hierarchy.  These amounts represent embedded derivatives as part of the Company’s concentrate sales and are marked-to-market based upon quoted market prices in the respective commodity futures market based upon the period of estimated settlement.  Trade payables arise when the overall mark-to market valuation of a respective sale falls below the amount the Company has received to date from applicable provisional payments.

All of the Company’s metal derivative positions are classified within Level 2 of the fair value hierarchy.  These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available.  For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions.

The Company’s ARS are classified within Level 3 of the fair value hierarchy.   These securities are valued by the Company, with the assistance of a third party valuation firm.  The ARS are classified into two categories, collateralized debt obligations (“CDO’s”) and corporate debt.  The CDO’s are valued by estimating the value of the underlying collateral using significant assumptions regarding default, recovery and prepayment rates, and factoring these estimated collateral values in conjunction with the tranche for pay-out of the underlying collateral that the Company’s holds in each respective security.  The corporate debt ARS are valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption, values.  The Company uses these significant Level 3 inputs as there is no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

The following table summarizes the change in fair value of the Company’s Level 3 financial assets (ARS’s) for the three months ended March 31, 2008:

Beginning balance	$21,510
Unrealized losses, net	(597)
Adjusted cost basis of Level 3 security sold in the period	(146)

Ending balance	$20,767

14.    Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes.  The Company files Bolivian, United States and certain other foreign country income tax returns, and pays the taxes reasonably determined to be due.  The tax rules and regulations in these countries are highly complex and subject to interpretation.  The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  At March 31, 2008, the Company’s total unrecognized tax benefits were $1.8 million for uncertain tax positions taken or expected to be taken on tax returns, all of which result in a reduction of the Company’s net operating loss carryforwards.  The unrecognized tax benefits resulted from tax positions taken during a prior year.  If recognized, the entire $1.8 million of total unrecognized tax benefits would affect the effective tax rate.

For the first quarter of 2008 and 2007 the Company recorded $10.9 million and $0.1 million of income tax expense, of which approximately $0.8 million and $0.1 million related to foreign withholding taxes.   The remaining $10.1 million tax expense for the first quarter 2008 consists of $4.7 million current and $4.9 million deferred income tax in Bolivia relating to the San Cristobal mine, and $0.5 million in Switzerland relating to the marketing of concentrates from San Cristobal.  On the consolidated balance sheet, the Company has presented the $4.9 million net deferred income tax obligation as a $3.4 million current deferred tax asset and an $8.3 million non-current deferred tax liability.  The subsidiary owning the San Cristobal mine has utilized all of its $17.3 million net operating loss carryforwards to reduce taxes payable incurred during the first quarter 2008. The income tax calculation for the San Cristobal mine was significantly impacted by the recognition of, for local tax purposes only, a $9.2 million gain (tax effect of $3.5 million using 37.5% tax rate) relating to inflationary indexation on the mines’ non-monetary assets and equity, and also the recognition of, for local tax purposes only, a $28.2 million gain (tax effect of $10.6 million using 37.5% tax rate) related to the unrealized foreign exchange gain on US dollar denominated liabilities.  Inflationary indexation was instituted in Bolivia beginning the fourth quarter 2007, and unrealized foreign exchange gains on US dollar denominated liabilities in Bolivia have become significant in recent periods due to the devaluing US dollar relative to the Boliviano.

Although the San Cristobal mine generated taxable income in the first quarter 2008, the Company has determined, due to the limited history of operations at San Cristobal, there is not sufficient positive evidence of future taxable income to overcome the presumption that the losses observed in previous quarters will continue.  As a result, a valuation allowance remains on the Company’s net deferred tax assets.  However, as production at the San Cristobal mine continues, there may be sufficient positive evidence in future periods to allow the Company to determine that certain deferred tax assets have become realizable.  This could cause a release of a portion or all of the Company’s valuation allowances, which would result in a reduction of the Company’s tax provision at that time.

In addition, following the guidance of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”) paragraph 22b., the limited history of operating earnings at San Cristobal, as well as the taxable income effect of inflationary gains and unrealized foreign exchange gains, has led the Company to conclude it cannot reasonably rely on estimates of future taxable income to determine an annual effective tax rate.  Thus, the Company has used the actual effective tax rate for the year-to-date period as the best estimate of the annual effective tax rate.

15.       Shareholders’ Deficit

The following table sets forth the changes in shareholders’ deficit during the first three months of 2008:

					Accum-
					-ulated
					Other
			Addi		Compre
			-tional	Accum	-hensive	Total
	Ordinary Shares		Paid-in	-ulated	income	Shareholders’
	Shares	Amount	Capital	Deficit	(loss)	Deficit
	(in thousands except share data)
Balance, December 31, 2007	58,909,625	$589	$677,203	$(761,783)	$(110)	$(84,101)
Stock compensation accrued	—	—	1,070	—	—	1,070
Stock granted as compensation ($16.36 per share)	21,850	0.2	—	—	—	0.2
Unrealized loss on marketable equity securities	—	—	—	—	(568)	(568)
Net loss	—	—	—	(9,253)	—	(9,253)
Balance, March 31, 2008	58,931,475	$590	$678,273	$(771,036)	$(678)	$(92,851)

Stock Option Plans – The Company has established a plan to issue share options and other awards of the Company’s shares to officers, directors, employees, consultants and agents of the Company and its subsidiaries (the ‘‘Plan’’).

The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.  The Company recognized stock-based compensation costs of $1.1 million and $1.0 million for the three month periods ended March 31, 2008 and 2007 respectively.

A summary of the Company’s stock options issued under the Plan at March 31, 2008 and changes during the three months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,475,209	$15.36
Granted during period	352,215	13.51
Forfeited or expired during period	(138,350)	16.97
Exercised during period	—	—
Outstanding at end of period	2,689,074	15.04
Exercisable at end of period	1,923,616	14.89
Granted and expected to vest	724,047	15.40

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company’s restricted stock grants issued under the Employees’ Plan at March 31, 2008 and changes during the three months then ended is presented in the following table:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	183,700	$17.00
Granted during period	104,400	13.25
Restrictions lifted during the period	(21,850)	15.29
Forfeited during period	—	—
Outstanding at end of the period	266,250	15.66

The fair value of each restricted stock grant is based on the closing price of the Company’s shares on the date of grant.

Deferred Compensation Plan – The Company has established a Non-Employee Director Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan the directors will receive a portion of their compensation in the form of Restricted Stock Units issued under the Plan. The Restricted Stock Units typically vest one year after the date of grant so long as the individual is still serving as a director. Each Restricted Stock Unit entitles the director to receive one unrestricted Ordinary Share for each vested Restricted Stock Unit upon the termination of the director’s board service.

A summary of the status of the Restricted Stock Unit grants issued under the Deferred Compensation Plan at March 31, 2008 and changes during the three months then ended is presented in the following table:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	25,806	$19.18
Granted during period	—	—
Restrictions lifted during the period	—	—
Forfeited during period	(2,184)	—
Outstanding at end of the period	23,622	19.05

The fair value of each Restricted Stock Unit grant is based on the closing price of the Company’s shares on the date of grant.

16.       Minority Interest

Sumitomo Corporation

During 2006 the Company sold to Sumitomo 35% interests in the subsidiaries that own the San Cristobal mine, market project concentrates and hold the metal derivative positions required by the project lenders. The Company continues to own 65% of these subsidiaries.

Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open metal derivative positions.  Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses.  However, GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary. Accordingly, the Company has absorbed approximately $0.4 million of losses that normally would have been allocated to Sumitomo at March 31, 2008.  The Company expects to recover the remaining $0.4 million of losses it absorbed, and any additional losses it may absorb related to Sumitomo’s minority interest, from future earnings prior to the allocation of earnings to Sumitomo or from future contributions by Sumitomo.  During the first quarter 2008 the Company recorded a $40.8 million minority interest benefit related to Sumitomo’s interest in certain losses primarily related to the open metal derivative positions required by the Facility (see Note 12), and includes recovery of $20.4 million in losses previously absorbed by the Company. Also during the first quarter 2008, Sumitomo advanced an additional $33.3 million to fund its share of operating costs related to the San Cristobal mine, and the Company recorded $2.1 million of interest due Sumitomo on its share of advances to fund the San Cristobal mine.

Under the terms of the sale, the Company retained certain interests in Sumitomo’s share of future silver and zinc production from the San Cristobal mine.  During the first quarter 2008 the Company received payments in the amount of $1.9 million from Sumitomo and at March 31, 2008 the Company had recorded a receivable in the amount of $5.5 million from Sumitomo related to its retained interests in Sumitomo’s share of the San Cristobal mine silver and zinc production.  These amounts are included in minority interest in loss of consolidated subsidiaries in the accompanying statement of consolidated operations and comprehensive income (loss).

SC Tesa

During 2005 the Company entered into a long-term contract with SC Tesa to construct a power line and transport power to the San Cristobal mine from the Bolivian power grid. The Company loaned SC Tesa $22.3 million to construct the power line which will be repaid through credits against charges for the delivery of power (see Note 10).  Per the guidance of FIN 46R the Company fully consolidates the accounts of SC TESA.

Because SC TESA is consolidated for financial reporting purposes, the intercompany profit earned by SC TESA is eliminated and the Company recognizes a minority interest offset to SC TESA’s earnings or loss. During the first quarter 2008 SC TESA recorded a $0.4 million loss.  The Company absorbed the full $0.4 million loss and did not record a minority interest in the loss because to do so would result in a negative minority interest liability which is not permitted under GAAP.  At March 31, 2008 the total loss absorbed by the Company to date was approximately $1.3 million.  The Company expects to recover the full $1.3 million loss absorbed to date and any other losses it may absorb against SC TESA’s future earnings.

17.  Sale of Concentrates

The Company sells its concentrates directly to smelters at market-based prices less deductions for refining and treatment charges.  The Company recognizes a sale upon receipt of provisional payment, as this is the earliest point that both risk of loss and title transfer to the smelter.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. The provisional sales price is based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net of amounts retained by the smelter to cover its refining and treatment costs. Sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative does not qualify for hedge accounting and is marked to market through earnings each period prior to final settlement. Until final settlement, adjustments to revenue are recorded on a mark-to-market basis to reflect changes to the forward metals prices for the estimated date of settlement and changes in metal quantities are adjusted upon receipt of new information and assays. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, the Company could be required to return a portion of the sales proceeds received based on the provisional invoice. The Company has not yet completed negotiations with smelters to establish refining and treatment costs for all shipments made during calendar 2008.  Costs for treatment charges are expected to increase substantially for 2008 due to the increased demand for smelter capacity resulting from an increased concentrate supply on the world market. Smelting charges for lead concentrates have approximately doubled while charges for zinc concentrates have risen about 30%.  The Company has recorded refining and treatment costs for shipments during the period reflecting its best estimate of the final negotiated terms for 2008.

18.       Commitments and Contingencies

Performance Bonus – The Company has agreed to pay a bonus to the San Cristobal mine construction management contractor contingent upon certain project completion parameters. The Company and the construction management contractor are currently reviewing the project completion status. The Company believes it is probable that it will be required to pay the construction management contractor a portion of the bonus up to $1.3 million and has accrued that amount.

Project Finance Facility Commitments – Per the amended terms and conditions of the Facility the proceeds from the sale of concentrates from the San Cristobal mine are deposited in a bank account controlled by the lenders. The lenders release funds from the account to facilitate working capital requirements for the San Cristobal mine as needed.  Twice a year in June and December, beginning in December 2008, the Facility principal payment will be withdrawn from the account with 45% of any excess cash, as defined, also being applied as a principal payment and the remaining 55% distributed to the Company and Sumitomo.

In addition, per the amended terms and conditions of the Facility the Company was required to deposit $91.0 million of cash in a margin account to collateralize the open metal derivative positions the Company holds as required by the Facility. The margin account will decrease by one-third on the first business day following December 31st of each of the years 2008 through 2010.  At March 31, 2008 the $91.0 million was held in the margin account with $30.3 million recorded as current restricted cash and $60.7 million recorded as non-current restricted cash.

Auction Rate Securities – At March 31, 2008 the Company is holding ARS, with an adjusted carrying value of $20.8 million that it has been unable to liquidate because of failed auctions.  The Company has recognized liquidation losses and other than temporary impairment charges of approximately $34.5 million related to ARS investments since the auctions began to fail in mid-2007.  It is possible that the Company may experience further impairment charges or liquidation losses on the remaining ARS it holds (see Note 4).

Political Contingencies – At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The Bolivian government may alter its policies with respect to the mining industry in the future.  In addition, the Bolivian government has recently enacted various changes to applicable mining taxes.  These changes include increasing the income tax rate from 25 percent to 37.5 percent when metals prices are above specified thresholds, eliminating the creditability of the complementary mining tax (CMT) against the income tax when metals prices are above specified thresholds (deductibility of the CMT against the income tax is allowed), and establishing a separate CMT rate of up to 6 percent for silver.  These changes, which became effective December 14, 2007, will result in a higher income tax burden for the Company.   Maintained in the tax law applicable to mining is the refund to exporters of a percentage of import duties and value added tax.  Also currently being considered is the elimination of the 25 percent surtax for taxable income over a threshold amount.  The potential for the government to make additional changes that would have the effect of increasing the total tax burden on the San Cristobal mine continues to exist, and any such changes could adversely affect the earnings and cash flow generated by the mine and the Company’s ability to recover its investment in the mine and to meet its liabilities to the San Cristobal lenders and the counterparties holding the metal derivative positions required by those lenders.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional.  The Court’s ruling is not effective until May 2008 and the Court urged the Bolivian Congress to enact legislation during that time which may supersede the ruling.  In April 2008, the Lower House of the Bolivian Congress enacted legislation, which replaced certain articles of the Mining Code.  The proposed legislation will require approval by the Senate to become a law.  The proposed legislation would limit the rights associated with mining concessions including the right to transfer, inherit, or mortgage the concession.  Although the Company understands that the Court’s ruling and subsequent legislation will not be applied retroactively, the ruling could limit the transferability of the Company’s mining concessions and may call into question the enforceability of the pledges of our concessions to the lenders under the Facility.

In December 2007, the Bolivian Constituent Assembly approved a draft constitution for the Republic of Bolivia.  The draft constitution, if approved, could significantly affect the legal framework governing mining in Bolivia.  The draft constitution appears to affirm the May 2006 Constitutional Court ruling that limits the transferability of mining concessions.  It is not certain how existing concessions and pledges, including San Cristobal’s concessions and pledges to the project finance lenders, would be affected by those provisions of the draft constitution.  In addition, the draft constitution provides that companies with existing concessions will be required to enter into mining agreements with the state within a year following ratification of the constitution by national referendum.  The draft constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements.

The Company, together with Sumitomo, is engaged in continuing discussions with government representatives regarding various proposals and their potential effects on San Cristobal.  The Company is unable to predict which additional changes, if any, will be made to current mining tax legislation and the Mining Code.

Other Contingencies – As previously disclosed, the Company has concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee, that certain senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company’s active exploration or operating properties.  Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters.  The Company has contacted the Department of Justice (“DOJ”) and SEC and reported the results of its internal investigation.  The Company has been informed that the SEC and DOJ have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act.  The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

19.       Foreign Currency

Gains and losses on foreign currency transactions consist of the following:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$4,863	$984
Total	$4,863	$984

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

20.   Supplemental cash flow information

The following table reconciles net income (loss) for the period to cash from operations:

	Three Months Ended
	March 31
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,253)	$111,979
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	10,621	114
Amortization of deferred financing costs	1,252	—
Accretion of asset retirement obligation	169	139
Amortization of premiums and discounts.	(180)	(58)
Mark-to-market (gain) loss on derivative positions	76,526	(108,306)
Deferred income taxes	4,937	—
Minority interest in loss of consolidated subsidiary	(40,822)	(4,930)
Stock compensation...	1,071	707
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(16,821)	—
Decrease in accrued interest receivable	398	244
Port fees applied to Port of Mejillones note receivable.	682	—
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	(2,988)	1,732
Increase in inventories	(20,744)	(8,759)
Increase in value added tax recoverable, net	(11,698)	(9,456)
Increase in accrued interest payable	898	—
Increase in accounts payable and accrued liabilities net of amounts capitalized	7,288	193
Other increase (decrease)	106	(72)
Net cash provided by (used in) operating activities	$1,442	$(16,473)

The following table sets forth supplemental cash flow information and non-cash transactions:

	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$11,516	$—

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$—	$247
Depreciation expense capitalized	—	2,028
Initial measurement of asset retirement obligation	756	153
Equipment acquired through capital lease	—	22,967

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three month period ended March 31, 2008 and changes in our financial condition from December 31, 2007.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2007.

Apex Silver is a mining, exploration and development company that owns 65% of and operates the San Cristobal silver, zinc and lead mine in Bolivia. We have focused our resources primarily on the development of our San Cristobal mine, which began producing silver bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operation levels in the fourth quarter 2007. Prior to the third quarter 2007 we did not have mining operations from which product was being produced and sold; consequently, we have not previously reported operating income.

Overview

San Cristobal Operations

During the first quarter 2008 we continued to improve production rates at our San Cristobal mine.  We milled 2.4 million tonnes of ore during the quarter, producing approximately 75,000 tonnes of silver bearing lead and zinc concentrates. The concentrates produced contained approximately 2.9 million ounces of payable silver, 29,300 tonnes of payable zinc and 10,000 tonnes of payable lead.  During the first quarter 2008 we sold 69,300 tonnes of concentrates containing approximately 3.5 million ounces of payable silver, 24,600 tonnes of payable zinc and 12,300 tonnes of payable lead and recorded net revenues of $136.9 million.   From concentrate sales in the first quarter 2008 we received a gross value per unit of $18.29 per ounce of payable silver; $1.07 per pound of payable zinc and $1.32 per pound of payable lead.  A portion of the concentrates sold during the first quarter 2008 were produced and shipped during 2007.  All concentrates produced have met the contract specifications of our smelter customers.

Both concentrator throughput rates and metals recovery rates continued to show month to month improvements in the first quarter. Throughput for the quarter averaged approximately 66% of designed capacity of 40,000 tonnes per day, and we continue to experience days of throughput at or in excess of designed capacity.  First quarter 2008 concentrator throughput amounts increased by approximately 20% and concentrate production amounts increased by 65% over fourth quarter 2007 amounts.

We continue to focus on improving the reliability of process water and plant availability and on optimizing ore blends and recovery rates.  Throughput during the first quarter 2008 was constrained primarily due to a shortage of process water.  Redrilling of failed wells and pump repairs were completed during the quarter and are producing water as expected.  However, as concentrator throughput has increased the plant is consuming approximately 20% more water per tonne of ore milled than anticipated, primarily due to water content in tailings discharged from the tailing thickener that is higher than expected.  We are evaluating modifications to the operation of the tailings thickener to increase the amount of water recirculated back to the plant.  Additional modifications to the water collection and pumping system, including additional lines and higher pumping capacity, are being installed and by mid-year we expect to have adequate water for consistent throughput at designed rates.

Mill throughput was also constrained during the first quarter by the variation in ore types including fine and coarse material.  Increasing amounts of fines caused material handling issues in the ore stockpile reclaim system, which reduced the amount of ore delivered to the concentrator.  We have changed our stockpile operating practices to improve the flow of ore through the reclaim system to the concentrator which should increase plant availability and operations consistency.  The variation in ore types also complicates the process of optimizing ore blends and recovery rates.  We are engaged in pilot plant and other testing to assist us in determining the most appropriate methods for blending ore types that include fine and coarse ore variations to continue to improve metal recovery without impacting mill throughput.

Primarily because of lower than anticipated production volumes, first quarter 2008 average cash operating costs of negative $0.79 per ounce of payable silver produced (net of lead by-product credits) and $1.02 per pound of payable zinc were higher than expected.  In addition, we expect 2008 treatment charges to increase due to increased demand for smelter capacity resulting from increased world concentrate supplies.  Industry smelting charges for lead concentrates generally have approximately doubled while charges for zinc concentrates have risen about 30%.  We are in the process of finalizing negotiations with its smelter customers on the terms for concentrate treatment charges, and we included estimated increases in our first quarter average cash operating costs.

Also due primarily to lower first quarter production, we now project full year 2008 production of 15 million ounces of payable silver, 215,000 tonnes of payable zinc and 75,000 tonnes of payable lead.  We also now expect average cash operating costs to be higher than previously forecast, with a range of approximately negative $1.75 to negative $2.25 per payable ounce of silver (net of lead by-product credits) and a range of approximately $0.70 to $0.80 per payable pound of zinc.

Liquidity

Following contributions of $82.1 million ($48.8 million our share) to San Cristobal during the first quarter 2008, our aggregate unrestricted cash and investments (excluding illiquid auction rate securities) at March 31, 2008 totaled 40.2 million.  We currently do not expect to be required to contribute additional amounts to San Cristobal in 2008, as we expect that cash flows from concentrate sales will fund remaining 2008 operating costs, taxes, capital expenditures, debt service and derivative settlement costs.  If the San Cristobal ramp-up and production are delayed, or if projected metals production or mine and concentrator cost estimates are not achieved, we could require additional debt of equity financing.  There can be no assurance that we could obtain such financing on acceptable terms, or at all.  (See —Liquidity and Capital Resources).

Settlement of metal derivative positions

During 2005, we entered into certain forward sales, puts and calls for silver, zinc and lead in order to comply with certain requirements of our project finance facility (the “Facility”). Because of significant increases in spot and forward prices for silver, zinc and lead, we have recognized significant non-cash, mark-to-market losses on these metal derivative positions. Since these metal derivative positions began to mature in July 2007, we have been required to make cash payments to settle the maturing positions. During the first quarter 2008 we made cash payments of $52.0 million to settle the metal derivative positions maturing during that period.  The amount of cash required to settle the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates.  At March 31 2008 prices, we expect cash settlement costs associated with our remaining derivative positions maturing in 2008 to be approximately $239 million, with approximately equal amounts of derivatives maturing monthly.

Political Matters in Bolivia

In late 2007, the Bolivian government enacted various changes to applicable mining taxes which will increase the tax burden on the San Cristobal mine. Also in late 2007, the Bolivian Constituent Assembly approved a new draft constitution that provides, among other things, that mining companies will be required to enter into mining agreements with the state, although the terms of those agreements are not described. In order to become effective, the draft constitution must be approved by the Bolivian people through a national referendum.  We cannot predict whether or when the constitution will be approved.

Non-GAAP Financial Measures

Our management uses several non-GAAP measures to provide an indication of the cash generating capabilities of the San Cristobal mine and to manage and evaluate operating performance.  These measures include “gross value per unit”, “gross value from payable metals contained in concentrates sold” and “average cash operating cost”.  These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

The term “gross value from payable metals contained in concentrates sold” refers to the gross value determined under the smelter contracts, prior to deduction for amounts retained by the smelters to cover treatment and refining charges.  The term “gross value per unit” refers to the “gross value from payable metals contained in concentrates sold” divided by the quantity of payable metals contained in the concentrates sold (ounces of silver and pounds of zinc and lead).

The following tables reconciles these non-GAAP measures to the GAAP measure, sale of concentrates for the quarter ended March 31, 2008:

	Concentrates
	Zinc/Silver	Lead/Silver	Total
	(in thousands)
Gross value from payable metals contained in concentrates sold	$69,326	$92,050	$161,376
Less: Deductions by smelters for treatment and refining charges	(16,568)	(7,955)	(24,523)
Sale of concentrates	$52,758	$84,095	$136,853

				Mark-to-Market
				and Final
				Settlements
	Contained Metals			of Prior
	Silver	Zinc	Lead	Period Sales	Total
	(in thousands except gross value per unit)
Gross value from payable metals contained in concentrates sold	$63,533	$57,822	$35,578	$4,443	$161,376
Divided by: Quantity of metals sold (silver ounces, zinc and lead pounds)	3,473	54,130	27,007
Gross value per unit	$18.29	$1.07	$1.32

‘‘Average cash operating cost’’ includes estimated mining, milling, mine related overhead costs, transportation costs, treatment and refining costs and direct marketing costs. Cash operating costs do not include taxes, depreciation, depletion and amortization, provisions for reclamation and gains or losses on the settlement of metal derivatives.  The average cash operating cost per ounce of silver is equal to the pro-rata share of estimated average operating costs for the period reduced by the estimated value of lead by-product credits for the period and divided by the number of ‘‘payable ounces’’ of silver produced. The lead by-product credits are net of charges related to transportation of lead-silver concentrates and their projected treatment and smelting charges. The ‘‘payable ounces’’ are the number of ounces of silver produced during the period reduced by the ounces required to cover refining and treatment charges for the period. Average cash operating cost per pound of zinc is equal to the pro-rata share of estimated average operating costs for the period divided by the number of ‘‘payable pounds’’ of zinc produced.  The ‘‘payable pounds’’ are the number of pounds of zinc to be produced during the period reduced by the number of pounds required to cover estimated refining and treatment charges for the period. Estimated cash operating costs are allocated between silver and zinc based on the revenue contribution from each metal using the same prices we use for the purpose of calculating our reserves under SEC guidelines.

The following tables reconcile the non-GAAP measure ‘‘average cash operating cost’’ to the GAAP measure, costs applicable to sales, for the quarter ended March 31, 2008.  Information in the tables is presented in thousands except cost per unit.

	Silver	Zinc	Total
Average cash operating costs per unit of production:
Estimated cash operating costs	$18,496	$65,877	$84,373
Lead by-product credit	(20,835)	—	(20,835)
Total average cash operating costs	$(2,339)	$65,877	$63,538
Divided by silver payable ounces, zinc payable pounds produced	2,948	64,606
Total average cash operating costs per ounce/pound produced	$(0.79)	$1.02

Reconciliation of average cash operating costs to GAAP:
Total average cash operating costs	$63,538
Estimated treatment and refining costs	(21,841)
Lead revenue applied as by-product credit	20,835
Complimentary mining tax (royalty)	8,822
Change in concentrate and ore inventories	(2,376)
Costs applicable to sales	$68,978

Results of Operations

Three Months Ended March 31, 2008

Sales of Concentrates.  During the first quarter 2008 we recorded sales of concentrates of $136.9 million. Included in this amount is $4.4 million of settlement and mark-to-market adjustments for sales made in 2007.  We had no such sales of concentrates during the first quarter 2007.

Costs Applicable to Sales.  During the first quarter 2008 costs applicable to sales totaled $69.0 million. These costs relate to mining, milling, marketing and transportation of concentrate sold to our customers.  We had no such costs during the first quarter 2007.

Exploration.  Exploration expense was $6.2 million for the first quarter 2008 compared to $2.7 million for the first quarter 2007. Exploration expense was incurred primarily in Argentina, Mexico and Peru. Exploration costs have increased for the first quarter 2008 as compared to the same period 2007 as we are performing additional drilling on certain prospects and incurring costs for preliminary metallurgical, engineering and environmental work on certain properties.

Administrative.  Administrative expense was $4.2 million for the first quarter 2008 compared to $6.3 million for the first quarter 2007.  Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. The decrease in administrative expenses for the first quarter 2008 compared to first quarter 2007 is primarily due to higher professional fees during the first quarter 2007 as a result of additional accounting and legal services performed during first quarter 2007.

Gain (Loss) on Metal Derivatives.  For the first quarter 2008 we recorded a loss related to our metal derivative positions in the amount of $76.5 million compared to a gain of $108.3 million on our metal derivative positions for the first quarter 2007. Gains and losses are the result of marking-to-market our open metal derivative positions and metal derivative positions settled during the period, as compared to the previous quarter, based upon changes in spot and forward prices for silver, zinc and lead. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $10.6 million for the first quarter 2008 compared to $0.1 million recorded during the first quarter 2007.  The 2008 increase is the result of the commencement of operations at our San Cristobal mine and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the mining property.  In addition, during the first quarter 2007, depreciation and amortization costs incurred in connection with the development of the mine totaling $2.0 million were capitalized.

Interest and Other Income. We recorded interest and other income of $2.0 million for the first quarter 2008 compared to $7.1 million recorded during the first quarter 2007.  The 2008 decrease in interest and other income is the result of lower average cash and investment balances that we held during the first quarter 2008 compared to the same period 2007.  Available interest rates were also lower for the first quarter 2008 as compared to the same period 2007.

Interest Expense and Other Borrowing Costs.  During the first quarter 2008 we recognized $16.2 million of interest expense and other borrowing costs.  We recognized no interest expense and other borrowing costs during the first quarter 2007 as the total related costs of $10.8 million were capitalized.  Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes Due 2024 (the “Convertible Notes”), the Facility and equipment accounted for as capital leases. The increase in the 2008 costs was primarily the result of increased borrowings outstanding under the Facility and an increase in the equipment accounted for as capital leases.

Income Taxes.   During the first quarter 2008 we recorded income tax expense of $10.9 million as compared to $0.1 million for the first quarter 2007, due mostly to taxable income incurred at the San Cristobal mine.  The 2008 effective tax rate significantly differs from the Bolivia statutory rate of 37.5% primarily due to (i) the non-deductibility of metal derivatives losses which are held primarily in a Cayman Islands subsidiary, (ii) the recognition of, for local tax purposes only, both unrealized foreign exchange gains on the San Cristobal project’s US dollar denominated liabilities and inflationary gains on the San Cristobal projects’ non-monetary assets and equity, and (iii) the full valuation allowance placed on our other deferred tax assets, offset by the utilization of San Cristobal’s net operating loss carryforwards which previously had a full valuation allowance.  Due to the limited history of operating earnings at San Cristobal combined with the cumulative operating losses recorded there prior to the commencement of operations, as well as the taxable income effect of inflationary gains and unrealized foreign exchange gains, our year-to-date effective tax rate is the best estimate of the annual effective tax rate.

Minority Interest.   During the first quarter 2008 we allocated losses to the minority interest holder of $40.8 million as compared to $4.9 million for the first quarter 2007.  The $40.8 million minority interest benefit is primarily related to Sumitomo’s interest in certain losses primarily related to the open metal derivative positions required by the Facility and includes recovery of $20.4 million in losses previously absorbed by us. GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary and at December 31, 2007 we had absorbed approximately $20.6 million of losses that normally would have been allocated to the minority interest.  At March 31, 2008 we were able to allocate the current loss and all but $0.4 million of the previous loss as a result of the increase to the minority owners interest resulting from Sumitomo’s advances of $33.3 million to fund its share of operating costs related to the San Cristobal mine, and $2.1 million of interest due Sumitomo on its share of advances to fund the San Cristobal mine.

Liquidity and Capital Resources

At March 31, 2008, our aggregate cash, restricted cash, short and long-term investments totaled $198.9 million compared to an aggregate of $220.7 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2007.  The amounts held at March 31, 2008 include $32.5 million of unrestricted cash and cash equivalents, $7.7 million of unrestricted short-term investments, $20.8 million of currently illiquid ARS classified as long term, $91.0 million of cash that is restricted to collateralize the metal derivative open positions required by the Facility, of which $30.3 million is expected to become unrestricted on January 2, 2009 and is therefore classified as short term, and

$46.9 million of cash that is restricted to the operating requirements at the San Cristobal mine and interest and principal payments the Facility.  At March 31, 2008, our aggregate unrestricted cash and investments (excluding ARS) totaled $40.2 million.

Over the next twelve months, we expect to spend approximately $25 million on general corporate costs and interest related to the Convertible Notes (see Note 10) and $20 million on exploration.  We plan to fund these expenditures primarily from interest and other income and from Sumitomo’s deferred payment obligation on silver and zinc production at the San Cristobal mine.  For the first quarter 2008, we received $2.0 million in interest and other income (some of which was earned on restricted accounts and remained subject to restrictions) and $1.9 million in payments from Sumitomo. Cash from the deferred payment obligation is not subject to any restrictions.  In the event general corporate costs, interest and exploration costs exceed current projections, we expect that additional cash funding would come from our existing unrestricted cash and investments.  In addition, we expect that $30.3 million of cash that is restricted to collateralize the metal derivative open positions required by the Facility will become unrestricted at the beginning of 2009 and will be available for general corporate purposes.  If “completion” has not been achieved or we are otherwise not in compliance with the terms of the Facility, that amount will not be released until such noncompliance has been cured.

During the first quarter 2008, we and Sumitomo contributed $82.1 million to San Cristobal to fund operating costs, income and other taxes, capital costs, financing costs, and settlement of metal derivative positions required in connection with the Facility. We funded $48.8 million of this amount and the remaining $33.3 million was funded by Sumitomo (the amounts are different than the 65%/35% ownership ratio due to funding by Apex prior to year-end 2007, in advance of Sumitomo’s corresponding funding which occurred at the beginning of 2008).   Although operations at San Cristobal continue in the ramp-up phase, management does not believe that we and Sumitomo will need to contribute any additional amounts to San Cristobal to fund operations through the end of 2008 and that cash flows from concentrate sales will cover remaining 2008 San Cristobal operating costs, taxes, capital expenditures, debt service and metal derivative settlement costs.   As noted below, however, we currently anticipate that we and Sumitomo will be required to contribute additional amounts to the mine in January 2009 in connection with the payment of Bolivian income taxes.

The Facility contains covenants that require us, among other things, to achieve “completion” of the mine as defined in the Facility by year-end 2008.  Failure to achieve “completion” by year-end 2008 would constitute a default under the Facility.   One of the requirements for completion is the funding of operating and debt service reserve accounts, which are estimated to require an aggregate of $72 million.  We project that operating cash flows from our San Cristobal mine will be sufficient to fund these reserve accounts by the end of 2008. If operating cash flows are not sufficient to fund the reserve accounts, we and Sumitomo would be required to fund any shortfall, or request that the Facility lenders extend the period to achieve completion, to remain in compliance with the Facility.   There can be no assurance that the lenders would agree to such an extension.

In addition, following “completion” of the San Cristobal mine as defined in the Facility, cash flows from the mine must meet certain minimum forward looking loan coverage ratios which must be computed using metals prices set forth in the Facility, which are lower than current market prices.  Specifically, for production during 2009, the forward looking debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead.  At March 31, 2008 the current market prices were $17.99 per ounce for silver, $1.04 per pound for zinc, and $1.27 per pound for lead.  We must submit annually an updated operating plan to the lenders by November 1 using the metals prices set forth in the Facility and projections of actual production and operating costs for the following year and life of the mine.  Material increases in projected costs or decreases in projected production could cause us to fail to comply with the forward looking financial ratios included in the operating plan.  In this situation, we would have to request that the Facility lenders allow increased metals prices in the operating plan, or otherwise modify the Facility, to remain in compliance.  There can be no assurance that the lenders would agree to such an increase or other such modifications.

Failure to meet one or more of the conditions or covenants required by the Facility, or to cure related violations within specified periods, could cause the lenders to declare us in default.   If such a default were declared and remained uncured, amounts borrowed under the Facility could become due and payable immediately and we could be required to immediately settle all outstanding hedge positions associated with the Facility (see Note 12).  We currently do not have sufficient cash and investments to settle fully our share of the obligation related to the Facility and hedge liability, and there can be no assurance that we would be able to obtain the additional funds necessary to settle such amounts.  If we were unable to repay the borrowed amounts or otherwise perform our obligations under the Facility, the lenders would be entitled, in certain circumstances, to enforce their lien and take possession of the secured assets, including the assets that comprise the San Cristobal mine.  In addition, failure to pay amounts accelerated under the Facility could also result in a default under the terms of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024, which could require the repayment of those amounts.

Further, San Cristobal will be required to make an income tax payment, which will vary depending on the income generated by the mine, in January 2009 upon the filing of its annual Bolivian income tax return, representing the majority of its tax liability due for the Bolivian fiscal year ended September 30, 2008.  We estimate that the tax payment could be as much as $90 million with our 65% share being as much as much as $59 million.  Based on those projections, we anticipate that the cash balances held by San Cristobal at that time will not be sufficient to both fund the operating and debt service reserve accounts required by the Facility (see discussion above) and make the tax payment as required.   This would require us and Sumitomo to contribute additional amounts to San Cristobal.   We are currently projecting that we will be able to fund our share of San Cristobal’s anticipated cash shortfall in January 2009 with available unrestricted cash and investments and we expect that Sumitomo would fund its share.

Whether San Cristobal will require future funding from Apex Silver and Sumitomo in excess of current projections will depend on, among other things, the amount and timing of concentrate production, revenues and related cash receipts, and expenditures, including the settlement of metal derivative positions and payment of taxes.  Because the mine has not yet reached full production capacity, the amount and timing of production, revenues and related cash receipts and expenditures are difficult to predict.  If the San Cristobal ramp-up and production are delayed, or if projected metals recovery rates or operating cost estimates are not substantially achieved, additional funding may be required.   If San Cristobal requires additional cash funding, we could require additional debt or equity financing.  There can be no assurance that we could obtain such debt or equity financing on acceptable terms and conditions or at all.  If Sumitomo funds its pro rata share of additional San Cristobal funding but we are unable to fund our share, our ownership interest in the mine could be reduced.

We are exploring alternatives for increasing our liquidity in the event that our current balance of unrestricted cash and investments falls below acceptable levels.  Alternatives for increasing available unrestricted cash and investments could include, among other things, debt or equity financing or selling an additional interest in San Cristobal or one or more exploration properties.  In addition, we could seek certain waivers from the lenders of the Facility to extend the period for meeting completion under the Facility or to assure compliance with financial ratios.  There can be no assurance that any of these strategies, if undertaken, would be successful or that we would find the terms and conditions of any of the alternatives acceptable.

Significant Accounting Policies

Recently Adopted Standards

Effective January 1, 2008 we adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which we measure at fair value on a recurring (annual) basis.  FAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per FAS No. 157 are as follows:

Level 1:  Unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:  Quoted prices in inactive markets for identical assets or liabilities, quoted prices for similar assets or liabilities in active markets, or other observable inputs either directly related to the asset or liability or derived principally from corroborated observable market data.

Level 3:  Unobservable inputs due to the fact that there is little or no market activity. This entails using assumptions in models which estimate what market participants would use in pricing the asset or liability.

The following table summarizes our financial assets and liabilities at fair value at March 31, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,892	$—	$—	$11,892
Short-term available for sale securities	7,708	—	—	7,708
Trade receivables	19,932	—	—	19,932
Auction rate securities	—	—	20,767	20,767
Derivatives	—	6,106	—	6,106
	$39,532	$6,106	$20,767	$66,405

Liabilities:
Trade payables	$1,488	$—	$—	$1,488
Derivatives	—	771,648	—	771,648
	$1,488	$771,648	$—	$773,136

Our cash equivalents are classified within Level 1 of the fair value hierarchy.  These securities are comprised principally of commercial paper and government bonds which have been valued using quoted prices in active markets.

Our short-term investments are classified within Level 1 of the fair value hierarchy.  These securities are comprised principally of common stock, commercial paper and government bonds which have been valued using quoted prices in active markets.

Our trade receivables and trade payables (to smelters) are classified within Level 1 of the fair value hierarchy.  These amounts represent embedded derivatives as part of our concentrate sales and are marked-to-market based upon quoted market prices in the respective commodity futures market based upon the period of estimated settlement.  Trade payables arise when the overall mark-to market valuation of a respective sale falls below the amount we have received to date from applicable provisional payments.

All of our metal derivative positions are classified within Level 2 of the fair value hierarchy.  These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available.  For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions.

Our ARS are classified within Level 3 of the fair value hierarchy.   These securities are valued by us, with the assistance of a third party valuation firm.  The ARS are classified into two categories, collateralized debt obligations (“CDO’s”) and corporate debt.  The CDO’s are valued by estimating the value of the underlying collateral using significant assumptions regarding default, recovery and prepayment rates, and factoring these estimated collateral values in conjunction with the tranche for pay-out of the underlying collateral that we hold in each respective security.  The corporate debt ARS are valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption, values.  We uses these significant Level 3 inputs as there is no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

The following table summarizes the change in fair value of our Level 3 financial assets (ARS’s) for the three months ended March 31, 2008:

Beginning balance	$21,510
Unrealized losses, net	(597)
Adjusted cost basis of Level 3 security sold in the period	(146)

Ending balance	$20,767

Effective January 1, 2008 we adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) applies to all entities with available-for-sale and trading securities.  We did not elect the fair value option for any of our financial assets or liabilities, and as a result, the adoption of FAS No. 159 did not have a material impact on our financial position or results of operations at March 31, 2008 and is not expected to have a material impact in the future.

New Accounting Standards

For information regarding new accounting standards, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Contractual Obligations

Our primary contractual obligations at March 31, 2008 are related to the Facility metal derivative positions required by the Facility, capital lease obligations related to mining equipment at our San Cristobal mine and interest obligations related to our outstanding convertible debt.  There have not been any significant additions or modifications to our contractual obligations during the quarter ended March 31, 2008.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal ramp-up and anticipated production and average cash operating costs in 2008, the timing of achieving consistent mill throughout at designed capacity and full production rates, the adequacy of process water for production, improvement during 2008 in metal recovery rates, anticipated spending during 2008 and the expectation that we will not be required to contribute additional amounts to San Cristobal in 2008, anticipated additional funding requirements for San Cristobal, the expectation that sales from San Cristobal will cover operating and other costs for the mine during 2008, expected increases in smelting and treatment charges, potential need for additional debt or equity financing, planned spending on corporate costs, interest and overhead, contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to funding commitments; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; compliance with the San Cristobal project finance facility; possible changes in the mining or taxation policies of the Bolivian government; and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward-looking statements are reasonable.  However, we cannot assure that these expectations will prove to be correct.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•      worldwide economic and political events affecting the supply of and demand for silver, zinc and lead and related market prices for each metal;

•      political and economic instability in Bolivia, including the communities located near the San Cristobal mine, and in other countries in which we conduct business;

•      future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government, including the approval by the Bolivian people of a draft constitution which could have a significant effect on mining operations in Bolivia;

•      volatility in market prices for silver, zinc and lead;

•      financial market conditions;

•      uncertainties associated with ramp-up and operation of a new mine, including the unreliability of production and cost estimates in early stages of operations;

•      variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

•      variations in plant availability and processing rates;

•      shortages and reliability of process water and delivery of operating supplies to the mine site;

•      continued training needs of the plant work force;

•      labor disputes or strikes;

•      failure to comply with obligations under the Facility;

•      failure to reach agreement with Sumitomo Corporation regarding future development or operation of San Cristobal, or failure to comply with agreements with Sumitomo related to the San Cristobal mine;

•      uncertainties regarding future changes in applicable law or implementation of existing law, including Bolivian laws related to tax, mining, environmental matters and exploration; and

•      problems or delays in achieving full mill throughput rates and anticipated recovery rates and metals production at San Cristobal;

•      inability to improve recoveries without affecting throughput;

•      higher than anticipated mine or concentrator costs;

•      material handling problems in stockpile reclaim system;

•      inability to provide funding to San Cristobal or to obtain debt or equity financing on acceptable terms or at all;

•      difficulties in blending ore types;

•      insufficient funds to complete planned exploration activities;

•      amounts and timing of production, revenues and related cash receipts, and expenditures;

•      the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2007.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under the Facility.  The Convertible Senior Subordinated Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes.  The Facility bears interest at the LIBOR rate plus a credit spread.  With the full $225 million borrowed under the Facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million.  We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future manage our exposure to interest rate risk.

We invest excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first three months of 2008, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.5 million.

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

A secondary effect to transacting mostly in US dollars is the exposure created, for purposes of calculating and paying foreign income tax, in those foreign jurisdictions whose local currency is other than the US dollar.  Certain jurisdictions, including Bolivia, require the recognition of unrealized exchange gains or losses in the calculation of taxable income.  Because the Bolivian San Cristobal mine has been funded with US dollar denominated financing, it has significant US dollar liabilities.  The translation from US dollars to the Bolivian currency (the Boliviano or BOB) creates an unrealized gain or loss depending on the movement in exchange rates during the period.  As disclosed in the Income Taxes footnote, an unrealized exchange gain of $28.2 million ($10.6 million tax effected at 37.5%) has been recognized for tax purposes in the current period due to the recent devaluation of the US dollar relative to the Boliviano.  This gain is only recognized for local jurisdiction purposes, and will never be reflected in GAAP since the US dollar is the functional currency for the Bolivia subsidiary and the recognition for income taxes is based on unrealized gains and losses.  Should the US dollar strengthen against the Boliviano, the San Cristobal project would be able to deduct any unrealized losses incurred, for local tax reporting purposes only, due to holding liabilities in US dollars.

We have previously engaged in a limited amount of currency hedging activities primarily related to an equipment order for the San Cristobal mine that was denominated in Euros.  At March 31, 2008 we did not hold any foreign currency derivative positions.

Commodity Price Risk

 With the San Cristobal mine producing concentrates beginning in the third quarter 2007, our primary source of income is from sales of concentrates containing silver, zinc and lead.  As a result, changes in the price of any of these commodities could significantly affect our results of operations and cash flows.

As a requirement of the Facility, we were required to implement price protection for a portion of our planned silver, zinc and lead production from San Cristobal.  We have entered into contracts utilizing forward sales, puts and calls.  Non-cash mark-to-market gains and losses from these metal derivatives and other derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities.  The actual final financial impact of the metal derivative positions required by the Facility will not be known until the positions are closed on their future settlement dates.  Our outstanding derivative positions provide price protection representing 9%, 13% and 19% of planned life-of-mine payable production of silver, zinc and lead respectively, at San Cristobal but represent a significantly higher proportion of our planned production during the six years in which the metal derivative positions are in place. For the first six years of production and including the put option contracts that we own, we have price protection representing approximately 21%, 24% and 36% of planned production of silver, zinc and lead, respectively. See Note 12 for a detailed schedule of our metal derivative positions by year of settlement.

During the first three months of 2008 we recorded a loss on our metal derivative positions in the amount of $76.5 million. As of March 31, 2008 the fair value of our open metal derivative positions reflected a net $765.5 million liability.  We began to settle the metal derivative positions required by the Facility during the third quarter 2007 and have made cash payments totaling $100.3 million to date.  At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates.  Non-cash mark-to-market gains and losses from the open metal derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the metal derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Change in Internal Control over Financial Reporting

There has been no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material developments to proceedings previously discussed in our Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously discussed in our Form 10-K for the year ended December 31, 2007.

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

APEX SILVER MINES LIMITED

Date: May 12, 2008	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: May 12, 2008	By:	\s\ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer