Form 10-Q/A
period 2008-03-31
APEX SILVER MINES LTD
filed 2008-08-11
CIK 1011509

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY:

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐

NON-ACCELERATED FILER  ☐    SMALLER REPORTING COMPANY  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES  ☐    NO  ☒

AT MAY 7, 2008, 58,931,475 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

EXPLANATORY NOTE

Apex Silver Mines Limited (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2008 to restate its consolidated financial statements and related financial information. The Company did not properly determine the fair value of certain of its metals derivative positions for the quarter ended March 31, 2008. The correction resulted in a $48.7 million reduction of the fair value of the derivative liability at March 31, 2008 and a decrease of $48.7 million to the non-cash loss on commodity derivatives included in the operating results for the first quarter 2008.

Pursuant to the covenants of the $225 million project finance facility for the San Cristobal mine (the “Facility”), the Company was required to provide price protection for a portion of the planned production of metals from the mine. The Company entered into certain metal derivative positions utilizing primarily forward sales but also puts and calls to comply with the Facility covenants. Pursuant to Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company records the derivative positions at their fair value on its balance sheet and records the change in fair value to current earnings at the end of each reporting period.

In the first quarter of 2008, the Company adopted Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements”, which requires that, in the measurement of certain liabilities, consideration be given to the risk of non-performance. In adopting FAS No. 157 with respect to its open metals derivative liability positions at March 31, 2008 the Company failed to consider non-performance risk, including its own credit risk. Consideration of non-performance risk reduced the fair value of the derivative liability at March 31, 2008 and decreased the non-cash loss on commodity derivatives included in operating results for the first quarter 2008 by $48.7 million. The reduction in the fair value of the liability results from discounting the cash flows relating to the commodity derivative contracts using higher interest rates reflective of the Company’s increased credit risk. As the correction relates solely to fair value measurements, it does not affect the company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable liabilities.

The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, 3 and 4 of the original filing, in each case to reflect only the restatement items discussed herein. No other information in the original filing is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment. As discussed in Item 4, Controls and Procedures (as restated), management identified a control deficiency that relates to the restatement that, under the circumstances, constitutes a material weakness.

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

APEX SILVER MINES LIMITED

FORM 10-Q/A

QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APEX SILVER MINES LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31, 2008	December 31, 2007
	Restated - Note 3
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$32,543	$40,736
Restricted cash	77,232	12,313
Investments	7,708	52,243
Trade receivables	19,932	3,110
Inventories	54,800	44,211
Derivatives at fair value	1,548	—
Deferred tax asset	3,433	—
Prepaid expenses and other assets	24,140	16,195

Total current assets	221,336	168,808
Property, plant and equipment, net	832,467	841,981
Ore stockpile inventories	87,535	76,914
Deferred financing costs	14,737	15,990
Value added tax recoverable	107,025	95,327
Restricted cash	60,677	91,000
Investments	20,767	24,407
Derivatives at fair value	4,558	8,475
Other	1,438	2,009

Total assets	$1,350,540	$1,324,911

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and other accrued liabilities	$63,525	$55,957
Accrued interest payable	3,156	4,982
Derivatives at fair value	315,788	266,820
Current portion of long term debt	41,067	41,155

Total current liabilities	423,536	368,914
Long term debt	545,384	546,981
Derivatives at fair value	407,158	482,683
Deferred gain on sale of asset	945	945
Asset retirement obligation	7,906	6,981
Deferred tax liability	8,011	—
Other long term liabilities	2,350	2,508

Total liabilities	1,395,290	1,409,012

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	13,128	—
Shareholders’ deficit
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,931,475 and 58,909,625 shares issued and outstanding at respective dates	590	589
Additional paid in capital	678,273	677,203
Accumulated deficit	(736,063)	(761,783)
Accumulated other comprehensive loss	(678)	(110)

Total shareholders’ deficit	(57,878)	(84,101)

Total liabilities and shareholders’ deficit	$1,350,540	$1,324,911

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31
	2008	2007
	Restated - Note 3
	(in thousands, except share data)
Revenues:
Sales of concentrates	$136,853	$—
Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(69,155)	—
Exploration	(6,192)	(2,731)
Administrative	(4,788)	(6,290)
Gain (loss) on commodity derivatives	(27,825)	108,306
Gain on foreign currency derivatives and transactions	4,863	984
Asset retirement accretion expense	(169)	(139)
Depreciation, depletion and amortization	(11,403)	(114)

Total operating expenses, net	(114,669)	100,016

Income from operations	22,184	100,016
Other income and expenses:
Interest and other income	2,047	7,080
Interest expense and other borrowing costs	(15,645)	—

Total other income and expenses	(13,598)	7,080

Income before minority interest and income taxes	8,586	107,096
Income taxes	(10,560)	(47)
Minority interest in loss of consolidated subsidiaries	27,694	4,930

Net income	$25,720	$111,979

Other comprehensive loss:
Unrealized loss on securities	$(568)	$(232)

Comprehensive income	$25,152	$111,747

Net income per Ordinary Share – basic	$0.44	$1.91

Net income per Ordinary Share – diluted	$0.37	$1.62

Weighted average Ordinary Shares outstanding - basic	58,914,066	58,610,698

Weighted average Ordinary Shares outstanding - diluted	69,292,039	69,035,212

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31
	2008	2007
	Restated - Note 3
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 20)	$(1,104)	$(16,473)

Cash flows from investing activities:
Purchase of available for sale investments	(7,130)	(254,309)
Sale of available for sale investments	52,917	351,632
Maturities of held-to-maturity investments	2,000	5,000
Purchase of available for sale restricted investments	—	(29,800)
Sale of available for sale restricted investments	—	65,600
Maturities of held-to-maturity restricted investments	—	2,800
Settlement of metal derivative instruments	(52,012)	—
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	(34,596)	21,750
Receipt of deferred payments from minority interest	1,929	—
Capitalized costs and acquisitions of property, plant and equipment	(1,248)	(68,851)

Net cash provided by (used in) investing activities	$(38,140)	$93,822

Cash flows from financing activities:
Payments of notes payable and long term debt	(2,199)	(4,463)
Borrowings under project finance facility	—	20,000
Minority interest contributions	33,250	4,585
Proceeds from exercise of stock options and warrants	—	481

Net cash provided by financing activities	$31,051	$20,603

Net increase (decrease) in cash and cash equivalents	(8,193)	97,952
Cash and cash equivalents - beginning of period	40,736	49,840

Cash and cash equivalents - end of period	$32,543	$147,792

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

At March 31, 2008, the Company’s aggregate cash, restricted cash, short and long-term investments totaled $198.9 million compared to an aggregate of $220.7 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2007. The amounts held at March 31, 2008 include $32.5 million of unrestricted cash and cash equivalents, $7.7 million of unrestricted short-term investments, $20.8 million of currently illiquid auction rate securities (“ARS”) classified as long term (see Note 4), $91.0 million of cash that is restricted to collateralize the metal derivative open positions required by the Facility, of which $30.3 million is expected to become unrestricted on January 2, 2009 and is therefore classified as short term, and $46.9 million of cash that is restricted to the operating requirements at the San Cristobal mine and interest and principal payments on the $225 million Facility (see Note 10). At March 31, 2008, the Company’s aggregate unrestricted cash and investments (excluding ARS) totaled $40.2 million.

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

Whether San Cristobal will require future funding from the Company and Sumitomo in excess of current projections will depend on, among other things, the amount and timing of concentrate production, revenues and related cash receipts, and expenditures, including the settlement of metal derivative positions and payment of taxes. Because the mine has not yet reached full production capacity, the amount and timing of production, revenues and related cash receipts and expenditures are difficult to predict. If the San Cristobal ramp-up and production are delayed, or if projected metals recovery rates or mine and mill cost estimates are not substantially achieved, additional funding may be required. If San Cristobal requires additional cash funding beyond what is currently projected, and the Company’s share of such requirements exceeds available unrestricted cash and investments, the Company could require additional debt or equity financing. There can be no assurance that the Company could obtain such debt or equity financing on acceptable terms and conditions or at all. If Sumitomo funds its pro rata share of additional San Cristobal funding but the Company is unable to fund its share, the Company’s ownership interest in the mine could be reduced.

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

Recently Adopted Standards

Effective January 1, 2008 the Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which were measured at fair value on a recurring (annual) basis. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. Among other requirements, FAS No. 157 requires that consideration be given to the Company’s own credit risk and risk of non-performance in the measurement of certain liabilities. The Company has determined that the fair market value of the metal derivative positions required by the project finance facility fall within the scope of FAS No. 157 (see “Correction of an Error Related to the Valuation of Open Derivative Positions” below). The effect of considering the Company’s credit risk and risk of non-performance in the measurement of the fair value of its open metals derivative positions is a reduction of the derivative liability and a decrease in the non-cash loss for commodity derivatives included in operations of $48.7 million for the three months ended March 31, 2008. As the adjustment relates solely to fair value measurements, it does not affect the company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable derivative positions. See Note 12 for a discussion of the Company’s derivative instruments and Note 13 for detail regarding the Company’s fair value measurement disclosures in accordance with FAS No. 157.

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

Correction of an Error Related to the Valuation of Open Derivative Positions

The Company has concluded that it did not properly determine the fair value of certain of its metals derivative positions for the quarter ended March 31, 2008. The correction resulted in a $48.7 million reduction of the fair value of the derivative liability at March 31, 2008 and a decrease of $48.7 million to the non-cash loss on commodity derivatives included in the operating results for the first quarter 2008.

Pursuant to the covenants of the Facility, the Company was required to provide price protection for a portion of the planned production of metals from the mine. The Company entered into certain metal derivative positions utilizing primarily forward sales but also puts and calls to comply with the Facility covenants. Pursuant to Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company records the derivative positions at their fair value on its balance sheet and records the change in fair value to current earnings at the end of each reporting period.

In the first quarter of 2008, the Company adopted Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements”, which requires that, in the measurement of certain liabilities, consideration be given to the risk of non-performance. In adopting FAS No. 157 with respect to its open metals derivative liability positions at March 31, 2008 the Company failed to consider non-performance risk, including its own credit risk. Consideration of non-performance risk reduced the fair value of the derivative liability at March 31, 2008 and decreased the non-cash loss on commodity derivatives included in operating results for the first quarter 2008 by $48.7 million. The reduction in the fair value of the liability results from discounting the cash flows relating to the commodity derivative contracts using higher interest rates reflective of the Company’s increased credit risk. As the correction relates solely to fair value measurements, it does not affect the company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable liabilities.

The decrease in the non-cash loss reported on commodity derivatives resulted in a reduction of $13.3 million of the minority interest in the loss of consolidated subsidiaries related to Sumitomo’s 35% interest in the subsidiary that holds the metal derivative positions.

In addition, with respect to the quarter ended March 31, 2008, the Company reclassified $1.9 million of cash payments received under the Deferred Payments Agreement with Sumitomo, from cash flows from operating activities to cash flows from investing activities and accelerated depreciation on certain mining equipment and machinery that was determined would be abandoned earlier than previously anticipated. The adjustment resulted in additional depreciation expense of $.8 million, an increase in costs applicable to sales of $.2 million, a reduction in income tax expense of $.4 million, an increase in minority interest in loss of consolidated subsidiaries of $.2 million, an increase in concentrate inventories of $.4 million, a reduction in machinery and equipment of $1.4 million, a decrease in deferred tax liability of $.4 million and a decrease in minority interest of $.2 million.

The following table summarizes the impact of the restatement on the balances originally reported on the Company’s consolidated balance sheet for the period ended March 31, 2008:

Derivatives at fair value (current liability)
As previously reported	$325,269
Adjustments	(9,481)

As restated	$315,788

Total current liabilities
As previously reported	$433,017
Adjustments	(9,481)

As restated	$423,536

Derivatives at fair value (long term liability)
As previously reported	$446,378
Adjustments	(39,220)

As restated	$407,158

Total liabilities
As previously reported	$1,444,350
Adjustments	(49,060)

As restated	$1,395,290

Minority interest
As previously reported	$—
Adjustments	13,128

As restated	$13,128

Accumulated deficit
As previously reported	$(771,036)
Adjustments	34,973

As restated	$(736,063)

Shareholder’s deficit
As previously reported	$(92,851)
Adjustments	34,973

As restated	$(57,878)

The following table summarizes the impact of the restatement to the amounts originally reported on the Company’s consolidated statement of operations for the three month period ended March 31, 2008:

Loss on commodity derivatives
As previously reported	$(76,526)
Adjustments	48,701

As restated	$(27,825)

Total operating expenses, net
As previously reported	$(161,868)
Adjustments	47,199

As restated	$(114,669)

Income (loss) from operations
As previously reported	$(25,015)
Adjustments	47,199

As restated	$22,184

Minority interest in loss of consolidated subsidiary
As previously reported	$40,822
Adjustments	(13,128)

As restated	$27,694

Net income (loss)
As previously reported	$(9,253)
Adjustments	34,973

As restated	$25,720

Comprehensive income (loss)
As previously reported	$(9,821)
Adjustments	34,973

As restated	$25,152

Net income (loss) per Ordinary Share - basic
As previously reported	$(0.16)
Adjustments	0.60

As restated	$0.44

Net income (loss) per Ordinary Share - diluted
As previously reported	$(0.16)
Adjustments	0.53

As restated	$0.38

Weighted average Ordinary Shares outstanding- diluted
As previously reported	58,914,066
Adjustments	10,377,973

As restated	69,292,039

The following table summarizes the impact of the restatements to the amounts originally reported on the Company’s consolidated statements of cash flows for the three month period ended March 31, 2008:

Net income (loss)
As previously reported	$(9,253)
Adjustments	34,973

As restated	$25,720

Mark-to-market gain (loss) on derivative positions
As previously reported	$(76,526)
Adjustments	48,701

As restated	$(27,825)

Minority interest in loss of consolidated subsidiary
As previously reported	$(40,822)
Adjustments	13,128

As restated	$(27,694)

Net cash provided by (used in) operating activities
As reported	$1,442
Adjustments	(2,546)

As restated	$(1,104)

Net cash provided by (used in) investing activities
As reported	$(40,686)
Adjustments	2,546

As restated	$(38,140)

4.	Investments

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

6.	Inventories

Inventories at our San Cristobal mine at March 31, 2008 and December 31, 2007 consist of the following:

Current Inventories	March 31, 2008	December 31, 2007
Concentrate inventories	$24,367	$23,377
Sulfide ore stockpiles	797	834
Material and supplies	29,636	20,000

	$54,800	$44,211

Long Term Stockpile Inventories
Sulfide ore stockpiles	$19,524	$15,092
Oxide ore stockpiles	68,011	61,822

	$87,535	$76,914

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

8.	Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Mineral properties	$247,849	$248,120
Construction in progress	6,239	3,863
Buildings	14,576	14,576
Mining equipment and machinery	521,197	521,070
Other furniture and equipment	4,792	4,669

	794,653	792,298
Less: Accumulated depreciation	(29,141)	(19,652)

	765,512	772,646

Equipment under capital lease	69,107	69,107
Less: Accumulated depreciation	(14,180)	(11,918)

	54,927	57,189

Port facilities under lease	12,283	12,283
Less: Accumulated depreciation	(255)	(137)

	12,028	12,146

	$832,467	$841,981

Mineral properties include engineering, financing and other costs not attributable to specific fixed assets at the San Cristobal mine.

For the three months ended March 31, 2008 and 2007 the Company recorded depreciation expense of $11.4 million and $0.1 million, respectively. For the three months ended March 31, 2007 the Company capitalized depreciation associated with the construction of the San Cristobal mine in the amount of $2.0 million. No depreciation was capitalized for the comparable period of 2008.

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

The Company adjusts its open metal derivative positions to estimated fair value at the end of each accounting period with the related change in fair value recorded to earnings. For the three months ended March 31, 2008 the Company recorded a metal derivative loss of $27.8 million as a result of adjusting the open positions and positions settled during the period to estimated fair value. For the three months ended March 31, 2007 the Company recorded a mark-to-market derivative gain of $108.3 million.

Non-cash mark-to-market gains and losses from the remaining outstanding derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The Company does not intend to settle the remaining open derivatives position contracts prior to their settlement dates.

During the first quarter of 2008, the company adopted FAS No. 157 which requires that, in the measurement of certain liabilities, consideration be given to the risk of non-performance, including the Company’s own credit risk. The Company determined that FAS No. 157 applies to the fair value measurement of its open metal derivative positions. As the adjustment for credit and non-performance risk relates solely to fair value measurements, it does not affect the company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable liabilities. (See Note 3)

The following table sets forth the fair value of the Company’s net open metal derivative positions at March 31, 2008 and December 31, 2007 and the change for the three months ended March 31, 2008:

	Liability Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
December 31, 2007	$266,820	$425,569	$47,958	$681	$741,028
March 31, 2008 Restated	$314,240	$370,807	$31,694	$99	$716,840

Change for the three months ended March 31, 2008	$47,420	$(54,762)	$(16,264)	$(582)	$(24,188)

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

The following table summarizes the Company’s financial assets and liabilities at fair value at March 31, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,892	$—	$—	$11,892
Short-term available for sale securities	7,708	—	—	7,708
Trade receivables	19,932	—	—	19,932
Auction rate securities	—	—	20,767	20,767
Derivatives	—	6,106	—	6,106

	$39,532	$6,106	$20,767	$66,405

Liabilities:
Trade payables	$1,488	$—	$—	$1,488
Derivatives (Restated)	—	—	722,946	722,946

	$1,488	$—	$722,946	$724,434

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

The Company’s metal derivative asset positions are classified within Level 2 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions.

The Company’s metal derivative liability positions are classified within Level 3 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions. In accordance with paragraph 15 of FAS No. 157 the above prices are adjusted to reflect the company’s credit risk and risk of non-performance (see Note 3 and Note 12). With the assistance of a third party valuation firm the Company estimates the credit spread associated with the Company’s credit risk and adjusts the market prices obtained above accordingly. The Company used its unsecured convertible debentures and the Facility interest rates , among other factors, as reference points to determine an applicable credit spread. These credit risk inputs represent a Level 3 valuation, as they cannot be confirmed by quoted market activity.

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

The following table summarizes the change in fair value of the Company’s Level 3 financial liabilities (Derivative Liabilities) for the three months ended March 31, 2008:

Beginning balance	$749,503
Mark-to-market loss	25,455
Derivative settlements	(52,012)

Ending balance	$722,946

14.	Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes. The Company files Bolivian, United States and certain other foreign country income tax returns, and pays the taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. At March 31, 2008, the Company's total unrecognized tax benefits were $1.8 million for uncertain tax positions taken or expected to be taken on tax returns, all of which result in a reduction of the Company’s net operating loss carryforwards. The unrecognized tax benefits resulted from tax positions taken during a prior year. If recognized, the entire $1.8 million of total unrecognized tax benefits would affect the effective tax rate.

For the first quarter of 2008 and 2007 the Company recorded $10.6 million and $0.1 million of income tax expense, of which approximately $0.8 million and $0.1 million related to foreign withholding taxes. The remaining $9.8 million tax expense for the first quarter 2008 consists of $4.7 million current and $4.6 million deferred income tax in Bolivia relating to the San Cristobal mine, and $0.5 million in Switzerland relating to the marketing of concentrates from San Cristobal. On the consolidated balance sheet, the Company has presented the $4.9 million net deferred income tax obligation as a $3.4 million current deferred tax asset and an $8.0 million non-current deferred tax liability. The subsidiary owning the San Cristobal mine has utilized all of its $17.3 million net operating loss carryforwards to reduce taxes payable incurred during the first quarter 2008. The income tax calculation for the San Cristobal mine was significantly impacted by the recognition of, for local tax purposes only, a $9.2 million gain (tax effect of $3.5 million using 37.5% tax rate) relating to inflationary indexation on the mines’ non-monetary assets and equity, and also the recognition of, for local tax purposes only, a $28.2 million gain (tax effect of $10.6 million using 37.5% tax rate) related to the unrealized foreign exchange gain on US dollar denominated liabilities. Inflationary indexation was instituted in Bolivia beginning the fourth quarter 2007, and unrealized foreign exchange gains on US dollar denominated liabilities in Bolivia have become significant in recent periods due to the devaluing US dollar relative to the Boliviano.

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

15.	Shareholders’ Deficit

The following table sets forth the changes in shareholders’ deficit during the first three months of 2008:

			Additional Paid-in Capital	Accumdulated Deficit	Accum- -ulated Other Compre -hensive income (loss)	Total Shareholders’ Deficit

	Ordinary Shares
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2007	58,909,625	$589	$677,203	$(761,783)	$(110)	$(84,101)
Stock compensation accrued	—	—	1,070	—	—	1,070
Stock granted as compensation ($16.36 per share)	21,850	0.2	—	—	—	0.2
Unrealized loss on marketable equity securities	—	—	—	—	(568)	(568)
Net income	—	—	—	25,720	—	25,720

Balance, March 31, 2008 Restated	58,931,475	$590	$678,273	$(736,063)	$(678)	$(57,878)

Stock Option Plans – The Company has established a plan to issue share options and other awards of the Company’s shares to officers, directors, employees, consultants and agents of the Company and its subsidiaries (the “Plan”).

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

Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open metal derivative positions. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary. At December 31, 2007 the Company had absorbed $23.6 million of losses that normally would have been allocated to Sumitomo. During the first quarter 2008 the Company recovered the $23.6 million of losses previously absorbed and recorded a minority interest benefit of $27.7 million. Also during the first quarter 2008, Sumitomo advanced an additional $33.3 million to fund its share of operating costs related to the San Cristobal mine, and the Company recorded $2.1 million of interest due Sumitomo on its share of advances to fund the San Cristobal mine. At March 31, 2008 Sumitomo’s recorded interest in the subsidiaries that own the San Cristobal mine is $13.1 million.

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

19.	Foreign Currency

Gains and losses on foreign currency transactions consist of the following:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$4,863	$984

Total	$4,863	$984

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

20.	Supplemental cash flow information

The following table reconciles net income (loss) for the period to cash from operations:

	Three Months Ended March 31
	2008	2007
	Restated
	(in thousands)
Cash flows from operating activities:
Net income	$25,720	$111,979
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	11,403	114
Amortization of deferred financing costs	1,252	—
Accretion of asset retirement obligation	169	139
Amortization of premiums and discounts	(180)	(58)
Mark-to-market (gain) loss on derivative positions	27,825	(108,306)
Deferred income taxes	4,578	—
Minority interest in loss of consolidated subsidiary	(27,694)	(4,930)
Stock compensation	1,071	707
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(16,821)	—
Decrease in accrued interest receivable	398	244
Port fees applied to Port of Mejillones note receivable	682	—
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	(4,917)	1,732
Increase in inventories	(21,184)	(8,759)
Increase in value added tax recoverable, net	(11,698)	(9,456)
Increase in accrued interest payable	898	—
Increase in accounts payable and accrued liabilities net of amounts capitalized	7,288	193
Other increase (decrease)	106	(72)

Net cash used in operating activities	$(1,104)	$(16,473)

The following table sets forth supplemental cash flow information and non-cash transactions:

	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$11,516	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$—	$247
Depreciation expense capitalized	—	2,028
Initial measurement of asset retirement obligation	756	153
Equipment acquired through capital lease	—	22,967

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

Following contributions of $82.1 million ($48.8 million our share) to San Cristobal during the first quarter 2008, our aggregate unrestricted cash and investments (excluding illiquid auction rate securities) at March 31, 2008 totaled 40.2 million. We currently do not expect to be required to contribute additional amounts to San Cristobal in 2008, as we expect that cash flows from concentrate sales will fund remaining 2008 operating costs, taxes, capital expenditures, debt service and derivative settlement costs. If the San Cristobal ramp-up and production are delayed, or if projected metals production or mine and concentrator cost estimates are not achieved, we could require additional debt of equity financing. There can be no assurance that we could obtain such financing on acceptable terms, or at all. (See - “Liquidity and Capital Resources”).

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

The following tables reconcile these non-GAAP measures to the GAAP measure, sale of concentrates for the quarter ended March 31, 2008:

	Concentrates
	Zinc/Silver	Lead/Silver	Total
	(in thousands)
Gross value from payable metals contained in concentrates sold	$69,326	$92,050	$161,376
Less: Deductions by smelters for treatment and refining charges	(16,568)	(7,955)	(24,523)

Sale of concentrates	$52,758	$84,095	$136,853

	Contained Metals			Mark-to-Market and Final Settlements of Prior
	Silver	Zinc	Lead	Period Sales	Total
	(in thousands except gross value per unit)
Gross value from payable metals contained in concentrates sold	$63,533	$57,822	$35,578	$4,443	$161,376

Divided by: Quantity of metals sold (silver ounces, zinc and lead pounds)	3,473	54,130	27,007

Gross value per unit	$18.29	$1.07	$1.32

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

	Silver	Zinc	Total
Average cash operating costs per unit of production:
Estimated cash operating costs	$18,496	$65,877	$84,373
Lead by-product credit	(20,835)	—	(20,835)

Total average cash operating costs	$(2,339)	$65,877	$63,538

Divided by silver payable ounces, zinc payable pounds produced	2,948	64,606

Total average cash operating costs per ounce/pound produced	$(0.79)	$1.02

Reconciliation of average cash operating costs to GAAP:
Total average cash operating costs	$63,538
Estimated treatment and refining costs	(21,841)
Lead revenue applied as by-product credit	20,835
Complimentary mining tax (royalty)	8,822
Change in concentrate and ore inventories	(2,199)

Costs applicable to sales	$69,155

Results of Operations

Three Months Ended March 31, 2008

Sales of Concentrates. During the first quarter 2008 we recorded sales of concentrates of $136.9 million. Included in this amount is $4.4 million of settlement and mark-to-market adjustments for sales made in 2007. We had no such sales of concentrates during the first quarter 2007.

Costs Applicable to Sales. During the first quarter 2008 costs applicable to sales totaled $69.2 million. These costs relate to mining, milling, marketing and transportation of concentrate sold to our customers. We had no such costs during the first quarter 2007.

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

Gain (Loss) on Metal Derivatives. For the first quarter 2008 we recorded a loss related to our metal derivative positions in the amount of $27.8 million compared to a gain of $108.3 million on our metal derivative positions for the first quarter 2007. Gains and losses are the result of marking-to-market our open metal derivative positions and metal derivative positions settled during the period, as compared to the previous quarter, based upon changes in spot and forward prices for silver, zinc and lead. The first quarter 2008 derivative metals loss is net of a positive adjustment of approximately $48.7 million resulting from the application of FAS No. 157, which requires that, in the measurement of certain liabilities including our metal derivative positions, consideration be given to our credit risk and risk of non-performance. We adopted FAS No. 157 during the first quarter 2008 and accordingly the 2007 metals derivative gain did not include an adjustment for credit risk. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $11.4 million for the first quarter 2008 compared to $0.1 million recorded during the first quarter 2007. The 2008 increase is the result of the commencement of operations at our San Cristobal mine and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the mining property. In addition, during the first quarter 2007, depreciation and amortization costs incurred in connection with the development of the mine totaling $2.0 million were capitalized.

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

Income Taxes. During the first quarter 2008 we recorded income tax expense of $10.6 million as compared to $0.1 million for the first quarter 2007, due mostly to taxable income incurred at the San Cristobal mine. The 2008 effective tax rate significantly differs from the Bolivia statutory rate of 37.5% primarily due to (i) the non-deductibility of metal derivatives losses which are held primarily in a Cayman Islands subsidiary, (ii) the recognition of, for local tax purposes only, both unrealized foreign exchange gains on the San Cristobal project’s US dollar denominated liabilities and inflationary gains on the San Cristobal projects' non-monetary assets and equity, and (iii) the full valuation allowance placed on our other deferred tax assets, offset by the utilization of San Cristobal’s net operating loss carryforwards which previously had a full valuation allowance. Due to the limited history of operating earnings at San Cristobal combined with the cumulative operating losses recorded there prior to the commencement of operations, as well as the taxable income effect of inflationary gains and unrealized foreign exchange gains, our year-to-date effective tax rate is the best estimate of the annual effective tax rate.

Minority Interest. During the first quarter 2008 we allocated losses to the minority interest holder of $27.7 million as compared to $4.9 million for the first quarter 2007. The $27.7 million minority interest benefit is primarily related to Sumitomo’s interest in certain losses primarily related to the open metal derivative positions required by the Facility and includes recovery of $23.6 million in losses previously absorbed by us. GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary and at December 31, 2007 we had absorbed approximately $23.6 million of losses that normally would have been allocated to the minority interest. At March 31, 2008 we were able to recover the $23.6 million of losses previously absorbed as a result of the increase to the minority owners interest resulting from Sumitomo’s advances of $33.3 million to fund its share of operating costs related to the San Cristobal mine, and $2.1 million of interest due Sumitomo on its share of advances to fund the San Cristobal mine.

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

Whether San Cristobal will require future funding from Apex Silver and Sumitomo in excess of current projections will depend on, among other things, the amount and timing of concentrate production, revenues and related cash receipts, and expenditures, including the settlement of metal derivative positions and payment of taxes. Because the mine has not yet reached full production capacity, the amount and timing of production, revenues and related cash receipts and expenditures are difficult to predict. If the San Cristobal ramp-up and production are delayed, or if projected metals recovery rates or operating cost estimates are not substantially achieved, additional funding may be required. If San Cristobal requires additional cash funding beyond what is currently projected, and our share of such requirements exceeds available unrestricted cash and investments, we could require additional debt or equity financing. There can be no assurance that we could obtain such debt or equity financing on acceptable terms and conditions or at all. If Sumitomo funds its pro rata share of additional San Cristobal funding but we are unable to fund our share, our ownership interest in the mine could be reduced.

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

The following table summarizes our financial assets and liabilities at fair value at March 31, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,892	$—	$—	$11,892
Short-term available for sale securities	7,708	—	—	7,708
Trade receivables	19,932	—	—	19,932
Auction rate securities	—	—	20,767	20,767
Derivatives	—	6,106	—	6,106

	$39,532	$6,106	$20,767	$66,405

Liabilities:
Trade payables	$1,488	$—	$—	$1,488
Derivatives	—	—	722,946	722,946

	$1,488	$—	$722,946	$724,434

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

Our metal derivative asset positions are classified within Level 2 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions.

Our metal derivative liability positions are classified within Level 3 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions. Per the guidance of FAS 157, the above prices are adjusted to reflect our credit risk and risk of non-performance. With the assistance of a third party valuation firm we estimated the credit spread associated with our credit risk and adjusted the market prices obtained above accordingly. We used our unsecured convertible debentures and the Facility interest rates as reference points to determine the credit spread. These credit risk inputs represent Level 3 valuation as they cannot be confirmed by quoted market activity.

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

The following table summarizes the change in fair value of our Level 3 financial liabilities (Derivative Liabilities) for the three months ended March 31, 2008:

Beginning balance	$749,503
Mark-to-market loss	25,455
Derivative settlements	(52,012)

Ending balance	$722,946

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding San Cristobal ramp-up and anticipated production and average cash operating costs in 2008, the timing of achieving constant mill throughput at designed capacity full and production rates, the adequacy of process water for production, improvement during 2008 in metal recovery rates, anticipated spending during 2008, and the expectation that we will be required to contribute additional amounts to San Cristobal in 2008, anticipated additional funding requirements for San Cristobal, the expectation that sales from San Cristobal will cover operating and other costs for the mine during 2008, expected increases in smelting and treatment charges, potential need for additional debt or equity financing, planned spending on corporate costs, interest and overhead, contractual arrangements with Sumitomo, including Sumitomo’s obligations with respect to funding commitments; the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity; compliance with the San Cristobal project finance facility; possible changes in the mining or taxation policies of the Bolivian government; and the timing and amounts of spending on the evaluation and expansion of our exploration portfolio. The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

During the first three months of 2008 we recorded a loss on our metal derivative positions in the amount of $27.8 million. As of March 31, 2008 the fair value of our open metal derivative positions reflected a net $716.8 million liability. We began to settle the metal derivative positions required by the Facility during the third quarter 2007 and have made cash payments totaling $100.3 million to date. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates. Non-cash mark-to-market gains and losses from the open metal derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the metal derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, as a result of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In our Quarterly Report on Form 10-Q for the period ended March 31, 2008, management originally reported that our disclosure controls and procedures were effective. In light of the restatement discussed in Note 3 to the consolidated interim financial statements, we have reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2008, and have concluded that they were not effective due to the material weakness discussed below.

A material weakness in internal control over financial reporting is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

As of March 31, 2008, we did not maintain effective controls over the valuation of our metals derivative liability positions. Specifically, we did not maintain effective controls to ensure the valuation of our metals derivative liability positions considered non-performance risk, including our own credit risk, in accordance with generally accepted accounting principles as defined by SFAS 157 (“FAS 157”), “Fair Value Measurements”. This control deficiency, affecting the fair value of the derivative liability and non-cash loss on commodity derivatives, resulted in the restatement of our interim consolidated financial statements for the quarter ended March 31, 2008. In addition, this control deficiency could result in a material misstatement in the valuation of the Company’s aforementioned accounts that would result in a material misstatement to our annual or interim financial consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Plan of Remediation

Management has determined that, as of the date of filing this Form 10-Q/A, the material weakness in our internal control over financial reporting with respect to accounting for the valuation of our open metals derivative liability positions has been remediated. Management has updated their internal controls around the application of fair value measurements to include consideration of our own credit risk as part of the valuation of our metals derivative liability positions. Management also retained the services of an independent valuation firm that has assisted management in assessing the company's non-performance risk, including our own credit risk, in determining the proper valuation factors necessary to calculate the fair value measurement of the metals derivative liability positions in accordance with FAS 157. Management integrated this procedure into the period end close process to strengthen the existing internal controls around the valuation of the Company’s metals derivative liability positions.

(b)	Change in Internal Control over Financial Reporting

There was a change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as discussed in the material weakness above.

PART II: OTHER INFORMATION

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

APEX SILVER MINES LIMITED

Date: August 11, 2008	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer