Form 10-Q
period 2008-06-30
APEX SILVER MINES LTD
filed 2008-08-11
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

AT AUGUST 7, 2008, 58,931,475 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APEX SILVER MINES LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$82,188	$40,736
Restricted cash	41,747	12,313
Investments	7,086	52,243
Trade receivables	1,126	3,110
Inventories	96,062	44,211
Derivatives at fair value	6,817	—
Deferred tax asset	9,843	—
Prepaid expenses and other assets	18,653	16,195

Total current assets	263,522	168,808
Property, plant and equipment, net	834,568	841,981
Ore stockpile inventories	93,697	76,914
Deferred financing costs	13,742	15,990
Value added tax recoverable	127,753	95,327
Restricted cash	60,677	91,000
Investments	22,229	24,407
Derivatives at fair value	5,481	8,475
Other	1,053	2,009

Total assets	$1,422,722	$1,324,911

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities	$91,122	$55,957
Deferred revenue (Note 18)	52,667	—
Accrued interest payable	5,237	4,982
Derivatives at fair value	219,491	266,820
Current portion of long term debt	85,009	41,155

Total current liabilities	453,526	368,914
Long term debt	500,742	546,981
Derivatives at fair value	226,224	482,683
Deferred gain on sale of asset	945	945
Asset retirement obligation	8,306	6,981
Deferred tax liability	8,082	—
Other long term liabilities	4,499	2,508

Total liabilities	1,202,324	1,409,012

Minority interest in consolidated subsidiaries	97,358	—
Commitments and contingencies (Note 19)
Shareholders’ equity (deficit)
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,951,475 and 58,909,625 shares issued and outstanding at respective dates	590	589
Additional paid in capital	679,418	677,203
Accumulated deficit	(558,522)	(761,783)
Accumulated other comprehensive income (loss)	1,554	(110)

Total shareholders’ equity (deficit)	123,040	(84,101)

Total liabilities and shareholders’ equity (deficit)	$1,422,722	$1,324,911

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share data)		(in thousands, except share data)
Revenues:
Sales of concentrates	$59,678	$—	$196,531	$—
Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(62,605)	—	(131,760)	—
Exploration	(8,939)	(3,635)	(15,131)	(6,366)
Administrative	(5,738)	(5,446)	(10,526)	(11,736)
Gain (loss) on commodity derivatives	223,463	(165,647)	195,638	(57,341)
Gain on foreign currency derivatives and transactions	5,970	1,236	10,833	2,220
Asset retirement accretion expense	(197)	(146)	(366)	(285)
Depreciation, depletion and amortization	(7,332)	(76)	(18,735)	(190)

Total operating expenses, net	144,622	(173,714)	29,953	(73,698)

Income (loss) from operations	204,300	(173,714)	226,484	(73,698)
Other income and expenses:
Interest and other income	1,887	6,514	3,934	13,594
Loss on auction rate securities	(3,100)	—	(3,100)	—
Gain on sale of interest in subsidiary	63,071	—	63,071	—
Interest expense and other borrowing costs	(14,551)	—	(30,196)	—

Total other income and expenses	47,307	6,514	33,709	13,594

Income (loss) before minority interest and income taxes	251,601	(167,200)	260,193	(60,104)
Income taxes	(11,242)	(47)	(21,802)	(94)
Minority interest in loss (income) of consolidated subsidiaries	(62,824)	23,402	(35,130)	28,332

Net income (loss)	$177,541	$(143,845)	$203,261	$(31,866)

Other comprehensive income (loss):
Unrealized gain (loss) on securities	$2,232	$71	$1,664	$(161)

Comprehensive income (loss)	$179,773	$(143,774)	$204,925	$(32,027)

Net income (loss) per Ordinary Share – basic	$3.01	$(2.45)	$3.45	$(0.54)

Net income (loss) per Ordinary Share – diluted	$2.57	$(2.45)	$2.94	$(0.54)

Weighted average Ordinary Shares outstanding - basic	58,935,475	58,651,952	58,924,741	58,631,256

Weighted average Ordinary Shares outstanding - diluted	69,153,272	58,651,952	69,233,607	58,631,256

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities (Note 21)	$12,129	$(44,413)

Cash flows from investing activities:
Purchase of available for sale investments	(18,932)	(411,878)
Sale of available for sale investments	62,043	547,302
Maturities of held-to-maturity investments	2,000	5,000
Purchase of available for sale restricted investments	—	(32,150)
Sale of available for sale restricted investments	—	93,700
Maturities of held-to-maturity restricted investments	—	2,800
Settlement of metal derivative instruments	(111,973)	—
Advances for construction of port facility	—	(4,000)
Released from restricted cash to collateralize credit facility, letters of credit and interest payments, net	889	8,430
Proceeds from sale of interest in subsidiary	70,000	—
Receipt of deferred payments	7,396	—
Capitalized costs and acquisitions of property, plant and equipment	(16,367)	(129,587)

Net cash provided by (used in) investing activities	$(4,944)	$79,617

Cash flows from financing activities:
Payments of notes payable and long term debt	(4,233)	(7,512)
Borrowings under project finance facility	—	45,000
Minority interest contributions	38,500	27,390
Proceeds from exercise of stock options and warrants	—	1,234

Net cash provided by financing activities	$34,267	$66,112

Net increase in cash and cash equivalents	41,452	101,316
Cash and cash equivalents - beginning of period	40,736	49,840

Cash and cash equivalents - end of period	$82,188	$151,156

See Note 21 for supplemental cash flow information.

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

The Company is a mining, exploration and development company that owns 65% of and operates the San Cristóbal silver, zinc and lead mine in Bolivia. The Company has focused its resources primarily on the development of the San Cristóbal mine, which began producing silver-bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operating levels in the fourth quarter 2007. Prior to the third quarter 2007 the Company had no mining operations from which product was being produced and sold; consequently, the Company had not previously reported operating income. Although the Company’s senior corporate and operating management have significant experience in operating very large mining complexes in many countries, the Company had never operated a mine prior to commencement of operations at San Cristóbal, and there are certain risks associated with the Company’s ability to successfully achieve anticipated production volumes, manage cost increases and operate the San Cristóbal mine in accordance with the terms and covenants of the related project finance facility (the “Facility”) as described in Note 11.

The Company also conducts exploration activities primarily in South America and Central America and currently holds interests in non-producing mineral properties in Argentina, Mexico, Peru, Bolivia, Ecuador and Australia.

2.	Liquidity and Capital Resources

At June 30, 2008, the Company’s aggregate cash, restricted cash, short- and long-term investments were $213.9 million, including $70 million received from the sale of the deferred payment obligation to Sumitomo Corporation (“Sumitomo”) (see Note 17), compared to an aggregate of $220.7 million in cash, restricted cash, short- and long-term investments and restricted investments at December 31, 2007. Cash and investments at June 30, 2008 includes $82.2 million of unrestricted cash and cash equivalents, $7.1 million of unrestricted short-term investments, $2.2 million of long-term investments, $20.0 million of currently illiquid auction rate securities (“ARS”) classified as long-term (see Note 4), $91.0 million of cash, of which $30.3 million is recorded as current, that is restricted to collateralize the open metal derivative positions required by the Facility, and $11.4 million of cash held in a collateral account that is restricted to the operating requirements at the San Cristóbal mine and interest and principal payments on the $225 million Facility (see Note 11). At June 30, 2008, the Company’s aggregate unrestricted cash and investments (excluding ARS) totaled $91.5 million. On August 10, 2008, the Company completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by Minera San Cristóbal (“MSC”), as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million (see Note 22). The line of credit permits borrowings by MSC until October 31, 2008. The Company expects that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter.

In addition to the additional funding for the San Cristóbal mine as described below, in the next 12 months the Company expects its cash needs to include approximately $25 million for general corporate costs and debt service on its Convertible Notes (see Note 11) and $15 to $20 million for exploration activities. We expect the cash spending on those amounts to occur approximately equally over the 12 month period.

During the first six months of 2008, the Company and Sumitomo contributed $97.0 million to San Cristóbal, including $15.0 million in the second quarter, to augment cash flow from concentrate sales in order to fund operating costs, income and other taxes, capital costs and financing costs, and to settle metal derivative positions required in connection with the Facility. The Company funded $58.5 million of this amount, and the remaining $38.5 million was funded by Sumitomo (these amounts vary from the parties’ respective ownership interests due to timing differences in their funding obligations, with Apex’ share paid prior to year-end 2007 and Sumitomo’s share paid at the beginning of 2008). In July and August 2008, an additional $55 million was contributed to San Cristóbal, of which the Company contributed $35.8 million and Sumitomo contributed $19.2 million. In particular, operating cash flow from San Cristóbal was adversely affected in the second quarter as lead prices declined by nearly 40% and zinc prices declined by approximately 20%, as compared to the first quarter of 2008. Silver prices in the second quarter remained relatively unchanged. The decline in lead and zinc prices reduced cash received from sales of concentrates shipped in the second quarter required payments of $6.1 million to settle concentrate sales made in the first quarter of 2008 and are likely to require additional payments of approximately $5.3 million to settle additional first and second quarter concentrate sales. Operating margins were also adversely affected by increased smelting charges for concentrates and increased costs for reagents, diesel fuel and other materials consumed in the operation. Rising fuel costs in the second quarter of 2008 have increased costs for power and mine equipment operation, as well as for transportation of materials into and out of the operation. Operating margins for 2008 are also negatively affected by industry-wide increases in treatment and refining charges, which have approximately doubled from 2007 for lead concentrates and risen about 30% for zinc concentrates.

In addition to operating costs, sustaining capital expenditures and taxes payable, San Cristóbal has aggregate debt service and derivative settlement requirements of approximately $383 million during the next 12 months. This amount comprises $96 million in scheduled principal and interest payments under the Facility, $72 million to fund the operating and debt service reserve accounts required under the Facility by December, 2008 and approximately $215 million to settle derivative positions (based on prevailing metals prices at June 30, 2008) maturing in the period. The Company projects that cash flow from operations will be insufficient to fund these amounts and that San Cristóbal will require an additional approximately $125 million of contributions from August 2008 through June 2009 to augment operating cash flow to cover these expenditures. The Company’s share of this funding requirement would be approximately $81 million, which exceeds the Company’s expected sources of funding during the period, including operating cash flow from San Cristóbal. Accordingly, the Company is reviewing alternative actions to meet its expected cash needs as discussed below. The projected level of required contributions is an estimate and will be affected by a variety of factors, including metals prices, the amount and timing of concentrate production and shipments, revenues and related cash receipts and expenditures, many of which are beyond the Company’s control and difficult to predict given the mine’s limited operating history. If San Cristóbal experiences unanticipated disruptions in production, or if projected metals prices, recovery rates or mine and mill cost estimates are not substantially achieved as projected, contributions may be required in greater amounts than currently estimated.

The Facility requires the Company to, among other matters, achieve “completion” of the mine by year-end 2008 (as defined in the Facility). Failure to achieve completion would constitute an event of default under the Facility, entitling the lenders to accelerate repayment of all indebtedness thereunder. One requirement for completion is the funding of operating and debt service reserve accounts in the aggregate amount of $72 million as described above, which the Company believes cannot be achieved without the additional contributions from the Company and Sumitomo as described above. In light of recent operating experience gained at mill production rates of 40,000 tonnes per day, the Company also projects that San Cristóbal will likely not meet certain consumption and efficiency requirements as part of the completion test, including those related to the amount of required reagents and operating personnel. To address these issues, the Company and Sumitomo may seek a one-year extension of the completion test through year-end 2009, but cannot predict whether or when the lenders may agree to such an extension or the terms on which they would be willing to do so. Such terms could involve a delay in the release of $91.0 million of cash that is restricted to collateralize the metal derivative open positions.

In addition, following “completion,” cash flows from the mine must meet minimum loan coverage ratios computed using metals prices set forth in the Facility, which are lower than current market prices. Specifically, for production during 2009, the debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. At June 30, 2008, spot COMEX market prices were $17.42 per ounce for silver, and spot LME market prices were $0.85 per pound for zinc and $0.79 per pound for lead. The Company must submit an updated operating plan to the lenders by November 1 of each year using the specified metals prices and provide projections of production and operating costs for the following year and life of the mine. Based on current operating costs and the specified metals prices, the Company does not expect to meet the financial covenant requirements under the Facility. In the event of non-compliance, the Company would be obligated to seek a concession from the lenders to allow use of prevailing metals prices in the operating plan or otherwise amend the covenants in the Facility. While the lenders agreed to reset the metals prices set forth in the Facility in the prior year, the Company cannot predict whether the lenders would agree to a concession or amendment or the terms on which they would be willing to do so.

Failure to meet one or more covenants under the Facility and to cure the non-compliance within specified periods would entitle the lenders to declare the Company in default and to accelerate repayment of all indebtedness under the Facility. The Company would also likely be required to immediately settle its share of all outstanding metal derivative positions established as required by the Facility. The Company’s 65% share of the $225 million Facility and approximately $433.4 million outstanding derivative position liability (see Note 13) amounts to $428.0 million at June 30, 2008. The Company does not have, and does not expect to have, sufficient cash and investments to settle fully its share of these obligations if they were to be immediately due and payable and believes that it would face significant challenges in obtaining additional funding to do so. If the Company were unable to repay these obligations when due, the lenders and the counterparties under the derivative positions would be entitled to enforce their liens and take possession of collateral securing indebtedness under the Facility and the derivative positions, including the assets that comprise the San Cristóbal mine and $91 million of cash and investments that are restricted as security for the derivative positions. A failure to pay amounts due and payable under the Facility and the derivative positions, including upon acceleration, would also result in a default under the terms of the Company’s Convertible Notes, entitling the note-holders to accelerate the maturity of those notes, which had an aggregate principal amount outstanding of $290 million at June 30, 2008. Such events would require the reclassification of all amounts owed under the Facility, derivative liability, and convertible notes to short term.

Although the new $50 million subordinated line of credit provides the Company with additional short-term liquidity, the Company believes that it is likely to require a significant restructuring of its operations or indebtedness based on the foregoing factors and its projections with respect to the San Cristóbal mine. The Company has engaged Jefferies & Company, Inc. as its financial advisor to assist it in reviewing strategic and financial alternatives, which could include new debt or equity financing, a sale of additional interests in San Cristóbal or in one or more of the Company’s exploration properties or a restructuring, refinancing or amendment of the Facility or the related derivative positions. The Company cannot predict whether any of these alternatives, if undertaken, could be completed in a timely manner to avoid a default by the Company or be achievable on terms that would not further restrict the Company’s operating flexibility and ongoing ability to meet its cash requirements over a reasonable period of time. Certain of these alternatives could also require the consent of the Company’s creditors or other counterparties, notably the lenders under the Facility, and the Company cannot predict whether it could obtain any such consents. The Company’s interest in San Cristóbal could also be subject to reduction if Sumitomo funds its pro rata share of additional contributions at a time when the Company fails to fund its share or if Sumitomo determines to convert any borrowings by MSC under the new line of credit into additional MSC shares (see Notes 17 and 22).

3.	Significant Accounting Policies

Recently Adopted Standards

Effective January 1, 2008 the Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which were measured at fair value on a recurring (annual) basis. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Among other requirements, FAS No. 157 requires that consideration be given to the Company’s own credit risk and risk of non-performance in the measurement of certain liabilities. The effect of considering the Company’s credit risk and risk of non-performance in the measurement of the fair value of its open metal derivative positions is a reduction of the derivative liability and an increase in the non-cash gain for commodity derivatives included in operations of $7.1 million and $55.8 million for the three month and six month periods ended June 30, 2008.

The reduction in the fair value of the liability results from discounting the cash flows relating to the metal derivative positions using higher interest rates reflective of the Company’s increased credit risk. As the adjustment relates solely to fair value measurements, it does not affect the Company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable derivative positions. See Note 13 for a discussion of the Company’s derivative instruments and Note 14 for detail regarding the Company’s fair value measurement disclosures in accordance with FAS No. 157.

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

Effective January 1, 2008 the Company adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option for any of its financial assets or liabilities, and as a result, the adoption of FAS No. 159 did not have a material impact on the Company’s financial position or results of operations at June 30, 2008 and is not expected to have a material impact in the future.

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

During May 2008 the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“FAS No. 133”) . FSP No. APB 14-1 will require the liability and equity components of convertible debt instruments to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If a convertible debt instrument within the scope of FSP No. APB 14-1 is settled through the issuance of cash, stock, or any combination thereof, or if a modification or exchange of an instrument is accounted for as an extinguishment, an issuer will recognize separately the extinguishment of the liability component and the reacquisition of the equity component. Any difference between the settlement consideration attributed to the liability component and its carrying amount is recognized in the income statement as a gain or loss on debt extinguishment. Any difference between the consideration attributed to the equity component and its carrying amount is recognized in stockholders’ equity. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, (fiscal year 2009 for the Company) and interim periods within those fiscal years. The Company is currently evaluating what impact if any FSP No. APB 14-1 will have on the Company’s financial position or results of operations.

4.	Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding 12 months. Long-term investments include investments with maturities greater than 12 months.

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

At June 30, 2008 the Company held investments in ARS with an adjusted cost basis of $18.3 million. The adjusted cost basis reflects $33.7 million of other than temporary impairment charges recorded through June 30, 2008. During the first six months of 2008 the Company recorded a $3.1 million other than temporary impairment charge for certain ARS for which there had been a decline in estimated fair value during the period. In addition, during the first six months of 2008 the Company also recorded a temporary gain on certain ARS of $1.7 million which was recorded to other comprehensive income at June 30, 2008. During the first six months of 2008 the Company liquidated at par value approximately $0.3 million of its ARS. The fair value for each of the remaining ARS was determined by the Company, with the assistance of a third party valuation firm.

The following tables summarize the Company’s investments at June 30, 2008 and December 31, 2007:

June 30, 2008	Cost	Estimated Fair Value	Carrying Value
		(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$761	$513	$513
Corporate notes	4,242	4,241	4,241
Government bonds	2,333	2,332	2,332

Total available for sale	7,336	7,086	7,086

Total short term	$7,336	$7,086	$7,086

Long-term:
Available for sale
Auction rate securities	$18,265	$19,999	$19,999
Corporate notes	499	491	491
Government bonds	1,748	1,739	1,739

Total available for sale	20,512	22,229	22,229

Total long term	$20,512	$22,229	$22,229

December 31, 2007	Cost	Estimated Fair Value	Carrying Value
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

Quoted market prices at June 30, 2008 and December 31, 2007 were used to determine the fair values of the above investments, except with respect to the auction rate securities. See Note 14 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

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

5.	Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Current portion of note receivable	$2,702	$2,728
Prepaid insurance	952	3,651
Accrued interest on investments	289	768
Prepaid contractor fees and vendor advances	6,215	5,615
Deferred payments receivable	6,705	1,928
Other	1,790	1,505

	$18,653	$16,195

The current portion of notes receivable is related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 9). Prepaid contractor fees and vendor advances at June 30, 2008 consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristóbal mine.

Under the terms of the sale to Sumitomo of a 35% interest in the subsidiary holding our San Cristóbal mine, the Company retained certain interests in future silver and zinc production from Sumitomo’s interest in San Cristóbal mine production. Deferred payments receivable are related to amounts receivable from Sumitomo for those retained interests in San Cristóbal mine silver and zinc production. The Company received the $6.7 million of deferred payments from Sumitomo during July 2008. Effective June 30, 2008 the Company terminated the retained interests discussed above for a one time $70.0 million payment from Sumitomo (see Note 17).

6.	Inventories

Inventories at our San Cristóbal mine at June 30, 2008 and December 31, 2007 consist of the following:

Current Inventories	June 30, 2008	December 31, 2007
	(in thousands)
Concentrate inventories	$57,062	$23,377
Sulfide ore stockpiles	516	834
Material and supplies	38,484	20,000

	$96,062	$44,211

Long Term Stockpile Inventories
Sulfide ore stockpiles	$24,080	$15,092
Oxide ore stockpiles	69,617	61,822

	$93,697	$76,914

Concentrate inventories consist of approximately 70,153 tonnes and 19,863 tonnes of concentrates at June 30, 2008 and December 31, 2007, respectively, and are carried at cost, which is lower than net realizable value. Concentrate inventories include concentrates at the mine and in transit for which title and or risk of loss have not yet passed to the smelter. Material and supplies inventory consist primarily of fuel, reagents and operating supplies and are carried at the lower of cost or market. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and are carried at cost, which is lower than net realizable value.

7.	Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristóbal mine as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income taxes. The VAT is expected to be recovered through future production and sales from the San Cristóbal mine. Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia (see Note 19). At June 30, 2008 and December 31, 2007, the VAT recoverable was $127.8 million and $95.3 million, respectively. The VAT recoverable amounts include $14.5 million and $8.6 million of recoverable Bolivian import duties for the periods ended June 30, 2008 and December 31, 2007, respectively.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.	Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Mineral properties	$247,618	$248,120
Construction in progress	15,143	3,863
Buildings	14,603	14,576
Mining equipment and machinery	527,148	521,070
Other furniture and equipment	4,925	4,669

	809,437	792,298
Less: Accumulated depreciation	(40,592)	(19,652)

	768,845	772,646

Equipment under capital lease	70,390	69,107
Less: Accumulated depreciation	(16,468)	(11,918)

	53,922	57,189

Port facilities under lease	12,283	12,283
Less: Accumulated depreciation	(482)	(137)

	11,801	12,146

	$834,568	$841,981

Mineral properties include engineering, financing and other costs not attributable to specific fixed assets at the San Cristóbal mine.

For the six months ended June 30, 2008 and 2007 the Company recorded depreciation expense of $18.7 million and $0.2 million, respectively. For the six months ended June 30, 2007 the Company capitalized depreciation associated with the construction of the San Cristóbal mine in the amount of $4.7 million. No depreciation was capitalized for the comparable period of 2008.

At June 30, 2008 the Company had recorded a lease obligation of $50.1 million related to San Cristóbal mining equipment under capital lease (see Note 11).

9.	Other Long Term Assets

At June 30, 2008 other long term assets consists primarily of $0.8 million long term portion of a note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company. The note and accrued interest are being repaid by applying a portion of the amounts owed for port charges by the San Cristóbal mine to the outstanding note and accrued interest balances. At June 30, 2008 the remaining principal amount of the note, plus accrued interest, was approximately $3.5 million. The principal amount of the note, plus accrued interest, is expected to be fully recovered by December 2009.

10.	Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Trade accounts payable and accruals	$39,488	$46,453
Amounts due smelters	17,317	1,408
Income taxes payable	22,381	893
Accrued employee compensation and benefits	11,936	7,203

	$91,122	$55,957

Trade accounts payable and accruals are primarily related to amounts due to contractors and suppliers at our San Cristóbal mine.

Amounts due smelters at June 30, 2008 include a $5.9 million payable to a smelter for a shipment for which a provisional payment had been received by the Company but that was above the smelter’s rejection limits for silica. The shipment was rerouted to another smelter. Also included in amounts due smelters at June 30, 2008 are $11.4 million of mark-to-market adjustments resulting from declining metals prices on unsettled shipments (see Note 18).

Accrued employee compensation and benefits at June 30, 2008 consist of $5.5 million of withholding taxes and benefits payable, $2.4 million of accrued performance bonuses and $4.0 million of accruals for statutory benefits required by Bolivian law including thirteenth month payments and mandatory severance requirements.

11.	Debt

The Company’s debt consists of the following:

	June 30, 2008		December 31, 2007
	Current	Long-term	Current	Long-term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$—	$180,000	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	—	109,987	—	109,987
Project finance facility	76,500	148,500	32,625	192,375
Note assigned to Sumitomo	—	8,764	—	8,013
Capital leases	8,098	42,039	8,242	44,845
Port lease liability	411	11,452	288	11,761

	$85,009	$500,742	$41,155	$546,981

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

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions on the Notes. At June 30, 2008 the unamortized balance of deferred financing costs related to the Notes was approximately $6.0 million.

San Cristóbal Project Finance Facility

In December 2005 the Company closed on the $225 million Facility, arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. During 2006 and 2007 the Company borrowed the full $225 million available under the Facility and the proceeds were used to complete construction of the Company’s San Cristóbal mine. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread. The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid by December 2012.

In connection with the September 2006 sale to Sumitomo Corporation (“Sumitomo”) of a 35% interest in the subsidiaries that own and operate the San Cristóbal mine, Sumitomo guaranteed the repayment of 35% of the Facility debt through project completion. (For this purpose completion is defined as the satisfaction of certain financial and operational requirements including the creation of operating and debt service reserves and meeting certain operational performance levels over specified periods of time and can occur no later than December 2008.)

The Facility contains covenants that require the Company to, among other things, maintain certain security interests, collateral accounts related to operating and debt service reserves, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements. Failure to comply with these covenants or to cure related violations within specified periods could result in an event of default, pursuant to which the project lenders could require immediate repayment of all amounts outstanding under the Facility and immediate cash settlement of the outstanding metal derivative positions associated with the San Cristóbal mine (see Note 2 related to the Company’s liquidity and ability to meet its obligations under the Facility).

In connection with the Facility, the Company funded a $91 million margin account and Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two banks holding the metal derivative positions. At June 30, 2008, the margin account consisted of $60.7 million recorded as non-current restricted cash and $30.3 million recorded as current restricted cash. Unused funds remaining in the margin account will be released and the guarantee will be reduced one-third per year on the first business day following December 31st of each of 2008, 2009 and 2010.

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

Direct costs incurred in obtaining the Facility were deferred and are being amortized to interest expense, using the effective interest method, over the term of the Facility. At June 30, 2008 the unamortized balance of deferred financing costs related to the Facility was approximately $7.7 million.

Sumitomo Note Assignment

The Company has loaned funds to SC TESA, the contractor that constructed the power line for the San Cristóbal mine, and holds a note receivable from SC TESA in the amount of $21.9 million, which is eliminated in consolidation. The Company consolidates SC TESA for financial reporting purposes per the guidance of FASB Interpretation No.46R “Variable Interest Entities” (“FIN 46R”). The Company is receiving repayment of the note from SC TESA in the form of credits against electric transmission charges to the San Cristóbal mine. In connection with the sale of 35% of the San Cristóbal mine to Sumitomo, the Company sold 35% of the $21.9 million note to Sumitomo. As the Company receives payments from SC TESA it incurs an obligation to pay Sumitomo its 35% share of such payments. As a result, at June 30, 2008 the Company has recorded a note payable to Sumitomo in the amount of $8.8 million, which includes accrued interest.

Capital Leases

Certain mining equipment at the San Cristóbal mine used by the contractor that provides mining services to the Company has been recorded as capital leases because the equipment is used exclusively at the San Cristóbal mine. At June 30, 2008 the Company had recorded on its balance sheet $53.9 million, of equipment, net of accumulated depreciation and a capital lease obligation of $50.1 million related to the leased equipment. During the six months ended June 30, 2008 the Company made payments of approximately $5.2 million related to its capital lease obligations.

Port Lease Liability

Certain assets constructed at the Port of Mejillones are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities. The Company determined that a leasing arrangement exists with respect to those assets. As of June 30, 2008 the Company has recorded on its balance sheet $11.8 million, of plant and equipment, net of accumulated depreciation and a financing obligation of $11.9 million related to the port facility. In addition, the Company had previously advanced funds to the port contractor and holds a note receivable at June 30, 2008 for $3.5 million, including interest, related to those advances (see Note 9).

MSC Line of Credit

On August 10, 2008, the Company completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million (see Note 22). The line of credit permits borrowings by MSC until October 31, 2008. The Company expects that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter.

12.	Asset Retirement Obligations

The Company has developed an asset retirement plan for its San Cristóbal mine which includes estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company’s policies. The Company accrues estimated reclamation liabilities based on the asset retirement plan as activities requiring future reclamation and remediation occur.

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

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(in thousands)
Beginning balance	$6,981	$5,761
ARO arising in the period	959	620
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	366	600

Ending balance	$8,306	$6,981

13.	Derivative Instruments

Certain covenants related to the Facility required the Company to provide price protection for a portion of its planned production of metals from San Cristóbal. The Company has entered into certain metal derivative positions utilizing primarily forward sales but also puts and calls to comply with the Facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions.

The Company began to settle the metal derivative positions required by the Facility during the third quarter 2007. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses.

The following table sets forth forward contracts settled and options that expired during the six months ended June 30, 2008:

	Quantity	Average Market Price	Average Contract Price	Average Cash Settlement	Total Cash Settlement
	(in thousands)	(per unit settled)			(in thousands)
Forward Contracts
Silver (000 ounces)	40	$13.45	$7.15	$6.30	$252
Zinc (000 pounds)	81,962	$1.06	$0.48	$0.58	$47,604
Lead (000 pounds)	60,622	$1.24	$0.30	$0.94	$56,864
Call Contracts Written
Zinc (000 pounds)	3,307	$1.09	$0.57	$0.52	$1,638
Lead (000 pounds)	6,614	$1.24	$0.39	$0.85	$5,615
Put Option Contracts Owned
Silver (000 ounces)	200	$16.97	$5.25	$—	$—

Total					$111,973

The average market price is calculated based on market prices during a pricing period that is set forth by the terms of each contract and varies between contracts. The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates.

The following table sets forth the Company’s open metal derivative positions at June 30, 2008:

	Current Maturity Date
	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
		(in thousands except prices)
Forward Contracts
Silver (ounces)	80	160	200	—	440
Average price	$7.16	$7.17	$7.14	$—	$7.15
Zinc (pounds)	257,755	365,455	39,683	—	662,893
Average price	$0.48	$0.48	$0.48	$—	$0.48
Lead (pounds)	126,896	96,113	—	—	223,009
Average price	$0.30	$0.29	$—	$—	$0.30
Put Option Contracts Owned (Net)
Silver (ounces)	750	2,790	5,160	—	8,700
Average price	$5.48	$5.69	$5.89	$—	$5.80
Lead (pounds)	19,180	13,660	—	—	32,840
Average price	$1.19	$1.10	$—	$—	$1.15
Call Option Contracts Written
Silver (ounces)	4,700	4,590	510	—	9,800
Average price	$8.38	$8.16	$9.21	$—	$8.32
Zinc (pounds)	6,614	3,307	—	—	9,921
Average price	$0.57	$0.57	$—	$—	$0.57
Lead (pounds)	13,228	6,614	—	—	19,842
Average price	$0.39	$0.39	$—	$—	$0.39

The Company adjusts its open metal derivative positions to estimated fair value at the end of each accounting period with the related change in fair value recorded to earnings. For the six months ended June 30, 2008, the Company recorded a gain of $195.6 million as a result of adjusting the open metal derivative positions and positions settled during the period to estimated fair value. For the six months ended June 30, 2007 the Company recorded a mark-to-market derivative loss of $57.3 million with respect to these positions. Non-cash mark-to-market gains and losses from the remaining outstanding derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The Company does not intend to settle the remaining open derivatives position contracts prior to their settlement dates.

During the first quarter of 2008, the Company adopted FAS No. 157 which requires that, in the measurement of certain liabilities, consideration be given to the Company’s own credit risk and risk of non-performance. The Company determined that FAS No. 157 applies to the fair value measurement of its open metal derivative positions. Inclusion of the impact of the Company’s credit risk and risk of non-performance on the fair value of its open metal derivative positions results in a reduction of the derivative liability and an increase in the non-cash gain on commodity derivatives of $55.8 million for the six month period ended June 30, 2008. As the adjustment for credit and non-performance risk relates solely to fair value measurements, it does not affect the company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable liabilities. The statements received from the counterparties holding the Company’s net open metal derivative positions indicate a total settlement amount due at June 30, 2008 of $489.2 million as compared to the total fair value of the net liability recorded at June 30, 2008 of $433.4 million.

The following table sets forth the fair value of the Company’s net open metal derivative positions at June 30, 2008 and December 31, 2007 and the change for the three and six months ended June 30, 2008:

	Liability Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Change for three months ended June 30, 2008:
March 31, 2008	$314,240	$370,807	$31,694	$99	$716,840
June 30, 2008	213,304	204,301	15,812	—	433,417

Change in liability	$(100,936)	$(166,506)	$(15,882)	$(99)	$(283,423)

Components of change in liability:
Open position mark-to-market	$(40,975)	$(166,506)	$(15,882)	$(99)	$(223,462)
Cash payments	(59,961)	—	—	—	(59,961)

Change in liability	$(100,936)	$(166,506)	$(15,882)	$(99)	$(283,423)

Change for six months ended June 30, 2008:
December 31, 2007	$266,820	$425,569	$47,958	$681	$741,028
June 30, 2008	213,304	204,301	15,812	—	433,417

Change in liability	$(53,516)	$(221,268)	$(32,146)	$(681)	$(307,611)

Components of change in liability:
Open position mark-to-market	$58,457	$(221,268)	$(32,146)	$(681)	$(195,638)
Cash payments	(111,973)	—	—	—	(111,973)

Change in liability	$(53,516)	$(221,268)	$(32,146)	$(681)	$(307,611)

The metal derivative positions in the tables above are primarily held in a separate Cayman Islands subsidiary which is owned 65% by the Company and 35% by Sumitomo, and Sumitomo has guaranteed the payment of 35% of the metal derivative positions through completion (which, according to the terms of the Facility, may be no later than December 2008) (see Note 11). The lead puts owned by Minera San Cristóbal which have a positive carrying value at June 30, 2008 of approximately $12.3 million are netted against the liabilities in the table above, which are reflected as $6.8 million and $5.5 million in current and non-current assets, respectively, in the accompanying consolidated balance sheet. (See Note 14 for fair value measurements disclosure).

14.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities at fair value at June 30, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$76,771	$—	$—	$76,771
Short-term available for sale securities	7,086	—	—	7,086
Trade receivables	1,126	—	—	1,126
Auction rate securities	—	—	19,999	19,999
Derivatives	—	12,298	—	12,298

	$84,983	$12,298	$19,999	$117,280

Liabilities:
Trade payables	$11,405	$—	$—	$11,405
Deferred revenue	52,667	—	—	52,667
Derivatives	—	—	445,715	445,715

	$64,072	$—	$445,715	$509,787

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

The Company’s metal derivative asset positions are classified within Level 2 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodity price indices for the periods the indices are available.

The Company’s metal derivative liability positions are classified within Level 3 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions. Per the guidance of FAS 157, the above prices are adjusted to reflect the Company’s credit risk and risk of non-performance (see Note 3 and Note 13). With the assistance of a third party valuation firm, the Company estimates the credit spread associated with the Company’s credit risk and adjusts the market prices obtained above accordingly. The Company used its unsecured convertible debentures and the Facility interest rates as reference points to determine the credit spread. These credit risk inputs represent a Level 3 valuation as they cannot be confirmed by quoted market activity.

The Company’s ARS are classified within Level 3 of the fair value hierarchy. These securities are valued by the Company, with the assistance of a third party valuation firm. The ARS are classified into two categories, collateralized debt obligations (“CDOs”) and corporate debt. The CDOs are valued by estimating the value of the underlying collateral using significant assumptions regarding default, recovery and prepayment rates, and factoring these estimated collateral values in conjunction with the tranche for pay-out of the underlying collateral that the Company’s holds in each respective security. The corporate debt ARS are valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption values. The Company uses these significant Level 3 inputs as there is no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

The following table summarizes the change in fair value of the Company’s Level 3 financial assets (ARSs) for the six months ended June 30, 2008:

Beginning balance	$21,510
Unrealized losses, net	(1,365)
Adjusted cost basis of Level 3 security sold in the period	(146)

Ending balance	$19,999

The following table summarizes the change in fair value of the Company’s Level 3 financial liability (Derivative Liabilities) for the six months ended June 30, 2008:

Beginning balance	$749,503
Mark-to-market gain	(191,815)
Derivative settlements	(111,973)

Ending balance	$445,715

15.	Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes. The Company files Bolivian, United States and certain other foreign country income tax returns, and pays the taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. At June 30, 2008, the Company’s total unrecognized tax benefits were $2.7 million for uncertain tax positions taken or expected to be taken on tax returns, $1.8 million of which result in a reduction of the Company’s net operating loss carryforwards. During the second quarter 2008 the Company recognized a $0.9 million uncertain tax position, increasing tax expense during the period.

For the six months ended June 30, 2008 and 2007, the Company recorded income tax expense of $21.8 million and $0.1 million respectively, including Bolivian withholding taxes of $1.6 million and $0.1 million respectively. The remaining tax expense of $20.2 million consists of $19.0 million relating to the San Cristóbal mine, $0.7 million in Switzerland relating to the marketing of concentrates from San Cristóbal, and $0.5 million from other subsidiaries. The $19.0 million tax expense from the subsidiary owning the San Cristóbal mine differs from the expected tax provision of $7.2 million based on the statutory rate of 37.5 percent due to (i) the recognition of a tax benefit related to the release of a valuation allowance previously recorded against its deferred tax assets for net operating loss carryforwards of $17.8 million and Bolivia mining tax credits of $5.1 million, (ii) the recognition of inflationary indexation adjustments on the mines’ non-monetary assets and equity resulting in a $12.6 million increase in the income tax provision, (iii) the recognition of $19.6 million of income taxes related to unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia that have become significant in recent periods due to the devaluation of the U.S. dollar relative to the Boliviano, and (iv) $2.5 million related to other items that are not deductible in determining the entity’s taxable income.

The Company does not believe, on a more likely than not basis, there is sufficient positive evidence of future taxable income to release valuation allowances on its deferred tax assets in certain jurisdictions. However, as production at the San Cristóbal mine continues, sufficient positive evidence may exist in future periods which may affect the Company’s assessment regarding the realizability of these deferred assets. A release of all or a portion of the Company’s valuation allowance would result in a reduction of the Company’s tax provision at that time.

The Company, following the guidance of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”) paragraph 22b., has determined the tax effects of inflationary gains and unrealized foreign exchange gains represent discrete items for which an estimate cannot be reasonably relied upon. These items significantly influence the Company’s overall effective tax rate, and an estimated annual effective tax rate excluding these items is not significantly different than the result of using the actual effective tax rate. Therefore, the Company has used the actual effective tax rate for the year-to-date period.

16.	Shareholders’ Equity (Deficit)

The following table sets forth the changes in shareholders’ deficit during the first six months of 2008:

			Additional		Accumulated Other Comprehensive	Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2007	58,909,625	$589	$677,203	$(761,783)	$(110)	$(84,101)
Stock compensation accrued	—	—	2,215	—	—	2,215
Stock granted as compensation ($14.55 per share)	41,850	0.4	—	—	—	0.4
Unrealized loss on marketable equity securities	—	—	—	—	1,664	1,664
Net income	—	—	—	203,261	—	203,261

Balance, June 30, 2008	58,951,475	$590	$679,418	$(558,522)	$1,554	$123,040

Stock Option Plans – The Company has established a plan to issue share options and other awards of the Company’s shares to officers, directors, employees, consultants and agents of the Company and its subsidiaries (the “Plan”).

The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company recognized stock-based compensation costs of $2.0 million and $2.1 million for the six month periods ended June 30, 2008 and 2007, respectively.

A summary of the Company’s stock options issued under the Plan at June 30, 2008 and changes during the six months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,475,209	$15.36
Granted during period	357,215	13.42
Forfeited or expired during period	(178,835)	16.65
Exercised during period	—	—

Outstanding at end of period	2,653,589	15.01

Exercisable at end of period	1,926,764	14.87
Granted and expected to vest	726,825	15.40

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company’s restricted stock grants issued under the Employees’ Plan at June 30, 2008 and changes during the six months then ended is presented in the following table:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	183,700	$17.00
Granted during period	104,400	13.25
Restrictions lifted during the period	(41,850)	14.55
Forfeited during period	—	—

Outstanding at end of the period	246,250	15.82

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

A summary of the status of the Restricted Stock Unit grants issued under the Deferred Compensation Plan at June 30, 2008 and changes during the six months then ended is presented in the following table:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	25,806	$19.18
Granted during period	47,559	7.99
Restrictions lifted during the period	—	—
Forfeited during period	(2,184)	20.60

Outstanding at end of the period	71,181	11.66

The fair value of each Restricted Stock Unit grant is based on the closing price of the Company’s shares on the date of grant.

17.	Minority Interest

Sumitomo Corporation

During 2006 the Company sold to Sumitomo 35% interests in the subsidiaries that own the San Cristóbal mine, market project concentrates and hold the metal derivative positions required by the project lenders. The Company continues to own 65% of these subsidiaries.

Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open metal derivative positions. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary. At December 31, 2007 the Company had absorbed $23.6 million of losses that normally would have been allocated to Sumitomo. During the first six months of 2008, the Company recovered the $23.6 million of losses previously absorbed and recorded minority interest expense of $35.1 million to reflect Sumitomo’s share of subsidiaries’ gains primarily related to the open metal derivative positions. Also during the first six months of 2008, Sumitomo advanced an additional $38.5 million to fund its share of operating costs related to the San Cristóbal mine, and the Company recorded $4.6 million of interest due Sumitomo on its share of advances to fund the San Cristóbal mine. At June 30, 2008 Sumitomo’s minority interest in the subsidiaries that own the San Cristóbal mine is $97.4 million.

Under the terms of the sale of the 35% interest in the San Cristóbal mine, the Company retained certain interests in Sumitomo’s share of future silver and zinc production from the San Cristóbal mine. During the first six months of 2008 the Company received payments in the amount of $7.4 million from Sumitomo and at June 30, 2008, the Company had a receivable in the amount of $6.7 million from Sumitomo related to its retained interests in Sumitomo’s share of the San Cristóbal mine silver and zinc production through that date (see Note 5). These amounts are included in minority interest in income (loss) of consolidated subsidiaries in the accompanying statement of consolidated operations and comprehensive income (loss). Effective June 30, 2008 the Company and Sumitomo agreed to terminate these retained interests for a one time payment of $70.0 million from Sumitomo. The Company recorded a $63.1 million gain related to the transaction which is reflected as a gain on the sale of interest in a subsidiary on the accompanying statement of consolidated operations and comprehensive income (loss).

On August 10, 2008, the Company completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million (see Note 22). The line of credit permits borrowings by MSC until October 31, 2008. The Company expects that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter. The line of credit provides that the lender may at its option subscribe for additional MSC shares in lieu of extending credit and may convert outstanding advances (including accrued interest) into additional MSC shares at any time.

SC TESA

During 2005 the Company entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. The Company loaned SC TESA $22.3 million to construct the power line which will be repaid through credits against charges for the delivery of power (see Note 11). Per the guidance of FIN 46R the Company fully consolidates the accounts of SC TESA.

Because SC TESA is consolidated for financial reporting purposes, the intercompany profit earned by SC TESA is eliminated and the Company recognizes a minority interest offset to SC TESA’s earnings or loss. During the first six months of 2008 SC TESA recorded a $1.2 million loss. The Company absorbed the full $1.2 million loss and did not record a minority interest in the loss because to do so would result in a negative minority interest liability which is not permitted under GAAP. At June 30, 2008 the total loss absorbed by the Company to date was approximately $2.1 million. The Company expects to recover the full $2.1 million loss absorbed to date and any other losses it may absorb against SC TESA’s future earnings.

18.	Sale of Concentrates and Deferred Revenue

The Company sells its concentrates directly to smelters at market-based prices less deductions for refining and treatment charges. The Company recognizes a sale upon risk of loss and title passing to the smelter and the receipt of a provisional payment from the smelter. In certain instances the Company receives provisional payment prior to satisfying certain of the other requirements and in those cases the provisional payment is temporarily recorded as deferred revenue until the other requirements are met. At June 30, 2008 the Company had recorded $52.7 million of such sales as deferred revenue. The Company expects to recognize the full $52.7 million as revenue during the third quarter 2008, subject to market adjustments as described below.

Concentrate sales are initially recorded based on 100% of the provisional sales prices, which are based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net of amounts retained by the smelter to cover its refining and treatment costs. Sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative does not qualify for hedge accounting and is marked to market through earnings each period prior to final settlement. Until final settlement, adjustments to revenue are recorded on a mark-to-market basis to reflect changes in forward metals prices for the estimated date of settlement and for changes in metal quantities based upon receipt of new assay information. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. During the second quarter 2008 silver prices remained relatively unchanged while lead prices declined by approximately 40% and zinc prices declined approximately 20%. During the second quarter 2008 the Company recorded a net reduction to sales of $11.4 million as the result of marking previous period provisional sales to market.

Concentrate sales for the six month period ended June 30, 2008 were also adversely affected by increased smelting charges. During 2008, smelting charges for lead concentrates have approximately doubled, while smelting charges for zinc concentrates have risen about 30% due to the increased demand for smelter capacity resulting from an increased concentrate supplies on the world market.

19.	Commitments and Contingencies

Performance Bonus – The Company has agreed to pay a bonus to the San Cristóbal mine construction management contractor contingent upon certain project completion parameters. The Company and the construction management contractor are currently reviewing the final settlement of amounts owed to the contractor. The Company believes it is probable that it will be required to pay the construction management contractor a portion of the bonus up to $1.3 million and has accrued that amount.

Project Finance Facility Commitments – Per the amended terms and conditions of the Facility the proceeds from the sale of concentrates from the San Cristóbal mine are deposited in a bank account controlled by the lenders. The lenders release funds from the account to facilitate working capital requirements for the San Cristóbal mine as needed. Twice a year in June and December, beginning in December 2008, the Facility principal payment will be withdrawn from the account with 45% of any excess cash, as defined, also being applied as a principal payment and the remaining 55% distributed to the Company and Sumitomo.

In addition, per the amended terms and conditions of the Facility the Company was required to deposit $91.0 million of cash in a margin account to collateralize the open metal derivative positions the Company holds as required by the Facility. The margin account will decrease by one-third on the first business day following December 31st of each of the years 2008 through 2010. At June 30, 2008 the $91.0 million was held in the margin account with $30.3 million recorded as current restricted cash and $60.7 million recorded as non-current restricted cash.

Auction Rate Securities – At June 30, 2008 the Company is holding ARS, with an adjusted carrying value of $20.0 million that it has been unable to liquidate because of failed auctions. The Company has recognized liquidation losses and other than temporary impairment charges of approximately $33.7 million related to ARS investments since the auctions began to fail in mid-2007. It is possible that the Company may experience further impairment charges or liquidation losses on the remaining ARS it holds (see Note 4).

Political Contingencies – At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The Bolivian government may alter its policies with respect to the mining industry in the future. In addition, the Bolivian government has recently enacted various changes to applicable mining taxes. These changes include increasing the income tax rate from 25% to 37.5% when metals prices are above specified thresholds, eliminating the creditability of the complementary mining tax (“CMT”) against the income tax when metals prices are above specified thresholds (deductibility of the CMT against the income tax is allowed), and establishing a separate CMT rate of up to 6% for silver. These changes, which became effective December 14, 2007, will result in a higher income tax burden for the Company. Maintained in the tax law applicable to mining is the refund to exporters of a percentage of import duties and value added tax. Also currently being considered is the elimination of the 25% surtax for taxable income over a threshold amount. The potential for the government to make additional changes that would have the effect of increasing the total tax burden on the San Cristóbal mine continues to exist, and any such changes could adversely affect the earnings and cash flow generated by the mine and the Company’s ability to recover its investment in the mine and meet obligations under the Facility and the related metal derivative positions.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The effective date of the Court’s ruling was not made clear. The Court urged the Bolivian Congress to enact legislation which would supersede the ruling. On the basis of this Constitutional Court ruling, in April 2008, the Lower House of the Bolivian Congress enacted legislation which replaced certain articles of the Mining Code. The proposed legislation was then sent to the Senate, where changes clarifying that the law would not be applied retroactively were introduced. The legislation has not yet been approved by the full Bolivian Congress. The proposed legislation would limit the rights associated with mining concessions including the right to transfer, inherit, or mortgage the concessions. Although the Company understands that the Court’s ruling and subsequent legislation will not be applied retroactively, the ruling could limit the transferability of the Company’s mining concessions and could eventually call into question the enforceability of the pledges of the Company’s concessions to the lenders under the Facility.

In December 2007, the Bolivian Constituent Assembly approved a draft constitution for the Republic of Bolivia. The draft constitution, if approved, could significantly affect the legal framework governing mining in Bolivia. The draft constitution appears to affirm the May 2006 Constitutional Court ruling that limits the transferability of mining concessions. It is not certain how existing concessions and pledges, including San Cristóbal’s concessions and pledges to the project finance lenders, would be affected by those provisions of the draft constitution. In addition, the draft constitution provides that companies with existing concessions will be required to enter into mining agreements with the state within a year following ratification of the constitution by national referendum. The draft constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements. The draft constitution must now be ratified by a referendum of the Bolivian people. The Company cannot predict whether or when the constitution will be approved.

The Company, together with Sumitomo, is engaged in continuing discussions with Bolivian government representatives regarding various proposals and their potential effects on San Cristóbal. The Company is unable to predict which additional changes, if any, will be made to current mining tax legislation and the Mining Code.

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

20.	Foreign Currency

Gains and losses on foreign currency transactions consist of the following:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$10,833	$2,220

Total	$10,833	$2,220

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

21.	Supplemental cash flow information

The following table reconciles net income (loss) for the period to cash from operations:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$203,261	$(31,866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	18,735	190
Amortization of deferred financing costs	2,248	—
Accretion of asset retirement obligation	366	285
Amortization of premiums and discounts	(229)	50
Mark-to-market (gain) loss on derivative positions	(195,638)	57,341
Loss on auction rate security investments	3,100	—
Gain on sale of interest in subsidiary	(63,071)	—
Minority interest in income (loss) of consolidated subsidiary	35,130	(28,332)
Stock compensation	2,049	1,610
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	1,911	—
(Increase) decrease in accrued interest receivable	240	(241)
Port fees applied to Port of Mejillones note receivable	1,382	217
Decrease in prepaid expenses and other assets net of amounts capitalized	1,896	3,029
Increase in inventories	(61,534)	(26,957)
Increase in value added tax recoverable, net	(32,426)	(19,225)
Increase in accrued interest payable	5,618	—
Increase in deferred revenue	52,667	—
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	37,811	(484)
Decrease in deferred taxes, net	(3,492)	—
Other increase (decrease)	2,105	(30)

Net cash provided by (used in) operating activities	$12,129	$(44,413)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended June 30
	2008	2007
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$17,224	$—
Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$—	$483
Depreciation expense capitalized	—	4,650
Initial measurement of asset retirement obligation	959	304
Equipment acquired through capital lease	1,283	37,282
Capitalized port facility lease	—	12,283

22.	Subsequent Event

On August 10, 2008, the Company completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with the Sumitomo subsidiary that holds 35% of MSC, as lender, and an initial loan thereunder of $15 million. The line of credit permits borrowings by MSC until October 31, 2008. The Company expects that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter. We are not required to obtain the consent of the Facility lenders in connection with this line of credit. Loans under the agreement will bear interest at an annual rate of 15% and mature in August 2013. The loans are also subordinated to all amounts payable under the Facility, and MSC is not required to pay any amount of principal or interest with respect to any loan thereunder until final maturity. The lender may at its option subscribe for additional MSC shares in lieu of extending credit and may convert outstanding advances (including accrued interest) into additional MSC shares at any time. Assuming all amounts are fully drawn under the line of credit and no payments are made by MSC prior to maturity, the Company’s ownership interest in MSC would be reduced to approximately 53% if the lender were to convert all amounts payable into MSC shares as of the maturity date (approximately 58% on conversion of principal only). The Company cannot predict whether, when or to what extent MSC will be required to request additional loans under the line of credit.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three and six month periods ended June 30, 2008 and changes in our financial condition from December 31, 2007. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2007.

Apex Silver is a mining, exploration and development company that owns 65% of and operates the San Cristóbal silver, zinc and lead mine in Bolivia through its subsidiary, Minera San Cristóbal, S.A. (“MSC”). We have focused our resources primarily on the development of our San Cristóbal mine, which began producing silver bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operating levels in the fourth quarter 2007. Prior to the third quarter 2007, we did not have mining operations from which product was being produced and sold; consequently, we had not previously reported operating income.

Overview

San Cristóbal Operations

Concentrator throughput, metal recovery, concentrate production and payable metals production continued to improve during the second quarter 2008 at our San Cristóbal mine. Concentrator throughput for the second quarter averaged 34,000 tonnes per day, approximately 85% of the 40,000 tonnes per day designed capacity. Concentrator throughput averaged 43,000 tonnes per day during the 14-day throughput test completed in May and 36,000 tonnes per day in June. June average throughput of approximately 36,000 tonnes, zinc concentrate production of approximately 34,000 dry tonnes and lead concentrate production of approximately 10,000 dry tonnes exceeded the first quarter monthly average throughput and production by 35%, 72% and 102%, respectively. Average concentrator throughput per day for July was slightly below June rates due to a short planned maintenance shutdown.

Payable metals production during the second quarter was approximately 4.2 million ounces of silver, 42,000 tonnes of zinc and 15,000 tonnes of lead, an increase of 49%, 39% and 50% respectively over first quarter payable production.

We continue to improve process water availability, which has increased from approximately 27,000 cubic meters per day in February to approximately 40,000 cubic meters per day in June. With the completion in late July of a temporary system to reclaim water from the tailings pond, we believe we have sufficient water to sustain concentrator throughput at design levels.

We are now focused on establishing consistent throughput at 40,000 tonnes per day and on improving metal recoveries. We are continuing to mine through the transition zone between the oxide ore and the deeper sulfide ores, where ore grades and handling characteristics are more varied than we expect in the sulfide ores. We are working with our contract miner to increase equipment availability and capacity in the mine to optimize ore blends and recovery rates. We also are working to optimize other aspects of plant performance, including reagent use. We have experienced higher than expected silica levels in certain concentrate shipments and we are implementing process improvements intended to reduce these levels. This is not expected to materially affect operating income.

During the second quarter 2008, operating margins at our San Cristóbal mine were adversely affected by 40% and 20% declines in lead and zinc prices, respectively, and increased costs for reagents, diesel fuel and other materials consumed in the operation. Declining lead and zinc prices resulted in a net reduction to sales of $11.4 million as the result of marking previous period provisional sales to market and includes $6.1 million of provisional sales paid back to the smelters. Rising fuel costs in the second quarter of 2008 have increased costs for power and mine equipment operation, as well as for transportation of materials into and out of the operation. Operating margins for 2008 also are negatively affected by industry-wide increases in treatment and refining charges which have approximately doubled from 2007 levels for lead concentrates and have risen about 30% for zinc concentrates.

In the first six months of 2008, we and Sumitomo Corporation (“Sumitomo”) contributed $97 million to San Cristóbal, with $15 million contributed in the second quarter. We contributed $58.5 million and Sumitomo contributed $38.5 million during this period. In the third quarter 2008, an additional $55 million has been contributed to San Cristóbal of which we contributed $35.8 million and Sumitomo $19.2 million. These contributions were used primarily to settle derivative positions, which totaled $112 million in the first six months of 2008, and to fund increased operating costs.

Due primarily to lower than anticipated production during the first six months of 2008, we now project full year 2008 production of approximately 15 million ounces of payable silver, 190,000 tonnes of payable zinc and 60,000 tonnes of payable lead. We also now expect average cash operating costs per payable ounce of silver to range from approximately $0.50 to $0.75 (assuming credits for zinc of $0.85 per payable pound of zinc produced and credits for lead of $0.85 per payable pound of lead produced) or a range of approximately $0.15 to $0.20 per payable pound of zinc (assuming credits for silver of $17.00 per payable ounce of silver produced and credits for lead of $0.85 per payable pound of lead produced). (See Non-GAAP Financial Measures below for discussion of the computation of cash operating costs).

Sale of Deferred Payment

Under the terms of the 2006 sale of a 35% interest in San Cristobal to Sumitomo, we retained certain interests in Sumitomo’s share of future silver and zinc production from the San Cristóbal mine. Through June 30, 2008 we had received $7.7 million in payments and recorded a receivable in the amount of $6.7 million related to these retained interests. Effective June 30, 2008 we and Sumitomo agreed to terminate these retained interests for future periods in exchange for a one time payment of $70.0 million from Sumitomo.

Liquidity

Following contributions of $97.0 million (including our $58.5 million share) to San Cristóbal during the first six months of 2008, our aggregate unrestricted cash and investments (excluding illiquid auction rate securities) at June 30, 2008 totaled $91.5 million which includes $70.0 million received from the sale of the deferred payment obligation to Sumitomo during the second quarter. Our deteriorating operating margins as discussed above are reducing cash flow available to fund San Cristóbal operations. On August 10, 2008, we completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million. The line of credit permits borrowings by MSC until October 31, 2008. We expect that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter. The line of credit permits borrowings until October 31, 2008. Although the new line of credit provides us with additional short-term liquidity, without additional debt or equity funding, we project that during the next 12 months our share of contributions to fund settlements of maturing metal derivative positions, operating costs, sustaining capital expenditures, taxes payable and debt service will exceed by approximately $65 million our available sources of funding during the period, including operating cash flow from San Cristóbal. (See “– Liquidity and Capital Resources”). Accordingly, we are reviewing a range of strategic and financial alternatives as described below with respect to a potential restructuring of our operations or indebtedness.

Settlement of Metal Derivative Positions

During 2005, we entered into certain forward sales, puts and calls for silver, zinc and lead in order to comply with our project finance facility (the “Facility”). Because of significant increases in spot and forward prices for silver, zinc and lead, we have recognized significant non-cash, mark-to-market losses on these metal derivative positions. These metal derivative positions began to mature in July 2007. During the first six months of 2008 we made cash payments of $112.0 million to settle the metal derivative positions maturing during that period. The amount of cash required to settle the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates. Based on June 30, 2008 commodity prices, we expect cash settlement of our remaining derivative positions maturing in 2008 to require approximately $115 million, with approximately equal amounts of derivatives maturing monthly.

Non-GAAP Financial Measures

Our management uses several non-GAAP measures to provide an indication of the cash generating capabilities of the San Cristóbal mine and to manage and evaluate operating performance. These measures include “gross value from payable metals” and “estimated cash operating cost”, each of which differs from measures of performance determined in accordance GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

The term “gross value from payable metals” refers to the gross value of the concentrates delivered, or to be delivered, to smelters, without deduction for amounts retained by the smelters to cover treatment and refining charges. This measure differs from revenue determined in accordance with GAAP. The revenue we recognize in accordance with GAAP is dependent on the price for the payable silver, zinc and lead contained in the concentrates sold during the period plus any adjustments to the price for sales made in previous periods for which final settlement is pending, less amounts retained by the smelters to cover treatment and refining charges.

The following table reconciles the non-GAAP measures “gross value from payable metals” to the GAAP measure, sale of concentrates. “Gross value from payable metals” includes mark-to-market adjustments of negative $11.4 million and positive $4.4 million for the three and six months ended June 30, 2008, respectively related to concentrates sold but not settled prior to June 30, 2008.

	Concentrates
	Zinc/ Silver	Lead/ Silver	Total
	(in thousands)
Three months ended June 30, 2008
Gross value from payable metals	$56,891	$27,782	$84,673
Less: Deductions by smelters for treatment and refining charges	(17,790)	(7,205)	(24,995)

Sale of concentrates	$39,101	$20,577	$59,678

Six months ended June 30, 2008
Gross value from payable metals	$123,710	$118,041	$241,751
Less: Deductions by smelters for treatment and refining charges	(31,838)	(13,382)	(45,220)

Sale of concentrates	$91,872	$104,659	$196,531

The following table sets forth gross value per unit based on “gross value from payable metals” reconciled to GAAP in the table above. Gross value per unit is arrived at by dividing “gross value from payable metals” for each metal produced by the payable metals contained in concentrates sold during the period. “Gross value from payable metals” includes mark-to-market adjustments of negative $11.4 million and positive $4.4 million for the three and six months ended June 30, 2008, respectively related to concentrates sold but not settled prior to June 30, 2008.

	Payable Metals Contained in Concentrates
	Silver	Zinc	Lead	Total
	(in thousands except gross value per unit)
Three months ended June 30, 2008
Gross value from payable metals	$27,554	$49,293	$7,826	$84,673

Divided by: Quantity of metals sold (silver ounces, zinc and lead pounds)	1,646	56,268	11,858

Gross value per unit	$16.74	$0.88	$0.66

Six months ended June 30, 2008
Gross value from payable metals	$91,480	$105,750	$44,521	$241,751

Divided by: Quantity of metals sold (silver ounces, zinc and lead pounds)	5,118	110,398	38,865

Gross value per unit	$17.87	$0.96	$1.15

We have revised our presentation of cash operating costs for silver and zinc production. The previous presentation required an allocation of site operating costs between silver and zinc based on the relative sales values of the two metals. Because prices for these metals constantly vary, cost allocations may not appropriately reflect underlying operating fundamentals. The revised presentation reports cash operating costs on two separate, alternative bases. Cash operating costs for silver are calculated by assuming that San Cristóbal produces silver with zinc and lead by-products. Total operating costs are allocated to silver, and estimated revenue from zinc and lead production is credited against those costs. Similarly, cash operating costs for zinc are calculated by assuming that San Cristóbal produces zinc with silver and lead by-products. In this calculation, total operating costs are allocated to zinc, and estimated revenue generated from silver and lead production is credited against those costs.

The term “estimated cash operating cost” includes actual mining, milling and mine related overhead costs, mine royalty taxes, inland freight costs, and marketing costs incurred on concentrate production during the period. Estimated cash operating costs also includes estimated ocean freight and insurance costs for concentrates produced during the period. Estimated cash operating costs for silver also includes projected off-site costs related to silver refining charges. Estimated cash operating costs for zinc also includes projected off-site costs related to treatment and smelting charges for zinc-silver concentrates. Estimated cash operating costs exclude income taxes, depreciation, amortization and provisions for reclamation. This measure differs from costs applicable to sales determined in accordance with GAAP. Costs applicable to sales in accordance with GAAP reflect costs incurred for concentrates sold during the period, as opposed to produced, and includes actual costs for ocean freight and insurance. In addition, costs applicable to sales do not include refining, treatment and smelting charges, which in accordance with GAAP are netted against revenue.

Estimated unit costs are calculated as if the full “estimated cash operating costs” were applied to either silver or zinc less the estimated net value of other metals produced applied as an operating credit. In the case of silver, the estimated net value of lead and zinc are applied as operating credits. In the case of zinc, estimated zinc treatment costs are added to the estimated cash operating costs and the estimated net value of lead and silver are applied as operating credits.

The following tables set forth the non-GAAP measure “estimated cash operating cost” reconciled to the GAAP measure, costs applicable to sales:

	Estimated Cash Operating Cost Reconciled to GAAP (Costs Applicable to Sales)
	Estimated Cash Costs of Production		Reconciliation to GAAP Costs Applicable to Sales
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008		June 30, 2008
	(in thousands)
Estimated cash operating cost
Cash cost - site (actual)	$63,378	$115,124	$63,378	$115,124
Other off-site cash costs (actual)	846	2,175	846	2,175
Complementary mining tax (royalty) (actual)	11,380	20,202	11,380	20,202
Ocean freight and insurance (estimated)	12,874	21,856

Total estimated cash operating cost	$88,478	$159,357

Reconciliation to GAAP
Actual ocean freight and insurance			9,164	20,092
Change in inventory (excluding depreciation, depletion and amortization)			(22,163)	(25,833)

Costs applicable to sales			$62,605	$131,760

The average cash operating cost per ounce of silver is equal to the total of estimated cash operating costs for the period reduced by the estimated value of lead and zinc by-product credits for the period and divided by the number of “payable ounces” of silver. The “payable ounces” are the estimated number of ounces of silver produced during the period reduced by the ounces required to cover estimated refining charges. The lead by-product credits are equal to the estimated revenue from “payable pounds” of lead produced during the period, less estimated treatment and smelting charges for lead-silver concentrates. The “payable pounds” are the number of pounds of lead produced during the period, reduced by the estimated number of pounds required to cover refining and treatment charges. The zinc by-product credits are equal to the estimated revenue from “payable pounds” of zinc produced during the period, less estimated treatment and smelting charges for zinc-silver concentrates. The “payable pounds” are the number of pounds of zinc produced during the period, reduced by the estimated number of pounds required to cover refining and treatment charges.

The average cash operating cost per pound of zinc is equal to the total of estimated cash operating costs for the period, reduced by the estimated value of silver and lead by-product credits for the period, divided by the number of “payable pounds” of zinc. The lead by-product credits are equal to the estimated revenue from “payable pounds” of lead produced during the period, less estimated treatment and smelting charges for lead-silver concentrates. The silver by-product credits are equal to the estimated revenue from “payable ounces” of silver produced during the period, less estimated silver refining charges.

The following tables set forth the average cash operating cost per ounce of silver or pound of zinc produced based on “estimated cash operating cost” reconciled to GAAP in the table above:

	Estimated Cash Costs of Production and Average Cash Operating Cost of Metal Produced
	Silver		Zinc
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008		June 30, 2008
	(in thousands except per unit amounts)
Estimated cash costs of production
Estimated cash operating cost	$88,478	$159,357	$88,478	$159,357
Treatment and refining costs	1,293	2,160	27,710	48,684
Estimated by-product credits
Lead	(24,294)	(46,950)	(24,294)	(46,950)
Zinc	(59,541)	(111,505)	—	—
Silver	—		(69,754)	(121,106)

Estimated cash costs of production	$5,936	$3,062	$22,140	$39,985

Average cash operating cost per unit
Silver - ounces produced	4,191	7,139
Zinc - pounds produced			92,169	156,775
Average cash operating cost
Average cash operating cost	$21.11	$22.32	$0.96	$1.02
Treatment and refining costs	0.31	0.30	0.30	0.31
Estimated by-product credits	(20.00)	(22.20)	(1.02)	(1.07)

Average cash operating cost per ounce of silver or pound of zinc produced	$1.42	$0.43	$0.24	$0.26

Results of Operations

Three Months Ended June 30, 2008

Sales of Concentrates. During the second quarter 2008 we recorded sales of concentrates of $59.7 million. The $59.7 million is net of $11.4 million of mark-to-market adjustments related to sales made in prior periods. We had no sales of concentrates during the second quarter 2007.

Costs Applicable to Sales. During the second quarter 2008, costs applicable to sales totaled $62.6 million. These costs relate to mining, milling, marketing and transportation of concentrates sold to our customers. We had no costs applicable to sales during the second quarter 2007.

Exploration. Exploration expense was $8.9 million for the second quarter 2008 compared to $3.6 million for the second quarter 2007. Exploration expense was incurred primarily in Argentina, Mexico and Peru. Exploration costs have increased during the second quarter 2008 as compared to the same period of 2007 as we are performing additional drilling on certain prospects and incurring costs for preliminary metallurgical, engineering and environmental work on a property in Argentina.

Administrative. Administrative expense was $5.7 million for the second quarter 2008 compared to $5.4 million for the second quarter 2007. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation expense, professional fees paid for accounting and legal services, office and equipment lease costs and other general expenses.

Gain (Loss) on Metal Derivatives Positions. For the second quarter 2008, we recorded a gain related to our metal derivative positions in the amount of $223.5 million compared to a loss of $165.6 million on our metal derivative positions for the second quarter 2007. Gains and losses are the result of marking-to-market our open metal derivative positions and metal derivative positions settled during the period, as compared to the previous quarter, based upon changes in spot and forward prices for silver, zinc and lead. The gain for the second quarter 2008 was primarily the result of declining lead and zinc prices during the period. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $7.3 million for the second quarter 2008 compared to $0.1 million recorded during the second quarter 2007. The 2008 increase is the result of the commencement of operations at our San Cristóbal mine and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the mining property. During the second quarter 2007, depreciation and amortization costs incurred in connection with the development of the mine totaling $2.7 million were capitalized.

Interest and Other Income. We recorded interest and other income of $1.9 million for the second quarter 2008 compared to $6.5 million recorded during the second quarter 2007. The 2008 decrease in interest and other income is the result of lower average cash and investment balances that we held during the second quarter 2008 compared to the same period 2007. Available interest rates were also lower for the second quarter 2008 as compared to the same period 2007.

Loss on Auction Rate Securities. During the second quarter 2008 we recognized a $3.1 million loss related to an impairment charge on our auction rate securities (“ARS”). The impairment charge is the result of deteriorating markets for certain of the ARS we hold for which the auctions continue to fail. No such impairment charges were recorded during the second quarter 2007.

Interest Expense and Other Borrowing Costs. During the second quarter 2008, we recognized $14.6 million of interest expense and other borrowing costs. We recognized no interest expense and other borrowing costs during the second quarter 2007 as the total related costs of $12.5 million were capitalized. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes Due 2024 (the “Convertible Notes”), the Facility and capital leases. The increase in 2008 costs was primarily the result of increased borrowings outstanding under the Facility and an increase in capital leases.

Income Taxes. During the second quarter 2008, we recorded income tax expense of $11.2 million as compared to $0.1 million for the second quarter 2007, due mostly to taxable income generated at the San Cristóbal mine. The effective tax rate is significantly different than the Bolivian statutory rate of 37.5% primarily due to (i) non-taxable gains from metals derivative positions which are held primarily in a Cayman Islands subsidiary, (ii) the recognition of, for local tax purposes only, both unrealized foreign exchange gains on the San Cristóbal project’s U.S. dollar denominated liabilities and inflationary gains on the San Cristóbal project’s non-monetary assets and equity, and (iii) the valuation allowance placed on deferred tax assets in certain subsidiaries. The recognition of unrealized foreign exchange gains and inflationary gains referred to in (ii) above significantly influence the Company’s overall effective tax rate and cannot be estimated with reliance. As a result, the Company’s estimated effective annual tax rate is not significantly different than the actual effective tax rate. Therefore, the Company has used the actual effective tax rate for the period.

Minority Interest. During the second quarter 2008, we allocated gains to the minority interest holder of $62.8 million as compared to allocated losses of $23.4 million for the second quarter 2007. The 2008 $62.8 million minority interest expense is primarily related to Sumitomo’s interest in certain gains primarily related to the open metal derivative positions required by the Facility. Also during the second quarter 2008, Sumitomo advanced an additional $5.3 million to fund its share of operating costs related to the San Cristóbal mine, and the Company recorded $2.3 million of interest due Sumitomo on its share of advances to fund the San Cristóbal mine.

Six Months Ended June 30, 2008

Sales of Concentrates. During the first six months of 2008, we recorded sales of concentrates of $196.5 million. This amount includes a $4.4 million positive settlement adjustment related to sales made in 2007. We had no sales of concentrates during the first six months of 2007.

Costs Applicable to Sales. During the first six months of 2008, costs applicable to sales totaled $131.8 million. These costs related to mining, milling, marketing and transportation of concentrate sold to our customers. We had no costs applicable to sales during the first six months of 2007.

Exploration. Exploration expense was $15.1 million during the first six months of 2008 compared to $6.4 million during the first six months of 2007. Exploration expense was incurred primarily in Argentina, Mexico and Peru. Exploration costs have increased during the first six months of 2008 as compared to the same period of 2007 as we are performing additional drilling on certain prospects and incurring costs for preliminary metallurgical, engineering and environmental work on the El Quevar property in Argentina.

Administrative. Administrative expense was $10.5 million during the first six months of 2008 compared to $11.7 million during the first six months of 2007. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation, professional, office and equipment lease costs and other general expenses.

Gain (Loss) on Metal Derivatives Positions. For the first six months of 2008 we recorded a gain related to our metal derivative positions in the amount of $195.6 million compared to a loss of $57.3 million for the first six months of 2007. Gains and losses are the result of marking-to-market our open metal derivative positions and metal derivative positions settled during the period, as compared to the previous period, based upon changes in spot and forward prices for silver, zinc and lead. The gain for the first six months of 2008 was primarily the result of declining lead and zinc prices during the period. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $18.7 million for the first six months of 2008 compared to $0.2 million recorded during the first six months of 2007. The 2008 increase was the result of the commencement of operations at our San Cristóbal mine and the recording of depreciation, depletion and amortization expense related to the processing plant, mining equipment and other assets related to the mining property. In addition, during the first six months of 2007, depreciation and amortization costs incurred in connection with the development of the mine totaling $4.7 million were capitalized.

Interest and Other Income. We recorded interest and other income of $3.9 million during the first six months of 2008 compared to $13.6 million recorded during the first six months of 2007. The 2008 decrease in interest and other income was the result of lower average cash and investment balances that we held during the first six months of 2008 compared to the same period 2007. Available interest rates were also lower during the first six months of 2008 as compared to the same period 2007.

Loss on Auction Rate Securities. During the first six months of 2008, we recognized a $3.1 million impairment charge on our auction rate securities (“ARS”). The impairment charge is the result of deteriorating markets for certain of the ARS we hold for which the auctions continue to fail. No such impairment charges were recorded during the first six months of 2007.

Interest Expense and Other Borrowing Costs. During the first six months of 2008, we recognized $30.2 million of interest expense and other borrowing costs. We recognized no interest expense and other borrowing costs during the first six months of 2007 as the total related costs of $23.4 million were capitalized. Interest costs for both periods are primarily related to the Convertible Notes, the Facility and capital leases. The increase in 2008 costs was primarily the result of increased borrowings outstanding under the Facility and an increase in capital leases.

Income Taxes. During the first six months of 2008, we recorded income tax expense of $21.8 million as compared to $0.1 million for the first six months of 2007, due mostly to taxable income generated at the San Cristóbal mine. The 2008 effective tax rate of 8.4% is significantly different than the Bolivian statutory rate of 37.5% primarily due to (i) non-taxable gains from metals derivative positions which are held primarily in a Cayman Islands subsidiary, (ii) the recognition of, for local tax purposes only, both unrealized foreign exchange gains on the San Cristóbal project’s US dollar denominated liabilities and inflationary gains on the San Cristóbal project’s non-monetary assets and equity, and (iii) the valuation allowance placed on deferred tax assets in certain subsidiaries. The recognition of unrealized foreign exchange gains and inflationary gains referred to in (ii) above significantly influence the Company’s overall effective tax rate and cannot be estimated with reliance. Therefore, the Company has used the actual effective tax rate for the year-to-date period.

Minority Interest. During the first six months of 2008, we allocated gains to the minority interest holder of $35.1 million as compared to allocated losses of $28.3 million for the first six months of 2007. The 2008 minority interest expense is primarily related to Sumitomo’s interest in certain gains primarily related to the open metal derivative positions required by the Facility and includes recovery of $23.6 million in losses that we had previously absorbed. In accordance with GAAP, we do not allocate losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary and at December 31, 2007 we had absorbed approximately $23.6 million of losses that normally would have been allocated to the minority interest. Also during the first six months of 2008, Sumitomo advanced an additional $38.5 million to fund its share of operating costs related to the San Cristóbal mine, and the Company recorded $4.6 million of interest due Sumitomo on its share of advances to fund the San Cristóbal mine.

Liquidity and Capital Resources

At June 30, 2008, our aggregate cash, restricted cash, short- and long-term investments totaled $213.9 million, including $70 million received from the sale of the deferred payment obligation to Sumitomo (see Note 17 to the Unaudited Consolidated Financial Statements), compared to an aggregate of $220.7 million in cash, restricted cash, short- and long-term investments and restricted investments at December 31, 2007. Cash and investments at June 30, 2008 included $82.2 million of unrestricted cash and cash equivalents, $7.1 million of unrestricted short-term investments, $2.2 million of long-term investments, $20.0 million of currently illiquid ARS classified as long-term (see Note 4), $91.0 million of cash, of which $30.3 million is recorded as current, that is restricted to collateralize the open metal derivative positions required by the Facility, and $11.4 million of cash held in a collateral account that is restricted to support operating requirements at the San Cristóbal mine and Facility debt service (see Note 11). At June 30, 2008, our aggregate unrestricted cash and investments (excluding ARS) totaled $91.5 million. On August 10, 2008, we completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million. The line of credit permits borrowings by MSC until October 31, 2008. We expect that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter.

In addition to the funding for the San Cristóbal mine described below, in the next 12 months we expect our cash needs to include approximately $25 million for general corporate costs and debt service on our Convertible Notes (see Note 11 to the Unaudited Consolidated Financial Statements) and $15 to $20 million for exploration activities. We plan to fund these expenditures with unrestricted cash and investments and an estimated $7 million of interest and other investment income during the period.

During the first six months of 2008, we and Sumitomo contributed $97.0 million to San Cristóbal, including $15.0 million in the second quarter, to augment cash flow from concentrate sales in order to fund operating costs, income and other taxes, capital costs and financing costs, and to settle metal derivative positions required in connection with the Facility. We funded $58.5 million of this amount, and the remaining $38.5 million was funded by Sumitomo (these amounts vary from the parties’ respective ownership interests due to timing differences in their funding obligations, with our share paid prior to year-end 2007 and Sumitomo’s share paid at the beginning of 2008). During July and August 2008, an additional $55 million was contributed to San Cristóbal, of which we contributed $35.8 million and Sumitomo contributed $19.2 million. In particular, operating cash flow from San Cristóbal was adversely affected in the second quarter as lead prices declined by nearly 40% and zinc prices declined by approximately 20%, as compared to the first quarter of 2008. Silver prices in the second quarter remained relatively unchanged. The decline in lead and zinc prices reduced cash received from sales of concentrates shipped in the second quarter, required payments of $6.1 million to settle concentrate sales made in the first quarter of 2008 and are likely to require additional payments of approximately $5.3 million to settle additional first and second quarter concentrate sales. Operating margins were also adversely affected by increased costs for reagents, diesel fuel and other materials consumed in the operation. Rising fuel costs in the second quarter of 2008 have increased costs for power and mine equipment operation, as well as for transportation of materials into and out of the operation. Operating margins for 2008 are also negatively affected by industry-wide increases in treatment and refining charges, which have approximately doubled from 2007 for lead concentrates and risen about 30% for zinc concentrates

In addition to operating costs, sustaining capital expenditures and taxes payable, San Cristóbal has aggregate debt service and derivative settlement requirements of approximately $383 million during the next 12 months. This amount comprises $96 million in scheduled principal and interest payments under the Facility, $72 million to fund the operating and debt service reserve accounts required under the Facility by December 2008 and approximately $215 million to settle derivative positions (based on prevailing metals prices at June 30, 2008) maturing in the period. We project that cash flow from operations will be insufficient to fund these amounts and that San Cristóbal will require an additional approximately $125 million of contributions from August 2008 through June 2009 to augment operating cash flow to cover these expenditures. Our share of this funding requirement would be approximately $81 million, which exceeds our expected sources of funding during the period, including operating cash flow from San Cristóbal. Accordingly, we are reviewing alternative actions to meet our expected cash needs as discussed below. The projected level of required contributions is an estimate and will be affected by a variety of factors, including metals prices, the amount and timing of concentrate production and shipments, revenues and related cash receipts and expenditures, many of which are beyond our control and difficult to predict given the mine’s limited operating history. If San Cristóbal experiences unanticipated disruptions in production, or if projected metals prices, recovery rates or mine and mill cost estimates are not substantially achieved as projected, contributions may be required in greater amounts than currently estimated.

The Facility requires us to, among other matters, achieve “completion” of the mine (as defined in the Facility) by year-end 2008. Failure to achieve completion would constitute an event of default under the Facility, entitling the lenders to accelerate repayment of all indebtedness thereunder. One requirement for completion is the funding of operating and debt service reserve accounts in the aggregate amount of $72 million as described above, which we believe cannot be achieved without the additional contributions from us and Sumitomo described above. In light of recent operating experience gained at mill production rates of 40,000 tonnes per day, we also project that San Cristóbal will likely not meet certain consumption and efficiency requirements as part of the completion test, including those related to the amount of required reagents and operating personnel. To address these issues, we and Sumitomo may seek a one-year extension of the completion test through year-end 2009, but we cannot predict whether or when the lenders may agree to such an extension or the terms on which they would be willing to do so. Such terms could involve a delay in the release of $91.0 million of cash that is restricted to collateralize the metal derivative open positions.

In addition, following “completion,” cash flows from the mine must meet minimum loan coverage ratios computed using metals prices set forth in the Facility, which are lower than current market prices. Specifically, for production during 2009, the debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. At June 30, 2008, spot COMEX market prices were $17.42 per ounce for silver, and spot LME market prices were $0.85 per pound for zinc and $0.79 per pound for lead. We must submit an updated operating plan to the lenders by November 1 of each year using the specified metals prices and provide projections of production and operating costs for the following year and life of the mine. Based on current operating costs and the specified metals prices, we do not expect to meet the financial covenant requirements under the Facility. In the event of non-compliance, we would be obligated to seek a concession from the lenders to allow use of prevailing metals prices in the operating plan or otherwise amend the covenants in the Facility. While the lenders agreed to reset the metals prices set forth in the Facility in the prior year, we cannot predict whether the lenders would agree to a concession or amendment or the terms on which they would be willing to do so.

Failure to meet one or more covenants under the Facility and to cure the non-compliance within specified periods would entitle the lenders to declare us in default and to accelerate repayment of all indebtedness under the Facility. We would also likely be required to immediately settle our share of all outstanding metal derivative positions established as required by the Facility. Our 65% share of the $225 million Facility and approximately $433.4 million outstanding derivative position liability (see Note 13 to the Unaudited Consolidated Financial Statements) amounts to $428.0 million at June 30, 2008. We do not have, and do not expect to have, sufficient cash and investments to settle fully our share of these obligations if they were to be immediately due and payable, and believe that we would face significant challenges in obtaining additional funding to do so. If we were unable to repay these obligations when due, the lenders and the counterparties under the derivative positions would be entitled to enforce their liens and take possession of collateral securing indebtedness under the Facility and the derivative positions, including the assets that comprise the San Cristóbal mine and $91 million of cash and investments that are restricted as security for the derivative positions. A failure to pay amounts due and payable under the Facility and the derivative positions, including upon acceleration, would also result in a default under the terms of our Convertible Notes entitling the noteholders to accelerate the maturity of those notes, which had an aggregate principal amount outstanding of $290 million at June 30, 2008. Such events would require the reclassification of all amounts owed under the Facility, derivative liability, and convertible notes to short term.

On August 10, 2008, we completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million. The line of credit permits borrowings by MSC until October 31, 2008. We expect that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter. Loans under the agreement will bear interest at an annual rate of 15% and mature in August 2013. The loans are also subordinated to all amounts payable under the Facility, and MSC is not required to pay any amount of principal or interest with respect to any loan thereunder until final maturity. The lender may at its option subscribe for additional MSC shares in lieu of extending credit and may convert outstanding advances (including accrued interest) into additional MSC shares at any time. Assuming all amounts are fully drawn under the line of credit and no payments are made by MSC prior to maturity, our ownership interest in MSC would be reduced to approximately 53% if the lender were to convert all amounts payable into MSC shares as of the maturity date (approximately 58% on conversion of principal only). We cannot predict whether, when or to what extent MSC will be required to request additional loans under the line of credit.

Although the new line of credit provides us with additional short-term liquidity, we believe that we are likely to require a significant restructuring of our operations or indebtedness based on the foregoing factors and our projections with respect to the San Cristóbal mine. We have engaged Jefferies & Company, Inc. as our financial advisor to assist in reviewing strategic and financial alternatives, which could include new debt or equity financing, a sale of additional interests in San Cristóbal or in one or more of our exploration properties or a restructuring, refinancing or amendment of the Facility or the related metal derivative positions. We cannot predict whether any of these alternatives, if undertaken, could be completed in a timely manner to avoid triggering a default or would be achievable on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Certain of these alternatives could also require the consent of our creditors or other counterparties, notably the lenders under the Facility, and we cannot predict whether we could obtain any consents. Our interest in San Cristóbal could also be subject to reduction if Sumitomo funds its pro rata share of additional contributions at a time when we fail to fund our share or if Sumitomo determines to convert any borrowings by MSC under the new line of credit into additional MSC shares.

Significant Accounting Policies

See Part I, Item 1. Note 3 to the Unaudited Consolidated Financial Statements for a discussion of Significant accounting policies including recently adopted standards and new accounting standards.

Contractual Obligations

Our primary contractual obligations at June 30, 2008 are related to the Facility and metal derivative positions required by the Facility, capital lease obligations related to mining equipment at our San Cristóbal mine and interest obligations related to our outstanding convertible debt. There have not been any significant additions or modifications to our contractual obligations during the six months ended June 30, 2008.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•

Production and recovery rates for the San Cristóbal mine, including the adequacy of process water for production, improvements during 2008 in metal recovery rates and the timing of achieving constant mill throughput at designed capacity;

•	Projected costs at the San Cristóbal mine, including anticipated cash operating costs in 2008, spending on sustaining capital expenditures and taxes;

•	The anticipated settlement costs of the metal derivative positions and the likely increased volatility in future earnings due to forward sales, derivative positions and metals trading activity;

•

Anticipated additional funding requirements for San Cristóbal, including the expectation that sales from San Cristóbal will not cover operating, derivative settlements and other costs for the mine during 2008 and 2009 and that we will be required to contribute additional amounts to San Cristobal in 2008 and 2009;

•

Our expected inability to comply with certain covenants in the Facility and the potential amendments to the Facility that may be sought from our lenders, including a possible one-year extension of the completion test;

•	Planned spending on corporate costs, interest and exploration activities; and

•	Possible changes in the Constitution of Bolivia or the mining policies of the Bolivian government.

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•	our ability to manage our liquidity to meet our cash requirements, including our ability to achieve, as necessary, a restructuring of our operations or indebtedness as described elsewhere herein;

•

our ability to achieve certain amendments to the Facility to avoid any potential default that would result from our failure to achieve “completion” as defined in the Facility or other covenants under the Facility, and our ability to comply with the amended covenants;

•	our ability to manage operational issues we face to avoid further impairments of our liquidity;

•	worldwide economic and political events affecting the supply of and demand for silver, zinc and lead and related market prices for each metal;

•	political and economic instability in Bolivia, including the communities located near the San Cristóbal mine, and in other countries in which we conduct business;

•

future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government, including the approval by the Bolivian people of a draft constitution which could have a significant effect on mining operations in Bolivia;

•	volatility in market prices for silver, zinc and lead;

•	financial market conditions, including particularly the credit markets if we determine that we must restructure our indebtedness through additional debt financing;

•	uncertainties associated with ramp-up and operation of a new mine, including the unreliability of production and cost estimates in early stages of operations;

•

variations in the transition zone between oxide and deeper sulfide ores at San Cristóbal, with resulting variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

•	lower equipment availabilities in the mine than necessary to meet concentrator ore grade and blending requirements;

•	variations in plant availability and processing rates;

•	shortages and reliability of process water and delivery of operating supplies to the mine site;

•	continued training needs of the plant work force;

•	labor disputes or strikes;

•

our ability to reach agreement with Sumitomo regarding future development or operation of San Cristóbal, or failure to comply with agreements with Sumitomo related to the San Cristóbal mine, particularly if Sumitomo elects to convert loans under our new $50 million line of credit into shares of MSC, thus reducing our interest in the mine;

•

uncertainties regarding future changes in applicable law or implementation of existing law, including the Constitution of Bolivia and Bolivian laws related to tax, mining, environmental matters and exploration; and

•	problems or delays in achieving full mill throughput rates and anticipated recovery rates and metals production at San Cristóbal;

•	our ability to improve recoveries without affecting throughput;

•	continued high levels of operating expenditures, particularly if anticipated mine or concentrator costs are below our actual costs;

•	material handling problems in the stockpile reclaim system;

•	difficulties in blending ore types;

•	insufficient funds to complete planned exploration activities;

•	amounts and timing of production, revenues and related cash receipts, and expenditures; and

•	the factors discussed under “Risk Factors” in our Form 10-K for the period ended December 31, 2007.

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

Interest Rate Risk

Our outstanding debt consists primarily of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 and amounts borrowed under the Facility. The Convertible Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes. The Facility bears interest at the LIBOR rate plus a credit spread. With the full $225 million borrowed under the Facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million. We have not entered into any agreements to hedge against unfavorable changes in interest rates but may in the future manage our exposure to interest rate risk.

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first six months of 2008, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.9 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Bolivianos, Euros or other currencies. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of Bolivianos against the U.S. dollar may result in an increase in operating expenses and capital costs at the San Cristóbal mine in U.S. dollar terms. To reduce this risk, we maintain minimum cash balances in foreign currencies, including Bolivianos, and complete most of our purchases, including purchases relating to the San Cristóbal mine, in U.S. dollars.

A secondary effect to transacting mostly in US dollars is the exposure created, for purposes of calculating and paying foreign income tax, in those foreign jurisdictions whose local currency is other than the US dollar. Certain jurisdictions, including Bolivia, require the recognition of unrealized exchange gains or losses in the calculation of taxable income. Because the Bolivian San Cristóbal mine has been funded with US dollar denominated financing, it has significant US dollar liabilities. The translation from US dollars to the Bolivian currency (the Boliviano or BOB) creates an unrealized gain or loss depending on the movement in exchange rates during the period. As disclosed in Note 15 (Income Taxes), an unrealized exchange gain of $52.3 million ($19.6 million tax effected at 37.5%) has been recognized for tax purposes in the current period due to the recent devaluation of the US dollar relative to the Boliviano. This gain is only recognized for local jurisdiction purposes, and is not reflected in GAAP since the US dollar is the functional currency for the Bolivia subsidiary and the recognition for income taxes is based on unrealized gains and losses. Should the US dollar strengthen against the Boliviano, the San Cristóbal project would be able to deduct any unrealized losses incurred, for local tax reporting purposes only, due to holding liabilities in US dollars.

We have previously engaged in a limited amount of currency hedging activities, but as of June 30, 2008, we did not hold any foreign currency derivative positions.

Commodity Price Risk

With the San Cristóbal mine producing concentrates beginning in the third quarter 2007, our primary source of income is from sales of concentrates containing silver, zinc and lead. As a result, changes in the price of any of these commodities could significantly affect our results of operations and cash flows.

As a requirement of the Facility, we were required to implement price protection for a portion of our planned silver, zinc and lead production from San Cristóbal. We have entered into contracts utilizing forward sales, puts and calls. Non-cash mark-to-market gains and losses from these metal derivatives and other derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The actual final financial impact of the metal derivative positions required by the Facility will not be known until the positions are closed on their future settlement dates. Looking forward from June 2008, our outstanding derivative positions provide price protection representing 9%, 10% and 15% of planned life-of-mine payable production of silver, zinc and lead, respectively, at San Cristóbal but represent a significantly higher proportion of our planned production during the next five years in which the metal derivative positions are in place. For the next five years of production from July 2008 through June 2013 (when the last metal derivative positions will be settled), and including the put option contracts that we own, we have price protection representing approximately 25%, 23% and 31% of planned production of silver, zinc and lead, respectively. See Note 13 to the Unaudited Consolidated Financial Statements for a detailed schedule of our metal derivative positions by year of settlement.

During the first six months of 2008 we recorded a gain on our metal derivative positions in the amount of $195.6 million. As of June 30, 2008 the fair value of our open metal derivative positions reflected a net $433.4 million liability. We began to settle the metal derivative positions required by the Facility during the third quarter 2007, as they have matured, and have made cash payments totaling $160.3 million to date. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates. Non-cash mark-to-market gains and losses from the open metal derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the metal derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

As of March 31, 2008, the Company’s controls over the valuation of our metals derivative liability positions did not operate effectively to ensure the valuation of our metals derivative liability positions considered non-performance risk, including our own credit risk, in accordance with generally accepted accounting principles as defined by SFAS 157 (“FAS 157”), “Fair Value Measurements”. This control deficiency constituted a material weakness affecting the fair value of the derivative liability and non-cash loss on commodity derivatives, resulting in the restatement of our interim consolidated financial statements for the quarter ended March 31, 2008.

With respect to the material weakness in the operation of internal control over financial reporting identified during the quarter ended March 31, 2008, management made the following changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•

Management has updated the Company’s internal controls around the application of fair value measurements to include consideration of the Company’s own credit risk as part of the valuation of our metals derivative liability positions.

•

Management also retained the services of an independent valuation firm that has assisted management in assessing the Company’s non-performance risk, including the Company’s own credit risk, in determining the proper valuation factors necessary to calculate the fair value measurement of the metal derivative liability positions in accordance with FAS 157.

•	Management integrated this procedure into the period end close process to strengthen the existing internal controls around the valuation of the Company’s metal derivative liability positions.

Based on management’s assessment, the material weakness relating to the internal controls over the valuation of our metal derivative liability positions has been fully remediated.

There has been no other change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting other than the additional controls discussed above.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material developments to proceedings previously discussed in our Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

We are facing material liquidity challenges and will likely require a significant restructuring of our operations or indebtedness.

As a result of the prevailing market environment and operating conditions at our San Cristóbal mine, we have been required to make significant cash contributions to MSC to augment operating cash flow, settle maturing metal derivative positions and fund operating costs, income and other taxes, capital costs and financing costs. Based on current projections, we believe that MSC will require approximately $125 million additional funding from August 2008 through June 2009 (including $95 million by the end of 2008). Our share of this funding requirement would be approximately $81 million, which exceeds our expected sources of funding during the period. The projected level of required funding is an estimate and will be affected by a variety of factors, including metals prices, the amount and timing of concentrate production and shipments, revenues and related cash receipts and expenditures, many of which are beyond our control and difficult to predict given the mine’s limited operating history.

Our current liquidity challenges have significantly impaired our ability to manage the impact of any particular operating issue that we may face, any one of which could have a significant adverse effect on our ability to meet our obligations to vendors, customers or our lenders, which in turn could further materially adversely affect our liquidity and our ability to continue to operate the San Cristóbal mine as planned. In particular, if any of our significant vendors were to cease performing services because of a payment dispute or otherwise, operations at the mine could be disrupted, which could have a significant adverse effect on our liquidity.

We are also subject to various covenants under the Facility, notably a requirement that we achieve “completion” of the San Cristobal mine by year-end 2008. As part of this test, we must fund certain reserve accounts and meet certain consumption and efficiency requirements and following completion, we become subject to certain minimum loan coverage ratios. Based on current projections, we believe that we will not meet these requirements, which could in certain circumstances entitle the lenders to accelerate repayment of all indebtedness under the Facility. We would also likely be required to immediately settle our share of all outstanding metal derivative positions established as required by the Facility. We do not have, and do not expect to have, sufficient cash and investments to settle fully our share of these obligations and believe we would face significant challenges in obtaining additional funding to do so. If we were unable to repay these obligations when due, the lenders and the counterparties under the metal derivative positions would be entitled to enforce their liens and take possession of collateral securing indebtedness under the Facility and the derivative positions, including the assets that comprise the San Cristóbal mine and $91 million of our cash and investments that are restricted as security for the derivative positions. A failure to pay amounts due and payable under the Facility and the derivative positions, including upon acceleration, would also result in a default under the terms of our 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024, entitling the noteholders to accelerate the maturity of those notes.

On August 10, 2008, we completed negotiation of and approved a $50 million subordinated unsecured line of credit to be entered into by MSC, as borrower, with a subsidiary of Sumitomo, as lender, and an initial loan thereunder of $15 million. The line of credit permits borrowings by MSC until October 31, 2008. We expect that the line of credit will become effective during the week of August 11, 2008, upon approval by MSC’s board of directors and satisfaction of customary closing conditions, and that the initial loan will be extended promptly thereafter. Although the new line of credit provides us with additional short-term liquidity, our interest in San Cristóbal could be subject to reduction if Sumitomo determines to convert any loan by MSC under the new line of credit into additional MSC shares. Moreover, notwithstanding this new line of credit, we believe that we are likely to require a significant restructuring of our operations or indebtedness based on the foregoing factors and our projections with respect to the San Cristóbal mine. Strategic and financial alternatives could include new debt or equity financing, a sale of additional interests in San Cristóbal or in one or more of our exploration properties or a restructuring, refinancing or amendment of the Facility or the related metal derivative positions. We cannot predict whether any of these alternatives, if undertaken, could be completed in a timely manner to avoid a default by us or be achievable on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Certain of these alternatives could also require the consent of our creditors or other counterparties, notably the lenders under the Facility, and we cannot predict whether we could obtain any such consents. If we are unable to resolve our liquidity challenges in a timely way, our ability to continue operating the San Cristóbal mine may be jeopardized.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the annual meeting of shareholders held on May 28, 2008:

(a)	Election of three directors whose terms expire at the date of the 2011 annual meeting,

(b)	Approval of the First Amendment to the 2004 Equity Incentive Plan, and

(b)	Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the current fiscal year.

All matters voted on at the annual meeting were approved. The voting results were as follows:

	For	Against or Withheld	Abstain	Broker Non-Votes
Election of Directors
Ove Hoegh	38,689,149	1,349,046	—	—
Keith R. Hulley	38,693,363	1,344,832	—	—
Ian Masterton-Hume	38,697,043	1,341,152	—	—
First Amendment to the 2004 Equity Incentive Plan	26,465,600	1,371,363	452,664	11,846,779
Selection of PricewaterhouseCoopers	39,535,339	156,135	444,930	—

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Termination and Release Agreement dated June 27, 2008 by and between the Company and Sumitomo Corporation

10.2	First Amendment to 2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

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