Form 10-Q
period 2008-09-30
APEX SILVER MINES LTD
filed 2008-11-10
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

APEX SILVER MINES LIMITED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS, BRITISH WEST INDIES	98-0514342
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

WALKER HOUSE MARY STREET GEORGE TOWN, GRAND CAYMAN CAYMAN ISLANDS, BRITISH WEST INDIES	NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

AT NOVEMBER 7, 2008, 58,977,725 ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

APEX SILVER MINES LIMITED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APEX SILVER MINES LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30, 2008	December 31, 2007
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$33,973	$40,736
Restricted cash	95,340	12,313
Investments	9,246	52,243
Trade receivables	6,002	3,110
Inventories	76,618	44,211
Derivatives at fair value	7,302	—
Deferred tax asset	7,019	—
Prepaid expenses and other assets	16,295	16,195

Total current assets	251,795	168,808

Property, plant and equipment, net	215,990	841,981
Ore stockpile inventories	70,806	76,914
Deferred financing costs	12,734	15,990
Value added tax recoverable	149,501	95,327
Restricted cash	10	91,000
Investments	15,261	24,407
Derivatives at fair value	5,002	8,475
Other	244	2,009

Total assets	$721,343	$1,324,911

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and other accrued liabilities	$73,413	$55,957
Deferred revenue (Note 19)	8,782	—
Accrued interest payable	3,001	4,982
Derivatives at fair value	237,434	266,820
Current portion of long term debt	523,978	41,155

Total current liabilities	846,608	368,914
Long term debt	61,743	546,981
Derivatives at fair value	—	482,683
Deferred gain on sale of asset	945	945
Asset retirement obligation	8,723	6,981
Deferred tax liability	8,086	—
Other long term liabilities	4,803	2,508

Total liabilities	930,908	1,409,012

Commitments and contingencies (Note 20)

Shareholders’ deficit
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 58,955,475 and 58,909,625 shares issued and outstanding at respective dates	590	589
Additional paid in capital	680,115	677,203
Accumulated deficit	(890,300)	(761,783)
Accumulated other comprehensive income (loss)	30	(110)

Total shareholders’ deficit	(209,565)	(84,101)

Total liabilities and shareholders’ deficit	$721,343	$1,324,911

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands, except share data)		(in thousands, except share data)
Revenues:
Sales of concentrates	$148,789	$—	$345,320	$—

Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(124,080)	—	(255,840)	—
Write down of inventories	(34,413)	—	(34,413)	—
Production startup income/expense, net	—	(12,423)	—	(12,423)
Exploration	(6,306)	(2,975)	(21,437)	(9,341)
Administrative	(7,756)	(7,457)	(18,282)	(19,193)
Gain (loss) on commodity derivatives	163,286	(136,895)	358,924	(194,236)
Gain on foreign currency derivatives and transactions	4,798	2,572	15,631	4,792
Asset retirement accretion expense	(208)	(154)	(574)	(439)
Impairment of long-lived assets (Note 3)	(615,032)	—	(615,032)	—
Depreciation, depletion and amortization	(17,490)	(4,675)	(36,225)	(4,865)

Total operating expenses, net	(637,201)	(162,007)	(607,248)	(235,705)

Loss from operations	(488,412)	(162,007)	(261,928)	(235,705)

Other income and expenses:
Interest and other income	1,285	5,479	5,219	19,073
Loss on auction rate securities	(4,902)	(21,130)	(8,002)	(21,130)
Gain on sale of interest in subsidiary	—	—	63,071	—
Interest expense and other borrowing costs	(15,555)	(7,290)	(45,751)	(7,290)

Total other income and expenses	(19,172)	(22,941)	14,537	(9,347)

Loss before minority interest and income (taxes) benefit	(507,584)	(184,948)	(247,391)	(245,052)
Income (taxes) benefit	7,634	(394)	(14,168)	(488)
Minority interest in loss of consolidated subsidiaries	168,172	33,501	133,042	61,833

Net loss	$(331,778)	$(151,841)	$(128,517)	$(183,707)

Other comprehensive loss:
Unrealized gain (loss) on securities	$(1,524)	$96	$140	$(65)

Comprehensive loss	$(333,302)	$(151,745)	$(128,377)	$(183,772)

Net loss per Ordinary Share - basic	$(5.63)	$(2.59)	$(2.18)	$(3.13)

Net loss per Ordinary Share - diluted	$(5.63)	$(2.59)	$(2.18)	$(3.13)

Weighted average Ordinary Shares outstanding - basic	58,954,820	58,644,407	58,934,882	58,635,980

Weighted average Ordinary Shares outstanding - diluted	58,954,820	58,644,407	58,934,882	58,635,980

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities (Note 22)	$(60,844)	$(111,098)

Cash flows from investing activities:
Purchase of available for sale investments	(33,527)	(535,903)
Sale of available for sale investments	74,985	758,261
Maturities of held-to-maturity investments	2,000	5,000
Purchase of available for sale restricted investments	—	(32,150)
Sale of available for sale restricted investments	—	109,050
Purchase of held-to-maturity restricted investments	—	(2,812)
Maturities of held-to-maturity restricted investments	—	7,800
Settlement of metal derivative instruments	(156,974)	(28,722)
Advances for construction of port facility	—	(4,000)
Released from (transferred to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	7,962	(82,703)
Proceeds from sale of interest in subsidiary	70,000	—
Receipt of deferred payments	14,100	—
Capitalized costs and acquisitions of property, plant and equipment	(25,869)	(148,326)

Net cash provided by (used in) investing activities	$(47,323)	$45,495

Cash flows from financing activities:
Payment of debt issuance costs	—	(650)
Payments of notes payable and long term debt	(6,346)	(8,362)
Borrowings under project finance facility	—	45,000
Minority interest contributions	107,750	59,395
Proceeds from exercise of stock options and warrants	—	2,503

Net cash provided by financing activities	$101,404	$97,886

Net increase (decrease) in cash and cash equivalents	(6,763)	32,283
Cash and cash equivalents - beginning of period	40,736	49,840

Cash and cash equivalents - end of period	$33,973	$82,123

See Note 22 for supplemental cash flow information.

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

The Company is a mining, exploration and development company that owns 65% of and operates the San Cristóbal silver, zinc and lead mine in Bolivia. The Company has focused its resources primarily on the development of the San Cristóbal mine, which began producing silver-bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operating levels in the fourth quarter 2007. Prior to the third quarter 2007 the Company had no mining operations from which product was being produced and sold; consequently, the Company had not previously reported operating income. Although the Company’s senior corporate and operating management have significant experience in operating very large mining complexes in many countries, the Company had never operated a mine prior to commencement of operations at San Cristóbal. The Company also conducts exploration activities primarily in South America and Central America and currently holds interests in non-producing mineral properties in Argentina, Mexico, Peru, Bolivia, Ecuador and Australia.

In light of the significant liquidity issues facing the Company, the Company has been exploring strategic and financial alternatives to effect a comprehensive restructuring of its operations and capital structure as described below, and has been in discussions with Sumitomo Corporation (“Sumitomo”) regarding the possible sale to Sumitomo of the Company’s interest in the San Cristóbal mine and the continued management of the mine by the Company (see Note 23). Sumitomo currently owns 35% of the mine. The proposed transaction would be subject to significant conditions as described below and, if completed, would result in a change in the nature of the Company’s operations and the basis of presentation of its results of operations and financial condition. In particular, the Company would cease operations as a mining business, while continuing business as a management services and exploration company.

If the Company were to enter into a letter of intent regarding the sale, the Company will reclassify the San Cristóbal asset group as held for sale on the consolidated balance sheet, with a corresponding gain or loss recorded in the consolidated statement of operations. Based on discussions to date with Sumitomo and current metals prices, which impact the value of the metal derivatives positions relating to the asset group, the Company believes that cash sales proceeds would be limited and a substantial loss would be recorded on such sale. The ultimate amount of gain or loss on the sale would depend on the value of the metal derivatives positions at the date of closing, as well as the final terms of the transaction. On completion of a sale transaction, the asset group would be deconsolidated and the related minority interest eliminated, among other effects.

2. Liquidity and Capital Resources

Declining metals prices, among other factors, have caused continued significant deterioration in the Company’s liquidity, and the Company has relied increasingly on borrowings under a line of credit (the “Loan Agreement”) provided by a subsidiary of Sumitomo to fund cash needs associated with the San Cristóbal mine. The Company has been in discussions regarding certain covenants and metals derivatives payments under the project finance facility relating to the San Cristóbal mine (the “Facility”), liquidity issues and other matters with the Facility lenders, the counterparties under the metal derivatives positions and Sumitomo. Based on discussions to date, the Company believes that these matters can be resolved only by a comprehensive restructuring of its operations and capital structure. The Company has been in discussions with Sumitomo with respect to the sale to Sumitomo of the Company’s interest in the San Cristóbal mine and related liabilities and for the continued management of the mine by the Company (see Note 23). This transaction would be subject, among other conditions, to definitive documentation and a restructuring of the Facility and the Company’s 2.875% and 4.0% convertible subordinated notes due 2024 (the “Notes”). There can be no assurance that the discussions with Sumitomo will lead to a definitive agreement or that the Company will be able to accomplish the restructuring. Concurrent with its discussions with Sumitomo, the Company, in consultation with its financial advisor, Jefferies & Company, Inc., is continuing to explore other strategic and financial alternatives, including a sale of the Company or a sale of its interest in the San Cristóbal mine or in one or more of its exploration properties, and a voluntary filing under chapter 11 of the U.S. Bankruptcy Code.

As described more fully below, the San Cristóbal mine will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009, entitling the lenders to accelerate all indebtedness under the Facility and the counterparties to terminate the related metals derivative positions.

September 30, 2008 Cash and Investments

At September 30, 2008, the Company’s aggregate cash, restricted cash, short- and long-term investments totaled $153.8 million, compared to an aggregate of $220.7 million in cash, restricted cash, short- and long-term investments and restricted investments at December 31, 2007. Cash and investments at September 30, 2008 includes $34.0 million of unrestricted cash and cash equivalents, $10.6 million of unrestricted short and long-term investments, $13.9 million of currently illiquid auction rate securities (“ARS”) classified as long-term (see Note 5), $91.0 million of cash that is restricted to collateralize the open metal derivative positions required by the Facility, and $4.3 million of cash held in a collateral account that is restricted to the operating requirements at the San Cristóbal mine and interest and principal payments on the Facility (see Note 12). At September 30, 2008, the Company’s aggregate unrestricted cash and investments (excluding ARS) totaled $44.6 million. During October and through November 7, 2008, the Company has used $9.1 million of this amount to fund MSC.

Funding of San Cristóbal and Other Cash Requirements

During the first nine months of 2008, the Company and Sumitomo provided $202.0 million in funding to MSC, including $105.0 million in the third quarter, to augment cash flow from concentrate sales in order to settle metal derivative positions required in connection with the Facility and to fund operating costs, income and other taxes, capital costs and financing costs. The Company funded $94.2 million of this amount, and the remaining $107.8 million was funded by Sumitomo, including $50.0 million advanced under the Loan Agreement (see Note 12). In October and through November 7, 2008, the Company and Sumitomo have funded an additional $46.0 million to MSC, of which the Company funded $9.1 million and Sumitomo funded $36.9 million, including $32.0 million advanced under the Loan Agreement. MSC operating cash flow has been significantly adversely affected during 2008 by falling metals prices. From January 1 through November 6, 2008 metals prices have declined by about 30% for silver, 55% for zinc, and 40% for lead, and from July 1 through November 6, 2008 prices have fallen about 40% for silver, 40% for zinc, and 20% for lead. Operating margins in 2008 have also been adversely affected by lower than anticipated production, and increased costs for reagents, diesel fuel and other materials consumed in the operation. Rising fuel costs in the second quarter 2008 have increased costs for power and mine equipment operation, as well as for transportation of materials into and out of the operation. Pressure on operating margins for 2008 has been exacerbated by industry-wide increases in treatment and refining charges, which have approximately doubled from 2007 for lead concentrates and risen about 30% for zinc concentrates.

In addition to operating costs, sustaining capital expenditures and taxes payable, the Company expects that MSC will have aggregate debt service and derivative settlement requirements of approximately $220 million during the next 12 months (from October 2008 through September 2009). This amount includes $95 million in scheduled principal and interest payments under the Facility, $72 million to fund the operating and debt service reserve accounts required under the Facility by December 2008, and approximately $53 million to settle derivative positions maturing during the period based on metals prices at November 6, 2008. Prices at November 6, 2008 were $10.41 per ounce silver, $0.50 per pound zinc, and $0.67 per pound lead. The Company projects that cash flow from operations during the next 12 months will be insufficient to fund these amounts and that MSC will require approximately $386 million of funding from October 2008 through September 2009 based on November 6, 2008 metals prices. The Company’s share of this funding requirement would be approximately $251 million, which exceeds its current cash and investment balances and expected sources of funding (including MSC operating cash flow) during the period.

The projected level of required funding for MSC is an estimate and will be affected by various factors, including metals prices, the amount and timing of concentrate production and shipments, revenues and related cash receipts and expenditures, many of which are beyond the Company’s control and difficult to predict given the mine’s limited operating history. If MSC were to experience unanticipated disruptions in production, or if projected metals prices, recovery rates or mine and mill cost estimates are not substantially achieved as projected, contributions may be required in significantly greater amounts than currently estimated.

Facility Compliance

The San Cristóbal mine has not initiated certain performance tests required to achieve “completion”, and thus will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, the Facility requires the Company to maintain a minimum consolidated tangible net worth (“TNW”) of $280 million. The writedown of the San Cristóbal assets (see Note 3) has reduced the Company’s TNW below this amount. The Company believes that it will be unable to cure this breach of covenant, and the failure to do so for 30 days following notice from the lenders would also constitute an event of default under the Facility. The occurrence of an event of default would entitle the Facility lenders to accelerate all indebtedness under the Facility and the counterparties to terminate the related metals derivative positions. The Company’s 65% share of the $225.0 million Facility and approximately $225.0 million outstanding derivative position liability at September 30, 2008 (see Note 14) totals approximately $292.5 million. The Company does not have, and does not expect to have, sufficient cash and investments to settle fully its share of these obligations if they were to be immediately due and payable and believes that it would face significant challenges in obtaining additional funding to do so. If the Company were unable to repay these obligations when due, the lenders and the counterparties under the derivative positions would be entitled to enforce their liens and take possession of collateral securing indebtedness under the Facility and the metals derivative positions, including the assets that comprise the San Cristóbal mine and $91.0 million of cash and investments that is pledged as security for the derivative positions. A failure to pay amounts due and payable under the Facility and the derivative positions, including upon acceleration, would also result in a default under the terms of the Notes, entitling the holders to accelerate the maturity thereof. The Notes had an aggregate principal amount outstanding of $290 million at September 30, 2008.

In addition, following “completion,” cash flows from the mine must meet minimum loan coverage ratios computed using metals prices set forth in the Facility, which are lower than current market prices in the case of silver and lead. Specifically, for production during 2009, the debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. At November 6, 2008, cash settlement metals prices were $10.41 per ounce for silver, $0.50 per pound for zinc and $0.67 per pound for lead. Based on current operating costs and the Facility mandated metals prices, the Company does not expect to meet the financial covenant requirements under the Facility and must either obtain a concession from the lenders to allow use of higher metals prices to calculate the ratios or otherwise amend the covenants in the Facility. Based on its discussions with the lenders to date, the Company does not believe that such a concession will be forthcoming in the absence of a comprehensive restructuring of the Company’s operations and capital structure.

Classification of Debt as Current

As described above, the San Cristóbal mine will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, the Company is not in compliance with its TNW covenant under the Facility and believes that it would be unable to cure the breach of covenant within the period provided in the Facility, which would constitute an event of default under the Facility. Finally, it is an event of default under the Facility if any event, condition or occurrence occurs that has a material adverse effect (“MAE”). In general, an MAE is defined as a material adverse effect on the condition (financial or otherwise) of the Company. Given the significant decline in metals prices that has occurred from the beginning of the third quarter 2008 and the resulting impact on the Company’s liquidity and financial resources, as discussed above, the Company believes that the Facility lenders could assert that an MAE has occurred with respect to the Company’s financial condition and declare a default under the Facility. Accordingly, the Company has reclassified all of its debt under the Facility and the related liability under its metal derivatives positions as current liabilities as of September 30, 2008. Because a default may occur under the Notes if the Company is in default on other material debt obligations, the Company has also reclassified the Notes as current liabilities as of September 30, 2008.

3. Impairment of Long-lived Assets

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) provides financial accounting and reporting guidance for the impairment or disposal of long-lived assets. FAS 144 provides that recoverability of long-lived assets should be assessed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Rapidly declining metals prices and continued high operating costs during the third quarter 2008 have reduced the operating margins at the Company’s San Cristóbal mine, which are expected to be insufficient to cover the Company’s financial obligations. The Company expects that the San Cristóbal mine will require substantial additional funding (see Note 2). Accordingly, following the guidance of FAS 144, the Company has used a probability weighted analysis of various cash flow scenarios in determining that future cash flows are not sufficient to recover the carrying value of the San Cristóbal asset group. The asset group includes all plant, property, and equipment, inventories, trade receivables, value added tax recoverable, accrued liabilities and leasing obligations related to the San Cristóbal mine. The asset group excludes the project finance facility and associated derivative liability.

The Company used a probability weighted analysis of various cash flow scenarios which assume the Company either continues ownership of or sells the asset group. A higher probability weighting was attributed to a potential sale of the asset group, based on the Company’s current liquidity situation and inability to continue to fund the cash required by the San Cristóbal mine. Declining metals prices have negatively impacted operating margins at MSC and the value the Company could receive in a sale of the San Cristóbal asset group. The Company has also factored into the impairment analysis scenarios in which the Company continues its ownership of the asset group and generates net cash flows during the remaining life of the asset group assuming various metals price scenarios. In assigning probabilities and combining the results of the various hold or sale scenarios, the Company has concluded that an impairment of the asset group has occurred in the third quarter 2008.

In measuring the amount of the impairment, the Company estimated the fair value of the asset group by discounting the cash flows for the various hold scenarios using a rate of 21.5%, which combines the risk free rate of 4.4% plus an additional interest factor for Bolivian country risk of 17.1% and factoring in various sale scenarios. The Company believes that applying a specific Bolivian risk factor is an appropriate method of capturing the additional country risk that is not otherwise reflected in the cash flow scenarios. The estimated fair value of the asset group, using the probability weighted average cash flow analysis, was $410.4 million which, when compared to the asset group carrying value of $1,025.4 million, results in an asset impairment charge of $615.0 million, which has been reflected in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2008.

The Company has been in discussions with Sumitomo with respect to the possible sale to Sumitomo of the Company’s interest in the San Cristóbal mine. There may be additional adjustments to the carrying value of the San Cristóbal asset group as a result of the sale, if completed (see Notes 1, 2 and 23).

4. Significant Accounting Policies

Recently Adopted Standards

Effective January 1, 2008 the Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring annual basis. FAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Among other requirements, FAS No. 157 requires that consideration be given to the Company’s own credit risk and risk of non-performance in the measurement of certain liabilities. The effect of considering the Company’s credit risk and risk of non-performance in the measurement of the fair value of its open metal derivative positions is a reduction of the derivative liability and an increase in the non-cash gain for commodity derivatives included in operations of $47.4 million and $103.2 million for the three month and nine month periods ended September 30, 2008. The reduction in the fair value of the liability and increase in the non-cash gain results from discounting the cash flows relating to the metal derivative positions using higher interest rates reflective of the Company’s increased credit risk. As the adjustment relates solely to fair value measurements, it does not affect the Company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable derivative positions. See Note 14 for a discussion of the Company’s derivative instruments and Note 15 for detail regarding the Company’s fair value measurement disclosures in accordance with FAS No. 157.

During September 2008, FASB issued Staff Position No 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately for the Company. The guidance provided by FSP FAS 157-3 did not affect the Company’s financial position or results of operations.

Effective January 1, 2008 the Company adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option for any of its financial assets or liabilities, and as a result, the adoption of FAS No. 159 did not have a material impact on the Company’s financial position or results of operations at September 30, 2008 and is not expected to have a material impact in the future.

New Accounting Standards

During February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS No. 157 by one year (until fiscal years beginning after November 15, 2008; fiscal year 2009 for the Company) for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the potential impact of adopting this statement but does not believe it will have a material impact on the Company’s financial position or results of operations.

During March 2008 the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact on the Company’s derivative instrument disclosures of adopting this statement.

During December 2007 the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FAS No. 160”). A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption of FAS No. 160, the Company will no longer report minority interest in the “mezzanine”, but will reflect such interests as part of shareholder’s equity. Furthermore, FAS No. 160 changes the way transactions among shareholders are accounted for and allows the full allocation of losses to the non-controlling interest, even when non-controlling interest’s equity balance is in a deficit position.

During December 2007 the FASB issued Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R provides revised guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests acquired, and goodwill acquired. FAS No. 141R also expands required disclosures regarding the nature and financial effects of business combinations. FAS No. 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is evaluating the impact FAS No. 141R would have on its financial position and results of operations should it enter into a business combination in the future.

During May 2008 the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“FAS No. 133”) . FSP No. APB 14-1 will require the liability and equity components of convertible debt instruments to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If a convertible debt instrument within the scope of FSP No. APB 14-1 is settled through the issuance of cash, stock, or any combination thereof, or if a modification or exchange of an instrument is accounted for as an extinguishment, an issuer will recognize separately the extinguishment of the liability component and the reacquisition of the equity component. Any difference between the settlement consideration attributed to the liability component and its carrying amount is recognized in the income statement as a gain or loss on debt extinguishment. Any difference between the consideration attributed to the equity component and its carrying amount is recognized in stockholders’ equity. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company) and interim periods within those fiscal years. The Company is evaluating what impact, if any, FSP No. APB 14-1 would have on the Company’s financial position or results of operations.

5. Investments

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

ARS Investments

At September 30, 2008 the Company held investments in ARS with an adjusted cost basis of $13.4 million. The adjusted cost basis reflects $38.6 million of other than temporary impairment charges recorded through September 30, 2008. During the first nine months of 2008 the Company recorded an $8.0 million other than temporary impairment charge for certain ARS for which there had been a decline in estimated fair value during the period. In addition, during the first nine months of 2008 the Company recorded a temporary gain on certain ARS of $0.5 million which was recorded to other comprehensive income at September 30, 2008. During the first nine months of 2008 the Company liquidated at par value approximately $0.3 million of its ARS. The fair value for each of the remaining ARS was determined by the Company, with the assistance of a third party valuation firm.

The following tables summarize the Company’s investments at September 30, 2008 and December 31, 2007:

September 30, 2008	Cost	Estimated Fair Value	Carrying Value
		(in thousands)
Investments:
Short term:
Available for sale
Common stock	$761	$212	$212
Government bonds	9,036	9,034	9,034

Total available for sale	9,797	9,246	9,246

Total short term	$9,797	$9,246	$9,246

Long term:
Available for sale
Auction rate securities	$13,362	$13,898	$13,898
Corporate notes	404	373	373
Government bonds	1,000	990	990

Total available for sale	14,766	15,261	15,261

Total long term	$14,766	$15,261	$15,261

December 31, 2007	Cost	Estimated Fair Value	Carrying Value
		(in thousands)
Investments:
Short term:
Available for sale
Common stock	$761	$654	$654
Corporate notes	36,040	35,946	35,946
Government bonds	13,635	13,643	13,643

Total available for sale	50,436	50,243	50,243
Held to maturity
Government bonds	2,000	2,001	2,000

Total held to maturity	2,000	2,001	2,000

Total short term	$52,436	$52,244	$52,243

Long term:
Available for sale
Corporate notes	$2,900	$2,897	$2,897
Auction rate securities	21,510	21,510	21,510

Total available for sale	24,410	24,407	24,407

Total long term	$24,410	$24,407	$24,407

Quoted market prices at September 30, 2008 and December 31, 2007 were used to determine the fair values of the above investments, except with respect to the ARS. See Note 15 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

Credit Risk

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and cash equivalents and investments, the Company’s maximum exposure to credit risk represents the carrying amount on the balance sheet. The Company attempts to mitigate credit risk for cash and cash equivalents and investments by placing its funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each financial institution, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better. The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation. (See the discussion above regarding the Company’s ARS investments.)

6. Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Current portion of note receivable	$2,712	$2,728
Prepaid insurance	6,459	3,651
Accrued interest on investments	328	768
Prepaid contractor fees and vendor advances	4,317	5,615
Deferred payments receivable	—	1,928
Other	2,479	1,505

	$16,295	$16,195

The current portion of notes receivable is related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 10). Prepaid contractor fees and vendor advances at September 30, 2008 consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristóbal mine.

Under the terms of the sale to Sumitomo of a 35% interest in the subsidiary holding the Company’s San Cristóbal mine, the Company retained certain interests in future silver and zinc production from Sumitomo’s interest in San Cristóbal mine production. Deferred payments receivable at December 31, 2007 are amounts receivable from Sumitomo for those retained interests in San Cristóbal mine silver and zinc production. Effective June 30, 2008 the Company terminated the retained interests discussed above for a $70.0 million payment from Sumitomo (see Note 18).

7. Inventories

Inventories at our San Cristóbal mine at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Current Inventories	(in thousands)
Concentrate	$27,988	$23,377
Sulfide ore stockpiles	—	834
Material and supplies	48,630	20,000

	$76,618	$44,211

Long Term Stockpile Inventories
Sulfide ore stockpiles	$—	$15,092
Oxide ore stockpiles	70,806	61,822

	$70,806	$76,914

As the result of declining metals prices and increasing operating costs the Company wrote down the carrying value of its sulfide ore stockpile and concentrate inventories at September 30, 2008, to net realizable value. The Company reduced the carrying value of its concentrate inventories by $4.2 million and, its sulfide ore stockpile inventories by $30.2 million, and recorded a $34.4 million charge to write down of inventories on the accompanying consolidated statements of operations and comprehensive income (loss).

Concentrate inventories consist of approximately 43,100 tonnes and 19,863 tonnes of concentrates at September 30, 2008 and December 31, 2007, respectively. Concentrate inventories include concentrates at the mine and in transit for which title and/or risk of loss have not yet passed to the smelter. Material and supplies inventory consists primarily of fuel, reagents and operating supplies and are carried at the lower of cost or market. The long-term oxide stockpile inventory consists of stockpiled oxide ore that will be processed later in the mine life and is carried at cost, which is lower than net realizable value.

8. Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristóbal mine as a recoverable asset. Bolivian law states that VAT paid prior to production is recoverable as a credit against Bolivian taxes arising from production, including income taxes. The VAT is expected to be recovered through future production and sales from the San Cristóbal mine. Future changes to Bolivian tax law could have an adverse effect on the Company’s ability to recover the VAT paid in Bolivia. At September 30, 2008 and December 31, 2007, the VAT recoverable was $149.5 million and $95.3 million, respectively. The VAT recoverable amounts include $17.9 million and $8.6 million of recoverable Bolivian import duties for the periods ended September 30, 2008 and December 31, 2007, respectively. The September 30, 2008 amount also includes $2.6 million of prepaid mining tax royalties. The September 30, 2008 VAT recoverable balance of $149.5 million is net of $0.2 million of VAT recovered during the first nine months of 2008.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

9. Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Mineral properties	$247,777	$248,120
Construction in progress	16,155	3,863
Buildings	14,602	14,576
Mining equipment and machinery	535,294	521,070
Other furniture and equipment	5,219	4,669

	819,047	792,298
Less: Impairment	(615,032)	—
Less: Accumulated depreciation	(53,241)	(19,652)

	150,774	772,646

Equipment under capital lease	72,425	69,107
Less: Accumulated depreciation	(18,920)	(11,918)

	53,505	57,189

Port facilities under lease	12,283	12,283
Less: Accumulated depreciation	(572)	(137)

	11,711	12,146

	$215,990	$841,981

Mineral properties include engineering, financing and other costs not attributable to specific fixed assets at the San Cristóbal mine.

At September 30, 2008 the Company reduced the carrying value of the San Cristóbal asset group by $615.0 million and recorded a $615.0 million impairment charge on the accompanying consolidated statement of operations (see Note 3). Due to the timing of the impairment, the Company has not yet been able to determine the allocation of the impairment charges against specific property, plant and equipment asset categories.

For the nine months ended September 30, 2008 and 2007 the Company recorded depreciation expense of $36.2 million and $4.9 million, respectively. For the nine months ended September 30, 2007 the Company capitalized depreciation associated with the construction of the San Cristóbal mine in the amount of $3.2 million. No depreciation was capitalized for the comparable period of 2008.

At September 30, 2008 the Company had recorded a lease obligation of $50.1 million related to San Cristóbal mining equipment under capital lease (see Note 12).

10. Other Long-Term Assets

At September 30, 2008 other long-term assets consists primarily of $0.2 million long-term portion of a note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company. The note and accrued interest are being repaid by applying a portion of the amounts owed for port charges by the San Cristóbal mine to the outstanding note and accrued interest balances. At September 30, 2008, the remaining principal amount of the note, plus accrued interest, was approximately $2.9 million. The principal amount of the note, plus accrued interest, is expected to be fully recovered by December 2009.

11. Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Trade accounts payable and accruals	$43,761	$46,453
Amounts due smelters	6,640	1,408
Income taxes payable	9,140	893
Accrued employee compensation and benefits	13,872	7,203

	$73,413	$55,957

Trade accounts payable and accruals are primarily related to amounts due to contractors and suppliers at the San Cristóbal mine.

Amounts due smelters at September 30, 2008 include a $6.6 million mark-to-market adjustment resulting from declining metals prices on unsettled shipments (see Note 19).

Accrued employee compensation and benefits at September 30, 2008 consist of $6.7 million of withholding taxes and benefits payable, $3.1 million of accrued performance bonuses and $4.1 million of accruals for statutory benefits required by Bolivian law, including thirteenth month payments and mandatory severance requirements.

12. Debt

The Company’s debt consists of the following:

	September 30, 2008		December 31, 2007
	Current	Long-term	Current	Long-term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$180,000	$—	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	109,987	—	—	109,987
Project finance facility	225,000	—	32,625	192,375
Note assigned to Sumitomo	—	8,913	—	8,013
Capital leases	8,577	41,483	8,242	44,845
Port lease liability	414	11,347	288	11,761

	$523,978	$61,743	$41,155	$546,981

2.875% Notes and 4.0% Notes

Both series of the Notes are convertible into the Company’s Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders may convert their Notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. Full conversion of the Notes would result in the issuance of approximately 10.1 million of the Company’s Ordinary Shares. Accumulated interest on the Notes is paid twice a year in March and September.

The agreements related to the Notes contain a clause that triggers a default upon failure to pay or acceleration of other material debt obligations. Because the Company believes that the Facility lenders could assert that an MAE has occurred with respect to the Company’s financial condition and declare a default under the Facility, the Company has reclassified the Notes as current liabilities as of September 30, 2008 (see Note 2).

Costs incurred in connection with the issuance of the Notes were deferred and are being amortized to interest expense over ten years which corresponds to the related call provisions on the Notes. At September 30, 2008 the unamortized balance of deferred financing costs related to the Notes was approximately $5.8 million.

San Cristóbal Project Finance Facility

In December 2005, the Company closed on the Facility, arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. During 2006 and 2007, the Company borrowed the full $225.0 million available under the Facility and the proceeds were used to complete construction of the Company’s San Cristóbal mine. Interest on the outstanding amounts drawn under the Facility is based on LIBOR plus a credit spread. The first principal payment under the Facility is due in December 2008, and the Facility must be fully repaid by December 2012.

Direct costs incurred in obtaining the Facility were deferred and are being amortized to interest expense, using the effective interest method, over the term of the Facility. At September 30, 2008 the unamortized balance of deferred financing costs related to the Facility was approximately $6.9 million.

In connection with the September 2006 sale to Sumitomo of a 35% interest in the subsidiaries that own and operate the San Cristóbal mine, Sumitomo guaranteed the repayment of 35% of the Facility debt through project “completion”, which entails the satisfaction of certain financial and operational requirements, including the creation of operating and debt service reserves and meeting certain operational performance levels over specified periods of time. Under the Facility, completion can occur no later than December 2008.

The Facility also contains other covenants that require the Company to, among other things, maintain certain security interests, collateral accounts related to operating and debt service reserves, financial ratios after project completion, insurance coverage, minimum sales contracts and metals price protection contracts as well as other requirements.

As described above, the San Cristóbal mine will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, the Company is not in compliance with its TNW covenant under the Facility and believes that it would be unable to cure the breach of covenant within the period provided in the Facility, which would constitute an event of default under the Facility. The occurrence of an event of default would entitle the Facility lenders to accelerate all indebtedness under the Facility and the counterparties to terminate the related metals derivative positions. Based on current operating costs and the Facility mandated metals prices, the Company also does not expect to meet the financial covenant requirements under the Facility and must either obtain a concession from the lenders to allow use of higher metals prices to calculate the ratios or otherwise amend the covenants in the Facility. In addition, given the significant decline in metals prices that has occurred from the beginning of the third quarter 2008 and the resulting impact on the Company’s liquidity and financial resources, as discussed above, the Company believes that the Facility lenders could assert that an MAE has occurred with respect to the Company’s financial condition and declare a default under the Facility. Accordingly, the Company has reclassified all of its debt under the Facility and the related liability under its metal derivatives positions as current liabilities as of September 30, 2008 (see Note 2).

In connection with the Facility, the Company funded a $91 million margin account and Sumitomo has provided a $49 million post-completion guarantee, for the benefit of the two banks holding the metal derivative positions. At September 30, 2008, the margin account consisted of $91.0 million recorded as current restricted cash. Unless an event of default has occurred and is continuing, unused funds remaining in the margin account will be released and the guarantee will be reduced one-third per year on the first business day following December 31st of each of 2008, 2009 and 2010.

In May 2006, the Constitutional Court of Bolivia issued a ruling declaring certain articles of the 1997 Mining Code unconstitutional. The effect of the ruling would limit certain rights associated with mining concessions, including the right to mortgage the concessions. The effective date of the Court’s ruling was not made clear. The Court urged the Bolivian Congress to enact legislation which would supersede the ruling. On the basis of this Constitutional Court ruling, in April 2008, the Lower House of the Bolivian Congress enacted legislation which replaced certain articles of the Mining Code. The proposed legislation was then sent to the Senate, where changes clarifying that the law would not be applied retroactively were introduced. The legislation has not yet been approved by the full Bolivian Congress. The proposed legislation would limit the rights associated with mining concessions including the right to transfer, inherit, or mortgage the concessions. Although the Company believes that the Court’s ruling and subsequent legislation will not be applied retroactively, the ruling could limit the transferability of the Company’s mining concessions and could eventually call into question the enforceability of the pledges of the Company’s concessions to the lenders under the Facility.

Sumitomo Note Assignment

The Company has loaned funds to SC TESA, the contractor that constructed the power line for the San Cristóbal mine, and holds a note receivable from SC TESA in the amount of $21.9 million, which is eliminated in consolidation. The Company consolidates SC TESA for financial reporting purposes per the guidance of FASB Interpretation No.46R “Variable Interest Entities” (“FIN 46R”). The Company is receiving repayment of the note from SC TESA in the form of credits against electric transmission charges to the San Cristóbal mine. In connection with the sale of 35% of the San Cristóbal mine to Sumitomo, the Company sold 35% of the $21.9 million note to Sumitomo. As a result, at September 30, 2008 the Company has recorded a note payable to Sumitomo in the amount of $8.9 million, which includes accrued interest.

Capital Leases

Certain mining equipment at the San Cristóbal mine used by the contractor that provides mining services to the Company has been recorded as capital leases because the equipment is used exclusively at the San Cristóbal mine. At September 30, 2008 the Company had recorded on its balance sheet $53.5 million of equipment, net of accumulated depreciation, and a capital lease obligation of $50.1 million related to the leased equipment. During the nine months ended September 30, 2008 the Company made payments of approximately $5.9 million related to its capital lease obligations.

Port Lease Liability

Certain assets constructed at the Port of Mejillones are for the exclusive use of the Company, including concentrate reception, unloading and storage facilities. The Company determined that a leasing arrangement exists with respect to those assets. As of September 30, 2008 the Company has recorded on its balance sheet $11.7 million, of plant and equipment, net of accumulated depreciation and a financing obligation of $11.8 million related to the port facility. In addition, the Company had previously advanced funds to the port contractor and holds a note receivable at September 30, 2008 for $2.9 million, including interest, related to those advances (see Note 10).

MSC Line of Credit

On August 11, 2008, MSC entered into the Loan Agreement, which is a subordinated unsecured line of credit provided by SC Minerals Aktiebolag (“SC Minerals”), a subsidiary of Sumitomo. The original amount available for borrowing under the Loan Agreement was $50.0 million. Loans under the Loan Agreement bear interest at an annual rate of 15%. The loans are subordinated to all amounts payable under the Facility, and MSC is not required to pay any amount of principal or interest with respect to any loan until maturity in August 2013. At September 30, 2008 the full $50.0 million had been borrowed under the Loan Agreement and is recorded to minority interest in consolidated subsidiaries on the accompanying consolidated balance sheets. On each of October 1, 2008 and October 31, 2008, the Loan Agreement was amended to increase the amount of available borrowings by $25.0 million, for a total increase of $50.0 million. At November 7, 2008, $82.0 million of the $100.0 million available under the amended Loan Agreement had been borrowed. The remaining amount may be borrowed at any time until December 31, 2008.

Pursuant to the Loan Agreement, SC Minerals may, at its option, convert outstanding advances (including accrued interest) into additional MSC shares at any time. Based on the full $100.0 million of borrowings and assuming no payments are made by MSC prior to maturity, if SC Minerals were to convert all amounts payable into MSC shares as of the maturity date, the Company’s indirect ownership interest in MSC would be reduced to approximately 46.4% (approximately 52.9% on conversion of principal only).

13. Asset Retirement Obligations

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

The following table reconciles the beginning and ending balance for the Company’s asset retirement obligations:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(in thousands)
Beginning balance	$6,981	$5,761

ARO arising in the period	1,168	620
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	574	600

Ending balance	$8,723	$6,981

14. Derivative Instruments

Certain covenants of the Facility required the Company to provide price protection for a portion of its planned production of metals from San Cristóbal. The Company has entered into certain metal derivative positions utilizing primarily forward sales but also puts and calls to comply with the Facility covenants. In order to maintain leverage to silver market prices, the Company entered into proportionally more zinc and lead positions than silver positions.

The Company began to settle the metal derivative positions required by the Facility during the third quarter 2007. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses.

The following table sets forth forward contracts settled and options that expired during the nine months ended September 30, 2008:

	Quantity	Average Market Price	Average Contract Price	Average Cash Settlement	Total Cash Settlement
	(in thousands)	(per unit settled)			(in thousands)
Forward Contracts
Silver (000 ounces)	80	$15.42	$7.15	$8.27	$662
Zinc (000 pounds)	136,967	$0.97	$0.48	$0.49	$66,358
Lead (000 pounds)	92,552	$1.11	$0.30	$0.81	$74,968

Call Contracts Written
Silver (000 ounces)	733	$16.36	$8.56	$7.80	$5,722
Zinc (000 pounds)	4,960	$0.99	$0.57	$0.42	$2,064
Lead (000 pounds)	9,921	$1.11	$0.39	$0.72	$7,200

Put Option Contracts Owned
Silver (000 ounces)	333	$16.79	$5.25	$—	$—

Total					$156,974

The average market price is calculated based on market prices during a pricing period that is set forth by the terms of each contract and varies between contracts. The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates.

The following table sets forth the Company’s open metal derivative positions at September 30, 2008:

	Current Maturity Date
	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands except prices)
Forward Contracts
Silver (ounces)	80	160	180	—	420
Average price	$7.16	$7.17	$7.14	$—	$7.16

Zinc (pounds)	247,824	335,349	19,842	—	603,015
Average price	$0.48	$0.48	$0.48	$—	$0.48

Lead (pounds)	126,525	64,375	—	—	190,900
Average price	$0.30	$0.29	$—	$—	$0.30

Put Option Contracts Owned (Net)
Silver (ounces)	873	2,955	4,720	—	8,548
Average price	$5.57	$5.73	$5.91	$—	$5.81

Lead (pounds)	19,180	13,669	—	—	32,849
Average price	$1.19	$1.11	$—	$—	$1.16

Call Option Contracts Written
Silver (ounces)	5,085	3,255	345	—	8,685
Average price	$8.18	$8.37	$9.14	$—	$8.29

Zinc (pounds)	6,590	1,653	—	—	8,243
Average price	$0.57	$0.57	$—	$—	$0.57

Lead (pounds)	13,179	3,307	—	—	16,486
Average price	$0.39	$0.39	$—	$—	$0.39

The Company adjusts its open metal derivative positions to estimated fair value at the end of each accounting period with the related change in fair value recorded to earnings. For the nine months ended September 30, 2008, the Company recorded a gain of $358.9 million as a result of adjusting the open metal derivative positions and positions settled during the period to estimated fair value. For the nine months ended September 30, 2007, the Company recorded a loss of $194.2 million as a result of adjusting the open metal derivative positions and positions settled during that period to estimated fair value. Non-cash mark-to-market gains and losses from the remaining outstanding derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The Company does not intend to settle the remaining open derivatives position contracts prior to their settlement dates.

During the first quarter of 2008, the Company adopted FAS No. 157 which requires that, in the measurement of certain liabilities, consideration be given to the company’s own credit risk and risk of non-performance. The Company determined that FAS No. 157 applies to the fair value measurement of its open metal derivative positions. Inclusion of the impact of the Company’s credit risk and risk of non-performance on the fair value of its open metal derivative positions results in a reduction of the derivative liability and an increase in the non-cash gain on commodity derivatives of $103.2 million for the nine month period ended September 30, 2008. As the adjustment for credit and non-performance risk relates solely to fair value measurements, it does not affect the Company’s historical or future cash flow or the timing or amount of actual payments required to settle the applicable liabilities. The statements received from the counterparties holding the Company’s net open metal derivative positions indicate a total settlement amount due at September 30, 2008 of $328.3 million as compared to the total fair value of the net liability recorded at September 30, 2008 of $225.1 million.

The following table sets forth the fair value of the Company’s net liability for open metal derivative positions at September 30, 2008 and December 31, 2007 and the change in that liability for the three and nine months ended September 30, 2008:

Period Ended	Net Liability Amount To Be Realized In
	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Change for three months ended September 30, 2008:
June 30, 2008	$213,304	$204,301	$15,812	$—	$433,417
September 30, 2008	143,428	79,605	2,097	—	225,130

Change in liability	$(69,876)	$(124,696)	$(13,715)	$—	$(208,287)

Components of change in liability:
Open position mark-to-market	$(24,875)	$(124,696)	$(13,715)	$—	$(163,286)
Cash payments	(45,001)	—	—	—	(45,001)

Change in liability	$(69,876)	$(124,696)	$(13,715)	$—	$(208,287)

Change for nine months ended September 30, 2008:
December 31, 2007	$266,820	$425,569	$47,958	$681	$741,028
September 30, 2008	143,428	79,605	2,097	—	225,130

Change in liability	$(123,392)	$(345,964)	$(45,861)	$(681)	$(515,898)

Components of change in liability:
Open position mark-to-market	$33,582	$(345,964)	$(45,861)	$(681)	$(358,924)
Cash payments	(156,974)	—	—	—	(156,974)

Change in liability	$(123,392)	$(345,964)	$(45,861)	$(681)	$(515,898)

The metal derivative positions in the tables above are primarily held in a separate Cayman Island subsidiary which is owned 65% by the Company and 35% by Sumitomo, and Sumitomo has guaranteed the payment of 35% of the metal derivative positions through completion (which, according to the terms of the Facility, may be no later than December 2008) (see Note 12). The lead puts owned by MSC have a positive carrying value at September 30, 2008 of approximately $12.3 million and are netted against the liabilities in the table above, and are reflected as $7.3 million and $5.0 million in current and non-current assets, respectively, in the accompanying consolidated balance sheet. (See Note 15 for fair value measurements disclosure).

15. Fair Value Measurements

Effective January 1, 2008 the Company adopted FAS No. 157 for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis. FAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per FAS No. 157 are as follows:

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

The following table summarizes the Company’s financial assets and liabilities at fair value at September 30, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,913	$—	$—	$19,913
Short-term available for sale securities	9,246	—	—	9,246
Trade receivables	6,002	—	—	6,002
Auction rate securities	—	—	13,898	13,898
Derivatives	—	12,304	—	12,304

	$35,161	$12,304	$13,898	$61,363

Liabilities:
Trade payables	$6,640	$—	$—	$6,640
Deferred revenue	8,782	—	—	8,782
Derivatives	—	—	237,434	237,434

	$15,422	$—	$237,434	$252,856

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

The Company’s metal derivative liability positions are classified within Level 3 of the fair value hierarchy. These metal derivative positions are valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions are valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions. Per the guidance of FAS 157, the above prices are adjusted to reflect the Company’s credit risk and risk of non-performance (see Note 4 and Note 14). With the assistance of a third party valuation firm, the Company estimates the credit spread associated with the Company’s credit risk and adjusts the market prices obtained above accordingly. The Company used its unsecured convertible debentures and the Facility interest rates as reference points to determine the credit spread. These credit risk inputs represent a Level 3 valuation as they cannot be confirmed by quoted market activity. The Company used a credit spread of 37.4% to calculate the fair value of the liability of its open metal derivative positions at September 30, 2008.

The Company’s ARS are classified within Level 3 of the fair value hierarchy. These securities are valued by the Company, with the assistance of a third party valuation firm. The ARS are classified into two categories, collateralized debt obligations (“CDOs”) and corporate debt. The CDOs are valued by estimating the value of the underlying collateral using significant assumptions regarding default, recovery and prepayment rates, and factoring these estimated collateral values in conjunction with the tranche for pay-out of the underlying collateral that the Company holds in each respective security. The corporate debt ARS are valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption values. The Company uses these significant Level 3 inputs as there is no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

The following table summarizes the change in fair value of the Company’s Level 3 financial assets (ARS):

	Three Months Ended	Nine Months Ended
	September 30, 2008
Beginning balance	$19,999	$21,510
Realized losses	(4,902)	(8,002)
Unrealized gains (losses)	(1,199)	536
Adjusted cost basis of Level 3 security sold in the period	—	(146)

Ending balance	$13,898	$13,898

The following table summarizes the change in fair value of the Company’s Level 3 financial liability (Derivative Liabilities):

	Three Months Ended	Nine Months Ended
	September 30, 2008
Beginning balance	$445,715	$749,503
Mark-to-market gain	(163,280)	(355,095)
Derivative settlements	(45,001)	(156,974)

Ending balance	$237,434	$237,434

16. Income Taxes

The Company and certain of its subsidiaries operating in the Cayman Islands do not file income tax returns as the Cayman Islands currently does not impose any income taxes. The Company files Bolivian, United States and certain other foreign country income tax returns, and pays the taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. At September 30, 2008, the Company’s total unrecognized tax benefits were $2.9 million for uncertain tax positions taken or expected to be taken on tax returns, $1.8 million of which result in a reduction of the Company’s net operating loss carryforward. During the third quarter 2008, the Company recognized a $0.2 million charge for uncertain tax positions, which increased tax expense during the period.

For the nine months ended September 30, 2008 and 2007, the Company recorded income tax expense of $14.2 million and $0.5 million respectively, including foreign withholding taxes of approximately $2.4 million and $0.5 million, respectively. The remaining tax expense of $11.8 million consists of $9.4 million in Bolivia relating to the San Cristóbal mine, $1.2 million in Switzerland relating to the marketing of concentrates from San Cristóbal, and $1.2 million from other subsidiaries.

The $9.4 million tax expense from the subsidiary owning the San Cristóbal mine differs from the expected tax benefit of $10.0 million based on the statutory rate of 37.5 percent due primarily to (i) the recognition of inflationary indexation adjustments on the mine’s non-monetary assets and equity resulting in a $14.7 million increase in the income tax provision; (ii) the recognition of $23.6 million of income taxes related to unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia that have become significant in recent periods due to the devaluation of the U.S. dollar relative to the Boliviano; (iii) the recognition of $16.0 million tax benefits related to the release of a valuation allowance previously recorded against its deferred tax assets; and (iv) a reduction in taxes payable of $2.9 million from a Bolivia mining tax credit.

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

The Company, following the guidance of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”) paragraph 22b., has determined that the tax effects of inflationary gains and unrealized foreign exchange gains represent discrete items for which an estimate cannot be reasonably relied upon. These items significantly influence the Company’s overall effective tax rate, and an estimated annual effective tax rate excluding these items is not significantly different than the result of using the actual effective tax rate. Therefore, the Company has used the actual effective tax rate for the year-to-date period.

17. Shareholders’ Deficit

The following table sets forth the changes in shareholders’ deficit during the first nine months of 2008:

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income (loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2007	58,909,625	$589	$677,203	$(761,783)	$(110)	$(84,101)
Stock compensation accrued	—	—	2,912	—	—	2,912
Stock granted as compensation ($14.55 per share)	45,850	0.4	—	—	—	0.4
Unrealized loss on marketable equity securities	—	—	—	—	140	140
Net loss	—	—	—	(128,517)	—	(128,517)

Balance, September 30, 2008	58,955,475	$590	$680,115	$(890,300)	$30	$(209,565)

Stock Option Plans – The Company has established a plan to issue share options and other awards of the Company’s shares to officers, directors, employees, consultants and agents of the Company and its subsidiaries (the “Plan”).

The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company recognized stock-based compensation costs of $0.9 million and $1.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and $2.9 million and $3.3 million for the nine month periods ended September 30, 2008 and 2007, respectively.

A summary of the Company’s stock options issued under the Plan at September 30, 2008 and changes during the nine months then ended is presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,475,209	$15.36
Granted during period	362,215	13.32
Forfeited or expired during period	(197,835)	16.71
Exercised during period	—	—

Outstanding at end of period	2,639,589	14.98

Exercisable at end of period	1,938,264	14.89
Granted and expected to vest	701,325	15.22

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company’s restricted stock grants issued under the Employees’ Plan at September 30, 2008 and changes during the nine months then ended is presented in the following table:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	183,700	$17.00
Granted during period	104,400	13.25
Restrictions lifted during the period	(45,850)	14.94
Forfeited during period	—	—

Outstanding at end of the period	242,250	15.76

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

A summary of the status of the Restricted Stock Unit grants issued under the Deferred Compensation Plan at September 30, 2008 and changes during the nine months then ended is presented in the following table:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	25,806	$19.18
Granted during period	47,559	7.99
Restrictions lifted during the period	—	—
Forfeited during period	(7,816)	11.51

Outstanding at end of the period	65,549	11.97

The fair value of each Restricted Stock Unit grant is based on the closing price of the Company’s shares on the date of grant.

18. Minority Interest

Sumitomo Corporation

During 2006, the Company sold to Sumitomo 35% interests in the subsidiaries that own the San Cristóbal mine, market project concentrates and hold the metal derivative positions required by the project lenders. The Company continues to own 65% of these subsidiaries.

Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open metal derivative positions. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary. At December 31, 2007, the Company had absorbed $23.6 million of losses that normally would have been allocated to Sumitomo. During the first nine months of 2008, the Company recovered $21.1 million of losses previously absorbed. During the first nine months of 2008, the Company recorded a minority interest benefit of $168.2 million to reflect Sumitomo’s share of subsidiaries’ losses primarily related to the impairment of property, plant and equipment and inventories at the San Cristóbal mine partially offset by gains related to the open metal derivative positions. Also during the first nine months of 2008, Sumitomo advanced an additional $57.8 million to fund its share of operating costs related to the San Cristóbal mine, and the Company recorded $7.8 million of interest due Sumitomo on its share of advances to fund the San Cristóbal mine. In addition, as described below, during the third quarter 2008, MSC entered into the Loan Agreement with a subsidiary of Sumitomo.

Under the terms of the 2006 sale of the 35% interest in the San Cristóbal mine, the Company retained certain interests in Sumitomo’s share of future silver and zinc production from the San Cristóbal mine. During the first nine months of 2008, the Company received payments in the amount of $14.1 million from Sumitomo related to its retained interests in Sumitomo’s share of the San Cristóbal mine silver and zinc production (see Note 6). These amounts are included in minority interest in income (loss) of consolidated subsidiaries in the accompanying statement of consolidated operations and comprehensive income (loss). Effective June 30, 2008 the Company and Sumitomo agreed to terminate these retained interests for a one time payment of $70.0 million from Sumitomo. The Company recorded a $63.1 million gain related to the transaction which is reflected as a gain on the sale of interest in a subsidiary on the accompanying consolidated statement of operations and comprehensive income (loss).

On August 11, 2008, MSC entered into the Loan Agreement with a subsidiary of Sumitomo. At September 30, 2008 the full $50.0 million originally available for borrowing had been borrowed under the Loan Agreement and is recorded to minority interest in consolidated subsidiaries on the accompanying consolidated balance sheets. On each of October 1, 2008 and October 31, 2008, the Loan Agreement was amended to increase the amount of available borrowings by $25.0 million, for a total increase of $50.0 million. At November 7, 2008, $82.0 million of the $100.0 million available under the amended Loan Agreement had been borrowed (see Note 12). The remaining amount may be borrowed at any time until December 31, 2008.

SC TESA

During 2005 the Company entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. The Company loaned SC TESA $22.3 million to construct the power line, which will be repaid through credits against charges for the delivery of power (see Note 12). In accordance with the guidance of FIN 46R, the Company fully consolidates the accounts of SC TESA for financial reporting purposes.

Because SC TESA is consolidated for financial reporting purposes, the intercompany profit earned by SC TESA is eliminated and the Company recognizes a minority interest offset to SC TESA’s earnings or loss. During the first nine months of 2008, SC TESA recorded a $2.5 million loss. The Company absorbed the full $2.5 million loss and did not record a minority interest in the loss because to do so would result in a negative minority interest liability which is not permitted under GAAP. At September 30, 2008, the total loss absorbed by the Company to date was approximately $3.4 million. The Company expects to recover the full $3.4 million loss absorbed to date and any other losses it may absorb against SC TESA’s future earnings.

19. Sale of Concentrates and Deferred Revenue

The Company sells its concentrates directly to smelters at market-based prices less deductions for refining and treatment charges. The Company recognizes a sale upon risk of loss and title passing to the smelter and the receipt of a provisional payment from the smelter. In certain instances the Company receives provisional payment prior to satisfying certain of the other requirements and in those cases the provisional payment is temporarily recorded as deferred revenue until the other requirements are met. At September 30, 2008, the Company had recorded $8.8 million of such sales as deferred revenue. The Company expects to recognize the full $8.8 million as revenue during the fourth quarter 2008, subject to market adjustments as described below.

Concentrate sales are initially recorded based on 100% of the provisional sales prices, which are based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net of amounts retained by the smelter to cover its refining and treatment costs. Sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative does not qualify for hedge accounting and is marked to market through earnings each period prior to final settlement. Until final settlement, adjustments to revenue are recorded on a mark-to-market basis to reflect changes in forward metals prices for the estimated date of settlement and for changes in metal quantities based upon receipt of new assay information. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. As the result of declining metal prices during the quarter ended September 30, 2008, the Company recorded a net mark-to-market reduction to provisional sales recognized in previous periods of $4.1 million.

Concentrate sales for the nine month period ended September 30, 2008 were also adversely affected by increased smelting charges. During 2008, smelting charges for lead concentrates have approximately doubled, while smelting charges for zinc concentrates have risen about 30% due to the increased demand for smelter capacity resulting from increased concentrate supplies on the world market.

20. Commitments and Contingencies

Project Finance Facility Commitments – Per the terms and conditions of the Facility, the proceeds from the sale of concentrates from the San Cristóbal mine are deposited in a bank account controlled by the lenders. The lenders release funds from the account to facilitate working capital requirements for the San Cristóbal mine as needed. Twice a year in June and December, beginning in December 2008, the Facility principal payment will be withdrawn from the account with 45% of any excess cash, as defined, also being applied as a principal payment and the remaining 55% distributed to the Company and Sumitomo.

In addition, per the terms and conditions of the Facility the Company was required to deposit $91.0 million of cash in a margin account to collateralize the open metal derivative positions the Company holds as required by the Facility. The margin account will decrease by one-third on the first business day following December 31st of each of the years 2008 through 2010. At September 30, 2008 the $91.0 million was held in the margin account and recorded to restricted cash (see Note 2).

Auction Rate Securities – At September 30, 2008 the Company is holding ARS with an adjusted carrying value of $13.9 million that it has been unable to liquidate because of failed auctions. The Company has recognized liquidation losses and other than temporary impairment charges of approximately $38.6 million related to ARS investments since the auctions began to fail in mid-2007. It is possible that the Company may experience further impairment charges or liquidation losses on the remaining ARS it holds (see Note 5).

Political Contingencies – At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The Bolivian government may alter its policies with respect to the mining industry in the future. In addition, the Bolivian government has recently enacted various changes to applicable mining taxes. These changes include increasing the income tax rate from 25% to 37.5% when metals prices are above specified thresholds, eliminating the creditability of the complementary mining tax (“CMT”) against the income tax when metals prices are above specified thresholds (deductibility of the CMT against the income tax is allowed), and establishing a separate CMT rate of up to 6% for silver. These changes, which became effective December 14, 2007, will result in a higher income tax burden for the Company. Maintained in the tax law applicable to mining is the refund to exporters of a percentage of import duties and value added tax. Also currently being considered at the parliamentary level is legislation that would eliminate the 25% surtax for taxable income over a threshold amount. The potential for the government to make additional changes that would have the effect of increasing the total tax burden on the San Cristóbal mine continues to exist, and any such changes could adversely affect the earnings and cash flow generated by the mine and the Company’s ability to recover its investment in the mine and meet obligations under the Facility and the related metal derivative positions.

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

In December 2007, the Bolivian Constituent Assembly approved a draft constitution for the Republic of Bolivia. The draft constitution, if approved, could significantly affect the legal framework governing mining in Bolivia. The draft constitution appears to affirm the May 2006 Constitutional Court ruling that limits the transferability of mining concessions. It is not certain how existing concessions and pledges, including San Cristóbal’s concessions and pledges to the Facility lenders, would be affected by those provisions of the draft constitution. In addition, the draft constitution provides that companies with existing concessions will be required to enter into mining agreements with the state within a year following ratification of the constitution by national referendum. The draft constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements. The draft constitution must now be ratified by a referendum of the Bolivian people, currently planned for early 2009. The Company cannot predict whether or when the constitution will be approved.

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

21. Foreign Currency

Gains and losses on foreign currency transactions consist of the following:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$15,631	$4,792

Total	$15,631	$4,792

The re-measurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia’s local currency.

22. Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(128,517)	$(183,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	36,225	4,865
Amortization of deferred financing costs	3,256	843
Accretion of asset retirement obligation	574	439
Amortization of premiums and discounts	(230)	11
Mark-to-market (gain) loss on derivative positions	(358,924)	194,236
Impairment of long-lived assets	615,032	—
Impairment of inventory	34,413	—
Loss on auction rate security investments	8,002	21,130
Gain on sale of interest in subsidiary	(63,071)	—
Minority interest in income (loss) of consolidated subsidiary	(133,042)	(61,833)
Stock compensation	2,913	2,803
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	(2,892)	(1,110)
(Increase) decrease in accrued interest receivable	132	662
Port fees applied to Port of Mejillones note receivable	2,091	782
Decrease in prepaid expenses and other assets net of amounts capitalized	(4,143)	—
Increase in inventories	(55,911)	(64,532)
Increase in value added tax recoverable, net	(54,174)	(30,432)
Increase in accrued interest payable	6,765	5,301
Increase in deferred revenue	8,782	—
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	20,103	(124)
Decrease in deferred taxes, net	(831)	(375)
Other increase (decrease)	2,603	(57)

Net cash provided by (used in) operating activities	$(60,844)	$(111,098)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended September 30
	2008	2007
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$27,572	$5,917

Supplemental disclosure of non-cash transactions:
Capitalized stock based compensation costs	$—	$493
Depreciation expense capitalized	—	3,214
Initial measurement of asset retirement obligation	1,168	460
Equipment acquired through capital lease	3,318	46,789
Capitalized port facility lease	—	12,283

23. Subsequent Events

Possible Transaction with Sumitomo

The Company has been in discussions with Sumitomo regarding the sale to Sumitomo of the Company’s interest in the San Cristóbal mine for a limited amount of cash and the assumption by Sumitomo of the related liabilities, including borrowings under the Facility and liabilities under the metal derivatives positions, net of the $91 million of restricted cash used as a margin against the derivatives. The discussions also contemplate the Company’s continued management of the mine and its receipt of limited contingent value rights. Any agreement in principle with Sumitomo on these matters would be subject, among other conditions, to definitive documentation and a restructuring of the Facility and the Notes. There can be no assurance that the parties will reach a definitive agreement. Concurrent with its discussions with Sumitomo, the Company, in consultation with its financial advisor, Jefferies & Company, Inc., is continuing to explore strategic and financial alternatives, including a sale of the Company, a sale of its interest in the San Cristóbal mine or in one or more of its exploration properties, and a voluntary filing under chapter 11 of the U.S. Bankruptcy Code.

If the Company were to enter into a letter of intent regarding the sale, the Company will reclassify the San Cristóbal asset group as held for sale on the consolidated balance sheet, with a corresponding gain or loss recorded in the consolidated statement of operations. Based on discussions to date with Sumitomo and current metals prices, which impact the value of the metal derivatives positions relating to the asset group, the Company believes that cash sales proceeds would be limited and a substantial loss would be recorded on such sale. The ultimate amount of gain or loss on the sale would depend on the value of the metal derivatives positions at the date of closing, as well as the final terms of the transaction. On completion of a sale transaction, the asset group would be deconsolidated and the related minority interest eliminated, among other effects.

Loan Agreement Amendments

On each of October 1, 2008 and October 31, 2008, the Loan Agreement with the Sumitomo subsidiary SC Minerals was amended to increase the amount of available borrowings by $25.0 million, for a total increase of $50.0 million. At November 7, 2008, $82.0 million of the $100.0 million available under the amended Loan Agreement had been borrowed (see Note 12). The remaining amount may be borrowed at any time until December 31, 2008.

Per the terms of the Loan Agreement, SC Minerals may, at its option, convert outstanding advances (including accrued interest) into additional MSC shares at any time. Based on the full $100.0 million of available borrowings and assuming no payments are made by MSC prior to maturity, if SC Minerals were to convert all amounts payable into MSC shares as of the maturity date, the Company’s indirect ownership interest in MSC would be reduced to approximately 46.4% (approximately 52.9% on conversion of principal only).

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis summarizes the results of operations of Apex Silver Mines Limited (“Apex Silver” or “we”) for the three and nine month periods ended September 30, 2008 and changes in our financial condition from December 31, 2007. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the period ended December 31, 2007.

We are a mining, exploration and development company that owns 65% of and operates the San Cristóbal silver, zinc and lead mine in Bolivia through our subsidiary, Minera San Cristóbal, S.A. (“MSC”). We have focused our resources primarily on the development of our San Cristóbal mine, which began producing silver bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operating levels in the fourth quarter 2007. Prior to the third quarter 2007, we did not have mining operations from which product was being produced and sold; consequently, we had not previously reported operating income.

In light of the significant liquidity issues facing Apex Silver as described below, we have been exploring strategic and financial alternatives to effect a comprehensive restructuring of our operations and capital structure, and have been in discussions with Sumitomo regarding the possible sale to Sumitomo of our interest in the San Cristóbal mine and our continued management of the mine. The proposed transaction would be subject to significant conditions as described below and, if completed, would result in a change in the nature of our operations. In particular, we would cease operations as a mining business, while continuing business as a management services and exploration company.

Overview

Liquidity

Declining metals prices, among other factors, have caused continued significant deterioration in our liquidity. We have been in discussions regarding certain covenants and metals derivatives payments under the project finance facility (the “Facility”), liquidity issues and other matters with the Facility lenders, the counterparties under the metal derivatives positions and Sumitomo Corporation (“Sumitomo”), which owns the remaining 35% of the San Cristóbal mine. Based on discussions to date, we believe that these matters can be resolved only by a comprehensive restructuring of our operations and capital structure.

We have been in discussions with Sumitomo regarding the sale to Sumitomo of our interest in the San Cristóbal mine for a limited amount of cash and the assumption by Sumitomo of the related liabilities, including borrowings under the Facility and liabilities under the metal derivatives positions, net of the $91 million of restricted cash used as a margin against the derivatives. The discussions also contemplate our continued management of the mine and our receipt of limited contingent value rights. Any agreement in principle with Sumitomo on these matters would be subject, among other conditions, to definitive documentation and a restructuring of the Facility and our 2.875% and 4.0% convertible subordinated notes due 2024 (the “Notes”). There can be no assurance that we will reach a definitive agreement with Sumitomo. Concurrent with our discussions with Sumitomo and in consultation with our financial advisor, Jefferies & Company, Inc., we are continuing to explore strategic and financial alternatives, including a sale of Apex Silver, a sale of our interest in the San Cristóbal mine or in one or more of our exploration properties, and a voluntary filing under chapter 11 of the U.S. Bankruptcy Code.

Sumitomo Line of Credit

From August 11, 2008 through November 7, 2008, MSC has borrowed $82.0 million of the $100.0 million available under our line of credit agreement with a Sumitomo subsidiary (the “Loan Agreement”). Under the Loan Agreement, the lender may, at its option, convert outstanding advances (including accrued interest) into additional MSC shares at any time. The remaining amount may be borrowed at any time until December 31, 2008.

San Cristóbal Operations

        Concentrator throughput, metal recovery, concentrate production and payable metals production continued to improve during the third quarter 2008 at our San Cristóbal mine. Concentrator throughput for the third quarter averaged 36,700 tonnes per day, approximately 92% of the 40,000 tonnes per day designed capacity. During August 2008, throughput averaged 39,200 tonnes per day but was down slightly in September as the result of a planned maintenance shutdown. During the first half of October, the plant experienced an unscheduled shutdown as the result of the failure of certain electronics controlling the SAG mill. We were able to restart the SAG mill using components from one of the two ball mills and continued operating with the SAG mill and a single ball mill until the components were replaced in mid-October. As a result, October throughput averaged approximately 30,000 tonnes per day with 40,800 tonnes per day average throughput for the last 14 days of October. With the improved process water availability of 40,000 cubic meters per day, we believe we have sufficient water to sustain concentrator throughput at design levels.

Payable metals production during the third quarter was approximately 4.7 million ounces of silver, 51,000 tonnes of zinc and 20,000 tonnes of lead, an increase of 12%, 21% and 33%, respectively, over second quarter payable production.

During the third quarter 2008, operating margins at our San Cristóbal mine were adversely affected by declines in lead, zinc and silver prices which have declined 40%, 55% and 30%, respectively since the beginning of the third quarter. In addition costs for reagents, diesel fuel and other materials consumed in the operation remained at substantially high levels during the third quarter 2008.

Settlement of Metal Derivative Positions

During the three and nine month periods ended September 30, 2008, we made cash payments of $45.0 million and $157.0 million respectively to settle the metal derivative positions required by the Facility that matured during the respective periods. The amount of cash required to settle the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates. Based on October 31, 2008 metals prices, we expect cash settlement of our remaining derivative positions maturing during the fourth quarter of 2008 to require approximately $21 million, with approximately equal amounts of derivatives maturing each month.

Non-GAAP Financial Measures

Our management uses several non-GAAP measures to provide an indication of the cash generating capabilities of the San Cristóbal mine and to manage and evaluate operating performance. These measures include “gross value from payable metals” and “estimated cash operating cost”, each of which differs from measures of performance determined in accordance with GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations to be determined under GAAP and may not be comparable to similarly titled measures of other companies.

Gross Value From Payable Metals

The term “gross value from payable metals” refers to the gross value of the concentrates delivered or to be delivered to smelters, without deduction for amounts retained by the smelters to cover treatment and refining charges. This measure differs from revenue determined in accordance with GAAP. The revenue we recognize in accordance with GAAP is dependent on the price for the payable silver, zinc and lead contained in the concentrates sold during the period plus any adjustments to the price for sales made in previous periods for which final settlement is pending, less amounts retained by the smelters to cover treatment and refining charges.

The following table reconciles the non-GAAP measure “gross value from payable metals” to the GAAP measure, sales of concentrates. “Gross value from payable metals” includes mark-to-market adjustments of negative $4.1 million and positive $4.4 million for the three and nine months ended September 30, 2008, respectively, related to concentrates sold but not settled prior to June 30, 2008 and January 1, 2008, respectively.

	Concentrates		Total
	Zinc/Silver	Lead/Silver
	(in thousands)
Three months ended September 30, 2008
Gross value from payable metals	$110,721	$86,932	$197,653
Less: Deductions by smelters for treatment and refining charges	(34,331)	(14,533)	(48,864)

Sales of concentrates	$76,390	$72,399	$148,789

Nine months ended September 30, 2008
Gross value from payable metals	$234,431	$204,972	$439,403
Less: Deductions by smelters for treatment and refining charges	(66,168)	(27,915)	(94,083)

Sales of concentrates	$168,263	$177,057	$345,320

The following table sets forth gross value per unit based on “gross value from payable metals” reconciled to GAAP in the table above. Gross value per unit is arrived at by dividing “gross value from payable metals” for each metal produced by the payable metals contained in concentrates sold during the period. “Gross value from payable metals” includes mark-to-market adjustments of negative $4.1 million and positive $4.4 million for the three and nine months ended September 30, 2008, respectively, related to concentrates sold but not settled prior to June 30, 2008 and January 1, 2008, respectively.

	Payable Metals Contained in Concentrates
	Silver	Zinc	Lead	Total
	(in thousands except gross value per unit)
Three months ended September 30, 2008
Gross value from payable metals	$62,988	$99,740	$34,925	$197,653

Divided by: Quantity of metals sold (silver ounces, zinc and lead pounds)	4,687	131,698	39,715

Gross value per unit	$13.44	$0.76	$0.88

Nine months ended September 30, 2008
Gross value from payable metals	$154,468	$205,490	$79,445	$439,403

Divided by: Quantity of metals sold (silver ounces, zinc and lead pounds)	9,805	242,096	78,580

Gross value per unit	$15.75	$0.85	$1.01

Cash Operating Costs

Presented below are the estimated cash operating costs for silver and zinc production on two separate, alternative bases. Estimated cash operating costs for silver are calculated by assuming that San Cristóbal produces silver with zinc and lead by-products. Total operating costs are allocated to silver, and estimated revenues from zinc and lead production are credited against those costs. Similarly, estimated cash operating costs for zinc are calculated by assuming that San Cristóbal produces zinc with silver and lead by-products. In this calculation, total operating costs are allocated to zinc, and estimated revenues generated from silver and lead production are credited against those costs.

The term “estimated cash operating cost” includes actual mining, milling and mine related overhead costs, mine royalty taxes, inland freight costs, and marketing costs incurred on concentrate production during the period. Estimated cash operating costs also includes estimated ocean freight and insurance costs for concentrates produced during the period. Estimated cash operating costs for silver also includes projected off-site costs related to silver refining charges. Estimated cash operating costs for zinc also includes projected off-site costs related to treatment and smelting charges for zinc-silver concentrates. Estimated cash operating costs exclude income taxes, depreciation, amortization and provisions for reclamation. This measure differs from costs applicable to sales determined in accordance with GAAP. Costs applicable to sales in accordance with GAAP reflect costs incurred for concentrates sold during the period, as opposed to concentrates produced, and includes actual costs for ocean freight and insurance. In addition, costs applicable to sales do not include amounts retained by smelters to cover refining, treatment and smelting charges.

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

The following tables set forth the non-GAAP measure “estimated cash operating costs” reconciled to the GAAP measure, costs applicable to sales:

	Estimated Cash Operating Costs Reconciled to GAAP (Costs Applicable to Sales)
	Estimated Cash Costs of Production		Reconciliation to GAAP Costs Applicable to Sales
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2008		September 30, 2008
	(in thousands)
Estimated cash operating costs
Cash cost - site (actual)	$73,108	$188,944	$73,108	$188,944
Other off-site cash costs (actual)	1,933	4,959	1,933	4,959
Complementary mining tax (royalty) (actual)	10,706	30,908	10,706	30,908
Ocean freight and insurance (estimated)	16,063	37,919

Total estimated cash operating cost	$101,810	$262,730

Reconciliation to GAAP
Actual ocean freight and insurance			21,581	41,673
Write down of concentrate inventories			4,243	4,243
Change in inventory (excluding depreciation, depletion and amortization)			12,509	(14,887)

Costs applicable to sales			$124,080	$255,840

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

The following tables set forth the average cash operating cost per ounce of silver or pound of zinc produced based on “estimated cash operating cost” reconciled to GAAP in the table above:

	Estimated Cash Costs of Production and Average Cash Operating Cost of Metal Produced
	Silver		Zinc
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2008		September 30, 2008
	(in thousands except per unit amounts)
Estimated cash costs of production
Average cash operating cost	$101,810	$262,730	$101,810	$262,730
Treatment and refining costs	1,893	4,053	32,157	80,841
Estimated by-product credits
Lead	(26,362)	(73,312)	(26,362)	(73,312)
Zinc	(56,927)	(168,433)	—	—
Silver	—		(67,127)	(188,233)

Estimated cash costs of production	$20,414	$25,038	$40,478	$82,026

Average cash operating cost per unit
Silver - ounces produced	4,701	11,839
Zinc - pounds produced			111,119	267,894
Average cash operating cost	$21.66	$22.19	$0.92	$0.98
Treatment and refining costs	0.40	0.34	0.29	0.30
Estimated by-product credits	(17.72)	(20.42)	(0.84)	(0.98)

Average cash operating cost per ounce of silver or pound of zinc produced	$4.34	$2.11	$0.37	$0.30

Results of Operations

Three Months Ended September 30, 2008

Sales of Concentrates. During the third quarter 2008, we recorded sales of concentrates of $148.8 million which includes a negative $4.1 million mark-to-market adjustment related to sales made in prior periods. For sales during the third quarter 2007 see Costs Applicable to Sales below.

Costs Applicable to Sales. During the third quarter 2008, costs applicable to sales totaled $124.1 million. These costs relate to mining, milling, marketing and transportation of concentrates sold to our customers. The first concentrate production from San Cristóbal occurred during the third quarter 2007 in which $7.7 million of concentrate sales were netted against $20.1 of operating costs incurred during the period with the resulting $12.4 of net expense being recorded to production startup income/expense, net.

Exploration. Exploration expense was $6.3 million for the third quarter 2008 compared to $3.0 million for the third quarter 2007. Exploration expense was incurred primarily in Argentina, Mexico and Peru. Exploration costs have increased during the third quarter 2008 as compared to the same period of 2007 as we are performing additional drilling on certain prospects and incurring costs for preliminary metallurgical, engineering and environmental work on a property in Argentina.

Administrative. Administrative expense was $7.8 million for the third quarter 2008 compared to $7.5 million for the third quarter 2007. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation expense, professional fees paid for accounting and legal services, office and equipment lease costs and other general expenses.

Gain (Loss) on Metal Derivatives Positions. For the third quarter 2008, we recorded a gain related to our metal derivative positions in the amount of $163.3 million compared to a loss of $136.9 million on our metal derivative positions for the third quarter 2007. Gains and losses are the result of marking-to-market our open metal derivative positions and metal derivative positions settled during the period, as compared to the previous quarter, based upon changes in spot and forward prices for silver, zinc and lead. The gain for the third quarter 2008 was the result of declining silver, lead and zinc prices during the period. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $17.5 million for the third quarter 2008 compared to $4.7 million recorded during the third quarter 2007. The 2008 increase is the result of the commencement of operations at our San Cristóbal mine and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the mining property. During the third quarter 2007, depreciation and amortization costs incurred in connection with the development of the mine totaling $1.0 million were capitalized.

Interest and Other Income. We recorded interest and other income of $1.3 million for the third quarter 2008 compared to $5.5 million recorded during the third quarter 2007. The 2008 decrease in interest and other income is the result of lower average cash and investment balances that we held during the third quarter 2008 compared to the same period 2007. Available interest rates were also lower for the third quarter 2008 as compared to the same period 2007.

Loss on Auction Rate Securities. During the third quarter 2008, we recognized a $4.9 million loss related to an impairment charge on our auction rate securities (“ARS”). The impairment charge is the result of deteriorating markets for certain of the ARS we hold for which the auctions continue to fail. During the third quarter 2007, we recognized an initial impairment charge of $21.1 million related to our ARS as the first auctions began to fail during that period.

Interest Expense and Other Borrowing Costs. During the third quarter 2008, we recognized $15.6 million of interest expense and other borrowing costs. We recognized interest expense and other borrowing costs during the third quarter 2007 of $7.3 million which is net of approximately $6.0 million of interest capitalized during the period. Interest costs for both periods are primarily related to the Convertible Senior Subordinated Notes Due 2024, the Facility and capital leases. The increase in 2008 costs was primarily the result of increased borrowings outstanding under the Facility and an increase in capital leases.

Income Taxes. During the third quarter 2008, we recorded an income tax benefit of $7.6 million as compared to income tax expense of $0.4 million for the third quarter 2007. The income tax benefit is the result of losses during the period, primarily due to the writedown of inventories at the San Cristóbal mine. The effective tax rate is significantly different than the Bolivian statutory rate of 37.5% primarily due to (i) the recognition of, for local tax purposes only, both unrealized foreign exchange gains on the San Cristóbal project’s U.S. dollar denominated liabilities and inflationary gains on the San Cristóbal project’s non-monetary assets and equity, (ii) the valuation allowance placed on deferred tax assets in certain subsidiaries, and (iii) non-taxable gains from metals derivative positions which are held primarily in a Cayman Islands subsidiary. The recognition of unrealized foreign exchange gains and inflationary gains referred to in (i) above significantly influence our overall effective tax rate and cannot be estimated with reliance. Therefore, we have used the actual effective tax rate for the period.

Minority Interest. During the third quarter 2008, we allocated losses to the minority interest holder of $168.2 million as compared to allocated losses of $33.5 million for the third quarter 2007. The 2008 amount is primarily related to Sumitomo’s interest in certain losses related to the San Cristóbal property, impairment charges and inventory write downs partially offset by gains related to marking the open metal derivative positions to market and operating gains at San Cristóbal . During the third quarter 2008, Sumitomo advanced an additional $19.3 million to fund its share of operating costs related to the San Cristóbal mine, we recorded $4.2 million of interest due Sumitomo on our share of advances to fund the San Cristóbal mine and Sumitomo loaned MSC $50.0 million under the Loan Agreement, all of which was recorded to minority interest.

Nine Months Ended September 30, 2008

Sales of Concentrates. During the first nine months of 2008, we recorded sales of concentrates of $345.3 million, including a $4.4 million positive settlement adjustment related to sales made in 2007. For sales during the first nine months of 2007, see “Costs Applicable to Sales” below.

Costs Applicable to Sales. During the first nine months of 2008, costs applicable to sales totaled $255.8 million. These costs related to mining, milling, marketing and transportation of concentrate sold to our customers. The first concentrate production from San Cristóbal occurred during the third quarter 2007 in which $7.7 million of concentrate sales were netted against $20.1 of operating costs incurred during the period with the resulting $12.4 of net expense being recorded to production startup income/expense, net.

Exploration. Exploration expense was $21.4 million during the first nine months of 2008 compared to $9.3 million during the first nine months of 2007. Exploration expense was incurred primarily in Argentina, Mexico and Peru. Exploration costs have increased during the first nine months of 2008 as compared to the same period of 2007 as we are performing additional drilling on certain prospects and incurring costs for preliminary metallurgical, engineering and environmental work on the El Quevar property in Argentina.

Administrative. Administrative expense was $18.3 million during the first nine months of 2008 compared to $19.2 million during the first nine months of 2007. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation, professional, office and equipment lease costs and other general expenses.

Gain (Loss) on Metal Derivatives Positions. For the first nine months of 2008 we recorded a gain related to our metal derivative positions in the amount of $358.9 million compared to a loss of $194.2 million for the first nine months of 2007. Gains and losses are the result of marking-to-market our open metal derivative positions and metal derivative positions settled during the period, as compared to the previous period, based upon changes in spot and forward prices for silver, zinc and lead. The gain for the first nine months of 2008 was primarily the result of declining silver, lead and zinc prices during the period. During the periods that the metal derivative positions are outstanding, gains and losses may fluctuate substantially from period to period based on spot prices, forward prices and quoted option volatilities.

Depreciation, Depletion and Amortization. We recorded depreciation, depletion and amortization expense of $36.2 million for the first nine months of 2008 compared to $4.9 million recorded during the first nine months of 2007. The 2008 increase was the result of the commencement of operations at our San Cristóbal mine and the recording of depreciation, depletion and amortization expense related to the processing plant, mining equipment and other assets related to the mining property. During the first nine months of 2007, depreciation and amortization costs incurred in connection with the development of the mine totaling $3.2 million were capitalized.

Interest and Other Income. We recorded interest and other income of $5.2 million during the first nine months of 2008 compared to $19.1 million recorded during the first nine months of 2007. The 2008 decrease in interest and other income was the result of lower average cash and investment balances held during the first nine months of 2008 compared to the same period 2007. Available interest rates were also lower during the first nine months of 2008 as compared to the same period 2007.

Loss on Auction Rate Securities. During the first nine months of 2008, we recognized an $8.0 million impairment charge on our ARS. The impairment charge is the result of deteriorating markets for certain of the ARS we hold for which the auctions continue to fail. During the first nine months 2007, we recognized an initial impairment charge of $21.1 million related to our ARS as the first auctions began to fail during the third quarter 2007.

Interest Expense and Other Borrowing Costs. During the first nine months of 2008, we recognized $45.8 million of interest expense and other borrowing costs. We recognized interest expense and other borrowing costs during the first nine months of 2007 of $7.3 million which is net of approximately $29.6 million of interest capitalized during the period. Interest costs for both periods are primarily related to the Notes, the Facility and capital leases. The increase in 2008 costs was primarily the result of increased borrowings outstanding under the Facility and an increase in capital leases.

Income Taxes. During the first nine months of 2008, we recorded income tax expense of $14.2 million as compared to $0.5 million for the first nine months of 2007, due mostly to taxable income generated at the San Cristóbal mine. The 2008 effective tax rate of -5.7% is significantly different than the Bolivian statutory rate of 37.5% primarily due to (i) the recognition of, for local tax purposes only, both unrealized foreign exchange gains on the San Cristóbal project’s U.S. dollar denominated liabilities and inflationary gains on the San Cristóbal project’s non-monetary assets and equity, (ii) the valuation allowance placed on deferred tax assets in certain subsidiaries, and (iii) non-taxable gains from metals derivative positions which are held primarily in a Cayman Islands subsidiary. The recognition of unrealized foreign exchange gains and inflationary gains referred to in (i) above significantly influence the Company’s overall effective tax rate and cannot be estimated with reliance. Therefore, the Company has used the actual effective tax rate for the year-to-date period.

Minority Interest. During the first nine months of 2008, we allocated losses to the minority interest holder of $133.0 million as compared to allocated losses of $61.8 million for the first nine months of 2007. The 2008 amount is primarily related to Sumitomo’s interest in certain losses related to San Cristóbal property, plant and equipment impairment charges and inventory write downs partially offset by gains related to marking the open metal derivative positions to market and operating gains at San Cristóbal. In accordance with GAAP, we do not allocate losses to the minority interest in excess of the minority owner’s recorded interest in the subsidiary and at December 31, 2007, we had absorbed approximately $23.6 million of losses that normally would have been allocated to the minority interest. Also during the first nine months of 2008, Sumitomo advanced an additional $57.8 million to fund its share of operating costs related to the San Cristóbal mine, the Company recorded $8.8 million of interest due Sumitomo on its cumulative share of advances to fund the San Cristóbal mine and Sumitomo loaned MSC $50.0 million under the Loan Agreement, all of which was recorded to minority interest.

Liquidity and Capital Resources

Declining metals prices, among other factors, have caused continued significant deterioration in our liquidity, and we have relied increasingly on borrowings under the Loan Agreement with Sumitomo to fund cash needs associated with the San Cristóbal mine. We have been in discussions regarding certain covenants and metals derivatives payments under the Facility, liquidity issues and other matters with the Facility lenders, the counterparties under the metal derivatives positions and Sumitomo. Based on discussions to date, we believe that these matters can be resolved only by a comprehensive restructuring of our operations and capital structure. We have been in discussions with Sumitomo regarding the possible sale to Sumitomo of our interest in the San Cristóbal mine and related liabilities and our continued management of the mine. This transaction would be subject, among other conditions, to definitive documentation and a restructuring of the Facility and the Notes. There can be no assurance that the discussions with Sumitomo will lead to a definitive agreement or that we will be able to accomplish the restructuring. Concurrent with our discussions with Sumitomo, we, in consultation with our financial advisor, Jefferies & Company, Inc., are continuing to explore other strategic and financial alternatives, including a sale of Apex Silver, our interest in the San Cristóbal mine or in one or more of our exploration properties, and a voluntary filing under chapter 11 of the U.S. Bankruptcy Code.

As described more fully below, the San Cristóbal mine will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, we are not in compliance with our consolidated tangible net worth covenant under the Facility and believe that we would be unable to cure the breach of covenant within the period provided in the Facility, which would constitute an event of default under the Facility. The occurrence of an event of default would entitle the Facility lenders to accelerate all indebtedness under the Facility and the counterparties to terminate the related metals derivative positions. A default may also occur under the Notes if the Company is in default of other material debt obligations.

September 30, 2008 Cash and Investments

At September 30, 2008, our aggregate cash, restricted cash, short- and long-term investments totaled $153.8 million, compared to an aggregate of $220.7 million in cash, restricted cash, short- and long-term investments and restricted investments at December 31, 2007. Cash and investments at September 30, 2008 includes $34.0 million of unrestricted cash and cash equivalents, $10.6 million of unrestricted short and long-term investments, $13.9 million of currently illiquid ARS classified as long-term (see Note 5 to our unaudited consolidated financial statements), $91.0 million of cash that is restricted to collateralize the open metal derivative positions required by the

Facility, and $4.3 million of cash held in a collateral account that is restricted to the operating requirements at the San Cristóbal mine and interest and principal payments on the Facility (see Note 12). At September 30, 2008, our aggregate unrestricted cash and investments (excluding ARS) totaled $44.6 million. During October and through November 7, 2008, we have used $9.1 million of this amount to fund MSC.

Funding of San Cristóbal and other Cash Requirements

During the first nine months of 2008, we and Sumitomo provided $202.0 million in funding to MSC, including $105.0 million in the third quarter, to augment cash flow from concentrate sales in order to settle metal derivative positions required in connection with the Facility and to fund operating costs, income and other taxes, capital costs and financing costs. We funded $94.2 million of this amount, and the remaining $107.8 million was funded by Sumitomo, including $50.0 million advanced under the Loan Agreement. In October and through November 7, 2008, we and Sumitomo have funded an additional $46.0 million to MSC, of which we funded $9.1 million and Sumitomo funded $36.9 million, including $32.0 million advanced under the increased line of credit available under the Loan Agreement. MSC operating cash flow has been adversely affected during 2008 by falling metals prices which from January 1, 2008 through November 6, 2008 have declined by about 30% for silver, 55% for zinc and 40% for lead and from July 1, 2008 through November 6, 2008 metals prices have fallen about 40% for silver, 40% for zinc and 20% for lead. Operating margins in 2008 were also adversely affected by lower than anticipated production, and increased costs for reagents, diesel fuel and other materials consumed in the operation. Rising fuel costs in the second quarter of 2008 have increased costs for power and mine equipment operation, as well as for transportation of materials into and out of the operation. Operating margins for 2008 have also been negatively affected by industry-wide increases in treatment and refining charges, which have approximately doubled from 2007 for lead concentrates and risen about 30% for zinc concentrates.

In addition to operating costs, sustaining capital expenditures and taxes payable, we expect that MSC will have aggregate debt service and derivative settlement requirements of approximately $220.0 million during the next 12 months (from October 2008 through September 2009). This amount includes $95.0 million in scheduled principal and interest payments under the Facility, $72.0 million to fund the operating and debt service reserve accounts required under the Facility by December 2008, and approximately $53.0 million to settle derivative positions maturing during the period based on metals prices at November 6, 2008. Prices at November 6, 2008 were $10.41 per ounce silver, $0.50 per pound zinc, and $0.67 per pound lead. We project that cash flow from operations during the next 12 months will be insufficient to fund these amounts and that MSC will require approximately, $386.0 million of funding from October 2008 through September 2009 based on November 6, 2008 metals prices. Our share of this funding requirement would be approximately $251.0 million, which exceeds our current cash and investment balances and expected sources of funding (including MSC operating cash flow) during the period.

The projected level of required funding for MSC is an estimate and will be affected by a variety of factors, including metals prices, the amount and timing of concentrate production and shipments, revenues and related cash receipts and expenditures, many of which are beyond our control and difficult to predict given the mine’s limited operating history. If MSC were to experience further unanticipated disruptions in production, or if projected metals prices, recovery rates or mine and mill cost estimates are not substantially achieved as projected, contributions may be required in significantly greater amounts than currently estimated.

Facility Compliance

The San Cristóbal mine has not initiated certain performance tests required to achieve “completion”, and thus will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, the Facility requires us to maintain a minimum consolidated tangible net worth (“TNW”) of $280 million. The writedown of the San Cristóbal assets (see Note 3 of the unaudited consolidated financial statements) has reduced our TNW below this amount. We believe that we will be unable to cure this breach of covenant, and the failure to do so for 30 days following notice from the lenders would also constitute an event of default under the Facility. The occurrence of an event of default would entitle the Facility lenders to accelerate all indebtedness under the Facility and the counterparties to terminate the related metals derivative positions. Our 65% share of the Facility and approximately $225.0 million outstanding derivative position liability at September 30, 2008 totals approximately $292.5 million. We do not have, and do not expect to have, sufficient cash and investments to settle fully our share of these obligations if they were to be immediately due and payable and believe that we would face significant challenges in obtaining additional funding to do so. If we were unable to repay these obligations when due, the lenders and the counterparties under the derivative positions would be entitled to enforce their liens and take possession of collateral securing indebtedness under the Facility and the metals derivative positions, including the assets that comprise the San Cristóbal mine and $91.0 million of cash and investments that are pledged as security for the derivative positions. A failure to pay amounts due and payable under the Facility and the derivative positions, including upon acceleration, would also result in a default under the terms of the Notes, entitling the holders to accelerate the maturity thereof. The Notes had an aggregate principal amount outstanding of $290.0 million at September 30, 2008.

In addition, following “completion,” cash flows from the mine must meet minimum loan coverage ratios computed using metals prices set forth in the Facility, which are lower than current market prices in the case of silver and lead. Specifically, for production during 2009, the debt service coverage ratio will be computed using metals prices of $7.32 per ounce for silver, $0.61 per pound for zinc, and $0.32 per pound for lead. At November 6, 2008, cash settlement metals prices were $10.41 per ounce for silver, $0.50 per pound for zinc and $0.67 per pound for lead. Based on current operating costs and the Facility mandated metals prices, we do not expect to meet the financial covenant requirements under the Facility and must either obtain a concession from the lenders to allow use of higher metals prices to calculate the ratios or otherwise amend the covenants in the Facility. Based on its discussions with the lenders to date, we do not believe that such a concession will be forthcoming in the absence of a comprehensive restructuring of our operations and capital structure.

Classification of Debt as Current

As described above, the San Cristóbal mine will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, it is an event of default under the Facility if any event, condition or occurrence occurs that has a material adverse effect (“MAE”). In general, an MAE is defined as a material adverse effect on our condition (financial or otherwise). Given the significant decline in metals prices that has occurred from the beginning of the third quarter 2008 and the resulting impact on our liquidity and financial resources, as discussed above, we believe that the Facility lenders could assert that an MAE has occurred with respect to our financial condition and declare a default under the Facility. Accordingly, we have reclassified all of our debt under the Facility and the related liability under our metal derivatives positions as current liabilities as of September 30, 2008. Because a default occurs under the Notes if we are in default on other material debt obligations, we have also reclassified the Notes as current liabilities as of September 30, 2008.

Significant Accounting Policies

See Part I, Item 1. Note 3 to the Unaudited Consolidated Financial Statements for a discussion of significant accounting policies including recently adopted standards and new accounting standards.

Contractual Obligations

Our primary contractual obligations at September 30, 2008 are related to the Facility and metal derivative positions required by the Facility, capital lease obligations related to mining equipment at our San Cristóbal mine and interest obligations related to our outstanding Notes. There have not been any significant additions or modifications to our contractual obligations during the nine months ended September 30, 2008. However, refer to the discussion in Liquidity and Capital Resources above.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•	Ongoing discussions with Sumitomo regarding a possible sale of our interest in the San Cristóbal mine and the restructuring of our operations and capital structure;

•	Our expected inability to comply with certain covenants in the Facility and the potential amendments to the Facility that may be sought from our lenders;

•

Anticipated additional funding requirements for San Cristóbal, including the expectation that sales from San Cristóbal will not cover operating, derivative settlements and other costs for the mine during 2008 and 2009 and that we will be required to contribute additional amounts to San Cristóbal in 2008 and 2009;

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

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•

our ability to reach a definitive agreement with Sumitomo with respect to the sale of our interest in the San Cristóbal mine, including resolution of terms under which we would continue as the manager of the mine and to reach a comprehensive restructuring of our capital structure with the Facility lenders and the holders of the Notes, among others;

•	our ability to continue to retain key management and mining personnel during the pendency of our restructuring to assure continued production at the San Cristóbal mine;

•	the potential impact of our proposed restructuring on our relations with the Bolivian government and key suppliers and customers as they relate to the continued operation of the San Cristóbal mine;

•

our ability to manage our remaining liquidity to meet our cash requirements as we pursue our restructuring, including our ability to achieve, as necessary, a restructuring of our operations or indebtedness as described elsewhere herein;

•

the nature of our business if we achieve a comprehensive restructuring of our operations, including the impact on the presentation of our results of operations and financial condition of the reclassification of the San Cristóbal asset group as assets held for sale and of any sale of our interest in that asset group, if completed;

•

our ability to achieve amendments to the Facility and the Notes to avoid the defaults that will result from our failure to achieve “completion” as defined in the Facility or other covenants under the Facility, and our ability to comply with the amended covenants, if we are unable to achieve a comprehensive restructuring of our operations and capital structure;

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

•

our ability to reach agreement with Sumitomo regarding future development or operation of San Cristóbal, or failure to comply with agreements with Sumitomo related to the San Cristóbal mine, particularly if Sumitomo elects to convert loans under the Loan Agreement into shares of MSC, thus reducing our interest in the mine;

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

Interest Rate Risk

Our outstanding debt consists primarily of the Notes and amounts borrowed under the Facility. The Notes bear interest at a fixed rate and thus do not have exposure to interest rate changes. The Facility bears interest at the LIBOR rate plus a credit spread. With the full $225.0 million borrowed under the Facility, a 1% increase in the LIBOR rate would result in an annual increase in interest expense of $2.25 million. We have not entered into any agreements to hedge against unfavorable changes in interest rates but may in the future manage our exposure to interest rate risk.

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first nine months of 2008, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $1.3 million.

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

A secondary effect to transacting mostly in U.S. dollars is the exposure created, for purposes of calculating and paying foreign income tax, in those foreign jurisdictions whose local currency is other than the U.S. dollar. Certain jurisdictions, including Bolivia, require the recognition of unrealized exchange gains or losses in the calculation of taxable income. Because the Bolivian San Cristóbal mine has been funded with U.S. dollar denominated financing, it has significant U.S. dollar liabilities. The translation from U.S. dollars to the Bolivian currency (the Boliviano or BOB) creates an unrealized gain or loss depending on the movement in exchange rates during the period. As disclosed in Note 16 (Income Taxes), an unrealized exchange gain of $63.0 million ($23.6 million tax effected at 37.5%) has been recognized for tax purposes in the current period due to the recent devaluation of the U.S. dollar relative to the Boliviano. This gain is only recognized for local jurisdiction purposes, and is not reflected in GAAP since the U.S. dollar is the functional currency for the Bolivia subsidiary and the recognition for income taxes is based on unrealized gains and losses. Should the U.S. dollar strengthen against the Boliviano, the San Cristóbal project would be able to deduct any unrealized losses incurred, for local tax reporting purposes only, due to holding liabilities in U.S. dollars.

We have previously engaged in a limited amount of currency hedging activities, but as of September 30, 2008, we did not hold any foreign currency derivative positions.

Commodity Price Risk

With the San Cristóbal mine producing concentrates beginning in the third quarter 2007, our primary source of income is from sales of concentrates containing silver, zinc and lead. As a result, changes in the price of any of these commodities could significantly affect our results of operations and cash flows.

As a requirement of the Facility, we were required to implement price protection for a portion of our planned silver, zinc and lead production from San Cristóbal. We have entered into contracts utilizing forward sales, puts and calls. Non-cash mark-to-market gains and losses from these metal derivatives and other derivative positions may fluctuate substantially from period to period based on spot and forward prices and option volatilities. The actual final financial impact of the metal derivative positions required by the Facility will not be known until the positions are closed on their future settlement dates. Looking forward from September 2008, our outstanding derivative positions provide price protection representing 8%, 11% and 13% of planned life-of-mine payable production of silver, zinc and lead, respectively, at San Cristóbal but represent a significantly higher proportion of our planned production during the next five years in which the metal derivative positions are in place. For the next five years of production from October 2008 through June 2013 (when the last metal derivative positions will be settled), and including the put option contracts that we own, we have price protection representing approximately 20%, 23% and 29% of planned production of silver, zinc and lead, respectively. See Note 14 to the Unaudited Consolidated Financial Statements for a detailed schedule of our metal derivative positions by year of settlement.

During the first nine months of 2008 we recorded a gain on our metal derivative positions in the amount of $358.9 million. As of September 30, 2008 the estimated fair value of our open metal derivative positions reflected a net $225.1 million liability. We began to settle the metal derivative positions required by the Facility during the third quarter 2007, as they have matured, and have made cash payments totaling $205.3 million to date. At the time of final settlement, the gain or loss recorded excludes previously recognized non-cash mark-to-market gains or losses. The actual financial impact of the remaining metal derivative positions will not be known until the positions are closed on their future settlement dates. Non-cash mark-to-market gains and losses from the open metal derivative positions have fluctuated substantially from period to period based on spot and forward prices and option volatilities and will most likely continue to do so as long as the metal derivative positions are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material developments to proceedings previously discussed in our Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

We are facing increasingly significant liquidity challenges and, regardless of whether we are able to achieve a significant restructuring of our operations and capital structure, we may need to seek protection under chapter 11 of the U.S. Bankruptcy Code.

Declining metals prices, among other factors, have caused continued significant deterioration in our liquidity, and we have relied increasingly on borrowings under the Loan Agreement to fund our cash needs associated with the San Cristóbal mine. We have been in discussions regarding certain covenants and metals derivatives payments under the Facility, liquidity issues and other matters with the Facility lenders, the counterparties under the metal derivatives positions and Sumitomo. Based on discussions to date, we believe that these matters can be resolved only by a comprehensive restructuring of our operations and capital structure. Although we have entered into discussions with Sumitomo regarding the possible sale to Sumitomo of our interest in the San Cristóbal mine and related liabilities, among other matters, we have not yet entered into a letter of intent and any transactions would be subject to significant conditions. These include the completion of definitive documentation and a restructuring of the Facility and the Notes. There can be no assurance that the discussions with Sumitomo will lead to a definitive agreement or that we will be able to accomplish the restructuring. We are continuing to explore other strategic and financial alternatives, but we cannot provide any assurance that any alternative could be completed on acceptable terms or at all. Regardless of whether we are able to achieve a significant restructuring of our operations and capital structure or complete the proposed Sumitomo transaction, we may need to seek protection under chapter 11 of the U.S. Bankruptcy Code.

The San Cristóbal mine will not achieve completion by year-end 2008 as required by the Facility and we are not in compliance with the consolidated tangible net worth covenant in the Facility. The occurrence of an event of default would entitle the Facility lenders and the counterparties under the metal derivatives positions to exercise remedies against us and could also lead to a default or event of default under the Notes.

The San Cristóbal mine has not initiated certain performance tests required to achieve “completion”, and thus will not achieve completion by year-end 2008 as required by the Facility. In the absence of a waiver or other relief, this failure will constitute an event of default under the Facility as of January 1, 2009. In addition, the Facility requires us to maintain a minimum consolidated tangible net worth (“TNW”) of $280 million. The writedown of the San Cristóbal assets (see Note 3 of the unaudited consolidated financial statements) has reduced our TNW below this amount. We believe that we will be unable to cure this breach of covenant, and the failure to do so for 30 days following notice from the lenders would also constitute an event of default under the Facility. The occurrence of an event of default would entitle the Facility lenders to accelerate all indebtedness under the Facility and the counterparties to terminate the related metals derivative positions. We do not have, and do not expect to have, sufficient cash and investments to settle fully our share of these obligations and believe we would face significant challenges in obtaining additional funding to do so. If we were unable to repay these obligations when due, the Facility lenders and the counterparties under the metal derivative positions would be entitled to enforce their liens and take possession of collateral securing indebtedness under the Facility and the derivative positions, including the assets that comprise the San Cristóbal mine and $91 million of our cash and investments that are pledged as security for the derivative positions.

In addition, it is an event of default under the Facility if any event, condition or occurrence occurs that has a material adverse effect (“MAE”). Given the significant decline in metals prices that has occurred from the beginning of the third quarter 2008 and the resulting impact on our liquidity and financial resources, as discussed above, we believe that the Facility lenders could assert that an MAE has occurred with respect to our financial condition and declare a default under the Facility. Accordingly, we have reclassified all of our debt under the Facility and the related liability under our metal derivatives positions as current liabilities as of September 30, 2008. Because a default may occur under the Notes if we are in default on other material debt obligations, we have also reclassified the Notes as current liabilities as of September 30, 2008.

Our significantly impaired liquidity continues to affect our ability to manage the impact of operating issues that we may face.

Our liquidity challenges have significantly limited our ability to manage the impact of operating issues that we may face, including the loss of key management and mining personnel, any one of which could have a significant adverse effect on our ability to meet our obligations to vendors, customers or our lenders, which in turn could further materially adversely affect our liquidity and our ability to continue to operate the San Cristóbal mine as planned. Recently, certain of our vendors have changed the terms on which they are prepared to continue to provide us with goods and services. If we were unable to obtain these goods and services because of a payment dispute or otherwise, operations at the mine could be disrupted, which could have a further significant adverse effect on our liquidity. If we were to seek protection under chapter 11 of the U.S. Bankruptcy Code, we would be in default under certain guarantees and other agreements we have entered into in connection with the San Cristóbal mining including certain support agreements with the Facility lenders. These defaults could lead to accelerating the Facility debt and termination of the related derivative positions.

The sale of our interests in the San Cristóbal mine could change the basis of presentation of our results of operation and financial condition and result in additional significant losses.

We have been in discussions with Sumitomo regarding the possible sale of our interest in the San Cristobal mine, which would be conditioned, among other things, on a restructuring of the Facility and the Notes. If we achieve a restructuring of our operations and capital structure, we expect that our operations will change significantly. In particular, we would cease operations as a mining business, while continuing business as a management and exploration company, which would also change the basis of presentation of our results of operations and financial condition in material ways.

Moreover, if we were to enter into a letter of intent with respect to a proposed sale transaction, we anticipate that the San Cristóbal asset group would be reclassified as held for sale on the consolidated balance sheet, with a corresponding gain or loss recorded in the consolidated statement of operations. Based on discussions to date with Sumitomo and current metals prices, which impact the value of the metal derivatives positions relating to the asset group, we believe that cash sales proceeds would be limited and a substantial loss would be recorded on the sale. The ultimate amount of loss on the sale would be dependent on the value of the derivative liability at the date of closing, as well as the final terms of the transaction. On completion of a sale transaction, the asset group would be deconsolidated and the related minority interest eliminated, among other effects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Loan Agreement by and between SC Minerals Aktiebolag and Minera San Cristóbal, S.A. dated August 11, 2008 (incorporated by reference to the Form 8-K filed on August 15, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APEX SILVER MINES LIMITED

Date:	November 10, 2008	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	November 10, 2008	By:	/s/ Gerald J. Malys
Gerald J. Malys
Senior Vice President and Chief Financial Officer