Form 10-K
period 2008-12-31
APEX SILVER MINES LTD
filed 2009-03-16
CIK 1011509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13627

APEX SILVER MINES LIMITED
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands, British West Indies (State of Incorporation or Organization)	98-0514342 (I.R.S. Employer Identification No.)
Walker House Mary Street George Town, Grand Cayman Cayman Islands, British West Indies (Address of principal executive office)	Not Applicable (Zip Code)
(345) 949-0050 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Ordinary Shares, $0.01 par value	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $129 million, based on the closing price of the registrant's ordinary shares on the American Stock Exchange of $4.91 per share. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2008 included three shareholders who collectively held approximately 54% of its outstanding ordinary shares. The number of ordinary shares outstanding on March 11, 2009 was 59,000,832.

 EXPLANATORY NOTE

        On January 12, 2009, Apex Silver Mines Limited ("Apex Silver") and its wholly-owned subsidiary, Apex Silver Mines Corporation ("ASMC"), filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). A Joint Plan of Reorganization (the "Plan") was approved by the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 4, 2009, and Apex Silver is expected to emerge from Chapter 11 protection as a Delaware corporation named Golden Minerals Company on or about March 24, 2009. This annual report on Form 10-K provides information about operations of Apex Silver for the year ended December 31, 2008, as well as information about the expected operations of Golden Minerals Company, which will be the successor to Apex Silver for purposes of reporting under the U.S. federal securities laws.

 FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements. These statements include comments regarding:

  •
  Our pending Chapter 11 proceeding, including the timing of effectiveness of the Plan, the effects of the Chapter 11 proceeding on our business, and our ability to successfully reorganize and continue as a going concern under the terms contemplated in the Plan;

  •
  The management, plans and objectives of Golden Minerals Company;

  •
  Our ability to successfully consummate the sale of our interests in the San Cristóbal mine to Sumitomo Corporation ("Sumitomo");

  •
  The expected future financial condition and liquidity of our successor, Golden Minerals Company, including the ability of Golden Minerals Company to successfully raise additional capital following our emergence from bankruptcy and the timing of such potential future capital raises;

  •
  The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2009 on certain of our exploration properties;

  •
  Our ability to successfully manage the San Cristóbal mine and our ability to identify and capitalize on other similar opportunities to provide mining services;

  •
  Bolivian political and economic conditions; and

  •
  Planned spending on corporate costs and exploration activities.

        The use of any of the words "anticipate," "continues," "estimate," "expect," "may," "will," "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into, this annual report:

  •
  Failure to consummate the Plan;

  •
  Failure to consummate the proposed sale of our interests in the San Cristóbal mine to Sumitomo;

  •
  The ability of our successor, Golden Minerals Company, to raise necessary capital by the end of fiscal 2009 on acceptable terms or at all, particularly in light of the deterioration of financial market conditions and the persistent dislocation of the credit markets;

  •
  Our ability to successfully manage the San Cristóbal mine on behalf of Sumitomo under the terms of our proposed Management Agreement (defined below) and our ability to successfully expand our mine services business, particularly if metals prices experience significant declines;

  •
  Our ability to continue to retain key management and mining personnel necessary to successfully manage the San Cristóbal mine;

  •
  Worldwide economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our exploration properties;

  •
  Political and economic instability in Bolivia (and other countries in which we conduct our business) and future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government that may affect the management of the San Cristóbal mine; and

  •
  The factors discussed under "Risk Factors."

        Many of these factors are beyond our ability to control or predict. You should not unduly rely on our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to Apex Silver and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-K.

CONVERSION TABLE

        In this annual report on Form 10-K, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard to metric and metric to United States standard measurement systems are provided in the table below. All currency references in this annual report on Form 10-K are to United States dollars, unless otherwise indicated.

U.S. Unit	Metric Measure	Metric Unit	U.S. Measure
1 acre	0.4047 hectares	1 hectare	2.47 acres
1 foot	0.3048 meters	1 meter	3.28 feet
1 mile	1.609 kilometers	1 kilometer	0.62 miles
1 ounce (troy)	31.103 grams	1 gram	0.032 ounces (troy)
1 ton	0.907 tonnes	1 tonne	1.102 tons

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

"Mineralized Material" is that part of a mineral system that has potential economic significance but cannot be included in the proven and probable ore reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based upon such work have been resolved. The Securities and Exchange Commission (the "SEC") does not recognize this term and investors are cautioned not to assume that any part of mineralized material estimates will ever be converted into reserves.

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

"Proven Reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

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

 PART I

ITEMS 1 AND 2:    BUSINESS AND PROPERTIES

        Apex Silver Mines Limited, incorporated under the laws of the Cayman Islands in 1996, is engaged in the mining, exploration and development of silver and other mineral properties primarily in Latin America. On January 12, 2009, Apex Silver and its wholly-owned subsidiary, ASMC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the Bankruptcy Court. The Plan was approved by the Bankruptcy Court on March 4, 2009. In connection with our planned emergence from bankruptcy as a newly formed Delaware corporation named Golden Minerals Company, we expect to sell our 65% interest in the San Cristóbal mine to Sumitomo and continue to operate the San Cristóbal mine. We will also continue to own and explore our broad portfolio of exploration properties. We expect to emerge from Chapter 11 on or about March 24, 2009.

        As used herein unless the context otherwise requires, "Apex Silver", "we", "us" and "our" refer collectively to Apex Silver Mines Limited, its predecessors, successors, subsidiaries and affiliates or to one or more of them as applicable.

Available Information

        We make available, free of charge through our website at www.apexsilver.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Following our emergence from Chapter 11, these materials will be available at our new website at www.goldenminerals.com. Information on these websites is not incorporated into this annual report on Form 10-K and is not a part of this report.

Reorganization and Expected Emergence from Chapter 11

  Factors Leading to Chapter 11 Proceeding

        As more fully described below, several factors led to our filing for protection under Chapter 11, including the following:

  •
  Unanticipated increases in the price of silver, lead, and zinc beginning in 2006 and continuing through the first three quarters of 2008 resulted in substantial derivative settlement payments under the metals derivative positions required by the Project Finance Facility (defined below) that exceeded operating cash flow from the San Cristóbal mine, and required contributions of significant additional amounts to our 65%-owned Bolivian subsidiary, Minera San Cristóbal S.A. ("MSC");

  •
  The ramp-up of the San Cristóbal mine, which began in mid-2007, was slower and more costly than expected and production was lower and increased more slowly than anticipated due to equipment failures, the unavailability of sufficient process water and other factors; and

  •
  Increasing costs during the ramp-up of the San Cristóbal mine and continuing throughout 2008 of energy, consumable commodities, ocean freight and treatment and refining coupled with rapidly falling metals prices in the second half of 2008 resulted in significant operating losses and required contribution of significant additional amounts to MSC to fund the ongoing operations of the San Cristóbal mine.

        In order to complete the construction of the San Cristóbal mine, MSC borrowed $225 million under a project finance facility with senior lenders (the "Project Finance Facility") secured by all of MSC's assets and guaranteed pro rata to their ownership interests by Apex Silver and Sumitomo. As a condition of the Project Finance Facility, MSC was required to provide price protection for a portion of its planned metals production and an Apex Silver subsidiary entered into metals derivative positions with hedge banks using primarily forward sales but also puts and calls to comply with these obligations.

        During the third quarter 2008, we projected that future cash funding requirements for the San Cristóbal mine for the fourth quarter 2008 through the end of 2009 would be approximately $350 million, with our 65% share totaling nearly $230 million. At September 30, 2008, we had on hand only approximately $45 million of unrestricted liquid cash and investments (excluding illiquid auction rate securities). To preserve our remaining balance of cash and investments, we reached an agreement with Sumitomo in August 2008 under which Sumitomo agreed to provide working capital for MSC on a unilateral basis through a $50.0 million subordinated facility (the "Working Capital Facility"). Through a series of amendments throughout the remainder of 2008, the maximum borrowing amount was subsequently increased to $150.0 million, all of which was fully drawn as of December 31, 2008.

        In addition to the liquidity issues we faced, several covenant violations were expected to occur under the Project Finance Facility, which would have entitled the Project Finance Facility senior lenders to accelerate all indebtedness under the Project Finance Facility, including the derivative positions. If we had been unable to repay those obligations when due, the senior lenders and the counterparties under the derivative positions would have been entitled to enforce their liens and take possession of the collateral securing indebtedness under the Project Finance Facility and the derivative positions. In addition, a failure to pay amounts due and payable under the Project Finance Facility and the derivative positions would have resulted in a default under the terms of our 4.0% and 2.875% Convertible Senior Subordinated Notes due 2024 (collectively, the "Subordinated Notes"), entitling the holders to accelerate the maturity of the Subordinated Notes, which aggregated $290 million in principal amount.

        Given our liquidity situation, we sought to explore various options for a financial restructuring and in July 2008 retained a financial advisor, Jefferies & Company, Inc. ("Jefferies"), to assist with and facilitate additional external debt or equity financing or a sale of some or all of our interest in the San Cristóbal mine. Following an extensive marketing effort by Jefferies, two bidders (including Sumitomo) submitted written indications of interest in early October to acquire all of our direct and indirect interests in the San Cristóbal mine. After considering these offers, and determining that other capital raising efforts were not likely to be successful, our board of directors (the "Board") determined that the Sumitomo bid was the best alternative to pursue to maximize value for our stakeholders, based in part on Sumitomo's commitment to continue funding the San Cristóbal mine and to consummate a purchase and sale transaction.

        On November 13, 2008, we entered into a letter of intent with Sumitomo that contemplated Sumitomo's purchase of all of our direct and indirect interests in the San Cristóbal mine. In December 2008, as a component of our restructuring efforts, we entered into a termination agreement with the hedge banks and Sumitomo under which the hedge banks terminated the outstanding metals derivative positions. Also in December 2008, Sumitomo purchased 90% of the loans under the Project Finance Facility from the senior lenders and executed a standstill agreement with us under which Sumitomo agreed to forbear from exercising its rights and remedies with respect to any defaults under the Project Finance Facility. Immediately prior to our Chapter 11 filing, the standstill agreement terminated and Sumitomo accelerated these loans. Sumitomo subsequently entered into a new standstill agreement with us which is expected to remain in effect until the sale of the San Cristóbal mine and our emergence from Chapter 11.

  Chapter 11 Proceeding

        On January 12, 2009, Apex Silver and its wholly-owned subsidiary, ASMC, filed voluntary joint petitions for reorganization relief under Chapter 11, with the Bankruptcy Court. Apex Silver also commenced a provisional liquidation proceeding in the Cayman Islands. Our subsidiaries outside the

United States, including MSC, the Bolivian subsidiary that owns and operates the San Cristóbal mine, were not included in the Chapter 11 filing or in any other bankruptcy or reorganization proceeding.

        Under Chapter 11, we are operating our businesses as a debtor-in-possession under court protection from creditors and claimants under the jurisdiction of the Bankruptcy Court and under the supervision of the joint provisional liquidators in the Cayman Islands. Since the Chapter 11 filing, orders sufficient to enable us to conduct normal business activities have been entered by the Bankruptcy Court. To provide us with the cash and liquidity necessary to fund our 65% share of working capital required by the San Cristóbal mine, we have entered into a $35 million debtor-in-possession term credit facility (the "DIP Financing Facility") pursuant to a Secured Super-Priority Debtor-in-Possession Credit and Security Agreement, dated as of January 20, 2009, with Sumitomo as lender. As of March 16, 2009, we have borrowed $6.5 million under the DIP Financing Facility. At the Effective Date (as defined below), Sumitomo will waive and release us from any liability associated with amounts outstanding under the DIP Financing Facility.

        As of February 4, 2009, we and ASMC had agreed to the principal terms of the Plan with Sumitomo, certain supporting senior lenders under the Project Finance Facility and holders of the Subordinated Notes holding approximately 77% in face amount of outstanding Subordinated Notes. All of these parties executed the Plan Support Agreement, dated January 12, 2009, and the Additional Plan Support Agreement, dated January 29, 2009 (collectively, the "Plan Support Agreement"), which set forth the terms and conditions of the Plan.

        On March 4, 2009, the Bankruptcy Court entered an order confirming our Plan. We intend to declare the Plan effective and emerge from Chapter 11 protection on or about March 24, 2009 (the "Effective Date"), assuming all conditions set forth in the Plan have been satisfied or waived in accordance with the Plan.

  Key Features of the Plan of Reorganization

        Under the Plan, all of the assets of Apex Silver, other than a small cash reserve for the payment of liquidation expenses, will be transferred to Golden Minerals Company, a Delaware corporation that will be our successor. Apex Silver will be liquidated in accordance with Cayman Islands law.

        The Plan also calls for us to sell to Sumitomo our remaining direct and indirect interests in the San Cristóbal mine, including our 65% interest in MSC, for a cash purchase price of $27.5 million, plus $2.5 million in expense reimbursements and the assumption of certain liabilities, pursuant to the Purchase and Sale Agreement dated January 12, 2009 (the "Purchase Agreement") among Apex Silver, certain other wholly-owned subsidiaries of Apex Silver, Sumitomo and one of Sumitomo's wholly-owned subsidiaries. In addition, under the Purchase Agreement and the Plan, we will be released from liabilities associated with the San Cristóbal mine, including our guarantee of San Cristóbal's indebtedness. Sumitomo may terminate the Purchase Agreement under certain circumstances, including if the closing of the transaction does not occur prior to March 31, 2009. Although the consummation of the transactions contemplated by Purchase Agreement is subject to fulfillment of customary conditions, we anticipate that they will be consummated on or about the Effective Date in conjunction with, and as a condition to, our emergence from bankruptcy.

        As a condition to the closing of these transactions, ASMC will enter into a management services agreement with Sumitomo (the "Management Agreement") under which we will provide certain management services to the San Cristóbal mine in consideration of an annual fee of approximately $6.0 million and a potential annual incentive fee of $1.5 million. The services will include, for example, management of technical and operating activities, administrative support, information technology and local community relations. The Management Agreement will have an initial term of 12 months and thereafter may be terminated by us with 12 months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, we will be entitled to a $1.0 million termination fee. We will not be required to pay a termination fee.

        Under the Plan, because the class of holders of Subordinated Notes voted to accept the Plan, our Subordinated Notes will be cancelled in exchange for a pro rata distribution of (i) common stock of Golden Minerals Company, and (ii) approximately $45 million in cash. In addition, the holders of Subordinated Notes will be entitled to receive any cash amounts held by us at the Effective Date in excess of the sum of (a) $15 million, plus (b) a reserve for accrued liabilities at the Effective Date and certain projected reorganization expenses that will be incurred after the Effective Date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Other unsecured creditors will receive cash payments for their claims, up to a maximum recovery of $10,000 per claim, or a pro rata distribution of common stock of Golden Minerals Company. Our current equity holders will receive no recovery under the Plan and the ordinary shares of Apex Silver will be cancelled in connection with the Cayman Islands liquidation proceeding.

        We expect that Golden Minerals Company will have approximately 3,200 beneficial shareholders at the Effective Date. We expect shares of Golden Minerals Company to commence trading in the over-the-counter market on or about the Effective Date and also expect to pursue a listing on a U.S. national securities exchange and the Toronto Stock Exchange.

        At the Effective Date, Sumitomo will waive and release us from any liability associated with amounts outstanding under the DIP Financing Facility, Project Finance Facility and the Working Capital Facility. The other senior lenders under the Project Finance Facility will likewise waive and release us from any liability associated with amounts outstanding under the Project Finance Facility.

        Upon the Effective Date, Apex Silver and ASMC will be discharged from any and all claims arising prior to the Effective Date except as provided by the Plan and all persons holding such claims will be enjoined from asserting such claims against Apex Silver, ASMC, Golden Minerals Company and certain third parties, including Apex Silver's present and former directors and officers.

Business Strategy

        Following our emergence from Chapter 11 (see "—Reorganization and Expected Emergence from Chapter 11") our strategy will be to focus on exploration, providing mine services and growth through strategic business transactions.

        Our exploration business strategy is to enhance shareholder value through advancing projects from discovery through development into profitable operating mines. In evaluating whether an exploration project warrants potential future development, we plan to establish minimum requirements for reserves and annual saleable metal production rates and estimated mine development, capital and operating cost requirements. We may generate value from exploration properties that do not satisfy the minimum economic requirements for development through sale or farm-out to third parties, or through retaining royalty interests.

        The second component of our business strategy is to leverage the experience and skill of our seasoned management team by performing mine services, including feasibility studies and project development strategies; engineering, construction and procurement management; environmental permitting and corporate social responsibility; technical team support; and operations management. Upon the consummation of the sale of our interests in the San Cristóbal mine to Sumitomo, we will enter into a Management Agreement under which we will manage the San Cristóbal mine. In addition, we intend to identify and capitalize on other opportunities to earn fees or equity interests in other mine development or operations projects.

        Finally, we plan to actively pursue growth through strategic opportunities, including acquisitions, joint ventures and asset consolidations. We expect to evaluate and pursue selected opportunities that can bring synergy to existing assets and leverage the strengths of our management team.

Exploration

        Our exploration activities are a key component of our business strategy. We own and control a broad portfolio of exploration properties, which have not been directly impacted by our Chapter 11 proceeding. We have maintained our rights in these properties and at the Effective Date, these properties will be transferred to Golden Minerals Company. Our portfolio of approximately 45 exploration properties is located primarily in districts in Latin America that we believe have high potential. As of March 11, 2009, we had approximately 120 employees and contractors in our three primary exploration offices in Argentina, Mexico and Peru. In evaluating whether an exploration project warrants potential future development, we plan to establish minimum requirements for reserves and annual saleable metal production rates and estimated mine development, capital and operating cost requirements. We may generate value from exploration properties that do not satisfy the minimum economic requirements for development through sale or farm-out of the property to a third party, or through retaining a royalty interest.

        We have three properties that are in intermediate to advanced stages of exploration: (i) the 65% owned El Quevar silver project in Argentina, (ii) the 100% owned Zacatecas silver and base metals project in Mexico, and (iii) the 100% owned Microondas silver, gold and base metals project in Mexico. The map below shows the location of our exploration activities and some of our projects:

        During 2008, we spent approximately $25.4 million in the aggregate on our exploration properties. We conducted drilling activities on eight projects, including 112 holes totaling 23,301 meters, and expect at least three of those projects to advance to a further stage of exploration. In 2009, we intend to accelerate the rate of review on our various exploration properties and to continue to aggressively seek new opportunities. We plan to spend approximately $12 million on our exploration properties during 2009 to fund, among other things, additional drilling on those properties we believe to be most promising, as well as preliminary metallurgical, engineering and environmental work. From January 1, 2009 through March 11, 2009, we have drilled approximately 2,138 meters in nine holes, with six holes at El Quevar and three holes at Microondas.

Intermediate to Advanced Exploration Properties

        Set forth below are descriptions of the three exploration properties that we currently believe are our most promising. Although we believe that these properties may contain significant silver and/or other mineralization, we have not completed feasibility studies on any of these properties and none of these properties may advance to development. None of the properties have established proven or probable ore reserves.

        The descriptions of our advanced exploration properties appearing below contain selected information regarding drilling and analytical results. This information may not be representative of all of our current or future results of exploration, and there can be no assurance that mineralized material, proven and probable reserves or an operating mine will be developed on any of these properties. Complete drill results will be available on our website following the Effective Date at www.goldenminerals.com. The information contained on our website is not incorporated herein by reference.

El Quevar (Argentina)

  Location and Access

        Our 65% owned El Quevar silver project is located in the Salta Province in the Altiplano region of northwestern Argentina, approximately 300 kilometers northwest of the city of Salta. The project is also accessible by a 300 kilometer dirt and gravel road from the city of Calama in northern Chile. The village of Pocitos with approximately 150 inhabitants, about 15 kilometers to the west, is the nearest settlement. A high tension power line is located approximately 30 kilometers from the site and a high pressure gas line is located within 5 kilometers.

        The El Quevar project is located near Nevado Peak, in a valley with altitudes ranging from 4,300 to 5,200 meters above sea level. We have established a camp with accommodation for 40 people approximately 10 kilometers west of the project. The climate of the area is high mountain desert, with some precipitation in summer (as snow) and little snow in winter.

        The map below shows the location of the El Quevar project.

  Title and Ownership Rights

        The El Quevar project is comprised of 16 mining concessions and exploration claims. Nine concessions are owned or controlled by a joint venture in which we currently hold a 65% interest, one concession is 100% owned by us, and the six exploration claims are 100% owned by us. In total, the El Quevar project encompasses approximately 64,988 hectares.

        The area of nearly all of our exploration activities at El Quevar is within the concessions that are owned or controlled by a joint venture between us and an Argentine subsidiary of Hochschild Mining Group ("Hochschild"), a publicly traded Peru-based mining company. Under the terms of the joint venture agreement, we have earned a 65% interest in the joint venture by funding the required level of exploration expenses. Our interest in the venture will increase to 80% if we complete a feasibility study by November 2010 and begin production at El Quevar within two years following completion of the feasibility study. We are required to fund all costs of exploration, development and construction but can recover amounts paid on behalf of Hochschild from 50% of its share of cash flow, which would provide us with 90% of cash flow until all costs are recovered.

        Three of the concessions controlled by the joint venture are not owned by the joint venture, but are subject to options to purchase from the existing concession owner. These concessions contain the Yaxtché target, on which we have identified an estimate of mineralized material (see "—Geology and Mineralization"). One option agreement covers the El Quevar II concession and one-half of the Castor concession and another option agreement covers the Nevado I concession. Remaining payments on those option agreements are set forth below:

El Quevar II/Castor		Nevado I
Amount	Date	Amount	Date
$200,000	March 16, 2009	$100,000	June 22, 2009
$500,000	March 16, 2010	$200,000	June 22, 2010
$1,100,000	March 16, 2011	$300,000	June 22, 2011
		$750,000	June 22, 2012

        We currently plan to make the 2009 option payments, and to make the remaining option payments subject to the availability of funding and the results of our additional drilling and planned feasibility work.

        In addition, under the terms of the option agreements, the joint venture would be required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II or Nevado I concessions and one-half of the minerals extracted from the Castor concession. The joint venture would also be required to pay a 3% net smelter return royalty to the Salta province. To maintain the concessions, we make yearly rental payments to the Argentine government of approximately $165,000 in the aggregate.

  Property History

        Mining activity in and around the El Quevar project dates back at least 80 years. Between 1930 and 1950 there was production from small workings in the area for extraction of lead and silver. No production records exist from that period. The first organized exploration activities on the property occurred during the 1970s, although no data from that period remains. Over the last 30 years, several companies have carried out exploration activity in the area, including BHP Billiton, Industrias Peñoles, Mansfield Minerals and Hochschild Mining Group. In general, these activities consisted only of local sampling, but BHP Billiton and Hochschild Mining Group conducted limited drilling programs in the area.

  Exploration Activities

        We initiated exploration at El Quevar during 2004 and through the end of 2008, we had spent approximately $8.5 million on exploration and related activities. In 2008, we built a camp at the project site to accommodate a work force of approximately 40 people. We rely on power generated from two diesel-powered generators.

        Through year-end 2008, we have collected more than 3,000 surface samples and completed 78 diamond drill holes totaling approximately 15,500 meters. Approximately 67 of the holes intersected significant silver-lead-zinc mineralization (see "—Geology and Mineralization").

        During 2009, we plan to spend approximately $3 million to further our exploration program at El Quevar. This amount includes additional drilling, which commenced in the first quarter, geological studies and a preliminary economic assessment. The purpose of this program is to further define the zones of known mineralization in support of a preliminary economic assessment.

        We have obtained all required permits to conduct the exploration activities scheduled for 2009. We have also submitted and received government approval of an environmental impact statement for anticipated exploration activities. Additional permits would be required in order to advance development of the El Quevar property beyond the exploration stage, and we currently expect we would be able to obtain the necessary permits.

  Geology and Mineralization

        The geology of the El Quevar project is characterized by silver-rich veins and disseminations in Tertiary volcanic rocks that are part of an eroded stratovolcano. Mineralization occurs in east-trending structural zones that generally dip to the north. There are at least three sub-parallel structures that extend for an aggregate length of approximately 12 kilometers. Several volcanic domes (small intrusive bodies) have been identified and mineralization is also found in breccias associated with these domes, especially where they are intersected by the structures.

        At year-end 2008, we had completed approximately 15,500 meters of diamond drilling in 78 drillholes. Of these holes, 48 were drilled to test the main Yaxtché zone of potential mineralization,

with 38 of the Yaxtché holes intersecting significant silver mineralization. Our work indicates that the Yaxtché zone is at least 800 meters in length and up to 50 meters in width. Our drilling further indicates that the silver mineralization is continuous laterally and to depths of 150 to 200 meters below surface in the main area. The zone appears to be faulted on the east and west ends, but geological mapping and a geophysical survey suggest that the zone has been faulted down and preserved and continues in both directions. We commenced a drilling program in the first quarter of 2009 to establish that the Yaxtché zone does continue to the east and west and we have intersected the zone at depth in two holes drilled on the eastern extension and in one hole drilled on the western extension. We have received assay results for the first hole in this program (QVD-079), which returned 7 meters averaging 177 grams per tonne silver from the interval from 127 meters to 134 meters and 4 meters averaging 4.31% lead and 48 grams per tonne silver from the interval from 179 meters to 183 meters. We will report complete assay results from this program on our website following the Effective Date at www.goldenminerals.com.

        Our work has identified at least 14 potential zones of mineralization, including the Yaxtché zone. We currently believe the Yaxtché zone is the most promising. We plan to continue to advance these targets and expect to drill test several of them in 2009.

        In February 2009, a technical report for the El Quevar project (the "El Quevar Technical Report") was prepared by SRK Consulting in accordance with the requirements of the SEC's Guide 7. The El Quevar Technical Report and other information on the project, including drill hole results will be available on our website following the Effective Date at www.goldenminerals.com. The estimated mineralized material in the Yaxtché zone, assuming a price of $12.00 per ounce of silver, is shown in the table below:

Material	Cut-off grade (grams/tonne)	Tonnes (000s)	Average silver grade (grams/tonne)
Oxide	85	304	168
Mixed*	120	156	237
Sulfide*	120	939	197
Total		1,399	195

*
The estimate was prepared on the assumption that mixed and sulfide material would be mined by underground methods and oxide material would be mined in an open pit. Due to the higher mining costs associated with underground mining, the cut-off grade for mixed and sulfide material is significantly higher than the cut-off grade for oxide material. The estimate assumes 65% recovery for oxide material, 90% recovery for mixed oxide and sulfide material and 95% for sulfide material.

        Under standards promulgated by the SEC, a deposit reported as "mineralized material" does not qualify as a reserve until comprehensive evaluation, based upon unit costs, grade, recoveries, and other factors concludes economic and legal feasibility. The Yaxtché deposit may never be classified as reserves under SEC standards and it may not be economically feasible to extract any portion of the deposit.

Zacatecas (Mexico)

  Location and Access

        The Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. All of our Zacatecas properties can be easily reached within 10 kilometers from the city of Zacatecas by paved and dirt roads. A location map is shown below.

  Title and Ownership Rights

        We own or control approximately 180 concessions totaling approximately 15,050 hectares in the Zacatecas project. Of these concessions, all but six are 100% owned by us. We hold the remaining six concessions under purchase options with private owners with option payments of $45,000 due in 2009, $57,500 in 2010, $354,000 in 2011 and $59,000 in 2012. To maintain all of the concessions, we also pay approximately $55,000 per year to the Mexican government.

  Property History

        The Zacatecas Mining District is located in the central part of Mexico, in the Faja de Plata mineral belt. A map of the mineral belt is shown below. Production from the Zacatecas district is estimated by the Mexican Federal Mining Agency to exceed 750 million ounces of silver. Investors are cautioned that the existence of mining operations or mineral deposits on adjacent properties is not indicative of whether mineral deposits occur on our properties.

  Exploration Activities

        From 1994 to 2005, we did sporadic reconnaissance work on some of the Zacatecas concessions, including taking approximately 2000 surface samples. In 2006, we began systematic reconnaissance work on all concessions that we controlled. On the basis of this and the previous work, we identified the Muleros, El Cristo and San Manuel-San Gil areas of interest. In these areas, we performed more detailed mapping work, as well as trenching and detailed sampling, and in the Muleros area, we completed a two-stage diamond drilling program of 37 holes totaling 6,816 meters. We believe that each of the target areas has significant potential for the discovery of high-grade silver with associated base metals and gold. We have spent approximately $8.5 million to date on exploration and property acquisition in the Zacatecas district.

        In addition to the work in these target areas, we drilled two diamond drill holes totaling 1,116 meters on our La Esperanza claim, adjacent to the Cozamin copper mine operated by Capstone Mining Company. We believe that this drilling indicates that the copper-rich Mala Noche vein system extends onto the La Esperanza claim, which could contain a significant deposit.

  Geology and Mineralization

        At a regional level, the Zacatecas Mining District is located within the physiographical provinces of the Western Sierra Madre and the Central Plateau. The basement rock units in the area include the metamorphic rocks of the Zacatecas Formation of Upper Triassic age. Overlying these rocks are the volcano-sedimentary units of the Chilitos Formation of Upper Jurassic-Lower Cretaceous age. During the Tertiary, a polymictic conglomerate known as the "Red Zacatecas Conglomerate" was discordantly deposited, and overlying this, andesitic to rhyolitic flows and tuffs were deposited. All units are intruded by small stocks and plugs of rhyolitic to andesitic composition.

        The Zacatecas Formation is composed of a sequence of sericitized phyllites and metamorphosed shales, sandstones, conglomerates and limestones. These rocks are host to some veins such as those of the El Bote vein system and the deeper portions of the Mala Noche vein system.

        The Chilitos Formation of Upper Jurassic-Lower Cretaceous age is a volcano-sedimentary sequence made up of massive and pillowed lavas of basaltic-andesitic composition with intercalations of sedimentary, volcaniclastic and calcareous rocks, metamorphosed to greenschist facies. This sequence is locally thrust over the Zacatecas Formation and is the main host rock for mineral systems in several mining districts in the region, including Zacatecas and Fresnillo.

        During the Oligocene-Miocene period, extensive deformation occurred that produced normal faulting, forming grabens and horsts bearing generally north-northeast/south-southwest. It was during this phase of deformation that most of the epigenetic mineral deposits were formed.

        In the three target areas identified by us, rocks of the Chilitos Formation are host to the veins. The three main target areas—Muleros, El Cristo and San Manuel-San Gil—are described in more detail below.

        Muleros Area—Located in the northern part of the Zacatecas Mining District, the Muleros area covers an area of roughly 1,800 meters by 2,400 meters, where four sub-parallel epithermal vein-faults outcrop. The veins are composed of quartz and calcite, and contain silver mineralization associated with minor antimony and lead and zinc. The main vein system bears N40° to 70°W and dips 60° to 85° mainly to the southwest, with thicknesses that vary from 0.1 meters to 6.2 meters, and lengths from 1,000 to 2,500 meters, with shorter offshoots. The total length of all the outcropping veins is about 6,500 meters, and of the inferred veins (i.e., those that do not continuously outcrop) is 2,100 meters, with an average width of 1.33 meters.

        From 2006 to the present, we have taken 1,111 surface samples from outcrops and trenches. The grades in the veins range from 0.06 to 1.64 grams per tonne of gold, and from 29 grams per tonne to 987 grams per tonne of silver, with anomalous values in base metals over widths ranging from 0.3 to 1.3 meters.

        At Muleros, we have drilled 37 diamond drill holes totaling 6,816 meters. There were two stages of drilling. The first program was carried out with a total of 3840 meters distributed over 31 short bore holes. The purpose of this program was to determine the structural behavior of the veins, the vein textures and the geochemistry at a vertical depth of about 100 meters from the surface. Shallow drill holes at Muleros returned up to 400 grams per tonne silver over one meter. The second program was carried out with a total of 2976 meters distributed over six boreholes. These holes were deeper tests (over 300 meters in depth), meant to intersect the veins in a postulated zone of high grade mineralization. The results indicate that the dip of the veins changed, becoming less steep than indicated at the surface and the intersections were less deep than planned (meaning they may have intercepted the upper part of a possible high grade zone). Results from this drilling returned narrow intercepts of silver mineralization of up to 450 grams per tonne over one meter.

        Our planned 2009 exploration program includes 3000 meters of diamond drilling designed to further explore the potential for high grade mineralization at depth at an estimated cost of about $800,000.

        El Cristo Area—Located in the central portion of the Zacatecas Mining District, the El Cristo area covers a surface area of 800 meters by 2000 meters, where five sub-parallel epithermal quartz-calcite veins outcrop. These veins correspond to the northwestern extension of the Vetagrande vein system. From 2006 to October 2008, we took approximately 1,017 surface samples from outcrops and trenches, of which 516 are from the veins. These samples have returned from 0.01 to 1.1 grams per tonne gold and 9 to 580 grams per tonne silver, with anomalous values in copper, lead and zinc. The average vein width is 1.5 meters. The main vein system bears N50 to 60? W and dips 60 to 80? SW, with thicknesses varying from 0.15 meters to 5.0 meters, and lengths from 500 to 2400 meters, with shorter offshoots. The total length of the outcropping veins and their respective offshoots is approximately 8,000 meters.

        The area has been mapped at a 1:2,500 scale and we have completed an environmental impact report. The proposed 2009 exploration program includes 3,000 meters of diamond drilling at an estimated cost of $600,000.

        San Manuel-San Gil Area—Located in the central portion of the Zacatecas Mining District, the San Manuel-San Gil area covers an area of 8 square kilometers, where sub-parallel epithermal veins and alteration zones outcrop. The main vein system bears N60W to East-West and dips to the north and south, with thicknesses varying from 0.10 meters to 7 meters, and lengths from 400 to 1400 meters with shorter offshoots. The total length of all the outcropping veins and their respective offshoots is about 7000 meters, with an average width of 1.2 meters. We have taken 167 chip-channel samples that have returned trace to 1.36 grams per tonne gold, 1 to 536 grams per tonne silver, and highly anomalous values in copper, lead (up to 3.62%) and zinc (up to 9.8%).

        We carried out a geochemical soil sampling program in an area measured 4.16 kilometers by 2 kilometers with a 2.6 kilometers by 1.6 kilometers mesh, with east-west lines every 100 meters and samples every 50 meters in a north-south direction. A total of 785 samples were taken. The strongest anomaly is located in the southeastern portion of the area. The area is being mapped and sampled and we expect to complete this work in 2009. The proposed 2009 exploration program includes approximately 1,000 meters of drilling at an estimated cost of $200,000.

Microondas (Mexico)

  Location and Access

        The Microondas silver, gold and base metals project is located in the State of Zacatecas, 120 kilometers northwest of the city of Zacatecas and 15 kilometers southwest of the town of Río Grande, in the municipality of the same name. From the city of Zacatecas, access is by federal paved highway No. 49 to Kilometer 134, where a well-maintained dirt road turns off to the west to the project area.

  Title and Ownership Rights

        At the Microondas project we control 15 concessions, with a total of 8,978 hectares. We own 100% of 11 of the concessions. We hold four concessions under purchase option agreements with third parties, with aggregate payments of $65,000 in 2009, $115,000 in 2010 and $135,000 in 2011. To maintain the property, we also are required to pay approximately $90,000 annually to the Mexican government.

  Property History

        The Microondas project is located in the Cazaderos Mining District, which has been explored by several companies over the years and mined on a small scale. There is no statistical record of production; upper, oxidized portions of the Santo Niño, La Encantada, La Soledad and La Concepción veins were mined for gold and silver.

        From 1970 to 1980, the CRM (Mineral Resource Council, now the Mexican Geological Service) explored the area and drilled two diamond core holes in the Santo Niño and La Encantada veins. Drill hole CRM- 1, on the Santo Niño vein, intersected, at a depth of 130 meters, 1.75 meters averaging trace gold and 152 grams per tonne silver and a second intercept of 2.0 meters averaging trace gold and 136 grams per tonne silver. Drill hole CRM- 2 cut the vein at a depth of 135 meters, with 1.8 meters averaging 2.0 grams per tonne gold and 573 grams per tonne silver. These drill holes are located in the area we control.

        La Compañía Fresnillo S.A. de C.V., a division of Industrias Peñoles, in 1986 explored and drilled two holes on the northwest end of the Santo Niño vein, outside the area we currently control. From 1994 to 1995, Kennecott Mining carried out a geological, geochemical and geophysical exploration program and drilled 12 holes, totaling 1401 meters. This work was done in the northwestern part of the district, in an area currently controlled by a subsidiary of Hecla Mining Company, which has conducted exploration, including diamond drilling from early 2007 to date. From 1996 to 1997, Monarch Mining Company explored the area, but conducted no drilling.

  Exploration Activities

        In 2002, we applied for mining concessions covering 8,500 hectares in the area. From 2002 to 2005, we did reconnaissance work, mainly in the southern part of the district, consisting of 1:25,000 scale mapping and collection of 865 surface and underground samples.

        In 2008, we conducted systematic sampling and mapping work in the southern part of the area including detailed geological mapping, collection of 522 surface and underground samples, submission of an environmental report and a permit for surface land use and design of a proposed drilling program. To date, we have spent approximately $670,000 on the project, including field work and property acquisition.

  Geology and Mineralization

        Regionally, the oldest rocks are from the Indidura Formation of Upper Cretaceous age. This formation is comprised of a package of clayey limestone in thin strata, from gray to dark gray in color, with intercalations of shale. Overlying the Indidura Formation are the rocks of the Caracol Formation, of Upper Cretaceous age, made up of greywacke, shale, siltstone and sandstone. Intruding into the sedimentary rocks are rhyolitic and quartz-monzonite dikes and, covering them, rhyolitic and basalt flows and tuffs of Tertiary age are observed.

        In the main area of the project, the most common rocks are the older sedimentary units, including the Indidura and Caracol Formations, which host the mineralized veins. Overlying the sedimentary rocks are post-mineral rhyolitic flows and tuffs and basalts of Tertiary age.

        The structural geology is influenced by Laramide tectonics, followed by the emplacement of hypabyssal intrusions during the Eocene-Oligocene that gave rise to the northwest and north-south fault systems and secondary alignments where the mineralized veins occur.

        The main target area measures approximately 4.5 kilometers by 2 kilometers, and consists of epithermal veins with mineralization mainly in lens-shaped zones of various lengths. The main mineralized systems bear N30° to 50°W, N to S and N20°40°E with dips between 50° and 80° to the southwest and northwest respectively. The veins range in thickness from 1 to 3 meters and have lengths ranging from 1,200 meters to 2,400 meters, with offshoots of shorter lengths. Locally, there are areas of intense brecciation and stockwork veining in the walls of the structures that reach thicknesses of 30 meters. The veins are made of quartz, quartz-calcite and calcite with gold and silver mineralization.

        The structural motion is of the right lateral offset type, where the veins striking north-south are more open or dilated, and constitute one of the high-priority exploration targets with potential for high grade silver with gold, at depths between 100 meters and 300 meters below surface. To date, four such dilation zones have been found, with strike lengths ranging from 50 meters to 400 meters along veins mainly bearing N-S, exhibiting anomalous values in surface sampling up to 1121 grams per tonne silver, and 4.5 grams per tonne gold. The veins bearing northwest are another of the targets and so far, seven areas have been identified with anomalies greater than 50 grams per tonne of silver and 0.1 grams per tonne gold, with lengths ranging from 50 meters to 500 meters.

        We have drilled three holes totaling approximately 480 meters in the first quarter 2009 to test the targeted veins in several areas, and have intercepted the vein in each hole. These holes are part of a 10 to 15 hole $600,000 drilling program at Microondas planned for 2009. We have identified several additional target areas that may be drilled, depending on the results of our initial tests.

Early Stage Exploration Properties

        We believe that the properties described below, while not as advanced as El Quevar, Zacatecas and Microondas, appear to be promising based on our activities to date. We intend to conduct further mapping, sampling and drilling on these properties during 2009. Although we believe that these properties merit further exploration activities, our activities are at a preliminary stage and we do not yet consider any one of these properties to be individually material.

  Antofalla (Argentina)

        Our Antofalla project consists of six concessions totaling approximately 8,750 hectares located near the town of Antofalla in northwest Argentina. We have conducted a significant program of surface sampling and mapping on the project. We have identified several mineralized breccia zones and veins containing potentially significant values in silver, lead, zinc and gold. We have designed a drilling program which may be executed in 2009.

  Anita (Peru)

        The Anita project, located in the north-central Peruvian Andes, is composed of six concessions totaling approximately 2,800 hectares. We are conducting our activities on three of the concessions under the terms of an option agreement, with a term through September 2010, which will require the payment of $3 million if we elect to acquire the property. We have completed detailed mapping and sampling programs and conducted geophysical surveys to define targets for drill testing. We have completed a limited first-phase drilling program of seven holes. This drilling has indicated several areas of interesting silver-lead-zinc mineralization that require follow-up work. We plan to continue our geological studies and conduct additional staged drilling programs to test this large mineral system.

  Palca (Peru)

        The Palca project is located in the Puno province in southern Peru and is distinguished by an extensive series of veins aggregating more than five kilometers in length containing silver, gold and base metals in locally significant amounts. We are acquiring a 100% interest in the project, which is made up of six concessions totaling approximately 1,900 hectares, through a contract with a Canadian junior exploration company. We plan to complete our detailed evaluation, which will be followed by a recommendation to drill test the targets identified.

Farm-outs, Royalties and Other Dispositions

        Exploration properties that we decide not to advance are evaluated for joint venture, sale of all or a partial interest, and royalty potential. In evaluating whether an exploration project warrants potential future development, we will establish minimum requirements for reserves and annual saleable metal production rates and estimate mine development, capital and operating cost requirements to determine if developing the project is economically viable. Exploration properties that do not satisfy the minimum economic requirements for development may generate value through sale or farm-out to third parties, or through retaining royalty interests. We have minority ownership interests and/or royalties in the following properties that were once part of our exploration portfolio:

  Paca-Pulacayo Joint Venture (Bolivia)

        We own 16 mining concessions totaling approximately 34,000 hectares near the city of Uyuni in southwestern Bolivia, including seven concessions that are part of a venture with the Bolivian government mining entity COMIBOL. These properties comprise our Paca-Pulacayo silver and base metals project, which, according to published government and private reports, includes one of the largest past producers of silver in Bolivia. We discovered a silver-zinc deposit in two areas following exploration in the period from 1998 through 2002. We have contributed these properties to a joint venture with Canadian-based Apogee Minerals Ltd. Under the terms of the joint venture, Apogee may earn a 60% interest in the project by completing a feasibility study before the end of 2009.

        If Apogee earns its 60% interest in the project, we would have the right to maintain our 40% interest and fund our pro rata share of mine construction, relinquish our 40% interest and retain a production royalty in an amount to be negotiated, or increase our interest in the venture to 60% by funding the full amount of mine construction. If Apogee fails to complete a feasibility study in 2009, it could lose its interest in the project. In that event, we could exercise our right to terminate the venture and regain a 100% interest in the project.

        In December 2008, Apogee reported mineral resources for the Pulacayo deposit in a technical report prepared pursuant to Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI43-101"). The report estimated indicated resources of 7,003,000 tonnes with an average grade of 53 grams per tonne silver, 1.42% zinc and 0.63% lead, and inferred resources of 9,556,000 tonnes with an average grade of 75 grams per tonne silver, 1.46% zinc and 0.61% lead. Apogee is a Canadian issuer and is permitted to disclose estimates of measured, indicated and inferred mineral resources under NI 43-101. Mineral resources which are not mineral reserves do not have economic viability. While such terms are recognized and required by Canadian regulations, the SEC does not recognize them. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

  Platosa Royalty (Mexico)

        During 2004, we sold to Excellon Resources Inc. the mineral rights to a portion of our Platosa silver-lead-zinc property in Mexico. We retained a net smelter return royalty interest, which is currently 3%, and will decrease to 2% after we have received $4 million in royalty payments. At that time, Excellon will have the right to reduce our royalty interest to 1% upon payment of a $1 million fee. Through December 31, 2008, we have received royalty payments from Excellon of approximately $3.2 million.

  Otuzco (Peru)

        We owned eight concessions totaling 3,400 hectares on our Otuzco silver-lead-zinc project in Peru. After conducting a detailed geological evaluation of the concessions, we determined that the mineral potential at the Otuzco project did not meet our requirements. We have entered into an agreement with Apoquindo Minerals Inc., a Canadian junior exploration company, to sell the concessions for a total of $3.0 million, payable in installments over four years. We received the initial payment of $150,000 in 2008, and $35,000 in 2009; the remaining installment payments are due as follows: $350,000 in 2010, $500,000 in 2011, $900,000 in 2012 and $1,100,000 in 2013. If these payments are not completed, the property will be returned to us and we will retain all amounts previously paid.

Mine Services

        Following the Effective Date, a key component of our business activities will be providing mine services. Initially, our primary focus will be managing the San Cristóbal mine under the Management Agreement with Sumitomo. In addition, we intend to leverage the experience and skill of our management team and select outsourced talent by performing mine services, including feasibility studies and project development strategies; engineering, construction and procurement management; environmental permitting and corporate social responsibility; technical team support; and contract operations management.

        Under the San Cristóbal Management Agreement, we will provide management services including, for example, management of technical and operating activities, administrative support, information technology and local community relations. We will also provide logistics and marketing services for a three month transitional period following the Effective Date. Certain services, such as lobbying, governmental relations and tax planning, are not included in the services to be provided under the Management Agreement. We will be paid an annual fee of approximately $6 million, and be eligible to receive an annual incentive fee of $1.5 million based on achievement of certain negotiated performance targets.

        The Management Agreement will have an initial term of 12 months and thereafter may be terminated by us with 12 months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, we will be entitled to a $1.0 million termination fee. We will not be required to pay a termination fee.

        In addition, we intend to identify and capitalize on other opportunities to provide management services on a fee basis with an opportunity to earn an equity interest in other third-party development projects or operations.

San Cristóbal Mine

        We own 65% of MSC, a Bolivian company that owns and operates the San Cristóbal mine, located in the San Cristóbal mining district of the Potosi Department in southwestern Bolivia. Sumitomo owns the remaining 35% of MSC. In connection with our emergence from Chapter 11, we plan to sell all of our remaining interests in the mine to Sumitomo (see "—Reorganization and Expected Emergence from Chapter 11"). We will simultaneously enter into the Management Agreement with Sumitomo pursuant to which we will continue to operate the mine on behalf of Sumitomo in exchange for an annual fee (see "—Mine Services"). The sale of the San Cristóbal mine to Sumitomo is expected to be consummated on or about March 24, 2009.

        The San Cristóbal mine is located at an elevation of approximately 13,000 feet in the Bolivian Altiplano in the Andes Mountains, approximately 500 kilometers south of the city of La Paz. The San Cristóbal mine is accessible by an improved gravel road from the town of Uyuni, approximately 100 kilometers to the northeast, and from the Chilean border town of Ollagüe, approximately 135 kilometers to the west. The mine is located approximately 50 kilometers south of a railroad that runs between Bolivia and Chile. A spur has been built to connect the mine to the railroad for the shipment of concentrates. MSC has constructed a private airstrip at the mine, which is used primarily for the transport of personnel. The map below shows the location of the San Cristóbal mine.

        Other than sporadic underground mining in the area of the current pit over the previous 350 years, only one portion of the San Cristóbal mine, the Toldos deposit, has been previously mined. The Toldos mine was operated by Empresa Minera Yana Mallcu S.A. as a block-caving underground operation between 1985 and 1988, and as an open-pit mine and silver heap leach between 1989 and 1995. The Toldos mine was shut down in 1995, and no significant mining or processing plant or equipment remains from that operation.

        The San Cristóbal mine is comprised of certain mining concessions that are part of a large block of concessions covering approximately 500,000 acres that we own or control. MSC has the right to carry out exploration, mining, processing and marketing of all mineral substances located within the concessions, and to use the water found on the concessions. In order to maintain its rights to the San Cristóbal concessions, MSC must make annual mining patent payments to the Bolivian government totaling approximately $575,000.

        MSC spent approximately $760 million to develop and construct the mine from inception of the project in January 2004. This amount excludes operating expenses incurred during start-up and thereafter and approximately $100 million spent at the site prior to January 1, 2004 on early stage exploration and development activities.

        The San Cristóbal mine consists of an open pit mine and concentrator with a designed capacity of 40,000 tonnes per day. A contract miner extracts ore from the open pit by conventional truck and shovel operation and transports mined ore by truck from the pit to the primary crusher. The crushed ore is then transported by a 1.7 kilometer overland conveyor to an ore stockpile. A reclaim system moves crushed ore from the stockpile for grinding in a semi-autogenous (SAG) and ball mill circuit. The ore is then processed by a selective flotation process in which lead is first floated and zinc is suppressed to produce a lead-silver concentrate, and then zinc is floated and lead is suppressed to produce a zinc-silver concentrate. Concentrates are then filtered, loaded into containers and transported by rail to the port in Mejillones, Chile, and then by ocean vessel to smelters and refineries around the world.

        MSC commenced production at the San Cristóbal mine in August 2007. During 2008, MSC shipped approximately 421,000 tonnes of zinc and lead concentrates containing approximately 14.6 million ounces of payable silver, 158,000 tonnes of payable zinc and 59,000 tonnes of payable lead. As of December 31, 2008 it had stockpiled approximately 29.9 million tonnes of work-in-process ore. Approximately 9.5 million tonnes of the stockpiled ore is sulfide ore and the remainder is oxide ore. The mill currently processes sulfide ore, with the oxide ore scheduled for processing later in the mine life.

  Reserves

        Reserves at the San Cristóbal mine are based on 549 reverse circulation drill holes and 85 diamond case drill holes totaling approximately 150,000 meters. The drill holes were generally spaced at intervals of approximately 75 meters. This drilling indicates that the mineralization is present over an area of 1,500 meters by 1,500 meters. The ore deposit defined by this drilling is open at depth and laterally.

        The quality assurance/quality control program used at San Cristóbal included regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks were used to check for contamination and standards were used to check for grade-dependent biases. Duplicate samples were routinely submitted to different laboratories for assay, with the results of these assays analyzed in total and separately by deposit, drill type and grade. We conducted confirmation drilling, including our own twinning of reverse circulation holes with diamond core holes and independent confirmation drilling by an independent firm.

        Proven and probable reserves for the San Cristóbal mine at December 31, 2008 were calculated by WLR Consulting, Inc. using a $17.57 net smelter return per tonne cutoff value and market price assumptions of $13.31 per ounce silver, $1.27 per pound zinc and $0.90 per pound lead. These prices represent the three-year average prices for each of the metals through December 2008 as required by SEC guidelines.

        The following table shows our proven and probable sulfide and oxide reserves of silver, zinc, and lead. Our reserves were calculated using a fully designed pit model that incorporates design slopes, practical mining shapes and access ramps. Ore blocks within the deposit model are designated as proven if they are within 40 meters (40% of the average variogram range) and at least three drill holes were used to evaluate the block. Ore blocks are designated as probable if they are between 40 meters and the average variogram range of 100 meters and at least two drill holes were used to evaluate the block. Additionally, blocks within 40 meters but evaluated by a single drill hole were also classified as probable. Proven and probable classifications are determined only after economic criteria are applied to define the ore.

	Proven and Probable Reserves
		Average Grade			Contained Metals(1)
	Tonnes of ore (000s)	Silver Grade (g/tonne)	Zinc Grade (%)	Lead Grade (%)	Silver Ounces (000s)	Zinc Tonnes (000s)	Lead Tonnes (000s)
Sulfide Ore
Proven In-pit	154,800	51.9	1.61	0.53	258,000	2,500	813
Proven Stockpile	9,400	45.7	0.87	0.46	14,000	81	43
Probable	35,700	49.6	1.72	0.53	57,000	614	190
Oxide Ore
Proven In-pit	2,500	122.0	0.06	0.67	10,000	2	17
Proven Stockpile	20,500	98.0	0.13	0.62	64,000	26	127
Probable	1,000	94.7	0.09	0.47	3,000	1	5
Total	223,900	56.5	1.44	0.53	406,000	3,224	1,195

(1)
Amounts are shown as contained metals in ore and therefore do not reflect losses in the recovery process. Sulfide ore reserves are expected to have an approximate weighted average recovery of 67% for silver, 85% for zinc and 73% for lead. Oxide ore reserves are expected to have an average recovery of 60% for silver and 50% for lead. The estimated strip ratio of the mine is 2.08:1.

  Geology

        The geology of the San Cristóbal deposit dates to the Miocene age and is comprised of volcaniclastic rocks (tuff and tuffites), sedimentary and igneous (intrusive) rocks within a circular volcanic crater approximately four kilometers in diameter. Volcaniclastic and sedimentary units formed during periods of intense volcanism and subsequent erosion, occupying the center portion of the crater, and were intruded by repeated intrusive events.

        The San Cristóbal orebody is comprised of two major mineralized zones (Jayula and Tesorera), which outcrop at the surface but join at depth to form a contiguous orebody. The San Cristóbal orebody has formed as a result of syngenetic and epigenetic mineralizing events. Approximately half of the current known mineralization lies within the volcaniclastic units as disseminated stratabound mineralization, which is of a higher grade than mineralization in the intrusives. Mineralization within the intrusives is largely restricted to breccias on the contacts with the surrounding rocks and in veins and disseminations in the interior of the intrusive bodies. The dominant sulfide minerals hosting the zinc, lead and silver are sphalerite, galena and tetrahedrite, respectively. Surface weathering has affected the upper part of the orebody (approximately 45 to 70 meters), creating a small layer of oxide ore which covers the larger sulfide orebody beneath.

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

        In 2007, the Bolivian government enacted various changes to applicable mining taxes. The potential for the government to make additional changes that would have the effect of increasing the total tax burden on the San Cristóbal mine continues to exist, and any such changes could adversely affect the earnings and cash flow generated by the San Cristóbal mine.

        In December 2008, Bolivia approved a new constitution in a national referendum that significantly affects the legal framework governing mining in Bolivia. The new constitution requires that existing mining concessions by replaced by mining agreements negotiated with the Bolivian government within one year of enactment of the new constitution. The new constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements. There can be no certainty as to the form and content of these contracts that must be negotiated with the Bolivian government.

        We report our operations through a single business segment. See Note 25 to our Consolidated Financial Statements—"Segment Information."

Metals Market Overview

        The San Cristóbal mine, which we will cease to own following our emergence from Chapter 11, produces concentrates containing silver, zinc and lead. With respect to our exploration properties, we have targeted properties containing silver, gold, zinc, lead and/or copper. Descriptions of the markets for these metals are provided below.

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

        The following table sets forth for the periods indicated the New York Commodities Exchange ("COMEX") nearby active silver futures contract's high and low price of silver in U.S. dollars per troy ounce. On March 11, 2009, the closing price of silver was $12.80 per troy ounce.

	Silver
Year	High	Low
2004	$8.29	$5.49
2005	9.01	6.41
2006	14.83	8.74
2007	15.54	11.49
2008	20.92	8.88

  Gold Market

        For centuries, gold has been desirable for its rarity, beauty, and unique properties. Because gold is highly valued and in very limited supply, it has long been used as a medium of exchange or money.

        The production of ornamental objects was probably the first use of gold over 6000 years ago. Today, about 78% of the gold consumed each year is used in the manufacture of jewelry, with approximately 12% of demand for gold from industry. Gold is an excellent conductor of electricity, is extremely resistant to corrosion, and is one of the most chemically stable of the elements, making it critically important in electronics and other high-tech applications.

        The most important industrial use of gold is in the manufacture of electronics. A small amount of gold is used in almost every sophisticated electronic device. Gold's unique properties make it also useful in medical applications.

        The following table sets forth for the periods indicated the London Bullion Marketing Association's high and low gold fixes in U.S. dollars per troy ounce. On March 11, 2009, the closing price of gold was $900 per troy ounce.

	Gold
Year	High	Low
2004	$455.75	$373.50
2005	537.50	411.50
2006	725.75	520.75
2007	841.75	608.30
2008	1,023.50	692.50

  Zinc, Lead and Copper Markets

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

        Copper is the world's third most widely used metal, and is mostly used in industries such as construction and industrial machinery manufacturing. Copper has the second highest electrical conductivity of any element after silver and may be alloyed with zinc, producing brass.

        The following table sets forth for the periods indicated the London Metals Exchange's high and low settlement prices of zinc and lead in U.S. dollars per pound and COMEX high and low First Position settlement prices of copper in U.S. dollars per pound. On March 11, 2009, the closing prices of zinc, lead and copper were $0.55, $0.58 and $1.62 per pound, respectively.

	Zinc		Lead		Copper
Year	High	Low	High	Low	High	Low
2004	$0.56	$0.42	$0.45	$0.29	$1.50	$1.06
2005	0.87	0.54	0.51	0.37	2.28	1.40
2006	2.05	0.87	0.80	0.43	4.08	2.13
2007	1.91	1.01	1.80	0.68	3.75	2.40
2008	0.58	0.48	0.54	0.45	4.08	1.25

Employees

        As of March 11, 2009, we had approximately 1,060 employees, of which about 940 were employed by MSC. We expect that Golden Minerals Company will have approximately 120 employees.

Competition

        As an exploration stage company, we compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. In addition, as a mine services provider, we compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. The metals markets are cyclical and our ability to maintain our competitive position over the long term will be based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

        Many of the mineral resource exploration and development companies with which we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Regulatory and Environmental Compliance

        Our current and future exploration activities, as well as any future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with these laws. We intend to and expect to be able to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with regulatory requirements. We expect to make expenditures to comply with applicable laws and regulations and do not believe that compliance will have a material adverse effect on our competitive position.

ITEM 1A:    RISK FACTORS

        Investors in Apex Silver should consider carefully, in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K, the following risk factors:

Bankruptcy and Related Considerations

Under the approved Plan, holders of existing equity securities in Apex Silver will receive nothing on account of their interests.

        Under the terms of the Plan, which was confirmed by the Bankruptcy Court and is expected to become effective on or about March 24, 2009, the holders of our existing ordinary shares will not receive anything on account of their shares. All such shares will be cancelled as a result of the Cayman Islands liquidation proceeding of Apex Silver.

We may be forced to liquidate if the Effective Date of the Plan is delayed.

        Although a confirmation order with respect to the Plan was entered by the Bankruptcy Court on March 4, 2009, and the Plan is expected to become effective on or about March 24, 2009, there can be no assurance that it will become effective on that date. If the Plan does not become effective on or prior to March 26, 2009, we must obtain Sumitomo's consent (not to be unreasonably withheld) to permit a later effective date.

        The effectiveness of the Plan is conditioned on the consummation of the transactions contemplated by the Purchase Agreement under which we are selling our direct and indirect interests in the San Cristóbal mine to Sumitomo. The Purchase Agreement is itself subject to certain conditions precedent, all of which must be met or waived prior to closing. We cannot emerge from Chapter 11 pursuant to the Plan without simultaneously consummating the transactions under the Purchase Agreement. If any of the conditions in the Purchase Agreement are not met, we may be delayed in closing, which could jeopardize our ability to emerge from Chapter 11. Sumitomo has a right to terminate the Purchase Agreement if the closing has not occurred on or before March 31, 2009.

        If we fail to meet the deadlines described above and the Plan does not become effective, we will have substantial difficulty reorganizing our operations and will likely be forced to liquidate. A termination of the Purchase Agreement would give Sumitomo a termination right under the DIP Financing Facility and the original Plan Support Agreement. Upon termination of the DIP Financing Facility and the original Plan Support Agreement, Sumitomo's obligation to forbear from exercising rights and remedies under the Project Finance Facility would terminate and Sumitomo could seek to foreclose on the San Cristóbal mine. Such circumstances would likely lead to the liquidation of our businesses.

        Moreover, even if a delay in the Effective Date of the Plan does not result in our being forced to liquidate, any prolonged continuation of the Chapter 11 proceeding beyond the anticipated Effective Date will adversely affect our businesses and operations. As long as the Chapter 11 proceeding continues, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 proceeding may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our businesses. Furthermore, as long as the Chapter 11 proceeding continues, we will be required to incur substantial costs for professional fees and other expenses associated with the proceeding.

Risks Associated with our Business

We may not be able to continue as a going concern following emergence from Chapter 11 if we cannot fund operations through increased revenues or access to external sources of funding.

        Following our emergence from Chapter 11, we plan to focus our efforts on managing the San Cristóbal mine under the Management Agreement, continuing exploration activities on our portfolio of properties and leveraging our substantial industry experience to identify and capitalize on opportunities to provide mine management and other mine services to third parties.

        While we believe that this business plan is achievable, we will continue to face significant challenges in executing our strategies. In particular, for the foreseeable future, our revenues will comprise principally the management fee we earn under the Management Agreement in consideration of managing the San Cristóbal mine. While our annual management fee is approximately $6.0 million (plus the potential for an incentive payment), we expect to receive only a pro rata portion of this amount in 2009, or approximately $4.5 million. Moreover, Sumitomo may terminate the Management Agreement on 180 days' written notice after the initial term of 12 months provided that it pays us a $1 million termination fee. As a result, we may not receive any revenues under the Management Agreement as early as 18 months following the Effective Date. Other than the service fees we receive under the Management Agreement, our only other source of revenue will be interest on our auction rate securities and certain royalty payments. Moreover, we have not previously managed a mining property for a third party, nor sought to develop a mine management or services business, and we may not be successful in attracting new business on attractive terms or at all.

        Given the nature of our business and cash needs, we expect that we will incur operating losses for the foreseeable future and that we will need to raise additional capital by the end of 2009, at a time when we are in the early stages of re-aligning our operations based on a different business model. Upon emergence from Chapter 11, we will also not have any credit facility in place and believe that securing credit will remain difficult, if not impossible, for us due to our circumstances and the current constrained credit markets. If the current severe global recessionary environment persists or worsens, with continued disruptions in the financial markets, we may be unable to raise sufficient capital on favorable terms or at all. If we cannot fund our operations, we may face renewed challenges in continuing operations as a going concern. Moreover, the Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), and Bylaws of Golden Minerals Company impose limits on our ability to issue preferred stock to raise capital for up to 14 months and, even if we were to obtain such approval, the issuance of such shares may cause the market price of the common stock of Golden Minerals Company to decline.

The sale of the San Cristóbal mine will significantly change our operations.

        If we achieve the sale of our 65% interest in the San Cristóbal mine to Sumitomo under the Purchase Agreement and a successful reorganization under the Plan, our operations will change significantly. In particular, we would cease operations as a mining business, while continuing business as a mine management and mineral exploration company, which would also change the basis of presentation of our results of operations and financial condition in material ways.

Our revenues will depend primarily on our agreement to manage the San Cristóbal mine.

        Following the consummation of the Plan and the sale of our interests in the San Cristóbal mine, our revenues will consist primarily of the management fees payable under the Management Agreement under which we will manage the San Cristóbal mine for Sumitomo. After the initial 12-month term, Sumitomo will be able to terminate the Management Agreement at its discretion upon 180 days' written notice provided that it pays us a $1 million fee. After the initial term, we have the right and might elect to terminate the Management Agreement. Sumitomo may not wish to continue the

Management Agreement beyond the initial term and, as a result, our primary source of funding may not continue beyond the initial term. Moreover, the Management Agreement, and payments to us thereunder, may be reduced or suspended in certain circumstances in the event of a prolonged interruption in mining activities, including labor disturbances, shutdowns or events of force majeure, such as expropriation by the Bolivian government.

We have never previously managed a mining property for a third party and there can be no assurance that our mine management business will be successful.

        Under the Management Agreement, we expect to manage the San Cristóbal mine for a period of at least 18 months, including the six months' notice required to be given to us by Sumitomo in order to terminate the Management Agreement. We have never previously managed a mining property for a third party or sought to develop a mine management business, and we may not be successful in doing so. As economic conditions and certain commodity prices remain weak, it is possible that there will be insufficient demand for our services and that we will be unable to attract additional mine management business.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Our future growth and profitability will depend, in large part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration programs. Competition for attractive mineral exploration properties is intense. Our strategy is to develop reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  •
  establish ore reserves through drilling and metallurgical and other testing techniques;

  •
  determine metal content and metallurgical recovery processes to extract metal from the ore;

  •
  determine the feasibility of mine development and production; and

  •
  construct, renovate or expand mining and processing facilities.

        If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, we may not successfully acquire additional mineral rights, or our exploration programs may not result in proven and probable reserves in sufficient quantities to justify commercial operations at any of our exploration properties.

        The decisions about future development of projects may be based on feasibility studies, which derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metal prices and estimates of average cash operating costs based upon, among other things:

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

Our mineral exploration projects may not contain reserves, be developed into mines or become profitable.

        We currently have a portfolio of approximately 45 exploration projects in six countries—Argentina, Australia, Bolivia, Ecuador, Mexico and Peru. None of our properties has been shown to contain proven or probable reserves. Our exploration properties may not contain reserves, be further developed or ultimately generate revenue or become profitable. Even if we establish the presence of reserves, the economic viability of the property may not justify further exploitation of a project. The failure to establish reserves could restrict our ability to successfully implement a strategy for long-term growth.

We may be required to indemnify Sumitomo in certain circumstances under the terms of the Purchase Agreement and such payments could have a material adverse effect on our financial condition.

        Under the terms of the Purchase Agreement pursuant to which we expect to sell our interests in the San Cristóbal mine to Sumitomo, we are required to indemnify Sumitomo in certain circumstances, including for losses, if any, arising as a result of certain excluded liabilities or a breach of certain customary representations and warranties. Our maximum exposure for such losses could be as much as the full amount of the $27.5 million cash purchase price, although for fraud or intentional misrepresentation, our liability exposure is not limited. Our obligations under the Purchase Agreement will be assumed by our successor, Golden Minerals Company, in connection with the Plan. If Golden Minerals Company were obligated to make indemnification payments, it could have a material adverse effect on its financial condition.

The calculation of our mineralized material is subject to significant estimates.

        None of our exploration properties has been shown to contain proven or probable reserves. We have completed a technical report on our El Quevar property which indicates the presence of mineralized material. See "Business and Properties—Exploration—El Quevar (Argentina)." Mineralization figures are based on estimates made by independent geologists or our own personnel, are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable. There can be no assurance that these estimates will be accurate or that proven and probable reserves will be developed on these properties or that any such reserves could be mined and processed profitably.

Our long-term cash flow and profitability will be affected by changes in the prices of metals.

        Our ability to establish reserves and develop any of our exploration properties—and our profitability and long-term viability—depend, in large part, on the market price of silver, zinc, lead, gold, copper and other metals. See "Business and Properties—Metals Market Overview." The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  •
  global or regional consumption patterns;

  •
  supply of, and demand for, silver, zinc, lead and other metals;

  •
  speculative activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The extreme volatility and disruption that have affected the financial markets have also extended to the commodity markets, including metals markets, which experienced significant volatility in 2008. This volatility can be expected to persist through 2009 and possibly beyond. Any extended weakness in the global economy could further increase volatility in metals prices or depress prices, which could in turn make it uneconomical for us to continue our exploration activities. Volatility or sustained price declines may also affect the number, quality and profitability of available mine service opportunities and adversely affect our ability to build our business.

Title to our mineral properties may be challenged.

        Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

        We derive the rights to some of our mineral properties from leaseholds or purchase option agreements that require the payment of rent or other installment fees. For example, we have acquired certain of our rights on the El Quevar property through option agreements, which require aggregate payments of approximately $3.2 million over the next four years. The El Quevar property is our most advanced exploration property, and the only property on which we have estimated mineralized material. If we fail to make these payments when they are due, our rights to the property may terminate. Because our ability to make some of these payments is likely to depend on our ability to obtain external financing, we may not have the funds to make these payments by the required dates.

        Some contracts with respect to our mineral properties require development or production schedules. For example, the joint venture agreement by which we are acquiring our 80% interest in the El Quevar project requires that we complete a feasibility study by the end of 2010 and begin production within two years thereafter. Because we may not be able to meet any or all of the development or production schedules, we could lose our interests in the El Quevar or other properties as a result.

        Moreover, we are required in certain instances to make certain payments to governments in order to maintain our rights to our mineral properties. We may not be able to pay these yearly fees when they become due.

Our exploration and mine management activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

        We currently conduct exploration and mine management activities almost exclusively in Latin American countries with developing economies, including Argentina, Bolivia, Mexico and Peru. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration and mine management activities in countries with developing economies, including:

  •
  political instability and violence;

  •
  war and civil disturbance;

  •
  acts of terrorism;

  •
  expropriation or nationalization;

  •
  changing fiscal regimes;

  •
  fluctuations in currency exchange rates;

  •
  high rates of inflation;

  •
  underdeveloped industrial and economic infrastructure; and

  •
  unenforceability of contractual rights.

        Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and mine management activities could adversely affect our business.

Our activities are subject to foreign environmental laws and regulations that may materially adversely affect our future operations.

        We conduct mineral exploration and mine management activities primarily in Argentina, Bolivia, Mexico and Peru. These countries have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require us to acquire permits and other authorizations for certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could delay the commencement of production.

        Environmental legislation in many countries is evolving in a manner that will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, (iii) materially adversely affect our future exploration activities and (iv) negatively affect the profitability of the San Cristóbal mine or other projects we may manage in the future.

        Many of our exploration properties are located in historic mining districts where prior owners may have caused environmental damage that may not be known to us or to the regulators. In most cases, we have not sought complete environmental analyses of our mineral properties and have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which it owns or controls mineral properties. To the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

We compete against larger and more experienced companies.

        The mining industry is intensely competitive. Many large mining companies are primarily producers of base metals or gold and may become interested in the types of deposits on which we are focused, which include polymetallic deposits containing significant quantities of base metals including zinc, lead, copper and gold. Many of these companies have greater financial resources, operational experience and technical capabilities than us. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future or maintain and develop our mine services business.

We depend on the services of key executives.

        We are dependent on the services of key executives including our Chief Executive Officer and a small number of highly skilled and experienced executives and personnel. Due to our relatively small size and our Chapter 11 proceeding, the loss of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business, our ability to manage the San Cristóbal mine and our financial condition, results of operations or cash flow.

We may be subject to fines or other penalties in connection with an alleged violation of the Foreign Corrupt Practices Act.

        We have concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early-stage exploration property that is not related to any of our active exploration or mining properties. The involved employees are no longer employed by us, and based on findings to date, no changes to our financial statements previously filed with the SEC are warranted as a result of these matters. We have contacted the U.S. Department of Justice (the "DOJ") and SEC and reported the results of our internal investigation. We have been informed that the DOJ and SEC have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the DOJ and SEC investigations.

        On January 7, 2009, we received a "Wells notice" from the staff of the SEC (the "Staff"), which states that the Staff intends to recommend to the SEC that an enforcement action be commenced against us, alleging violations of Sections 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 30A of the Exchange Act. The Wells notice further states that the Staff may seek permanent injunctive relief, disgorgement, prejudgment interest and civil money penalties against us. We have learned that the Staff also issued Wells notices to a former Chief Financial Officer and former executive Chairman of the Board of Apex during the period of the alleged illegal payments. We intend to submit a Wells Statement putting forth our reasons that the SEC should not institute civil enforcement proceedings against us. We cannot predict with any certainty the final outcome of these investigations or enforcement actions, including any fines or penalties that may be imposed.

Risks Relating to the Common Stock of Golden Minerals Company

There may not be an active trading market for the common stock of Golden Minerals Company, which will affect a shareholder's ability to sell the shares or the price for which they can be sold.

        There is currently only a limited public market for ordinary shares of Apex Silver, but no trading market for common stock of Golden Minerals Company. Upon our emergence from Chapter 11, shares of common stock of Golden Minerals Company will be issued to the holders of our Subordinated Notes and other unsecured creditors. See "Business and Properties—Reorganization and Expected Emergence from Chapter 11." We expect trading in the common stock of Golden Minerals Company to commence trading in the over-the-counter market on or about the Effective Date and also expect to pursue a listing on a U.S. national securities exchange and the Toronto Stock Exchange. We may not be successful in achieving a listing, and you should not assume that a market for the common stock will develop, or if one develops, that it will provide securityholders with liquidity for the common stock.

The substantial control of Golden Minerals Company by a small number of stockholders could facilitate, defer or prevent a change of control of Golden Minerals Company or other events that could be adverse to our other stockholders or to Golden Minerals Company.

        Upon emergence from Chapter 11, five holders of Subordinated Notes will receive approximately 53% of the outstanding common stock of Golden Minerals Company. If holders of a significant number of shares of the Golden Minerals Company's common stock were to act as a group, these holders could be in a position to control the outcome of actions requiring stockholder approval, including facilitating, deferring or preventing a change of control or other events which may or may not be of benefit to other stockholders.

        Moreover, holders of Subordinated Notes who receive common stock of Golden Minerals may sell their stock. Future sales of substantial amounts of the common stock of Golden Minerals in the open market, or the availability of such shares for sale, could adversely affect the price of the common stock of Golden Minerals.

The estimated valuation of Golden Minerals Company common stock is not intended to represent the trading value of the stock.

        The number of shares of Golden Minerals Company common stock that will be issued to holders of Subordinated Notes and other creditors under the Plan was calculated using an estimate of the going concern value of Golden Minerals Company. The estimated valuation of Golden Minerals Company was based on certain generally accepted valuation analyses and is not intended to represent the trading value of the common stock in public or private markets.

We do not anticipate paying a dividend in the foreseeable future.

        For the foreseeable future, we expect to use all of our cash flow to fund our obligations under the Plan, and to advance our exploration portfolio and other business operations. Accordingly, we do not anticipate that Golden Minerals Company will pay cash dividends on its common stock in the foreseeable future. Moreover, the Certificate of Incorporation and Bylaws for Golden Minerals Company will prohibit the payment of dividends (in a single distribution or series of distributions) during the first 12 months after the Effective Date and prohibit payment of dividends (in a single distribution or series of distributions) in excess of 10% of the unrestricted cash held by Golden Minerals Company on the Effective Date until the two year anniversary of the Effective Date.

Risks Relating to Certain Tax and Accounting Consequences

Certain tax consequences of the Plan raise unsettled and complex legal issues and involve factual determinations.

        The federal income tax consequences of the Plan are complex and are subject to significant uncertainties. We have not sought any ruling from the Internal Revenue Service ("IRS") on the tax consequences of the Plan. Thus, there can be no assurance that the IRS will not challenge the various positions we have taken, or intend to take, with respect to the tax treatment in the Plan, or that a court would not sustain such a challenge.

The status of Apex Silver as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes may adversely affect holders of Subordinated Notes or ordinary shares.

        We believe that Apex Silver likely was a PFIC for 2004 through 2006, may have been a PFIC for 2007 and 2008 and may be a PFIC through the Effective Date. A holder of ordinary shares or Subordinated Notes who is a U.S. person for U.S. tax purposes (a "U.S. Holder") will be subject to certain adverse U.S. federal income tax rules if the U.S. Holder owns or has owned our shares or Subordinated Notes during any year in which we were or are a PFIC. Under the PFIC rules, such a U.S. Holder who disposes or is deemed to dispose of shares or Subordinated Notes (including a disposition of the Subordinated Notes upon the consummation of the Plan at the Effective Date) generally will be required to treat any gain on the disposition as an "excess distribution" under the PFIC rules. Under the PFIC rules, a U.S. Holder will be required to allocate any gain treated as an excess distribution with respect to the shares or Subordinated Notes, as applicable, to each day during the U.S. Holder's holding period on a straight-line basis. Any portion of the excess distribution that is allocable to the current year or to periods in the U.S. Holder's holding period before Apex Silver became a PFIC will be included in the U.S. Holder's gross income for the current year as ordinary income. Any portion of the excess distribution that is allocable to any other year will be taxable at the highest rate of taxation applicable to ordinary income for that year, without regard to the U.S. Holder's other items of income and loss for such year, and this tax will be increased by an interest charge computed by reference to the periods to which the tax is allocable and based on the rates generally applicable to underpayments of tax. A holder of shares in a PFIC can sometimes mitigate the impact of the PFIC rules by making a so-called "qualified electing fund" election, but this election is unavailable to holders of Subordinated Notes.

Shareholders of Golden Minerals Company may be required to treat gain recognized on a disposition of the common stock received upon consummation of the Plan as ordinary income in the nature of recapture.

        Holders of our Subordinated Notes and other unsecured creditors who acquire common stock of our successor, Golden Minerals Company, upon consummation of the Plan may be subject to special recapture rules under Section 108(e)(7) of the Internal Revenue Code of 1986, as amended. Under these recapture rules, such a holder may be required to treat gain recognized on the taxable disposition of such common stock of Golden Minerals Company as ordinary income if the holder claimed a bad debt deduction with respect to the Subordinated Notes or other unsecured claims or if the holder recognizes an ordinary loss on the exchange of Subordinated Notes or other unsecured claims for common stock of Golden Minerals Company.

Application of fresh start accounting requirements may result in a material adverse effect on the reported financial condition of Golden Minerals Company.

        As a result of the consummation of the Plan and the transactions contemplated thereby, we believe that we will be subject to the fresh-start accounting rules. Fresh-start accounting rules require that we record our assets and liabilities at fair value upon emergence from bankruptcy. As a result, we will need to determine the fair values of all of our assets, including our exploration properties. These may be impaired in the future if they are not determined to be economically viable properties. Golden Minerals Company will be treated as a "successor company" for accounting purposes and will be required to continue to report its predecessor activities, including the activities of MSC, when comparable prior period consolidated financial statements are presented.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3:    LEGAL PROCEEDINGS

        As previously disclosed, we have concluded, based on the results of an internal investigation conducted under the direction of our Audit Committee, that certain senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early-stage exploration property that is not related to any of our active exploration or mining properties. The involved employees are no longer employed by us, and based on findings to date, no changes to our financial statements previously filed with the SEC are warranted as a result of these matters. We have contacted the DOJ and SEC and reported the results of our internal investigation. We have been informed that the DOJ and SEC have commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. We are cooperating fully with the DOJ and SEC investigations. On January 7, 2009, we received a "Wells notice" from the staff of the SEC (the "Staff"), which states that the Staff intends to recommend to the SEC that an enforcement action be commenced against us, alleging violations of Sections 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 30A of the Exchange Act. The Wells notice further states that the Staff may seek permanent injunctive relief, disgorgement, prejudgment interest and civil money penalties against us. We have learned that the Staff also issued Wells notices to a former Chief Financial Officer and former executive Chairman of the Board of Apex during the period of the alleged illegal payments. We intend to submit a Wells Statement putting forth our reasons that the SEC should not institute civil enforcement proceedings against us. We cannot predict with any certainty the final outcome of these investigations or enforcement actions, including any fines or penalties that may be imposed.

        As discussed above, on January 12, 2009, Apex Silver and its subsidiary, ASMC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, with the Bankruptcy Court. Apex Silver has also commenced a provisional liquidation proceeding in the Cayman Islands. We continue to operate our business as a "debtor-in-possession" under court protection from creditors and claimants and subject to the supervision of the Bankruptcy Court and the joint provisional liquidators in the Cayman liquidation proceeding. On March 4, 2009, the Bankruptcy Court entered an order confirming our Plan. We plan to declare the Plan effective and emerge from Chapter 11 protection on or about March 24, 2009. For additional information regarding our Chapter 11 proceeding, see "Business and Properties—Reorganization and Expected Emergence from Chapter 11."

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2008.

 PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Following our emergence from Chapter 11 protection, our current equity holders will receive no recovery under the Plan and the ordinary shares of Apex Silver will be cancelled. Under the Plan, our successor following emergence from Chapter 11 will be Golden Minerals Company, a Delaware corporation with approximately 3,200 beneficial shareholders. We expect trading in the common stock of Golden Minerals Company to commence trading in the over-the-counter market on or about the Effective Date and also expect to pursue a listing on a U.S. national securities exchange and the Toronto Stock Exchange. We may not be successful in achieving a listing, and you should not assume that a market for the common stock will develop, or if one develops, that it will provide securityholders with liquidity for the common stock. See "Business and Properties—Reorganization and Expected Emergence from Chapter 11" and "Risk Factors—There may not be an active trading market for the common stock of Golden Minerals Company, which will affect a shareholder's ability to sell the shares or the price for which they can be sold."

        Prior to our Chapter 11 proceeding, our ordinary shares were traded on NYSE Alternext U.S., as successor to the American Stock Exchange (the "Exchange"), under the symbol "SIL" until January 12, 2009, when trading was halted as a result of our impending filing under Chapter 11. On February 4, 2009, trading was formally suspended and on March 4, 2009, our shares were formally delisted by the Exchange. Since February 4, 2009, our shares have been quoted on the Pink Sheets under the ticker symbol "APXSQ." As of March 11, 2009, Apex Silver had approximately 225 shareholders of record and an estimated 12,000 additional beneficial holders whose ordinary shares were held in street name by brokerage houses.

        The following table sets forth the high and the low sale prices per share of ordinary shares of Apex Silver for the periods indicated as reported by the Exchange. The closing price of the ordinary shares of Apex Silver on the Pink Sheets on March 11, 2009 was $0.01.

	2008		2007
Period	High	Low	High	Low
1st Quarter	$16.46	$10.05	$15.25	$12.68
2nd Quarter	12.18	4.60	21.99	13.21
3rd Quarter	6.52	1.02	20.80	16.23
4th Quarter	2.40	0.45	21.00	14.35

Dividends

        We have never paid a dividend on our ordinary shares and do not anticipate doing so in the foreseeable future.

Description of Capital Stock of Golden Minerals Company

  Common Stock

        The Amended and Restated Certificate of Incorporation of Golden Minerals Company that will be adopted on the Effective Date authorizes the issuance of an aggregate of 50,000,000 shares of Golden Minerals Company common stock, par value $0.01 per share. Upon emergence from Chapter 11 in accordance with the Plan, on or after the Effective Date approximately three million shares of Golden Minerals Company common stock will be issued to the holders of the Subordinated Notes and Apex Silver's other unsecured creditors.

  Voting Rights

        Each holder of Golden Minerals Company common stock will be entitled to one vote per share. Subject to the rights of the holders of any outstanding preferred stock, all voting rights will be vested in the holders of shares of Golden Minerals Company common stock. Holders of shares of common stock will have noncumulative voting rights, which means that the holders of more than 50% of the shares voting for the election of directors will be able to elect 100% of the directors, and the holders of the remaining shares voting for the election of directors will not be able to elect any directors.

  Dividends

        Holders of Golden Minerals common stock will be entitled to receive dividends when, as and if declared by the board of directors, out of funds legally available for their payment, subject to the rights of holders of any preferred stock outstanding. The Bylaws of Golden Minerals Company (the "Bylaws" and together with the Certificate of Incorporation, the "Organizational Documents") will provide that, for a one-year period following the Effective Date, Golden Minerals Company will not be permitted to declare or pay any dividend in respect of its common stock. Additionally, during the one-year period beginning on or about March 24, 2010, Golden Minerals Company will not be permitted to declare or pay any dividend in respect of its common stock if, after giving effect to such dividend, the aggregate amount of dividends so declared and paid would exceed 10% of the unrestricted cash held by Golden Minerals Company on the Effective Date.

  Rights upon Liquidation

        In the event of Golden Minerals Company's voluntary or involuntary liquidation, dissolution or winding up, the holders of Golden Minerals Company common stock will be entitled to share equally in any of Golden Minerals Company's assets available for distribution after the payment in full of all debts and distributions and after the holders of any series of outstanding preferred stock have received their liquidation preferences in full.

  Preferred Stock

        The Certificate of Incorporation of Golden Minerals Company will authorize the issuance of an aggregate of 10,000,000 shares of preferred stock, par value $0.01 per share. As of the Effective Date, there will be no shares of preferred stock outstanding.

        Pursuant to the Certificate of Incorporation, the board of directors will be permitted, from time to time, to direct the issue of shares of preferred stock in series and may, at the time of issue, determine the voting powers, full or limited, or without voting powers, and such designations, powers, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on shares of Golden Minerals Company common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of Golden Minerals Company before any payment is made to holders of common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of Golden Minerals Company's securities or the removal of incumbent management. Notwithstanding the foregoing, the affirmative vote of the holders of a majority in voting power of the outstanding shares of Golden Minerals Company common stock present in person or represented by proxy at a special or annual meeting duly called for purposes of such business will be required for the issuance of any shares of preferred stock prior to the later of the date (i) that is 14 months following the Effective Date and (ii) on which Golden Minerals Company holds its first meeting of stockholders at which directors are elected following the Effective Date (such date the "Restriction Expiration Date").

  Preemptive Rights

        Under Delaware law, a stockholder is not entitled to preemptive rights to subscribe for additional issuances of common stock or any other class or series of common stock or any security convertible into such stock in proportion to the shares that are owned unless there is a provision to the contrary in the certificate of incorporation. The Certificate of Incorporation of Golden Minerals Company will not provide its stockholders with any preemptive rights.

  Certain Provisions of the Organizational Documents

        The Certificate of Incorporation of Golden Minerals Company will provide that stockholder action can be taken only at an annual or special meeting and cannot be taken by written consent in lieu of a meeting.

        The Bylaws of Golden Minerals Company will provide that an annual meeting of stockholders can only be called pursuant to a resolution of the board of directors and, subject to the rights of holders of preferred stock, special meetings of stockholders may be called for any purpose by the board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of directors then in office or by the chairman of the board of directors. In addition, a special meeting of stockholders may be called by stockholders solely for the purpose of removing directors by one or more written requests by the holders of a majority in voting power of the outstanding shares of Golden Minerals Company common stock.

        The Bylaws of Golden Minerals Company will establish an advance notice procedure for stockholder proposals to be brought before a special or annual meeting of stockholders, including the proposed removal of directors or nomination of persons for election to the board of directors.

        Stockholders at an annual or special meeting will only be able to consider business within the purpose or purposes described in the notice of the meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for such meeting, who is entitled to vote at the meeting and who has given Golden Minerals Company's secretary timely written notice, in proper form, of the stockholder's intention to bring that business before the meeting.

        In addition, the Organizational Documents will provide that:

  •
  For a two-year period commencing on the Effective Date, the board of directors of Golden Minerals Company must be comprised of six members (unless otherwise required by the rules of any stock exchange on which Golden Minerals Company's shares are listed), including the Chief Executive Officer and five independent directors, each of which shall serve an initial term of not less than 14 months. Stockholders of Golden Minerals Company may vote to remove any director for cause by the affirmative vote of a majority of the voting power of outstanding common stock. Additionally, stockholders may vote to remove a maximum of two directors without cause by the affirmative vote of the holders of 66 2/3% in voting power of outstanding common stock at any time prior to Restriction Expiration Date; and

  •
  For a two-year period commencing on the Effective Date, Golden Minerals Company will not be able to enter into any Specified Transaction (defined below) without (i) the unanimous approval of the board of directors and (ii) the affirmative vote of the holders representing at least 75% of the outstanding shares of capital stock of Golden Minerals Company entitled to vote generally (considered for this purpose as one class). A "Specified Transaction" will mean (a) the sale, lease or exchange of all or any substantial part of Golden Minerals Company's property or assets

    (including, for this purpose, the property or assets of any subsidiary of Golden Minerals Company) in a single transaction or a series of related transactions or (b) a merger or consolidation to which Golden Minerals Company is a party, except any merger or consolidation involving Golden Minerals Company in which the shares of capital stock of Golden Minerals Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (A) the surviving or resulting corporation or (B) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation.

        The foregoing summary of the capital stock of Golden Minerals Company is not complete. You should refer to the applicable provisions of the Organizational Documents, which will be adopted by Golden Minerals Company on the Effective Date, to the Plan and related disclosure statement and to Delaware corporate law for a complete statement of the terms and rights of the capital stock of Golden Minerals Company.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

        We expect to emerge from Chapter 11 and to consummate the Plan on or about March 24, 2009, whereupon our business and operations will change substantially as a result of the sale of the San Cristóbal mine and the entry into the Management Agreement. Consummation of the Plan will accordingly have a material effect on our financial condition and results of operations. In addition to the selected historical consolidated financial data of Apex Silver for the five years ended December 31, 2008 provided below, we also present certain pro forma consolidated financial data to reflect the effects of the consummation of the Plan as though it had occurred as of the dates indicated below.

Selected Historical Consolidated Financial Data

        The selected consolidated financial data of Apex Silver for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, are derived from our audited consolidated financial statements. This table should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2008	2007	2006	2005	2004
Statement of Operations:
Revenue	$419,512	$45,932	$—	$—	$—
Operating (expenses)(1)	(624,507)	(83,838)	(744,607)	(175,498)	(21,366)
Other income (expense) net(2)	(23,011)	(35,073)	222,998	13,725	2,521

Net loss before minority interest and income taxes	(228,006)	(72,979)	(521,609)	(161,773)	(18,845)
Income taxes	(8,353)	(2,864)	(749)	(379)	—
Minority interest in consolidated loss	118,122	87,399	8,813	16	—

Net income (loss)	$(118,237)	$11,556	$(513,545)	$(162,136)	$(18,845)

Net loss per Ordinary Share basic	$(2.01)	$0.20	$(9.09)	$(3.34)	$(0.41)

Net loss per Ordinary Share diluted	$(2.01)	$0.20	$(9.09)	$(3.34)	$(0.41)

Weighted average Ordinary Shares outstanding basic	58,947	58,715	56,498	48,616	46,528

Weighted average Ordinary Shares outstanding diluted	58,947	59,071	56,498	48,616	46,528

Cash Flow Data:
Net cash used in operating activities	$(139,554)	$(166,029)	$(70,727)	$(24,338)	$(9,218)
Net cash provided by (used in) investing activities	$(95,842)	$40,254	$(223,012)	$(1,869)	$(518,926)
Net cash provided by financing activities(3)	$228,383	$116,671	$338,771	$3,275	$538,370
Balance Sheet Data:
Total assets	$606,347	$1,324,911	$1,270,096	$780,511	$693,818
Long term liabilities	$73,504	$1,040,098	$1,278,474	$467,743	$339,987
Minority interest	$150,792	$—	$40	$34	$—
Shareholders' equity (deficit)	$(199,080)	$(84,101)	$(103,290)	$227,229	$346,116

(1)
Amounts shown for the years ended December 31, 2008, 2007, 2006 and 2005 include gains and losses related to our open metals derivative positions, including realized cash losses related to the settlement of the positions during 2008 and 2007 and unrealized mark-to-market gains and losses during 2008, 2007, 2006 and 2005. See Note 14, "Derivative Positions," in our Consolidated Financial Statements beginning on page F-1.

(2)
The 2008 amount includes a $63.1 million gain related to the sale of our retained interest in Sumitomo's share of future silver and zinc production from the San Cristóbal mine. The 2006 amounts include a $199.6 million gain related to the sale to Sumitomo of a 35% interest in the subsidiaries that own and operate the San Cristóbal mine.

(3)
The 2008 amount includes $150 million of funding by Sumitomo directly to our San Cristóbal mine. The 2007 amount includes $45 million of borrowings under the Project Finance Facility. The 2006 amount includes $180.0 million of borrowings under the Project Finance Facility and $156.8 million of net proceeds from the sale of ordinary shares. The 2004 amount includes $328.1 million of net proceeds from the issuance of the Subordinated Notes and $208.6 million of net proceeds from sale of ordinary shares.

Selected Consolidated Pro Forma Financial Data

        The following unaudited condensed consolidated pro forma financial statements give effect to the sale of our 65% direct and indirect interests in the San Cristóbal mine to Sumitomo for a cash purchase price of $27.5 million, plus $2.5 million for the reimbursement of certain expenditures previously incurred by Apex Silver on behalf of the San Cristóbal mine (the "Sale"). As part of the transaction, we will be released from all liabilities associated with the San Cristobal mine, including our guarantee of San Cristóbal indebtedness. We expect the transaction to be completed on or about March 24, 2009. As a condition to the closing we will enter into a Management Agreement with Sumitomo under which we will manage the San Cristóbal mine following consummation of the Sale and our emergence from Chapter 11. We will receive an annual fee of $6.0 million, and a potential annual incentive fee of $1.5 million.

        In addition, the unaudited condensed consolidated pro forma financial statements also give effect to the Plan under which holders of our Subordinated Notes will be entitled to receive a pro rata distribution of (i) common stock of Golden Minerals Company and (ii) approximately $45 million in cash. In connection with the Plan, the Subordinated Notes will be cancelled.

        The unaudited condensed consolidated pro forma balance sheet has been prepared as if the Sale occurred, the Plan was consummated and we emerged from Chapter 11 on December 31, 2008. The unaudited condensed consolidated pro forma statement of operations has been prepared as if the Sale occurred, the Plan was consummated and we emerged from Chapter 11 on January 1, 2008. Actual amounts may vary from these pro forma amounts pending a final determination of selling costs, the book value of the assets sold and liabilities assumed by Sumitomo at the date of the sale and a final determination of payments made under the Plan. These unaudited condensed consolidated pro forma financial statements should be read in conjunction with our historical financial statements included in this annual report on Form 10-K.

APEX SILVER MINES LIMITED

CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET

DECEMBER 31, 2008

(Expressed in United States dollars)
(Unaudited)

	Historical Amounts	Pro Forma Adjustments to Reflect Sale of Remaining 65% Interest In San Cristobal (Note 1)		Pro Forma Adjustments to Reflect the Plan of Reorganization (Note 2)		Pro Forma Amounts (Note 3)
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$33,723	$27,238	a	$(28,649	)a	$32,312
Restricted cash	20,575	(20,575	)c	—		—
Investments.	16,351	—		(16,351	)a	—
Trade receivables	7,315	(7,315	)c	—		—
Inventories.	75,008	(75,008	)c	—		—
Prepaid expenses and other assets	15,550	(14,250	)c	—		1,300

Current assets	168,522	(89,910)		(45,000)		33,612
Property, plant and equipment (net)	202,534	(199,040	)c	—		3,494
Ore stockpile inventories	72,628	(72,628	)c	—		—
Value added tax recoverable	157,146	(157,146	)c	—		—
Investments	5,487	—		—		5,487
Other	30	(16	)c	—		14

Total assets	$606,347	$(518,740)		$(45,000)		$42,607

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$48,728	$(44,746	)c	$—		$3,982
Accrued interest payable	8,660	(5,797	)c	(2,863	)b	—
Current portion of long-term debt	532,670	(242,683	)c	(289,987	)b	—

Current liabilities	590,058	(293,226)		(292,850)		3,982
Long-term debt	50,891	(50,891	)c	—		—
Asset retirement obligation	9,155	(9,155	)c	—		—
Other long term liabilities	4,531	(4,531	)c	—		—

Total liabilities	654,635	(357,803)		(292,850)		3,982
Minority interest in subsidiaries	150,792	(150,792	)c	—		—
Shareholders' equity (deficit)	(199,080)	(10,145	)b	247,850	b	38,625

Total liabilities and shareholders' equity (deficit)	$606,347	$(518,740)		$(45,000)		$42,607

Note 1. The unaudited condensed consolidated pro forma balance sheet reflects the sale of our 65% direct and indirect interests in the San Cristóbal mine to Sumitomo as if the sale had occurred at December 31, 2008. The pro forma adjustments reflect:

  a)
  The $27.7 million net cash received from the sale of the San Cristóbal mine consisting of net proceeds from the sale of $30.0 million received from Sumitomo less $2.3 million of selling

APEX SILVER MINES LIMITED

CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET (Continued)

DECEMBER 31, 2008

(Expressed in United States dollars)
(Unaudited)

    costs. The adjustment also includes $0.5 million of restricted cash released to us as a result of the sale, less approximately $1.0 million of cash held by the San Cristóbal mine.

  b)
  The $10.1 million loss recognized on the sale of the San Cristóbal mine, calculated as the difference between the $27.7 million of net cash received and the net book value of the assets sold and liabilities assumed by Sumitomo.

  c)
  The elimination of the $546.0 million of assets sold and $508.6 million of liabilities assumed by Sumitomo.

Note 2. The unaudited condensed consolidated pro forma balance sheet reflects the results of consummation of the Plan and our emergence from Chapter 11 at December 31, 2008. The pro forma adjustments reflect:

  a)
  The $45.0 million payment to the holders of our Subordinated Notes consisting of $28.6 million of existing cash and cash equivalents along with the assumed liquidation of $16.4 million of short term investments.

  b)
  The full settlement of the $290.0 Subordinated Note liability, including accrued interest, for a $45.0 million cash payment and 100% of the common stock of Golden Minerals Company and the recognition of a $247.9 million gain on the reorganization.

Note 3. As a result of the consummation of the Plan and emergence from Chapter 11, on or about March 24, 2009, Golden Minerals Company will be subject to the fresh-start accounting rules prescribed by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SoP 90-7"). Fresh-start accounting requires that each balance sheet account be recorded at fair value at the date of emergence. Furthermore, the value of our assets and liabilities will be impacted by our operating activities between December 31, 2008 and the date of emergence from Chapter 11. A fair value assessment of our assets and liabilities (the emerged company will have no debt) is currently in process and may result in amounts different from those reported on the pro forma balance sheet. The fair value assessment will most likely result in an increase in the carrying value of a number of the exploration properties that we own or have the right to conduct exploration activities on, which historically have had a zero carrying value following our policy to recognize exploration costs as expense in the period incurred. In addition, SoP 90-7 provides that to the extent the reorganization value of a company upon emergence from Chapter 11 is less than or greater than the fair value of such company's net assets and liabilities, a gain or loss, respectively, would be reported upon emergence. As set forth in the Disclosure Statement filed with the Bankruptcy Court, for purposes of estimating recovery to creditors under the Plan, our estimated value is between $15 million and $30 million. Accordingly, the $38.6 million pro forma balance of shareholders' equity will be adjusted based upon application of fresh-start accounting to our assets and liabilities and any gain or loss recorded.

APEX SILVER MINES LIMITED

CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(Expressed in United States dollars)
(Unaudited)

	Historical Amounts	Pro Forma Adjustments to Reflect Sale of Remaining 65% Interest In San Cristobal (Note 1)		Pro Forma Adjustments to Reflect the Plan of Reorganization (Note 2)		Pro Forma Amounts (Note 3)
	(in thousands except per share data)
Revenues:
Sales of concentrates	$419,512	$(419,512)	a	$—		$—
Fees from management services agreement, net	—	6,000	g	—		6,000
Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(346,199)	346,199	a	—		—
Write down of inventories	(52,547)	52,547	a	—		—
Exploration	(25,397)	—		—		(25,397)
Administrative	(22,160)	—		—		(22,160)
Gain (loss)—commodity derivatives	467,871	(467,871)	b	—		—
Gain (loss)—foreign exchange	18,310	(18,342)	a	—		(32)
Asset retirement accretion expense	(794)	794	a	—		—
Impairment of long lived assets	(625,649)	625,649	a	—		—
Depreciation, depletion and amortization	(37,942)	37,416	a	—		(526)

Total operating expenses	(624,507)	576,392		—		(48,115)

Loss from operations	(204,995)	162,880		—		(42,115)
Other income and expenses:
Interest and other income	6,031	(647)	d	—		5,384
Royalty income	351	—		—		351
Gain (loss) on sale of interest in subsidiaries	64,471	(64,471)	c	—		—
Reorganization costs	(2,153)	—		2,153	a	—
Loss on auction rate securities	(16,263)	—		—		(16,263)
Interest expense and other borrowing costs	(75,448)	59,600	d	15,848	b	—

Total other income and expenses	(23,011)	(5,518)		18,001		(10,528)

Loss before minority interest and income taxes	(228,006)	157,362		18,001		(52,643)
Income tax benefit (expense)	(8,353)	7,735	e	—		(618)
Minority interest in loss of subsidiary	118,122	(118,122)	f	—		—

Net income (loss)	$(118,237)	$46,975		$18,001		$(53,261)

Note 1.  The unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 2008 includes the results of operations for that period as if the sale of our 65% interest in the San Cristóbal mine to Sumitomo occurred at January 1, 2008. The pro forma adjustments reflect:

  a)
  The elimination of the results of operations of the San Cristóbal mine, and other subsidiaries, for the year ended December 31, 2008.

  b)
  The elimination of the gain recorded during the year related to the commodity derivatives required by the Project Finance Facility.

  c)
  The elimination of the $64.5 million gain we recognized from the sale of certain retained interests in the San Cristóbal mine to Sumitomo effective June 30, 2008.

APEX SILVER MINES LIMITED

CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS (Continued)

For the Year Ended December 31, 2008

(Expressed in United States dollars)
(Unaudited)

  d)
  The elimination of interest income earned by the subsidiaries that hold the San Cristóbal mine and interest expense primarily related to the $225 million Project Finance Facility, notes payable to Sumitomo and interest on leased mining equipment recorded as capital leases.

  e)
  The elimination of income taxes associated with the San Cristóbal mine.

  f)
  The elimination of Sumitomo's minority interest in the subsidiaries that own and operate the San Cristóbal mine.

  g)
  The contractual proceeds for services performed under the Management Agreement whereby we will manage the San Cristóbal mine on behalf of Sumitomo.

Note 2.  The unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 2008 includes the results of operations for that period as if consummation of the Plan and emerging from Chapter 11 protection had occurred at January 1, 2008. The pro forma adjustments reflect:

  a)
  The elimination of costs related to the Plan and from Chapter 11.

  b)
  The elimination of interest expense related to the Subordinated Notes.

Note 3.  As discussed in Note 3 to the condensed consolidated pro forma balance sheet, we will be subject to fresh-start accounting rules which may result in the recognition of a gain or loss on reorganization upon emerging from Chapter 11. The pro forma statement of operations does not reflect the gain we will recognize upon emergence from Chapter 11, estimated to total approximately $247.9 million, related to the settlement of the Subordinated Notes, as reflected in the pro forma balance sheet above. Additionally, such gain will be adjusted as necessary to record fair value of the assets and liabilities of Golden Minerals Company upon emergence from Chapter 11.

        Golden Minerals Company will also be treated as a "successor company" for accounting purposes and will be required to continue to report its prior ownership in the San Cristóbal mine when comparable prior period consolidated financial statements are presented.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with the consolidated financial statements of Apex Silver and the selected historical financial data and related notes thereto included elsewhere in this annual report on Form 10-K. Because we consolidate the San Cristóbal mine in our financial statements, all production and financial information for the San Cristóbal mine is expressed on a 100% basis. We currently own 65% of the subsidiaries that own and operate the San Cristóbal mine and market concentrates to smelters around the world. As described under "Business and Properties—Reorganization and Expected Emergence for Chapter 11", we are currently operating under Chapter 11 protection and have entered into a Purchase Agreement to sell our interests in the San Cristóbal mine to Sumitomo as a condition to our emergence from Chapter 11.

        Although substantial progress has been made toward a financial restructuring of our operations, there are still numerous risks associated with our ability to consummate the transactions contemplated by the Purchase Agreement and to successfully emerge from bankruptcy. Should we be unsuccessful in closing these transactions, Sumitomo and the senior lenders could foreclose on the San Cristóbal assets under the Project Finance Facility and assert their deficiency claims against us in bankruptcy, transforming the current reorganization process under Chapter 11 into a liquidation proceeding under Chapter 7. In considering only those events and transactions that have occurred or closed prior to the filing of our annual report on Form 10-K, there is substantial doubt that we could continue as a going concern.

Overview of San Cristóbal Operations

        Concentrator throughput and concentrate production continued to improve during the fourth quarter 2008 at the San Cristóbal mine. Concentrator throughput for the fourth quarter 2008 averaged 38,200 tonnes per day, approximately 96% of the 40,000 tonnes per day designed capacity. Total throughput during the fourth quarter exceeded third quarter throughput by 4%, and average throughput in November and December 2008 and January 2009 was approximately 42,300 tonnes per day, approximately 6% above the 40,000 tonnes per day designed capacity.

        Zinc concentrate production of approximately 104,400 dry tonnes during the fourth quarter exceeded third quarter production by 1%, and lead concentrate production of approximately 33,500 dry tonnes during the fourth quarter exceeded third quarter production by 7%. During the fourth quarter of 2008, operating margins at the San Cristóbal mine continued to be adversely affected by declines in silver, zinc and lead prices, which declined, respectively, 17%, 32% and 47% during the fourth quarter, and 39%, 40% and 45% in the last six months of 2008. In addition, costs for reagents, diesel fuel and other materials consumed in the operation remained at substantially high levels through year-end 2008.

        Production from the San Cristóbal mine for 2008 totaled approximately 352,000 tonnes of zinc concentrate and 103,000 tonnes of lead concentrate, containing approximately 16.5 million ounces of payable silver, 173,400 tonnes of payable zinc and 66,500 tonnes of payable lead.

        Average recovery rates for 2008 were 64.7% for silver, 80.3% for zinc and 74.9% for lead and average head grade was 70.44 grams per tonne silver, 2.33% zinc and 0.81% lead.

Results of Operations

        Set forth below is a summary of significant components of our revenues and expenses for the year ended December 31, 2008. Our operations will change substantially as a result of the expected sale of our interests in the San Cristóbal mine to Sumitomo in connection with our emergence from Chapter 11 (see "Business and Properties—Reorganization and Emergence from Chapter 11"). As a result, revenue and expense trends described below will not be comparable to performance in future periods.

        Sales of Concentrates and Costs Applicable to Sales.    We recorded as revenue sales of concentrates of $419.5 million and $45.9 million for the years ended December 31, 2008 and 2007, respectively. We recorded as costs applicable to sales $346.2 million and $42.9 million for the same periods, respectively. We began producing concentrates from our San Cristóbal mine during the third quarter of 2007; as such, the sales recorded during 2007 represent approximately three months of mine startup production. Prior to the startup of the San Cristóbal mine we had no operating mines and consequently no sales or related costs had been previously reported.

        Production Startup Income/(Expense), Net.    During the third quarter 2007 startup phase at San Cristóbal, one shipment of bulk lead concentrates was made to a smelter in Japan. The value of the concentrate shipment was approximately $6.7 million which was netted against $20.2 million of operating expense incurred during the period and the resulting net $13.5 million was reported as production startup income/expense, net at December 31, 2007.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, were $25.4 million for the year ended December 31, 2008, as compared to $15.4 million and $8.3 million for the years ending December 31, 2007 and 2006, respectively. Exploration expense was incurred primarily in Argentina, Mexico and Peru. During 2008, we increased drilling programs and other geologic testing to increase the rate of evaluation of many of our properties. None of the exploration expenses reported relate to the San Cristóbal mine.

        Administrative.    Administrative expense was $22.2 million, $21.9 million and $21.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs. Administrative expenses during 2008 were higher than prior periods due primarily to professional fees and other costs associated with our reorganization efforts and bankruptcy filing.

        Gains and Losses—Commodity Derivatives.    For the year ended December 31, 2008 we recorded a gain related to our metals derivative positions in the amount of $467.9 million compared to a gain of $19.3 million and a loss of $715.1 million for the years ended December 31, 2007 and 2006, respectively. The gains and losses are primarily the result of marking-to-market our open derivative positions as spot and forward prices for silver, zinc and lead fluctuate. The 2008 gain is net of a $40.0 million fee related to the termination of our hedge positions. During 2006 metals prices reached record high levels resulting in the large mark-to-market losses recorded during 2006. During the fourth quarter of 2007 and continuing through 2008, metals prices retreated from the earlier record highs resulting in the mark-to-market gains recorded during 2008 and 2007. In December 2008, the Project Finance Facility lenders, Sumitomo and Apex Silver executed an agreement under which the metals derivative positions were terminated and we were released from our obligations under the derivative positions. As a result, we had no open derivative positions as of December 31, 2008.

        Gains and Losses—Foreign Currency.    At December 31, 2008 and 2007 we had recorded receivables for value added tax ("VAT") payments made related to the development of the San Cristóbal mine in the amounts of $157.1 million and $95.3 million, respectively. The amounts receivable are denominated in the local Bolivian currency and converted to U.S. dollars for reporting purposes resulting in gains or losses related to fluctuations in the exchange rate. For the years ended December 31, 2008, 2007 and 2006 we recorded gains primarily related to the VAT receivable revaluation in the amounts of $18.3 million, $7.7 million and $0.9 million, respectively.

        Other Expense.    For the year ended December 31, 2007, we recorded as other expense $1.2 million of costs related to an engineering study on the economic optimization of processing oxide ore reserves at the San Cristóbal mine and a $1.2 million loss on the disposal of obsolete assets at the San Cristóbal mine. No amounts were recorded to other expense for the years ended December 31, 2008 and 2006.

        Loss on Auction Rate Securities.    For the years ended December 31, 2008 and 2007, we recognized impairment charges related to our auction rate securities ("ARS") investments of $16.3 million and $34.5 million, respectively. The impairment charges are the result of deteriorating markets for certain of the ARS we hold for which the auctions continue to fail. The auctions for certain of the ARS began to fail during the third quarter of 2007 and continued to fail through December 31, 2008. At December 31, 2008 the carrying value of our ARS is $5.1 million.

        Depreciation, Depletion and Amortization.    We recorded depreciation, depletion and amortization expense of $37.9 million for the year ended December 31, 2008 as compared to $14.2 million and $0.4 million recorded for the years ended December 31, 2007 and 2006, respectively. The annual increases are the result of the commencement of operations during the third quarter 2007 at our San Cristóbal mine and the recording of depreciation, depletion and amortization related to the processing plant, mining equipment and other assets related to the production of concentrates from the mine. In addition, during the years ended 2007 and 2006, depreciation and amortization costs incurred in connection with the development of the mine were capitalized in the amounts of $3.2 million and $5.2 million, respectively.

        Interest and Other Income.    We recorded interest and other income of $6.0 million, $22.0 million and $19.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. We held lower average cash and investment balances during 2008 as compared to the preceding years which resulted in lower interest being earned. In addition, interest rates were also lower during 2008 as compared to the preceding years.

        Royalty Income.    During 2008, 2007 and 2006, we earned $0.4 million, $1.3 million and $1.6 million, respectively, of royalty income from a property in Mexico on which we retained a net smelter return royalty. The property is being test mined by a joint venture partner, and we receive a royalty for product sold from the test mining operation.

        Gain on Sale of Interest in Subsidiary.    During 2006, we sold to Sumitomo for $224 million in cash a 35% interest in the three subsidiaries that owned the San Cristóbal mine, marketed project concentrates and held the metals derivative positions associated with the mine. We recorded a minority interest of $8.8 million in the net assets sold to Sumitomo and recognized a gain of $199.6 million related to the transaction. The gain was net of approximately $6.4 million of selling costs we incurred related to the transaction. No such transactions were recorded during 2008 or 2007. Under the terms of the 2006 sale to Sumitomo of a 35% interest in the San Cristóbal mine, we retained certain interests in Sumitomo's share of future silver and zinc production from the San Cristóbal mine. During 2008 we and Sumitomo agreed to terminate these retained interests for a onetime payment of $70.0 million from Sumitomo. We recorded a $63.1 million gain related to the transaction which is reflected as a component of the gain on the sale of interest in a subsidiary.

        Interest Expense and Other Borrowing Costs.    For the years ended December 31, 2008, 2007 and 2006 we recorded interest expense and other borrowing costs in the amounts of $75.5 million, $23.8 million and $0.8 million, respectively. The amounts are net of interest capitalized during the San Cristóbal mine construction in the amounts of $30.6 million and $26.1 million for the years ended December 31, 2007 and 2006, respectively. Interest expense and other borrowing costs consist of interest incurred on the Project Finance Facility, interest incurred on the Subordinated Notes and interest incurred on capital leases.

        Income Taxes.    ASMC, our U.S. management services company, is subject to U.S. income taxes on income derived from services provided to Apex Silver and its subsidiaries. Other than amounts payable by ASMC, we pay no income tax in the U.S. since we are incorporated in the Cayman Islands and do not conduct or expect to conduct business in the U.S. that would generate significant U.S. taxable income. The Cayman Islands currently impose no corporate taxation. We have been granted an exemption until January 16, 2015 from any form of corporate taxation that may subsequently be adopted in the Cayman Islands. Our income tax provisions of $8.4 and $2.9 million for the years ended December 31, 2008 and 2007, respectively, consist of $3.3 and $2.1 million withholding taxes either accrued or paid to Bolivia and the United States, $5.1 and $0.7 million income taxes either accrued or paid in Bolivia, and $0.1 million of accrued income taxes in the United States and other countries for the year ended December 31, 2007. For the year ended December 31, 2006, $0.7 million income tax relates solely to withholding taxes from the United States and Bolivia.

        Net deferred tax assets of $113.9 million, $66.1 million, and $28.3 million at December 31, 2008, 2007 and 2006, respectively, resulting primarily from operating loss carry-forwards and other temporary differences of our subsidiaries, have been fully offset by valuation allowances.

        Minority Interest in Losses of Consolidated Subsidiaries.    For the years ended December 31, 2008, 2007 and 2006, we allocated losses to the minority interest holder of $118.1 million, $87.4 million and $8.8 million, respectively. The 2008 amount is primarily related to Sumitomo's interest in certain losses related to San Cristóbal property, plant and equipment impairment charges and inventory write downs partially offset by gains related to marking our metal derivative positions to market. In accordance with generally accepted accounting principles in the United States, we do not allocate losses to the minority interest in excess of the minority owner's recorded interest in the subsidiary and at December 31, 2007 and 2006, we had absorbed approximately $23.6 million and $98.8 million of losses, respectively, that normally would have been allocated to the minority interest. During 2008 and 2007, $23.6 million and $75.2 million of the losses previously absorbed were recouped and included in minority interest in losses of consolidated subsidiaries for the respective periods. Also, during 2008, Sumitomo advanced an additional $86.9 million to fund its share of operating costs related to the San Cristóbal mine, we recorded $14.1 million of interest due Sumitomo on its cumulative share of advances to fund the San Cristóbal mine, and Sumitomo loaned MSC $150.0 million under the MSC working capital facility. All of these transactions were recorded to minority interest.

        Impairment of Long-lived Assets.    For the year ended December 31, 2008, we recognized an aggregate impairment loss on the San Cristóbal asset group that totaled $625.6 million. Due to declining metals prices, continued high operating costs and anticipated funding requirements and following the guidance of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we used a probability weighted analysis of various cash flow scenarios in determining that future cash flows were not sufficient to recover the carrying value of the San Cristóbal asset group and accordingly wrote down the carrying value of our long-lived assets to their estimated fair value. Shortly after our emergence from Chapter 11, we will write off all assets and liabilities associated with San Cristóbal and record a gain or loss on the sale. The asset group includes all plant, property, and equipment, inventories, trade receivables, value added tax recoverable, accrued liabilities and leasing obligations related to the San Cristóbal mine.

Liquidity and Capital Resources

        At December 31, 2008, our aggregate balance of cash, restricted cash, and short- and long-term investments totaled $71.0 million (excluding ARS), of which $20.6 million was restricted. At December 31, 2007, our aggregate balance of cash, restricted cash, and short- and long-term investments totaled $199.2 million (excluding ARS), of which $103.3 million was restricted. The amounts held at December 31, 2008 include $33.7 million in cash and cash equivalents, $21.8 million in investments (including $5.1 million of illiquid ARS investments) and $20.6 million of cash that is restricted to working capital requirements at the San Cristóbal mine and interest and principal payments on the Project Finance Facility. At December 31, 2008, our aggregate unrestricted cash and investments (excluding ARS) totaled $50.4 million.

        The decrease in our aggregate balance of cash, restricted cash, short- and long-term investments and restricted investments (excluding ARS) at December 31, 2008, compared to the prior year, is primarily the result of $139.6 million used to fund operations, $273.2 million used to settle derivative positions, $27.5 million invested in property, plant and equipment and $8.6 million to pay long term debt related to capital leases. The decrease in our cash and investment balances was partially offset by $236.9 million advanced by Sumitomo as its share of San Cristóbal funding, $70.0 million received from the sale of a deferred payment stream to Sumitomo and $14.1 million of deferred payments received from Sumitomo. In addition, the value of our investments was reduced by a $16.3 million additional impairment to the carrying value of our ARS.

        As described above, our liquidity deteriorated during 2008, causing us to file for Chapter 11 protection and take significant steps to restructure our business, including entering into an agreement with Sumitomo to sell our interests in the San Cristóbal mine. We anticipate that we will emerge from Chapter 11 on or about March 24, 2009. Under the terms of the Plan, the holders of the Subordinated Notes will be entitled to receive any cash amounts held by us at the Effective Date in excess of the sum of (a) $15 million, plus (b) a reserve for accrued liabilities at the Effective Date and certain projected reorganization expenses that will be incurred after the Effective Date. Following receipt of the proceeds from the sale of our interests in the San Cristóbal mine and the payment of amounts required under the Plan, we expect to have a balance of cash and investments of approximately $18 million (excluding ARS). In addition, we expect to receive approximately $4.5 million during the remainder of 2009 as our management fee under the Management Agreement with Sumitomo, and approximately $2 million in interest and royalty revenue. We will have no indebtedness following our emergence from Chapter 11.

        For the 2009 fiscal year, we expect to spend approximately $8 million in reorganization costs, $13 million on general corporate costs and $12 million on our exploration properties. Much of the spending on reorganization and general corporate costs will occur in the first half of 2009 and is related to our reorganization and emergence from bankruptcy. Following our emergence from bankruptcy on or about March 24, 2009 and through the remainder of the year, we expect to spend approximately $3 million on reorganization costs, $8 million on general corporate costs and $8 million on our exploration properties. We believe that the cash on hand at the Effective Date, together with interest and royalty income and amounts received under the Management Agreement, will provide us with enough cash to continue with our exploration program and offset general and administrative expenses through the end of 2009. We expect that we will need to raise substantial additional capital to pursue our business strategy beyond 2009. We cannot assure you that we will be able to do so on favorable terms or at all. See "Risk Factors—Risks Associated with our Business—We may not be able to continue as a going concern following emergence from Chapter 11 if we cannot fund operations through increased revenue or access to external sources of funding."

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2008:

Contractual Obligations (thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Convertible debt(1)	$289,987	$289,987	$—	$—	$—
Interest payments convertible debt(1)	3,178	3,178	—	—	—
Principal payments on project finance facility(2)	225,000	225,000	—	—	—
Interest payments on project finance facility(2)	5,766	5,766	—	—	—
Capital leases(3)	47,856	8,307	13,810	13,419	12,320
Interest payments on capital leases(3)	23,055	6,345	9,487	5,555	1,668
Operating leases(4)	137	137	—	—	—
San Cristóbal mine patent payments(5)	6,000	400	800	800	4,000

(1)
As discussed under "Business and Properties—Reorganization and Expected Emergence from Chapter 11", the Subordinated Notes are in default due to our filing under Chapter 11 and consequently the full amount due under the Subordinated Notes were classified as current at December 31, 2008. Under the terms of the Plan, holders of the Subordinated Notes will be entitled to receive a pro rata distribution of (i) common stock of Golden Minerals Company, and (ii) cash proceeds of approximately $45 million as full settlement of the Subordinated Notes, upon emergence from Chapter 11. Interest payments on the Subordinated Notes represent amounts accrued through January 12, 2009, the date we filed for Chapter 11 protection.

(2)
As discussed under "Business and Properties—Reorganization and Expected Emergence from Chapter 11", MSC failed to make the principal and interest payment due under the Project Finance Facility on December 13, 2008 and failed to fulfill certain other covenants and thus is in default under the Facility. Consequently the full amount due under the Facility was classified as current at December 31, 2008. Interest payments on the Facility represent amounts accrued through January 12, 2009, the date we filed for Chapter 11 protection and received a standstill agreement from Sumitomo.

(3)
Capital leases shown are related to MSC's operation of the San Cristóbal mine, which will be sold to Sumitomo on the Effective Date of the Plan.

(4)
The operating lease obligations are related to our corporate headquarters office. The current lease expires April 30, 2009.

(5)
The San Cristóbal mine patent payments are payments MSC must make to the Bolivian government to maintain its rights to the San Cristóbal mining concessions. Amounts shown include payments through termination of the currently planned mine life in 2023.

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

Mineral Properties

        When we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Beginning September 1, 1997, costs associated with our San Cristóbal project have been capitalized to construction in progress. As of August 2007, these costs were transferred to the mining, equipment and machinery section of property plant and equipment concurrent with the completion of construction of the mine. Capitalized costs at San Cristóbal include all direct costs associated with the project, certain interest costs, depreciation on assets being used to construct the project and other internally allocated costs directly associated with the advancement of the project.

Inventories

        Ore stockpiles and concentrate inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and future metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. The $18.6 million of concentrate inventories and $72.6 million of ore stockpile inventories recorded at December 31, 2008 were recorded at net realizable value. The $23.4 million of concentrate inventories and $77.7 million of ore stockpile inventories recorded at December 31, 2007, were recorded at cost. We recorded $52.5 million of inventory write downs during the year ended December 31, 2008. No inventory write down charges were recorded during the year ended December 31, 2007. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpiles not expected to be processed within the next 12 months are classified as long-term.

Value Added Tax Recoverable

        We record value VAT paid in Bolivia and related to the San Cristóbal mine as a recoverable asset. The VAT is expected to be recovered through future production from the San Cristóbal mine. As export sales are made from the mine, we are entitled to file for tax credit certificates, called Cediems, from the government relating to current and previous VAT paid. The Cediems, once issued to us, can then be used as a credit against certain Bolivian income and import taxes or can be sold to other third parties at a small discount. We are currently filing for Cediems based on the export sales we have made to date. The process for receiving Cediems is administratively complex and can take one to two years from the date an application is filed. Future changes to Bolivian tax law could have an adverse effect on our ability to recover the VAT. As of December 31, 2008, we have filed for approximately $33.8 million of Cediems and have received approximately $0.4 million of Cediems that have been used to offset Bolivian income taxes. We believe, based on current Bolivian law and financial projections at the mine, that all of the VAT appearing on the balance sheet is recoverable. At December 31, 2008 and

2007, the VAT recoverable amounts were $157.1 million and $95.3 million, respectively. The VAT recoverable amounts include $19.5 million and $8.6 million of recoverable Bolivian import duties for the years ended December 31, 2008 and 2007, respectively. The December 31, 2008 VAT recoverable balance of $157.1 million is net of $0.2 million of VAT recovered during 2008.

Derivative Positions

        We record all open derivative positions on our consolidated balance sheet at estimated fair value. Changes in the fair value of the open derivative positions are recorded each period in earnings as we do not account for any of our derivatives as hedge transactions. Prior to January 1, 2008, our metal derivative positions were valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions were valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions. We independently verified that the values received from the counterparties were based upon major commodities price indices such as the London Metal Exchange and New York Commodities Exchange and other available market data. As a result of our adoption of the provisions of Financial Accounting Standards No. 157, "Fair Value Measurements" on January 1, 2008, the fair value of our metal derivate liabilities are valued as above and then adjusted to reflect our credit risk and risk of non-performance.

        At December 31, 2008 we had no open derivative positions as the result of fully liquidating previously held positions during the fourth quarter 2008. At December 31, 2007 the fair value of our open derivatives positions was a net liability of $741.0 million.

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

Income Taxes

        We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") on a tax jurisdictional basis. We file Bolivia, United States and certain other foreign country income tax returns, and pay taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation. Our income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FAS 109, we identify and evaluate uncertain tax positions, and recognize the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet.

        We have recorded a full valuation allowance against our deferred tax assets based on the judgment that it is more likely than not that these deferred tax assets will not be utilized before their expiration. Due to the pending sale of the San Cristóbal property, it is not likely that we will generate sufficient taxable income to utilize our deferred tax assets in the future.

Auction Rate Securities

        Auction rate securities ("ARS") are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. Beginning in August 2007 and continuing through December 31, 2008 a number of ARS auctions failed, resulting in a lack of liquidity in the ARS market. At the time the auctions failed we held approximately $71.7 million of ARS investments. During 2007 we liquidated ARS investments with a cost basis of $19.5 million for $15.7 million and recorded a $3.8 million loss. During 2008 we liquidated approximately $0.3 million of our ARS. In addition during 2008 and 2007 we recorded impairment charges of $16.3 million and $30.7 million respectively to earnings on the remaining ARS investments, resulting in a remaining carrying value of $5.1 million and $21.5 million at December 31, 2008 and 2007, respectively. The fair value for each ARS was determined by us, with the assistance of a third party valuation firm, using discounted cash flow, market value comparison and option pricing models. Inputs into the model include significant assumption regarding default, recovery and prepayment rates. There can be no assurance that the ultimate disposition of these securities will not result in recoverable values significantly different from the estimates we have made.

        We will not be able to liquidate our investments in ARS until a future auction for the ARS is successful or we sell the ARS in a secondary market at a potentially substantial discount and accordingly, these ARS have been classified as non-current. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of short-term liquidity for the ARS will adversely affect our ability to conduct business in the near term.

        See Note 4 of the accompanying Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for additional accounting policies.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our current outstanding debt consists primarily of our Subordinated Notes, amounts borrowed under our $225 million Project Finance Facility for the construction of the San Cristóbal mine and amounts borrowed under the $150 million working capital facility provided by Sumitomo for MSC. The Subordinated Notes and the working capital facility bear interest at a fixed rate and thus do not have exposure to interest rate changes. The Project Finance Facility bears interest at LIBOR plus a credit spread. As of December 31, 2008, we had borrowed the full $225 million amount available under the facility. An increase of 0.5% in the LIBOR would result in an annual increase in interest expense of $1.125 million. We have not entered into any agreements to hedge against unfavorable changes in interest rates.

        Assuming we emerge from bankruptcy in accordance with the proposed Plan we will be relieved of our obligations with respect to the Subordinated Notes, the working capital facility and the Project Finance Facility. Our successor company, Golden Minerals Company, will not have any indebtedness following the Effective Date of the Plan. For additional information regarding the Chapter 11 protection and the treatment of our outstanding debt, refer to "Business and Properties—Reorganization and Emergence under Chapter 11."

        We invest excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. Based on the average cash balances outstanding during 2008, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately 1.5 million.

Foreign Currency Exchange Risk

        Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets for the San Cristóbal mine may be denominated in Bolivianos, Euros or other currencies. We will not own the San Cristóbal mine following our emergence from Chapter 11 and therefore we expect our exposure to foreign currency exchange risk will be significantly reduced. Nonetheless, to reduce exposure to this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars. At December 31, 2008, we did not hold any foreign currency derivative positions.

Commodity Price Risk

        For 2008, our primary source of revenue was from sales of concentrates containing silver, zinc and lead. As a result, changes in the price of any of these commodities had the potential to significantly affect our results of operations and cash flows.

        To comply with the Project Finance Facility, MSC was required to implement price protection for a portion of its planned silver, zinc and lead production from San Cristóbal. These positions began to mature in July 2007 and MSC was required to make significant cash payments to settle the positions. MSC made cash payments of $48.3 million to settle the positions maturing during 2007. In 2008, derivative positions matured for 2.8 million ounces of silver, 99,000 tonnes of zinc and 64,000 tonnes of lead, representing 17%, 57% and 96%, respectively, of MSC's 2008 silver, zinc and lead production. We made cash payments of $182.3 million to settle these positions.

        In December 2008, as a component of our restructuring efforts, we entered into a termination agreement with the hedge banks and Sumitomo under which the hedge banks terminated the outstanding metals derivative positions. See "Business and Properties—Reorganization and Expected Emergence for Chapter 11."

        We will not own the San Cristóbal mine following our emergence from Chapter 11 and therefore our direct exposure to commodity price risk will be reduced. At December 31, 2008, we did not hold any commodity derivatives.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K at page F-1.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The management of Apex Silver has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        The management of Apex Silver, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Apex Silver have been detected.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.

        In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have been no changes to Apex Silver's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Apex Silver's internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        None.

 PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors of Apex Silver

        Set forth below is information regarding our directors as of March 16, 2009. All of our directors were elected prior to our filing under Chapter 11. We have not held any shareholders meetings while the Chapter 11 proceeding has been ongoing. Information about the expected composition of the board of directors of Golden Minerals Company is set forth below under "—Expected Board of Directors of Golden Minerals Company."

        During 2008, Messrs. Harry Conger, Ove Hoegh and Paul Soros resigned from our Board.

        Our current Board is described below.

Name	Age	Initial Appointment	Class (Term)
Jeffrey G. Clevenger(1)	59	October 2004	Class III (2009)
Rodman L. Drake	66	April 2007	Class I (2010)
Keith R. Hulley(2)	69	April 1997	Class II (2011)
Ian Masterton-Hume	58	April 2007	Class II (2011)
Kevin R. Morano	55	February 2000	Class III (2009)
Terry M. Palmer	64	September 2004	Class III (2009)
Charles B. Smith	70	March 2000	Class I (2010)

(1)
Mr. Clevenger serves as our President and Chief Executive Officer.

(2)
Mr. Hulley serves as the Chairman of the Board.

        Jeffrey G. Clevenger.    Mr. Clevenger was elected to serve as a director and appointed as our President and Chief Executive Officer in October 2004. Mr. Clevenger worked as an independent consultant from 1999 when Cyprus Amax Minerals Company, his previous employer, was sold until he joined us in 2004. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc. He is a Member of the American Institute of Mining, Metallurgical and Petroleum Engineers and the Metallurgical Society of America. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate of the Advanced International Senior Management Program of Harvard University.

        Rodman L. Drake.    Since 1997, Mr. Drake has served as Managing Director of Baringo Capital and its predecessors, a private equity group focused on investments in mining and venture capital, which he also co-founded. He also serves on the Advisory Board of Resource Capital Funds ($850 million), a private equity fund focused in the natural resources sector. From 1994 to 1997, he served as co-founder and co-chairman of KMR Power Company, which developed independent power projects in Latin America. Prior to 1994, Mr. Drake held various positions in consulting companies including President of The Mandrake Group, focused on strategy and organizational design, from 1991 to 1994, and Chief Executive Officer and Managing Partner of Cresap, McCormick and Paget, a leading international management and strategy consulting firm, from 1980 to 1991. Mr. Drake serves as a director of Student Loan Corporation, a large provider of student loans; Jackson Hewitt, a tax preparation service company; The Helios Funds, closed and open-end funds focused on fixed income and asset-backed securities, where he serves as Chairman; Crystal River Capital, a REIT; Celgene Corp., a global biopharmaceutical company; and Columbia Atlantic Funds, a family of mutual funds sponsored by Bank of America. Mr. Drake holds a B.A. in Latin American Studies from Yale University and an M.B.A. from Harvard Business School.

        Keith R. Hulley.    A 45 year mining veteran, Mr. Hulley has been with us since October 1996. In March 1998, he was appointed President and Chief Operating Officer and, in October 2002, he assumed the position of Chief Executive Officer. Mr. Hulley retired from the positions of President and Chief Executive Officer in September 2004 and remains a director and the Chairman of the Apex Silver Board. Prior to joining Apex Silver, Mr. Hulley served as a member of the board of directors and the Director of Operations at Western Mining Holdings Limited Corporation, a publicly traded international company that produced nickel, gold and copper. Prior to joining Western Mining, he held a number of executive positions in the mining industry, including Chief Executive Officer and Chairman of the board of directors of USMX Inc., a publicly traded mining and exploration company; President of the Minerals Division and Senior Vice President of Atlas Corporation, a diversified mining company; Vice President of Mining and Development of the US Division of BP Minerals Inc., a major international mining company; and various engineering and management positions including Superintendent of Kennecott's Bingham Canyon copper mining operations. Mr. Hulley became a director of Gabriel Resources Ltd. in February 2006 and joined the board of directors of Ecometals Limited in October 2007 as a director and the Chairman of the board of directors. He is also a member of the American Institute of Mining and Metallurgical Engineers. He holds a B.Sc. in Mining Engineering from the University of Witwatersrand in South Africa and an M.Sc. in Mineral Economics from Stanford University.

        Ian Masterton-Hume.    Mr. Hume has over 30 years experience in the natural resource industry. Since January 2000, he has been a partner of The Sentient Group, a manager of closed-end private equity funds specializing in global investment in the natural resources sector headquartered in Sydney, Australia, which he also co-founded. From 1994 to 2000, Mr. Hume served as a consultant to AMP Society's Private Capital Division, focused on international mining and telecommunications investments primarily in North and South America, Russia and the Pacific Rim. His experience prior to 1994 includes serving as a consultant to Equatorial Mining in Santiago, Chile, regarding development of its copper assets, and approximately 23 years of investment management and investment banking experience for companies in Australia and the United Kingdom, including Impala Pacific Corporation in Hong Kong, Bain & Company in Sydney, Australia and the Jessel Group of companies in London and South Africa. He is a director of Andean Resources Ltd. and Norsemont Mining Inc. Mr. Hume attended both Harrow School (England) and Nice University (France).

        Kevin R. Morano.    Mr. Morano has been Managing Principal of KEM Capital LLC, a private equity investment company and provider of management advisory services, since March 2007. From March 2002 to March 2007, Mr. Morano was employed by Lumenis Ltd., a laser and light-based technology company specializing in medical devices for aesthetic, surgical and ophthalmic applications. His positions with Lumenis included Chief Financial Officer from March 2002 to August 2004 and Senior Vice President for Marketing and Business Development from May 2004 to March 2007. Prior to joining Lumenis, Mr. Morano held a number of senior executive positions with major American public companies including a 21 year career at ASARCO Incorporated, a global copper mining company and specialty chemicals and aggregates producer, which was acquired by Grupo Mexico in December 1999. At ASARCO, Mr. Morano served in various senior executive capacities including President and Chief Operating Officer, Executive Vice President and Chief Financial Officer. He serves as a director of Bear Creek Mining Company. Mr. Morano holds a B.Sc. in Finance from Drexel University and an M.B.A. from Rider University.

        In April 2006, the SEC filed a complaint in U.S. District Court against Lumenis Ltd., one of its former officers and Mr. Morano, the former Chief Financial Officer of Lumenis, alleging violations of the anti-fraud and other provisions of federal securities law. With respect to Mr. Morano, the complaint alleged, among other things, that Mr. Morano knowingly or recklessly permitted the improper accounting of certain sales transactions, which resulted in the publication by Lumenis Ltd. of materially false financial statements in 2002 and 2003. Without admitting or denying the allegations in the complaint, Mr. Morano consented to the entry, in September 2008, of a final consent judgment that, among other things, enjoins Mr. Morano from violating various provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and ordered Mr. Morano to pay a $55,000 civil penalty, and an SEC administrative order suspending Mr. Morano from appearing or practicing before the SEC as an accountant.

        Terry M. Palmer.    Mr. Palmer has 40 years of financial, management and accounting experience with a particular focus on the mining industry. Since January 2003, Mr. Palmer has worked on a part-time basis for and is a principal of the CPA firm of Marrs, Sevier & Company LLC. He spent 36 years at Ernst & Young LLP where he rose from a staff position to partner responsible for audit and advisory services to major international mining companies and serving as the technical consulting partner in the SEC-related business. Mr. Palmer is a director of Allied Nevada Gold Corp. Mr. Palmer holds a B.Sc. in Business Administration from Drake University and an M.B.A. from the University of Denver. He is a certified public accountant and a Member of the American Institute and Colorado Society of Certified Public Accountants.

        Charles B. Smith.    Mr. Smith is a retired mining executive with over 35 years experience. His distinguished background includes a seven year tenure, from 1992 to 1999, with Southern Peru Copper Company, one of the world's largest copper producers, where he served in various executive capacities including President and Chief Executive Officer, Executive Vice President and Chief Operating Officer. Prior to 1992, Mr. Smith had an 18 year career with Atlantic Richfield Company (ARCO), a diversified resource company, where he held a wide range of senior positions including Vice President of US Operations and Marketing of its subsidiary ARCO Coal Company and Vice President of Engineering and Research at its subsidiary Anaconda Minerals Company. Mr. Smith holds a B.Sc. in Mining Engineering from the University of Arizona.

Expected Board of Directors of Golden Minerals Company

        Following our emergence from Chapter 11 on the Effective Date, the board of directors of Golden Minerals Company will be comprised of six directors. Four of the current directors of Apex Silver—Messrs. Clevenger, Masterton-Hume, Morano and Palmer—will serve on the board of Golden Minerals Company. In addition, two new directors, Messrs. David Watkins and W. Durand Eppler, will join the board of Golden Minerals Company on the Effective Date. Information regarding Messrs. Watkins and Eppler is set forth below. The board of Golden Minerals Company will not be classified. The initial term of each of the six directors will be no less than 14 months.

        W. Durand Eppler.    Mr. Eppler, age 55, has over 30 years experience in the natural resources industry. He has served as Chief Executive Officer of Sierra Partners, LLC, a private investment and advisory firm since he founded it in 2004. The firm has an exclusive focus on mining, oil and gas and energy resource industries and international experience. From 1995 to 2004, Mr. Eppler held various positions with Newmont Mining Corporation, the world's second largest gold producer, and its subsidiaries, including Vice President of Newmont Capital, Ltd. (2002 to August 2004), Vice President, Corporate Development of Newmont Mining Corporation (2001 to 2002), President of Newmont Indonesia (1998 to 2001), and Vice President, Corporate Planning of Newmont Mining Corporation (1995 to 1998). Prior to joining Newmont, Mr. Eppler served as the Managing Director, Metals &

Mining for Chemical Securities, Inc., a subsidiary of Chemical Bank (now JPMorgan Chase), where he was responsible for relationship management, technical support, corporate finance services, credit marketing and transaction execution for clients in the global precious, industrial and energy resources businesses. He currently serves on the boards of directors of Vista Gold Company, Augusta Resource Corp., and Allied Nevada Gold Corp. and is the Chairman of the board of directors of Northern Energy & Mining Inc. Mr. Eppler holds a B.A. in Geography & Religion from Middlebury College and an M.S. in Mineral Economics from the Colorado School of Mines. Mr. Eppler is a member of the Society of Mining Engineers of A.I.M.E. and a member of the Global Leadership Council, College of Business, Colorado State University.

        David Watkins.    Mr. Watkins, age 64, has over 40 years experience in the mining industry, working as a senior executive with major mining companies and junior exploration and development companies. Mr. Watkins served as President and Chief Executive Officer of Atna Resources, Ltd., a company engaged in the exploration, development and production of gold properties, from 2000 until his recent appointment to Executive Chairman in January 2009. From 1993 to 1999, Mr. Watkins served as Senior Vice President, Exploration of Cyprus Amax Minerals Company, a producer of commodities such as copper, gold, molybdenum, lithium and coal. Prior to his employment with Cyprus Amax, Mr. Watkins served as President of Minova Inc., a producer of precious metals and base metals from mining operations in Canada. Mr. Watkins currently serves on the boards of directors of a number of companies, including Euro Resources S.A., Canplats Resources Corp, Commander Resources Ltd, Golden Goose Exploration Inc. and Maudore Minerals Ltd. Mr. Watkins holds a B.A. in Geology from Queen's University at Kingston, an M.S. in Geology from Carleton University, Ottawa and is a graduate of the Executive Business Program from the University of Western Ontario. Mr. Watkins is a member of the Canadian Institute of Mining and Metallurgy, Geological Association of Canada, Geological Society of Nevada and Prospectors and Developers Association of Canada.

Executive Officers of Apex Silver

        We have six executive officers, our President and Chief Executive Officer, four Senior Vice Presidents (including our Chief Financial Officer), and our Vice President and Controller. Set forth below is information regarding our executive officers and other officers of Apex Silver. Information about the management of Golden Minerals Company is set forth below under "—Expected Executive Officers of Golden Minerals Company."

Name	Age	Position
Jeffrey G. Clevenger	59	President and Chief Executive Officer
Gerald J. Malys	64	Senior Vice President, Finance and Chief Financial Officer
Jerry W. Danni	56	Senior Vice President, Corporate Affairs
Deborah J. Friedman	56	Senior Vice President, General Counsel and Corporate Secretary
Terry L. Owen	60	Senior Vice President, Operations Project Development
Robert P. Vogels	51	Vice President, Controller
Robert B. Blakestad	62	Vice President, Exploration and Chief Geologist
Donald B. Ratcliff	53	Vice President, Marketing and Commodity Risk Management
Craig Patrick	60	Vice President, Organizational Development

        Jeffrey G. Clevenger.    See "—Board of Directors of Apex Silver" above.

        Gerald J. Malys.    Mr. Malys was appointed as our Senior Vice President, Finance and Chief Financial Officer in June 2006. Mr. Malys was a private investor from 1999, when his previous employer, Cyprus Amax Minerals Company, was sold, until he joined us in 2006. Mr. Malys was employed by Cyprus Amax Minerals Company from 1985 to 1999, first as Vice President, Tax and Information Services, and Corporate Controller from 1985 to 1989, and then as Senior Vice President and Chief Financial Officer from 1989 to 1999. From 1972 to 1985, he held various positions with Gulf Oil Company, including Vice President of Gulf Exploration and Production Company, Assistant Corporate Controller, Senior Manager Corporate Accounting, and Director of SEC Reporting. Mr. Malys served as a director of Amax Gold Inc. from 1993 to 1998 and of Kinross Gold Corporation from 1998 to 1999. Mr. Malys has served as a director of National Coal Corp. since November 1, 2006. Mr. Malys has a B.S. in Accounting from Gannon University and is a member of the American Institute of Certified Public Accountants.

        Jerry W. Danni.    Mr. Danni joined Apex Silver in February 2005 as the Senior Vice President, Environment, Health and Safety and in March 2005 was appointed Senior Vice President, Corporate Affairs. Prior to joining Apex Silver, Mr. Danni served as Senior Vice President, Environment Health and Safety of Kinross Gold Corporation from January 2000 until February 2005 and as Vice President, Environmental Affairs from July 2000 until January 2003. While at Kinross he was instrumental in the design and implementation of integrated environmental, and health and safety systems and processes for Kinross operations worldwide, and was also responsible for management of the Reclamation Operations Business Unit. From 1994 to July 2000, Mr. Danni was the Vice President of Environmental Affairs for Cyprus Climax Metals Company. Prior to working for Cyprus, Mr. Danni held senior environmental, and health and safety management positions with Lac Minerals Ltd. and Homestake Mining Company. Mr. Danni holds a B.S. in Chemistry from Western State College, and is a member of the Society of Mining Engineers and a past director of the National Mining Association.

        Deborah J. Friedman.    Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary in July 2007. Ms. Friedman was a partner at Davis Graham & Stubbs LLP from August 2000 through December 2007, where her practice focused primarily on securities, finance and transactional matters for publicly-traded mining companies. She was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J. D. from The University of Michigan Law School.

        Terry L. Owen.    Mr. Owen has served as Senior Vice President, Project Development of Apex Silver since June 2005 and was named Senior Vice President, Operations and Project Development in November 2007. Prior to joining Apex Silver, Mr. Owen was an independent consultant from December 2003 through May 2005. From February 2001 through September 2003, he served as Vice President Capital Projects for INCO Limited. Prior to that he was employed by Cyprus Amax Minerals Company from 1995 to 2000, in various positions, including Vice President Project Development. He also held various positions with Freeport McMoran Inc. from 1980 to 1995, beginning as Assistant General Superintendent of one of Freeport's mines and rising to the position of Vice President and Assistant General Manager. Mr. Owen holds a B.Sc. in Mining Engineering from the University of Idaho and is a graduate of the Advanced Senior Management Program of Harvard University.

        Robert P. Vogels.    Mr. Vogels has served as Controller of Apex Silver since January 2005 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited's Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked from 1985 through October 2002 for Cyprus Amax Minerals Company, which was acquired in 1999 by Phelps Dodge Corp. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002.

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

        Craig Patrick.    Mr. Patrick was appointed as our Vice President, Organizational Development in February 2008. Prior to joining Apex Silver, Mr. Patrick served as Officer and Vice President, Corporate Development of Golden Phoenix Minerals, Inc. from June 2007 until February 2008. He served as Internal Consultant, Resource Management for Phelps Dodge Mining Co. from January 2005 to May 2007 and as Officer and Vice President, Organizational Effectiveness of Kennecott Energy Co. from September 2002 to December 2004. Prior to joining Kennecott, Mr. Patrick served as Director, Operational Excellence and Safety of Asarco, Inc. from March 2001 until August 2002. He also served as a consultant and buyer of an import/export business from February 2000 until February 2001 and as Officer and Vice President, Human Resources of Stillwater Mining Company from May 1998 to January 2000. From 1986 to 1998, Mr. Patrick held various human resource positions with Cyprus Amax Minerals Company, including Regional Director, Organizational Services from 1996 to 1998. Mr. Patrick began his career at Duval Mining Corporation where he worked from 1979 to 1986 as an Employee Relations Representative. Mr. Patrick holds a B.S. in Business Administration and Economics from the University of Arizona and he also earned a Masters of Business Administration from the University of Phoenix.

Expected Executive Officers of Golden Minerals Company

        Following our emergence from Chapter 11, we expect that the executive officers and other officers of Golden Minerals Company will be as follows:

Name	Age	Position
Jeffrey G. Clevenger*	59	Chairman, President and Chief Executive Officer
Robert B. Blakestad*	62	Senior Vice President, Exploration and Chief Geologist
Jerry W. Danni*	56	Senior Vice President, Corporate Affairs
Deborah J. Friedman* (1)	56	Senior Vice President, General Counsel and Corporate Secretary
Gerald J. Malys (2)	64	Senior Vice President
Terry L. Owen*	60	Senior Vice President and Chief Operating Officer
Robert P. Vogels*	51	Senior Vice President and Chief Financial Officer
Donald B. Ratcliff(3)	53	Vice President, Marketing and Commodity Risk Management
Craig Patrick(4)	60	Vice President, Organizational Development

*
Executive officer.

(1)
Ms. Friedman is expected to devote approximately half her time to service as Senior Vice President, General Counsel and Corporate Secretary, and approximately half her time to her legal practice at Davis Graham & Stubbs LLP.

(2)
Mr. Malys is expected to retire at the end of April 2009.

(3)
Mr. Ratcliff's employment is expected to terminate on or about June 30, 2009.

(4)
Mr. Patrick is expected to devote most of his time for the remainder of 2009 to the San Cristóbal mine and will be seconded to MSC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of ordinary shares and other equity securities and to furnish us with copies of such reports. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Apex Silver during the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than 10% of any class of equity securities of Apex Silver failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Mr. Keith R. Hulley was granted employee share options on January 2, 2008 and the Form 4 reporting this transaction was filed on January 17, 2008.

Corporate Governance

        We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions. A copy of the code of ethics is available on Apex Silver's website at www.apexsilver.com. To view, click on "About Apex Silver" on the left side of the page and then click on "Corporate Governance." In the event our Board approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

        Our successor, Golden Minerals Company, expects to adopt a similar code of ethics, which should be available after the Effective Date on its website at www.goldenminerals.com. In the event the board of directors of Golden Minerals Company approves an amendment to or waiver from any provision of the code of ethics of Golden Minerals Company, Golden Minerals Company will disclose the required information pertaining to such amendment or waiver on its website.

Audit Committee; Audit Committee Financial Expert

        We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Drake, Palmer and Smith. Each of the members of the Audit Committee is independent and financially sophisticated, as defined by the NYSE Alternext U.S. listing standards.

        The Board has determined that Mr. Palmer qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the SEC.

ITEM 11:    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        Set forth below is a discussion of the compensation program and 2008 compensation of our named executive officers. The expected compensation program of Golden Minerals Company and expected compensation of executives in 2009, is also set forth below (see "—Expected Compensation Program of Golden Minerals Company").

Objectives of Our Compensation Program

        Our compensation program is designed to attract and retain top quality executive talent who can contribute to our long-term success and thereby build value for our shareholders, to tie annual and long-term cash and equity incentive compensation to the achievement of measurable company and individual performance objectives, and to align compensation incentives available to our executives with the goal of creating shareholder value.

        The Compensation Committee of our Board has responsibility for approving the compensation arrangements for our executives and acts pursuant to a charter that has been approved by our Board. We employ a three-part approach to executive compensation: base salary, annual performance-based cash bonuses, and long-term equity awards, including awards of restricted stock and ordinary share options. In addition, we provide our executives a variety of other benefits that we also make available generally to all salaried employees. Our executive compensation program is organized around the following fundamental principles:

        A Substantial Portion of Executive Compensation Should Be in the Form of Equity Awards.    The Compensation Committee believes that a substantial portion of total compensation should be delivered in the form of equity in order to align the interests of our executives with the interests of our shareholders. As discussed below, due to our Chapter 11 filing, no equity compensation was awarded with respect to 2008 compensation, and the existing equity awards will be cancelled. Our executives will receive no recovery with respect to the cancelled awards.

        A Substantial Portion of Executive Compensation Should Be Performance-Based.    Our compensation program is designed to reward superior performance and deliver correspondingly lower compensation for weak performance. It accomplishes this in a number of ways. In terms of cash compensation, target award opportunities provided to each executive under our Incentive Bonus Plan range from 35% to 75% of the executive's base salary. Awards for superior performance may result in a bonus of up to twice the targeted amount. Whether and to what extent bonuses under the bonus plan are paid depends on the extent to which the company-wide and individual goals set by the Compensation Committee are attained and on the Committee's subjective evaluations of individual executive performance.

        Our Compensation Program Should Enable Us to Compete for First-Rate Executive Talent.    Shareholders are best served when we can attract and retain talented executives. Compensation packages that are competitive with industry standards enable us to do so. To determine the appropriate target level of compensation for 2008, the Compensation Committee relied upon an industry peer group, supplemented by information from general industry data for functional equivalent positions in companies in our revenue ranges. Beginning in 2005 and extending into 2008, increases in metals prices resulted in numerous new mining projects worldwide and resulted in intense competition for the services of talented mining executives. To ensure that we are able to attract and retain talented executives, the Compensation Committee seeks to create a compensation package for executives that delivers total compensation in the third quartile of the total compensation delivered by peer group mining companies with which we compete for executive talent and the median of the broader industry survey data.

Peer Group

        In mid-2007, the Compensation Committee selected a new peer group with the advice of Frederic W. Cook & Co. Inc. ("Cook") to reflect the commencement of operations at San Cristobal, our first mining operation, and our anticipated annual revenues during operations of approximately $1.0 billion. We measure our compensation practices against the peer group, which consists of the following 10 U.S. and Canadian mining companies:

Coeur D'Alene Mines Corporation	Lundin Mining Corporation
Hecla Mining Company	Meridian Gold Inc.
IAMGOLD Corporation	Northgate Minerals Corporation
Kinross Gold Corporation	Pan American Silver Corporation
LionOre Mining International Ltd.	Stillwater Mining Company

        The Committee decided to supplement executive compensation information for the peer group companies with information regarding five large mining companies (Barrick Gold Corp., Freeport McMoRan Copper and Gold Inc., Goldcorp Inc., Phelps Dodge Corporation (since acquired by Freeport) and Newmont Mining Corporation) and with third party survey data regarding executive functional matches in the general industry within the revenue range closest to our anticipated annual revenues. The Committee's primary reasons for supplementing the peer group company data were as follows: certain peer group companies are much smaller than Apex Silver; certain peer group companies are Canadian companies, which tend to have different executive compensation practices than companies based in the United States; the size and complexity of San Cristóbal and the resulting level of our executive management's skills and responsibilities; the loss of several of our executives during 2007 to other mining companies; the opportunities available to our executives in the mining and other industries; the qualifications and experience of our executives compared to others in the mining industry; and the Committee's focus on retention of our senior executives in a robust and competitive mining industry environment. The information related to the five large mining companies was not utilized in determining any part of the compensation levels but was used only as a reference for practices in the mining industry and in companies where Apex Silver often recruits its management.

Components of our Compensation Program

        Base Salary.    We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by companies in our competitive peer group for similar positions. We believe that executive base salaries should be targeted to be consistent with the salaries for executives in similar positions and with similar responsibilities at comparable companies in order to best attract, retain and equitably reward our executives. Executive salaries for 2008 are shown below in the Summary Compensation Table.

        We review base salaries annually, and adjust base salaries from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our Compensation Committee determines the salary for our Chief Executive Officer, and, after consideration of the Chief Executive Officer's recommendations, for each officer below the Chief Executive Officer level.

        In late 2007, after commencement of production from San Cristóbal, the Committee reviewed executive base salaries against the peer group, supplemented by the general industry survey data. The analysis of compensation plans by Cook, which included a review of salary, bonus and total compensation targets for all executives benchmarked against the peer group and supplemented by information from the general industry survey data, resulted in several changes to our compensation levels for 2008. Based on the competitive analysis, the qualifications and experience of our executives and concerns about our ability to retain our executives, the Committee concluded that we should target total executive compensation in the third quartile of the peer group and the median of the broader survey data. Cook also assisted the Committee in making its evaluation of salary, cash bonus and long-term compensation awards, which are described below.

        The Committee determined that executive salary compensation generally did not meet the target levels described above, and as a result, in November 2007, Mr. Clevenger's salary was increased by approximately 25%, Mr. Owen's salary was increased by approximately 22% due also to his assumption of responsibility for the San Cristobal mining operation, and the salaries of the other executive officers were increased by an average of approximately 9%. These increased salary levels were adopted for the remainder of 2007 and 2008.

        Annual Cash Bonus.    Our executives participate in our Incentive Bonus Plan, which provides annual cash awards based on the performance of the officer and the company as compared to performance standards established by the Compensation Committee. The target awards for our executives' performance during 2008 are set forth in the table below:

	2008 Salary	Bonus Target	Bonus Target	Bonus Minimum	Bonus Maximum
Jeffrey G. Clevenger	$610,000	75%	$457,500	—	$915,000
Gerald J. Malys	$350,000	55%	$192,500	—	$385,000
Deborah J. Friedman	$320,000	45%	$144,000	—	$288,000
Terry L. Owen	$300,000	45%	$135,000	—	$270,000
Jerry W. Danni	$295,000	45%	$132,750		$265,500

        Awards under our Incentive Bonus Plan for performance during 2008 were scheduled to be paid in February 2009. For 2008, the Compensation Committee established the following performance measures to be used to determine the annual cash bonus for 2008: achievement of certain operating performance and cash flow objectives related to the San Cristobal mine, accounting for 75% of an executive's possible bonus award; and progress towards growth in our ore reserves and mineral resources, accounting for 25% of the executive's possible bonus award. Based on our liquidity problems and our Chapter 11 filing, the Committee decided to award no bonuses under the Incentive Bonus Plan for 2008.

        At the end of the third quarter 2008, the Compensation Committee recommended, and the board of directors approved, the award of a retention incentive bonus equal to 7.5% of the sum of annual salary and target bonus to certain employees, including executive officers, who continued to be employed by the company as of December 22, 2008. In making these awards, the Committee considered our uncertain future due to liquidity issues, the recent departure of two senior managers from the San Cristóbal mine as a result of concerns about our future, the contributions that would be made by executives in maintaining and maximizing the value of our assets including the San Cristóbal mine for the benefit of its creditors and other stakeholders, the lack of performance incentive or retention value of our long-term incentive program due to the decline in our stock price, cash compensation increases typically obtained by mining industry executives in connection with a change in employers, and the difficulty of devising meaningful performance measures for these bonus awards due to the lack of certainty regarding our activities in the following six months. The following retention bonuses were paid to our named executive officers:

2008 Retention Incentive Bonus
Jeffrey G. Clevenger	$80,000
Gerald J. Malys	$40,000
Deborah J. Friedman	$35,000
Terry L. Owen	$33,000
Jerry W. Danni	$32,000

        In early December 2008, the Compensation Committee recommended, and the Board approved, the award of a performance incentive bonus equal to 11.25% of the sum of annual salary and target bonus to certain employees, including executive officers, who continue to be employed by the company as of March 31, 2008 if the following objectives are achieved by that date: Completion of the sale of the San Cristóbal mine to Sumitomo Corporation and entry into the Management Agreement for ongoing management of the mine, completion of a business plan for the company following emergence from Chapter 11, and emergence from Chapter 11. In making these awards, the Committee considered our uncertain future and uncertainties regarding the continued employment of management, the contributions that would be made by executives in completing the contemplated transactions for the benefit of our creditors and other stakeholders, and the significance of achievement of the performance objectives. The amount of the March 31, 2009 performance incentive awards potentially payable for our named executives are set forth below.

March 31, 2009 Performance Incentive Bonus
Jeffrey G. Clevenger	$120,000
Gerald J. Malys	$60,000
Deborah J. Friedman	$52,500
Terry L. Owen	$49,500
Jerry W. Danni	$48,000

        Equity Incentive Awards.    A key component of our compensation program is the award of ordinary share options and restricted shares under our 2004 Equity Incentive Plan. We believe that share ownership encourages long-term performance by our executive officers and aligns the interests of our officers with the interests of our shareholders. Equity awards under the 2004 Equity Incentive Plan are discretionary.

        The Compensation Committee has historically made annual grants of ordinary share options and restricted shares during December of each year as recognition for the prior year's performance and to provide incentive for performance in future periods. The Committee decided that, with the 2007 commencement of operations at San Cristóbal, annual awards of options and restricted shares for each year should be made in February of the following year, commencing with awards for calendar year 2007, so the principal compensation elements for each executive—base salary, target bonus opportunity and long-term incentive opportunity—could be evaluated collectively. Our Compensation Committee determines the equity awards for our Chief Executive Officer, and, after consideration of the Chief Executive Officer's recommendations, for each officer below the Chief Executive Officer level. Grants made in February 2008 were discussed in the Compensation Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2007. No grants have been made in 2009.

        In connection with our emergence from Chapter 11, our ordinary shares and rights to acquire ordinary shares, including all of the option and share awards under our 2004 Equity Incentive Plans and previous incentive plans, will be cancelled, and the named executive officers will receive no recovery in respect of those awards.

        Perquisites and Other Benefits.    Because we believe that the compensation packages described above are adequate, we do not award significant perquisites to our executive officers. In 2008, each officer received our standard company match on his or her contributions to our 401(k) plan. These amounts were less than $10,000 per executive.

Severance Arrangements

        All of our salaried employees, including each of our named executive officers, are covered by the Apex Silver Severance Compensation Plan. That plan previously provided that an executive whose employment is terminated without "cause" (as defined in the plan) would be entitled to receive a lump sum payment equal to a portion of the executive's salary, based on the executive's position and period of service with the company. In 2008, the Compensation Committee recommended, and the Board approved, an amendment to the severance policy to provide a benefit equal to one year's salary to executives who are terminated without cause. In making this determination, the Committee considered the then existing variations in executive severance benefits due to their respective individual employment arrangements, some of which resulted in a reduction in severance benefits after the executive was employed for one or two years, the benefit to the company of standardizing the executive severance benefit and eliminating the reduction of severance benefits for some executives, and the view of Cook that the proposed severance benefit was appropriate by reference to the peer group and general industry standards.

        Our Incentive Bonus Plan provides that an executive terminated without cause will receive an amount equal to the executive's target bonus percentage, multiplied by the amount of annual salary paid to the executive through the date of termination. Our 2004 Equity Incentive Plan provides that all restrictions on unvested restricted shares will lapse and all unvested ordinary share options will vest upon the termination of an executive's employment without cause.

        These arrangements reflect the Board's view that our employees, including our executive officers, should be provided with reasonable severance benefits to assist with their transition to comparable employment positions and to provide a competitive benefit to industry standards. The details and amount of these benefits are described in "—Post-Employment Payments—Termination Not in Connection with a Change of Control."

Change of Control Arrangements

        We have entered into a Change of Control Agreement with each of our named executive officers. The Compensation Committee believes that these agreements provide an important protection to our executive officers in the event of a change of control transaction and that the interests of our shareholders will be best served if the interests of our executive officers are aligned with them. Providing change of control benefits reduces the reluctance of executive officers to pursue potential change of control transactions that could result in the loss of their employment, but may be in the best interests of shareholders. Cash payments under the Change of Control Agreements are in lieu of cash payments pursuant to the severance arrangements described above. The Change of Control Agreements are "double trigger" agreements which provide that payments will be made only if employment is terminated by us without cause or by the executive with good reason within two years following a change of control. In addition, upon the occurrence of a change of control, all restrictions on restricted stock will lapse and all unvested stock options will vest. The details and amount of these benefits are described in "—Post-Employment Payments—Termination in Connection with a Change of Control."

        Payments under the Change of Control Agreements are based on a multiple of the executive's salary and target bonus. Our Chief Executive Officer is entitled to receive three times his salary and target bonus and each of the remaining named executive officers are entitled to receive two times his or her salary and target bonus. The Compensation Committee believes these multiples are consistent with our industry peers.

        In order to ensure that the executives actually receive the benefits described above, the Change of Control Agreements provide that we will reimburse our executive officers for the amount of the excise tax, if any, imposed on the change of control benefits under Internal Revenue Code Section 4999. This payment will be equal to an amount such that after the named executive officer timely pays the excise tax, his or her liability for all taxes would be the same as if this tax had not applied. This gross-up payment would not be deductible by us.

Expected Compensation Program of Golden Minerals Company

        Following emergence from Chapter 11, we expect that the compensation program of Golden Minerals Company will have substantially similar objectives and be substantially similar to that of Apex Silver. Golden Minerals Company plans to focus on advancing exploration projects in its broad portfolio of 45 properties, primarily in Latin America; management of the San Cristóbal mine for Sumitomo and leveraging the experience and skill of its seasoned management team by performing mine services with the objective of increasing fee revenues and acquiring equity or other interests in mine development or operations projects; and pursuing growth opportunities. We believe that successful implementation of the business plan of Golden Minerals Company, including the size and complexity of the San Cristóbal mine, requires that we maintain highly skilled and experienced executives capable of executing these responsibilities.

Expected Salary and Incentive Bonus

        The Committee has established the following expected salary and target bonuses for the named executives in their new positions at Golden Minerals Company. These salaries reflect a reduction from the salaries currently paid by the company of approximately 32% in the case of Mr. Clevenger, and approximately 10% in the case of the other named executives except where the named executive is being promoted in recognition of new responsibilities with Golden Minerals Company. In this latter case, no reduction to current salary is planned. The Committee has approved and expects that Golden Minerals will implement an annual incentive bonus plan similar to that of Apex Silver.

	2009 Salary	Bonus Target	Bonus Target	Bonus Minimum	Bonus Maximum
Jeffrey G. Clevenger	$400,000	75%	$300,000	—	$900,000
Deborah J. Friedman(1)	$150,000	45%	$67,500	—	$135,000
Terry L. Owen	$270,000	50%	$135,000	—	$270,000
Jerry W. Danni	$265,000	45%	$119,250		$238,500
Robert P. Vogels(2)	$240,000	50%	$120,000	—	$240,000

(1)
Ms. Friedman is expected to devote approximately half her time to service as Senior Vice President, General Counsel and Corporate Secretary, and approximately half her time to her legal practice at Davis Graham & Stubbs LLP.

(2)
Mr. Vogels is expected to serve as the Senior Vice President and Chief Financial Officer of Golden Minerals Company.

        In establishing these expected salaries, the Committee considered primarily the significantly reduced asset base, revenues and cash flow of Golden Minerals, the continued management of the San Cristóbal mine for Sumitomo and the complexity of the operation, and the level of skills and experience required to successfully implement the Golden Minerals business plan.

Expected Equity Compensation

        Pursuant to the Plan, Golden Minerals Company is expected to have an equity incentive compensation plan similar to the Apex Silver plan, except that the shares available for issuance pursuant to awards under the plan will be equal to 10% of the outstanding stock of Golden Minerals Company, calculated on a fully diluted basis. It is expected that Golden Minerals will issue awards under the plan shortly after our emergence from Chapter 11.

Expected Other Compensation

        It is expected that Golden Minerals Company executives will have severance and change of control benefits equivalent to those they have currently as officers of Apex Silver, though the value of the benefits would be reduced as a result of the reduction in salary and bonus amounts. It is further expected that the executives will have a variety of other benefits that are also made available generally to all salaried employees.

Summary Compensation Table

        Compensation information is set forth below for our named executive officers for 2008, 2007 and 2006. We have not entered into employment agreements with any of our executive officers but have certain arrangements regarding payments following termination of employment. See "—Post-Employment Payments." All executives are employed on an at-will basis.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Non—Equity Incentive Plan Compensation(3)	All Other Compensation	Total
Jeffrey G. Clevenger	2008	$610,000	$80,000	$349,396	$418,848	—	$ 9,038 (4)	$1,467,282
President and Chief	2007	$490,000	—	$426,266	$483,773	$305,000	$ 8,782 (4)	$1,713,821
Executive Officer	2006	$436,000	—	$563,423	$445,542	$400,000	$ 8,532 (4)	$1,853,497
Gerald J. Malys(5)	2008	$350,000	$40,000	$238,490	$138,113	—	$ 9,459 (6)	$776,062
Senior Vice President and	2007	$320,833	—	$196,384	$181,324	$150,000	$ 7,397 (6)	$855,938
Chief Financial Officer	2006	$168,247	—	$133,755	$95,401	$135,000	$ 5,424 (6)	$537,827
Deborah J. Friedman(7) Senior Vice President,	2008	$320,000	$35,000	$188,441	$143,741	—	$ 4,132 (8)	$691,314
General Counsel and Corporate Secretary	2007	$132,949	—	$89,631	$62,615	$70,000	$ 516 (8)	$355,711
Terry L. Owen(9) Senior Vice President, Project Development	2008	$300,000	$33,000	$105,212	$112,069	—	$11,186(10)	$561,467
Jerry W. Danni(9) Senior Vice President, Corporate Affairs	2008	$295,000	$32,000	$119,421	$115,090	—	$10,435(11)	$571,946

(1)
Amounts shown as "Bonus" reflect the cash retention bonuses received by the named executive officers in December 2008. In December 2008, the named executive officers were also awarded a performance bonus to be paid in the first or second quarter 2009 and it is based on our achievement of certain performance objectives associated with the sale of the San Cristóbal mine and the restructuring of our business operations. See "Compensation Discussion and Analysis—Components of our Compensation Program—Annual Cash Bonus."

(2)
The assumptions used by Apex Silver in valuing the stock and option awards shown in the table are described in Note 2(l) to Apex Silver's consolidated financial statements for the fiscal year ended December 31, 2008. Amounts shown reflect the amount recognized for 2008, 2007 and 2006 in the consolidated financial statements of Apex Silver in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("FAS 123R"). The amounts include compensation cost recognized with respect to awards granted in 2008, 2007 and 2006 and previous years. There were no equity awards to the named executive officers during 2007. In connection with the Plan, all outstanding ordinary shares and equity awards (including restricted stock and options held by executives) will be cancelled and executives will receive no recovery for their shares or other equity interests.

(3)
All named executive officers participate in the Apex Silver Incentive Bonus Plan. Amounts shown in the table as "Non-Equity Incentive Plan Compensation" reflect cash bonuses paid in February 2008 for 2007 performance and December 2006 for 2006 performance. The relevant performance measure and the target value of each award for 2007 and 2006 were determined by the Compensation Committee during 2007 and 2006, respectively. See "Compensation Discussion and Analysis—Components of our Compensation Program." Although targets were set for 2008 performance, there were no cash bonuses paid for 2008 performance.

(4)
Amounts shown as "All Other Compensation" for Mr. Clevenger reflect contributions to the Apex Silver 401(k) Plan on Mr. Clevenger's behalf and life insurance premiums paid by Apex Silver on Mr. Clevenger's behalf as follows: (i) $8,006, $7,750 and $7,500 were contributed to the 401(k) Plan during 2008, 2007 and 2006, respectively and (ii) life insurance premiums of $1,032, $1,032 and $1,032 were paid during 2008, 2007 and 2006, respectively.

(5)
Mr. Malys joined as Senior Vice President and Chief Financial Officer of Apex Silver on June 12, 2006. The salary amount shown for 2006 reflects amounts paid from June 12, 2006 through December 31, 2006. His annualized salary for 2006 was $300,000.

(6)
Amounts shown as "All Other Compensation" for Mr. Malys reflect contributions to the Apex Silver 401(k) Plan on Mr. Malys' behalf and life insurance premiums paid by Apex Silver on Mr. Malys' behalf as follows: (i) $7,875, $5,813 and $4,500 were contributed to the 401(k) Plan during 2008, 2007 and 2006, respectively and (ii) life insurance premiums of $1,584, $1,584 and $924 were paid during 2008, 2007 and 2006, respectively.

(7)
Ms. Friedman joined as Senior Vice President, General Counsel and Corporate Secretary of Apex Silver on July 10, 2007. The salary amount shown reflects amounts paid from July 10, 2007 through December 31, 2007. Her annualized salary for 2007 was $302,500.

(8)
The amount shown in "All Other Compensation" for Ms. Friedman reflects contributions to the Apex Silver 401(k) Plan on Ms. Friedman's behalf and life insurance premiums paid by Apex Silver on Ms. Friedman's behalf as follows: (i) $3,100 was contributed to the 401(k) Plan during 2008 and (ii) life insurance premiums of $1,032 and $516 were paid during 2008 and 2007, respectively.

(9)
Mr. Danni and Mr. Owen were employed as officers during prior periods but were not executive officers until 2008.

(10)
The amount shown in "All Other Compensation" for Mr. Owen reflects contributions of $7,875 to the Apex Silver 401(k) Plan on Mr. Owen's behalf and $3,311 of life insurance premiums paid by Apex Silver on Mr. Owen's behalf for 2008.

(11)
The amount shown in "All Other Compensation" for Mr. Danni reflects contributions of $8,113 to the Apex Silver 401(k) Plan on Mr. Danni's behalf and $2,322 of life insurance premiums paid by Apex Silver on Mr. Danni's behalf for 2008.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)
							Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jeffrey G. Clevenger	2/14/2008	—	—	—	33,400	—	—	444,554
	2/14/2008	—	—	—	—	83,700	13.31	530,658
Gerald J. Malys	2/14/2008	—	—	—	13,100	—	—	174,361
	2/14/2008	—	—	—	—	29,000	13.31	183,860
Deborah J. Friedman	2/14/2008	—	—	—	8,400	—	—	111,804
	2/14/2008	—	—	—	—	22,000	13.31	139,480
Terry L. Owen	2/14/2008	—	—	—	11,200	—	—	149,072
	2/14/2008	—	—	—	—	21,000	13.31	133,140
Jerry W. Danni	2/14/2008	—	—	—	10,600	—	—	141,086
	2/14/2008	—	—	—	—	21,000	13.31	133,040

(1)
All restricted stock and option awards were granted pursuant to Apex Silver's 2004 Equity Incentive Plan. All awards shown above were awarded by the Compensation Committee as discretionary bonuses in February 2008. All restricted ordinary shares and ordinary share options granted to the named executive officers in February 2008 will vest in equal tranches over four years beginning on February 14, 2009. All ordinary share options described above will expire 10 years following the grant unless exercised. In connection with the Plan, all outstanding ordinary shares and equity awards (including restricted stock and options held by executives) will be cancelled and no shareholder will receive any amount on account of his or her shares or other equity interests.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
								Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
							Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
						Number of Shares or Units of Stock That Have Not Vested (#)
				Option Exercise Price ($)
					Option Expiration Date
Name	Exercisable	Unexercisable
Jeffrey G. Clevenger(2)	100,000	—	—	21.05	10/11/2014	—	—	—	—
	52,800	17,600	—	18.01	12/08/2015	—	—	—	—
	37,500	37,500	—	16.40	12/07/2016	—	—	—	—
	—	83,700	—	13.31	02/14/2018	—	—	—	—
	—	—	—	—	—	62,075	60,834	—	—
Gerald J. Malys(3)	30,000	—	—	13.75	06/12/2016	—	—	—	—
	11,500	11,500	—	16.40	12/07/2016	—	—	—	—
	—	29,000	—	13.31	02/14/2018	—	—	—	—
	—	—	—	—	—	15,500	15,190	—	—
Deborah J. Friedman(4)	6,250	18,750	—	19.64	07/10/2017	—	—	—	—
	—	22,000	—	13.31	02/14/2018	—	—	—	—
	—	—	—	—	—	30,900	30,282	—	—
Terry L. Owen(5)	25,000	—	—	13.71	06/01/2015	—	—	—	—
	14,250	4,750	—	18.01	12/08/2015	—	—	—	—
	9,500	9,500	—	16.40	12/07/2016	—	—	—	—
	—	21,000	—	13.31	02/14/2018	—	—	—	—
	—	—	—	—	—	19,275	18,890	—	—
Jerry W. Danni(6)	25,000	—	—	18.88	02/28/2015	—	—	—	—
	15,750	5,250	—	18.01	12/08/2015	—	—	—	—
	11,000	11,000	—	16.40	12/07/2016	—	—	—	—
	—	21,000	—	13.31	02/14/2018	—	—	—	—
	—	—	—	—	—	20,675	20,262	—	—

(1)
The market value of stock awards held at the end of 2008 was computed using the year-end closing price of Apex Silver ordinary shares of $0.98. In connection with the Plan, all outstanding ordinary shares and equity awards (including restricted stock and options held by executives) will be cancelled and no shareholder will receive any amount on account of his or her shares or other equity interests.

(2)
Mr. Clevenger's ordinary share options and restricted shares are scheduled to vest as set forth in the tables below; however, in connection with the our emergence from Chapter 11, all outstanding equity awards shown below will be cancelled for no consideration:

Options			Restricted Ordinary Shares
Vesting Date	Exercise Price	No. of Shares	Vesting Date	No. of Shares
02/14/2009	$13.31	20,925	08/14/2009	8,350
12/07/2009	$16.40	18,750	06/07/2009	3,925
12/08/2009	$18.01	17,600	06/08/2009	4,325
02/14/2010	$13.31	20,925	12/07/2009	3,925
12/07/2010	$16.40	18,750	12/08/2009	4,325
02/14/2011	$13.31	20,925	02/14/2010	8,350
02/14/2012	$13.31	20,925	12/07/2010	3,925
			02/14/2011	8,350
			02/14/2012	8,350

(3)
Mr. Malys' ordinary share options and restricted shares are scheduled to vest as set forth in the tables below; however, in connection with the our emergence from Chapter 11, all outstanding equity awards shown below will be cancelled for no consideration:

Options			Restricted Ordinary Shares
Vesting Date	Exercise Price	No. of Shares	Vesting Date	No. of Shares
02/14/2009	$13.31	7,250	08/14/2009	3,275
12/07/2009	$16.40	5,750	12/07/2009	1,200
02/14/2010	$13.31	7,250	02/14/2010	3,275
12/07/2010	$16.40	5,750	12/07/2010	1,200
02/14/2011	$13.31	5,750	02/14/2011	3,275
02/14/2012	$13.31	5,750	02/14/2012	3,275
(4)
Ms. Friedman's ordinary share options and restricted shares are scheduled to vest as set forth in the tables below; however, in connection with the our emergence from Chapter 11, all outstanding equity awards shown below will be cancelled for no consideration:

Options			Restricted Ordinary Shares
Vesting Date	Exercise Price	No. of Shares	Vesting Date	No. of Shares
02/14/2009	$13.31	5,500	08/14/2009	2,100
07/10/2009	$19.64	6,250	07/10/2009	3,750
02/14/2010	$13.31	5,500	02/14/2010	2,100
07/10/2010	$19.64	6,250	07/10/2010	6,250
02/14/2011	$13.31	5,500	02/14/2011	2,100
07/10/2011	$19.64	6,250	07/10/2011	12,500
02/14/2012	$13.31	5,500	02/14/2012	2,100
02/14/2009	$13.31	5,500	02/14/2009	2,100
(5)
Mr. Owen's ordinary share options and restricted shares are scheduled to vest as set forth in the tables below; however, in connection with the our emergence from Chapter 11, all outstanding equity awards shown below will be cancelled for no consideration:

Options			Restricted Ordinary Shares
Vesting Date	Exercise Price	No. of Shares	Vesting Date	No. of Shares
02/14/2009	$13.31	5,250	08/14/2009	2,800
12/07/2009	$18.01	4,750	06/01/2009	5,000
12/08/2009	$16.40	4,750	12/07/2009	975
02/14/2010	$13.31	5,250	12/08/2009	1,125
12/08/2010	$16.40	4,750	02/14/2010	2,800
02/14/2011	$13.31	5,250	12/07/2010	975
02/14/2012	$13.31	5,250	02/14/2011	2,800
			02/14/2012	2,800
(6)
Mr. Danni's ordinary share options and restricted shares are scheduled to vest as set forth in the tables below; however, in connection with the our emergence from Chapter 11, all outstanding equity awards shown below will be cancelled for no consideration:

Options			Restricted Ordinary Shares
Vesting Date	Exercise Price	No. of Shares	Vesting Date	No. of Shares
02/14/2009	$13.31	5,250	08/14/2009	2,800
12/07/2009	$18.01	5,250	02/28/2009	7,500
12/08/2009	$16.40	5,250	12/07/2009	1,250
02/14/2010	$13.31	5,250	12/08/2009	2,325
12/08/2010	$16.40	5.250	02/14/2010	2,800
02/14/2011	$13.31	5,250	12/07/2010	1,250
02/14/2012	$13.31	5,250	02/14/2011	2,800

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey G. Clevenger	—	—	20,000	35,800
Gerald J. Malys	—	—	18,700	108,520
Deborah J. Friedman	—	—	2,500	11,325
Terry L. Owen	—	—	4,725	18,403
Jerry W. Danni	—	—	6,200	51,645

Post-Employment Payments

Termination Not in Connection with a Change of Control

        All of our salaried employees, including each of our executives, are covered by the Apex Silver Severance Compensation Plan. If the executive's employment is terminated by Apex Silver other than for cause (as defined in the plan) and such termination is not in connection with or following a change of control, death, disability or retirement, the executive is entitled to receive a lump sum payment equal to an executive's then current annual salary. We will also pay to the executive an amount equal to the difference between the monthly medical and/or dental premiums the executive was paying immediately prior to termination of employment and the total COBRA premium due in order to continue such insurance coverage. Our Incentive Bonus Plan provides that in such circumstances, the executive will be entitled to receive an amount equal to the executive's target bonus percentage, multiplied by the amount of annual salary paid to the executive through the date of termination. No executive who is terminated for cause, terminates or otherwise voluntarily leaves his or her employment, or whose employment is terminated as a result of death, disability or retirement, will receive any benefits under the Severance Compensation Plan.

        If the termination of employment of one of our named executive officers had occurred as of December 31, 2008 in a manner that would have entitled him or her to payment pursuant to the Severance Compensation Plan, we estimate the following amounts would have been due:

	Severance Payment (Salary)(1)	Severance Payment (Bonus)(2)	Health Insurance Premiums(3)	Total
Jeffrey G. Clevenger	$610,000	$457,500	$15,600	$1,083,100
Gerald J. Malys	$350,000	$192,500	$9,000	$551,500
Deborah J. Friedman	$320,000	$144,000	$8,400	$472,400
Terry L. Owen	$300,000	$135,000	$15,600	$450,600
Jerry W. Danni	$295,000	$132,750	$21,600	$449,350

(1)
Reflects executive's annual salary for 2008.

(2)
Each executive is entitled to receive a pro rata share of his or her target bonus under the Incentive Bonus Plan, based on the portion of the year the executive performed his or her services.

(3)
Apex Silver currently pays 100% of group health insurance premiums for medical and dental coverage. Amounts shown reflect 12 months of such premiums at rates in effect at December 31, 2008.

        In addition, restrictions on unvested restricted shares will lapse upon termination by Apex Silver of employment without cause, or as a result of the executive's death, disability or retirement. If the executive's employment terminates for any other reason, including for cause, prior to the scheduled vesting date of the restricted shares, the shares will be forfeited upon termination. The number of restricted shares held by each executive as of December 31, 2008 is shown above in the Outstanding Equity Awards at Fiscal Year-End Table.

        Unvested ordinary share options will vest prior to their scheduled vesting date only in certain circumstances. In the event of the death or disability of the executive, the unvested portion of options will immediately terminate and be forfeited and the vested portion will be exercisable for a period of 12 months. In the event of the retirement of the executive, any unvested options will immediately vest and be exercisable on or prior to the earlier of (i) the original expiration date of the options, or (ii) the second anniversary of the retirement. In the event the executive's services are terminated for cause, all options, including vested options, will be forfeited. The number of ordinary share options held by each executive as of December 31, 2008 is shown above in the Outstanding Equity Awards at Fiscal Year End Table.

        For the purpose of our restricted share and option awards, "retirement" means an executive's retirement from Apex Silver or its affiliates, (i) on or after attaining age 55 and completing at least ten years of service, or (ii) on or after attaining age 65.

Termination in Connection with a Change of Control

        We have entered into a Change of Control Agreement with each of our named executive officers. The form of Change of Control Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Payments under the Change of Control Agreement are in lieu of payments pursuant to the Apex Silver Severance Compensation Plan and are triggered only if one of the following events occurs within two years after a change of control: (1) termination of employment by Apex Silver other than for cause, disability or death, or (2) termination of employment by the executive for good reason.

        Upon the occurrence of a change of control, all restricted stock will no longer be subject to restrictions and all unvested stock options will automatically vest.

        In connection with our emergence from bankruptcy protection as Golden Minerals Company, we anticipate that each of our executive officers will execute a new Change of Control Agreement with terms substantially the same as the existing Apex Silver agreements. Each such executive officer will, in connection with his or her execution of the new Change of Control Agreements, waive any potential payments that could otherwise be due and payable under the existing Change of Control Agreements as a result of the transactions contemplated by the Plan.

        The amounts shown in the table below assume the occurrence of a change of control and one of the triggering termination events on December 31, 2008. These amounts are estimates of the amounts that would be paid to the named executive officers upon such events. The actual amounts can only be determined at the time of the named executive officer's termination of employment. If payments made to the executive would subject the executive to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive would be entitled to receive an additional gross-up payment to cover the excise tax. Receipt of benefits upon termination is subject to the execution of a general release of claims by the named executive officer or his or her beneficiary.

	Cash Severance Payment (Salary)(1)	Cash Severance Payment (Bonus)(2)	Health Insurance Premiums(3)	Other Insurance Benefits(4)	Total
Jeffrey G. Clevenger	$1,830,000	$1,372,500	$46,800	$9,000	$3,258,300
Gerald J. Malys	$700,000	$385,000	$18,000	$6,000	$1,109,000
Deborah J. Friedman	$640,000	$288,000	$16,800	$6,000	$950,800
Terry L. Owen	$600,000	$270,000	$31,200	$6,000	$907,200
Jerry W. Danni	$590,000	$265,500	$43,000	$6,000	$904,500

(1)
Mr. Clevenger is entitled to receive three times his annual base salary in effect at the date of the change of control. Each remaining named executive is entitled to receive two times his or her annual base salary in effect at the date of the change of control. At December 31, 2008, the annual base salary for Mr. Clevenger was $610,000; for Mr. Malys, $350,000; for Ms. Friedman, $320,000; for Mr. Owen, $300,000; and for Mr. Danni, $295,000. This amount must be paid in a lump sum within 10 business days after the date of termination of employment.

(2)
Mr. Clevenger is entitled to receive three times his target bonus amount pursuant to our Annual Incentive Plan and the remaining named executives are each entitled to receive two times their respective target bonus amounts pursuant to our Annual Incentive Plan. The target bonus for 2008 for each of the named executive officers is discussed above in "Compensation Discussion and Analysis—Components of our Compensation Program—Annual Cash Bonus." This amount must be paid in a lump sum within 10 business days after the date of termination of employment.

(3)
Apex Silver will pay, on each executive's behalf, the portion of premiums of the company's group health insurance, including coverage for his or her eligible dependents, that Apex Silver paid immediately prior to the date of termination ("COBRA Payments") for the period that such executive is entitled to coverage under COBRA, but not to exceed 36 months for Mr. Clevenger and 24 months for the remaining named executives. We will pay such COBRA Payments for the executive's eligible dependents only for coverage for those dependents that were enrolled immediately prior to the date of termination. The executive will continue to be required to pay that portion of the premium of his or her health coverage, including coverage for eligible dependents, that he or she was required to pay as an active employee immediately prior to the date of termination. If the executive is for any reason not eligible for coverage under COBRA for the full 24 or 36 month period, as applicable, we will pay to the executive a lump sum in an amount equal to the product of (i) the amount of the COBRA payment paid on his or her behalf for the final month of the COBRA Period and (ii) the number of months by which the executive's period of COBRA coverage was less than 24 or 36 months, as applicable. Amounts shown in the table above are not discounted to present value.

(4)
Apex Silver has agreed to provide to the executive, at a cost not to exceed an aggregate of $9,000 for Mr. Clevenger and $6,000 for the remaining named executives, life, disability, and accident insurance benefits substantially similar to those that the executive was receiving immediately prior to the termination of employment. For the purpose of the above table, we have assumed that a benefit in the aggregate amount of $9,000 will be provided for Mr. Clevenger and $6,000 for the remaining named executives.

Employment Arrangements for Executives of Golden Minerals Company

        Following our emergence from Chapter 11, we anticipate entering into compensation arrangements with our executive officers on substantially similar terms as currently in effect with the executive officers of Apex Silver, except that Mr. Clevenger's salary will be reduced by approximately 32%, and the salaries of most other executives will be reduced by approximately 10%. These arrangements include, but are not limited to, an Annual Incentive Plan, Severance Compensation Plans, Change of Control Agreements and equity compensation.

Director Compensation

        Directors who are employees of Apex Silver receive no fees for Board service. Currently, Mr. Clevenger is the only director who is also an employee. Non-employee directors receive compensation for their service as directors. We also reimburse our directors for all reasonable out-of-pocket costs incurred by them in connection with their services.

        During the second quarter 2007, the Board adopted the Non-Employee Directors Deferred Compensation and Equity Award Plan (the "Deferred Compensation Plan"). In connection with the adoption of the Deferred Compensation Plan, the Board suspended the grant of stock options under the Non-Employee Directors Share Plan. Pursuant to the Deferred Compensation Plan the directors receive a portion of their compensation in the form of Restricted Stock Units. The director is entitled to receive one unrestricted ordinary share for each vested Restricted Stock Unit upon the termination of the director's Board service.

        Non-employee directors are compensated as described below.

        Initial Election Fee—On the date such person initially becomes a director, each non-employee director receives a number of Restricted Stock Units equal to an initial election fee, as determined from time to time by the Board or an authorized committee, divided by the closing price of Apex Silver's ordinary shares on the grant date. The Restricted Stock Units vest immediately. The ordinary shares with respect to all vested Restricted Stock Units are issuable by Apex Silver upon the termination of the director's service on the Board.

        Annual Retainer—On the date of the annual shareholder's meeting, each non-employee director receives a cash payment and a number of Restricted Stock Units equal to an annual fee, as determined from time to time by the Board or an authorized committee, divided by the closing price of Apex's ordinary shares on the grant date. In 2008, each non-employee director received $20,000 in cash and 5,632 Restricted Stock Units, equal to $45,000 divided by the closing price of Apex's ordinary shares on the grant date. The Restricted Stock Units vest one year after the date of grant so long as the individual is still serving as a director.

        Committee Chairman—The chairman of each of our Board committees receives an annual cash retainer, payable on the date of the annual shareholders' meeting. The Chairman of the Audit Committee received an annual cash retainer of $10,000. The Chairmen of the Compensation Committee and the Corporate Governance and Nominating Committee each received an annual cash retainer of $5,000.

        Meeting Fees—Non-employee directors receive $1,000 in cash for each Board or committee meeting that the director attends in person or by telephone.

        Our non-employee directors may defer all or a portion of the cash payments described above and elect instead to be awarded a number of Restricted Stock Units. Each non-employee director may deliver an annual deferral election to the company specifying the amount of the cash payments the director has elected to defer and the period of deferral. Amounts may be deferred for any period selected by the director. The number of Restricted Stock Units granted in connection with the deferral of cash payments will be determined by dividing the amount of the cash payment by the closing price of Apex Silver ordinary shares on the date the cash payment would have otherwise been paid.

        All ordinary shares issued in connection with the Deferred Compensation Plan will be awarded pursuant to the Apex Silver 2004 Equity Incentive Plan, as amended from time to time.

        The table below sets forth all compensation awarded to our non-employee directors during 2008.

Name	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)	Option Awards ($)	Total ($)
Harry M. Conger(1)	26,000	45,000	—	71,000
Ove Hoegh(1)	29,000	45,000	—	74,000
Rodman L. Drake(1)	25,000	65,000	—	90,000
Keith R. Hulley(2)(3)	71,000	45,000	—	116,000
Ian Masterton-Hume(1)	41,000	45,000	—	86,000
Kevin R. Morano(1)	53,000	45,000	—	98,000
Terry M. Palmer(1)	55,000	45,000	—	100,000
Charles B. Smith(1)	52,000	45,000	—	97,000
Paul Soros(1)	—	—	—	—

(1)
The options and restricted stock units held by Apex Silver's non-employee directors (other than Mr. Hulley) as of December 31, 2008 are shown in the table below. The options are fully vested and exercisable. In connection with our emergence from Chapter 11, all outstanding equity awards shown below will be cancelled for no consideration.

Name	Options	Vested Restricted Stock Units	Unvested Restricted Stock Units
Harry M. Conger	60,123	2,184	5,632
Rodman L. Drake	—	5,259	8,135
Ove Hoegh	60,123	2,184	5,632
Ian Masterton-Hume	—	5,259	8,135
Kevin R. Morano	57,581	2,184	5,632
Terry M. Palmer	19,626	2,184	5,632
Charles B. Smith	54,337	2,184	5,632
Paul Soros	60,123	2,184	—
(2)
At December 31, 2008, Mr. Hulley held options to purchase 70,913 ordinary shares. Of this amount, 9,284 shares may be received upon exercise of options granted during 2006 and 2007 in connection with his service as a director, and he has received 7,817 Restricted Stock Units. The Retirement Agreement executed between Apex Silver and Mr. Hulley in January 2006 provided for stock options grants in 2007 and 2008, to be calculated as set forth in the Retirement Agreement, in the event that his December 2003 or June 2004 stock option grants expire unexercised. On January 2, 2007, Mr. Hulley's December 2003 grant of 100,000 options expired unexercised. As provided in the Retirement Agreement, Apex Silver granted to Mr. Hulley options to purchase 34,014 ordinary shares at an exercise price of $15.89 per share. The full grant date fair value of the award, computed in accordance with FAS 123R, was $250,000. On January 2, 2008, Mr. Hulley's June 2004 grant expired, with 75,000 of the 100,000 options remaining unexercised. As provided in the Retirement Agreement, Apex Silver granted to Mr. Hulley options to purchase 27,615 ordinary shares at an exercise price of $15.59 per share. The full grant date fair value of the award, computed in accordance with FAS 123R, was $187,500. Because these option awards were issued in connection with Mr. Hulley's service as an officer, they are not included in the above table.

(3)
Pursuant to the Retirement Agreement executed between Apex Silver and Mr. Hulley in January 2006, the parties anticipated that Mr. Hulley would serve as the Chairman of the Board. While

  Mr. Hulley serves as Chairman, he will receive an annual retainer for his services as Chairman equal to $60,000 for calendar years 2006 and 2007, $30,000 for calendar years 2008 and 2009, and $15,000 for each calendar thereafter, in each case paid quarterly on the last business day of the quarter. This amount is in addition to the $20,000 annual cash retainer paid to all non-employee directors in 2008.

(4)
Each director receives an annual cash retainer and fees for attendance at Board meetings and committee meetings. Each Committee Chairman also receives an annual retainer for service as Chairman. Accordingly, the variances between fees earned by individual directors result from their meeting attendance and committee memberships.

Expected Director Compensation of Golden Minerals Company

        The compensation for the non-executive directors of Golden Minerals Company is expected to include the following: (i) a $20,000 annual cash retainer, (ii) a $1,000 cash fee for each board or committee meeting that the director attends in person or by telephone and (iii) a $5,000 annual cash retainer for the Chairman of the Audit Committee. The annual cash retainers will be paid shortly after the Effective Date and subsequent payments will be made on the date of the annual stockholders' meeting, with the initial annual stockholders' meeting to be held approximately 14 months after the Effective Date. Non-executive directors may also receive equity awards under Golden Minerals' equity compensation plan.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is currently comprised of Messrs. Masterton-Hume, Smith, and Morano. Mr. Conger and Mr. Soros also served as members of the Compensation Committee until their resignations, which were effective as of August 1, 2008 and January 10, 2008, respectively. Each member of the Compensation Committee is independent as defined by NYSE Alternext U.S. LLC's listing standards. No member of the Compensation Committee has ever been an officer or employee of Apex Silver or any of its subsidiaries, nor did any of these individuals have any reportable transactions with us or any of our subsidiaries in 2008. During 2008, none of our executive officers served as a director or member of the Compensation Committee (or equivalent thereof) of another entity, any of whose executive officers served as our director.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Apex Silver's annual report on Form 10-K for the year ended December 31, 2008.

        Submitted by the Members of the Compensation Committee:

Kevin Morano, Chairman
Ian Masterton-Hume
Charles B. Smith

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2004 Equity Incentive Plan—2,001,672	$14.81	91,771
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	2,001,672	$14.81	91,771

(1)
In connection with the Plan, all outstanding ordinary shares and equity awards (including restricted stock and options held by executives) will be cancelled and no stockholder will receive any amount on account of their shares or other equity interests.

Security Ownership of Certain Beneficial Owners and Management

        The following table includes information as of March 11, 2009, except as otherwise indicated, concerning the beneficial ownership of the ordinary shares by:

  •
  each person known by us to beneficially hold 5% or more of our outstanding ordinary shares,

  •
  each of our directors,

  •
  each of our executive officers, and

  •
  all of our executive officers and directors as a group.

        At December 31, 2008, Apex Silver had six executive officers, our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President—General Counsel and Secretary, our Senior Vice President—Corporate Affairs, our Senior Vice President—Operations and Project Development, and our Vice President and Controller. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to us. Except as otherwise noted, we believe that all of the persons and groups shown below have sole voting and investment power with respect to the ordinary shares indicated. As of March 11, 2009, 59,000,832 of our ordinary shares were issued and outstanding.

	Beneficial Ownership
Directors, Executive Officers and 5% Shareholders of Apex Silver(1)	Number	Percentage
Eike F. Batista(2)	7,958,867	13.5%
Moore Macro Fund/Moore Emerging Markets Fund(3)	5,734,266	9.7%
Skagen Funds(4)	2,951,811	5.0%
Jeffrey G. Clevenger(5)(6)	311,237	*
Rodman Drake	25,399	*
Keith R. Hulley(6)	130,534	*
Ian Masterton-Hume	10,892	*
Kevin R. Morano(6)	68,398	*
Terry M. Palmer(6)	29,443	*
Charles B. Smith(6)	62,154	*
Jerry Danni(5)(6)	84,296	*
Deborah J. Friedman(5)(6)	45,150	*
Gerald J. Malys(5)(6)	82,560	*
Terry Owen(5)(6)	82,560	*
Robert P. Vogels(5)(6)	35,650	*
Directors and Executive Officers as a group (12 persons)(7)	966,366	1.62%

*
The percentage of ordinary shares beneficially owned is less than 1%.

(1)
The address of these persons, unless otherwise noted, is c/o Apex Silver Mines Corporation, 1700 Lincoln Street, Suite 3050, Denver, CO 80203.

(2)
The information is based on the Schedule 13G/A filed by Eike F. Batista on May 25, 2007. Eike F. Batista's address is Praia do Flamengo, 154 - 10th Floor, Flamengo, 22210-030 Rio de Janeiro, RJ, Brazil. According to the Schedule 13G/A, Mr. Batista has shared voting and dispositive power over the 7,958,867 shares. Centennial Asset Ltd. ("Centennial"), a company organized under the laws of the British Virgin Islands, directly owns the shares for which this statement on Schedule 13G/A relates. Centennial is a wholly-owned direct subsidiary of WRM2 LLC ("WRM2"), a limited liability company organized under the laws of the State of Delaware. The sole member of WRM2 is WRM1 LLC ("WRM1"), limited liability company organized under the laws of the State of Delaware. Eike F. Batista is the sole member of WRM1.

(3)
The information is based on the Schedule 13D/A on August 25, 2003. The address of Moore Macro Fund, L.P. and Moore Emerging Markets Fund Ltd. is c/o Moore Capital Management, LLC, 1251 Avenue of the Americas, 53rd Floor, New York, New York 10020. Moore Capital Management, LLC, a New York limited liability company, serves as the discretionary investment manager of Moore Macro Fund, L.P., a Bahamian limited partnership, and, in such capacity, may be deemed the beneficial owner of the portfolio assets held for the account of Moore Macro Fund, L.P. Moore Capital Advisors, L.L.C., a Delaware limited liability company, and Moore Advisors, Ltd., a Bahamian corporation, serve as the co-general partners of Moore Macro Fund, L.P. Moore Capital Management, LLC also serves as the discretionary investment manager to Moore Emerging Markets Fund Ltd., a Bahamian corporation. Mr. Louis M. Bacon serves as Chairman and Chief Executive Officer, director and indirect majority interest holder of Moore Capital Advisors, L.L.C. and Moore Advisors, Ltd. As a result, Mr. Bacon may be deemed to be the indirect beneficial owner of the aggregate 5,734,266 of our shares held for the accounts of Moore Macro Fund, L.P. and Moore Emerging Markets Fund Ltd.

(4)
The information is based on a Schedule 13D filed by Skagen Funds on February 11, 2008. The address of Skagen Funds is P.O. Box 160, N-4001 Stavanger Norway (47) 51 21 38 31.

(5)
Amounts shown include restricted ordinary shares issued pursuant to our 2004 Equity Incentive Plan or our previous Employees' Share Option Plan. At March 11, 2008, the following individuals held restricted ordinary shares that will not vest within 60 days after March 11, 2008: 53,825 shares for Mr. Clevenger; 21,675 shares for Mr. Danni; 30,900 share for Ms. Friedman; 19,400 shares for Mr. Owen; 15,500 shares for Mr. Malys; and 8,125 shares for Mr. Vogels.

(6)
Amounts shown include ordinary shares issuable upon exercise of options that are currently exercisable or may be exercised within 60 days after March 11, 2008 as follows: 211,225 ordinary shares for Mr. Clevenger; 70,913 ordinary shares for Mr. Hulley; 57,581 ordinary shares for Mr. Morano; 19,626 shares for Mr. Palmer; 54,337 ordinary shares for Mr. Smith; 57,000 ordinary shares for Mr. Danni; 11,750 shares for Ms. Friedman, 54,000 ordinary shares for Mr. Owen; 48,750 ordinary shares for Mr. Malys; and 24,750 ordinary shares for Mr. Vogels.

(7)
Includes 149,425 restricted ordinary shares that will not vest within 60 days after March 11, 2008, options to purchase 609,932 ordinary shares that are currently exercisable or will be exercisable within 60 days after March 11, 2008, and 58,057 Restricted Stock Units that are vested or will vest within 60 days of March 11, 2008.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

        We do not have a formal written policy for the review and approval of transactions with related parties. However, the Audit Committee Charter, our Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executives, and our Code of Ethics and Business Conduct each provide guidelines for reviewing any "related party transaction." In particular, the Audit Committee Charter requires that the Audit Committee review any transaction involving Apex Silver and a related party at least once a year or upon any significant change in the transaction or relationship. Additionally, our Codes of Ethics prohibit conflicts of interest and provides non-exclusive examples of conduct that would violate the prohibition. If an employee of Apex Silver is unsure as to whether a conflict of interest exists, the employee is instructed that he or she should consult with a specified compliance officer.

        We annually require each of our directors and executive officers to complete a directors' and officers' questionnaire that elicits information about related party transactions. Our Board and outside legal counsel annually review all transactions and relationships disclosed in the directors' and officers' questionnaires, and the Board makes a formal determination regarding each director's independence. If a director is determined to no longer be independent, such director, if he or she serves on any of the Audit Committee, the Corporate Governance and Nominating Committee, or the Compensation Committee, will be removed from such committee prior to (or otherwise will not participate in) any future meetings of the committee. If the transaction presents a conflict of interest, the Board will determine the appropriate response.

Agreements with Officers and Directors

        We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted under Cayman Islands law. We anticipate that our successor, Golden Minerals Company, will enter into indemnification agreements with each of our directors and officers which will require us to indemnity our directors and officers to the fullest extent permitted by Delaware law.

        Mr. Hulley retired as an employee and Executive Chairman of Apex Silver effective January 1, 2006. In connection with his retirement, we entered into a Retirement Agreement and Release. The Agreement provided for the grant of 20,000 restricted ordinary shares pursuant to the terms of a Restricted Shares Award Agreement entered into effective February 21, 2006. The shares vest in equal tranches over four years, beginning in February 2007. The Agreement also provided for stock options grants in 2007 and 2008, to be calculated as set forth in the Agreement, in the event that Mr. Hulley's previous stock option grants from December 2003 and June 2004, respectively, expire unexercised. Mr. Hulley was required to remain a director of Apex Silver in order to be eligible for these grants. All 100,000 of Mr. Hulley's December 2003 stock options expired unexercised, but only 75,000 of his 100,000 June 2004 stock options expired unexercised. Consequently, Mr. Hulley was granted 34,014 options at an exercise price of $15.89 per share in January 2007 and 27,615 options at an exercise price of $15.59 per share in January 2008. Further, the Retirement Agreement and Release anticipated that Mr. Hulley would serve as the Chairman of the Board. In such role, Mr. Hulley would receive an annual retainer for his services as Chairman equal to $60,000 for calendar years 2006 and 2007, $30,000 for calendar years 2008 and 2009, and $15,000 for each calendar year thereafter, in each case paid quarterly on the last business day of the quarter. The Retirement Agreement was reviewed and approved by the Compensation Committee and approved by the Board, without Mr. Hulley's participation.

Director Independence

        The Board has determined that the following directors are independent as defined in NYSE Alternext U.S. listing standards:

    Harry M. Conger (Retired as a director of Apex Silver, effective August 1, 2008.)
    Rodman L. Drake
    Ove Hoegh (Retired as a director of Apex Silver, effective September 16, 2008.)
    Ian Masterton-Hume
    Kevin Morano
    Terry M. Palmer
    Charles B. Smith
    Paul Soros (Retired as a director of Apex Silver, effective January 10, 2008.)

        The certificate of incorporation and bylaws of our successor, Golden Minerals Company, will provide that for a period of at least two years following the Effective Date, the Board of Golden Minerals Company will be comprised of six directors, including five individuals who are independent as defined in such certificate of incorporation and bylaws. For additional information on the composition of the Board of Golden Minerals Company, see "Market for Registrant's Common Equity and Related Shareholder Matters—Description of Capital Stock" and "Directors, Executive Officers and Corporate Governance—Expected Board of Directors of Golden Minerals Company."

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        PricewaterhouseCoopers LLP has served as our independent accountants since our inception. The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit or review of Apex Silver's financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	December 31
	2008	2007
Audit Fees(1)	$2,861,676	$2,194,619
Audit-Related Fees	2,610	6,694
Tax Fees(2)	336,797	257,078
All Other Fees(3)	7,706	1,616

Total Fees	$3,208,789	$2,460,007

(1)
Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements, services rendered in connection with the audit of our internal controls and procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002

(2)
Tax fees include fees for services rendered in connection with the preparation of our tax returns in the United States and other foreign jurisdictions as well as international tax planning services.

(3)
All other fees include fees for access to a PricewaterhouseCoopers LLP accounting database and other research materials.

        The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Exchange Act and any rules promulgated thereunder. Pre-approval authority may be delegated to an Audit Committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full Audit Committee at its next scheduled meeting. All of the fees and services provided by PricewaterhouseCoopers LLP were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.

 PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          (a)   Documents filed as part of this annual report on Form 10-K or incorporated by reference:

      (1)
      Our consolidated financial statements are listed on the "Index to Financial Statements" on Page F-1 to this report.

      (2)
      Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

      (3)
      The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Joint Plan of Reorganization of Apex Silver Mines Limited and Apex Silver Mines Corporation under Chapter 11 of the Bankruptcy Code, dated February 4, 2009. (1)
2.2
Disclosure Statement with Respect to the Joint Plan of Reorganization of Apex Silver Mines Limited and Apex Silver Mines Corporation under Chapter 11 of the Bankruptcy Code, dated February 4, 2009. (1)
2.3	Supplement to the Joint Plan of Reorganization of Apex Silver Mines Limited and Apex Silver Mines Corporation under Chapter 11 of the Bankruptcy Code dated February 26, 2009 (2)
2.4	Amended Supplement to the Joint Plan of Reorganization of Apex Silver Mines Limited and Apex Silver Mines Corporation under Chapter 11 of the Bankruptcy Code dated March 4, 2009. (3)
3.1	Amended and restated Memorandum of Association of Apex Silver. (4)
3.2	Amended and restated Articles of Association of Apex Silver. (4)
4.1	Specimen of certificates representing Apex Silver's ordinary shares, par value U.S. $0.01 each. (5)
4.2	Form of Warrant issued in connection with the January 2004 private placement. (6)
4.3	Indenture, dated March 16, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee. (7)
4.4	Form of Global Note, dated March 16, 2004. (7)
4.5	Form of Global Note, dated April 1, 2004. (8)
4.6	Form of Warrant issued in connection with the offering of our ordinary shares pursuant to a prospectus supplement filed April 3, 2003. (9)
4.7	Form of Warrant issued in connection with the offerings of our ordinary shares pursuant to prospectus supplements filed May 22, 2002 and September 10, 2003. (9)
4.8	Indenture, dated October 15, 2004, between Apex Silver Mines Limited and The Bank of New York, as Trustee. (10)
4.9	Form of Global Note, dated October 15, 2004. (10)
4.10	Form of Global Note, dated December 14, 2004. (11)

Exhibit Number	Description of Exhibits
10.1	Management Services Agreement among Apex Silver and its subsidiaries. (12)
10.2	EPCM Services Supply Agreement between Minera San Cristóbal, S.A. and Aker Kvaerner Metals Inc., Dated November 8, 2004. (13)
10.3	Open Pit Contract Mining Services Agreement between Minera San Cristóbal, S.A. and Washington Group Bolivia, S.R.L. (14)
10.4	Employees' Share Option Plan (15)
10.5	2004 Equity Incentive Plan. (16)
10.6	First Amendment to the 2004 Equity Incentive Plan. (17)
10.7	Form of Incentive Share Option Agreement pursuant to the 2004 Equity Incentive Plan. (14)
10.8	Form of Restricted Shares Award Agreement pursuant to the 2004 Equity Incentive Plan. (14)
10.9	Non-Employee Directors' Share Plan, as amended. (18)
10.10	Form of Option Grant to Non-Employee Directors (19)
10.11	Non-Employee Directors Deferred Compensation and Equity Award Plan. (20)
10.12	Form of Indemnification Agreement. (21)
10.13	Form of Change of Control Agreement. (13)
10.14
Amended and Restated Collateral Pledge and Security Agreement, dated December 14, 2004 among Apex Silver Mines Limited as Pledgor, The Bank of New York as Trustee and The Bank of New York as Collateral Agent. (11)
10.15	Loan Agreement, dated December 1, 2005, between Minera San Cristóbal, S.A., the Lenders identified therein and BNP Paribas, as Administrative Agent. (22)
10.16	Loan Agreement, dated December 1, 2005, between Minera San Cristóbal, S.A. and Corporacion Andina de Fomento. (22)
10.17
Common Security Agreement, dated December 1, 2005, among Minera San Cristóbal, S.A., Apex Silver Mines Sweden AB, Apex Luxembourg S.A.R.L. Apex Metals GmbH, BNP Paribas, Barclays Capital PLC, JPMorgan Chase Bank, N.A., Corporacion Andina de Fomento and the secured parties and hedge banks party thereto. (22)
10.18	Sponsor Pledge Agreement, dated December 1, 2005, between Apex Silver Mines Limited and JPMorgan Chase Bank, N.A. (22)
10.19	Completion Agreement, dated December 1, 2005, among Apex Silver Mines Limited, BNP Paribas, Barclays Capital PLC and JPMorgan Chase Bank, N.A. (22)
10.20
Omnibus Amendment Agreement, dated September 20, 2006, between Minera San Cristóbal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A. R.L, Apex Metals GmbH, Apex Silver Finance Ltd., Gotlex Lageraktiebolag nr. 451, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A., the Senior Lenders party thereto and the Hedge Banks party thereto. (23)

Exhibit Number	Description of Exhibits
10.21	Second Omnibus Amendment Agreement, dated September 4, 2007, between Minera San Cristóbal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A. R.L, Apex Silver Finance Ltd., Apex Metals Marketing GmbH, Sumitomo Corporation, SC Minerals Aktiebolag, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A., the Senior Lenders party thereto and the Hedge Banks party thereto. (24)
10.22*
Fourth Omnibus Amendment Agreement, dated December 12, 2008, between Minera San Cristóbal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A. R.L, Apex Silver Finance Ltd., Apex Metals Marketing GmbH, Sumitomo Corporation, SC Minerals Aktiebolag, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A., the Senior Lenders party thereto and the Hedge Banks party thereto.
10.23*
Fifth Omnibus Amendment Agreement, dated December 17, 2008, between Minera San Cristóbal, S.A., Apex Silver Mines Limited, Apex Silver Mines Sweden AB, Apex Luxembourg S.A. R.L, Apex Silver Finance Ltd., Apex Metals Marketing GmbH, Sumitomo Corporation, SC Minerals Aktiebolag, Comercial Metales Blancos AB, BNP Paribas, Barclays Capital, Corporacion Andina de Fomento; JPMorgan Chase Bank, N.A. and the Senior Lenders party thereto.
10.24	Loan Agreement, dated August 11, 2008, between SC Minerals Aktiebolag and Minera San Cristóbal, S.A. (25)
10.25	First Amendment to Loan Agreement, dated October 1, 2008, between SC Minerals Aktiebolag and Minera San Cristóbal. (26)
10.26	Second Amendment to Loan Agreement, dated October 31, 2008, between SC Minerals Aktiebolag and Minera San Cristóbal, S.A. (27)
10.27	Third Amendment to Loan Agreement, dated November 25, 2008, between SC Minerals Aktiebolag and Minera San Cristóbal, S.A. (28)
10.28*	Fourth Amendment to Loan Agreement, dated December 17, 2008, between SC Minerals Aktiebolag and Minera San Cristóbal, S.A.
10.29	MSC Shareholders Agreement, dated September 25, 2006, between Apex Silver Mines Sweden AB, Apex Luxembourg S.À.R.L., Gotlex Lageraktiebolag nr. 451, and Minera San Cristóbal, S.A. (23)
10.30	Option Agreement, dated September 25, 2006, between Apex Silver Mines Limited and Sumitomo Corporation. (23)
10.31	Termination and Release Agreement, dated June 27, 2008, between Apex Silver Mines Limited and Sumitomo Corporation. (17)
10.32
Plan Support Agreement, dated January 12, 2009, among Apex Silver Mines Limited, Apex Silver Mines Corporation, Sumitomo Corporation, the Senior Lenders identified therein and the Subordinated Noteholders identified therein. (29)
10.33	Secured, Super-Priority Debtor-in-Possession Credit and Security Agreement, dated January 20, 2009, between Apex Silver Mines Limited and Sumitomo Corporation. (30)

Exhibit Number	Description of Exhibits
10.34	Purchase and Sale Agreement, dated January 12, 2009, among Apex Silver Mines Limited, Apex Luxembourg S.A.R.L., Apex Silver Mines Sweden AB, Apex Silver Mines Corporation, ASC Bolivia LDC (Sucursal Bolivia), Sumitomo Corporation and SC Minerals Aktiebolag. (30)
21*	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Order Confirming Joint Plan of Reorganization of Apex Silver Mines Limited and Apex Silver Mines Corporation under Chapter 11 of the Bankruptcy Code dated March 4, 2009. (3)

*
Filed herewith.

**
Furnished herewith.

(1)
Incorporated by reference to our Current Report on Form 8-K filed February 6, 2009.

(2)
Incorporated by reference to our Current Report on Form 8-K filed March 4, 2009.

(3)
Incorporated by reference to our Current Report on Form 8-K filed March 10, 2009.

(4)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(5)
Incorporated by reference to our amended Registration Statement on Form S-1/A (No. 333-34685) filed November 18, 1997.

(6)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(7)
Incorporated by reference to our Current Report on Form 8-K filed March 17, 2004.

(8)
Incorporated by reference to our Current Report on Form 8-K filed April 2, 2004.

(9)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(10)
Incorporated by reference to our Current Report on Form 8-K filed October 18, 2004.

(11)
Incorporated by reference to our Current Report on Form 8-K filed December 17, 2004.

(12)
Incorporated by reference to our amended Registration Statement on Form S-1/A (No. 333-34685) filed October 9, 1997.

(13)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(15)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

(16)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-117202) filed July 7, 2004.

(17)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(18)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(19)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-53185) filed May 20, 1998.

(20)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(21)
Incorporated by reference to our Current Report on Form 8-K filed March 15, 2007.

(22)
Incorporated by reference to our Current Report on Form 8-K filed December 8, 2005.

(23)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(24)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(25)
Incorporated by reference to our Current Report on Form 8-K filed August 15, 2008.

(26)
Incorporated by reference to our Current Report on Form 8-K filed October 30, 2008.

(27)
Incorporated by reference to our Current Report on Form 8-K filed November 6, 2008.

(28)
Incorporated by reference to our Current Report on Form 8-K filed December 1, 2008.

(29)
Incorporated by reference to our Current Report on Form 8-K filed January 13, 2009.

(30)
Incorporated by reference to our Current Report on Form 8-K filed January 26, 2009.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2009	APEX SILVER MINES LIMITED Registrant
	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ RODMAN L. DRAKE Rodman L. Drake	Director	March 16, 2009
/s/ IAN MASTERTON HUME Ian Masterton-Hume	Director	March 16, 2009
/s/ KEITH R. HULLEY Keith R. Hulley	Director	March 16, 2009
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 16, 2009
/s/ TERRY M. PALMER Terry M. Palmer	Director	March 16, 2009
/s/ CHARLES B. SMITH Charles B. Smith	Director	March 16, 2009
/s/ GERALD J. MALYS Gerald J. Malys	Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)	March 16, 2009
/s/ ROBERT P. VOGELS Robert P. Vogels	Vice President and Controller (Principal Accounting Officer)	March 16, 2009

 APEX SILVER MINES LIMITED
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Shareholders of Apex Silver Mines Limited:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on January 12, 2009 Apex Silver Mines Limited and its wholly owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 14 to the consolidated financial statements, the Company adopted FASB Statement No. 157, Fair Value Measurements, as of January 1, 2008.

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

PricewaterhouseCoopers LLP
Denver, Colorado
March 16, 2009

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2008	December 31, 2007
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$33,723	$40,736
Restricted cash	20,575	12,313
Investments	16,351	52,243
Trade receivables	7,315	3,110
Inventories	75,008	44,211
Prepaid expenses and other assets	15,550	16,195

Current assets	168,522	168,808
Property, plant and equipment (net)	202,534	841,981
Ore stockpile inventories	72,628	76,914
Deferred financing costs	—	15,990
Value added tax recoverable	157,146	95,327
Restricted cash	—	91,000
Investments	5,487	24,407
Derivatives at fair value	—	8,475
Other	30	2,009

Total assets	$606,347	$1,324,911

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$48,861	$55,957
Accrued interest payable	8,660	4,982
Derivatives at fair value	—	266,820
Current portion of long-term debt	523,610	41,155

Current liabilities	581,131	368,914
Long-term debt	59,951	546,981
Derivatives at fair value	—	482,683
Deferred gain on sale of asset	—	945
Asset retirement obligation	9,155	6,981
Other long term liabilities	4,398	2,508

Total liabilities	654,635	1,409,012
Minority interest in subsidiaries	150,792	—
Commitments and contingencies (Note 21)
Shareholders' equity (deficit)
Ordinary Shares, $.01 par value, 175,000,000 shares authorized; 59,000,832 and 58,909,625 shares issued and outstanding, respectively	590	589
Additional paid in capital	680,901	677,203
Accumulated deficit	(880,020)	(761,783)
Accumulated other comprehensive loss	(551)	(110)

Total shareholders' equity (deficit)	(199,080)	(84,101)

Total liabilities and shareholders' equity (deficit)	$606,347	$1,324,911

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	The years ended December 31,
	2008	2007	2006
	(in thousands except per share data)
Revenues:
Sales of concentrates	$419,512	$45,932	$—
Costs and expenses:
Costs applicable to sales (exclusive of amounts shown separately below)	(346,199)	(42,941)	—
Write down of inventories	(52,547)	—	—
Production startup income/(expense), net	—	(13,483)	—
Exploration	(25,397)	(15,357)	(8,316)
Administrative	(22,160)	(21,857)	(21,247)
Gain (loss)—commodity derivatives	467,871	19,290	(715,120)
Gain—foreign exchange and currency derivatives	18,310	7,724	885
Asset retirement accretion expense	(794)	(600)	(406)
Other expense	—	(2,435)	—
Impairment of long lived assets	(625,649)	—	—
Depreciation, depletion and amortization	(37,942)	(14,179)	(403)

Total operating expenses	(624,507)	(83,838)	(744,607)

Loss from operations	(204,995)	(37,906)	(744,607)
Other income and expenses:
Interest and other income	6,031	21,990	19,678
Royalty income (Note 22)	351	1,319	1,619
Gain on sale of interest in subsidiaries (Note 18)	64,471	—	199,600
Reorganization costs (Note 2)	(2,153)	—	—
Gain on extinguishment of debt	—	—	2,875
Loss on auction rate securities (Note 5)	(16,263)	(34,537)	—
Interest expense and other borrowing costs (net of $0.0, $30.6 and $26.1 million capitalized during 2008, 2007 and 2006, respectively)	(75,448)	(23,845)	(774)

Total other income and expenses	(23,011)	(35,073)	222,998

Loss before minority interest and income taxes	(228,006)	(72,979)	(521,609)
Income tax benefit (expense)	(8,353)	(2,864)	(749)
Minority interest in loss of consolidated subsidiary (Note 18)	118,122	87,399	8,813

Net income (loss)	$(118,237)	$11,556	$(513,545)
Other comprehensive income (loss):
Unrealized loss on securities	(441)	(86)	(24)
Reclassification for loss on securities included in net income (loss)	—	—	243

Comprehensive income (loss)	$(118,678)	$11,470	$(513,326)

Net income (loss) per Ordinary Share—basic	$(2.01)	$0.20	$(9.09)

Net income (loss) per Ordinary Share—diluted	$(2.01)	$0.20	$(9.09)

Weighted average Ordinary Shares outstanding—basic	58,947,025	58,714,935	56,498,416

Weighted average Ordinary Shares outstanding—diluted	58,947,025	59,070,546	56,498,416

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Expressed in United States dollars)

					Accumulated Other Comprehensive income (loss)
	Ordinary Shares					Total Shareholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2005	50,444,890	$504.4	$486,762	$(259,794)	$(243)	$227,229
Stock to construct power line ($15.09 per share)	369,033	3.7	5,724	—	—	5,728
Shares issued to retire debt, ($15.77 per share)	1,086,653	10.9	17,114	—	—	17,125
Stock to consultants ($15.90 per share)	1,699	—	27	—	—	27
Stock compensation accrued	—	—	5,451	—	—	5,451
Stock options exercised ($12.52 per share)	283,425	2.8	3,406	—	—	3,409
Stock granted as compensation ($19.30 per share)	17,000	0.2	—	—	—	—
Sale of Ordinary Shares, net ($23.70 per share)	6,375,000	63.8	151,003	—	—	151,067
Unrealized gain on marketable equity securities	—	—	—	—	219	219
Net loss	—	—	—	(513,545)	—	(513,545)

Balance, December 31, 2006	58,577,700	$585.8	$669,487	$(773,339)	$(24)	$(103,290)
Stock compensation accrued	—	—	3,193	—	—	3,193
Stock options exercised ($11.78 per share)	394,325	3.9	4,522	—	—	4,526
Stock granted as compensation ($16.49 per share)	57,150	0.6	—	—	—	1
Stock compensation restricted shares canceled (1)	(119,550)	(1.2)	—	—	—	(1)
Unrealized loss on marketable equity securities	—	—	—	—	(86)	(86)
Net income	—	—	—	11,556	—	11,556

Balance, December 31, 2007	58,909,625	$589.1	$677,203	$(761,783)	$(110)	$(84,101)
Stock compensation accrued	—	—	3,698	—	—	3,698
Stock granted as compensation ($15.91 per share)	91,207	0.9	—	—	—	0.9
Unrealized loss on marketable equity securities	—	—	—	—	(441)	(441)
Net loss	—	—	—	(118,237)	—	(118,237)

Balance, December 31, 2008	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$(199,080)

(1)
Prior to 2007, restricted shares granted as compensation were issued and held in escrow until vesting. The Company's current practice is to issue shares only on vesting. Accordingly, the Company canceled 119,550 restricted shares held in escrow; those shares will be issued if and when they vest.

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 20)	$(139,554)	$(166,029)	$(70,727)

Cash flows from investing activities:
Purchase of available-for-sale investments	(43,825)	(558,784)	(627,320)
Sale of available-for-sale investments	79,754	793,390	324,842
Purchase of held-to-maturity investments	—	—	(24,662)
Sale of held-to-maturity investments	2,000	5,619	35,613
Purchase of available for sale restricted investments	—	(32,150)	(251,500)
Sale of available for sale restricted investments	—	109,050	279,900
Purchase of held-to-maturity restricted investments	—	(2,818)	(22,199)
Sale of held-to-maturity restricted investments	—	7,800	66,676
Payment of derivative premiums and settlements, (net)	(273,157)	(57,880)	(48,293)
Advance for construction of port facility	—	(4,000)	—
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	82,737	(71,371)	103,239
Procceds from sale of interest in subsidiary	70,000	258	224,000
Receipt of deferred payments	14,101	—	—
Payment of selling costs related to sale of interest in subsidiary	—	—	(6,384)
Additions to property, plant and equipment	(27,452)	(148,860)	(276,924)

Net cash provided by (used in) investing activities	(95,842)	40,254	(223,012)

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares (net of issuance costs of $0, $0 million and $4.8 for 2008, 2007 and 2006 respectively)	—	—	156,794
Payment of debt issuance costs	—	(650)	(671)
Payment of notes and long term debt	(8,551)	(12,600)	(2,176)
Proceeds from note to power line contractor	—	—	1,415
Borrowings under project finance facility	—	45,000	180,000
Minority interest contributions	236,934	80,395	—
Proceeds from exercise of stock options and warrants	—	4,526	3,409

Net cash provided by financing activities	228,383	116,671	338,771

Net increase (decrease) in cash and cash equivalents	(7,013)	(9,104)	45,032
Cash and cash equivalents, beginning of period	40,736	49,840	4,808

Cash and cash equivalents, end of period	$33,723	$40,736	$49,840

Supplemental information:
Interest paid, net of amounts capitalized	$29,180	$16,595	$774

Income taxes paid	$4,515	$216	$749

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Operations

        Apex Silver Mines Limited (the "Company") operates as a mining, exploration and development company. The Company owns 65% of and operates the San Cristóbal silver, zinc and lead mine in Bolivia. The mining operations and related assets are owned and operated by subsidiaries of the Company located outside of the United States. The Company's San Cristóbal mine began producing silver-bearing lead and zinc concentrates during the third quarter 2007 and reached sustained operating levels during 2008. Prior to the third quarter 2007 the Company had no mining operations from which product was being produced and sold; consequently, the Company had not previously reported operating income. The Company also conducts exploration activities primarily in South America and Central America and currently holds interests in non-producing mineral properties in Argentina, Mexico, Peru, Bolivia, Ecuador and Australia.

        In light of the significant liquidity issues, on January 12, 2009 the Company filed for reorganization relief under Chapter 11 of the US federal bankruptcy law and in conjunction therein entered into a number of transactions with Sumitomo Corporation ("Sumitomo"), the 35% minority owner of the San Cristóbal mine, the lenders under the project finance facility relating to the San Cristóbal mine (the "Facility"), and the holders of the Company's 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the "Notes") to effect a comprehensive restructuring of its operations and capital structure as described in more detail in Note 2. The proposed transactions and restructuring are subject to significant conditions and the successful emergence from Chapter 11 which, if completed, would result in the sale of the San Cristóbal mine and a substantial change in the nature of the Company's operations and financial condition. In particular, the Company would cease mining operations, while continuing business as an exploration and management services company. See Note 28 for potential impacts.

2. Liquidity, Capital Resources, and Financial Restructuring

  Chapter 11 Reorganization

        On January 12, 2009, the Company and its wholly-owned subsidiary, Apex Silver Mines Corporation ("ASMC"), filed voluntary joint petitions for reorganization relief under Chapter 11, with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company also commenced a provisional liquidation proceeding in the Cayman Islands. The Company's subsidiaries outside the United States, including Minera San Cristóbal S.A. ("MSC"), the Bolivian subsidiary that owns and operates the San Cristóbal mine, were not included in the Chapter 11 filing or in any other bankruptcy or reorganization proceeding.

        Under Chapter 11, the Company is operating its businesses as a debtor-in-possession under court protection from creditors and claimants under the jurisdiction of the Bankruptcy Court and under the supervision of the joint provisional liquidators in the Cayman Islands. Since the Chapter 11 filing, orders sufficient to enable the Company to conduct normal business activities have been entered by the Bankruptcy Court.

        On March 4, 2009, the Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan"). The Company intends to declare the Plan effective and to emerge from Chapter 11 protection on or about March 24, 2009 (the "Effective Date"). The Plan is conditioned on the closing

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Liquidity, Capital Resources, and Financial Restructuring (Continued)

of the sale of the San Cristóbal mine to Sumitomo as described below. Under the Plan, subsequent to the sale of the San Cristóbal mine, all of the remaining assets of the Company, other than a small cash reserve for the payment of liquidation expenses, will be transferred to Golden Minerals Company ("Golden Minerals"), a Delaware corporation that will be the Company's successor. The assets transferred to Golden Minerals will include certain property, plant and equipment as well as the Company's exploration properties, cash and certain auction rate securities (see Note 28).

        Under the Plan, the Notes will be canceled in exchange for a pro rata distribution of (i) common stock of Golden Minerals, and (ii) approximately $45 million of cash, funded in part from the sale of San Cristóbal, plus any other cash or cash equivalents held by the Company in excess of the sum of $15 million plus amounts to pay for accrued liabilities at March 31, 2009 and certain projected reorganization expenses that will be incurred after March 31, 2009. Other unsecured creditors will receive cash payment for their claims up to a maximum recovery of $10,000 per claim, or a pro rata distribution of common stock of Golden Minerals. The Company's current equity holders will receive no recovery under the Plan. The Company will be liquidated in the Cayman Islands proceeding and the Company's ordinary shares will be cancelled in connection with the Cayman Islands liquidation proceedings.

        Although substantial progress has been made toward the financial restructuring of the Company's operations, there are still risks associated with the various transactions that must be completed in order for the Company to emerge from bankruptcy as described. Should the Company be unable to complete the sale of the San Cristóbal mine to Sumitomo, Sumitomo and the senior lenders could exercise remedies under the Facility, which could include foreclosure on the San Cristóbal mine assets and an action against the Company under its guarantee of 65% of amounts outstanding under the Facility, as described below. In this event, it is likely that the Company would be required to liquidate under Chapter 7. In considering only those events and transactions that have occurred or closed prior to the filing of the Company's Form 10-K, there is substantial doubt that the Company can continue as a going concern.

        During the fourth quarter 2008 the Company incurred approximately $2.2 million of reorganization costs. The costs primarily consist of attorney fees and investment banker fees for work performed in advance of the bankruptcy filings on January 12, 2009.

  Sale of the San Cristóbal Mine

        The Plan calls for the Company to sell to Sumitomo its remaining direct and indirect interests in the San Cristóbal mine, including its 65% interest in MSC, for a cash purchase price of $27.5 million, plus $2.5 million in expense reimbursements and the assumption of certain liabilities, pursuant to the Purchase and Sale Agreement dated January 12, 2009 (the "Purchase Agreement") among the Company, certain other wholly-owned subsidiaries of the Company, Sumitomo and one of Sumitomo's wholly-owned subsidiaries. In addition, under the Purchase Agreement and the Plan, the Company will be released from liabilities associated with the San Cristóbal mine, including its guarantee of San Cristóbal's indebtedness. Sumitomo may terminate the Purchase Agreement under certain circumstances, including if the closing of the transaction does not occur prior to March 31, 2009.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Liquidity, Capital Resources, and Financial Restructuring (Continued)

Although the consummation of the transactions contemplated by Purchase Agreement is subject to fulfillment of customary conditions, the Company anticipates that they will be consummated on or about the Effective Date in conjunction with, and as a condition to, the Company's emergence from bankruptcy.

        As a condition to the closing of these transactions, ASMC will enter into a management services agreement with Sumitomo (the "Management Agreement") under which ASMC will provide certain management services to the San Cristóbal mine in consideration of an annual fee of approximately $6.0 million and a potential annual incentive fee of $1.5 million. The services will include, for example, management of technical and operating activities, administrative support, information technology and local community relations. The Management Agreement will have an initial term of 12 months and thereafter may be terminated by ASMC with 12 months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, ASMC will be entitled to a $1.0 million termination fee. ASMC will not be required to pay a termination fee.

  Project Finance Facility

        On December 12, 2008, the lenders under the Facility, Sumitomo and the Company executed an agreement under which the metals derivative positions required by the Facility were terminated and the Company was released from all of its related obligations. The Company used approximately $66.5 million of the $91.0 million restricted cash that collateralized the derivative positions to settle its share of the remaining derivative liability, and holds the remaining $24.5 million as unrestricted cash at December 31, 2008. The $66.5 million amount includes a $33.0 million payment to the banks holding the hedges, a $7.5 million payment to Sumitomo to reimburse it for two hedge payments previously made on behalf of the Company and a $26.0 million payment by the Company directly to Sumitomo, as Sumitomo was required to enter into similar derivative positions with the hedge banks as a term of the settlement. On December 17, 2008, Sumitomo purchased 90% of the loans under the Facility from the senior lenders. Under the terms of this transaction, Sumitomo acquired the right to control the exercise of rights and remedies with respect to any defaults under the Facility.

        The San Cristóbal mine failed to make the principal and interest payment due under the Facility on December 13, 2008, and failed to achieve "completion" as defined by the applicable agreement, by December 31, 2008, and thus is in default under the Facility. Immediately prior to the Company's Chapter 11 filing, Sumitomo, as the holder of 90% of the Facility loans, accelerated the loans under the Facility. Sumitomo and the Company entered into a standstill agreement, as amended, under which Sumitomo has agreed to forbear from exercising its rights and remedies with respect to defaults under the Facility. The standstill agreement is expected to remain in effect until the sale of the San Cristóbal mine to Sumitomo is completed and the Company has emerged from Chapter 11.

        Pursuant to the Plan, at the Effective Date, Sumitomo will waive and release the Company from any liability associated with amounts outstanding under the Facility. The other senior lenders under the Facility will likewise release the Company from any liability associated with amounts outstanding under the Facility.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Liquidity, Capital Resources, and Financial Restructuring (Continued)

  Funding of San Cristóbal and Other Cash Requirements Prior to Emergence from Chapter 11

        During 2008, Sumitomo provided $150 million in funding to the San Cristóbal mine under a working capital credit line (see Note 18) to augment cash flow from concentrate sales in order to fund San Cristóbal's operating costs, income and other taxes, capital costs and financing costs. At December 31, 2008 the full $150 million available under the working capital line had been drawn and is reflected in minority interest on the accompanying consolidated balance sheets. The Company and Sumitomo also provided $90.8 million to settle the derivative positions as described above.

        Also, to provide the Company with the cash and liquidity necessary to fund its 65% share of working capital required by the San Cristóbal mine prior to the Effective Date, the Company has entered into a $35 million debtor-in-possession term credit facility (the "DIP Financing Facility") pursuant to a Secured Super-Priority Debtor-in-Possession Credit and Security Agreement, dated as of January 20, 2009, with Sumitomo as lender. As of March 12, 2009, the Company had borrowed $6.5 million under the DIP Financing Facility. At the Effective Date, Sumitomo will waive and release the Company from any liability associated with amounts outstanding under the DIP Financing Facility.

  Cash and Investments at December 31, 2008

        At December 31, 2008, the Company's aggregate balance of cash, restricted cash, and short and long term investments totaled $71.0 million, of which $20.6 million was restricted, and excludes $5.1 million of auction rate securities. The restricted cash is held in a collateral account that is restricted to fund the operating requirements at the San Cristóbal mine and principal and interest payments on the Facility.

3. Impairment of Long-lived Assets

        Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") provides financial accounting and reporting guidance for the impairment or disposal of long-lived assets. FAS 144 provides that recoverability of long-lived assets are assessed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. At the end of the third quarter 2008, based on declining metals prices, continued high operating costs and anticipated funding requirements and following the guidance of FAS 144, the Company used a probability weighted analysis of various cash flow scenarios in determining that future cash flows were not sufficient to recover the carrying value of the San Cristóbal asset group. Accordingly, the Company recorded a $615.0 million impairment to the carrying value of the San Cristóbal asset group. The asset group includes all plant, property, and equipment, inventories, trade receivables, value added tax recoverable, accrued liabilities and leasing obligations related to the San Cristóbal mine. The asset group excludes amounts outstanding under the Facility, derivatives liability (settled during the fourth quarter), tax related assets and liabilities and the asset retirement obligation ("ARO").

        At the end of the fourth quarter 2008, the Company analyzed whether a further impairment of the long-lived assets of the San Cristóbal asset group had occurred. The Company once again used a probability weighted analysis of various cash flow scenarios which assumed that the Company either

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Impairment of Long-lived Assets (Continued)

continued ownership of or sells the asset group. In determining whether a further impairment had occurred, the Company placed a 95% probability weighting on the potential sale of the asset group, based on the likelihood of consummating the sale to Sumitomo and concluded that the undiscounted cash flows were less than the carrying value of the asset group. To measure the impairment the Company estimated the fair value of the asset group by discounting the projected cash flows for the various hold scenarios using a rate of 20.2%, which combines the risk free rate of 3.1% plus an additional interest factor for Bolivian country risk of 17.1%. The Company believes that applying a specific Bolivian risk factor is an appropriate method of capturing the additional country risk that is not otherwise reflected in the cash flow scenarios. The estimated fair value of the asset group, using the probability weighted average cash flow analysis, was $420.3 million which, when compared to the asset group carrying value of $430.9 million at December 31, 2008, indicates that a further impairment of the asset group of $10.6 million occurred during the fourth quarter 2008. For the year ended December 31, 2008, the impairment of the San Cristóbal asset group totals $625.6 million. Upon the expected completion of the transactions by the end of the first quarter 2009 as described in Note 2, the Company will write off all assets and liabilities associated with San Cristóbal and record a gain or loss on the sale.

4. Summary of Significant Accounting Policies

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; estimates of recoverable value added taxes; environmental reclamation and closure obligations; estimates of recoverable metals in stockpiles; estimates of the future value of concentrates sold on a provisional basis; the fair value of auction rate securities for which auctions have failed; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

        The policies adopted, considered by management to be significant, are summarized as follows:

  a.
  Basis of consolidation

        These consolidated financial statements include the accounts of the Company, its more than 50% owned subsidiaries, including its 65% owned subsidiaries holding the San Cristóbal mine, and San Cristóbal Transportadora de Electricidad S.A. ("SC TESA"), a variable interest entity consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R (see Note 4o). All intercompany transactions and balances have been eliminated at consolidation.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

        The Company consolidates more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. If the Company does not own 100% of a consolidated subsidiary, it recognizes a minority interest in the subsidiary and a minority interest in the gains or losses recorded by the subsidiary. In cases where losses applicable to the minority interest in a subsidiary exceed the minority interest investment in the subsidiary, such excess and any further losses ordinarily applicable to the minority interest are charged against the Company's interest, if the minority interest does not have an obligation to fund such losses. Future earnings, if any, are credited to the Company to the extent that losses attributable to the minority interest were previously absorbed by the Company.

        On September 25, 2006 the Company sold 35% interests in the subsidiary holding its San Cristóbal mine, the subsidiary that markets the San Cristóbal concentrates and the subsidiary that holds the derivative positions required by the Facility to Sumitomo for $224 million in cash and retention of certain interests in future silver and zinc production. Pursuant to the Company's principles of consolidation, the Company fully consolidates the results of operations of its San Cristóbal mine and reports Sumitomo's related ownership as a minority interest.

  b.
  Translation of foreign currencies

        Substantially all expenditures and sales are made in U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as its functional and reporting currency.

  c.
  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  d.
  Restricted cash and investments

        The Company segregates cash and investments, the use of which is restricted by contractual agreement, and reports these amounts separately in the financial statements. At December 31, 2007 the Company had deposited $91.0 million in an account to collateralize its derivative positions as required by the amended Facility. During December 2008 the Facility lenders, Sumitomo and the Company entered into an agreement under which the derivative positions were terminated and the Company used approximately $66.5 million of the $91.0 million in restricted cash to settle its share of the derivative liability with the remaining $24.5 million returned to the Company as unrestricted cash. At December 31, 2008 and 2007 the Company had recorded $20.6 million and $12.3 million, respectivly, the use of which is restricted to providing operating capital for the San Cristóbal mine and the payment of the Facility principal and interest as current restricted cash.

  e.
  Investments

        Available for Sale—Available for sale securities, including auction rate securities ("ARS"), are recorded at fair value, with unrealized gains or losses recorded as a component of shareholders' equity (deficit), unless the value of the security is considered other than temporarily impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations. See Note 5 below regarding impairments related to the ARS recorded during the years ended December 31, 2008 and 2007.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

        Held to Maturity—Held to maturity investments are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Income is recorded based upon the current yield of the security. Any non-temporary impairment in value will be recorded in the statement of operations at the date of the impairment. No impairments were recorded for the years ended December 31, 2008, 2007 and 2006.

  f.
  Inventories

        Ore stockpiles and concentrate inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and future metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. The $18.6 million of concentrate inventories and $72.6 million of ore stockpile inventories recorded at December 31, 2008 were recorded at net realizable value. The $23.4 million of concentrate inventories and $77.7 million of ore stockpile inventories recorded at December 31, 2007, were recorded at cost. The Company recorded $52.5 million of inventory write downs during the year ended December 31, 2008. No inventory write down charges were recorded during the year ended December 31, 2007. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpiles not expected to be processed within the next 12 months are classified as long-term (see Note 7).

        Ore stockpiles—Ore stockpiles represent ore that has been mined and is available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

        Concentrate inventories—Concentrate inventories represent silver bearing zinc and lead concentrates available for shipment. Concentrate inventories are valued at the average cost of the ore sent to the processing plant from the mine or from the ore stockpiles plus the plant processing costs incurred, including applicable depreciation related to the processing facilities and an allocable portion of mine site administrative costs and related overhead. Costs are added to and removed from the concentrate inventory based on tonnes of concentrate produced or sold and are valued at the lower of average cost or net realizable value.

        Materials and supplies—Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of obsolete stock that is subject to impairment.

  g.
  Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

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

        Beginning September 1, 1997 and continuing through July 31, 2007, the date on which operations commenced, all costs associated with the Company's San Cristóbal mine were capitalized. Capitalized costs at San Cristóbal include all direct costs associated with construction of the mine, certain interest, depreciation on assets being used to construct the mine and other internally allocated costs directly associated with the advancement of mine development.

        No amounts related to other mineral properties have been capitalized at December 31, 2008.

  h.
  Property, plant and equipment and long live asset impairment

        Buildings are depreciated using the straight-line method over useful lives of 30 to 40 years or the life of the mine whichever is shorter. Mining equipment and machinery excluding the plant are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter. Mineral properties and the plant are depreciated using units of production based on estimated mine reserves. Other furniture and equipment are depreciated using the straight-line method over estimated useful lives of three to five years. Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

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

        Property, plant and equipment is recorded at cost and per the guidance of FAS No. 144, the Company assesses the recoverability of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. During 2008 the Company recorded a $625.6 million impairment of the San Cristóbal asset group (see Notes 3 and 9). No impairments were recorded for the years ended December 31, 2007and 2006.

  i.
  Asset retirement obligations

        The Company records asset retirement obligations ("ARO") in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to FAS No. 143, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

cost ("ARC") is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 13).

  j.
  Deferred financing costs

        The Company defers direct costs incurred in connection with obtaining financing and amortizes the costs over the life of the respective financing. During the fourth quarter 2008 the Company wrote off its remaining deferred financing costs (see Note 12).

  k.
  Revenue Recognition

        The Company sells its concentrates directly to smelters. The Company recognizes a sale upon receipt of provisional payment, the earliest point that both risk of loss and title transfer to the smelter.

        Concentrate sales are initially recorded based on 100% of the provisional sales prices. The provisional sales price is based on estimated metals contained in the concentrates (based on assay data) and the forward metals prices at the expected settlement date net of amounts retained by the smelter to cover its refining and treatment costs. Sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative does not qualify for hedge accounting and is marked to market through earnings each period prior to final settlement. Until final settlement, adjustments to revenue are recorded on a mark-to-market basis to reflect changes to the forward metals prices for the estimated date of settlement and changes in metal quantities are adjusted upon receipt of new information and assays. The primary risk associated with recognition of sales on a provisional basis is the possibility of metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, the Company could be required to return a portion of the sales proceeds received based on the provisional invoice (see Note 19).

  l.
  Stock compensation

        The Company recognizes stock based compensation costs per the guidance of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R") and uses a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award. The Company recognized stock based compensation costs of $3.7 million, $3.2 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006 respectively (see Note 17).

        The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the assumptions discussed in Note 17. Expected volatilities are based on the historical volatilities of the Company's shares. The Company uses historical data to estimate option exercises and employee terminations within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based on past experience and future estimates and includes data from both the Employees Plan and the Directors Plan (as defined in Note 17). The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

  m.
  Net income (loss) per Ordinary Share

        Basic income (loss) per share is computed by dividing net income (loss) available to holders of Ordinary Shares by the weighted average number of Ordinary Shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue Ordinary Shares were exercised or converted into Ordinary Shares.

        At December 31, 2008 and 2006, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been antidilutive. Therefore, basic loss per share is the same as dilutive loss per share for the years ended December 31, 2008 and 2006. Outstanding options and warrants to purchase 355,611 Ordinary Shares were included in diluted earnings per share for the period ended December 31, 2007.

  n.
  Derivative positions

        The Company records all open derivative positions on its consolidated balance sheet at estimated fair value. Changes in the fair value of the open derivative positions are recorded each period in earnings as the Company did not account for any of its derivatives as hedge transactions. Prior to January 1, 2008, The Company's metal derivative positions were valued from quoted market information reflected in the applicable commodities price indices for the periods the indices are available. For periods beyond the available indices these metal derivative positions were valued using quoted prices and extrapolation of the commodities price indices from the counterparties holding the metal derivative positions. The Company independently verified that the values received from the counterparties were based upon major commodities price indices such as the London Metal Exchange and New York Commodities Exchange and other available market data. As a result of the Company adopting the provisions of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS No. 157") on January 1, 2008, the fair value of the Company's metal derivate liabilities are valued as above and then adjusted to reflect the company's credit risk and risk of non-performance. See Note 15 for discussion on fair value measurements.

        At December 31, 2008 the Company had no open derivative positions as the result of fully liquidating previously held positions during the fourth quarter 2008 (see Notes 2 and 14). At December 31, 2007 the fair value of the Company's open derivatives positions was a net liability of $741.0 million.

  o.
  Variable Interest Entities

        During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, "Variable Interest Entities" ("FIN 46R"), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities ("VIEs"). In April 2005 the Company entered into a long-term contract with SC TESA, a subsidiary of Ingelec, S.A., ("Ingelec"), a company in the power line construction and transmission services industry, to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. The Company has determined that the contractual arrangements result in the classification of SC TESA as a VIE. In addition, because of the restrictive requirements of the contract, effectively giving the Company control of SC TESA, the Company is

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

deemed to be the primary beneficiary of SC TESA resulting in the full consolidation of SC TESA beginning in April 2005. At December 31, 2008 the consolidation of SC TESA results in the elimination of a $21.2 million note receivable from SC TESA and the recognition of $18.3 million of additional property, plant and equipment, net and $3.5 million of additional value added tax recoverable. In addition, $4.5 million of electrical transmission revenue is eliminated and the Company recognizes a minority interest offset to net income (loss) subject to limitations in such offset by U.S. GAAP (see Note 18).

  p.
  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in stockholders' equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2008, 2007 and 2006 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

  q.
  Income Taxes

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") on a tax jurisdictional basis. The Company files Bolivia, United States and certain other foreign country income tax returns, and pays taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company's income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FAS 109, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet.

        The Company has recorded a full valuation allowance against its deferred tax assets based on the judgment that it is more likely than not that these deferred tax assets will not be utilized before their expiration. Due to the pending sale of the San Cristóbal property, it is not likely that the Company will generate sufficient taxable income to utilize its deferred tax assets in the future.

  r.
  New Accounting Standards

        During May 2008 the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

Activities" ("FAS No. 133") . FSP No. APB 14-1 will require the liability and equity components of convertible debt instruments to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If a convertible debt instrument within the scope of FSP No. APB 14-1 is settled through the issuance of cash, stock, or any combination thereof, or if a modification or exchange of an instrument is accounted for as an extinguishment, an issuer will recognize separately the extinguishment of the liability component and the reacquisition of the equity component. Any difference between the settlement consideration attributed to the liability component and its carrying amount is recognized in the income statement as a gain or loss on debt extinguishment. Any difference between the consideration attributed to the equity component and its carrying amount is recognized in stockholders' equity. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company) and interim periods within those fiscal years. The Company is evaluating what impact, if any, FSP No. APB 14-1 would have on the Company's financial position or results of operations.

        During March 2008 the FASB issued Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("FAS No. 161"). FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company).

        During February 2008 the Financial Accounting Standards Board ("FASB") issued Staff Position No 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS No. 157 by one year (until fiscal years beginning after November 15, 2008; fiscal year 2009 for the Company) for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the potential impact of adopting this statement but does not believe it will have a material impact on the Company's financial position or results of operations.

        During December 2007 the FASB issued Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("FAS No. 141R"). FAS No. 141R provides revised guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests acquired, and goodwill acquired. FAS No. 141R also expands required disclosures regarding the nature and financial effects of business combinations. FAS No. 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal year 2009 for the Company). The Company has no prior acquisitions, but FAS No. 141R would impact the Company should it enter into a business combination in the future.

        During December 2007 the FASB issued Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("FAS No. 160"). A non-controlling

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Summary of Significant Accounting Policies (Continued)

interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption of FAS No. 160, the Company will no longer report minority interest in the "mezzanine", but will reflect such interests as part of shareholder's equity. Furthermore, FAS No. 160 changes the way transactions among shareholders are accounted for and allows the full allocation of losses to the non-controlling interest, even when non-controlling interest's equity balance is in a deficit position.

5. Investments

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than 3 months, but not exceeding 12 months. Long-term investments include investments with maturities greater than 12 months.

        The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost and include government agency and corporate obligations. Available for sale investments are marked to market at the end of each reporting period with changes in value recorded as a component of other comprehensive income (loss). If declines in value are deemed other than temporary, a charge is made to net income (loss) for the period. The Company invests only in government and corporate securities rated "investment grade" or better.

        A portion of the Company's investments are held in ARS which had credit ratings ranging from AA to AAA at the time of purchase. ARS are floating rate securities with long-term nominal maturities of 25 to 45 years which are marketed by financial institutions with auction reset dates at 7, 28, or 35 day intervals to provide short-term liquidity. Beginning in August 2007 and continuing through December 31, 2008 a number of ARS auctions failed, resulting in a lack of liquidity in the ARS market. At the time the auctions failed the Company held approximately $71.7 million of ARS investments. During 2007 the Company liquidated ARS investments with a cost basis of $19.5 million for $15.7 million and recorded a $3.8 million loss. During 2008 the Company liquidated approximately $0.3 million of its ARS. In addition during 2008 and 2007 the Company recorded impairment charges of $16.3 million and $30.7 million respectively to earnings on the remaining ARS investments, resulting in a remaining carrying value of $5.1 million and $21.5 million at December 31, 2008 and 2007, respectively.

        There can be no assurance that the ultimate disposition of the remaining ARS will not result in recoverable values significantly different from the estimates made by management and the Company may be required to recognize additional impairments.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Investments (Continued)

        The following tables summarize the Company's investments at December 31, 2008 and December 31, 2007:

December 31, 2008	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$761	$124	$124
Corporate notes	223	224	224
Government bonds	15,924	16,003	16,003

Total available for sale	16,908	16,351	16,351

Total short term	$16,908	$16,351	$16,351

Long-term:
Available for sale
Corporate notes	$405	$386	$386
Auction rate securities	5,101	5,101	5,101

Total available for sale	5,506	5,487	5,487

Total long term	$5,506	$5,487	$5,487

December 31, 2007	Cost	Estimated Fair Value	Carrying Value
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

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Investments (Continued)

        Quoted market prices at December 31, 2008 and 2007 respectively were used to determine the fair values of the above investments, except with respect to the ARS. See Note 15 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

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

        The Company's investments are all held with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation.

6. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2008	2007
	(in thousands)
Current portion of note receivable	$2,079	$2,728
Prepaid insurance	3,356	3,651
Accrued interest receivable	236	768
Prepaid contractor fees and vendor advances	7,266	5,615
Deferred payments receivable	—	1,928
Insurance premium refund receivable	778	—
Other	1,835	1,505

	$15,550	$16,195

        The current portion of notes receivable is related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 10). Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristóbal mine.

        Under the terms of the sale to Sumitomo of a 35% interest in the subsidiary holding the San Cristóbal mine, the Company retained certain interests in future silver and zinc production from Sumitomo's interest in San Cristóbal mine production. Deferred payments receivable are related to amounts receivable from Sumitomo related to those retained interests in San Cristóbal mine silver and

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

6. Prepaid Expenses and Other Assets (Continued)

zinc production. Effective June 30, 2008 the Company and Sumitomo agreed to terminate these retained interests for a onetime payment of $70.0 million from Sumitomo (see Note 18).

7. Inventories

        Inventories at the San Cristóbal mine at December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Current:
Concentrate inventories	$18,638	$23,377
Sulfide ore stockpiles	—	834
Material and supplies	56,370	20,000

Total current inventories	$75,008	$44,211

Long-Term:
Sulfide ore stockpiles	$—	$15,092
Oxide ore stockpiles	72,628	61,822

	$72,628	$76,914

        As the result of declining metals prices and increasing operating costs the Company wrote down the carrying value of its sulfide ore stockpile and concentrate inventories at December 31, 2008 to net realizable value. The Company reduced the carrying value of its concentrate inventories by $14.8 million and its sulfide ore stockpile inventories by $37.7 million, and recorded a $52.5 million charge during the year ended December 31, 2008, to write down of inventories on the accompanying consolidated statements of operations and comprehensive income (loss).

        Concentrate inventories at December 31, 2008 and 2007 consist of approximately 46,467 tonnes and 19,863 tonnes of concentrates, respectively, and are carried at the lower of cost or market. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and are carried at the lower of cost or market. Material and supplies inventory consist primarily of fuel, reagents and operating supplies at the San Cristóbal mine and are carried at the lower of cost or market.

8. Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and related to the San Cristóbal mine as a recoverable asset. The VAT is expected to be recovered through future production from the San Cristóbal mine. As export sales are made from the mine, the Company is entitled to file for tax credit certificates, called Cediems, from the government relating to current and previous VAT paid. The Cediems, once issued to the Company, can then be used as a credit against certain Bolivian income and import taxes or can be sold to other third parties at a small discount. The Company is currently filing for Cediems based on the export sales it has made to date. The process for receiving

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

8. Value Added Tax Recoverable (Continued)

Cediems is administratively complex and can take one to two years from the date an application is filed. As of December 31, 2008, the Company has filed for approximately $33.8 million of Cediems and has received approximately $0.4 million of Cediems that have been used to offset Bolivian income taxes. The Company believes, based on current Bolivian law and financial projections at the mine, that all of the VAT appearing on the balance sheet is recoverable. Future changes to Bolivian tax law could have an adverse effect on the Company's ability to recover the VAT. At December 31, 2008 and 2007, the VAT recoverable was $157.1 million and $95.3 million, respectively. The VAT recoverable amounts include $19.5 million and $8.6 million of recoverable Bolivian import duties for the years ended December 31, 2008 and 2007, respectively. The December 31, 2008 VAT recoverable balance of $157.1 million is net of $0.2 million of VAT recovered during 2008.

        The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recovery.

9. Property, Plant and Equipment, Net

        The components of property, plant, and equipment, net were as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Mineral properties	$49,596	$238,833
Construction in progress	14,782	9,287
Buildings	3,709	14,576
Mining equipment and machinery	123,139	525,594
Other furniture and equipment	5,128	4,669

	196,354	792,959
Less: Accumulated depreciation	(56,446)	(20,313)

	139,908	772,646

Equipment under capital lease	72,425	69,107
Less: Accumulated depreciation	(21,337)	(11,918)

	51,088	57,189

Port facilities under lease	12,283	12,283
Less: Accumulated depreciation	(745)	(137)

	11,538	12,146

	$202,534	$841,981

        Mineral properties include engineering, financing and other costs not attributable to specific fixed assets at the San Cristóbal mine.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Property, Plant and Equipment, Net (Continued)

        During 2008 the Company reduced the carrying value of the San Cristóbal asset group by $625.6 million, on a pro-rata basis of the assets affected, and recorded a related impairment charge on the accompanying consolidated statement of operations. The impairment is reflected in the carrying value of the assets in the table above at December 31, 2008. See Note 3 for a further discussion of the impairment charge.

        Depreciation expense for the years ended December 31, 2008, 2007 and 2006 totaled $37.9 million, $14.2 million, and $0.4 million respectively. For the years ended December 31, 2007 and 2006, depreciation associated with the San Cristóbal mine was capitalized in the amounts of $3.2 million and $5.2 million respectively.

        At December 31, 2008 the Company recorded capital lease obligations of $47.9 million related to mining equipment at San Cristóbal and $11.7 million related to the port facility (see Note 12).

10. Other Long Term Assets

        At December 31, 2007 other long term assets consists primarily of the $2.0 million long-term portion of a $4.7 million note receivable, plus accrued interest, from the contractor that constructed the load out facilities at the Port of Mejillones for funds previously advanced by the Company. The note and accrued interest are being repaid by applying a portion of the amounts owed for port charges by the San Cristóbal mine to the outstanding note and accrued interest balances. At December 31, 2008 approximately $2.1 million remains due under the note which amount plus interest is expected to be repaid during 2009 (see Note 6).

11. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Trade accounts payable and accruals	$27,502	$46,453
Deferred revenue	3,227	—
Amounts due smelters	7,974	1,408
Income taxes payable	1,764	893
Accrued employee compensation and benefits	8,394	7,203

	$48,861	$55,957

        Trade accounts payable and accruals are primarily related to amounts due to contractors and suppliers at the San Cristóbal mine.

        The deferred revenue is related to sales of concentrates for which cash has been received but for which risk of loss or title transfer to the smelter have not yet occurred at December 31, 2008.

        Amounts due smelters is related to mark-to-market adjustments resulting from declining metals prices on unsettled shipments (see Note 19).

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Accounts Payable and Other Accrued Liabilities (Continued)

        Accrued employee compensation and benefits at December 31, 2008 consist of $3.0 million of withholding taxes and benefits payable, $0.6 million of accrued performance bonuses and $4.8 million of accruals for statutory benefits required by Bolivian law including thirteenth month payments and mandatory severance requirements.

12. Debt

        The Company's debt consists of the following:

	December 31, 2008		December 31, 2007
	Current	Long-term	Current	Long-term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$180,000	$—	$—	$180,000
4.0% Convertible Senior Subordinated Notes due 2024	109,987	—	—	109,987
Project finance facility	225,000	—	32,625	192,375
Note assigned to Sumitomo	—	9,060	—	8,013
Capital leases	8,307	39,549	8,242	44,845
Port lease liability	316	11,342	288	11,761

	$523,610	$59,951	$41,155	$546,981

2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the "Notes")

        Under the Plan, upon the Company's emergence from Chapter 11, the Company's Notes will be cancelled in exchange for a pro rata distribution to holders of the Notes of (i) common stock of Golden Minerals Company, and (ii) approximately $45 million in cash (see Note 2).

        The Notes are convertible into the Company's Ordinary Shares at a conversion rate of 34.9406 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $28.62 per share), subject to adjustment in certain circumstances. Holders may convert their Notes only if: (i) the price of Apex Silver Ordinary Shares reaches a specified threshold; (ii) the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. Full conversion of the Notes would result in the issuance of approximately 10.1 million of the Company's Ordinary Shares. Accumulated interest on the Notes is paid twice a year in March and September. At December 31, 2008 none of the Notes have been converted.

        As a result of the Plan, the Company recorded a $5.5 million charge to interest expense at December 31, 2008 to write off the remaining deferred financing costs. The deferred costs were previously being amortized to interest expense over ten years which corresponded to the related call provisions. As a result of its liquidity and restructuring issues the Company has reclassified the Notes as current liabilities at December 31, 2008 (see Note 2).

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Debt (Continued)

San Cristóbal Mine Finance Facility

        In December 2005 the Company closed on a $225 million project finance facility (the "Facility"), arranged by BNP Paribas and Barclays Capital, and funded by a group of international financial institutions including banks, export credit agencies and the Andean Development Corporation, a multilateral financial agency that promotes sustainable development in South America. The full $225 million of borrowings from the Facility were used to complete the development of the Company's San Cristóbal mine.

        During the fourth quarter 2008, the Company identified a number of defaults that were expected to occur under the Facility by year-end 2008 including the failure to pay principal and interest when due on December 15, 2008, the failure to achieve "completion", as that term is defined in the related agreements, by year-end 2008 and the failure by the Company to maintain a minimum consolidated tangible net worth of $280 million due to the write-down of the San Cristóbal assets.

        On December 17, 2008, Sumitomo purchased 90% of the loans under the Facility from the senior lenders and executed a standstill agreement with the Company, under which Sumitomo agreed to forbear from exercising its rights and remedies with respect to any defaults under the Facility. As part of this transaction, Sumitomo controls the exercise of rights and remedies with respect to defaults under the Facility. Immediately prior to the Company's Chapter 11 filing, the standstill agreement terminated and Sumitomo, as the holder of 90% of the Facility loans, accelerated the loans under the Facility. Sumitomo subsequently entered into a new standstill agreement with the Company which is expected to remain in effect until the sale of the San Cristóbal mine and the Company's emergence from Chapter 11. (See Note 2).

        As a result of the covenant violations occurring prior to December 31, 2008, which made the amounts outstanding under the Facility puttable by the lenders, the Company recorded a $6.2 million charge to write off the remaining deferred financing costs incurred in connection with obtaining the Facility. The deferred costs were previously being amortized to interest expense, using the effective interest method, over the term of the Facility. As a result of the liquidity and restructuring issues, the Company has classified amounts outstanding under the Facility as a current liability at December 31, 2008 (see Note 2).

Sumitomo Note Assignment

        The Company loaned funds to SC TESA, the contractor that constructed the power line for the San Cristóbal mine, and holds a note receivable from SC TESA in the amount of $21.2 million, which is eliminated in consolidation following the guidance of FIN 46R. The Company is receiving repayment of the note from SC TESA in the form of credits against electric transmission charges to the San Cristóbal mine. In connection with the sale of 35% of the San Cristóbal mine to Sumitomo, the Company sold 35% of the $21.2 million note to Sumitomo. If the Company were to receive payments from SC TESA, rather than credits against electric transmission charges, it would be required to pay Sumitomo its 35% share of such payments. At December 31, 2008 the Company has a related note payable to Sumitomo in the amount of $9.1 million, which includes accrued interest. The Company

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Debt (Continued)

anticipates that the SC TESA loan agreement and note will be included in the San Cristóbal assets and liabilities that the Company plans to sell to Sumitomo (see Note 2).

Capital Leases

        For certain mining equipment used exclusively at the San Cristóbal mine the Company has determined that a leasing arrangement exists with respect to such equipment. At December 31, 2008 and 2007, the Company had recorded capital lease liabilities related to the mining equipment of $47.9 million and $53.1 million, respectively. The Company anticipates that the liabilities under these leases will be included in the San Cristóbal assets and liabilities the Company contemplates selling to Sumitomo (see Note 2).

Port Lease Liability

        Certain assets constructed at the port of Mejillones are for the exclusive use of the Company, including concentrate unloading, reception and storage facilities. The Company determined that a leasing arrangement exists with respect to those assets (see Note 9). As of December 31, 2008 the Company had $11.5 million of plant and equipment, net of accumulated depreciation, and a financing obligation of $11.7 million related to the port facility recorded on its balance sheet. The Company anticipates that the liabilities under this lease will be included in the San Cristóbal net assets and liabilities the Company contemplates selling to Sumitomo (see Note 2).

Sumitomo working capital line of credit

        During 2008, Sumitomo provided $150 million in funding to the San Cristóbal mine under a working capital credit line to augment cash flow from concentrate sales in order to fund San Cristóbal's operating costs, income and other taxes, capital costs and financing costs. At December 31, 2008 the full $150 million available under the working capital line had been drawn and is reflected in minority interest on the accompanying consolidated balance sheets (see Note 18).

13. Asset Retirement Obligations

        The Company has developed an asset retirement plan for its San Cristóbal mine which includes estimated reclamation, remediation and closure costs based on Bolivian government requirements, World Bank financing requirements and the Company's policies. Since the third quarter 2005, the Company has conducted development and mining activities that fall within the scope of the asset retirement plan and will require future reclamation and closure expenditures. The Company accrues estimated reclamation liabilities based on the asset retirement plan as activities requiring future reclamation and remediation occur.

        The Company prepares estimates of the timing and amount of expected cash flows when an ARO is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount rate that reflects the credit-adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and changes in the fair value of the ARO are recorded as an adjustment to the corresponding asset carrying amounts. The ARO is adjusted to reflect the passage of

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Asset Retirement Obligations (Continued)

time (accretion cost) calculated by applying the discount rate implicit in the initial fair value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

        The following table summarizes activity in the Company's ARO:

	December 31,
	2008	2007
	(in thousands)
Beginning balance	$6,981	5,761
ARO arising in the period	1,380	620
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	794	600

Ending balance	$9,155	6,981

        The ARO is related to the San Cristóbal mine that the Company anticipates selling to Sumitomo (see Note 2).

14. Derivative Positions

        The Company entered into derivative positions, consisting primarily of forward sales but also puts and calls to comply with certain covenants of the Facility. On December 12, 2008, the Facility lenders, Sumitomo and the Company executed an agreement under which the derivative positions were terminated and the Company was released from its respective obligations under the derivative positions. The cost of closing out the positions was approximately $90.8 million of which the Company's 65% share was $59.0 million, including a payment by the Company directly to Sumitomo of $26 million, as Sumitomo was required to enter into similar derivative positions with the hedge banks as a term of the settlement. In addition, the Company paid Sumitomo $7.5 million as reimbursement for earlier derivative settlements for which Sumitomo had paid the full settlement amount. The Company used $66.5 million of the $91.0 million restricted cash that had previously been set aside as collateral for the derivative positions to settle the positions and to reimburse Sumitomo. The remaining $24.5 million of the collateral account was returned to the Company as unrestricted cash.

        The Company adjusted its open derivative positions to estimated fair value at the end of each reporting period with the related change in fair value recorded to earnings. For the year ended December 31, 2008, the Company recorded derivative gains of $467.9 million net of a $40 million fee required to terminate the hedge positions. The gains are primarily the result of adjusting the open positions to estimated fair value and the settlement of derivative positions maturing during the year. For the year ended December 31, 2007, the Company recorded derivative gains of $19.3 million, as a result of adjusting the open positions to estimated fair value and the settlement of derivative positions maturing during the year.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

14. Derivative Positions (Continued)

        Prior to January 1, 2008, the Company determined the fair value of its open derivative positions by applying market values obtained from the counterparties holding the derivative positions. The Company independently verified that the values received from the counterparties are based on major commodities price indices such as the London Metals Exchange and the New York Commodities Exchange and other available market data. As a result of the Company adopting the provisions of FAS No. 157 on January 1, 2008, the fair value of the Company's metals derivative liabilities during 2008 were determined as above and then adjusted to reflect the Company's credit risk and risk of non-performance. The Company estimates the credit spread associated with the Company's credit risk and adjusts the market prices obtained above accordingly. The Company used its unsecured convertible debentures and the Facility interest rates as reference points to determine the credit spread. These credit risk inputs represent a Level 3 valuation as they cannot be confirmed by quoted market activity.

        The following table sets forth the fair value of the Company's net liability for open metal derivative positions at December 31, 2008 and December 31, 2007 and the change in that liability for the year ended December 31, 2008:

	Net Liability Amount To Be Realized In
Period Ended	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Change for year ended December 30, 2008:
December 31, 2007	$266,820	$425,569	$47,958	$681	$741,028
December 31, 2008	—	—	—	—	—

Change in liability	$(266,820)	$(425,569)	$(47,958)	$(681)	$(741,028)

Components of change in liability:
Open position mark-to-market	$(11,369)	$(408,038)	$(47,783)	$(681)	$(467,871)
Cash payments	(255,451)	(17,531)	(175)	—	(273,157)

Change in liability	$(266,820)	$(425,569)	$(47,958)	$(681)	$(741,028)

        The Notes have several embedded derivatives and management has determined that such derivatives have little or no value (see Note 12).

15. Fair Value Measurements

        Effective January 1, 2008 the Company adopted FAS No. 157 for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis. FAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Fair Value Measurements (Continued)

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

        The following table summarizes the Company's financial assets and liabilities at fair value at December 31, 2008, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,503	$—	$—	$2,503
Short-term available for sale securities	16,351	—	—	16,351
Trade receivables	7,315	—	—	7,315
Auction rate securities	—	—	5,101	5,101

	$26,169	$—	$5,101	$31,270

Liabilities:
Amounts due smelters	$7,974	$—	$—	$7,974

	$7,974	$—	$—	$7,974

        The Company's cash equivalents are classified within Level 1 of the fair value hierarchy. These securities are comprised principally of commercial paper and government bonds which have been valued using quoted prices in active markets.

        The Company's short-term investments are classified within Level 1 of the fair value hierarchy. These securities are comprised principally of common stock, commercial paper and government bonds which have been valued using quoted prices in active markets.

        The Company's trade receivables and amounts due smelters are classified within Level 1 of the fair value hierarchy. These amounts represent embedded derivatives as part of the Company's concentrate sales and are marked-to-market based upon quoted market prices in the respective commodity futures market based upon the period of estimated settlement. Trade payables arise when the overall mark-to market valuation of a respective sale falls below the amount the Company has received to date from applicable provisional payments.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Fair Value Measurements (Continued)

        The Company's ARS are classified within Level 3 of the fair value hierarchy. The ARS are classified into two categories, collateralized debt obligations ("CDOs") and corporate debt. The CDOs are valued by estimating the value of the underlying collateral using significant assumptions regarding default, recovery and prepayment rates, and factoring these estimated collateral values in conjunction with the tranche for pay-out of the underlying collateral that the Company holds in each respective security. The corporate debt ARS are valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption values. The Company uses these significant Level 3 inputs as there is no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

        The following table summarizes the change in fair value of the Company's Level 3 financial assets (ARS):

The Year Ended December 31, 2008
Balance December 31, 2007	$21,510
Unrealized losses	(16,799)
Unrealized gains	536
Adjusted cost basis of Level 3 security sold in the period	(146)

Balance December 31, 2008	$5,101

16. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), on a tax jurisdictional basis. The Company's subsidiaries file Bolivia, United States and certain other foreign country income tax returns, and pay the taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes (Continued)

        The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
CURRENT TAXES:
Bolivia	$5,073	$703	$541
United States	628	852	208
Other Countries	2,652	1,309	—

	$8,353	$2,864	$749

DEFERRED TAXES:
Bolivia	$—	$—	$—
Cayman Islands	—	—	—
United States	—	—
Other Countries	—	—	—

	$—	$—	$—

Total Income Tax Provision (Benefit)	$8,353	$2,864	$749

        Income (loss) before income taxes and minority interest by country consists of the following:

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Bolivia	$(132,326)	$(48,016)	$4,545
United States	(1,407)	1,830	(4,048)
Other Countries	(94,273)	(26,793)	(522,106)

	$(228,006)	$(72,979)	$(521,609)

        Significant losses were reported by the Company's subsidiaries in other countries in 2008, 2007 and 2006 due primarily to non-cash mark-to-market losses on commodity metals derivatives in the Cayman Islands and Luxembourg, and non-cash interest expense in Luxembourg. As of December 14, 2007, a new tax law became effective for Bolivian entities engaged in mining activities, which imposes an additional 12.5% income tax in periods when metals prices are above levels set by the government, thus increasing the effective tax rate from 25.0% to 37.5% in those periods.

        A reconciliation of the provision for income taxes computed at the Bolivian statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income, loss for the years ended December 31, 2008, 2007 and 2006 is summarized below. The Bolivian

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes (Continued)

statutory rate is used because the Bolivian operation is the main location of operating activity for the Company.

	2008	2007	2006
	(in thousands)
Tax expense (benefit) at Bolivia statutory rate of 37.5% for 2008, and 2007, 25.0% for 2006	$(85,502)	$(27,368)	$(130,402)
Withholding taxes on investment earnings and intercompany fees	3,337	2,062	749
Other adjustments:
Effects of indexing and inflation adjustments	(11,463)	4,659	—
Non-includable investment gains (losses)	—	—	12,968
Rate differential of other jurisdictions	14,794	(7,037)	104,116
Change in valuation allowance	46,323	35,571	14,385
Foreign statutory rate change	—	(3,676)	—
Effects of U.S. dollar devaluation on Bolivian taxable income	24,423	—	—
Loss on derivative instruments	13,917	—	—
Other	2,524	(1,347)	(1,067)

Income tax provision	$8,353	$2,864	$749

        The Company's income tax provisions of $8.4 and $2.9 million for the years ended December 31, 2008 and 2007, respectively, consist of $3.3 and $2.1 million withholding taxes either accrued or paid to Bolivia and the United States, $5.1 and $0.7 million income taxes either accrued or paid in Bolivia, and $0.1 million of accrued income taxes in the United States and other countries for the year ended December 31, 2007. For the year ended December 31, 2006, $0.7 million income tax relates solely to withholding taxes from the United States and Bolivia.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes (Continued)

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$111,703	$62,031
Stock-based compensation	3,253	2,778
Property, plant and equipment	5,892	2,799
Accrued liabilities	18,300	5,611
Other	4,558	2,505

Total deferred tax assets	143,706	75,724

Deferred tax liabilities:
Property, plant and equipment	22,212	9,640
Accrued liabilities	5,953	—
Other	1,613	—

Total deferred tax liabilities	29,778	9,640

Net deferred tax asset before valuation allowance	$113,928	$66,084
Less: Valuation allowance	$(113,928)	$(66,084)

Net deferred tax asset	$—	$—

        At December 31, 2008, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $143.2 million and $191.6 million in Bolivia and Luxembourg, respectively, have no expiration, while $99.3 million in other countries will expire in future years through 2018. In the U.S., there are $7.3 million of net operating loss carryforwards which will expire in future years through 2028, of which $3.2 million is excluded from the deferred tax calculation until the Company can reduce taxes payable. If realized, the deferred tax benefit and corresponding adjustment to additional paid in capital would be $1.2 million.

        The valuation allowance for deferred tax assets of $113.9 million and $66.1 million at December 31, 2008 and 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carryforwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Due to the pending sale of the San Cristóbal property, it is unlikely that the Company will generate sufficient taxable income to utilize its deferred tax assets in the future.

        The Company and certain other subsidiaries domiciled in the Cayman Islands do not file income tax returns because the Cayman Islands do not impose any form of income tax. The Company's income tax returns are subject to examination by the relevant taxing authorities and in connection with such

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes (Continued)

examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FAS 109, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. As of December 31, 2008 and 2007, the Company had $2.3 and $1.8 million of total gross unrecognized tax benefits. If recognized, the entire $2.3 and $1.8 million of total unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007
Total amount of gross unrecognized tax benefits at beginnig of year	$1,792	$1,792
Additions for tax positions of prior years	520	—
Additions for tax positions of current year	29	—

Total amount of gross unrecognized tax benefits at end of year	$2,341	$1,792

        Tax years as early as 2002 remain open and are subject to examination in the Company's principal tax jurisdictions. Management has estimated that unrecognized tax benefits will not significantly increase or decrease within the next twelve months. There is no significant interest or penalty estimated on the underpayment of income taxes as a result of these unrecognized tax benefits. The Company's policy is to classify tax related interest and penalties as income tax expense.

17. Stockholder's Equity (Deficit)

        Stock Option Plans—The Company has established a plan to issue share options and other awards of the Company's shares to officers, employees, consultants and agents of the Company and its subsidiaries (the "Employee Plan") and a plan to issue share options to its non-employee directors (the "Director Plan"), together (the "Plans"). The Company anticipates that upon emergence from Chapter 11, the Plans will be terminated and all outstanding grants will be cancelled. It is anticipated that the new company will establish its own stock-compensation plans.

        At December 31, 2008 there were 2.5 million options outstanding under the Plans with an average exercise price of $14.83. Of the options outstanding 1.9 million were vested and exercisable at an average exercise price of $14.85. Based on the Company's share price, none of the outstanding options had intrinsic value at December 31, 2008.

        The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based on the historical volatilities of the Company's shares. The Company uses historical data to estimate option exercises and employee terminations within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding,

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

17. Stockholder's Equity (Deficit) (Continued)

based on past experience and future estimates and includes data from both the Employees Plan and the Directors Plan. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Year Ended December 31,
	2008	2007	2006
Expected volatility	45.53% – 48.20%	43.3% – 46.3%	43.8% – 46.1%
Weighted average volatility	47.52%	45.90%	45.50%
Expected dividend yield	—	—	—
Expected term (in years)	6.06	5.72	5.77
Risk-free rate	3.30%	4.61%	4.62%

        In addition to options, the Company grants restricted shares under the Employee Plan to certain key employees as a retention incentive. At December 31, 2008, 211,975 restricted shares were outstanding with a weighted average grant date fair value of $15.22 per share or an aggregate value of $3.2 million. None of these grants were vested and the shares had no value at December 31, 2008.

        The Board of Directors receives a portion of its compensation in the form of Restricted Stock Units granted under the Employee Plan. The Restricted Stock Units typically vest one year after the date of grant if the individual still serves as a director. The director is entitled to receive one unrestricted Ordinary Share for each vested Restricted Stock Unit upon the termination of the director's board service. The fair value of each Restricted Stock Unit grant is based on the closing price of the Company's shares on the date of grant. At December 31, 2008, 55,549 Restricted Stock Units were outstanding with a weighted average grant date fair value of $0.6 million or $11.70 per share. The Restricted Stock Units had no value at December 31, 2008.

        Total compensation cost recognized for stock-based employee compensation awards was $3.7 million, $3.2 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Warrants—At December 31, 2008, 350,000 warrants to purchase Ordinary Shares were outstanding. The warrants are exercisable at a price of $20.79 and expire September 27, 2009.

        Convertible Debt—The Note holders have the right to convert the Notes of the Company at a conversion rate of 34.9406 shares per $1,000 principal amount of notes (equal to an initial conversion price of $28.62 per Ordinary Share) (see Notes 2 and 12).

18. Minority Interests

Sumitomo Corporation

        During 2006 the Company sold Sumitomo a 35% interest in the subsidiaries that own the San Cristóbal mine, market project concentrates and held the metal derivative positions required by the project lenders. The Company continues to own 65% of these subsidiaries.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Minority Interests (Continued)

        Under the terms of the 2006 sale of the 35% interest in the San Cristóbal mine, the Company retained certain interests in Sumitomo's share of future silver and zinc production from the San Cristóbal mine. During the first six months of 2008 the Company received payments in the amount of $14.1 million from Sumitomo related to its retained interests in Sumitomo's share of the San Cristóbal mine silver and zinc production. These amounts are included in minority interest in income (loss) of consolidated subsidiaries in the accompanying statement of consolidated operations and comprehensive income (loss). Effective June 30, 2008 the Company and Sumitomo agreed to terminate these retained interests for a onetime payment of $70.0 million from Sumitomo. The Company recorded a $63.1 million gain related to this transaction which is reflected as a component of the gain on the sale of interest in a subsidiary on the accompanying consolidated statement of operations and comprehensive income (loss).

        Subsequent to the September 2006 close of the transaction with Sumitomo, the Company incurred certain losses primarily related to marking to market its open metal derivative positions. Such losses would normally be shared by Sumitomo in proportion to its 35% interest in the subsidiary recording the losses. However, U.S. GAAP does not permit the allocation of losses to the minority interest in excess of the minority owner's recorded interest in the subsidiary. At December 31, 2007, the Company had absorbed $23.6 million of losses that normally would have been allocated to Sumitomo. During 2008, the Company recovered the $23.6 million of losses previously absorbed and recorded a minority interest benefit of $118.1 million to reflect Sumitomo's share of subsidiaries' losses primarily related to the impairment of property, plant and equipment and inventories at the San Cristóbal mine partially offset by gains related to the open metal derivative positions. Also, in addition to the working capital line of credit discussed below, during 2008, Sumitomo advanced an additional $86.9 million to fund its share of operating costs related to the San Cristóbal mine, and the Company recorded $14.1 million of interest expense due Sumitomo on its share of advances to fund the San Cristóbal mine.

        On November 13, 2008, Sumitomo and the Company entered into a letter of intent that contemplates Sumitomo's purchase of all of the Company's interests in the San Cristóbal mine. On January 12, 2009, the Company and Sumitomo completed and signed a purchase and sale agreement which provides for the Company to receive proceeds of approximately $30 million in exchange for all of the Company's direct and indirect interests in the San Cristóbal mine. The Company expects the transaction to close on the date it emerges from Chapter 11, on or about March 24, 2009 (see Note 2).

        During August 2008, MSC entered into a working capital credit line with a subsidiary of Sumitomo whereby Sumitomo would provide working capital for MSC on a unilateral basis through a $50 million subordinated finance facility. The working capital line of credit accrues interest at 15% per annum and no principal or interest is due until the August 13, 2013 maturity date. Through a series of amendments, the maximum borrowing amount under the working capital credit line was subsequently increased to $150 million, all of which was fully drawn by December 31, 2008. At December 31, 2008 the Company had accrued interest related to the working capital credit line in the amount of $3.6 million. The principal and interest amounts are reflected in minority interest on the accompanying consolidated balance sheets as of December 31, 2008.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Minority Interests (Continued)

        Finally on January 20, 2009, Apex and Sumitomo entered into the $35 million DIP Financing Facility under which Apex will be able to borrow additional amounts, as needed, to fund its 65% share of the continuing cash requirements of San Cristóbal during the bankruptcy proceedings. Through March 12, 2009, the Company had borrowed $6.5 million under the DIP Financing Facility.

SC TESA

        During 2005 the Company entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. The Company loaned SC TESA $22.3 million to construct the power line which will be repaid through credits against charges for the delivery of power. The Company consolidates SC TESA for financial reporting purposes.

        Starting in the fourth quarter 2006, the San Cristóbal mine began receiving power from the grid resulting in SC TESA earning a transmission fee and recording earnings. Because SC TESA is consolidated for financial reporting purposes, the intercompany profit earned by SC TESA is eliminated and the Company recognizes a minority interest charge equal to SC TESA's share of the transmission fee earnings representing 100% of such earnings. For the year ended December 31, 2008 SC TESA's minority interest in the loss approximated $2.4 million; however such amount was not allocated to the minority interest because to do so would have resulted in an amount due from the minority interest owner.

19. Sale of Concentrates

        The Company sells its concentrates directly to smelters at market-based prices less deductions for refining and treatment charges. The Company recognizes a sale upon risk of loss and title passing to the smelter and the receipt of a provisional payment from the smelter. In certain instances, the Company receives provisional payment prior to satisfying certain other requirements and in those cases, the provisional payment is recorded as deferred revenue until the other requirements have been met. At December 31, 2008 the Company had recorded $3.2 million of such deferred revenue (see Note 11). The Company expects to recognize the full $3.2 million as revenue during the first quarter 2009.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

20. Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(118,237)	$11,556	$(513,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	37,942	14,179	403
Amortization of deferred financing costs	4,266	1,999	552
Write off of deferred financing costs	11,724	—	—
Loss on auction rate securities	16,263	34,537
Loss on sale of investments	767	—	—
Accretion of asset retirement obligation	794	600	391
Amortization of premiums and discounts	(225)	(246)	(2,122)
(Gain) loss on derivative positions	(467,871)	(19,290)	715,120
Impairment of long lived assets	625,649	—	—
Impairment of inventories	52,547	—	—
Gain on extingushment of debt	—	—	(2,875)
Gain on sale of interest in subsidiary	(64,471)	—	(199,600)
Minority interest in loss of consolidated subsidiary	(118,122)	(87,399)	(8,813)
Stock compensation	3,699	2,765	4,508
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(4,204)	(3,111)	—
(Increase) decrease in accrued interest receivable	169	120	(650)
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	(3,596)	(2,136)	(3,142)
Port fees applied to Port of Mejillones note receivable	2,799	1,818	—
(Increase) in inventories	(70,841)	(91,462)	(27,672)
Increase in value added tax recoverable (net)	(61,819)	(41,169)	(34,106)
Increase in accrued interest payable net of amounts capitalized	18,311	6,212	55
Increase in deferred revenue	3,227	—	—
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(7,354)	4,998	1,068
Increase in income taxes payable, net	(1,898)	—	—
Other increase (decrease)	927	—	(299)

Net cash used in operating activities	$(139,554)	$(166,029)	$(70,727)

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

20. Cash Flow Information (Continued)

        The following table details supplemental non-cash transactions:

	For the years ended December 31,
	2008	2007	2006
	(in thousand except per share)
Capitalized stock based compensation costs	$—	$428	$943
Payment of debt with Ordinary Shares at an average of $15.77 in 2006	$—	$—	$17,125
Capitalized consulting services paid with Ordinary Shares at an average value of $15.90 per share for 2006	$—	$—	$27
Depreciation expense capitalized	$—	$3,214	$5,168
Debt and equity offering costs incurred	$—	$—	$4,781
Initial measurement of asset retirement obligation	$1,380	$620	$3,367
Equipment acquired through capital lease	$3,318	$46,924	$7,255
Capitalized port facility lease	$—	$12,283	$—

21. Commitments and Contingencies

        Leases and Other—The Company has non-cancelable operating lease and other commitments as follows:

	2009	2010	2011	2012	2013
San Cristóbal mining patents	$575,000	$575,000	$575,000	$575,000	$575,000
Corporate headquarters office space	$126,000	$—	$—	$—	$—

        The Company is required to make mining patent payments to the Bolivian government to maintain its rights to the San Cristóbal mining concessions. The Company has made such payments totaling approximately $400,000 for the years ended December 31, 2008, 2007 and 2006.

        The lease for the corporate headquarters office space expires in 2009. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $418,000, $375,000 and $380,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

        Project Finance Facility Commitments—The terms and conditions of the Facility contained a number of contingencies and commitments. However, with the December 17, 2008 purchase by Sumitomo of 90% of the loans under the Facility from the senior lenders and the execution of a standstill agreement extended until January 12, 2009, Sumitomo has agreed to forbear from exercising its rights and remedies with respect to defaults under the Facility. Further, as contemplated by the Plan the Company will be relieved of all further obligations upon emergence from Chapter 11 (see Note 2).

        Political Contingencies—At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia. The Bolivian government may alter its policies with respect to the mining industry in the future.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

21. Commitments and Contingencies (Continued)

        During 2007, The Bolivian government enacted various changes to applicable mining taxes. The potential for the government to make additional changes that would have the effect of increasing the total tax burden on the San Cristóbal mine continues to exist, and any such changes could adversely affect the earnings and cash flow generated by the mine.

        During December 2008, Bolivia approved a new constitution in a national referendum that significantly affects the legal framework governing mining in Bolivia. The new constitution requires that existing mining concessions be replaced by mining agreements negotiated with the Bolivian government within one year of enactment of the new constitution. The new constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements. There can be no certainty as to the form and content of these contracts that must be negotiated with the Bolivian government.

        Other Contingencies—As previously disclosed, the Company concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company's active exploration or operating properties. Based on findings to date, no changes to the Company's previously filed financial statements are warranted as a result of these matters. The Company contacted the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") during 2006 and reported the results of the internal investigation. The Company was informed that the SEC and DOJ commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. On January 7, 2009, the Company received a "Wells notice" from the staff of the SEC (the "Staff"), which states that the Staff intends to recommend to the SEC that an enforcement action be commenced against the Company, alleging that the Company violated Sections 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 30A of the Securities Exchange Act of 1934. The Wells notice further states that the Staff may seek permanent injunctive relief, disgorgement, prejudgment interest and civil money penalties against the Company. The Company has learned that the Staff issued Wells notices to a former Chief Financial Officer and former executive Chairman of the Board of the Company during the period of the alleged illegal payments. The Company intends to submit a Wells Statement putting forth reasons that the Commission should not institute civil enforcement proceedings against it.

        The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

22. Royalty Income

        During 2004 the Company sold the mineral rights on a section of the Company's Platosa property in Mexico to Excellon Resources Inc. ("Excellon"). The Company retained a net smelter return ("NSR") royalty interest, which is currently 3% and will decrease to 2% after the Company has received $4.0 million of royalty payments. At that time, Excellon will have the right to reduce the

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

22. Royalty Income (Continued)

Company's royalty interest to 1% upon payment of a $1 million fee. During 2006 Excellon began mining on the royalty section of the property and produced and sold silver, zinc and lead. The Company has earned NSR royalties from Excellon of $0.4 million, $1.3 million and $1.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

23. Foreign Currency

        Gains and losses on foreign currency derivatives and translation consist of the following:

	2008	2007	2006
	(in thousands)
Gain on re-measurement of monetary assets denominated in other than US dollars	$18,310	$7,724	$885

Total	$18,310	$7,724	$885

        The remeasurement of monetary assets is related to certain taxes receivable and other accounts denominated in Bolivia's local currency.

24. Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, investments, receivables, VAT recoverable, accounts payable, other current liabilities, derivative positions and long-term debt. Except for the VAT, long-term investments and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities.

        The estimated fair values of the Company's long-term financial instruments as measured on December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Value added tax recoverable	$157,146	$153,924	$95,327	$90,856
Long-term investments	5,487	5,487	24,407	24,407
2.875% Convertible Senior Notes due 2024	180,000	11,250	180,000	131,400
4.00% Convertible Senior Notes due 2024	109,987	3,575	109,987	96,400
Project finance facility	225,000	202,500	225,000	225,000
Capital lease obligations	47,856	47,856	52,847	52,847
Port lease liability	11,658	11,658	12,049	12,049
Derivative positions	—	—	741,028	741,028

        The fair value of the VAT recoverable is estimated based on the expected timing of future cash flows and the two-year treasury interest rate of 0.76%. The fair value of long-term investments is based upon quoted market prices except for auction rate securities as discussed in Note 5. The fair value of the Convertible Senior Notes is based on quoted market values. The fair value of the Facility is based

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

24. Fair Value of Financial Instruments (Continued)

on a market rate of interest and adjusted for the Company's non-performance risk. The fair value of capital lease obligations and the port lease liability have market rates of interest and the fair value is equal to the carrying value.

25. Segment Information

        The Company's sole activity is the exploration, development and mining of mineral properties containing silver. Substantially all of the Company's long-lived assets are related to the Company's San Cristóbal mine in Bolivia. The Company's other principal assets consist primarily of cash, restricted cash and investments. All sales of the Company are made by MSC and originate in Bolivia. The Company's chief operating decision maker reviews the Company's consolidated financial information for purposes of allocating resources based on a single segment.

26. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share)
2008
Sales of concentrates, net	$136,853	$59,678	$148,789	$74,192
Income (loss) from operations	$22,184	$204,300	$(488,412)	$56,933
Net income (loss) for the period	$25,720	$177,541	$(331,778)	$10,280
Net income (loss) per Ordinary Share
—basic	$0.44	$3.01	$(5.63)	$0.17
—diluted	$0.37	$2.57	$(5.63)	$0.17
2007
Sales of concentrates, net	$—	$—	$—	$45,932
Income (loss) from operations	$100,310	$(173,564)	$(161,740)	$197,088
Net income (loss) for the period	$111,979	$(143,845)	$(151,841)	$195,263
Net income (loss) per Ordinary Share
—basic	$1.91	$(2.45)	$(2.59)	$3.31
—diluted	$1.62	$(2.45)	$(2.59)	$2.86

        Net income (loss) from operations for the first quarter 2008 includes a $27.8 million loss and the second quarter through fourth quarter of 2008 include $223.5 million, $163.3 million and $109.0 million of gains on metals derivatives, respectively, primarily related to marking to market the Company's open derivative positions required by the Facility. Net income (loss) from operations for the third and fourth quarters also included impairment charges of $615.0 million and $10.6 million, respectively. In addition, net income (loss) from operations for the third and fourth quarters included inventory write downs of $34.4 million and $18.1 million, respectively.

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

26. Quarterly Results of Operations (Unaudited) (Continued)

        Net income (loss) from operations for the first and fourth quarters of 2007 include $108.3 million and $213.5 million of gains, respectively and the second and third quarters include $165.6 million and $136.9 million of losses, respectively on metals derivatives, primarily related to marking to market the Company's open derivative positions required by the Facility.

27. Subsequent Events

  Chapter 11 Reorganization

        On January 12, 2009, the Company and a wholly-owned subsidiary filed voluntary joint petitions for reorganization relief under Chapter 11, with the Bankruptcy Court. The Company also commenced a provisional liquidation proceeding in the Cayman Islands. The Company's subsidiaries outside the United States, including the Bolivian subsidiary that owns and operates the San Cristóbal mine, were not included in the Chapter 11 filing or in any other bankruptcy or reorganization proceeding.

        Under Chapter 11, the Company is operating its businesses as a debtor-in-possession under court protection from creditors and claimants under the jurisdiction of the Bankruptcy Court and under the supervision of the joint provisional liquidators in the Cayman Islands. Since the Chapter 11 filing, orders sufficient to enable the Company to conduct normal business activities have been entered by the Bankruptcy Court. To provide the Company with the cash and liquidity necessary to fund its 65% share of working capital required by the San Cristóbal mine prior to the Effective Date, the Company entered into a $35 million DIP Financing Facility pursuant to a Secured Super-Priority Debtor-in-Possession Credit and Security Agreement, dated as of January 20, 2009, with Sumitomo as lender. As of March 16, 2009, the Company had borrowed $6.5 million under the DIP Financing Facility. At the Effective Date, Sumitomo will waive and release the Company from any liability associated with amounts outstanding under the DIP Financing Facility.

        On March 4, 2009, the Bankruptcy Court entered an order confirming the Plan. The Company anticipates the Plan will be effective and it will emerge from Chapter 11 protection on or about March 24, 2009.

  Key Features of the Plan of Reorganization

        Under the Plan, subsequent to the sale of the San Cristóbal mine, all of the remaining assets of the Company, other than a small cash reserve for the payment of liquidation expenses, will be transferred to Golden Minerals Company, a Delaware corporation that will be the Company's successor. The Company will be liquidated in accordance with Cayman Islands law.

        The Plan also calls for the Company to sell to Sumitomo its remaining direct and indirect interests in the San Cristóbal mine, including its 65% interest in MSC, for a cash purchase price of $27.5 million, plus $2.5 million in expense reimbursements and the assumption of certain liabilities, pursuant to the Purchase Agreement. In addition, under the Purchase Agreement and the Plan, the Company will be released from liabilities associated with the San Cristóbal mine, including its guarantee of San Cristóbal's indebtedness. Sumitomo may terminate the Purchase Agreement under certain circumstances, including if the closing of the transaction does not occur prior to March 31,

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

27. Subsequent Events (Continued)

2009. Although the consummation of the transactions contemplated by Purchase Agreement is subject to fulfillment of customary conditions, the Company anticipates that they will be consummated on or about the Effective Date.

        As a condition to the closing of these transactions, ASMC will enter into the Management Agreement with Sumitomo under which ASMC will provide certain management services to the San Cristóbal mine in consideration of an annual fee of approximately $6.0 million and a potential annual incentive fee of $1.5 million. The services will include, for example, management of technical and operating activities, administrative support, information technology and local community relations. The Management Agreement will have an initial term of 12 months.

        Under the Plan, the Notes will be cancelled in exchange for a pro rata distribution of (i) common stock of Golden Minerals, and (ii) approximately $45 million in cash. Other unsecured creditors will receive cash payments for their claims, up to a maximum recovery of $10,000 per claim, or a pro rata distribution of common stock of Golden Minerals. The Company's current equity holders will receive no recovery under the Plan and the ordinary shares of Apex Silver will be cancelled.

        See Note 2 for a more detailed discussion of the Chapter 11 bankruptcy and the reorganization plan.

  San Cristóbal Contract Mining Agreement

        The Company's Chapter 11 filing constituted a default under the San Cristóbal contract mining agreement. If the Company were to fail to timely cure, or commence to cure, the default following written notice from the mining contractor, the mining contractor could have the right to terminate the contract mining agreement and require MSC to purchase the mining contractor's equipment. The mining contractor has not delivered written notice of default to MSC or the Company, or to the Company's knowledge, taken any other action with respect to termination of the contract mining agreement.

  Stock Exchange Delisting

        Prior to the Chapter 11 proceeding, Ordinary Shares of the Company were listed on NYSE Alternext U.S., as successor to the American Stock Exchange (the "Exchange"), under the symbol "SIL" until January 12, 2009, when trading was halted as a result of the Company's impending filing under Chapter 11. On February 4, 2009, trading was formally suspended and on February 2, 2009, Ordinary Shares of the Company were formally delisted by the Exchange. Since February 4, 2009, Ordinary Shares of the Company have been quoted on the Pink Sheets under the ticker symbol "APXSQ."

28. Pro Forma Effects of the Pending Sale and Emergence from Chapter 11 (unaudited)

        The unaudited condensed consolidated pro forma balance sheet presented below has been prepared as if the sale of the San Cristóbal mine had occurred, the Plan had been consummated and the Company had emerged from Chapter 11 on December 31, 2008. Actual amounts may vary from

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

28. Pro Forma Effects of the Pending Sale and Emergence from Chapter 11 (unaudited) (Continued)

these pro forma amounts pending a final determination of selling costs, the book value of the assets sold and liabilities assumed by Sumitomo at the date of the sale and a final determination of payments made under the Plan.

December 31, 2008 Pro Forma Amounts
(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,312
Prepaid expenses and other assets	1,300

Current assets	33,612
Property, plant and equipment (net)	3,494
Investments	5,487
Other	14

Total assets	$42,607

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$3,982

Current liabilities	3,982

Total liabilities	3,982
Shareholders' equity	38,625

Total liabilities and shareholders' equity	$42,607

        The unaudited condensed consolidated pro forma statement of operations presented below has been prepared as if the sale of the San Cristóbal mine had occurred, the Plan had been consummated and the Company had emerged from Chapter 11 on January 1, 2008. Actual amounts may vary from

APEX SILVER MINES LIMITED

DEBTOR IN POSSESSION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

28. Pro Forma Effects of the Pending Sale and Emergence from Chapter 11 (unaudited) (Continued)

these pro forma amounts as a result of management making different operating decisions for the restructured smaller company.

For the Year Ended December 31, 2008 Pro Forma Amounts
(unaudited)
Revenues:
Fees from management services agreement	$6,000
Costs and expenses:
Exploration	(25,397)
Administrative	(22,160)
Gain (loss)—foreign exchange	(32)
Depreciation, depletion and amortization	(526)

Total operating expenses	(48,115)

Loss from operations	(42,115)
Other income and expenses:
Interest and other income	5,384
Royalty income	351
Loss on auction rate securities	(16,263)

Total other income and expenses	(10,528)

Loss before income taxes	(52,643)
Income tax benefit (expense)	(618)

Net income (loss)	$(53,261)

        Upon the consummation of the Plan and the Company's emerging from Chapter 11, on or about March 24, Golden Minerals will be subject to the fresh-start accounting rules prescribed by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SoP 90-7"). Fresh-start accounting requires that each balance sheet account be recorded at fair value at the date of emergence. Furthermore, the value of the Company's assets and liabilities will be impacted by its operating activities between December 31, 2008 and the date of emergence from Chapter 11. A fair value assessment of the Company's assets and liabilities (the emerged company will have no debt) is currently in process and may result in amounts different from those reported on the pro forma balance sheet. The fair value assessment will most likely result in an increase in the carrying value of a number of the exploration properties that the Company owns or has the rights to conduct exploration activities on, which historically have had a zero carrying value following the Company's policy to recognize exploration costs as expense in the period incurred. In addition, SoP 90-7 provides that to the extent the reorganization value of a company upon emergence from Chapter 11 is less than or greater than the fair value of its net assets and liabilities, a gain or loss, respectively, would be reported upon emergence. As set forth in the Disclosure Statement filed with the Bankruptcy Court for purposes of estimating recovery to creditors under the Plan, the estimated value of Golden Minerals upon emergence is between $15.0 million and $30.0 million. Accordingly, the $38.6 million pro forma balance of shareholders' equity will be adjusted based upon application of fresh-start accounting to the Company's assets and liabilities and any gain or loss recorded. Also, the above pro forma statement of operations excludes the gain to be recognized, upon emergence from Chapter 11, on the settlement of the $290.0 million Note liability, plus accrued interest, for a cash payment of approximately $45.0 million, which will result in an estimated gain of approximately $247.9 million.

QuickLinks

EXPLANATORY NOTE
FORWARD-LOOKING STATEMENTS
CONVERSION TABLE
GLOSSARY OF SELECTED MINING TERMS
PART I
  ITEMS 1 AND 2: BUSINESS AND PROPERTIES
  ITEM 1A: RISK FACTORS
  ITEM 1B: UNRESOLVED STAFF COMMENTS
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA
APEX SILVER MINES LIMITED CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET DECEMBER 31, 2008 (Expressed in United States dollars) (Unaudited)
APEX SILVER MINES LIMITED CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS For the Year Ended December 31, 2008 (Expressed in United States dollars) (Unaudited)
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
PART IV
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBITS
SIGNATURES
APEX SILVER MINES LIMITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
APEX SILVER MINES LIMITED DEBTOR IN POSSESSION CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars)
APEX SILVER MINES LIMITED DEBTOR IN POSSESSION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Expressed in United States dollars)
APEX SILVER MINES LIMITED DEBTOR IN POSSESSION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Expressed in United States dollars)
APEX SILVER MINES LIMITED DEBTOR IN POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States dollars)
APEX SILVER MINES LIMITED DEBTOR IN POSSESSION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars)