Form 10-Q
period 2009-03-31
Golden Minerals Co
filed 2009-05-11
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO         .

COMMISSION FILE NUMBER 1-13627

GOLDEN MINERALS COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-4413382
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

1700 LINCOLN STREET, SUITE 3050
DENVER, COLORADO	80203
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(303) 839-5060

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).   YES ☐   NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY:

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):   YES ☐   NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT:   YES ☒   NO ☐

AT MAY 11, 2009, 3,257,735 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2009

EXPLANATORY NOTE

On January 12, 2009, Apex Silver Mines Limited (“Apex Silver”) and its wholly-owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. A Joint Plan of Reorganization (the “Plan”), was approved by the Bankruptcy Court for the Southern District of New York on March 4, 2009.  On March 24, 2009, the Plan became effective, and pursuant to the Plan, the assets of Apex Silver were transferred to Golden Minerals Company, which is treated as the successor to Apex Silver for purposes of reporting under the U.S. federal securities laws. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 is the first interim report filed by Golden Minerals Company and includes results of operations for Apex Silver for the period from January 1 through March 24, 2009 and for Golden Minerals Company from March 25 through March 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$24,373	$33,723
Restricted cash	—	20,575
Investments	88	16,351
Trade receivables	185	7,315
Inventories	—	75,008
Prepaid expenses and other assets	1,642	15,550
Total current assets	26,288	168,522
Property, plant and equipment, net	12,648	202,534
Ore stockpile inventories	—	72,628
Value added tax recoverable	—	157,146
Investments	5,249	5,487
Other	4	30
Total assets	$44,189	$606,347
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities	$8,128	$48,861
Accrued interest payable	—	8,660
Current portion of long term debt	—	523,610
Total current liabilities	8,128	581,131
Long term debt	—	59,951
Asset retirement obligation	—	9,155
Other long term liabilities	483	4,398
Total liabilities	8,611	654,635
Commitments and contingencies (Note 18)
Shareholders’ equity (deficit)
Common stock, (Successor) $.01 par value, 50,000,000 shares authorized; 2,987,735 shares issued and outstanding	30
Ordinary Shares, (Predecessor) $.01 par value, 175,000,000 shares authorized; 59,000,832 shares issued and outstanding		590
Additional paid in capital	36,231	680,901
Accumulated deficit	(683)	(880,020)
Accumulated other comprehensive income (loss)	—	(551)
Parent Company’s shareholder’s equity (deficit)	35,578	(199,080)
Noncontrolling interest in subsidiaries	—	150,792
Total shareholders’ equity (deficit)	35,578	(48,288)
Total liabilities and shareholders’ equity (deficit)	$44,189	$606,347

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Three Months
	Through	Through	Ended
	March 31, 2009	March 24, 2009	March 31, 2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Revenue:
Management service fees (Note 17)	$211	$1,350	$1,350
Costs and expenses:
Costs of services (Note 17)	(80)	—	—
Exploration expense	(448)	(3,482)	(6,192)
Administrative expense	(352)	(7,496)	(6,138)
Depreciation, depletion and amortization	(9)	(102)	(161)
Total costs and expenses	(889)	(11,080)	(12,491)
Loss from operations	(678)	(9,730)	(11,141)
Other income and expenses:
Interest and other income	124	997	1,844
Royalty income	—	88	—
Interest expense and other borrowing costs	—	(345)	(2,638)
Gain on extingushment of debt	—	248,165	—
Loss on auction rate securities	—	(828)	—
Reorganization costs, net	(103)	(3,683)	—
Fresh start accounting adjustments	—	9,122	—
Total other income and expenses	21	253,516	(794)
Income (loss) from continuing operations before income (taxes) benefit	(657)	243,786	(11,935)
Income taxes	(26)	(165)	(142)
Net income (loss) from continuing operations	(683)	243,621	(12,077)
Income (loss) from discontinued operations	—	(4,153)	10,103
Net income (loss)	$(683)	$239,468	$(1,974)
Net (income) loss attributable to noncontrolling interest	$—	$(7,869)	$27,694
Net income (loss) attributable to the Successor/Predecessor shareholder’s	$(683)	$231,599	$25,720
Other comprehensive loss:
Unrealized gain (loss) on securities	$—	$940	$(568)
Comprehensive (loss) income attributable to Successor/Predecessor shareholder’s	$(683)	$232,539	$25,152
Net income (loss) per Common/Ordinary Share - basic
Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(0.23)	$4.13	$(0.20)
Discontinued operations attributable to the Successor/Predecessor shareholders	—	(0.20)	0.64
Income (loss) attributable to the Successor/Predecessor shareholders	$(0.23)	$3.93	$0.44
Net income (loss) per Common/Ordinary Share - diluted
Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(0.23)	$(0.06)	$(0.17)
Discontinued operations attributable to the Successor/Predecessor shareholders	—	(0.17)	0.55
Income (loss) attributable to the Successor/Predecessor shareholders	$(0.23)	$(0.23)	$0.37
Weighted average Common Stock/Ordinary Shares outstanding - basic	2,987,735	59,000,832	58,914,066
Weighted average Common Stock/Ordinary Shares outstanding - diluted	2,987,735	69,171,400	69,292,039

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Three Months
	Through	Through	Ended
	March 31, 2009	March 24, 2009	March 31, 2008
	(Successor)	(Predecessor)
	(amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(1,247)	$(13,849)	$(1,104)
Cash flows from investing activities:
Purchase of available for sale investments	—	(4,447)	(7,130)
Sale of available for sale investments	—	21,113	52,917
Maturities of held-to-maturity investments	—	—	2,000
Settlement of metal derivative instruments	—	—	(52,012)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments , net	—	5,732	(34,596)
Proceeds from sale of interest in subsidiary, net	—	25,225	—
Receipt of deferred payments from minority interest	—	—	1,929
Capitalized costs and acquisitions of property, plant and equipment	—	(4,580)	(1,248)
Net cash provided by (used in) investing activities	$—	$43,043	$(38,140)
Cash flows from financing activities:
Payments of notes payable and long term debt	—	(47,297)	(2,199)
Amounts drawn on DIP facility	—	6,500
Non-controlling interest contributions	—	3,500	33,250
Net cash provided by (used in) financing activities	$—	$(37,297)	$31,051
Net decrease in cash and cash equivalents	(1,247)	(8,103)	(8,193)
Cash and cash equivalents - beginning of period	25,620	33,723	40,736
Cash and cash equivalents - end of period	$24,373	$25,620	$32,543

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accum-
					-ulated
					Other
			Addi		Compre		Total
			-tional	Accum	-hensive		Shareholders’
	Ordinary Shares		Paid-in	-ulated	income	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	(loss)	Interest	(Deficit)
	(in thousands except share data)
Balance, Dece mber 31, 2008 (Predecessor)	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590.0)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of predecessor accumulated OCI		—	—	—	(389)	(170,060)	(170,449)
Balance, March 24, 2009 (Successor)	—	$—	$—	$—	$—	$—	$—
Issuance of new equity in comnnection with emergence from Chapter 11	2,987,735	29.9	36,231	—	—	3	36,261
Net loss	—	—	—	(683)	—		(683)
Balance, March 31, 2009	2,987,735	$29.9	$36,231	$(683)	$—	$—	$35,578

The accompanying notes form an integral part of these consolidated financial statements.

APEX SILVER MINES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine

General Information

Golden Minerals Company (the “Company”) a Delaware corporation, is the successor to Apex Silver Mines Limited (“ASML”) for purposes of reporting under the U.S. federal securities laws.  Prior to the emergence from Chapter 11 and the sale of the San Cristóbal mine, discussed below, ASML was the 65% owner and operator of the San Cristóbal mine in Bolivia.  References in this Form 10-Q to “Successor” refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, after giving effect to (1) the anticipated cancellation of all outstanding ordinary shares of ASML; (2) the issuance of common stock of the Company upon emergence from Chapter 11 to the holders of ASML’s 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the “Notes”); (3) the sale of the San Cristóbal mine to Sumitomo Corporation (“Sumitomo”) and (4) the application of fresh start accounting.  References to “Predecessor” refer to the accounts of ASML and its subsidiaries prior to March 25, 2009.

Following emergence from Chapter 11 and the sale of the San Cristóbal mine to Sumitomo, the Company is primarily engaged in the exploration and advancement of its portfolio of approximately 45 exploration properties primarily in South America and Mexico and in providing contract management services to Sumitomo for the San Cristóbal mine.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However the continuing operations of the Company are dependent upon its ability to raise sufficient capital and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet is dependent on the ability of the Company to continue to finance exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

Chapter 11 Reorganization

On January 12, 2009, ASML and its wholly owned subsidiary, Apex Silver Mines Corporation (“ASMC”), filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”).  ASML also commenced a provisional liquidation proceeding in the Cayman Islands.  ASML’s subsidiaries outside of the United States, including Minera San Cristóbal  S.A. (“MSC”), the Bolivian subsidiary that owns and operates the San Cristóbal mine, were not included in the Chapter 11 filing or in any other bankruptcy or reorganization proceeding.

Under Chapter 11, ASML operated its businesses between January 12, 2009 and March 24, 2009 as a debtor-in-possession under court protection from creditors and claimants under the jurisdiction of the Bankruptcy Court and under the supervision of the joint provisional liquidators in the Cayman Islands. On January 20, 2009, ASML entered into a $35 million debtor-in-possession term credit facility (the “DIP Financing Facility”) with Sumitomo as lender.  The purpose of the DIP Financing Facility was to provide ASML with the cash and liquidity necessary to fund its 65% share of working capital required by the San Cristóbal mine.  As of March 24, 2009, ASML had borrowed $6.5 million under the DIP Financing Facility. Upon emergence from Chapter 11 and the sale of the San Cristóbal mine to Sumitomo, as discussed below, Sumitomo waived and released the Company from any liability associated with amounts outstanding, including interest, under the DIP Financing Facility, and the Company recorded a gain of $6.6 million which is included as an offset to the loss on the sale of interest in a subsidiary which is a component of discontinued operations.

A Joint Plan of Reorganization (the “Plan”) was approved by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on March 4, 2009, and the Company emerged from Chapter 11 protection on March 24, 2009 (the “Effective Date”).  At that time, and subsequent to the closing of the sale of the San Cristóbal mine to Sumitomo as described below, all of the remaining assets of ASML, other than a small cash reserve for the payment of ASML’s liquidation expenses, were transferred to the Company.  A compulsory liquidation proceeding was initiated for ASML in the Cayman Islands and all of the ordinary shares of ASML will be formally canceled in that proceeding.

Under the Plan, holders of the Notes received in exchange for the cancellation of the Notes a pro rata distribution of (i) 2,987,735 shares of common stock of the Company, and (ii) approximately $45 million of cash plus any other cash or cash equivalents held by the Company in excess of the sum of $15 million plus amounts to pay for accrued liabilities at March 31, 2009 and certain projected reorganization expenses that are expected to be incurred after March 31, 2009.  To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million interest accrued through January 12, 2009, the Chapter 11 filing date, and recorded a $248.2 million gain at March 24, 2009.  Had ASML not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued an additional $1.9 million of interest.

Other holders of unsecured claims against ASML and ASMC, except ASML’s equity holders, received or  will receive cash payment for their claims up to a maximum recovery of $10,000 per claim, or a pro rata distribution of common stock of the Company.  ASML’s equity holders received no recovery under the Plan, and their shares will be canceled in connection with ASML’s Cayman Islands liquidation proceeding.

On the Effective Date, Sumitomo and the other senior lenders waived and released ASML and the Company from any liability associated with amounts outstanding under the project finance facility relating to the San Cristóbal mine.

Sale of the San Cristóbal Mine

On the Effective Date, in conjunction with, and as a condition to the emergence from bankruptcy, ASML sold to Sumitomo its remaining direct and indirect interests in the San Cristóbal mine, including its 65% interest in MSC, for a cash purchase price of $27.5 million, plus $2.5 million in expense reimbursements and the assumption of certain liabilities.  The transaction was completed pursuant to the Purchase and Sale Agreement dated January 12, 2009 (the “Purchase Agreement”) among ASML, certain other wholly-owned subsidiaries of ASML, Sumitomo and one of Sumitomo’s wholly-owned subsidiaries.  Under the Purchase Agreement and the Plan, ASML and the Company were released from all liabilities associated with the San Cristóbal mine, including ASML’s guarantee of San Cristóbal’s indebtedness.

On the Effective Date, ASMC, which has been renamed Golden Minerals Services Corporation (“Golden Services”), entered into a Management Services Agreement with Sumitomo (the “Management Agreement”) under which it is providing certain management services with respect to the San Cristóbal mine in exchange for an annual fee of approximately $6 million, plus approximately $3.5 million annually to cover the cost of administering certain programs for the expatriate employees of MSC, net of applicable withholding taxes, and a potential annual incentive fee of up to $1.5 million. The Management Agreement has an initial term of twelve months and thereafter may be terminated by Golden Services with twelve months’ prior notice or by Sumitomo with six months’ prior notice.  If terminated by Sumitomo, Golden Services will be entitled to a $1.0 million termination fee.  Golden Services will not be required to pay a termination fee.

Fresh Start Accounting

As required by accounting principles generally accepted in the United States of America (“GAAP”), the Company used fresh start accounting effective March 25, 2009 following the guidance of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).  The Company adopted fresh start accounting because holders of existing voting shares immediately before the Effective Date received less that 50% of the voting shares of the Successor and the reorganized value of the Successor is less than its post-petition liabilities and allowed claims.  The Company’s financial statements reflect a new capital structure and a new basis in the identifiable assets and liabilities assumed.  Accordingly, the consolidated financial statements on or after March 25, 2009 are not comparable to the consolidated financial statements prior to that date.

SOP 90-7 requires, among other things, the determination of the reorganization value of the Successor upon emergence from bankruptcy.  Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Company’s assets was determined with the assistance of a third party valuation expert and a minerals engineering firm who used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values.  Based on these valuations and applying the principles of FAS 141R, the Company has adjusted upward the reported amounts of certain of its individual assets, net of liabilities, by a combined total of $9.1 million and has reflected that adjustment in the Predecessor’s statement of operations in accordance with SOP 90-7.  The upward adjustment relates primarily to recording at fair value, certain exploration properties and a royalty interest that were previously reflected on the Predecessor’s balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred. Future costs of exploration will continue to be expensed as incurred.

The total equity of the Successor at the Effective Date, totaling $36.5 million, has been adjusted to reflect no beginning retained earnings or deficit, after taking into account the cancelation of the Notes, the issuance of new shares in the Company, and the fresh start accounting adjustments.  The total equity of the Successor company at the Effective Date reflects the estimated enterprise value of the Company following the principles of SOP 90-7 and FAS 141R.  As part of the Company’s bankruptcy proceedings, an enterprise value ranging from $15 million to $30 million was initially projected based on a blend of valuations using market value multiples for peer companies and an assessment of the underlying values of the Company’s mineral properties at the time of the bankruptcy filing.  As discussed above, and in conjunction with finalizing the fresh start accounting adjustments, additional valuation assessments of the fair value of the Successor company’s assets was performed with the assistance of a third party valuation expert and a minerals engineering firm to arrive at the Company’s reported equity value at the Effective Date of $36.5 million.

The balance sheet adjustments presented below summarize the impact of the reorganization, the sale of the San Cristóbal mine and the application of fresh start accounting as of the Effective Date.

The balance sheet adjustments presented below summarize the impact of the reorganization, the sale of the San Cristóbal mine and the application of fresh start accounting as of the Effective Date.

GOLDEN MINERALS COMPANY

REORGANIZED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 24, 2009
		Sale of
		San Cristóbal	Reorganization	Fresh Start
	Predecessor	Mine	Adjustments	Adjustments	Successor
	Balances	(Note I)	(Note II)	(Note III)	Balances
	(amounts in thousands)
Assets
Current assets
Cash and cash equivalents	$43,120	$27,500	$(45,000)	$—	$25,620
Restricted cash	14,853	(14,853)	—	—	—
Investments	88	—	—	—	88
Trade receivables	19,208	(19,023)	—	—	185
Inventories	89,633	(89,633)	—	—	—
Prepaid expenses and other assets	8,543	(7,025)	—	—	1,518
Total current assets	175,445	(103,034)	(45,000)	—	27,411

Property, plant and equipment, net	190,439	(187,387)	—	9,605	12,657
Ore stockpile inventories	74,756	(74,756)	—	—	—
Value added tax recoverable	168,842	(168,842)	—	—	—
Investments	5,249	—	—	—	5,249
Other	48	(44)	—	—	4
Total assets	$614,779	$(534,063)	$(45,000)	$9,605	$45,321

Liabilities and Shareholders' Deficit

Current liabilities
Accounts payable and other accrued liabilities	$44,889	$(36,312)	$—	$—	$8,577
Accrued interest payable	8,987	(5,809)	(3,178)	—	—
Current portion of long term debt	553,516	(263,529)	(289,987)	—	—
Total current liabilities	607,392	(305,650)	(293,165)	—	8,577
Long term debt	37,517	(37,517)	—	—	—
Asset retirement obligation	9,675	(9,675)	—	—	—
Other long term liabilities	2,752	(2,752)	—	483	483
Total liabilities	657,336	(355,594)	(293,165)	483	9,060
Shareholders’ deficit
Ordinary Shares (Common Stock)	560	—	(530)	—	30
Additional paid in capital	684,122	—	(647,891)	—	36,231
Accumulated deficit	(897,299)	(8,409)	896,586	9,122	—
Parent company’s shareholder’s equity (deficit)	(212,617)	(8,409)	248,165	9,122	36,261
Noncontrolling interest in subsidiaries	170,060	(170,060)	—	—	—
Total shareholders’ equity (deficit)	(42,557)	(178,469)	248,165	9,122	36,261
Total liabilities and shareholders’ deficit	$614,779	$(534,063)	$(45,000)	$9,605	$45,321

Note I. - The adjustments relate to the sale of the San Cristóbal mine to Sumitomo include $27.5 million of cash received from the sale, the write-off of $561.5 million of assets sold to Sumitomo, net of $355.6 million of liabilities assumed by Sumitomo, the release of $170.1 million of non-controlling interest primarily related to Sumitomo and a loss on the sale of $8.4 million.

Note II. — The reorganization adjustments include a $45.0 million reduction of cash for amounts paid to the holders to settle the Notes, a write-off of the $290.0 million liability related to the Notes, plus $3.2 million of accrued interest, and a $248.2 million gain on extinguishment of debt.  The reorganization adjustments also include the write-off of $896.3 million of accumulated deficit, $647.6 million of additional paid in capital and $0.5 million of ordinary shares to reflect the elimination of the Predecessor’s shareholder’s equity.

Note III. — The fresh start adjustments reflect a write-up of property, plant and equipment to estimated fair value including $7.3 million related to the Company’s exploration properties, $2.0 million related to a mineral property royalty held by the Company and $0.3 million related to an aircraft owned by the Company.  As the result of the above adjustments the Company recorded a positive $9.1 million fresh start adjustment in the statement of operations for the period ended March 24, 2009.  The fresh start adjustment also includes $0.5 million deferred tax liability adjustment to reflect the tax effect of the adjustments to property, plant and equipment.

2.              Basis of Preparation of Financial Statements

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as such omissions do not render the financial statements misleading.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. With the exception of the adjustments made in connection with fresh start accounting, as described above, all adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These interim financial statements should be read in conjunction with the annual financial statements of ASML included in its 2008 Annual Report on Form 10-K.

3.              Discontinued Operations

As a result of the sale, results of operations of the San Cristóbal mine and related subsidiaries sold are presented as discontinued operations for the periods on the Consolidated Statements of Operations and Comprehensive Income (Loss) through March 24, 2009, the date of the sale,  including all direct financing related to the San Cristóbal mine (see Note 1).  Additionally, costs incurred for management service fees that were previously eliminated upon consolidation have not been eliminated and are reflected as a cost of service between the discontinued operations and the Company.

The Company determined that reporting discontinued operations is appropriate in accordance with Emerging Issues Task Force 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”).  Based upon the guidance in EITF 03-13, the Company has determined that the continuing cash flows generated by the Management Agreement for the San Cristóbal mine are not so significant as to constitute continuing involvement with the mine.  In addition, management has evaluated the Company’s other ongoing involvement with the San Cristóbal mine as a result of the Management Agreement, and concluded that it does not represent significant continuing involvement as defined in EITF 03-13.

The results of discontinued operations for the period January 1, 2009 through March 24, 2009 and for the three month period ended March 31, 2008 are as follows (amounts in thousands):

	For The Period
	January 1, 2009	Three Months
	Through	Ended
	March 24, 2009	March 31, 2008
Revenue:
Sale of concentrates, net	$99,049	$136,853
Costs and expenses:
Costs applicable to sales	(59,955)	(67,805)
Management fee	(1,350)	(1,350)
Asset retirement accretion expense	(232)	(169)
Loss on comodity drivatives	—	(27,825)
Foreign currency gain	1,960	4,863
Depreciation, depletion and amortization	(10,527)	(11,242)
Total costs and expenses	(70,104)	(103,528)
Income from operations	28,945	33,325
Other income and expenses:
Interest and other income	67	203
Interest expense and other borrowing costs	(22,233)	(13,007)
Total other income and expenses	(22,166)	(12,804)
Income before income taxes	6,779	20,521
Income taxes	(2,523)	(10,418)
Income before sale of interest in subsidiaries	4,256	10,103
Loss on sale of interest in subsidiaries	(8,409)	—
Income (loss)from discontinued operations	$(4,153)	$10,103

The assets and liabilities of discontinued operations reported in the consolidated balance sheets at December 31, 2008 consisted of the following (amounts in thousands):

December 31,
2008
Assets
Cash and cash equivalents	$992
Restricted cash	20,070
Accounts receivable	7,314
Inventories	75,008
Prepaid expenses and other assets	14,251
Current assets	117,635
Property, plant and equipment, net	199,040
Ore inventories	72,628
Value added tax recoverable	157,146
Other assets	17
$546,466
Liabilities and Shareholder’s Equity
Accounts payable and accrued liabilities	$44,878
Accrued interest payable	5,797
Current portion of long term debt	233,623
Current liabilities	284,298
Long term debt	59,951
Reclamation & remediation liabilities	9,155
Other long term liabilities (income taxes)	4,398
Non-controlling interest	150,792
Accumulated earnings	37,872
$546,466

There are no remaining assets or liabilities from discontinued operations at March 31, 2009.

4.              Significant Accounting Policies

Recently Adopted Standards

During May 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”).  FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“FAS No. 133”).  FSP No. APB 14-1 will require the liability and equity components of convertible debt instruments to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As the Company did not have the ability or requirement to cash settle the Notes upon conversion, it does not have any instruments that fall within the scope of FSP No. APB 14-1 and accordingly there was no impact on the Company’s consolidated financial position, results of operations or cash flows.

During February 2008 the FASB issued Staff Position No 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of Financial Accounting Standard No. 157 “Fair Value Measurements” (FAS No. 157”) by one year (until fiscal years beginning after November 15, 2008, or fiscal year 2009 for the Company) for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP FAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.  The adoption did not have a material impact on the Company’s financial position or results of operations.

During March 2008 the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 161”).  FAS No. 161 enhances the disclosure requirements under Financial Accounting Standard FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of FAS No. 161 on January 1, 2009, which did not impact the Company’s disclosure requirements under FAS No. 133.

During December 2007 the FASB issued FAS No. 141R which provides revised guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests acquired, and goodwill acquired. Under fresh-start accounting, the Company re-measured the assets and liabilities assumed from ASML at fair value and recorded a $9.1 million gain on reorganization per the guidance of FAS No. 141R and SOP 90-7.

During December 2007 the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”“ (“FAS No. 160”). A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. The provisions of FAS No. 160 became effective for the Predecessor on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of non-controlling interests, which have been applied retrospectively for all periods presented. Upon adoption of FAS No. 160, non-controlling interests of approximately $150.8 million as of December 31, 2008 were recast to a component of total equity in the consolidated balance sheet.  In addition, prior to the adoption of FAS No. 160, GAAP did not permit the allocation of losses to the non-controlling interest in excess of the non-controlling interest’s recorded interest in the subsidiary. At December 31, 2008, a non-controlling interest of the Predecessor had accumulated approximately $2.4 million of such unallocated losses.

At March 31, 2009 the Company had no activities which would require the reporting of a non-controlling interest.

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

The following tables summarize the Company’s investments at March 31, 2009 and December 31, 2008:

		Estimated	Carrying
March 31, 2009	Cost	Fair Value	Value
		(in thousands)
Succesor
Investments:
Short-term:
Available for sale
Common stock	$88	$88	$88
Total available for sale	88	88	88
Total short term	$88	$88	$88
Long-term:
Available for sale
Auction rate securities	5,249	5,249	5,249
Total available for sale	5,249	5,249	5,249
Total long term	$5,249	$5,249	$5,249

		Estimated	Carrying
December 31, 2008	Cost	Fair Value	Value
		(in thousands)
Predecessor
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

Quoted market prices at March 31, 2009 and December 31, 2008 were used to determine the estimated fair values of the above investments, except with respect to the ARS. See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

Auction Rate Security Investments (ARS)

At March 31, 2009 the Company held investments in ARS with an estimated adjusted fair value of $5.2 million for which there is currently no liquid market. The estimated fair value of the ARS was determined by the Company with the assistance of a third party valuation firm.  The Company continues to monitor the liquidity of the ARS markets.  The ultimate disposition of the remaining ARS may result in recoverable values that are significantly different from the estimates made by management and the Company may be required to recognize additional impairments.

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

6.              Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31,	December
	2009	2008
	Successor	Predecessor
	(in thousands)
Current portion of note receivable	$—	$2,079
Prepaid insurance	950	3,356
Prepaid reorganization fees	171	—
Accrued interest on investments	152	236
Prepaid contractor fees and vendor advances	173	7,266
Insurance premium refund receivable	—	778
Other	196	1,835
	$1,642	$15,550

The current portion of notes receivable was related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 11).  Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristóbal mine.   Each of these amounts was eliminated in the sale of the San Cristóbal mine to Sumitomo.

7.              Inventories

Inventories at the San Cristóbal mine at December 31, 2008 consisted of the following:

December 31, 2008
(in thousands)
Current Inventories
Concentrate	$18,638
Material and supplies	56,370
$75,008
Long Term Stockpile Inventories
Oxide ore stockpiles	$72,628
$72,628

The Company had no inventories at March 31, 2009, as all inventories were associated with the San Cristóbal assets sold (see Notes 1 and 3).

Concentrate inventories at December 31, 2008 consist of approximately 46,467 tonnes of concentrates and were carried at the lower of cost or market. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and were carried at the lower of cost or market.  Material and supplies inventory consists primarily of fuel, reagents and operating supplies at the San Cristóbal mine and were carried at the lower of cost or market.

8.              Value Added Tax Recoverable

The Company has recorded value added tax (“VAT”) paid in Bolivia and related to the San Cristóbal mine as a recoverable asset. At March 31, 2009, the Company had no recoverable VAT as all recoverable VAT was associated with the San Cristóbal assets sold (see Notes 1 and 3).  At December 31, 2008 the VAT recoverable amount was $157.1 million and included $19.5 million of recoverable Bolivian import duties.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration activities, which is charged to expense as incurred because of the uncertainty of recoverability.

9.              Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2009	2008
	Successor	Predecessor
	(in thousands)
Mining properties	$—	$49,596
Exploration properties	9,338	—
Construction in progress	—	14,782
Buildings	800	3,709
Mining equipment and machinery	1,889	123,139
Other furniture and equipment	630	5,128
	12,657	196,354
Less: Accumulated depreciation	(9)	(56,446)
	12,648	139,908
Equipment under capital lease	—	72,425
Less: Accumulated depreciation	—	(21,337)
	—	51,088
Port facilities under lease	—	12,283
Less: Accumulated depreciation	—	(745)
	—	11,538
	$12,648	$202,534

The increase in exploration properties is the result of recording certain of the Company’s exploration properties at fair market value per the requirements of fresh start accounting as discussed in Note 1.

Property, plant and equipment with a net book value of $187.4 million were included in the net assets and liabilities sold with the San Cristóbal mine on March 24, 2009.

10.       Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	Successor	Predecessor
	(in thousands)
Trade accounts payable and accruals	$7,431	$27,502
Deferred revenue	—	$3,227
Amounts due smelters	—	7,974
Income taxes payable	—	1,764
Accrued employee compensation and benefits	697	8,394
	$8,128	$48,861

At March 31, 2009, approximately $2.3 million of the trade accounts payable and accruals is related to professional fees incurred with respect to the sale of the San Cristóbal mine and $2.3 million is related to professional services related to the Chapter 11 reorganization.  The remaining $2.9 million of trade accounts payable and accruals at March 31, 2009, is primarily related to amounts due to exploration contractors and consultants and accounting and legal professionals.

Accrued employee compensation and benefits at March 31, 2009 consist of $0.4 million of withholding taxes and benefits payable.

11.       Debt

The Company’s debt at December 31, 2008 consists of the following:

	Current	Long-term
	(in thousands)

2.875% Convertible Senior Subordinated Notes due 2024	$180,000	$—

4.0% Convertible Senior Subordinated Notes due 2024	109,987	—

Project finance facility	225,000	—

Note assigned to Sumitomo	—	9,060

Capital leases	8,307	39,549

Port lease liability	316	11,342
	$523,610	$59,951

Subsequent to December 31, 2008 all of the Company’s debt was sold or extinguished as a result of the sale of the net assets and liabilities of the San Cristóbal mine and Chapter 11 reorganization (see Note 1).

2.875% Notes and 4.0% Notes

Under the Plan, holders of the Notes received a pro rata distribution of (i) 2,987,735 shares of the Company’s common stock and (ii) approximately $45 million of cash in exchange for the cancellation of the Notes.   An additional 12,265 shares were reserved for issuance to holders of unsecured claims of ASML, and any such shares that are not issued the holders of such claims will be issued to the Note holders on a pro rata basis.  To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million of accumulated interest and recorded a $248.2 million gain at March 24, 2009.  At March 31, 2009, the Company had no further obligations related to the Notes, other than the possible issuance of the additional shares noted above.  Had ASML not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued and additional $1.9 million of interest.

San Cristóbal Project Finance Facility

On December 17, 2008, Sumitomo purchased 90% of the loans under the San Cristóbal Project Finance Facility (the “Facility”) from the senior lenders.  ASML’s guarantee and other obligations to Sumitomo for the 90% of the facility owned by Sumitomo were terminated as part of the Plan and the sale of the San Cristóbal mine.  The remaining 10% of the Facility held by the senior lenders was canceled in connection with the Company’s emergence from bankruptcy under the Plan.  The Predecessor (ASML) recognized a $22.5 million gain on the termination of its obligations related to the Facility and recorded the gain as a reduction of the loss on the sale of interest in subsidiaries as the Facility was the primary obligation of MSC.  At March 31, 2009, the Company had no further obligations related to the Facility.

The Company segregates cash, the use of which is restricted by contractual agreement, and reports these amounts separately in the financial statements.  At December 31, 2008 the Company had $20.6 million, the use of which was restricted to providing operating capital for the San Cristóbal mine and the payment of the Facility principal and interest as current restricted cash.

Sumitomo Note Assignment

During 2006 and 2007 ASML loaned funds to San Cristóbal  Transportadad de Eletricidad S.A. (“SC TESA”), the contractor that constructed the power line for the San Cristóbal mine, and received a promissory note from SC TESA in the amount of $21.2 million.  In connection with the September 2006 sale of 35% of the San Cristóbal mine to Sumitomo, ASML sold 35% of this note to Sumitomo.  At December 31, 2008 the Company had recorded a note payable to Sumitomo in the amount of $9.1 million, which includes accrued interest, as a result of the assignment of the 35% interest in the SC TESA promissory note.  In connection with the sale of the San Cristóbal mine to Sumitomo, the remaining amount of the SC TESA note receivable was sold to Sumitomo and the note payable to Sumitomo was terminated.  At March 31, 2009, the Company had no further obligations related to the note assignment.

Capital Leases

Certain mining equipment used by the contractor that provides mining services for the San Cristóbal mine has been recorded as capital leases because the equipment is used exclusively at the San Cristóbal mine.  At December 31, 2008 ASML had recorded on its balance sheet $51.1 million of equipment, net of accumulated depreciation, and a capital lease obligation of $47.9 million related to the leased equipment.  Following the sale of the San Cristóbal mine to Sumitomo, the Company retained no interest in the mining contract or equipment.  At March 31, 2009 the Company had no capital lease obligations.

Port Lease Liability

Certain assets were constructed at the Port of Mejillones for the exclusive use of the San Cristóbal mine, including concentrate reception, unloading and storage facilities.  ASML determined that a leasing arrangement exists with respect to those assets.  As of December 31, 2008 ASML had recorded on its balance sheet $11.5 million of plant and equipment, net of accumulated depreciation, and a financing obligation of $11.7 million related to the port facility.  Following the sale of the San Cristóbal mine to Sumitomo, the Company retained no interest in the contracts or other rights or obligations related to the port.

Sumitomo Working Capital Line of Credit

During 2008, Sumitomo provided $150.0 million in funding to the San Cristóbal mine under a working capital credit line to augment cash flow from concentrate sales in order to fund San Cristóbal’s operating costs, income and other taxes, capital costs and financing costs.  All obligations of the Company with respect to the Sumitomo working capital line of credit were terminated with the sale of the San Cristóbal mine to Sumitomo and at March 31, 2009 the Company had no obligations related to the working capital line of credit.

12.  Asset Retirement Obligations

ASML had developed an asset retirement plan for the San Cristóbal mine which included estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company’s policies.

The following table reconciles the beginning and ending balance for ASML’s asset retirement obligations:

	The Period	Year Ended
	ended March	December 31,
	24, 2009	2008
	(in thousands)
Beginning balance	$9,155	$6,981

ARO arising in the period	288	1,380
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	232	794
Obligation assumed in sale of MSC	(9,675)	—
Ending balance	$—	$9,155

All asset retirement obligations of the Company were terminated in connection with the sale of the San Cristóbal mine.  At March 31, 2009 the Company has no asset retirement obligations related to the San Cristóbal mine or any of its exploration properties.

13.  Fair Value Measurements

Effective January 1, 2008 the Company adopted Financial Accounting Standards No. 157 (“FAS No. 157”) for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  FAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per FAS No. 157 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at March 31, 2009, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$9,000	$—	$—	$9,000
Short-term available for sale securities	88	—	—	88
Auction rate securities	—	—	5,249	5,249
	$9,088	$—	$5,249	$14,337

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy.  These securities are comprised principally of time deposits which have been valued using quoted prices in active markets.

The Company’s short-term available for sale securites are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stock, which have been valued using quoted prices in active markets.

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

The following table summarizes the change in fair value of the Company’s Level 3 financial assets (ARS):

Three Months
Ended
March 31, 2009
(in thousands)
Beginning balance	$5,101
Realized losses	(827)
Unrealized gains	975
Ending balance	$5,249

14.  Income Taxes

The Company, a Delaware corporation, and subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  The Company’s total unrecognized tax benefits, representing uncertain tax positions taken or expected to be taken on tax returns, were $1.4 million and $2.3 million as of March 31, 2009 and December 31, 2008, respectively.  Of these, $1.4 million and $2.3 million resulted in a reduction to the Company’s deferred tax assets as of March 31, 2009 and December 31, 2008, respectively.  As a result of the reorganization, pursuant to the Plan, the Company reduced unrecognized tax benefits by $0.9 million.

For the seven days ended March 31, 2009, the Company incurred operating losses, and recognized income tax of $26,000 due to withholding tax on management services provided to Bolivia.  Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.  The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009 also due to Bolivia withholding tax on management services, and income tax of $2.5 million is included in discontinued operations for the same period in the accompanying consolidated statement of operations and comprehensive income (loss).  For the first quarter 2008, the Predecessor recognized income tax of $0.1 million for Bolivia withholding tax, and income tax of $10.4 million is included in discontinued operations.

As part of the Plan, the Company received the remaining assets of the predecessor company, which include investments in subsidiaries, some of which are disregarded for U.S. tax purposes.  The US tax basis of the assets received is limited to the fair value placed on them for fresh start purposes.  A deferred tax liability of $0.5 million has been recognized for fresh start purposes for assets that were received for which the fresh start value exceeded the tax basis.

15. Shareholders’ Equity

Stock Option Plans — The Predecessor had established stock plans to issue share options and other share awards to officers, directors, employees, consultants and agents of the Predecessor and its subsidiaries (the ‘‘Stock Plans’’).

The Predecessor recognized stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.  The Predecessor recognized stock-based compensation costs of $0.5 million and $0.9 million for the 83 day period ended March 24, 2009 and the three month period ended March 31, 2008, respectively.

As discussed in Note 1, Predecessor’s equity holders received no recovery under the Plan following emergence from Chapter 11.  As such, the following shares underlying awards granted under the Stock Plans are being cancelled and the holders of grants under the Stock Plans have no further rights or recovery: approximately 2.5 million stock option grants to employees and directors, with an average exercise price of $14.83; 211,975 restricted share grants to employees, with a weighted average grant date fair value of $15.22 per share; and 55,549 restricted stock units granted to directors, with a weighted average grant date fair value of $11.70 per unit. Per the guidance of Financial Accounting Standards “Statement No. 123 (revised 2004) Share-Based Payment” (“FAS No. 123R”), ASML recognized $2.4 million of compensation expense related to the stock options, restricted share grants and restricted stock unit grants cancelled.  The compensation expense recognized was the unrecognized grant date fair value of the options and grants remaining at the date of cancellation.  In addition, 350,000 warrants, held by third parties, to purchase Ordinary Shares at a price of $20.79 per Ordinary Share are being cancelled.  There were no outstanding options, restricted shares or warrants at March 31, 2009.

In connection with the Plan, the 2009 Equity Incentive Plan was adopted by the Company and on April 3, 2009, the Company’s board of directors granted shares of restricted common stock to the Company’s executive officers and employees pursuant to such plan (see Subsequent Event Note 20).

16.  Non-controlling Interest

On January 1, 2009 the Company adopted FAS No. 160 related to non-controlling interest, previously called a minority interest.  A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. The Company applied the provisions of FAS No. 160 prospectively, except for the provisions related to the presentation of non-controlling interests, which have been applied retrospectively for all periods presented. Upon adoption of FAS No. 160, non-controlling interests of approximately $150.8 million as of December 31, 2008 were recast to a component of total equity in the consolidated balance sheet.

The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Company:

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Three Months
	Through	Through	Ended
	March 31, 2009	March 24, 2009	March 31, 2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Amounts attributable to Golden Mineral common shareholders and Predecessor’s ordinary shareholders:
Income (loss) from continuing operations	$(683)	$243,621	$(12,077)
Discontinued operations	—	(12,022)	37,797
Net income (loss)	$(683)	$231,599	$25,720

Sumitomo Corporation

The Predecessor consolidated 100% of the accounts of the San Cristóbal mine and recorded Sumitomo’s 35% non-controlling interest in the gains or losses of the San Cristóbal mine and its subsidiaries for the period reported.  In addition, the Predecessor recorded certain advances and loan proceeds from Sumitomo and interest due Sumitomo to non-controlling interest.

Net income attributable to the Predecessor for the period January 1, 2009 through March 24, 2009, includes $7.9 million of non-controlling interest expense related to Sumitomo’s interest in the San Cristóbal mine earnings during that period (see Note 3).

At March 31, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no non-controlling interest related to Sumitomo recorded on its books.

SC TESA

During 2005 the Predecessor entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. In accordance with the guidance of FASB Interpretation No. 46R, “Variable Interest Entities,” Predecessor fully consolidated the accounts of SC TESA for financial reporting purposes. Because SC TESA was consolidated for financial reporting purposes, the intercompany profit earned by SC TESA was eliminated and the Company recognized a non-controlling interest offset to SC TESA’s earnings or loss.

Loss from discontinued operations for the period January 1, 2009 through March 24, 2009, includes $0.3 million of non-controlling interest expense related to SC TESA’s intercompany profit (see Note 3).

At March 31, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no non-controlling interest related to SC TESA recorded on its books.

17.  Revenue and Cost of Services

On the Effective Date, the Company entered into the Management Agreement under which it will provide certain management services with respect to the San Cristóbal mine.  The Management Agreement provides for a base annual fee of $6 million.  Additionally, the Management Agreement provides for the reimbursement to the Company of additional costs incurred by the Company directly related to San Cristóbal expatriate employee administration and other expenses, estimated at $3.5 million annually.  Under the terms of the Management Agreement, the Company will receive the fee and any reimbursements net of any Bolivian withholding taxes.  The base fee and reimbursements received for the expatriate services and other expenses, including the Bolivian withholding taxes, that are directly reimbursable under the terms of the Management Agreement are reported as “Revenue from Services” in the statement of operations following the guidance of Emerging Issues Task Force 01-14  (“EITF 01-14”) and Emerging Issues Task Force 99-19  (“EITF 99-19”), both of which support recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense.  The actual costs incurred for the reimbursed expatriate services and other expenses will be reported as costs of services in the statement of operations.  Reimbursed Bolivian withholding taxes will be reported as income taxes in the statement of operations.  For the 7-day period ended March 31, 2009, the Company recorded in its statement of operations revenue from services of $211,000, costs of services of $80,000 and incomes taxes of $26,000 all related to the Management Agreement.  Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML including expatriate employee administration and other expenses.

18.  Commitments and Contingencies

Other Contingencies — As previously disclosed, the Company concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company’s current or former active exploration or operating properties. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. The Company contacted the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) during 2006 and reported the results of the internal investigation. The Company was informed that the SEC and DOJ commenced an investigation with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. On January 7, 2009, the Company received a “Wells notice” from the staff of the SEC (the “Staff”), which stated that the Staff intended to recommend to the SEC that an enforcement action be commenced against the Company, alleging that the Company violated Sections 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 30A of the Securities Exchange Act of 1934. The Wells notice further stated that the Staff may seek permanent injunctive relief, disgorgement, prejudgment interest and civil money penalties against the Company. The Company has submitted a Wells Statement putting forth reasons that the SEC should not institute civil enforcement proceedings against it.

The Company has learned that the Staff also issued Wells notices to individuals who served as Chief Financial Officer and executive Chairman of the Board of the Predecessor during the period of the alleged illegal payments. A Wells notice indicates that the Staff believes there may be sufficient evidence of a potential violation of the federal securities laws to consider making a recommendation to the SEC commissioners that civil enforcement proceedings should be instituted.

The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with any certainty the final outcome of the investigations, including any fines or penalties that may be imposed.

19.  Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Three Months
	Through	Through	Ended
	March 31, 2009	March 24, 2009	March 31, 2008
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(683)	$231,599	$25,720
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Amortization and depreciation	9	10,977	11,403
Amortization of deferred financing costs	—	—	1,252
Accretion of asset retirement obligation	—	232	169
Amortization of premiums and discounts	—	37	(180)
Mark-to-market (gain) loss on derivative positions	—	36	27,825
Loss on auction rate security investments	—	828	—
Gain on extingushment of debt	—	(248,165)	—
Loss on sale of interest in subsidiary	—	8,409	—
Fresh start accounting adjustment	—	(9,122)
Noncontrolling interest in income (loss) of consolidated subsidiary	—	7,869	(27,694)
Stock compensation	—	2,920	1,071
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	—	(11,893)	(16,821)
(Increase) decrease in accrued interest receivable	(124)	84	398
Port fees applied to Port of Mejillones note receivable	—	709	682
Increase (decrease) in prepaid expenses and other assets	—	6,063	(4,917)
Increase in inventories	—	(12,000)	(21,184)
Increase in value added tax recoverable, net	—	(11,696)	(11,698)
Increase in accrued interest payable	—	11,496	898
Increase in deferred revenue	—	(3,227)	—
Increase (decrease) in accounts payable and accrued
liabilities net of amounts capitalized	(449)	2,462	7,288
Decrease in deferred taxes, net	—	(2,262)	4,578
Other increase (decrease)	—	795	106
Net cash provided by (used in) operating activities	$(1,247)	$(13,849)	$(1,104)

The following table sets forth supplemental cash flow information and non-cash transactions:

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Three Months
	Through	Through	Ended
	March 31, 2009	March 24, 2009	March 31, 2008
	(Successor)	(Predecessor)
(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$—	$—	$11,516

Supplemental disclosure of non-cash transactions:
Initial measurement of asset retirement obligation	$—	288	$756

20.  Subsequent Events

On April 3, 2009, the Company’s board of directors granted 270,000 shares of restricted common stock to the Company’s executive officers and employees pursuant to the Company’s 2009 Equity Incentive Plan.  One-half of the shares awarded will vest on the first anniversary of the grant date and one-half will vest on the second anniversary of the grant date, provided that the officer or employee is employed by or continues to serve the Company on the applicable vesting date.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals Company (“Golden” or “we”) is the successor to Apex Silver Mines Limited (“ASML”) for purposes of reporting under U.S. federal securities laws.  References in this discussion and analysis to “Successor” refer to Golden and its subsidiaries on or after March 25, 2009, after emergence from Chapter 11 bankruptcy proceedings (“Chapter 11”), as more fully described in footnote 1 to the consolidated financial statements.  References to “Predecessor” refer to ASML and its subsidiaries prior to March 25, 2009.

The following discussion and analysis summarizes the results of operations of the Predecessor and Golden for the 83 day period ended March 24, 2009 and the 7 day period ended March 31, 2009, respectively and changes in our financial condition from December 31, 2008.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in ASML’s Annual Report on Form 10-K for the period ended December 31, 2008.

Overview

Prior to our emergence from Chapter 11, ASML was the 65% owner and operator of the San Cristóbal mine in Bolivia, and all production and financial information for San Cristóbal prior to March 25, 2009 is expressed on a 100% consolidation basis.  After emergence from Chapter 11, and the sale of our remaining interest in the San Cristóbal mine to Sumitomo Corporation (“Sumitomo”) on March 24, 2009, we are primarily engaged in the exploration and advancement of our portfolio of approximately 45 exploration properties located primarily in South America and Mexico and in managing the San Cristóbal mine under the terms of the Management Agreement we entered into on March 24, 2009.

Concentrator throughput at the San Cristóbal mine during the 83-day period averaged 42,000 tonnes per day, exceeding the 40,000 tonnes per day designed capacity.  Zinc concentrate production during the period was approximately 109,000 tonnes and lead concentrate production during the period was approximately 28,000 tonnes.  Payable metal production from the San Cristóbal mine during the period totaled approximately 4.1 million ounces of silver, 54,000 tonnes of zinc and 18,000 tonnes of lead.  Recovery rates during the period were approximately 64% for silver, 82% for zinc, and 72% for lead.  Although prices for silver, zinc, and lead remained at approximately the same levels as the previous quarter, operating margins improved due to declining costs for reagents, diesel fuel and other materials.

During the current period, we continued to evaluate our exploration properties, including additional drilling on our El Quevar silver project in northwestern Argentina, and a first-stage drilling program at our Microondas project in central Mexico.  At El Quevar, we drilled 10 holes totaling approximately 2,900 meters. These holes were primarily designed to test extensions to the east and west of our main mineralized zone.  Our preliminary results confirm that the zone extends about 400 meters further west and 350 meters east of the previously known mineralization. We also conducted a first stage drill test of our Microondas silver-gold vein project in Zacatecas, Mexico. We completed 5 holes totaling approximately 1,000 meters.  Results received to date have not been encouraging.  We continue to advance our field evaluations of certain of our more interesting prospects in preparation for possible drill testing later in the year.

A compulsory liquidation proceeding has been initiated for ASML in the Cayman Islands, and the ordinary shares of ASML will be canceled in that proceeding.

At our emergence from Chapter 11, we had approximately 3,200 beneficial shareholders.  We are pursuing a listing of our common stock on the Toronto Stock Exchange and trading in the United States in the over-the-counter market or a U.S. national securities exchange.  As of the date of this report, our common stock is not listed and there is no liquid market for our common stock.

Results of Operations for the Predecessor (83-day Period Ended March 24, 2009)

Set forth below is a summary of the significant components of our revenues and expenses for the 83-day period ended March 24, 2009.  Our operations have changed substantially as a result of the sale of our interests in the San Cristóbal mine to Sumitomo in connection with our emergence from Chapter 11 (see Note 1 to the consolidated financial statements).  Accordingly, the results of operations of the San Cristóbal mine and related subsidiaries sold are aggregated and presented as discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss) through March 24, 2009, the date of the sale (see Notes 1 and 3).

Discontinued Operations — San Cristóbal.

The aggregated results of operations for the discontinued San Cristóbal mine totaled a $4.2 million loss and $10.1 million gain for the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008 respectively. Revenue from sales of concentrates were $99.0 million and $136.9 million for the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008, respectively. Costs applicable to sales were $60.0 million and $67.8 million for the same periods, respectively.

During the 83-day period ended March 24, 2009, we completed the sale of our interest in San Cristóbal to Sumitomo (see Note 1 to the financial statements) and recognized a loss of $8.4 million related to the transaction. In previous periods the value of the San Cristóbal asset group had been written down substantially.  For the year ended December 31, 2008, we recognized an aggregate impairment loss on the San Cristóbal asset group totaling $625.6 million. The final loss included $27.7 million in proceeds net of selling costs we incurred related to the transaction.  The $8.4 million loss is included in discontinued operations.

Continuing Operations

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.5 million for the 83-day period ended March 24, 2009, as compared to $6.2 million for the quarter ended March 31, 2008.  Exploration expense was incurred primarily in Argentina, Mexico and Peru. During 2009, we increased drilling programs and other geologic testing to increase the rate of evaluation of many of our properties. None of the exploration expenses reported relate to San Cristóbal.

Administrative and reorganization.  Administrative and reorganization expenses were $11.2 million and $6.2 million for the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008, respectively.  Administrative expenses are incurred primarily by our corporate activities and consist primarily of compensation costs, professional fees paid for accounting and legal services, office and equipment lease costs and other general costs.  Reorganization expenses relate to expenses for professional services incurred as a result of our bankruptcy filing and the sale of our interest in the San Cristóbal mine to Sumitomo.  Administrative and reorganization expenses during 2009 were higher than the prior period due primarily to increased costs associated with the Chapter 11 bankruptcy proceedings and the sale of the San Cristóbal mine.

Loss on Auction Rate Securities.  For the 83-day period ended March 24, 2009 we recorded a loss of $0.8million related to our auction rate securities (“ARS”) investments.  The impairment charge was the result of deteriorating markets for certain of the ARS we hold for which the auctions continue to fail. For the quarter ended March 31, 2008 we did not recognized an impairment charge related to our ARS.  The auctions for certain of the ARS began to fail during the third quarter of 2007 and continued to fail through March 31, 2009.  At March 24, 2009, the carrying value of our ARS is $5.2 million.

Interest and Other Income.  We recorded interest and other income of $1.0 million and $1.8 million for the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008, respectively.  We held lower average cash and investment balances during 2009 as compared to the same period in 2008, which resulted in lower interest being earned.  In addition, interest rates were lower during 2009 as compared to the preceding years.

Royalty Income.  During the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008, we earned $0.1 million and $0.0 million, respectively, of royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty.  The property is being test mined by a joint venture partner, and we receive a royalty for product sold from the test mining operation.

Interest Expense and Other Borrowing Costs.  For the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008, we recorded interest expense and other borrowing costs in the amounts of $0.3 million and $2.6 million, respectively.  Interest expense and other borrowing costs consist of interest incurred on ASML’s 2.875% and 4% Convertible Senior Subordinated Notes due 2024 (the “Subordinated Notes”).  We ceased accruing interest on the Subordinated Notes following our filing for protection under Chapter 11 on January 12, 2009 and the Subordinated Notes were cancelled on March 24, 2009 in connection with our emergence from bankruptcy.  Had we not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued and additional $1.9 million of interest.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions of $0.2 and $0.1 for the 83-day period ended March 24, 2009 and the quarter ended March 31, 2008, respectively, consist of withholding taxes either accrued or paid to Bolivia in connection with the San Cristóbal mine.

Results of Operations for the Successor (7-day Period Ended March 31, 2009)

Our operations have changed substantially as a result of the sale of our interests in the San Cristóbal mine to Sumitomo in connection with our emergence from Chapter 11 (see Note 1 to the financial statements).  Revenue and costs from providing management services, exploration, administrative and reorganization expenses, and royalty and interest income reflect a proration of such revenue and expenses incurred during the quarter ended March 31, 2009 to the final 7-day period of the quarter.

As part of the San Cristóbal sale, on the Effective Date, Golden Services entered into the Management Agreement under which it will continue to provide certain management services with respect to the San Cristóbal mine.  The Management Agreement provides for a base annual fee of $6 million.  Additionally, the Management Agreement provides for the reimbursement to Golden of additional costs incurred by Golden directly related to San Cristóbal expatriate employee administration and other expenses, estimated at $3.5 million annually.  Under the terms of the Management Agreement, Golden will receive the fee and any reimbursements net of any Bolivian withholding taxes.  Our anticipated annual cash flow from providing management services to the San Cristóbal mine, net of reimbursable expenses and taxes, is approximately $6 million.  The base fee and reimbursements received for the expatriate services and other expenses, including the Bolivian withholding taxes, that are directly reimbursable under the terms of the Management Agreement are reported as “Revenue from Services” in the statement of operations. The actual costs incurred for the reimbursed expatriate services and other expenses will be reported as “Costs of Services” in the statement of operations.  Reimbursed Bolivian withholding taxes will be reported as income taxes in the statement of operations.  For the 7-day period ended March 31, 2009, the Company recorded in its statement of operations revenue from services of approximately $211,000, costs of services of approximately $80,000 and incomes taxes of approximately $26,000 all related to the Management Agreement.

Liquidity and Capital Resources

At March 31, 2009 our aggregate cash and short and long-term investments totaled $29.7 million compared to an aggregate of $76.1 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2008.  The March 31, 2009 amount includes ARS investments recorded at a fair market value of $5.2 million.  The amounts held at December 31, 2008 included $5.1 million of ARS investments, $20.1 million in cash and cash equivalents restricted for the purpose of funding the San Cristóbal mine and $0.5 million of cash that was restricted to collateralize certain letters of credit. The decrease in our aggregate cash and investment balances as of March 31, 2009 compared to December 31, 2008 was primarily the result of completing the transactions described in Note 1 to our consolidated financial statements with respect to our emergence from Chapter 11.  In those transactions, on March 24, 2009 we sold our remaining interest in the San Cristóbal mine to Sumitomo for $27.5 million plus a $2.5 million reimbursement of certain prior expenses we had incurred and we subsequently distributed $45 million to the holders of the Subordinated Notes in exchange for cancellation of the Subordinated Notes. The holders of the Subordinated Notes are also entitled to any other cash or cash equivalents held by us in excess of the sum of $15 million plus amounts required to pay for accrued liabilities at March 31, 2009 and certain projected reorganization expenses that will be incurred after March 31, 2009. Based on March 31, 2009 cash and investment balances, accruals and estimated additional reorganization expenses, we do not anticipate that we will be required to make additional cash payments to the holders of the Subordinated Notes.  Our aggregate cash and short and long-term investments were also reduced by approximately $11.0 million during the period ended March 31, 2009 for expenditures related to ongoing general and administrative and exploration costs and for reorganization costs associated with the bankruptcy proceedings.

During the 12 month period ending March 31, 2010, we expect to spend approximately an additional $4 million on final reorganization costs and $12 million on general and administrative costs (including amounts already accrued at March 31, 2009), and $11 million on exploration costs.  We plan to fund these expenditures from our existing cash and investment balances, from the $6 million of annual cash flow from our management services agreement with San Cristóbal and from an anticipated $2 million of interest and royalty income during the period.

We anticipate that cash on hand, together with interest and royalty income and amounts received under the management services agreement, will provide us with enough cash to continue our exploration program and to pay our general and administrative expenses during the next twelve months.  As such, the financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, in the longer term, our continuing operations are dependent upon our ability to raise sufficient capital and to generate future profitable operations.  We expect that we will need to raise substantial additional capital to pursue our business strategy beyond the 12 month period.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

Significant Accounting Policies

See Part I, Item 1. Note 4 to the Unaudited Consolidated Financial Statements for a discussion of significant accounting policies including recently adopted standards and new accounting standards.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•       Our expectation that cash on hand and anticipated revenues and income will be sufficient to fund general and administrative costs and exploration expenses for the next 12 months;

•       Our planned spending on reorganization, general and administrative and exploration costs and our expected cash receipts from interest and royalty income and from the San Cristóbal management services agreement;

•       The expected dimensions of the zone of mineralization at the El Quevar project;

•       The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2009 on certain of our exploration properties;

•       Our expectation that we will not be required to make further cash payments to the former holders of ASML’s subordinated notes; and

•       Our pursuit of a Toronto Stock Exchange listing of our common stock and trading of our common stock in the United States;

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

•        Our ability to raise necessary capital by the end of 2009 on acceptable terms or at all, particularly in light of the deterioration of financial market conditions and the persistent dislocation of the credit markets;

•        Our ability to successfully manage the San Cristóbal mine on behalf of Sumitomo under the terms of our management services agreement and our ability to successfully expand our mine services business, particularly if metals prices experience significant declines;

•        Our ability to continue to retain key management and mining personnel necessary to successfully manage the San Cristóbal mine;

•        Our ability to achieve a listing of our common stock and a liquid market for our common stock;

•        Worldwide economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our exploration properties;

•        Political and economic instability in Bolivia (and other countries in which we conduct our business) and future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government that may affect the management of the San Cristóbal mine or our Bolivian concessions;

•        The factors discussed under “Risk Factors” in ASML’s Form 10-K for the year ended December 31, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first three months of 2009, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

We have previously engaged in a limited amount of currency hedging activities, but as of March 31, 2009, we did not hold any foreign currency derivative positions.

Commodity Price Resk

One of our primary business activities is the exploration of properties containing silver, zinc, lead and other minerals,  As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties.  None of our properties is in production and we do not currently hold any commodity derivative positions.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The Company has completed its submissions in response to the staff’s Wells notice to the Company. The Company’s submissions put forth the reasons that the Company believes why the SEC should not institute civil enforcement proceedings against it in connection with the investigation previously reported in ASML’s Form 10-K for the year ended December 31, 2008 (see Note 18 to the consolidated financial statements).

As further described in Note 1 to the consolidated financial statements, ASML’s Joint Plan of Reorganization became effective and the Company emerged from Chapter 11 bankruptcy proceedings on March 24, 2009.

Item 1A.  Risk Factors.

Risk factors affecting the Company can be found in Item 1A of ASML’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(1)
3.2	Bylaws of Golden Minerals Company.(1)
10.1	Management Services Agreement dated March 24, 2009 by and among Minera San Cristóbal, S.A., Apex Metals Marketing GmbH and Apex Silver Mines Corporation.(1)
10.2	Form of Indemnification Agreement.(1)
10.3	Form of Change of Control Agreement.(1)
10.4	Golden Minerals Company 2009 Equity Incentive Plan.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act).

(1)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.
(2)	Incorporated by reference to our Registration Statement on Form S-8 filed May 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	May 11, 2009	By:	\s\ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	May 11, 2009	By:	\s\ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer