Form 10-Q
period 2009-06-30
Golden Minerals Co
filed 2009-08-10
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-13627

GOLDEN MINERALS COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	26-4413382 (I.R.S. EMPLOYER IDENTIFICATION NO.)
350 INDIANA STREET, SUITE 800 GOLDEN, COLORADO (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	80401 (ZIP CODE)

(303) 839-5060
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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☒

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

         AT AUGUST 6, 2009, 3,257,735 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30 2009	December 31, 2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$15,658	$33,723
Restricted cash	—	20,575
Investments	4,832	16,351
Trade receivables	283	7,315
Inventories	—	75,008
Prepaid expenses and other assets	1,312	15,550

Total current assets	22,085	168,522
Property, plant and equipment, net	9,024	202,534
Assets held for sale	3,106	—
Ore stockpile inventories	—	72,628
Value added tax recoverable	—	157,146
Investments	—	5,487
Prepaid expenses and other assets	558	30

Total assets	$34,773	$606,347

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities	$3,592	$48,861
Accrued interest payable	—	8,660
Other current liabilities	63	—
Current portion of long term debt	—	523,610

Total current liabilities	3,655	581,131
Long term debt	—	59,951
Asset retirement obligation	—	9,155
Other long term liabilities	596	4,398

Total liabilities	4,251	654,635

Commitments and contingencies (Note 18)
Shareholders' equity (deficit)
Common stock, (Successor) $.01 par value, 50,000,000 shares authorized; 3,257,735 shares issued and outstanding	33
Ordinary Shares, (Predecessor) $.01 par value, 175,000,000 shares authorized; 59,000,832 shares issued and outstanding		590
Additional paid in capital	36,837	680,901
Accumulated deficit	(7,174)	(880,020)
Accumulated other comprehensive income (loss)	826	(551)

Parent Company's shareholder's equity (deficit)	30,522	(199,080)
Noncontrolling interest in subsidiaries	—	150,792

Total shareholders' equity (deficit)	30,522	(48,288)

Total liabilities and shareholders' equity (deficit)	$34,773	$606,347

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30
			For The Period March 25, 2009 Through June 30, 2009	For The Period January 1, 2009 Through March 24, 2009
					Six Months Ended June 30, 2008
	2009	2008
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(in thousands, except share data)
Revenue:
Management service fees (Note 17)	$3,147	$1,350	$3,358	$1,350	$2,700
Costs and expenses:
Costs of services (Note 17)	(1,004)	—	(1,084)	—	—
Exploration expense	(3,021)	(9,137)	(3,469)	(3,482)	(15,329)
Administrative expense	(2,980)	(3,342)	(3,336)	(4,779)	(8,637)
Stock based compensation	(609)	(756)	(609)	(2,717)	(1,599)
Depreciation, depletion and amortization	(143)	(163)	(152)	(102)	(324)

Total costs and expenses	(7,757)	(13,398)	(8,650)	(11,080)	(25,889)

Loss from operations	(4,610)	(12,048)	(5,292)	(9,730)	(23,189)
Other income and expenses:
Interest and other income	166	1,738	290	1,010	3,582
Royalty income	127	198	127	88	198
Interest and other expense	—	(2,641)	—	(345)	(5,279)
Loss on sale of asset	(180)	—	(180)	—	—
Gain (loss) on foreign currency	90	206	94	(13)	95
Gain on extingushment of debt	—	—	—	248,165	—
Loss on auction rate securities	(1,332)	(3,100)	(1,332)	(828)	(3,100)
Reorganization costs, net	(565)	—	(668)	(3,683)	—
Fresh start accounting adjustments	—	—	—	9,122	—

Total other income and expenses	(1,694)	(3,599)	(1,669)	253,516	(4,504)

Income (loss) from continuing operations before income (taxes) benefit	(6,304)	(15,647)	(6,961)	243,786	(27,693)
Income taxes	(187)	(145)	(213)	(165)	(287)

Net income (loss) from continuing operations	(6,491)	(15,792)	(7,174)	243,621	(27,980)
Income (loss) from discontinued operations	—	256,157	—	(4,153)	266,371

Net income (loss)	$(6,491)	$240,365	$(7,174)	$239,468	$238,391
Net (income) loss attributable to noncontrolling interest	—	$(62,824)	$—	$(7,869)	$(35,130)

Net income (loss) attributable to the Successor/Predecessor shareholder's	$(6,491)	$177,541	$(7,174)	$231,599	$203,261

Other comprehensive loss:
Unrealized gain (loss) on securities	826	$2,232	$826	$940	$1,664

Comprehensive (loss) income attributable to Successor/Predecessor shareholder's	$(5,665)	$179,773	$(6,348)	$232,539	$204,925

Net income (loss) per Common/Ordinary Share—basic
Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(2.17)	$(0.27)	$(2.40)	$4.13	$(0.47)
Discontinued operations attributable to the Successor/Predecessor shareholders	—	3.28	—	(0.20)	3.92

Income (loss) attributable to the Successor/Predecessor shareholders	$(2.17)	$3.01	$(2.40)	$3.93	$3.45

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30
			For The Period March 25, 2009 Through June 30, 2009	For The Period January 1, 2009 Through March 24, 2009
					Six Months Ended June 30, 2008
	2009	2008
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(in thousands, except share data)
Net income (loss) per Common/Ordinary Share—diluted
Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(2.17)	$(0.27)	$(2.40)	$(0.06)	$(0.47)
Discontinued operations attributable to the Successor/Predecessor shareholders	—	3.28	—	(0.17)	3.92

Income (loss) attributable to the Successor/Predecessor shareholders	$(2.17)	$3.01	$(2.40)	$(0.23)	$3.45

Weighted average Common Stock/Ordinary Shares outstanding—basic	2,987,735	58,935,475	2,987,735	59,000,832	58,924,741

Weighted average Common Stock/Ordinary Shares outstanding—diluted	2,987,735	58,935,475	2,987,735	69,171,400	58,924,741

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	For The Period March 25, 2009 Through June 30, 2009	For The Period January 1, 2009 Through March 24, 2009	Six Months Ended June 30, 2008
	(Successor)	(Predecessor)
	(amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities (Note 19)	$(10,138)	$(13,849)	$12,129

Cash flows from investing activities:
Purchase of available for sale investments	—	(4,447)	(18,932)
Sale of available for sale investments	—	21,113	62,043
Maturities of held-to-maturity investments	—	—	2,000
Settlement of metal derivative instruments	—	—	(111,973)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments , net	—	5,732	889
Proceeds from sale of interest in subsidiary, net	—	25,225	70,000
Proceeds from sale of assets	600	—	—
Receipt of deferred payments from minority interest	—	—	7,396
Capitalized costs and acquisitions of property, plant and equipment	(424)	(4,580)	(16,367)

Net cash provided by (used in) investing activities	$176	$43,043	$(4,944)

Cash flows from financing activities:
Payments of notes payable and long term debt	—	(47,297)	(4,233)
Amounts drawn on DIP facility	—	6,500
Non-controlling interest contributions	—	3,500	38,500

Net cash provided by (used in) financing activities	$—	$(37,297)	$34,267

Net increase (decrease) in cash and cash equivalents	(9,962)	(8,103)	41,452
Cash and cash equivalents—beginning of period	25,620	33,723	40,736

Cash and cash equivalents—end of period	$15,658	$25,620	$82,188

        See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accumulated Other Comprehensive income (loss)
	Ordinary Shares						Total Shareholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Deficit		Non-controlling Interest
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2008	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
(Predecessor)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590.0)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of predecessor accumulated OCI	—	—	—	—	(389)	(170,060)	(170,449)

Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—

(Successor)
Issuance of new equity in connection with emergence from Chapter 11	2,987,735	$30.0	$36,231	$—	$—	$—	$36,261
Stock compensation accrued	270,000	2.7	606	—	—	—	609
Unrealized gain on marketable equity securities	—	—	—	—	826	—	826
Net loss	—	—	—	(7,174)	—	—	(7,174)

Balance, June 30, 2009	3,257,735	$32.7	$36,837	$(7,174)	$826	$—	$30,522

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Basis of Preparation of Financial Statements and Nature of Operations

        Upon emergence from Chapter 11 bankruptcy on March 24, 2009 as discussed in Note 2, Golden Minerals Company (the "Company") a Delaware corporation, became the successor to Apex Silver Mines Limited ("ASML") for purposes of reporting under the U.S. federal securities laws. References in this Form 10-Q to "Successor" refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11. References to "Predecessor" refer to the accounts of ASML and its subsidiaries prior to March 25, 2009.

        These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), so long as such omissions do not render the financial statements misleading.

        In the opinion of management, these financial statements reflect all adjustments that are necessary for fair statement of the results for the periods presented. With the exception of the adjustments made in connection with fresh start accounting, as described in Note 2 below, all adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These interim financial statements should be read in conjunction with the annual financial statements of ASML included in its 2008 Annual Report on Form 10-K.

        Prior to the emergence from Chapter 11 and the sale of the San Cristóbal mine, ASML was the 65% owner and operator of the San Cristóbal silver and zinc mine in Bolivia. Following emergence from Chapter 11 and the sale of the San Cristóbal mine to Sumitomo, the Company is primarily engaged in the exploration and advancement of its portfolio of exploration properties primarily in South America and Mexico and in providing operations management services to Sumitomo for the San Cristóbal mine. The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However the continuing operations of the Company are dependent upon its ability to raise sufficient capital and to generate future profitable operations. The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to continue to finance exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties. There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

2. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine

  Chapter 11 Reorganization

        On January 12, 2009, ASML and its wholly owned subsidiary, Apex Silver Mines Corporation ("ASMC"), filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). ASML also commenced a provisional liquidation proceeding in the Cayman Islands. ASML's subsidiaries outside of the United States, including Minera San Cristóbal S.A. ("MSC"), the Bolivian subsidiary that owns and operates the San Cristóbal mine, were not included in the Chapter 11 filing or in any other bankruptcy or reorganization proceeding.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

        Under Chapter 11, ASML operated its businesses between January 12, 2009 and March 24, 2009 as a debtor-in-possession under court protection from creditors and claimants under the jurisdiction of the Bankruptcy Court and under the supervision of the joint provisional liquidators in the Cayman Islands. On January 20, 2009, ASML entered into a $35 million debtor-in-possession term credit facility (the "DIP Financing Facility") with Sumitomo as lender. The purpose of the DIP Financing Facility was to provide ASML with the cash and liquidity necessary to fund its 65% share of working capital required by the San Cristóbal mine. As of March 24, 2009, ASML had borrowed $6.5 million under the DIP Financing Facility. Upon emergence from Chapter 11 and the sale of the San Cristóbal mine to Sumitomo, as discussed below, Sumitomo waived and released the Company from any liability associated with amounts outstanding, including interest, under the DIP Financing Facility, and the Company recorded a gain of $6.6 million which is included as an offset to the loss on the sale of interest in a subsidiary which is a component of discontinued operations.

        A Joint Plan of Reorganization (the "Plan") was approved by the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 4, 2009, and the Company emerged from Chapter 11 protection on March 24, 2009 (the "Effective Date"). At that time, and subsequent to the closing of the sale of the San Cristóbal mine to Sumitomo as described below, all of the remaining assets of ASML, other than a small cash reserve for the payment of ASML's liquidation expenses, were transferred to the Company. A compulsory liquidation proceeding was initiated for ASML in the Cayman Islands and all of the ordinary shares of ASML will be formally canceled in that proceeding.

        Under the Plan, holders of ASML's 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the "Notes") received in exchange for the cancellation of the Notes a pro rata distribution of (i) 2,987,735 shares of common stock of the Company, and (ii) approximately $45.0 million of cash plus any other cash or cash equivalents held by the Company in excess of the sum of $15.0 million plus an amount equal to accrued liabilities at March 31, 2009 and certain projected reorganization expenses. To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million interest accrued through January 12, 2009, the Chapter 11 filing date, and recorded a $248.2 million gain at March 24, 2009. Had ASML not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued an additional $1.9 million of interest.

        Other holders of unsecured claims against ASML and ASMC, except ASML's equity holders, received or will receive cash payment for their claims up to a maximum recovery of $10,000 per claim, or a pro rata distribution of common stock of the Company. Through June 30, 2009 the Company has made cash payments of $49,000 in resolution of such claims and has issued no shares of common stock. ASML's equity holders received no recovery under the Plan, and their shares will be canceled in connection with ASML's Cayman Islands liquidation proceeding.

        On the Effective Date, Sumitomo and the other senior lenders waived and released ASML and the Company from any liability associated with amounts outstanding under the project finance facility relating to the San Cristóbal mine.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

  Sale of the San Cristóbal Mine

        On the Effective Date, in conjunction with, and as a condition to the emergence from bankruptcy, ASML sold to Sumitomo its remaining direct and indirect interests in the San Cristóbal mine, including its 65% interest in MSC, for a cash purchase price of $27.5 million, plus $2.5 million in expense reimbursements and the assumption of certain liabilities. The transaction was completed pursuant to the Purchase and Sale Agreement dated January 12, 2009 (the "Purchase Agreement") among ASML, certain other wholly-owned subsidiaries of ASML, Sumitomo and one of Sumitomo's wholly-owned subsidiaries. Under the Purchase Agreement and the Plan, ASML and the Company were released from all liabilities associated with the San Cristóbal mine, including ASML's guarantee of San Cristóbal's indebtedness.

        On the Effective Date, ASMC, which has been renamed Golden Minerals Services Corporation ("Golden Services"), entered into a Management Services Agreement with Sumitomo (the "Management Agreement") under which it is providing certain operations management services with respect to the San Cristóbal mine. The Management Agreement has an initial term of twelve months and thereafter may be terminated by Golden Services with twelve months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, Golden Services would be entitled to a $1.0 million termination fee. Golden Services would not be required to pay a termination fee.

  Fresh Start Accounting

        As required by GAAP, the Company used fresh start accounting effective March 25, 2009 following the guidance of American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company adopted fresh start accounting because holders of existing voting shares immediately before the Effective Date received less that 50% of the voting shares of the Successor and the reorganized value of the Successor is less than its post-petition liabilities and allowed claims. The Company's financial statements reflect a new capital structure and a new basis in the identifiable assets and liabilities assumed. Accordingly, the consolidated financial statements on or after March 25, 2009 are not comparable to the consolidated financial statements prior to that date.

        SOP 90-7 requires, among other things, the determination of the reorganization value of the Successor upon emergence from bankruptcy. Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Company's assets was determined with the assistance of a third party valuation expert and a minerals engineering firm who used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values. Based on these valuations and applying the principles of Financial Accounting Standard "Business Combinations (Revised)" ("FAS 141R"), the Company has adjusted upward the reported amounts of certain of its individual assets, net of liabilities, by a combined total of $9.1 million and has reflected that adjustment in the Predecessor's statement of operations in accordance with SOP 90-7. The upward adjustment relates primarily to recording at fair value certain exploration properties and a royalty interest that were previously reflected on the Predecessor's balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred. Future costs of exploration will continue to be expensed as incurred.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

        The total equity of the Successor at the Effective Date, totaling $36.5 million, has been adjusted to reflect no beginning retained earnings or deficit, after taking into account the cancelation of the Notes, the issuance of new shares in the Company, and the fresh start accounting adjustments. The total equity of the Successor company at the Effective Date reflects the estimated enterprise value of the Company following the principles of SOP 90-7 and FAS 141R. As part of the Company's bankruptcy proceedings, an enterprise value ranging from $15 million to $30 million was initially projected based on a blend of valuations using market value multiples for peer companies and an assessment of the underlying values of the Company's mineral properties at the time of the bankruptcy filing. As discussed above, and in conjunction with finalizing the fresh start accounting adjustments, additional valuation assessments of the fair value of the Successor company's assets was performed with the assistance of a third party valuation expert and a minerals engineering firm to arrive at the Company's reported equity value at the Effective Date of $36.5 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

        The balance sheet adjustments presented below summarize the impact of the reorganization, the sale of the San Cristóbal mine and the application of fresh start accounting as of the Effective Date.

GOLDEN MINERALS COMPANY
REORGANIZED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	March 24, 2009
	Predecessor Balances	Sale of San Cristóbal Mine (Note I)	Reorganization Adjustments (Note II)	Fresh Start Adjustments (Note III)	Successor Balances
	(amounts in thousands)
Assets
Current assets
Cash and cash equivalents	$43,120	$27,500	$(45,000)	$—	$25,620
Restricted cash	14,853	(14,853)	—	—	—
Investments	88	—	—	—	88
Trade receivables	19,208	(19,023)	—	—	185
Inventories	89,633	(89,633)	—	—	—
Prepaid expenses and other assets	8,543	(7,025)	—	—	1,518

Total current assets	175,445	(103,034)	(45,000)	—	27,411
Property, plant and equipment, net	190,439	(187,387)	—	9,605	12,657
Ore stockpile inventories	74,756	(74,756)	—	—	—
Value added tax recoverable	168,842	(168,842)	—	—	—
Investments	5,249	—	—	—	5,249
Other	48	(44)	—	—	4

Total assets	$614,779	$(534,063)	$(45,000)	$9,605	$45,321

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and other accrued liabilities	$44,889	$(36,312)	$—	$—	$8,577
Accrued interest payable	8,987	(5,809)	(3,178)	—	—
Current portion of long term debt	553,516	(263,529)	(289,987)	—	—

Total current liabilities	607,392	(305,650)	(293,165)	—	8,577
Long term debt	37,517	(37,517)	—	—	—
Asset retirement obligation	9,675	(9,675)	—	—	—
Other long term liabilities	2,752	(2,752)	—	483	483

Total liabilities	657,336	(355,594)	(293,165)	483	9,060

Shareholders' deficit
Ordinary Shares (Common Stock)	560	—	(530)	—	30
Additional paid in capital	684,122	—	(647,891)	—	36,231
Accumulated deficit	(897,299)	(8,409)	896,586	9,122	—

Parent company's shareholder's equity (deficit)	(212,617)	(8,409)	248,165	9,122	36,261
Noncontrolling interest in subsidiaries	170,060	(170,060)	—	—	—

Total shareholders' equity (deficit)	(42,557)	(178,469)	248,165	9,122	36,261

Total liabilities and shareholders' deficit	$614,779	$(534,063)	$(45,000)	$9,605	$45,321

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

  Note I.—The adjustments relate to the sale of the San Cristóbal mine to Sumitomo include $27.5 million of cash received from the sale, the write-off of $561.5 million of assets sold to Sumitomo, net of $355.6 million of liabilities assumed by Sumitomo, the release of $170.1 million of non-controlling interest primarily related to Sumitomo and a loss on the sale of $8.4 million.

  Note II.—The reorganization adjustments include a $45.0 million reduction of cash for amounts paid to the holders to settle the Notes, a write-off of the $290.0 million liability related to the Notes, plus $3.2 million of accrued interest, and a $248.2 million gain on extinguishment of debt. The reorganization adjustments also include the write-off of $896.3 million of accumulated deficit, $647.6 million of additional paid in capital and $0.5 million of ordinary shares to reflect the elimination of the Predecessor's shareholder's equity.

  Note III.—The fresh start adjustments reflect a write-up of property, plant and equipment to estimated fair value including $7.3 million related to the Company's exploration properties, $2.0 million related to a mineral property royalty held by the Company and $0.3 million related to an aircraft owned by the Company. The fresh start adjustment also includes $0.5 million deferred tax liability adjustment to reflect the tax effect of the adjustments to property, plant and equipment. As the result of the above adjustments the Company recorded a positive $9.1 million fresh start adjustment in the statement of operations for the period ended March 24, 2009.

3. Discontinued Operations

        As a result of the sale, results of operations of the San Cristóbal mine and related subsidiaries sold are presented as discontinued operations for the periods on the Consolidated Statements of Operations and Comprehensive Income (Loss) through March 24, 2009, the date of the sale, including all direct financing related to the San Cristóbal mine (see Note 2). Additionally, costs incurred for management service fees that were previously eliminated upon consolidation have not been eliminated and are reflected as a cost of service between the discontinued operations and the Company.

        The Company determined that reporting discontinued operations is appropriate in accordance with Emerging Issues Task Force 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Based upon the guidance in EITF 03-13, the Company has determined that the continuing cash flows generated by the Management Agreement for the San Cristóbal mine are not so significant as to constitute continuing involvement with the mine. In addition, management has evaluated the Company's other ongoing involvement with the San Cristóbal mine as a result of the Management Agreement, and concluded that it does not represent significant continuing involvement as defined in EITF 03-13.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Discontinued Operations (Continued)

        The results of discontinued operations for the period January 1, 2009 through March 24, 2009 and for the three and six month periods ended June 30, 2008 are as follows (amounts in thousands):

	For The Period January 1, 2009 Through March 24, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue:
Sale of concentrates, net	$99,049	$59,678	$196,531
Costs and expenses:
Costs applicable to sales	(59,955)	(63,955)	(131,761)
Management fee	(1,350)	(1,641)	(2,991)
Asset retirement accretion expense	(232)	(197)	(366)
Gain on comodity drivatives	—	223,464	195,639
Foreign currency gain	1,960	5,764	10,739
Depreciation, depletion and amortization	(10,527)	(7,169)	(18,411)

Total costs and expenses	(70,104)	156,266	52,849

Income from operations	28,945	215,944	249,380
Other income and expenses:
Interest and other income	67	149	352
Interest expense and other borrowing costs	(22,233)	(11,910)	(24,917)

Total other income and expenses	(22,166)	(11,761)	(24,565)

Income before income taxes	6,779	204,183	224,815
Income taxes	(2,523)	(11,097)	(21,515)

Income before sale of interest in subsidiaries	4,256	193,086	203,300

Gain (loss) on sale of interest in subsidiaries	(8,409)	63,071	63,071

Income (loss) from discontinued operations	$(4,153)	$256,157	$266,371

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Discontinued Operations (Continued)

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

Liabilities and Shareholder's Equity
Accounts payable and accrued liabilities	$44,878
Accrued interest payable	5,797
Current portion of long term debt	233,623

Current liabilities	284,298
Long term debt	59,951
Reclamation & remediation liabilities	9,155
Other long term liabilities (income taxes)	4,398
Non-controlling interest	150,792
Accumulated earnings	37,872

$546,466

        There are no remaining assets or liabilities from discontinued operations at June 30, 2009.

4. Significant Accounting Policies

  Recently Adopted Standards

        During May 2008 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FSP No. APB 14-1 will require the liability and equity components of convertible debt instruments to be separately accounted for in a

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Significant Accounting Policies (Continued)

manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As the Company did not have the ability or requirement to cash settle the Notes upon conversion, it does not have any instruments that fall within the scope of FSP No. APB 14-1 and accordingly there was no impact on the Company's consolidated financial position, results of operations or cash flows.

        During February 2008 the FASB issued Staff Position No 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of Financial Accounting Standard No. 157 "Fair Value Measurements" (FAS No. 157") by one year (until fiscal years beginning after November 15, 2008, or fiscal year 2009 for the Company) for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP FAS 157-2 for the Company's nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009. The adoption did not have a material impact on the Company's financial position or results of operations.

        During March 2008 the FASB issued Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 161"). FAS No. 161 enhances the disclosure requirements under Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. The Company adopted the provisions of FAS No. 161 on January 1, 2009, which did not impact the Company's disclosure requirements under FAS No. 133.

        During December 2007 the FASB issued FAS No. 141R, which provides revised guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests acquired, and goodwill acquired. Under fresh-start accounting, the Company re-measured the assets and liabilities assumed from ASML at fair value and recorded a $9.1 million gain on reorganization per the guidance of FAS No. 141R and SOP 90-7.

        During December 2007 the FASB issued Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"" ("FAS No. 160"). A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. The provisions of FAS No. 160 became effective for the Predecessor on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of non-controlling interests, which have been applied retrospectively for all periods presented. Upon adoption of FAS No. 160, non-controlling interests of approximately $150.8 million as of December 31, 2008 were recast to a component of total equity in the consolidated balance sheet. In addition, prior to the adoption of FAS No. 160, GAAP did not permit the allocation of losses to the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Significant Accounting Policies (Continued)

non-controlling interest in excess of the non-controlling interest's recorded interest in the subsidiary. At December 31, 2008, a non-controlling interest of the Predecessor had accumulated approximately $2.4 million of such unallocated losses. At June 30, 2009 the Company had no activities which would require the reporting of a non-controlling interest.

        In April 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), which: i) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, ii) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and iii) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended June 30, 2009 (see Note 13).

  Recently Issued Pronouncements

        In May 2009, the FASB issued FASB Statement No. 165 "Subsequent Events" ("FAS No. 165") which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of FAS No. 165 for the interim period ended June 30, 2009. The adoption of FAS No. 165 had no impact on the Company's consolidated financial position, results of operations or cash flows.

        During June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("FAS No. 168" or "the Codification"). FAS No. 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for the Company's

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Significant Accounting Policies (Continued)

interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of FAS 168 to have a material impact its consolidated financial position, results of operations or cash flows.

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

        The following tables summarize the Company's investments at June 30, 2009 and December 31, 2008:

June 30, 2009	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Successor
Investments:
Short-term:
Available for sale
Auction rate securities	$5,249	$4,606	$4,606
Common stock	88	226	226

Total available for sale	5,337	4,832	4,832

Total short term	$5,337	$4,832	$4,832

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Investments (Continued)

December 31, 2008	Cost	Estimated Fair Value	Carrying Value
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

        Quoted market prices at June 30, 2009 and December 31, 2008 were used to determine the estimated fair values of the above investments, except with respect to the ARS. See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

Auction Rate Security Investments (ARS)

        During July 2009 the Company sold certain of its ARS investments in a secondary market for $2.5 million (see Note 20). At June 30, 2009 these ARS investments held by the Company were recorded at an estimated fair value of $2.5 million equal to the July 2009 sales proceeds of these ARS investments. For the remaining ARS investments not sold, the estimated fair value was determined by the Company with the assistance of a third party valuation firm. The ultimate disposition of these remaining ARS may result in recoverable values that are significantly different from the estimates made by management and the Company may be required to recognize impairments. During the second quarter 2009, the Company recognized a net loss of $1.3 million related to the fair value adjustment for the ARS investments sold during July 2009 and recognized a $0.7 million unrealized gain, in other comprehensive income, related to the ARS investments not disposed of.

Credit Risk

        Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and cash equivalents and investments, the Company's maximum exposure to credit risk represents the carrying amount on the balance sheet. The Company attempts to mitigate credit risk for cash and cash equivalents and investments by placing its funds and

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Investments (Continued)

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

6. Prepaid expenses and other assets

        Prepaid expenses and other assets consist of the following:

	June 30, 2009	December 2008
	Successor	Predecessor
	(in thousands)
Current portion of note receivable	$—	$2,079
Royalty receivable	128	—
Joint venture receivable	67	—
Deferred leasehold costs	345	—
Prepaid insurance	303	3,356
Prepaid legal costs	171	—
Accrued interest on investments	26	236
Prepaid contractor fees and vendor advances	76	7,266
Insurance premium refund receivable	—	778
Recoupable deposits and other	196	1,835

	$1,312	$15,550

  June 30, 2009

        The joint venture receivable is related to amounts due from a joint venture project the Company owns in Peru. Deferred leasehold costs are related to the Company's headquarters office lease in Golden, Colorado. Prepaid legal costs are related to retention amounts paid for legal services and are expected to settle during the third quarter 2009. Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for exploration related services.

        In addition included in non-current assets is approximately $557,000 of prepaid insurance on which amortization will be recognized through 2015.

  December 31, 2008

        The current portion of notes receivable was related to funds previously advanced by the Company to the contractor that constructed the load out facilities at the Port of Mejillones (see Note 11). Prepaid contractor fees and vendor advances consisted primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristóbal mine. Each of these amounts was eliminated in the sale of the San Cristóbal mine to Sumitomo.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

7. Inventories

        Inventories at the San Cristóbal mine at December 31, 2008 consisted of the following:

December 31, 2008
(in thousands)
Current Inventories
Concentrate	$18,638
Material and supplies	56,370

$75,008

Long Term Stockpile Inventories
Oxide ore stockpiles	$72,628

$72,628

        The Company had no inventories at June 30, 2009, as all inventories were associated with the San Cristóbal assets sold (see Notes 2 and 3).

        Concentrate inventories at December 31, 2008 consisted of approximately 46,467 tonnes of concentrates and were carried at the lower of cost or market. The long term stockpile inventories consisted of stockpiled ore that will be processed later in the mine life and were carried at the lower of cost or market. Material and supplies inventory consisted primarily of fuel, reagents and operating supplies at the San Cristóbal mine and were carried at the lower of cost or market.

8. Value Added Tax Recoverable

        The Company has recorded value added tax ("VAT") paid in Bolivia and related to the San Cristóbal mine as a recoverable asset. At June 30, 2009, the Company had no recoverable VAT as all recoverable VAT was associated with the San Cristóbal assets sold (see Notes 2 and 3). At December 31, 2008 the VAT recoverable amount was $157.1 million and included $19.5 million of recoverable Bolivian import duties.

        The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration activities, which is charged to expense as incurred because of the uncertainty of recoverability.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Property, Plant and Equipment and assets held for sale

  Property, plant and equipment

        The components of property, plant and equipment are as follows:

	June 30, 2009	December 31, 2008
	Successor	Predecessor
	(in thousands)
Mining properties	$—	$49,596
Exploration properties	6,232	—
Construction in progress	—	14,782
Buildings & leasehold improvements	382	3,709
Mining equipment and machinery	1,912	123,139
Other furniture and equipment	661	5,128

	9,187	196,354
Less: Accumulated depreciation	(163)	(56,446)

	9,024	139,908

Equipment under capital lease	—	72,425
Less: Accumulated depreciation	—	(21,337)

	—	51,088

Port facilities under lease	—	12,283
Less: Accumulated depreciation	—	(745)

	—	11,538

	$9,024	$202,534

        The increase in exploration properties is the result of recording certain of the Company's exploration properties at fair market value per the requirements of fresh start accounting as discussed in Note 2.

        Property, plant and equipment with a net book value of $187.4 million were included in the net assets and liabilities sold with the San Cristóbal mine on March 24, 2009.

        During the second quarter 2009, the Company sold an office building it owned in La Paz, Bolivia for $650,000 and recorded a loss on the sale of $180,000 plus tax expense related to the transaction of $33,000. The Company received an upfront cash payment of $600,000 and will receive the remaining $50,000 upon final closing during the third quarter 2009.

  Assets held for sale

        At June 30, 2009 the company had obtained approval from the Company's board of directors to sell an exploration property it holds in Bolivia with a carrying value of $2.5 million and a property it holds in Mexico with a carrying value of $0.6 million. The property in Bolivia is subject to a joint venture arrangement with a third party that is currently earning a majority operating interest by funding certain exploration and operations feasibility work. The property in Mexico consists of a few

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Property, Plant and Equipment and assets held for sale (Continued)

mining concessions located on the southern edge of the Zacatecas district, outside of the Company's targeted exploration program in the area. The Company is currently negotiating with potential buyers for both properties. At June 30, 2009 the $3.1 million carrying value of the two properties were recorded as assets held for sale.

10. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
	Successor	Predecessor
	(in thousands)
Accounts payable and accruals	$2,400	$27,502
Deferred revenue	—	3,227
Amounts due smelters	—	7,974
Income taxes payable	—	1,764
Accrued employee compensation and benefits	1,192	8,394

	$3,592	$48,861

        Accrued employee compensation and benefits at June 30, 2009 consist of $0.4 million of accrued performance bonuses payable, $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable.

11. Debt

        The Company's debt at December 31, 2008 consisted of the following:

	Current	Long-term
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$180,000	$—
4.0% Convertible Senior Subordinated Notes due 2024	109,987	—
Project finance facility	225,000	—
Note assigned to Sumitomo	—	9,060
Capital leases	8,307	39,549
Port lease liability	316	11,342

	$523,610	$59,951

        Subsequent to December 31, 2008 all of the Company's debt was sold or extinguished as a result of the sale of the net assets and liabilities of the San Cristóbal mine and Chapter 11 reorganization (see Note 2).

2.875% Notes and 4.0% Notes

        Under the Plan, holders of the Notes received a pro rata distribution of (i) 2,987,735 shares of the Company's common stock and (ii) approximately $45.0 million of cash in exchange for the cancellation

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Debt (Continued)

of the Notes. An additional 12,265 shares were reserved for issuance to holders of unsecured claims of ASML, and any such shares that are not issued the holders of such claims will be issued to the Note holders on a pro rata basis. To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million of accumulated interest and recorded a $248.2 million gain at March 24, 2009. At June 30, 2009, the Company had no further obligations related to the Notes, other than the possible issuance of the additional shares noted above. Had ASML not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued an additional $1.9 million of interest.

San Cristóbal Project Finance Facility

        On December 17, 2008, Sumitomo purchased 90% of the loans under the San Cristóbal Project Finance Facility (the "Facility") from the senior lenders. ASML's guarantee and other obligations to Sumitomo with respect to the 90% of the facility owned by Sumitomo were terminated as part of the Plan and the sale of the San Cristóbal mine. The remaining 10% of the Facility held by the senior lenders was canceled in connection with the Company's emergence from bankruptcy under the Plan. The Predecessor (ASML) recognized a $22.5 million gain on the termination of its obligations related to the Facility and recorded the gain as a reduction of the loss on the sale of interest in subsidiaries as the Facility was the primary obligation of MSC. At June 30, 2009, the Company had no further obligations related to the Facility.

        The Company segregates cash that is restricted by contractual agreement, and reports these amounts separately in the financial statements. At December 31, 2008 the Company reported as current restricted cash $20.6 million that was restricted to provide operating capital for the San Cristóbal mine and the payment of the Facility principal and interest.

Sumitomo Note Assignment

        During 2006 and 2007 ASML loaned funds to San Cristóbal Transportadad de Eletricidad S.A. ("SC TESA"), the contractor that constructed the power line for the San Cristóbal mine, and received a promissory note from SC TESA in the amount of $21.2 million. In connection with the September 2006 sale of 35% of the San Cristóbal mine to Sumitomo, ASML sold 35% of this note to Sumitomo. At December 31, 2008 the Company had recorded a note payable to Sumitomo in the amount of $9.1 million, which includes accrued interest, as a result of the assignment of the 35% interest in the SC TESA promissory note. In connection with the sale of the San Cristóbal mine to Sumitomo, the remaining amount of the SC TESA note receivable was sold to Sumitomo and the note payable to Sumitomo was terminated. At June 30, 2009, the Company had no further obligations related to the note assignment.

Capital Leases

        Certain mining equipment used by the contractor that provides mining services for the San Cristóbal mine has been recorded as capital leases because the equipment is used exclusively at the San Cristóbal mine. At December 31, 2008 ASML had recorded on its balance sheet $51.1 million of equipment, net of accumulated depreciation, and a capital lease obligation of $47.9 million related to the leased equipment. Following the sale of the San Cristóbal mine to Sumitomo, the Company

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Debt (Continued)

retained no interest in the mining contract or equipment. At June 30, 2009 the Company had no capital lease obligations.

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

Sumitomo Working Capital Line of Credit

        During 2008, Sumitomo provided $150.0 million in funding to the San Cristóbal mine under a working capital credit line to augment cash flow from concentrate sales in order to fund San Cristóbal's operating costs, income and other taxes, capital costs and financing costs. All obligations of the Company with respect to the Sumitomo working capital line of credit were terminated with the sale of the San Cristóbal mine to Sumitomo and at June 30, 2009 the Company had no obligations related to the working capital line of credit.

12. Asset Retirement Obligations

        ASML had developed an asset retirement plan for the San Cristóbal mine which included estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company's policies.

        The following table reconciles the beginning and ending balance for ASML's asset retirement obligations:

	The Period Ended March 24, 2009	Year Ended December 31, 2008
	(in thousands)
Beginning balance	$9,155	$6,981
ARO arising in the period	288	1,380
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	232	794
Obligation assumed in sale of MSC	(9,675)	—

Ending balance	$—	$9,155

        All asset retirement obligations of the Company were terminated in connection with the sale of the San Cristóbal mine. At June 30, 2009 the Company had no asset retirement obligations related to the San Cristóbal mine or any of its exploration properties.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Fair Value Measurements

        Effective January 1, 2008 the Company adopted Financial Accounting Standards No. 157 "Fair Value Measurements", ("FAS No. 157") for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis. FAS No. 157 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per FAS No. 157 are as follows:

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

        The following table summarizes the Company's financial assets at fair value at June 30, 2009, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$12,000	$—	$—	$12,000
Short-term available for sale securities	226	—	—	226
Auction rate securities	—	2,498	2,108	4,606

	$12,226	$2,498	$2,108	$16,832

        The Company's cash equivalents, comprised principally of time deposits, are classified within Level 1 of the fair value hierarchy.

        The Company's short-term available for sale securities are classified within Level 1 of the fair value hierarchy. These securities are comprised of common stock, which have been valued using quoted prices in active markets.

        Certain of the Company's ARS are classified within Level 2 of the fair value hierarchy. The fair value of these securities was determined equal to the proceeds the Company received during July 2009 for the sale of these securities. They represent Level 2 classification since they were sold in an inactive market and represent observable inputs directly attributable to the assets (see Note 20).

        Certain of the Company's ARS are classified within Level 3 of the fair value hierarchy. These securities are valued by the Company, with the assistance of a third party valuation firm. They are valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Fair Value Measurements (Continued)

model taking into account significant assumptions regarding coupon payments, recovery, and redemption values. The Company uses these significant Level 3 inputs as there is no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

        The following table summarizes the change in fair value of the Company's Level 3 financial assets (ARS):

Six Months Ended June 30, 2009
(in thousands)
Beginning balance	$5,101
Realized losses	(2,159)
Unrealized gains	1,664
Reclassified to Level 2	(2,498)

Ending balance	$2,108

14. Income Taxes

        The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company's income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. The Company's total unrecognized tax benefits, representing uncertain tax positions taken or expected to be taken on tax returns, were $1.4 million and $2.3 million as of June 30, 2009 and December 31, 2008, respectively. Of these, $1.4 million and $2.3 million resulted in a reduction to the Company's deferred tax assets as of June 30, 2009 and December 31, 2008, respectively. As a result of the reorganization, pursuant to the Plan, the Company reduced unrecognized tax benefits by $0.9 million.

        For the period March 25 through June 30, 2009, the Company incurred operating losses, and recognized income tax of $0.2 million consisting of $0.4 million withholding tax on management services provided to Bolivia, less $0.2 million tax benefits for losses which offset previously recognized deferred tax liabilities. Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results. The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009 also due to Bolivia withholding tax on management services, and income tax of $2.5 million is included in discontinued operations for the same period in the accompanying consolidated statement of operations and comprehensive income (loss). For the six months ended June 30, 2008, the Predecessor recognized income tax of $1.6 million for Bolivia withholding tax, and income tax of $20.2 million is included in discontinued operations.

        As part of the Plan, the Company received the remaining assets of the predecessor company, which include investments in subsidiaries, some of which are disregarded for U.S. tax purposes. The US tax basis of the assets received is limited to the fair value placed on them for fresh start purposes. A deferred tax liability of $0.5 million was recognized for fresh start purposes for assets whose fresh

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

14. Income Taxes (Continued)

start value exceeded the tax basis. Deferred tax liabilities were reduced to $0.3 million as of June 30, 2009, as the result of the recognition of $0.2 million of deferred tax benefits resulting from losses incurred during the period.

15. Shareholders' Equity

        Equity Incentive Plans—The Predecessor had established stock plans to issue share options and other share awards to officers, directors, employees, consultants and agents of the Predecessor and its subsidiaries (the "Stock Plans").

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

        As discussed in Note 2, the Predecessor's equity holders received no recovery under the Plan following emergence from Chapter 11. As such, the following shares underlying awards granted under the Stock Plans were cancelled and the holders of grants under the Stock Plans have no further rights or recovery: approximately 2.5 million stock option grants to employees and directors, with an average exercise price of $14.83; 211,975 restricted share grants to employees, with a weighted average grant date fair value of $15.22 per share; and 55,549 restricted stock units granted to directors, with a weighted average grant date fair value of $11.70 per unit. Per the guidance of Financial Accounting Standards No. 123R, "Statement No. 123 (revised 2004) Share-Based Payment" ("FAS No. 123R"), ASML recognized $2.4 million of compensation expense related to the stock options, restricted share grants and restricted stock unit grants cancelled. The compensation expense recognized was the unrecognized grant date fair value of the options and grants remaining at the date of cancellation. In addition, 350,000 warrants, held by third parties, to purchase Ordinary Shares at a price of $20.79 per Ordinary Share were cancelled.

        On April 3, 2009, the Company adopted the 2009 Equity Incentive Plan (the "Equity Plan") and the Company's board of directors granted 270,000 shares of restricted common stock to the Company's executive officers and employees pursuant to the Equity Plan. One-half of the shares awarded will vest on the first anniversary of the grant date and one-half will vest on the second anniversary of the grant date, provided that the officer or employee is employed by or continues to serve the Company on the applicable vesting date.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Shareholders' Equity (Continued)

        A summary of the status of the Company's restricted stock grants issued under the Equity Plan at June 30, 2009 and changes during the period April 3, 2009 through June 30, 2009:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	—	$—
Granted during period	270,000	10.92
Restrictions lifted during the period	—	—
Forfeited during period	—	—

Outstanding at end of the period	270,000	10.92

        As the Company's shares were not yet listed and publicly traded at the time of the restricted stock grants, the grant date fair value was calculated by dividing the total shares of common stock available under the Joint Plan of Reorganization by the net fair value of the reorganized company following the principles of SOP 90-7 and FAS 141R (see Note 2). For the quarter ended June 30, 2009 the Company recognized $0.5 million of compensation expense related to the restricted stock grants and expects to recognize additional compensation expense of approximately $2.3 million over the next 1.8 year period.

        Also, pursuant to the Equity Plan, the Company's board of directors adopted the Non-Employee Director's Deferred Compensation and Equity Award Plan (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan the directors will receive a portion of their compensation in the form of Restricted Stock Units ("RSU") issued under the Equity Plan. The Restricted Stock Units typically vest one year after the date of grant so long as the individual is still serving as a director. Each Restricted Stock Unit entitles the director to receive one unrestricted share of common stock for each vested Restricted Stock Unit upon the termination of the director's board service. The non-employee directors were granted 25,000 RSU, with a grant date of April 3, 2009.

        A summary of the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2009 and changes during the period April 3, 2009 through June 30, 2009:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	—	$—
Granted during period	25,000	10.92
Restrictions lifted during the period	—	—
Forfeited during period	—	—

Outstanding at end of the period	25,000	10.92

        As the Company's shares were not yet listed and publicly traded at the time of the RSU grants, the grant date fair value was calculated by dividing the total shares of common stock available under the Joint Plan of Reorganization by the net fair value of the reorganized company following the principles of SOP 90-7 and FAS 141R (see Note 2). For the quarter ended June 30, 2009 the Company

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Shareholders' Equity (Continued)

recognized $0.1 million of compensation expense related to the RSU grants and expects to recognize additional compensation expense of approximately $0.2 million over the next nine month period.

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

        At June 30, 2009 the Company does not participate in any business arrangements that require the reporting of a non-controlling interest pursuant to FAS No. 160.

        The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Company:

	For The Period March 25, 2009 Through June 30, 2009	For The Period January 1, 2009 Through March 24, 2009	Six Months Ended June 30, 2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Amounts attributable to Golden Mineral common stockholders and Predecessor's ordinary shareholders:
Income (loss) from continuing operations	$(7,174)	$243,621	$(27,980)
Discontinued operations	—	(12,022)	231,241

Net income (loss)	$(7,174)	$231,599	$203,261

Sumitomo Corporation

        The Predecessor consolidated 100% of the accounts of the San Cristóbal mine and recorded Sumitomo's 35% non-controlling interest in the gains or losses of the San Cristóbal mine and its subsidiaries for the period reported. In addition, the Predecessor recorded certain advances and loan proceeds from Sumitomo and interest due Sumitomo to non-controlling interest.

        Net income attributable to the Predecessor for the period January 1, 2009 through March 24, 2009 includes $7.9 million of non-controlling interest expense related to Sumitomo's interest in the San Cristóbal mine earnings during that period (see Note 3).

        At June 30, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no non-controlling interest related to Sumitomo recorded on its books.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Non-controlling Interest (Continued)

SC TESA

        During 2005 the Predecessor entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. In accordance with the guidance of FASB Interpretation No. 46R, "Variable Interest Entities," Predecessor fully consolidated the accounts of SC TESA for financial reporting purposes. Because SC TESA was consolidated for financial reporting purposes, the intercompany profit earned by SC TESA was eliminated and the Company recognized a non-controlling interest offset to SC TESA's earnings or loss.

        Loss from discontinued operations for the period January 1, 2009 through March 24, 2009, includes $0.3 million of non-controlling interest expense related to SC TESA's intercompany profit (see Note 3).

        At June 30, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no non-controlling interest related to SC TESA recorded on its books.

17. Revenue and Cost of Services

        On the Effective Date, the Company entered into the Management Agreement under which it provides certain management services with respect to the San Cristóbal mine. The Management Agreement provides for an annual fee of $9.5 million. The Company expects that approximately $3.5 million of the fee paid for 2009 will constitute reimbursement for direct administrative expenses the Company incurs on behalf of the San Cristóbal mine. The Company may also earn a potential annual incentive fee of up to $1.5 million, which would not be determined or paid until 2010. Under the terms of the Management Agreement, the Company will receive the fee and any reimbursements net of any Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as "Revenue from Services" in the statement of operations following the guidance of Emerging Issues Task Force 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", ("EITF 01-14") and Emerging Issues Task Force 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", ("EITF 99-19"), both of which support recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed administrative costs and other direct expenses will be reported as costs of services in the statement of operations. Reimbursed Bolivian withholding taxes will be reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML.

        For the period March 25, 2009 through June 30, 2009 the Company had recorded $3.4 million as revenue related to the Management Agreement, comprised of $3.0 million of fees (which included reimbursement for direct administrative expenses of $1.4 million) and $0.4 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $1.1 million to cost of services and $0.4 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Commitments and Contingencies

        The Company concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004 in connection with an inactive, early stage exploration property that is not related to any of the Company's current or former active exploration or operating properties. Based on findings to date, no changes to the Company's previously filed financial statements are warranted as a result of these matters. The Company contacted the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") during 2006 and reported the results of the internal investigation. The Company was informed that the SEC and DOJ commenced investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. On January 7, 2009, the Company received a "Wells notice" from the staff of the SEC (the "Staff"), which stated that the Staff intended to recommend to the SEC that an enforcement action be commenced against the Company, alleging that the Company violated Sections 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 30A of the Securities Exchange Act of 1934 (the "Exchange Act"). The Wells notice further stated that the Staff may seek permanent injunctive relief, disgorgement, prejudgment interest and civil money penalties against the Company. The Company has submitted a Wells Statement putting forth reasons that the SEC should not institute civil enforcement proceedings against it.

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

        Subsequently, the Company entered into discussions with the Staff concerning a settlement of the conduct subject to the SEC's investigation. As a result, the Company reached an agreement in principle with the staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, the Company, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting the Company from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Exchange Act. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval, negotiation of the terms of the settlement papers and approval by the Company's Board of Directors. The Company cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

        The Company is cooperating fully with the SEC and DOJ investigations. The Company cannot predict with any certainty the final outcome of the DOJ's investigation, including any fines or penalties that may be imposed. Moreover, absent the Commission's approval of the proposed settlement, the Company cannot predict with any certainty the final outcome of the SEC's investigation, including any fines or penalties that may be imposed.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

19. Supplemental Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

	For The Period March 25, 2009 Through June 30, 2009	For The Period January 1, 2009 Through March 24, 2009	Six Months Ended June 30, 2008
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net income (loss) before noncontrolling interests	$(7,174)	$239,468	$238,391
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	152	10,977	18,735
Amortization of deferred financing costs	—	—	2,248
Accretion of asset retirement obligation	—	232	366
Amortization of premiums and discounts	—	37	(229)
Mark-to-market (gain) loss on derivative positions	—	36	(195,638)
Loss on sale of assets	180	—	—
Loss on auction rate security investments	1,332	828	3,100
Gain on extingushment of debt	—	(248,165)	—
(Gian) loss on sale of interest in subsidiary	—	8,409	(63,071)
Fresh start accounting adjustment	—	(9,122)
Stock compensation	609	2,920	2,049
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(98)	(11,893)	1,911
(Increase) decrease in accrued interest receivable	126	84	240
Port fees applied to Port of Mejillones note receivable	—	709	1,382
Increase (decrease) in prepaid expenses and other assets	(427)	6,063	1,896
Increase in inventories	—	(12,000)	(61,534)
Increase in value added tax recoverable, net	—	(11,696)	(32,426)
Increase in accrued interest payable	—	11,496	5,618
Increase (decrease) in deferred revenue	—	(3,227)	52,667
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(5,017)	2,462	37,811
Increase in deferred leasehold payments	369	—	—
Decrease in deferred taxes, net	(193)	(2,262)	(3,492)
Other increase (decrease)	3	795	2,105

Net cash provided by (used in) operating activities	$(10,138)	$(13,849)	$12,129

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

19. Supplemental Cash Flow Information (Continued)

        The following table sets forth supplemental cash flow information and non-cash transactions:

	For The Period March 25, 2009 Through June 30, 2009	For The Period January 1, 2009 Through March 24, 2009	Six Months Ended June 30, 2008
	(Successor)	(Predecessor)
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$—	$—	$17,224
Supplemental disclosure of non-cash transactions:
Initial measurement of asset retirement obligation	$—	$288	$959
Equipment acquired through capital lease	$—	$—	$1,283

20. Subsequent Events

Toronto Stock Exchange Listing

        The Company's common stock commenced trading on the Toronto Stock Exchange (the "TSX") at the opening of the market on Thursday, July 16, 2009 under the ticker symbol "AUM".

Sale of ARS Investments

        On July 23, 2009, the Company completed the disposition of certain of its ARS investments through two brokerage firms. The Company received approximately $2.5 million in exchange for the securities, which had a carrying value of approximately $2.5 million at March 31, 2009, which was net of an impairment loss of approximately $1.3 million which the Company recorded during the second quarter 2009.

        Subsequent events were evaluated by the Company as of August 7, 2009, the date at which the Consolidated Financial Statements were issued.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Golden Minerals Company ("Golden" or "we") is the successor to Apex Silver Mines Limited ("ASML") for purposes of reporting under U.S. federal securities laws. References in this discussion and analysis to "Successor" refer to Golden and its subsidiaries on or after March 25, 2009, after emergence from Chapter 11 bankruptcy proceedings ("Chapter 11"), as more fully described in footnote 2 to the consolidated financial statements. References to "Predecessor" refer to ASML and its subsidiaries prior to March 25, 2009. Since the emergence from Chapter 11 on March 24, 2009 (the "Effective Date"), the Chapter 11 proceeding have generally involved the reconciliation of claims. As of the date hereof, we have resolved substantially all Chapter 11 claims, and we expect to seek final closing of the Chapter 11 proceeding following the resolution of remaining claims. In addition, we expect to seek finalization of the ASML liquidation proceeding that is now pending in the Cayman Islands including cancellation of the ASML ordinary shares.

        The following discussion and analysis summarizes the results of operations of the Predecessor for the 83 day period ended March 24, 2009 and Golden for the 98 day period ended June 30, 2009, respectively and Golden for the quarter ended June 30, 2009, and changes in our financial condition from December 31, 2008. This discussion should be read in conjunction with Management's Discussion and Analysis included in ASML's Annual Report on Form 10-K for the period ended December 31, 2008.

Overview

        Our operations have changed substantially as a result of the sale of our interests in the San Cristóbal mine to Sumitomo in connection with our emergence from Chapter 11 (see Note 2 to the financial statements). We are primarily engaged in the exploration and advancement of our portfolio of exploration properties located primarily in South America and Mexico and in managing the San Cristóbal mine for Sumitomo. Our common stock commenced trading on the Toronto Stock Exchange (the "TSX") on July 16, 2009 under the ticker symbol "AUM".

        As part of the San Cristóbal sale, we entered into the Management Services Agreement under which we provide certain operations management services with respect to the San Cristóbal mine. Operations at the San Cristóbal mine generated positive operating cash flow for the period and achieved average concentrator throughput of 42,920 tonnes per day, exceeding the 40,000 tonnes per day designed capacity. Zinc concentrate production during the period was approximately 125,900 tonnes and lead concentrate production during the period was approximately 26,000 tonnes. Payable metal production from the San Cristóbal mine during the period totaled approximately 4.3 million ounces of silver, 62,300 tonnes of zinc and 17,100 tonnes of lead.

        During the current period, we continued to evaluate our exploration properties, including additional drilling on our El Quevar silver project in northwestern Argentina, where we drilled an additional 53 holes totaling approximately 5,100 meters. These holes were primarily designed to provide additional intercepts within the original drill pattern, which was spaced about 50 meters apart. This new drilling will provide intercepts spaced 25 to 30 meters apart and give us more information about the continuity and grade of the known mineralization. This drill program also tested extensions to the east and west of our main mineralized zone. Results confirm that the zone extends at least 450 meters further west and 350 meters east of the previously defined 750 meters long central zone, and is still open in both directions. We will update the mineral resource in the next quarter and have initiated engineering studies in support of a preliminary economic assessment for the project.

        Our field work at El Quevar has now identified fourteen target areas believed to have potential for the discovery of additional silver mineralization. The more promising of these areas will be the focus of drill testing in the coming months.

        We continue to advance our field evaluations of certain of our more interesting prospects in preparation for possible drill testing later in the year. Among these prospects are the high-grade vein targets in the Zacatecas district of central Mexico, where we have identified four areas that contain significant silver and base metal values in quartz veins and as disseminations in sedimentary rocks. In Peru, we have developed another potential high-grade vein target at our Palca project in southern Peru, where at least four veins exhibit silver values greater than 100 g/t with associated lead, zinc and gold values.

        During the second quarter 2009, we sold a building we owned in La Paz, Bolivia for $650,000 and recorded a loss on the sale of $180,000 plus tax expense related to the transaction of $33,000. We received an upfront cash payment of $600,000 and will receive the remaining $50,000 upon final closing during the third quarter 2009. On July 23, 2009, we completed the disposition of certain of our ARS investments through two brokerage firms. We received approximately $2.5 million in exchange for the securities, which had a carrying value of approximately $3.8 million at March 31, 2009 and recognized a net loss of $1.3 million during the second quarter 2009 as a fair value adjustment for the ARS investments sold. As of June 30, 2009 our board of directors had approved the sale of an exploration property we hold in Bolivia with a carrying value of $2.5 million and a property we hold in Mexico with a carrying value of $0.6 million. The property in Bolivia is subject to a joint venture arrangement with a third party that is currently earning a majority operating interest by funding certain exploration and operations feasibility work. The property in Mexico consists of a few mining concessions located on the southern edge of the Zacatecas district, outside of our targeted exploration program in the area. We are currently negotiating with potential buyers for both properties. At June 30, 2009 the carrying value of the two properties was recorded as assets held for sale.

Results of Operations

        For the results of continuing operations discussed below, we compare (i) the second quarter 2009 results from continuing operations of the Successor to the second quarter 2008 results of continuing operations of the Predecessor and, (ii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009 and the results of continuing operations of the Successor for the 98-day period ended June 30, 2009 to the results of continuing operations of the Predecessor for the six month period ended June 30, 2008. The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter 2009 are aggregated and presented as discontinued operations of the predecessor for the second quarter 2008, the six month period ended June 30, 2008 and the 83-day period ended March 24, 2009. The Successor does not report discontinued operations.

Three Months Ended June 30, 2009

  Continuing Operations

        Management service fees.    We recorded $3.1 million of management service fees for the second quarter 2009. The management service fees are related to the Management Agreement and are comprised of $2.7 million of fees (which included reimbursement for direct administrative expenses of $1.2 million) and $0.4 million for reimbursed withholding taxes. Management service fees for the six months ended June 30, 2008 were $1.4 million and were all related to fees received by the Predecessor from a subsidiary included in discontinued operations.

        Cost of services.    We recorded $1.0 million of costs of services for the second quarter 2009. The cost of services is comprised of reimbursed out-of-pocket costs incurred by us related to the Management Agreement. The Predecessor recorded no cost of services for the second quarter 2008.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.0 million for the quarter ended June 30, 2009, as compared to $9.1 million for the quarter ended June 30, 2008. Exploration expenses were incurred primarily at El Quevar in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. None of the exploration expenses reported relate to San Cristóbal.

        Administrative and reorganization.    Administrative expenses were $3.0 million and $3.3 million for the quarter ended June 30, 2009 and the quarter ended June 30, 2008, respectively. Administrative expenses, including public company costs, are incurred primarily by our corporate activities in support of our exploration program and our management services for the San Cristóbal mine. Reorganization expenses consisting primarily of legal and accounting fees related to our chapter 11 proceedings totaled $0.6 million for the quarter ended June 30, 2009. We did not incur any reorganization expenses during the quarter ended June 30, 2008.

        Loss on Auction Rate Securities.    We recorded losses of $1.3 million and $3.1 million related to our auction rate securities ("ARS") investments for the quarters ended June 30, 2009 and June 30, 2008, respectively. The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through June 30, 2009. The markets for the ARS have continued to deteriorate resulting in the recording of additional impairment charges. At June 30, 2009, the carrying value of our ARS was $4.6 million. At the end of July, 2009 we sold certain of our remaining ARS investments in a secondary market. We sold ARS with a face value of $41.5 million, and an impaired book value as of June 30, 2009 of $2.5 million, for $2.5 million.

        Interest and Other Income.    We recorded interest and other income of $0.2 million and $1.7 million for the quarters ended June 30, 2009 and June 30, 2008, respectively. We held lower average cash and investment balances during 2009 as compared to the same period in 2008, which resulted in lower interest being earned. In addition, interest rates were lower during 2009 as compared to the preceding years.

        Royalty Income.    During the quarters ended June 30, 2009 and June 30, 2008, we recorded a receivable of $0.1 million and received $0.2 million, respectively, of royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty. We believe that the 2009 quarterly payments have been withheld by Excellon pending completion of discussions regarding funding of certain expenses pursuant to a joint venture on a separate contiguous property.

        Interest and Other Expense.    During the quarter ended June 30, 2009, we held no debt and consequently we did not record any interest or other expense for the period. For the quarters ended June 30, 2008, we recorded interest and other expense in the amount of $2.6 million which was primarily related to interest incurred on our convertible notes. We ceased accruing interest on the convertible notes following our filing for protection under Chapter 11 on January 12, 2009 and the convertible notes were cancelled on March 24, 2009 in connection with our emergence from bankruptcy. The convertible notes were outstanding during the full quarter ended June 30, 2008.

        Income Taxes.    We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine. Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income. Our income tax provisions were $0.2 and $0.1 for the quarter ended June 30, 2009 and the quarter ended June 30, 2008, respectively and consists of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

  Discontinued Operations—San Cristóbal.

        The aggregated results of the discontinued operations related to the San Cristóbal mine totaled a $256.2 million gain for the second quarter 2008. The gain was primarily the result of a $223.5 million mark-to-market gain related to the Predecessor's open metal derivative positions, a $63.1 million gain on certain deferred payments sold to Sumitomo, partially offset by an $18.5 net loss from operations and $11.8 million of net interest and financing expense. The Successor does not report discontinued operations.

Six Months Ended June 30, 2009

  Continuing Operations

        Management service fees.    We recorded $4.7 million of management service fee income ($3.4 million and $1.3 million for the Successor and Predecessor, respectively) for the six months ended June 30, 2009. The Successor's $3.4 million of revenue is related to the Management Agreement and is comprised of $3.0 million of fees (which included reimbursement for direct administrative expenses of $1.4 million) and $0.4 million for reimbursed withholding taxes. The Predecessors $1.3 million of managements service fees is all related to fees received by the Predecessor from a subsidiary included in discontinued operations. Management service fees for the six months ended June 30, 2008 were $2.7 million and were all related to fees received by the Predecessor from a subsidiary included in discontinued operations.

        Cost of services.    We recorded $1.1 million of costs of services (all related to the Successor) for the six months ended June 30, 2009. The cost of services is comprised of reimbursed out-of-pocket costs incurred by us related to the Management Agreement. The Predecessor recorded no cost of services for the six month period ended June 30, 2008.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, totaled $7.0 million ($3.5 million and $3.5 million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, as compared to $15.3 million for the six months ended June 30, 2008. Exploration expenses were incurred primarily at El Quevar in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. None of the exploration expenses reported relate to San Cristóbal.

        Administrative and reorganization.    Administrative expenses totaled $8.1 ($3.3 million and $4.8 million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, as compared to $8.6 million for the six months ended June 30, 2008. Administrative expenses, including public company costs, are incurred primarily by our corporate activities in support of our exploration program and our management services for the San Cristóbal mine. Reorganization expenses were $0.7 million and $3.7 million for the Successor's results and Predecessor's results for the six month period ended June 30, 2009, respectively. The reorganization expenses relate to expenses for professional services incurred as a result of our bankruptcy filing and the sale of our interest in the San Cristóbal mine to Sumitomo. We incurred no reorganization expense during the six months ended June 30, 2008.

        Loss on Auction Rate Securities.    Loss on ARS investments totaled $2.1 million ($1.3 million and $0.8 million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, as compared to $3.1 million for the six months ended June 30, 2008. The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through June 30, 2009. The markets for the ARS have continued to deteriorate resulting in the recording of additional impairment charges. At June 30, 2009, the carrying value of our ARS was $4.6 million. At the end of July, 2009 we sold certain of our remaining ARS investments in a secondary market. We sold ARS with a face value of $41.5 million, and an impaired book value as of June 30, 2009 of $2.5 million, for $2.5 million.

        Interest and Other Income.    We recorded interest and other income of $1.3 million ($0.3 million and $1.0 million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, as compared to $3.6 million for the six months ended June 30, 2008. We held lower average cash and investment balances during 2009 as compared to the same period in 2008, which resulted in lower interest being earned. In addition, interest rates were lower during 2009 as compared to the preceding years.

        Royalty Income.    We recorded royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty of $0.2 million ($0.1 million and $0.1 million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, as compared to $0.2 million for the six months ended June 30, 2008. The property is being test mined by a joint venture partner, and we receive a royalty for product sold from the test mining operation. We believe that the two 2009 quarterly payments have been withheld by Excellon pending completion of discussions regarding funding of certain expenses pursuant to a joint venture on a separate contiguous property.

        Interest and Other Expense.    We recorded interest and other expense of $0.3 million ($0.0 million $0.3 and million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, as compared to $5.3 million for the six months ended June 30, 2008. The expense for both periods was primarily the result of interest incurred on our convertible notes. We ceased accruing interest on the convertible notes following our filing for protection under Chapter 11 on January 12, 2009 and the convertible notes were cancelled on March 24, 2009 in connection with our emergence from bankruptcy. The convertible notes were outstanding during the full six month period ended June 30, 2008.

        Income Taxes.    We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine. Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income. Our income tax provisions of $0.4 million ($0.2 million and $0.2 million for the Successor and Predecessor, respectively) for the six month period ended June 30, 2009, and $0.3 million for the six months ended June 30, 2008 consist of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

  Discontinued Operations—San Cristóbal.

        The loss from discontinued operations for the six months ended June 30, 2009 of $4.2 million was incurred during the 83-day period ended March 24, 2009 as discontinued operations related to the San Cristóbal asset group were sold at that date. We recognized an $8.4 million loss on the sale of the San Cristóbal asset group which is included in discontinued operations for the period.

        The gain from discontinued operations related to the San Cristóbal mine for the six month period ended June 30, 2008 totaled $266.4. The gain was primarily the result of a $195.6 million mark-to-market gain related to the Predecessor's open metal derivative positions, a $63.1 million gain on certain deferred payments sold to Sumitomo, partially offset by a $16.9 net loss from operations and $24.6 million of net interest and financing expense.

Liquidity, Capital Resources and Going Concern

        At June 30, 2009 our aggregate cash and short and long-term investments totaled $20.5 million compared to an aggregate of $76.1 million in cash, restricted cash, short and long-term investments and restricted investments at December 31, 2008. The June 30, 2009 amount includes ARS investments recorded at a fair value of $4.6 million and $15.7 million in cash and cash equivalents. The amounts held at December 31, 2008 included $5.1 million of ARS investments, $20.1 million in cash and cash equivalents restricted for the purpose of funding the San Cristóbal mine and $0.5 million of cash that was restricted to collateralize certain letters of credit.

        The decrease in our aggregate cash and investment balances as of June 30, 2009 compared to December 31, 2008 was primarily the result of the transactions related to our emergence from Chapter 11 In those transactions, on March 24, 2009 we sold our remaining interest in the San Cristóbal mine to Sumitomo for $27.5 million plus a $2.5 million reimbursement of certain prior expenses and we distributed $45.0 million to the holders of the Subordinated Notes in exchange for cancellation of the Subordinated Notes. During the 2009 period, we also spent approximately $20 million in reorganization costs and general and administrative and exploration costs.

        The holders of the previous ASML Subordinated Notes are entitled to any cash or cash equivalents held by us at March 31, 2009 in excess of the sum of $15.0 million plus amounts required to pay for accrued liabilities at March 31, 2009 and certain projected reorganization expenses incurred between March 31, 2009 and November 18, 2009. Based on March 31, 2009 cash and investment balances, accruals and estimated additional reorganization expenses through November 18, 2009, we do not anticipate that we will be required to make significant additional cash payments to the holders of the Subordinated Notes.

        At the end of July, 2009 we sold certain of our remaining ARS investments in a secondary market. We sold ARS with a face value of $41.5 million, and a book value as of March 31, 2009 of $3.8 million, for $2.5 million. The proceeds are held as cash and cash equivalents. We continue to hold ARS with a face value of $10.5 million and a net book value of $2.1 million as of June 30, 2009. We continue to earn interest on the remaining ARS investments held at a rate of 2.5% over LIBOR.

        For the remaining six months of 2009 we expect to spend an additional $1 million on final reorganization costs (including amounts already accrued at June 30, 2009), $5 million on general and administrative costs, and $5 million on advancing our exploration program. We plan to fund these expenditures from our existing cash and investment balances, from the approximately $3 million of net cash flow from our management services agreement with San Cristóbal and from an anticipated $0.5 million of interest and other cash receipts during the period.

        During the 12 month period ending June 30, 2010, we expect to spend an additional approximately $1 million on final reorganization costs, $10 million on general and administrative costs, and approximately $10 million on advancing our exploration program. We plan to fund these expenditures from our existing cash and investment balances, from the approximately $6 million of annual net cash flow from our management services agreement with San Cristóbal (comprised of the annual fee net of reimbursed administrative expenses) and from an anticipated $1 million of interest and other cash receipts during the period.

        We anticipate that cash on hand, together with interest and other cash receipts and amounts received under the Management Agreement, will provide us with enough cash to continue our exploration program and to pay our general and administrative expenses for at least the next twelve months. As such, the financial statements have been prepared on a going concern basis, under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, in the longer term, our continuing operations are dependent upon our ability to raise sufficient capital and to generate future profitable operations. For example, we anticipate that an additional $10 to $15 million would be required in 2010 to complete a feasibility study and begin development work at our El Quevar property in Argentina. We expect to require substantial additional capital to complete the development of El Quevar and to pursue our continuing general business strategy beyond the 12 month period. There can be no assurance that the we will be successful in raising additional capital in the future on terms acceptable to us or at all.

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

Forward-Looking Statements

        Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

  •
  Our expectation that cash on hand and anticipated revenues and income will be sufficient to fund general and administrative costs and exploration expenses for the next 6 and 12 months;

  •
  Our planned spending on reorganization, general and administrative and exploration costs and our expected cash receipts from interest and royalty income and from the San Cristóbal management services agreement;

  •
  The expected dimensions of the zone of mineralization at the El Quevar project;

  •
  The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2009 on certain of our exploration properties and the anticipated timing and cost of a feasibility study at our El Quevar project;

  •
  Our expectation that we will not be required to make significant additional cash payments to the former holders of ASML's subordinated notes; and

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

  •
  Our ability to achieve and maintain a liquid market for our common stock;

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

  •
  The factors discussed under "Risk Factors" in ASML's Form 10-K for the year ended December 31, 2008.

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

Foreign Currency Exchange Risk

        Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in other currencies. As a result, currency exchange fluctuations may impact the costs of our operations. To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

Commodity Price Risk

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

Item 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. The Company contacted the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, the Company entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC's investigation. As a result, the Company reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, the Company, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting the Company from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Exchange Act. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval, negotiation of the terms of the settlement papers and approval by the Company's Board of Directors. The Company cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

Item 1A.    Risk Factors.

        Risk factors affecting the Company can be found in Item 1A of ASML's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None.

Item 6.    Exhibits

10.1	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.
10.2	Non- Employee Directors Deferred Compensation and Equity Award Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY
Date: August 7, 2009	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer
Date: August 7, 2009	By:	/s/ ROBERT P. VOGELS Robert P. Vogels Senior Vice President and Chief Financial Officer