Form 10-Q
period 2009-09-30
Golden Minerals Co
filed 2009-11-02
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

COMMISSION FILE NUMBER 1-13627

GOLDEN MINERALS COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-4413382
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

350 INDIANA STREET, SUITE 800
GOLDEN, COLORADO	80401
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

AT OCTOBER 30, 2009, 3,232,735 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$13,549	$33,723
Restricted cash	—	20,575
Investments	416	16,351
Trade receivables	211	7,315
Inventories	—	75,008
Prepaid expenses and other assets	2,064	15,550
Total current assets	16,240	168,522
Property, plant and equipment, net	8,210	202,534
Assets held for sale	3,499	—
Ore stockpile inventories	—	72,628
Value added tax recoverable	—	157,146
Investments	—	5,487
Prepaid expenses and other assets	547	30
Total assets	$28,496	$606,347

Liabilities and Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities	$2,680	$48,861
Accrued interest payable	—	8,660
Other current liabilities	63	—
Current portion of long term debt	—	523,610
Total current liabilities	2,743	581,131
Long term debt	—	59,951
Asset retirement obligation	—	9,155
Other long term liabilities	634	4,398
Total liabilities	3,377	654,635
Commitments and contingencies (Note 18)
Equity (deficit)
Common stock, (Successor) $.01 par value, 50,000,000 shares authorized; 3,232,735 shares issued and outstanding	32	—
Ordinary Shares, (Predecessor) $.01 par value, 175,000,000 shares authorized; 59,000,832 shares issued and outstanding	—	590
Additional paid in capital	37,447	680,901
Accumulated deficit	(13,314)	(880,020)
Accumulated other comprehensive income (loss)	160	(551)
Parent company’s shareholder’s equity (deficit)	24,325	(199,080)
Noncontrolling interest in subsidiaries	794	150,792
Total equity (deficit)	25,119	(48,288)
Total liabilities and equity (deficit)	$28,496	$606,347

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

			For The Period	For The Period
	Three Months Ended		March 25, 2009	January 1, 2009	Nine Months
	September 30,		Through	Through	Ended
	2009	2008	September 30, 2009	March 24, 2009	September 30, 2008
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(in thousands, except share data)
Revenue:
Management service fees (Note 17)	$2,652	$1,350	$6,010	$1,350	$4,050
Costs and expenses:
Costs of services (Note 17)	(1,179)	—	(2,263)	—	—
Exploration expense	(3,598)	(6,108)	(7,067)	(3,482)	(21,437)
Administrative expense	(2,521)	(6,769)	(5,857)	(4,779)	(15,406)
Stock based compensation	(609)	(864)	(1,218)	(2,717)	(2,463)
Depreciation, depletion and amortization	(232)	(115)	(384)	(102)	(439)
Total costs and expenses	(8,139)	(13,856)	(16,789)	(11,080)	(39,745)
Loss from operations	(5,487)	(12,506)	(10,779)	(9,730)	(35,695)
Other income and expenses:
Interest and other income	386	730	676	1,010	4,312
Royalty income	272	293	399	88	491
Interest and other expense	—	(2,283)	—	(345)	(7,562)
Gain (loss) on disposal of assets, net	13	—	(167)	—	—
Gain (loss) on foreign currency	76	7	170	(13)	213
Gain on extingushment of debt	—	—	—	248,165	—
Loss on auction rate securities	(867)	(4,902)	(2,199)	(828)	(8,002)
Reorganization costs, net	(249)	—	(917)	(3,683)	—
Fresh start accounting adjustments	—	—	—	9,122	—
Total other income and expenses	(369)	(6,155)	(2,038)	253,516	(10,548)
Income (loss) from continuing operations before income (taxes) benefit	(5,856)	(18,661)	(12,817)	243,786	(46,243)
Income taxes	(284)	(177)	(497)	(165)	(464)
Net income (loss) from continuing operations	(6,140)	(18,838)	(13,314)	243,621	(46,707)
Loss from discontinued operations	—	(481,112)	—	(4,153)	(214,852)
Net income (loss)	$(6,140)	$(499,950)	$(13,314)	$239,468	$(261,559)
Net (income) loss attributable to noncontrolling interest	—	$168,172	$—	$(7,869)	$133,042
Net income (loss) attributable to the Successor/Predecessor shareholder’s	$(6,140)	$(331,778)	$(13,314)	$231,599	$(128,517)
Other comprehensive loss:
Unrealized gain (loss) on securities	(666)	$(1,524)	$160	$940	$140

Comprehensive income (loss) attributable to Successor/Predecessor shareholder’s	$(6,806)	$(333,302)	$(13,154)	$232,539	$(128,377)

Net income (loss) per Common/Ordinary Share — basic

Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(2.06)	$(0.32)	$(4.46)	$4.13	$(0.79)
Loss from discontinued operations attributable to the Successor/Predecessor shareholders	—	(5.31)	—	(0.20)	(1.39)
Income (loss) attributable to the Successor/Predecessor shareholders	$(2.06)	$(5.63)	$(4.46)	$3.93	$(2.18)

Net income (loss) per Common/Ordinary Share — diluted

Loss from continuing operations attributable to the Successor/Predecessor shareholders	$(2.06)	$(0.32)	$(4.46)	$(0.06)	$(0.79)
Loss from discontinued operations attributable to the Successor/Predecessor shareholders	—	(5.31)	—	(0.17)	(1.39)
Loss attributable to the Successor/Predecessor shareholders	$(2.06)	$(5.63)	$(4.46)	$(0.23)	$(2.18)
Weighted average Common Stock/Ordinary Shares outstanding - basic	2,987,735	58,935,475	2,987,735	59,000,832	58,934,882
Weighted average Common Stock/Ordinary Shares outstanding - diluted	2,987,735	58,935,475	2,987,735	69,171,400	58,934,882

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Nine Months
	Through	Through	Ended
	September 30, 2009	March 24, 2009	September 30, 2008
	(Successor)	(Predecessor)
	(amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(15,760)	$(13,849)	$(60,844)
Cash flows from investing activities:
Purchase of available for sale investments	—	(4,447)	(33,527)
Sale of available for sale investments	2,498	21,113	74,985
Maturities of held-to-maturity investments	—	—	2,000
Settlement of metal derivative instruments	—	—	(156,974)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments , net	—	5,732	7,962
Proceeds from sale of interest in subsidiary, net	—	25,225	70,000
Proceeds from sale of assets	1,650	—	—
Receipt of deferred payments from noncontrolling interest	—	—	14,100
Capitalized costs and acquisitions of property, plant and equipment	(459)	(4,580)	(25,869)
Net cash provided by (used in) investing activities	$3,689	$43,043	$(47,323)
Cash flows from financing activities:
Payments of notes payable and long term debt	—	(47,297)	(6,346)
Amounts drawn on DIP facility	—	6,500	—
Non-controlling interest contributions	—	3,500	107,750
Net cash (used in) provided by financing activities	$—	$(37,297)	$101,404
Net decrease in cash and cash equivalents	(12,071)	(8,103)	(6,763)
Cash and cash equivalents - beginning of period	25,620	33,723	40,736
Cash and cash equivalents - end of period	$13,549	$25,620	$33,973

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Ordinary Shares		Paid-in	Accumulated	income	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	(loss)	Interest	(Deficit)
	(in thousands except share data)
Balance, December 31, 2008
(Predecessor)	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590.0)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	(170,060)	(170,449)
Balance, March 24, 2009
(Successor)	—	$—	$—	$—	$—	$—	$—
Issuance of new equity in connection with emergence from Chapter 11	2,987,735	$30.0	$36,231	$—	$—	$—	$36,261
Stock compensation accrued, net of forfeitures	245,000	2.3	1,216	—	—	—	1,218
Unrealized gain on marketable equity securities	—	—	—	—	160	—	160
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(13,314)	—	—	(13,314)
Balance, September 30, 2009	3,232,735	$32.3	$37,447	$(13,314)	$160	$794	$25,119

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements and Nature of Operations

Upon emergence from Chapter 11 bankruptcy on March 24, 2009 as discussed in Note 2, Golden Minerals Company (the “Company”), a Delaware corporation, became the successor to Apex Silver Mines Limited (“ASML”) for purposes of reporting under the U.S. federal securities laws.  References in this Form 10-Q to “Successor” refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11.  References to “Predecessor” refer to the accounts of ASML and its subsidiaries prior to March 25, 2009.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), so long as such omissions do not render the financial statements misleading.

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

Prior to the emergence from Chapter 11 and the sale of the San Cristóbal mine, ASML was the 65% owner and operator of the San Cristóbal silver and zinc mine in Bolivia.  Following emergence from Chapter 11 and the sale of the San Cristóbal mine to Sumitomo, the Company is primarily engaged in the exploration and advancement of its portfolio of exploration properties primarily in South America and Mexico and in providing operations management services to Sumitomo for the San Cristóbal mine.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to raise sufficient capital and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to continue to finance exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

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

Under the Plan, holders of ASML’s 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the “Notes”) received in exchange for the cancellation of the Notes a pro rata distribution of (i) 2,987,735 shares of common stock of the Company, and (ii) approximately $45.0 million of cash plus any other cash or cash equivalents held by the Company in excess of the sum of $15.0 million plus an amount equal to accrued liabilities at March 31, 2009 and certain projected reorganization expenses.  In addition, the Company anticipates that 12,265 shares, originally reserved for possible distribution to holders of unsecured claims, will be distributed pro rata to the former holders of the Notes at the final determination during November 2009. To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million interest accrued through January 12, 2009, the Chapter 11 filing date, and recorded a $248.2 million gain at March 24, 2009.

Other holders of unsecured claims against ASML and ASMC, except ASML’s equity holders, received or  will receive cash payment for their claims up to a maximum recovery of $10,000 per claim, or a pro rata distribution of common stock of the Company.  Through September 30, 2009 the Company has made cash payments of $52,000 in resolution of such claims and has issued no shares of common stock.  If no shares are issued to holders of unsecured claims, the total 12,265 shares reserved for that purpose will be distributed pro rata to the former holders of the Notes. It is anticipated that the final determination will occur in November 2009.  ASML’s equity holders received no recovery under the Plan, and their shares will be canceled in connection with ASML’s Cayman Islands liquidation proceeding.

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

On the Effective Date, ASMC, renamed Golden Minerals Services Corporation (“Golden Services”), entered into a Management Services Agreement with Sumitomo (the “Management Agreement”) under which it is providing certain operations management services with respect to the San Cristóbal mine. The initial term of the Management Agreement has been extended until June 30, 2010 and thereafter may be terminated by Golden Services with twelve months’ prior notice or by Sumitomo with six months’ prior notice.  If terminated by Sumitomo, Golden Services would be entitled to a $1.0 million termination fee.  Golden Services would not be required to pay a termination fee.

Fresh Start Accounting

As required by GAAP, the Company used fresh start accounting effective March 25, 2009 following the guidance of ASC 805 “Business Combinations”, (“ASC 805”) and ASC 852 “Reorganizations”, (“ASC 852”).  The Company adopted fresh start accounting because holders of existing voting shares of the Predecessor immediately before the Effective Date received less than 50% of the voting shares of the Successor and the reorganized value of the Successor is less than its post-petition liabilities and allowed claims.  The Company’s financial statements reflect a new capital structure and a new basis in the identifiable assets and liabilities assumed.  Accordingly, the consolidated financial statements on or after March 25, 2009 are not comparable to the consolidated financial statements prior to that date.

ASC 852 requires, among other things, the determination of the reorganization value of the Successor upon emergence from bankruptcy.  Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Company’s assets was determined with the assistance of a third party valuation expert and a minerals engineering firm who used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values.  Based on these valuations and applying the principles of ASC 805, the Company has adjusted upward the reported amounts of certain of its individual assets, net of liabilities, by a combined total of $9.1 million and has reflected that adjustment in the Predecessor’s statement of operations in accordance with ASC 852.  The upward adjustment relates primarily to recording at fair value certain exploration properties and a royalty interest that were previously reflected on the Predecessor’s balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred.  Future costs of exploration will continue to be expensed as incurred.

The total equity of the Successor at the Effective Date of $36.5 million has been adjusted to reflect no beginning retained earnings or deficit, after taking into account the cancelation of the Notes, the issuance of new shares in the Company, and the fresh start accounting adjustments.  The total equity of the Successor at the Effective Date reflects the estimated enterprise value of the Company following the principles of ASC 852 and ASC 805.  As part of the Company’s bankruptcy proceedings, an enterprise value ranging from $15 million to $30 million was initially projected based on a blend of valuations using market value multiples for peer companies and an assessment of the underlying values of the Company’s mineral properties at the time of the bankruptcy filing.  As discussed above, and in conjunction with finalizing the fresh start accounting adjustments, additional valuation assessments of the fair value of the Successor’s assets were performed with the assistance of a third party valuation expert and a minerals engineering firm to arrive at the Company’s reported equity value at the Effective Date of $36.5 million.

The balance sheet adjustments presented below summarize the impact of the reorganization, the sale of the San Cristóbal mine and the application of fresh start accounting as of the Effective Date.

GOLDEN MINERALS COMPANY

REORGANIZED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 24, 2009
		Sale of
		San Cristóbal	Reorganization	Fresh Start
	Predecessor	Mine	Adjustments	Adjustments	Successor
	Balances	(Note I)	(Note II)	(Note III)	Balances
	(amounts in thousands)
Assets
Current assets
Cash and cash equivalents	$43,120	$27,500	$(45,000)	$—	$25,620
Restricted cash	14,853	(14,853)	—	—	—
Investments	88	—	—	—	88
Trade receivables	19,208	(19,023)	—	—	185
Inventories	89,633	(89,633)	—	—	—
Prepaid expenses and other assets	8,543	(7,025)	—	—	1,518
Total current assets	175,445	(103,034)	(45,000)	—	27,411

Property, plant and equipment, net	190,439	(187,387)	—	9,605	12,657
Ore stockpile inventories	74,756	(74,756)	—	—	—
Value added tax recoverable	168,842	(168,842)	—	—	—
Investments	5,249	—	—	—	5,249
Other	48	(44)	—	—	4
Total assets	$614,779	$(534,063)	$(45,000)	$9,605	$45,321

Liabilities and Equity (Deficit)

Current liabilities
Accounts payable and other accrued liabilities	$44,889	$(36,312)	$—	$—	$8,577
Accrued interest payable	8,987	(5,809)	(3,178)	—	—
Current portion of long term debt	553,516	(263,529)	(289,987)	—	—
Total current liabilities	607,392	(305,650)	(293,165)	—	8,577
Long term debt	37,517	(37,517)	—	—	—
Asset retirement obligation	9,675	(9,675)	—	—	—
Other long term liabilities	2,752	(2,752)	—	483	483
Total liabilities	657,336	(355,594)	(293,165)	483	9,060
Equity (deficit)
Ordinary Shares (Common Stock)	560	—	(530)	—	30
Additional paid in capital	684,122	—	(647,891)	—	36,231
Accumulated deficit	(897,299)	(8,409)	896,586	9,122	—
Parent company’s shareholder’s equity (deficit)	(212,617)	(8,409)	248,165	9,122	36,261
Noncontrolling interest in subsidiaries	170,060	(170,060)	—	—	—
Total equity (deficit)	(42,557)	(178,469)	248,165	9,122	36,261
Total liabilities and equity (deficit)	$614,779	$(534,063)	$(45,000)	$9,605	$45,321

Note I. - The adjustments related to the sale of the San Cristóbal mine to Sumitomo include $27.5 million of cash received from the sale, the write-off of $561.5 million of assets sold to Sumitomo, net of $355.6 million of liabilities assumed by Sumitomo, the release of $170.1 million of noncontrolling interest primarily related to Sumitomo and a loss on the sale of $8.4 million.

Note II. — The reorganization adjustments include a $45.0 million reduction of cash for amounts paid to the holders to settle the Notes, a write-off of the $290.0 million liability related to the Notes, plus $3.2 million of accrued interest and a $248.2 million gain on extinguishment of debt.  The reorganization adjustments also include the write-off of $896.3 million of accumulated deficit, $647.6 million of additional paid in capital and $0.5 million of ordinary shares to reflect the elimination of the Predecessor’s shareholder’s equity.

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

The Company determined that reporting discontinued operations is appropriate in accordance with ASC 805.  The Company has determined that the continuing cash flows generated by the Management Agreement for the San Cristóbal mine are not so significant as to constitute continuing involvement with the mine.  In addition, management has evaluated the Company’s other ongoing involvement with the San Cristóbal mine as a result of the Management Agreement, and concluded that it does not represent significant continuing involvement as defined in ASC 805.

The results of discontinued operations for the period January 1, 2009 through March 24, 2009 and for the three and nine month periods ended September 30, 2008 are as follows (amounts in thousands):

	For The Period
	January 1, 2009	Three Months	Nine Months
	Through	Ended	Ended
	March 24, 2009	September 30, 2008	September 30, 2008
Revenue:
Sale of concentrates, net	$99,049	$148,789	$345,320
Costs and expenses:
Costs applicable to sales	(59,955)	(124,079)	(255,840)
Management fee	(1,350)	(1,472)	(4,463)
Write down of inventories	—	(34,413)	(34,413)
Impairment of long lived assets	—	(615,032)	(615,032)
Asset retirement accretion expense	(232)	(208)	(574)
Gain on comodity drivatives	—	163,285	358,924
Foreign currency gain	1,960	4,790	15,418
Depreciation, depletion and amortization	(10,527)	(17,376)	(35,787)
Total costs and expenses	(70,104)	(624,505)	(571,767)
Income (loss) from operations	28,945	(475,716)	(226,447)
Other income and expenses:
Interest and other income	67	65	417
Interest expense and other borrowing costs	(22,233)	(13,272)	(38,189)
Total other income and expenses	(22,166)	(13,207)	(37,772)
Income before income taxes	6,779	(488,923)	(264,219)
Income taxes	(2,523)	7,811	(13,704)
Income before sale of interest in subsidiaries	4,256	(481,112)	(277,923)
Gain (loss) on sale of interest in subsidiaries	(8,409)	—	63,071
Loss from discontinued operations	$(4,153)	$(481,112)	$(214,852)

The assets and liabilities of discontinued operations reported in the consolidated balance sheets at December 31, 2008 consisted of the following (amounts in thousands):

December 31,
2008
Assets
Cash and cash equivalents	$992
Restricted cash	20,070
Accounts receivable	7,314
Inventories	75,008
Prepaid expenses and other assets	14,251
Current assets	117,635
Property, plant and equipment, net	199,040
Ore inventories	72,628
Value added tax recoverable	157,146
Other assets	17
$546,466

Liabilities and Equity
Accounts payable and accrued liabilities	$44,878
Accrued interest payable	5,797
Current portion of long term debt	233,623
Current liabilities	284,298
Long term debt	59,951
Reclamation & remediation liabilities	9,155
Other long term liabilities (income taxes)	4,398
Noncontrolling interest	150,792
Accumulated earnings	37,872
$546,466

There are no remaining assets or liabilities from discontinued operations at September 30, 2009.

4.              Significant Accounting Policies

Recently Adopted Standards

During the third quarter 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

During May 2008 the FASB issued an update to ASC 470 “Debt” (ASC 470 Update”) which applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 470 Update requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As the Company did not have the ability or requirement to cash settle the Notes upon conversion, it did not have any instruments that fell within the scope of ASC 470 Update and accordingly there was no impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2009 the Company adopted certain provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of these provisions of ASC 820 has not had a material impact on our consolidated financial statements.

During March 2008 the FASB issued an update to ASC 815 (“ASC 815 Update”) which enhances the disclosure requirements pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under ASC 815, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The adoption of provisions of ASC 815 Update did not impact the Company’s disclosure requirements.

ASC 805 “Business Combinations” (“ASC 805”) provides guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests acquired, and goodwill acquired. Under fresh-start accounting, the Company re-measured the assets and liabilities assumed from ASML at fair value and recorded a $9.1 million gain on reorganization per the guidance of ASC 805.

On January 1, 2009 the Company adopted certain provisions of ASC 810 “Consolidation” (“ASC 810”) related to noncontrolling interests. A noncontrolling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to non-controlling interests. The provisions of ASC 810 became effective for the Predecessor on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of non-controlling interests, which have been applied retrospectively for all periods presented. Upon adoption of ASC 810, noncontrolling interests of approximately $150.8 million as of December 31, 2008 were recast to a component of total equity in the consolidated balance sheet.  In addition, prior to the adoption of ASC 810, GAAP did not permit the allocation of losses to the noncontrolling interest in excess of the non-controlling interest’s recorded interest in the subsidiary. At December 31, 2008, a noncontrolling interest of the Predecessor had accumulated approximately $2.4 million of such unallocated losses.  At September 30, 2009 the Company had recorded $0.8 million of noncontrolling interest related to its El Quevar project in Argentina (see Note 16).

During April 2009, the FASB issued an update to ASC 820 regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted these provisions beginning with the interim period ended June 30, 2009 (see Note 13). The adoption of these provisions did not have a material impact on our consolidated financial statements.

During April 2009, the FASB issued an update to ASC 320 “Investments — Debt and Equity Securities” (ASC 320”) regarding the recognition and presentation of other-than-temporary impairments. This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income). The Company adopted these provisions beginning with the interim period ended June 30, 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements.

During April 2009, the FASB issued an update to ASC 320 regarding the interim disclosures about fair value of financial instruments. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. The Company adopted these provisions beginning with the interim period ended June 30, 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

In May 2009, the FASB issued ASC 855 “Subsequent Events” (“ASC 855”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of ASC 855 beginning with the interim period ended June 30, 2009. The adoption of ASC 855 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company does not believe that its consolidated financial position, results of operations or cash flows will be significantly impacted by the adoption of ASU 2009-5.

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

The following tables summarize the Company’s investments at September 30, 2009 and December 31, 2008:

September 30, 2009	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Successor
Investments:
Short-term:
Available for sale
Common stock	$256	$416	$416
Total available for sale	256	416	416
Total short term	$256	$416	$416

December 31, 2008	Cost	Estimated Fair Value	Carrying Value
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

Quoted market prices at September 30, 2009 and December 31, 2008 were used to determine the estimated fair values of the above investments, except with respect to the ARS. See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

Auction Rate Security Investments (ARS)

During July and September 2009, the Company sold its remaining ARS investments in a secondary market for $3.0 million through two brokerage firms.  The Company recognized losses of $2.2 million related to the sale of these ARS securities with $1.3 million recognized during the second quarter 2009 and $0.9 million recognized during the third quarter 2009.  At September 30, 2009 the Company has no remaining ARS investments.

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

6.              Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30,	December 31,
	2009	2008
	Successor	Predecessor
	(in thousands)
Current portion of note receivable	$—	$2,079
Royalty receivable	399	—
Deferred leasehold costs	345	—
Prepaid insurance	203	3,356
Prepaid legal costs	171	—
Accrued interest on investments	—	236
Prepaid contractor fees and vendor advances	147	7,266
Insurance premium refund receivable	—	778
Recoupable deposits and other	799	1,835
	$2,064	$15,550

September 30, 2009

The deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado. Prepaid legal costs are related to retention amounts paid for legal services and are expected to settle during the fourth quarter 2009.  Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for exploration related services.  Included in recoupable deposits and other is a $551,000 receivable related to the sale of our remaining ARS which settled October 1, 2009 (see Note 5).

In addition included in non-current assets is approximately $527,000 of prepaid insurance on which amortization will be recognized through 2015.

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
$72,628

The Company had no inventories at September 30, 2009, as all inventories were associated with the San Cristóbal assets sold (see Notes 2 and 3).

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

8.              Value Added Tax Recoverable

The Company recorded value added tax (“VAT”) paid in Bolivia related to the San Cristóbal mine as a recoverable asset. At September 30, 2009, the Company had no recoverable VAT as all recoverable VAT was associated with the San Cristóbal assets sold (see Notes 2 and 3).  At December 31, 2008 the VAT recoverable amount was $157.1 million and included $19.5 million of recoverable Bolivian import duties.

The Company has also paid VAT in Bolivia as well as other countries, primarily related to exploration activities, which is charged to expense as incurred because of the uncertainty of recoverability.

9.              Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2009	2008
	Successor	Predecessor
	(in thousands)
Mining properties	$—	$49,596
Exploration properties	5,648	—
Construction in progress	—	14,782
Buildings & leasehold improvements	382	3,709
Mining equipment and machinery	1,915	123,139
Other furniture and equipment	657	5,128
	8,602	196,354
Less: Accumulated depreciation	(392)	(56,446)
	8,210	139,908
Equipment under capital lease	—	72,425
Less: Accumulated depreciation	—	(21,337)
	—	51,088
Port facilities under lease	—	12,283
Less: Accumulated depreciation	—	(745)
	—	11,538
	$8,210	$202,534

The increase in exploration properties is the result of recording certain of the Company’s exploration properties at fair market value per the requirements of fresh start accounting as discussed in Note 2.

Property, plant and equipment with a net book value of $187.4 million were included in the net assets and liabilities sold with the San Cristóbal mine on March 24, 2009.

During the second quarter 2009, the Company sold an office building it owned in La Paz, Bolivia for $650,000 and recorded a loss on the sale of $147,000 plus tax expense related to the transaction of $33,000.  The Company received an upfront cash payment of $600,000 and received the remaining $50,000 upon final closing during the third quarter 2009.  During the third quarter 2009 the Company sold a property in Mexico consisting of a few mining concessions located on the southern edge of the Zacatecas district, outside the Company’s targeted exploration program in the area.  The Company received $1.2 million of cash, including $0.2 million of VAT collected on the transaction and recorded a $0.6 million gain on the sale.  The Company also retained certain sliding scale net return payments on the property, based on production quantities and metals prices. The fair value of the sliding scale net return payments is $0.2 million and is reflected in property, plant and equipment, net on the accompanying consolidated balance sheets.  The losses and gains on the above transactions are included in gain (loss) on the disposal of assets, net.

After conducting evaluations on several of its exploration properties, during the third quarter 2009, the Company determined that certain of the properties did not meet the Company’s minimum requirements for continued evaluation and the rights to those properties were relinquished.  The Company recorded an approximately $0.6 million write down of the carrying value of those properties to gain (loss) on the disposal of assets, net.

Assets Held for Sale

The Company has obtained approval from its board of directors to sell two of its exploration properties.  One of the properties is in Bolivia and has a carrying value of $2.5 million and the other property is located in Mexico with a carrying value of approximately $1.0 million for the interests being sold.  Per the guidance of ASC 360 “Property, Plant and Equipment” (“ASC 360”), the carrying values of the two properties are reflected in assets held for sale in the accompanying consolidated balance sheets at September 30, 2009.

10.       Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	Successor	Predecessor
	(in thousands)

Accounts payable and accruals	$1,324	$27,502
Deferred revenue	—	3,227
Amounts due smelters	—	7,974
Income taxes payable	—	1,764
Accrued employee compensation and benefits	1,356	8,394
	$2,680	$48,861

Accrued employee compensation and benefits at September 30, 2009 consist of $0.7 million of accrued performance bonuses payable, $0.2 million of accrued vacation payable and $0.3 million related to withholding taxes and benefits payable.

11.       Debt

The Company’s debt at December 31, 2008 consisted of the following:

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

2.875% Notes and 4.0% Notes

Under the Plan, holders of the Notes received a pro rata distribution of (i) 2,987,735 shares of the Company’s common stock and (ii) approximately $45.0 million of cash in exchange for the cancellation of the Notes.   An additional 12,265 shares were reserved for issuance to holders of unsecured claims of ASML, and any such shares that are not issued the holders of such claims will be issued to the Note holders on a pro rata basis.  To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million of accumulated interest and recorded a $248.2 million gain at March 24, 2009.  At September 30, 2009, the Company had no further obligations related to the Notes, other than the possible issuance of the additional shares noted above.  Had ASML not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued an additional $1.9 million of interest.

San Cristóbal Project Finance Facility

On December 17, 2008, Sumitomo purchased 90% of the loans under the San Cristóbal Project Finance Facility (the “Facility”) from the senior lenders.  ASML’s guarantee and other obligations to Sumitomo with respect to the 90% of the facility owned by Sumitomo were terminated as part of the Plan and the sale of the San Cristóbal mine.  The remaining 10% of the Facility held by the senior lenders was canceled in connection with the Company’s emergence from bankruptcy under the Plan.  The Predecessor (ASML) recognized a $22.5 million gain on the termination of its obligations related to the Facility and recorded the gain as a reduction of the loss on the sale of interest in subsidiaries as the Facility was the primary obligation of MSC.  At September 30, 2009, the Company had no further obligations related to the Facility.

The Company segregates cash that is restricted by contractual agreement, and reports these amounts separately in the financial statements.  At December 31, 2008 the Company reported as current restricted cash $20.6 million that was restricted to provide operating capital for the San Cristóbal mine and the payment of the Facility principal and interest.

Sumitomo Note Assignment

During 2006 and 2007 ASML loaned funds to San Cristóbal Transportadad de Eletricidad S.A. (“SC TESA”), the contractor that constructed the power line for the San Cristóbal mine, and received a promissory note from SC TESA in the amount of $21.2 million.  In connection with the September 2006 sale of 35% of the San Cristóbal mine to Sumitomo, ASML sold 35% of this note to Sumitomo.  At December 31, 2008 the Company had recorded a note payable to Sumitomo in the amount of $9.1 million, which includes accrued interest, as a result of the assignment of the 35% interest in the SC TESA promissory note.  In connection with the sale of the San Cristóbal mine to Sumitomo, the remaining amount of the SC TESA note receivable was sold to Sumitomo and the note payable to Sumitomo was terminated.  At September 30, 2009, the Company had no further obligations related to the note assignment.

Capital Leases

Certain mining equipment used by the contractor that provides mining services for the San Cristóbal mine had been recorded as capital leases because the equipment is used exclusively at the San Cristóbal mine.  At December 31, 2008 ASML had recorded on its balance sheet $51.1 million of equipment, net of accumulated depreciation, and a capital lease obligation of $47.9 million related to the leased equipment.  Following the sale of the San Cristóbal mine to Sumitomo, the Company retained no interest in the mining contract or equipment.  At September 30, 2009 the Company had no capital lease obligations.

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

Sumitomo Working Capital Line of Credit

During 2008, Sumitomo provided $150.0 million in funding to the San Cristóbal mine under a working capital credit line to augment cash flow from concentrate sales in order to fund San Cristóbal’s operating costs, income and other taxes, capital costs and financing costs.  All obligations of the Company with respect to the Sumitomo working capital line of credit were terminated with the sale of the San Cristóbal mine to Sumitomo and at September 30, 2009 the Company had no obligations related to the working capital line of credit.

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

All asset retirement obligations of the Company were terminated in connection with the sale of the San Cristóbal mine.  At September 30, 2009 the Company had no asset retirement obligations related to the San Cristóbal mine or any of its exploration properties.

13.                               Fair Value Measurements

Effective January 1, 2008 the Company adopted ASC 820 for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at September 30, 2009, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$10,005	$—	$—	$10,005
Short-term available for sale securities	416	—	—	416
	$10,421	$—	$—	$10,421

The Company’s cash equivalents, comprised principally of time deposits, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term available for sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stock, which have been valued using quoted prices in active markets.

The Company’s ARS which were sold during the third quarter 2009, were classified within Level 3 of the fair value hierarchy.  These securities were valued by the Company, with the assistance of a third party valuation firm.  They were valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption values.  The Company used these significant Level 3 inputs as there was no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

The following table summarizes the change in fair value of the Company’s Level 3 (ARS) financial assets (amounts in thousands):

	For The Period	For The Period
	March 25, 2009	January 1, 2009
	Through	Through
	September 30, 2009	March 24, 2009
	(Successor)	(Predecessor)
Beginning balance	$5,249	$5,101
Realized losses	(2,200)	(827)
Unrealized gains	—	975
Proceeds from sale	(3,049)	—
Ending balance	$—	$5,249

14.                               Income Taxes

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  The Company’s total unrecognized tax benefits, representing uncertain tax positions taken or expected to be taken on tax returns, were $1.4 million and $2.3 million as of September 30, 2009 and December 31, 2008, respectively.  Of these, $1.4 million and $2.3 million resulted in a reduction to the Company’s deferred tax assets as of September 30, 2009 and December 31, 2008, respectively.  As a result of the reorganization, pursuant to the Plan, the Company reduced unrecognized tax benefits by $0.9 million.

For the period March 25 through September 30, 2009, the Company incurred operating losses, and recognized income tax of $0.5 million consisting of $0.7 million withholding tax on management services provided to Bolivia, less $0.2 million tax benefits for losses which offset previously recognized deferred tax liabilities.  Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.  The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009 also due to Bolivia withholding tax on management services, and income tax of $2.5 million is included in discontinued operations for the same period in the accompanying consolidated statement of operations and comprehensive income (loss).  For the nine months ended September 30, 2008, the Predecessor recognized income tax of $0.5 million for Bolivian withholding tax, and income tax of $13.7 million which is included in discontinued operations.

As part of the Plan, the Company received the remaining assets of the predecessor company, which include investments in subsidiaries, some of which are disregarded for U.S. tax purposes.  The US tax basis of the assets received from the Predecessor is limited to the fair value placed on them for fresh start purposes.  A deferred tax liability of $0.5 million was recognized for fresh start purposes for assets whose fresh start value exceeded the tax basis.  Deferred tax liabilities were reduced to $0.3 million as of September 30, 2009, as the result of the recognition of $0.2 million of deferred tax benefits resulting from losses incurred during the period.

15.       Equity

Equity Incentive Plans — The Predecessor had established stock plans to issue share options and other share awards to officers, directors, employees, consultants and agents of the Predecessor and its subsidiaries (the ‘‘Stock Plans’’).

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

As discussed in Note 2, the Predecessor’s equity holders received no recovery under the Plan following emergence from Chapter 11.  As such, the following shares underlying awards granted under the Stock Plans were cancelled and the holders of grants under the Stock Plans have no further rights or recovery: approximately 2.5 million stock option grants to employees and directors, with an average exercise price of $14.83; 211,975 restricted share grants to employees, with a weighted average grant date fair value of $15.22 per share; and 55,549 restricted stock units granted to directors, with a weighted average grant date fair value of $11.70 per unit. Per the guidance of ASC 718 “Compensation — Stock Compensation” (“ASC 718”) ASML recognized $2.4 million of compensation expense related to the cancelled stock options, restricted share grants and restricted stock unit grants.  The compensation expense recognized was the unrecognized grant date fair value of the options and grants remaining at the date of cancellation.  In addition, 350,000 warrants, held by third parties, to purchase Ordinary Shares at a price of $20.79 per Ordinary Share were cancelled.

On April 3, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Equity Plan”) and the Company’s board of directors granted 270,000 shares of restricted common stock to the Company’s executive officers and employees pursuant to the Equity Plan.  One-half of the shares awarded will vest on the first anniversary of the grant date and one-half will vest on the second anniversary of the grant date, provided that the officer or employee is employed by or continues to serve the Company on the applicable vesting date.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2009 and changes during the period April 3, 2009 through September 30, 2009:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	—	$—
Granted during the period	270,000	10.92
Restrictions lifted during the period	—	—
Forfeited during the period	(25,000)	10.92
Outstanding at end of the period	245,000	10.92

As the Company’s shares had not yet traded at the time of the restricted stock grants, the grant date fair value was calculated by dividing the total shares of common stock available under the Joint Plan of Reorganization by the net fair value of the reorganized company following the principles of ASC 852 and ASC 805 (see Note 2).  For the period April 3, 2009 through September 30, 2009 the Company recognized $1.1 million of compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense of approximately $1.5 million over the next 18 months.

Also, pursuant to the Equity Plan, the Company’s board of directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan the non-employee directors have received a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The non-employee directors were granted 25,000 RSUs, with a grant date of May 20, 2009. The RSUs will vest on April 2, 2010 so long as the holder is still serving as a director. Each Restricted Stock Unit entitles the director to receive one unrestricted share of common stock for each vested Restricted Stock Unit upon the termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2009 and changes during the period May 20, 2009 through September 30, 2009:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	—	$—
Granted during the period	25,000	10.92
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at end of the period	25,000	10.92

As the Company’s shares were not yet actively traded at the time of the RSU grants, the grant date fair value was calculated by dividing the total shares of common stock available under the Joint Plan of Reorganization by the net fair value of the reorganized company following the principles of ASC 852 and ASC 805 (see Note 2). For the period May 20, 2009 through September 30, 2009 the Company recognized $135,000 of compensation expense related to the RSU grants and expects to recognize additional compensation expense of approximately $135,000 over the next six month period.

16.       Noncontrolling Interest

On January 1, 2009 the Company adopted the provisions of ASC 810 related to noncontrolling interest, previously called a minority interest.  A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company applied the provisions of ASC 810 prospectively, except for the provisions related to the presentation of noncontrolling interests, which were applied retrospectively for all periods presented. Upon adoption of ASC 810, noncontrolling interests of approximately $150.8 million as of December 31, 2008 were recast to a component of total equity in the consolidated balance sheet.

The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Company:

	For The Period	For The Period
	March 25, 2009	January 1, 2009	Nine Months
	Through	Through	Ended
	September 30, 2009	March 24, 2009	September 30, 2008
	(Successor)	(Predecessor)
	(in thousands, except share data)

Amounts attributable to Golden Minerals common stockholders and Predecessor’s ordinary shareholders:
Income (loss) from continuing operations	$(13,314)	$243,621	$(46,707)
Loss from discontinued operations	—	(12,022)	(81,810)
Net income (loss)	$(13,314)	$231,599	$(128,517)

Hochschild Mining

The major concessions at the Company’s El Quevar project are within a joint venture of which the Company currently holds a 65% interest and Hochschild Mining Group (“Hochschild”) holds the remaining 35%.  The Company can increase its interest to 80% by completing a feasibility study by November 2010 and commencing production within two years following completion of the feasibility study.  On August 3, 2009, Hochschild’s transferred certain of its mineral properties to the El Quevar project joint venture and the Company recorded the fair value of these properties as a $0.8 million increase to mineral properties with a noncontrolling interest of $0.8 million included as a component of equity to reflect Hochschild’s 35% interest.  The El Quevar project joint venture is now carried in mineral properties on the Company’s books at 100% of its fair value. As part of the joint venture agreement, the Company is responsible for funding 100% of the joint venture exploration and development costs and has not recognized a noncontrolling interest impact on the consolidated statements of operations.  The Company is required to fund all exploration, development and construction costs until the 80% ownership interest is achieved at which time the Company will recover amounts paid on behalf of Hochschild, representing 20% of costs incurred through the date of the Company’s 80% increased ownership, from 50% of the Hoschild’s share of future cash flows.  This would provide the Company with 90% of cash flow until all costs are recovered.  Exploration and development costs incurred to date are $9.7 million.

Sumitomo Corporation

The Predecessor consolidated 100% of the accounts of the San Cristóbal mine and recorded Sumitomo’s 35% noncontrolling interest in the gains or losses of the San Cristóbal mine and its subsidiaries for the period reported.  In addition, the Predecessor recorded certain advances and loan proceeds from Sumitomo and interest due Sumitomo to noncontrolling interest. Net income attributable to the Predecessor for the period January 1, 2009 through March 24, 2009 includes $7.9 million of noncontrolling interest expense related to Sumitomo’s interest in the San Cristóbal mine earnings during that period (see Note 3).  At September 30, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no noncontrolling interest related to Sumitomo recorded on its books.

SC TESA

During 2005 the Predecessor entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. In accordance with the guidance of ASC 810 related to variable interest entities the Predecessor fully consolidated the accounts of SC TESA for financial reporting purposes. Because SC TESA was consolidated for financial reporting purposes, the intercompany profit earned by SC TESA was eliminated and the Company recognized a noncontrolling interest offset to SC TESA’s earnings or loss.

Loss from discontinued operations for the period January 1, 2009 through March 24, 2009, includes $0.3 million of noncontrolling interest expense related to SC TESA’s intercompany profit (see Note 3).

At September 30, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no noncontrolling interest related to SC TESA recorded on its books.

17.       Revenue and Cost of Services

On the Effective Date, the Company entered into the Management Agreement under which it provides certain management services with respect to the San Cristóbal mine. The Management Agreement, as subsequently amended during October 2009 provides for an annual fee of $11.4 million which includes approximately $5.4 million that constitutes reimbursement for direct administrative expenses the Company incurs on behalf of the San Cristóbal mine. The Company may also earn a potential pro-rata annual incentive fee for 2009 of up to $1.125 million, which would not be determined or paid until 2010. Under the terms of the Management Agreement, the Company will receive the fee and any reimbursements net of any Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as “Revenue from Services” in the statement of operations following the guidance of ASC 605 “Revenue Recognition” (“ASC 605”) regarding “income statement characterization of reimbursements received for “out-of-pocket” expenses incurred” and “reporting revenue gross as a principal versus net as an agent”. ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses are reported as costs of services in the statement of operations. Reimbursed Bolivian withholding taxes are reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML.

For the period March 25, 2009 through September 30, 2009 the Company had recorded $5.9 million as revenue related to the Management Agreement, comprised of $5.2 million of fees and $0.7 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $2.0 million to cost of services and $0.7 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

18.       Commitments and Contingencies

As previously disclosed, the Company concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. The Company contacted the Department of Justice (“DOJ”) and SEC during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, the Company entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC’s investigation. As a result, the Company reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, the Company, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting the Company from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Exchange Act. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval, negotiation of the terms of the settlement papers and approval by the Company’s Board of Directors. The Company cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

In August 2009, the DOJ informed the Company that it has closed its investigation based on, among other things, the Company’s pending settlement with the SEC.

19.   Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

	For The Period
	March 25, 2009	For The Period
	Through	January 1, 2009	Nine Months
	September 30,	Through	Ended
	2009	March 24, 2009	September 30, 2008
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net (loss) income before noncontrolling interests	$(13,314)	$239,468	$(261,559)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	384	10,977	36,225
Amortization of deferred financing costs	—	—	3,256
Accretion of asset retirement obligation	—	232	574
Amortization of premiums and discounts	—	37	(230)
Mark-to-market (gain) loss on derivative positions	—	36	(358,924)
Impairment of long lived assets	—	—	615,032
Impairment of inventory	—	—	34,413
Fair value of stock received for option payment	(168)	—	—
Loss on sale of assets	167	—	—
Loss on auction rate security investments	2,199	828	8,002
Gain on extingushment of debt	—	(248,165)	—
Loss (gain) on sale of interest in subsidiary	—	8,409	(63,071)
Fresh start accounting adjustment	—	(9,122)
Stock compensation	1,219	2,920	2,913
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(26)	(11,893)	(2,892)
Decrease in accrued interest receivable	152	84	132
Port fees applied to Port of Mejillones note receivable	—	709	2,091
(Decrease) increase in prepaid expenses and other assets	(674)	6,063	(4,143)
Increase in inventories	—	(12,000)	(55,911)
Increase in value added tax recoverable, net	—	(11,696)	(54,174)
Increase in accrued interest payable	—	11,496	6,765
(Decrease) increase in deferred revenue	—	(3,227)	8,782
(Decrease) increase in accounts payable and accrued liabilities net of amounts capitalized	(5,897)	2,462	20,103
Increase in deferred leasehold payments	441	—	—
Decrease in deferred taxes, net	(227)	(2,262)	(831)
Other (decrease) increase	(16)	795	2,603
Net cash used in operating activities	$(15,760)	$(13,849)	$(60,844)

The following table sets forth supplemental cash flow information and non-cash transactions:

	For The Period
	March 25, 2009	For The Period	Six Months
	Through	January 1, 2009	Ended
	September 30,	Through	September 30,
	2009	March 24, 2009	2008
	(Successor)	(Predecessor)
	(in thousands)
Supplemental disclosure:
Interest paid, net of amounts capitalized	$—	$—	$27,572

Supplemental disclosure of non-cash transactions:
Initial measurement of asset retirement obligation	$—	$288	$1,168
Equipment acquired through capital lease	$—	$—	$3,318

20.   Subsequent Events

Subsequent events were evaluated by the Company as of November 2, 2009, the date at which the Consolidated Financial Statements were issued.

Registration Statement

On October 14, 2009 the Company filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of shares of the Company’s common stock. The offered shares will include shares to be issued by the Company, and are expected to also include shares to be sold by certain of the Company’s stockholders. The number of shares to be offered, the allocation of shares to be sold as between the Company and the selling stockholders, and the price range for the offering have not yet been determined.  In conjunction with the offering, the Company has applied to list its common stock on the NYSE Amex LLC Exchange. There is no assurance that this offering will be successful.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals Company (“Golden Minerals” or “we”) is the successor to Apex Silver Mines Limited (“ASML”) for purposes of reporting under U.S. federal securities laws.  References in this discussion and analysis to “Successor” refer to Golden Minerals and its subsidiaries on or after March 25, 2009, after emergence from Chapter 11 bankruptcy proceedings (“Chapter 11”), as more fully described in footnote 2 to the consolidated financial statements.  References to “Predecessor” refer to ASML and its subsidiaries prior to March 25, 2009. Since the emergence from Chapter 11 on March 24, 2009 (the “Effective Date”), the Chapter 11 proceedings have generally involved the reconciliation of claims.   As of the date hereof, we have resolved substantially all Chapter 11 claims, and we expect to seek final closing of the Chapter 11 proceeding following the resolution of remaining claims.   In addition, we expect to seek finalization of the ASML liquidation proceeding that is now pending in the Cayman Islands, including cancellation of the ASML ordinary shares.

The following discussion and analysis summarizes the results of operations of the Predecessor for the 83 day period ended March 24, 2009 and Golden Minerals for the period March 25, 2009 through September 30, 2009, respectively, the results of operations of Golden Minerals for the quarter ended September 30, 2009, and changes in our financial condition from December 31, 2008.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in ASML’s Annual Report on Form 10-K for the period ended December 31, 2008.

Overview

Our operations have changed substantially as a result of the sale of our interests in the San Cristóbal mine to Sumitomo in connection with our emergence from Chapter 11 (see Note 2 to the financial statements).  We are primarily engaged in the exploration and advancement of our portfolio of exploration properties located primarily in South America and Mexico and in managing the San Cristóbal mine for Sumitomo.  Our common stock commenced trading on the Toronto Stock Exchange (the “TSX”) on July 16, 2009 under the ticker symbol “AUM” and our common stock also currently trades in interdealer and over-the-counter transactions, with price quotations available in the “pink sheets” under the symbol “GDMN”.

As part of the San Cristóbal sale, we entered into the Management Services Agreement under which we provide certain operations management services with respect to the San Cristóbal mine. Operations at the San Cristóbal mine have generated positive operating cash flow for the quarter ended September 30, 2009 and achieved average concentrator throughput of approximately 47,300 tonnes per day, exceeding the 40,000 tonnes per day designed capacity.  Zinc concentrate production during the period was approximately 133,500 tonnes and lead concentrate production during the period was approximately 28,200 tonnes.  Payable metal production from the San Cristóbal mine during the period totaled approximately 4.6 million ounces of silver, 66,400 tonnes of zinc and 18,200 tonnes of lead.

We have completed significant additional drilling at our El Quevar project. Through September 30, 2009, we have drilled a total of 162 holes totaling approximately 29,000 meters with 18 holes completed in the third quarter. In October 2009, we received an updated independent technical report which estimates 310,000 tonnes of mineralized material in the Yaxtché deposit at El Quevar at an average silver grade of 430.02 grams per tonne. We are proceeding with feasibility work including permitting, metallurgical work, preliminary mine and plant design and planning for underground access to the mineralized zone.  Our field work at El Quevar has now identified 13 target areas believed to have potential for the discovery of additional silver mineralization.

We have continued to advance our field evaluations of certain of our more interesting prospects and have initiated or continued drilling at several of our properties. Among these prospects are the high-grade vein targets in the Zacatecas district of central Mexico, where we have identified four areas that contain silver and base metal values in quartz veins and as disseminations in sedimentary rocks. In Peru, we have developed another potential high-grade vein target at our Palca project in southern Peru, where at least four veins exhibit silver values greater than 100 grams per tonne with associated lead, zinc and gold values.  At the La Pinta project located in central Mexico, a field evaluation, including a magnetic survey, has been completed and a drilling program is now being planned.  We are currently conducting initial drill tests of the Panuco project in the Zacatecas district and are awaiting results from our recently completed drill programs at Antofalla and Elisa de Bordos.

During the third quarter 2009 we sold our remaining ARS investments in a secondary market for $3.0 million through two brokerage firms.  The ARS investments had a carrying value of $5.2 million at March 24, 2009.  We recognized loses of $2.2 million related to the sale of these ARS securities with $1.3 million recognized during the second quarter 2009 and $0.9 million recognized during the third quarter 2009.  At September 30, 2009 we had no remaining ARS investments.

During the third quarter 2009 we sold a property in Mexico consisting of a few mining concessions located on the southern edge of the Zacatecas district, outside of our targeted exploration program in the area.  We received $1.2 million of cash, including $0.2 million of value added tax collected on the transaction and recorded a $0.6 million gain on the sale.  We also retained certain sliding scale net smelter return royalties on the property, based on production quantities and metals prices. There is currently no production from the property.

On October 14, 2009 we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission related to a proposed initial public offering of shares of our common stock. The offered shares will include shares to be issued by us, and are expected to also include shares to be sold by certain of our stockholders. The number of shares to be offered, the allocation of shares to be sold as between us and the selling stockholders, and the price range and size of the offering have not yet been determined.  In conjunction with the offering we have applied to list our common stock on the NYSE Amex LLC (“Amex”).  Listing our common stock on the Amex will be subject to meeting the minimum listing requirements of the Amex.

Results of Operations

For the results of continuing operations discussed below, we compare (i) the third quarter 2009 results from continuing operations of the Successor to the third quarter 2008 results of continuing operations of the Predecessor and (ii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009 and the results of continuing operations of the Successor for the period March 25, 2009 through September 30, 2009 to the results of continuing operations of the Predecessor for the six month period ended September 30, 2008. The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter 2009 are aggregated and presented as discontinued operations of the Predecessor for the third quarter 2008, the nine month period ended September 30, 2008 and the 83-day period ended March 24, 2009.  The Successor does not report discontinued operations.

Three Months Ended September 30, 2009

Continuing Operations

Management service fees. We recorded $2.7 million of management service fees for the third quarter 2009.  The management service fees are related to the Management Agreement and are comprised of $2.3 million of fees and $0.4 million for reimbursed withholding taxes. Management service fees for the three months ended September 30, 2008 were $1.4 million and were all related to fees received by the Predecessor from a subsidiary included in discontinued operations.

Cost of services. We recorded $1.2 million of costs of services for the third quarter 2009. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.  The Predecessor recorded no cost of services for the second quarter 2008.

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.6 million for the quarter ended September 30, 2009, as compared to $6.1 million for the quarter ended September 30, 2008.  Exploration expenses were incurred primarily at El Quevar in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. The 2008 expenses were all incurred by the Predecessor. None of the exploration expenses reported relate to San Cristóbal.

Administrative and reorganization.  Administrative expenses were $2.5 million and $6.8 million for the quarter ended September 30, 2009 and the quarter ended September 30, 2008, respectively.  Administrative expenses, including public company costs, primarily related to corporate activities in support of our exploration program and our management services for the San Cristóbal mine.  The 2008 administrative expenses were all related to the Predecessor. Reorganization expenses consisting primarily of legal and accounting fees related to our Chapter 11 proceedings totaled $0.2 million for the quarter ended September 30, 2009.  We did not incur any reorganization expenses during the quarter ended September 30, 2008.

Loss on Auction Rate Securities.  We recorded losses of $0.9 million and $4.9 million related to our auction rate securities (“ARS”) investments for the quarters ended September 30, 2009 and September 30, 2008, respectively.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through September 30, 2009.  During the third quarter 2009 we sold our remaining ARS investments in a secondary market for approximately $3.0 million and recognized a $0.9 million loss on the sale.  At September 30, 2009 we had no remaining ARS investments.

During the quarter ended September 30, 2008 the Predecessor recorded a $4.9 million impairment charge as a result of the continuing deterioration of the ARS markets.

Interest and Other Income.  We recorded interest and other income of $0.2 million and $0.7 million for the quarters ended September 30, 2009 and September 30, 2008, respectively.  We held lower average cash and investment balances during 2009 as compared to the same period in 2008, which resulted in lower interest being earned.  In addition, interest rates were lower during 2009 as compared to the preceding years.

Royalty Income.  During the quarters ended September 30, 2009 and September 30, 2008, we recorded a receivable of $0.3 million and received $0.3 million, respectively, of royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty.  The property is being test mined by a joint venture partner, and we receive a royalty for product sold from the test mining operation.

Interest and Other Expense.  During the quarter ended September 30, 2009, we held no debt and consequently we did not record any interest or other expense for the period.  For the quarter ended September 30, 2008, the Predecessor recorded interest and other expense in the amount of $2.3 million which was primarily related to interest incurred on its convertible notes.  We ceased accruing interest on the convertible notes following our filing for protection under Chapter 11 on January 12, 2009 and the convertible notes were cancelled on March 24, 2009 in connection with our emergence from bankruptcy. The convertible notes were outstanding during the full quarter ended September 30, 2008.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions were $0.3 and $0.2 for the quarter ended September 30, 2009 and the quarter ended September 30, 2008, respectively, and consist of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Discontinued Operations — San Cristóbal.

The aggregated results of the discontinued operations related to the San Cristóbal mine totaled a $481.2 million loss for the third quarter 2008.  The loss was primarily the result of a $615.0 million impairment of certain San Cristobal assets recorded during the period, a $34.4 million loss related to the write down of inventories at San Cristobal, partly offset by a $163.3 million mark-to-market gain related to the Predecessor’s open metal derivative positions. The Successor does not report discontinued operations.

Nine Months Ended September 30, 2009

Continuing Operations

Management service fees. We recorded $7.4 million of management service fee income ($6.0 million and $1.4 million for the Successor and Predecessor, respectively) for the nine months ended September 30, 2009.  The Successor’s $6.0 million of revenue is primarily related to the Management Agreement and is comprised of $5.2 million of fees and $0.7 million for reimbursed withholding taxes. The Predecessor’s $1.4 million of management service fees is related to fees received from a subsidiary included in discontinued operations. Management service fees for the nine months ended September 30, 2008 were $4.1 million and were all related to fees received by the Predecessor from a subsidiary included in discontinued operations.

Cost of services. We recorded $2.3 million of costs of services (all related to the Successor) for the nine months ended September 30, 2009. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.  The Predecessor recorded no cost of services for the nine month period ended September 30, 2008.

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, totaled $10.6 million ($7.1 million and $3.5 million for the Successor and Predecessor, respectively) for the nine month period ended September 30, 2009, as compared to $21.4 million for the nine months ended September 30, 2008.  Exploration expenses were incurred primarily at El Quevar in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. None of the exploration expenses reported relate to San Cristóbal.

Administrative and reorganization.  Administrative expenses totaled $10.7 ($5.9 million and $4.8 million for the Successor and Predecessor, respectively) for the nine month period ended September 30, 2009, as compared to $15.4 million for the nine months ended September 30, 2008.  Administrative expenses, including public company costs, are incurred primarily by our corporate activities in support of our exploration program and our management services for the San Cristóbal mine.  Reorganization expenses were $0.9 million and $3.7 million for the Successor’s results and Predecessor’s results for the nine month period ended September 30, 2009, respectively.  The reorganization expenses relate to expenses for professional services incurred as a result of our bankruptcy filing and the sale of our interest in the San Cristóbal mine to Sumitomo.  We incurred no reorganization expense during the nine months ended September 30, 2008.

Loss on Auction Rate Securities.  Loss on ARS investments totaled $3.0 million ($2.2 million and $0.8 million for the Successor and Predecessor, respectively) for the nine month period ended September 30, 2009, as compared to $8.0 million for the nine months ended September 30, 2008.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through September 30, 2009.  The markets for the ARS have continued to deteriorate resulting in the recording of additional impairment charges.  During the third quarter 2009, we sold our remaining ARS investments in a secondary market for $3.0 million through two brokerage firms and recognized a loss of $2.2 million.  At September 30, 2009 we have no remaining ARS investments.

Interest and Other Income.  We recorded interest and other income of $1.7 million ($0.7 million and $1.0 million for the Successor and Predecessor, respectively) for the nine month period ended September 30, 2009, as compared to $4.3 million for the nine months ended September 30, 2008.  We held lower average cash and investment balances during 2009 as compared to the same period in 2008, which resulted in lower interest being earned.  In addition, interest rates were lower during 2009 as compared to the preceding period.

Royalty Income.  We recorded royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty of $0.5 million ($0.4 million and $0.1 million for the Successor and Predecessor, respectively) for the nine month period ended September 30, 2009, as compared to $0.5 million for the nine months ended September 30, 2008. The property is being test mined by a joint venture partner, and we receive a royalty for product sold from the test mining operation.

Interest and Other Expense.  We recorded interest and other expense of $0.3 million (all related to the Predecessor) for the nine month period ended September 30, 2009, as compared to $7.6 million for the nine months ended September 30, 2008.  The expense for both periods was primarily the result of interest incurred on the Predecessor’s convertible notes.  We ceased accruing interest on the convertible notes following our filing for protection under Chapter 11 on January 12, 2009 and the convertible notes were cancelled on March 24, 2009 in connection with our emergence from bankruptcy. The convertible notes were outstanding during the full nine month period ended September 30, 2008.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions of $0.7 million ($0.5 million and $0.2 million for the Successor and Predecessor, respectively) for the nine month period ended September 30, 2009, and $0.5 million for the nine months ended September 30, 2008 consist of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Discontinued Operations — San Cristóbal.

The loss from discontinued operations for the nine months ended September 30, 2009 of $4.2 million was incurred during the 83-day period ended March 24, 2009 as discontinued operations related to the San Cristóbal asset group were sold at that date.  We recognized an $8.4 million loss on the sale of the San Cristóbal asset group which is included in discontinued operations for the period.

The loss from discontinued operations related to the San Cristóbal mine for the nine month period ended September 30, 2008 totaled $214.9.  The loss was primarily the result of a $615.0 million impairment of certain San Cristobal assets recorded during the period, a $34.4 million loss related to the write down of inventories at San Cristobal, partly offset by a $358.9 million mark-to-market gain related to the Predecessor’s open metal derivative positions. The Successor does not report discontinued operations.

Liquidity, Capital Resources and Going Concern

At September 30, 2009 our aggregate cash and short and long-term investments totaled $14.0 million, which included $13.6 million of cash and cash equivalents and $0.4 million of short term investments.  Our cash and short- and long-term investment balance is significantly lower than the $76.1 million in similar assets held by the Predecessor at December 31, 2008.  The decrease is primarily attributable to the transactions related to the Predecessor’s Chapter 11 proceedings and our emergence from such proceedings in March 2009, as more fully described in footnote 2 to our consolidated financial statements.  During the third quarter 2009, our cash and investment balance decreased from the approximately $20.5 million of such instruments held at June 30, 2009, which included illiquid ARS investments recorded at fair value of $4.6 million and cash and cash equivalents of $15.7 million.   The decrease was as a result of approximately $5.6 million spent on operations and a $1.4 million net decrease in the fair value of our investments, partially offset by $1.0 million received in connection with the sale of certain mining concessions in Mexico.  In addition, the sale of certain of our remaining ARS investments did not settle until October 1, 2009 and accordingly at September 30, 2009 the $0.5 million of proceeds was included in prepaid expense and other assets.

During the fourth quarter 2009, we expect to spend a total of approximately $8.0 million, including approximately $3.0 million on general and administrative costs, and approximately $5.0 million to fund the advancement of our exploration program.  Exploration spending during the fourth quarter 2009 is expected to include approximately $3.5 million for additional drilling at the El Quevar project in order to further define the ore body and approximately $1.5 million to support drilling activity in Mexico, Chile, and Peru.  We plan to fund these expenditures from our existing cash and investment balances, from the approximately $1.5 million of net cash flow from the Management Agreement and an anticipated $0.8 million of interest and other cash receipts during the period.

In October 2009, we filed with the SEC a registration statement on Form S-1 in connection with a proposed offering of our common stock.  The size of the offering has not yet been determined.  If we are able to raise sufficient capital through the offering, we plan to spend the following amounts during 2010:

•                  Approximately $44.0 million to fund the advancement of the Yaxtché deposit at our El Quevar project, including approximately $30.0 million to fund the construction of an underground drift and related infrastructure in order to develop additional information regarding the deposit and prepare a feasibility study, including detailed plant engineering; and approximately $14.0 million to fund concession option payments and a portion of the development and construction of the El Quevar project if results from the feasibility study are favorable.

•                  Approximately $33.0 million to fund exploration of our portfolio of exploration properties during 2010, including approximately $1 million to complete a first phase drilling program on the four targets on our Zacatecas project in Mexico, with up to an additional $12.0 million for additional drilling and analytical work on the targets if initial results are favorable; approximately $4.5 million for exploration activities at the Viejo Campo target and other targets outside of the Yaxtché deposit at El Quevar; and approximately $7.5 million for early stage exploration on our Antofalla project in Argentina, our Palca project in Peru, and our Elisa de Bordos project in Chile, including initial drilling and bulk sampling.

If the El Quevar feasibility study is positive, we currently anticipate that an additional approximately $50.0 to $70.0 million would be needed to develop and construct an underground mine at El Quevar. If the project advances to development and construction, and if the planned securities offering raises sufficient capital, we intend to use a portion of the proceeds to fund these activities, but we will also need to obtain additional funding. There can be no assurance that we will be successful in the anticipated offering or that we will be successful raising additional capital in the future on terms acceptable to us or at all.

If we do not raise sufficient capital, through the planned securities offering or an alternative source of funding, we would significantly reduce our anticipated spending during 2010.  If additional funding were not available over the next 12 month period ending September 30, 2010, we would expect to spend approximately $10.0 million on general and administrative costs and approximately $10.0 million to advance our exploration program.  We believe that we would be able to fund these expenditures from our existing cash and investment balances, from approximately $6.0 million of annual net cash flow from the Management Agreement (comprised of the annual fee net of direct administrative expenses) and from an anticipated $1.5 of interest and other cash receipts during the period.  As such, our financial statements have been prepared on a going concern basis, under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the budgeted amounts described above are not sufficient to fund the completion of the feasibility study for the El Quevar project or to develop and construct a mine if results from the feasibility study are favorable.  In order to continue significant advancement of the El Quevar project, we will need to complete the planned securities offering or obtain an alternative source of financing.

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

•                     Our proposed initial public offering;

•                     Our expectation that cash on hand and anticipated revenues and income will be sufficient to fund general and administrative costs and exploration expenses for the next 12 months;

•                     Our planned spending on general and administrative and exploration costs and our expected cash receipts from interest and royalty income and from the San Cristóbal management services agreement;

•                     The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2009 and 2010 on certain of our exploration properties and the anticipated timing and cost of the advancement of our El Quevar project; and

•                     Our expectation that we will not be required to make additional cash payments to the former holders of ASML’s subordinated notes.

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                        The economic viability of the El Quevar project;

•                        Our ability to successfully complete our initial public offering of our common stock or otherwise raise necessary capital on acceptable terms or at all in order to finance the El Quevar project;

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first nine months of 2009, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

The Company concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. The Company contacted the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, the Company entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC’s investigation. As a result, the Company reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, the Company, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting the Company from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Exchange Act. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval, negotiation of the terms of the settlement papers and approval by the Company’s Board of Directors. The Company cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

In August 2009, the DOJ informed us that it has closed its investigation based on, among other things, the Company’s pending settlement with the SEC.

Item 1A.  Risk Factors.

Risk factors affecting the Company can be found in Item 1A of ASML’s Annual Report on Form 10-K for the year ended December 31, 2008.

We expect to incur operating losses at least through 2010 and our profitability in the foreseeable future depends entirely on the success of the El Quevar project, which has not been shown to contain proven or probable reserves.

We have a history of losses and we expect that we will continue to incur operating losses unless and until such time as our El Quevar project in Argentina or another of our exploration properties enters into commercial production and generates sufficient revenue to fund continuing operations. We are focused primarily on the advancement of El Quevar.

Neither the El Quevar project, nor any of our other properties, has been shown to contain proven or probable reserves and expenditures made in the exploration of our properties may not result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and we cannot assure you that any mineral deposit we identify will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver from discovered mineralization will in fact be realized.

We have completed a technical report on the El Quevar property, which indicates the presence of “mineralized material.”  Mineralization figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable. We cannot assure you that these estimates will be accurate or that proven and probable reserves will be identified at El Quevar or any of our other properties. Even if we establish the presence of reserves at a project, the economic viability of the project may not justify further exploitation.

Estimates of reserves, mineral deposits and production costs can also be affected by such factors as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Silver or other minerals recovered in small scale laboratory tests may not be duplicated in large scale tests under on-site production conditions.

We will need substantial additional financing to advance the El Quevar project and we may not be able to obtain such financing.

We will need to raise capital during 2009 or 2010 in order to complete a feasibility study for the El Quevar project, and if the El Quevar project proceeds to development and construction, we anticipate that we will need to raise additional capital during 2010. We currently estimate that an additional $50 to $70 million will be required following completion of the feasibility study anticipated in the fourth quarter 2010. We do not have a credit agreement in place and believe that securing credit will be difficult given our limited history and continuing constraints on global credit markets. We cannot assure you that we will be able to obtain the necessary financing for the project on favorable terms or at all. If we are unable to obtain the additional financing necessary to bring El Quevar to production within two years after completion of a feasibility study, we will not be able to increase our interest in the project to 80% and our interest may decrease to 35%. Failure to obtain sufficient financing may also result in the delay or indefinite postponement of exploration activities at our other properties.

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

GOLDEN MINERALS COMPANY

Date: November 2, 2009	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: November 2, 2009	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer