Form 10-K
period 2009-12-31
Golden Minerals Co
filed 2010-03-29
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13627

GOLDEN MINERALS COMPANY
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation or Organization)	26-4413382 (I.R.S. Employer Identification No.)
350 Indiana Street, Suite 800 Golden, Colorado (Address of principal executive office)	80401 Not Applicable (Zip Code)
(303) 839-5060 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NYSE Amex LLC
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $5.0 million, based on the last sale price of the registrant's common stock of $2.45 per share as reported by The Pink Sheets LLC at www.pinksheets.com. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2009 included two shareholders who collectively held approximately 32% of its outstanding common stock. The number of shares of common stock outstanding on March 24, 2010 was 9,040,608.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K.

        All references to "Golden Minerals," "our," "we," or "us" are to Golden Minerals Company, including its subsidiaries and predecessors, except where it is clear that the term refers only to Golden Minerals Company. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

 FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements. These statements include statements relating to our plans, expectations and assumptions concerning the El Quevar project, the timing and budget for exploration of our portfolio of exploration properties, our expected cash needs, and statements concerning our financial condition, operating strategies and operating and legal risks.

        We use the words "anticipate," "continue," "likely," "estimate," "expect," "may," "could," "will," "project," "should," "believe" and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations, contain projections or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in this annual report on Form 10-K, including:

  •
  Results of future exploration at the El Quevar project;

  •
  The economic viability of the El Quevar project;

  •
  Our ability to raise necessary capital to finance advancement of the El Quevar project;

  •
  Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

  •
  Our ability to successfully manage our existing management agreement and successfully expand our mine services business, particularly if metals prices experience significant declines;

  •
  Worldwide economic and political events affecting the market prices for silver, gold and other minerals which may be found on our exploration properties; and

  •
  Political and economic instability in Argentina, Bolivia, Chile, Mexico, Peru, and other countries in which we conduct our business, and future actions of the government with respect to nationalization of natural resources or other changes in mining or taxation policies that may affect our management of the San Cristóbal mine.

        Many of those factors are beyond our ability to control or predict. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-K.

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

"Base Metal" means a classification of metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.). This nonspecific term generally refers to the high-volume, low-value metals copper, lead, tin, and zinc.

"Breccia" means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

"Claim" means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

"Concentrates" means the clean product of ore or metal separated from its containing rock or earth by froth flotation or other methods of mineral separation.

"Concentrator" means a plant where ore is separated into values (concentrates) and rejects (tails).

"Concession" means a grant or lease of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

"Diamond Core" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

"Deposit" means an informal term for an accumulation of mineral ores.

"Exploration Stage" means a prospect that is not yet in either the development or production stage.

"Feasibility Study" means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

"Formation" means a distinct layer of sedimentary rock of similar composition.

"Grade" means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tons which contain 2,204.6 pounds or 1,000 kilograms. This report refers to ounces per tonne.

"Mineralization" means the concentration of metals within a body of rock.

"Mining" means the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

"Net Smelter Return Royalty" means a defined percentage of the gross revenue from a resource extraction operation, less a proportionate share or transportation, insurance, and processing costs.

"Open Pit" means a mine working or excavation open to the surface.

"Ore" means material containing minerals that can be economically extracted.

"Outcrop" means that part of a geologic formation or structure that appears at the surface of the earth.

"Oxide" means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

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

"Proven Reserves" means reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

"Production Stage" means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

"Reclamation" means the process of returning land to another use after mining is completed.

"Recovery" means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

"Reserves" means that part of a mineral deposit that could be economically and legally extracted or produced at the time of reserve determination.

"Sampling" means selecting a fractional, but representative, part of a mineral deposit for analysis.

"Sediment" means solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water, or ice, or that accumulates by other natural agents, such as chemical precipitation from solution or secretion by organisms, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form.

"Sedimentary" means formed by the deposition of sediment.

"Sulfide" means a compound of sulfur and some other element.

"Tertiary" means the first period of the Cenozoic Era (after the Cretaceous of the Mesozoic Era and before the Quaternary), thought to have covered the span of time between 65 million years and 3 to 2 million years ago.

"Vein" means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

"Waste" means rock lacking sufficient grade and/or other characteristics of ore.

 AVAILABLE INFORMATION

        We make available, free of charge through our website at www.goldenminerals.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report.

 PART I

ITEMS 1 AND 2:    BUSINESS AND PROPERTIES

Overview

        We are a mineral exploration and mining services company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. Our management team is comprised of experienced mining professionals with over 160 years of combined experience in mineral exploration, mine construction and development, and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401 and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain exploration offices in Argentina, Mexico and Peru.

        We are currently focused on advancement of our 100% controlled El Quevar silver project in northwestern Argentina. From the inception of our exploration activities in 2004 through December 31, 2009, we have spent approximately $12.8 million on exploration and related activities at El Quevar. Based on an independent technical report completed in January 2010, there are an estimated 866,000 tonnes of mineralized material at an average silver grade of approximately 412 grams per tonne. See "—El Quevar—Geology and Mineralization." We are engaged in additional drilling, metallurgical analysis and other advanced exploration work at El Quevar, as well as preparation of a feasibility study.

        In addition to El Quevar, we own and control a portfolio of approximately 35 exploration properties located primarily in Mexico and South America. Our 100% controlled Zacatecas silver and base metals project in Mexico is at an intermediate stage of exploration, with four separate target areas on which we are currently conducting exploration activities, including drilling at the Pánuco target. We are also conducting drilling programs to explore several of our other projects, including Elisa de Bordos in Chile.

        Our team of mining professionals also provides mine management services. We currently manage the San Cristóbal silver, zinc and lead mine in Bolivia for Sumitomo Corporation.

Company History

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited ("Apex Silver"), for purposes of reporting under the U.S. Exchange Act. In January 2009, Apex Silver and its wholly-owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Joint Plan of Reorganization (the "Plan"), Apex Silver sold its interest in the San Cristóbal mine to Sumitomo. Substantially all of Apex Silver's remaining assets, including its various subsidiaries that hold a broad portfolio of exploration properties, were assigned to us.

        Under the Plan, the holders of subordinated notes of Apex Silver received a pro rata distribution of Golden Minerals common stock and cash. Apex Silver's equity holders received no recovery under the Plan, and the ordinary shares of Apex Silver were cancelled in connection with a Cayman Islands liquidation proceeding that was completed in December 2009. Apex Silver and Apex Silver Mines Corporation were also discharged from any and all claims arising prior to the effective date of the Plan, except as provided by the Plan, and all persons holding such claims are enjoined from asserting such claims against Apex Silver, Apex Silver Mines Corporation (now owned by Golden Minerals and renamed Golden Minerals Services Corporation), Golden Minerals and certain third parties, including present and former directors and officers. On December 17, 2009, the Bankruptcy Court for the Southern District of New York entered an Order of Final Decree closing the Chapter 11 case of Apex Silver. A Final Decree closing the Chapter 11 case of Apex Silver Mines Corporation (now named Golden Minerals Services Corporation) was entered on October 16, 2009.

Corporate Structure

        Golden Minerals Services Corporation, our wholly-owned subsidiary headquartered in Golden, Colorado, is the operating entity through which we conduct our business. We also wholly-own a number of subsidiaries organized throughout the world, including in Canada, Mexico, Central America, South America, the Caribbean, Europe, and Australia. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Our Competitive Strengths and Business Strategy

        Our business strategy is to discover, build and operate our own mines and to continue to provide mine development and operations services to mines owned by others. We believe we are well positioned to implement this strategy for the reasons described below.

        Experienced Management Team.    We are led by a team of mining professionals with over 160 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including Cyprus Amax Minerals Company, Phelps Dodge Corporation, Inco Limited, Homestake Mining Company and Kinross Gold Corporation. Our executive team has a proven ability to manage large projects in challenging environments, as evidenced by our successful development, construction and continued operation of the San Cristóbal mine in Bolivia. The San Cristóbal mine, which we currently manage on behalf of Sumitomo, cost approximately $1.0 billion to develop and construct, and is one of the largest silver, zinc and lead mines in the world. We seek to leverage the experience and skill of our management team by providing mine management services.

        El Quevar Advanced Exploration Project.    Our most advanced exploration project, the El Quevar project, is located in the Salta Province in Argentina, a jurisdiction that has established protocols for, and has historically been receptive to, mining investment. The project is situated in an advantageous location, with nearby infrastructure, including natural gas and power, and no community in the immediate vicinity. Based on our exploration work to date, the Yaxtché zone, one of 13 currently identified target areas, appears to be a relatively high grade silver deposit. We also have significant opportunity for expansion as we solely control 19 concessions totaling approximately 64,000 hectares in addition to the concession on which the Yaxtché deposit is located.

        Broad Exploration Portfolio.    In addition to El Quevar, we control a portfolio of approximately 35 exploration properties primarily in certain traditional precious metals producing regions of Argentina, Chile, Mexico and Peru, including several focus properties in the Zacatecas state of Mexico. We have been successful at generating value from the sale or farm-out for cash, stock and/or royalties of certain properties that do not meet our minimum economic requirements for potential advancement.

El Quevar

  Location and Access

        Our El Quevar silver project is located in the San Antonio de los Cobres municipality, Salta province, in the Altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300 kilometer dirt and gravel road from the city of Calama in northern Chile. The village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement with approximately 150 inhabitants. A high tension power line is located approximately 40 kilometers from the site, and a high pressure gas line devoted to the mining industry and subsidized by the Salta government is located within 20 kilometers of El Quevar. We have established a camp approximately 10 kilometers west of the project, which currently houses approximately 45 workers.

        The El Quevar project is located near Nevado Peak with altitudes on the concessions ranging from 3,800 to 6,130 meters above sea level. The climate of the area is high mountain desert, with some precipitation in summer (as snow) and little snow in winter. The map below shows the location of the El Quevar project.

  Property History

        Mining activity in and around the El Quevar project dates back at least 80 years. Between 1930 and 1950, there was lead and silver production from small workings in the area. We do not have production records from that period. The first organized exploration activities on the property occurred during the 1970s, although no data from that period remains. Over the last 30 years, several companies have carried out exploration activity in the area, including BHP Billiton, Industrias Peñoles, Mansfield Minerals and Hochschild Mining Group, consisting primarily of local sampling with some limited drilling programs in the area.

  Title and Ownership Rights

        The El Quevar project is comprised of 20 concessions, including 14 exploitation concessions and six exploration concessions. In total, the El Quevar project encompasses approximately 64,000 hectares.

        The area of most of our exploration activities at El Quevar is within the concessions that are owned or controlled by Minera El Quevar, our indirect wholly-owned subsidiary. Prior to January 2010, Minera El Quevar was jointly owned by us and an Argentine subsidiary of Hochschild, a publicly traded Peru-based mining company. In January 2010, we purchased Hochschild's 35% interest and became the sole owner of Minera El Quevar. See "Management's Discussion and Analysis and Result of Operations—Hochschild Transaction."

        Three of the concessions near the primary Yaxtché target are subject to options to purchase from the existing third-party concession owners. One option agreement covers the El Quevar II concession and one-half of the Castor concession, and another option agreement covers the Nevado I concession. Our remaining payments on those option agreements are set forth below:

El Quevar II/Castor		Nevado I
Amount	Date	Amount	Date
$1,100,000	March 16, 2011	$200,000	June 22, 2010
		$300,000	June 22, 2011
		$750,000	June 22, 2012

        We intend to make the remaining option payments assuming funding continues to be available and the results of our additional drilling and planned feasibility work are promising. Upon making the final option payment, Minera El Quevar will acquire all of the optioning party's rights in the concessions. If we continue to make the payments in a timely fashion, our ability to purchase the concession rights may not be revoked by the existing concession owners.

        In addition, under the terms of the option agreements, we are required to pay a 1% net smelter return royalty on the value of all metals extracted from the El Quevar II or Nevado I concessions and one-half of the minerals extracted from the Castor concession. We are also required to pay a 3% net smelter return royalty to the Salta province. To maintain the concessions, we make yearly aggregate rental payments to the Argentine government of approximately $28,500.

        The surface rights at El Quevar are controlled by the Salta Province. There are no private properties within the concession area. To date, no issues involving surface rights have impacted the project.

  Preliminary Exploration Activities

        We initiated exploration at El Quevar during 2004, and through December 31, 2009 we have spent approximately $12.8 million on exploration and related activities. Through December 31, 2009, we completed 195 diamond drill holes totaling approximately 38,500 meters. Approximately 141 of the holes intersected significant silver mineralization. See "—Geology and Mineralization."

        In 2008, we built a camp approximately 10 kilometers west of the project site to accommodate a work force of approximately 75 people. The camp currently relies on power generated from two diesel-powered generators. Water for camp use is pumped from a 100-meter deep well in the alluvial fan at the camp, and additional water can be supplied by drilling more wells. Our camp has sufficient infrastructure for expansion to project development and production stage capacity.

  Geology and Mineralization

        The geology of the El Quevar project is characterized by silver-rich veins and disseminations in Tertiary volcanic rocks that are part of an eroded stratovolcano. Silver mineralization at El Quevar is hosted within a broad, generally east-west-trending structural zone and occurs as a series of north-dipping parallel sheeted vein zones, breccias and mineralized faults situated within an envelope of pervasively silicified brecciated volcanic rocks and intrusive breccias. There are at least three sub-parallel structures that extend for an aggregate length of approximately 12 kilometers. Several volcanic domes (small intrusive bodies) have been identified and mineralization is also found in breccias associated with these domes, especially where they are intersected by the structures. The silver mineralization at the Yaxtché zone is of epithermal origin. The cross-cutting nature of the mineralization, the assemblage of sulfide and alteration minerals, and the presence of open spaces with euhedral minerals, all point to an origin at shallow to moderate depths (a few hundred meters below surface) from hydrothermal solutions.

        Our work to date has identified at least 13 potential zones of mineralization at the El Quevar project. As of December 31, 2009, we completed approximately 38,500 meters of diamond drilling in 195 drill holes. Of these holes, 168 were drilled to test the main Yaxtché zone for potential mineralization, with 141 of the Yaxtché holes intersecting significant silver mineralization. Our work indicates that the Yaxtché central zone is at least 650 meters in strike length, with other drilling results to the east and west indicating a total length of more than 1,900 meters, and between 40 to 150 meters in width. Our drilling further indicates that the silver mineralization is continuous laterally and to depths of 250 to 300 meters below surface in the main area. The zone appears to be faulted on the east and west ends, but geological mapping and a geophysical survey suggest that the zone has been faulted down and preserved, and is continuous in both directions.

        Set forth below are the results of three independent technical reports on the Yaxtché deposit.

        "Mineralized material" as used in this annual report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate "reserves" by SEC standards. We cannot be certain that any part of the Yaxtché deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves." You are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

February 2009 Technical Report

        Technical reports for the El Quevar project were prepared, dated February 27, 2009, by SRK Consulting (US), Inc. ("SRK") in accordance with the requirements of the SEC's Guide 7 and National Instrument 43-101 of the Canadian Securities Administrators ("Canadian NI 43-101"). Data from the 78 diamond drill holes then drilled was used as the data base for the report. The SRK estimate was based on the assumption that sulfide and mixed sulfide/oxide material would be mined by underground methods and oxide material would be mined from an open pit. Due to the higher mining costs associated with underground mining, the cut-off grade for mixed and sulfide material was significantly higher than the cut-off grade for oxide. The estimate assumed 65% recovery for oxide material, 90% recovery for mixed oxide and sulfide material, and 95% for sulfide material.

        According to the February 2009 SRK technical report, estimated mineralized material in the Yaxtché zone, assuming a price of $12.00 per ounce of silver, was as follows:

Material	Cut-off grade (g/tonne)	Tonnes (000s)	Average silver grade (g/tonne)
Oxide	85	304	168
Mixed	120	156	237
Sulfide	120	939	197
Total		1,399	195

October 2009 Technical Report

        During 2009, we continued to conduct exploratory drilling on the El Quevar concessions and the Yaxtché zone in particular. Using this additional drilling data, CAM prepared updated technical reports for the El Quevar project. The reports, completed in October 2009, were prepared in accordance with the requirements of the SEC's Guide 7 and Canadian NI 43-101. We engaged CAM to prepare the updated technical reports, rather than SRK, because of CAM's experience in assessing narrow vein deposits, which we expect to be the type of deposit at El Quevar based on preliminary drilling results. A 141 diamond drill hole database was used in the CAM resource estimates, which include 63 additional drill holes that were not present in the database used by SRK Consulting in its February

2009 report. The additional drill holes include infill drilling in the Yaxtché central zone and holes in the east and west extensions of the Yaxtché central zone.

        The CAM resource estimate assumes selective underground mining with continuity along strike and down dip supported by geologic interpretation of all holes logged to date in the mineralized zone, as compared to the February 2009 SRK estimate which assumed open pit mining of surface oxide materials. The CAM estimate was prepared on the assumption that all mineralized material would be mined by underground methods.

        According to the October 2009 CAM technical report, estimated mineralized material in the Yaxtché zone, at a cut-off grade of 100 grams of silver per tonne, was as follows:

Tonnes (000s)	Average silver grade (g/tonne)
310	430

January 2010 Technical Report

        We continued to conduct exploratory drilling at the Yaxtché zone throughout 2009. The additional drill holes include infill drilling in the Yaxtché central zone and holes in the east and west extensions of the Yaxtché central zone. Utilizing this additional infill and step-out drilling, CAM prepared updated technical reports for the El Quevar project. The reports, completed in January 2010, were prepared in accordance with the requirements of the SEC's Guide 7 and Canadian NI 43-101.

        Data from 156 drill holes was used in the January 2010 estimate. Consistent with CAM's October 2009 estimate, the January 2010 resource estimate assumes highly selective underground mining with continuity along strike and down dip supported by geologic interpretation of almost all holes logged to date in the mineralized zone. We have assumed concentration by flotation.

        According to the January 2010 CAM technical report, estimated mineralized material in the Yaxtché zone at a cut-off grade of 100 grams of silver per tonne was as follows:

Tonnes (000s)	Average silver grade (g/tonne)
866	412

        The cut-off grade of 100 grams of silver per tonne is consistent with a silver price of $14.35 per ounce, the three-year historic average price.

  Sampling

        Through December 31, 2009, we completed 195 diamond drill holes totaling approximately 38,500 meters. Drill cores are maintained in a locked facility at the El Quevar campsite before and after splitting. Golden Minerals personnel were responsible for logging, sampling, splitting, and shipping core to the laboratory facilities. The insertion of standards and blanks is carried out at the project site, while the duplicate coarse rejects and pulps are selected by each commercial laboratory. El Quevar samples have been analyzed at two independent laboratories. The quality assurance/quality control program used at El Quevar includes regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples are used to monitor sample batches for potential sample mix-ups and to monitor the data variability as a function of laboratory error and sample homogeneity.

  Metallurgical Analysis

        We have completed preliminary metallurgical analyses of composites made from core samples from the central portion of the El Quevar project. This preliminary work was focused on determining the response to various types of processing and recovery methods, including whole ore cyanidation, sulfide flotation, and a combination of cyanidation of flotation concentrates and tailings leach. As drilling activities at El Quevar have continued, our understanding of the potential orebody has increased. We are in the process of conducting an additional and more comprehensive metallurgical study using composite samples derived from drill cores collected at various locations along the Yaxtché central and western zones. We believe this study will give us a more reliable and conservative estimate of ore grade values than does metallurgical sampling of individual cores with high ore grade values. We also expect that the metallurgical study will detect the presence of any elements that could make ore extraction and processing more difficult or costly. We expect to complete this metallurgical study in the second quarter of 2010.

  Underground Exploration and Feasibility Study

        We are currently conducting additional drilling to better define the resource in the western extension of the Yaxtché zone and to obtain further information on the continuity of mineralization. We expect additional drilling will also be conducted on selected targets in the project area, including the Viejo Campo target. See "—Viejo Campo.". All of the drilling is designed to support feasibility work for the El Quevar project.

        In July 2009, we engaged independent consultants to assist with pre-feasibility work, including metallurgical analysis and engineering studies, and preparation of a feasibility study for the development of the Yaxtché zone. After consultation, we determined to proceed with a feasibility study that includes the construction of underground workings to develop additional information regarding the continuity of the ore grade material inside the mineralized corridor and to better define the stoping characteristics and operating costs for the length of the Yaxtché zone. Work to date indicates that underground mining of the Yaxtché zone should be more economically feasible than open pit mining methods. We believe that underground investigation will provide us with more accurate and conservative data than relying solely on drilling results. Moreover, costs spent on underground workings will not be duplicated in the event the project goes into further development and production, as we intend to construct the necessary infrastructure to be sufficient in both size and quality so as to permit its use in the event the project goes into further development and production.

        Underground exploration workings will include a ramp system that will intersect the ore zone at two locations 350 meters apart, along strike, and at a depth of approximately 200 meters. We expect the underground workings to consist of approximately 1,000 meters of four meter by five meter decline with all supporting excavations, ventilation, accesses, sumps, muck bays, and load center excavations. The surface work will consist of excavating approximately 112,000 cubic meters of material, developing an access road, and construction of the required mine site buildings (additions to these facilities would be required if the El Quevar project were to proceed to production). The camp will also be expanded to accommodate an additional 25 workers. Preliminary construction activities in connection with the construction of the underground drift commenced in the first quarter of 2010.

        The underground drift is expected to encounter two veins of mineralized material in the Yaxtché zone. We anticipate that data achieved shortly after the first vein access, which we expect to encounter near the end of the third quarter 2010, will provide sufficient data for us to complete a feasibility study for the Yaxtché zone in the fourth quarter of 2010.

  Viejo Campo

        In addition to the Yaxtché zone, we are continuing to explore other potential zones of mineralization at the El Quevar project, including the Viejo Campo target. In October 2008, we entered into an option agreement to acquire the Viejo Campo concession with Salta Exploraciones S.A. ("SESA"), from whom we optioned the Castor and El Quevar I concessions. Under the terms of the Viejo Campo option agreement, we can earn a 60% interest in the Viejo Campo concession after making $600,000 in payments to SESA and a $1,000,000 investment on the concession in the amounts and by the dates set forth below:

Viejo Campo Payment		Viejo Campo Investment
Amount	Date	Amount	Date
$50,000	October 27, 2009	$150,000	October 27, 2009
$100,000	October 27, 2010	$250,000	October 27, 2010
$200,000	October 27, 2011	$250,000	October 27, 2011
$200,000	October 27, 2012	$350,000	October 27, 2012

        In addition to the required payments shown above, we paid $50,000 upon execution of the agreement. We completed the first payment of $50,000 and the first investment of $150,000, which were due in October 2009. Subject to the availability of funding and the results of our additional drilling, we intend to make all remaining payments and investments. Upon completing our payment and investment obligations, we will acquire a 60% interest in the Viejo Campo concession and have an option to increase our interest to an 80% interest by paying an additional $250,000 and completing a feasibility study at Viejo Campo within three years from the exercise of the option. If we do not exercise our option to increase our interest in Viejo Campo to 80%, SESA has the ability to convert its 40% interest into a 3% net smelter return royalty on precious metal produced from Viejo Campo and a 1% net smelter return royalty on the remaining metals produced from Viejo Campo, although we have a right to buy back half of those royalty interests at amounts set forth in the option agreement.

        An initial drilling program has recently been completed at the Viejo Campo concession where two hydrothermal breccia structures, the Jenna and the Pamela structures, have been identified. The Viejo Campo concession is approximately six kilometers northwest of the main Yaxtché zone. The Jenna structure is approximately 600 meters in strike length. The Pamela structure has an exposed strike length of approximately 150 meters. Preliminary results from diamond drill holes completed as part of a first stage drill program at the Viejo Campo concession have returned silver values.

  Advancement of El Quevar

        We anticipate spending approximately $30.0 million during 2010 in connection with the advancement of the Yaxtché deposit at El Quevar for engineering, construction and related costs associated with the underground drift and preparation of the feasibility study. We also expect to spend approximately $2.0 million for drilling and other exploration activities outside of the Yaxtché zone, notably in the Viejo Campo target.

        While we currently expect to proceed with the construction of the underground drift and preparation of the feasibility study as projected, the plan contains a number of "stop/continue" points, such as the completion of a hydrology study, close-spaced confirmation drilling results and first vein access. If it is determined at any one of those points that the project is not economically viable, our costs will be limited to costs incurred up to that point, with the exception of any prepaid expenses or supply purchase commitments.

        We currently estimate that at least an additional $65.0 to $85.0 million would be required following completion of the feasibility study anticipated in the fourth quarter 2010. The actual amount required could vary substantially from this estimate based on the final results of the feasibility study. If the project advances to development and construction, we will need to obtain additional external financing. This estimate is part of an internal study prepared under the direction of Robert Blakestad, our Senior Vice President, Exploration and a Qualified Person as defined in Canadian NI 43-101, and is not supported by a technical report compliant with NI 43-101. We currently plan to spend approximately $30.0 million on the advancement of El Quevar, prior to establishing the economic viability of the project in a NI 43-101 compliant technical report. There can be no assurance that such expenditures will demonstrate the economic viability of the project.

  Environmental Liability and Permitting

        The El Quevar project is inside the Reserva Natural Los Andes, which was established principally to provide habitat for local wildlife. However, the reserve is designated for multiple uses, including mineral exploration and mining. The holder of any mineral concession in Salta province must submit an Environmental Information Report prior to exploration or mining activity. This report must be re-submitted every two years. There are three levels of permitting: prospecting, drilling and exploration, and mineral production.

        We have obtained all necessary permits for our current exploration activities at the El Quevar project. In order to construct the underground drift and related workings as described above, we will be required to obtain a permit from the Mining Secretary of the Salta Province, Argentina. We have had an initial meeting with the Mining Secretary regarding the permit and we do not expect the issuance of the permit to delay the construction of the underground drift.

        If the El Quevar project proceeds to development and construction, we will be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina. We have selected a contractor and have initiated the environmental baseline studies and environmental impact assessment process required to support the permits necessary for construction and operations. While we are not aware of any significant obstacle to obtaining the required permits, we have not yet formally begun to seek the necessary approvals.

  Republic of Argentina

        The Republic of Argentina is a federal republic located in South America and bordered by Chile, Bolivia, Paraguay, Brazil and Uruguay. The federal government coexists with the governments of 23 provinces and one autonomous city, Buenos Aires. Each province regulates its own administrative, legislative and judicial structure, complying with the republican system of government and the division of powers.

Certain Laws Affecting Mining in Argentina

        According to Argentine law, mineral resources are subject to regulation in the provinces where the resources are located. Each province has the authority to grant exploration permits and exploitation concession rights to applicants. The Federal Congress has enacted the National Mining Code and other substantive mining legislation, which is applicable throughout Argentina, however, each province has the authority to regulate the procedural aspects of the National Mining Code and to organize the enforcement authority within its own territory.

        In the province of Salta, where the El Quevar project is located, all concessions are granted by a judge in the Salta Mining Court. The types of mineral concessions relevant to the El Quevar project are exploration concessions and exploitation concessions. Exploration concessions are granted for up to 1,100 days depending on the size of the claim. The size of an exploration claim must be reduced periodically unless the owner applies to the Mining Court to convert it, or at least part of it, to an exploitation concession. Exploration concessions are subject to a yearly payment (canon), which is fixed each year by the federal government. For 2009, we paid a total of approximately $28,500 to maintain our El Quevar exploration concessions. An exploration plan must be filed for each exploration concession along with an environmental report that must be approved by the provincial mining authority. Additional environmental reports are required on a bi-annual basis while the exploration concession is valid. Upon expiration of the exploration concession, all data and documentation from the activities carried out on the concession must be filed with the provincial mining authority.

        Exploitation concessions may be granted if any mineral discovery is made either by the concessionaire or authorized third parties. Exploitation concessions are also subject to a yearly de minimis payment fixed by the National Ministry of Economy. An exploitation concession may be maintained indefinitely by timely payment of annual fees, capital investment, and continuity of work program (exploration, infrastructure, or mining). In addition to the annual payment of maintenance fees, metals mines in the Salta Province are subject to a net smelter return royalty of 3% of metals produced.

Taxes in Argentina

        Argentina has a federal income tax rate of 35%, and the income tax law allows for a five year carryforward of net operating losses. Argentina has several taxes in addition to income tax. The more significant taxes include (i) a Value Added Tax ("VAT") charged at a general rate of 21% for all goods and services provided in Argentina, as well as for imports into Argentina, unless specifically exempted; (ii) an import duty for certain goods and services entering the country; (iii) a provincial gross receipts tax applied to non-exported sales transactions in addition to VAT; (iv) a minimum presumed tax equivalent to 1% of the total asset value of an entity; and (v) a wealth tax of 0.5% of the equity value of an entity. For the metals extraction business, there is a 5% royalty on the value of the mineral extracted. Also, for exported minerals, Argentina imposes an export tax of 5% for silver dore and 10% for silver concentrates.

        The tax laws applicable to exploration, prospecting, development, and mining extraction, as set forth in the Argentina Mining Investment Law, provide for significant benefits to the general tax system for those companies inscribed under this law and which meet certain conditions. These benefits include: (i) fiscal stability; (ii) double deductions for certain mining costs; (iii) accelerated amortization for certain project costs; (iv) import duty exemptions; (v) an exemption from the minimum presumed tax described in the previous paragraph and (vi) a decrease from 5% to 3% on the royalty on mineral extracted. A fiscal stability agreement with the federal government can be obtained with a term of 30 years from the date a project's economic feasibility is presented along with the corresponding application. During the 30 year term, in general, a party to such an agreement with the federal government will neither be subject to new taxes or increases in tax rates, nor suffer the elimination of tax exemptions or deductions. However, a fiscal stability agreement does not limit changes in VAT, contributions to the social security system, or indirect taxes, and it does not impede the government from extending rules passed for a specified term or exempt the government from eliminating tax exemptions that have a scheduled date of expiration. Also, VAT paid on the import and purchase of goods and services used to carry out exploration activities that remains as a credit for greater than 12 years, may be refunded. Argentina also allows for the exemption from import duties when importing capital goods and special equipments or components, spare parts of said goods, or leased goods used to carry out mining and exploration activity defined by the Mining Department.

        As mentioned in the preceding paragraph, one of the benefits from the Argentina Mining Investment Law given to mining companies is a double deduction on certain mining related costs. If we begin production at El Quevar, activities such as prospecting, exploration, special studies of mineralogy, metallurgy, feasibility and pilot plant studies may be offset 100% against taxable profits, and such costs may also be depreciated for tax purposes. In addition, we may benefit from tax depreciation on an accelerated basis on investments in infrastructure, machinery, equipment and vehicles used in developing production capacity or carrying out new mining projects.

Other Exploration Properties

        In addition to El Quevar, we own and control a portfolio of approximately 35 exploration properties located primarily in South America and Mexico. In evaluating whether an exploration project warrants potential future development, we establish minimum requirements for reserves and annual saleable metal production rates and estimated mine development, capital and operating cost requirements. We seek to generate value from exploration properties that do not satisfy our minimum economic requirements through sale or farm-out of the property to a third party, and/or through retaining a royalty interest.

        The map below shows the location of some of our projects:

Zacatecas (Mexico)

        Our 100% controlled Zacatecas silver and base metals project in Mexico is in an intermediate stage of exploration. Although we believe that the Zacatecas project may contain significant silver and/or other mineralization, we have not completed a feasibility study on the property, and the property may not advance further.

  Location and Access

        The Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. All of our Zacatecas properties can be easily reached within 10 kilometers from the city of Zacatecas by paved and dirt roads. A location map is shown below.

ZACATECAS PROPERTY LOCATION
RIO GRANDE
Microondas Project
SOMBRERETE
Presa Cazadero
SAIN ALTO
MEXICO
ZACATECAS STATE
GULF OF MEXICO
N
VILLA DE COSS
FRESNILLO
VILLA GONZALEZ
ZACATECAS PROJECT
SAN LUIS POTOSI
Santa Rosa Project
VICTOR ROSALES
PANUCO
EXPLANATION
PAVED ROADS
POWER LINES
CITIES, TOWNS
RAILROAD
ZACATECAS CITY
TRANCOSO
PANFILO NATERA
San Jeronimo Project
GARCIA SALINAS
OJO CALIENTE
40 Km

  Title and Ownership Rights

        We own or control approximately 180 concessions totaling approximately 14,850 hectares in the Zacatecas project. Of these concessions, all but four are currently owned exclusively by us, and the remaining four concessions are under our exclusive control under purchase options with private third-party owners. The purchase options require option payments of $53,000 due in 2009, which payments have been made, $72,500 in 2010, $375,000 in 2011, and $204,000 in 2012. To maintain all of the concessions, we also pay approximately $62,500 per year to the Mexican government. We are party to a finder's fee agreement with an individual, which requires that we pay a 1% net smelter return royalty on any mineral production from certain of our Zacatecas claims.

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

MEXICO
Gulf of Mexico
Pacific Ocean
PARRAL
SAN FRANCISCO DEL ORO
GUANACEVI
PITARRILLA
SANTA ISABEL
MONTERREY
TORREON
SAN SEBASTIAN
AVINO
DURANGO
MICROONDAS
SAN MARTIN
FRESNILLO
ZACATECAS
EL SAUCITO - JUANICIPIO
ZACATECAS DISTRICT
SANTA ROSA
REAL DE ANGELES
ABALENA
SAN LUIS POTOSI
AGUASCALIENTES
GUANAJUATO
PRODUCER
ADVANCED PROJECTS
GOLDEN MINERALS PROJECTS
0
150
KILOMETERS

  Exploration Activities

        From 1994 to 2005, we performed sporadic reconnaissance work on some of the Zacatecas concessions, including taking approximately 2,000 surface samples. In 2006, we began systematic reconnaissance work on all concessions that we controlled. On the basis of this and the previous work, we identified the Muleros, El Cristo and San Manuel-San Gil areas of interest. In these areas, we performed more detailed mapping work, as well as trenching and detailed sampling, and in the Muleros area, we completed a two-stage diamond drilling program of 37 holes totaling approximately 6,800 meters. We have also recently identified a fourth target area, the Pánuco target, which is located in the northeastern part of the Zacatecas district about 10 kilometers east of the Muleros area. We believe that each of the target areas has potential for the discovery of silver with associated base metals and gold. We have spent approximately $9.8 million through December 31, 2009 on exploration and property acquisition in the Zacatecas district.

  Geology and Mineralization

        At a regional level, the Zacatecas Mining District is located within the physiographical provinces of the Western Sierra Madre and the Central Plateau. The basement rock units in the area include the metamorphic rocks of the Zacatecas Formation of Upper Triassic age. Overlying these rocks are the volcano-sedimentary units of the Chilitos Formation of Upper Jurassic-Lower Cretaceous age. During the Tertiary period, a polymictic conglomerate known as the "Red Zacatecas Conglomerate" was discordantly deposited, and overlying this, andesitic to rhyolitic flows and tuffs were deposited. All units are intruded by small stocks and plugs of rhyolitic to andesitic composition.

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

        In the four target areas identified by us, rocks of the Chilitos Formation are host to the veins. The four main target areas—Muleros, Pánuco, El Cristo and San Manuel-San Gil—are described in more detail below.

  Muleros Area

        Located in the northern part of the Zacatecas Mining District, the Muleros area covers an area of roughly 1,800 meters by 2,400 meters, where four sub-parallel epithermal vein-faults outcrop. The veins are composed of quartz and calcite, and contain silver mineralization associated with minor antimony and lead and zinc. The main vein system bears N40° to 70°W and dips 60° to 85° mainly to the southwest, with thicknesses that vary from 0.1 meters to 6.2 meters, and lengths from 1,000 to 2,500 meters, with shorter offshoots. The total length of all the outcropping veins is about 6,500 meters, and of the inferred veins (i.e., those that do not continuously outcrop) is 2,100 meters, with an average width of 1.33 meters. From 2006 to the present, we have taken approximately 1,100 surface samples from outcrops and trenches.

        At Muleros, we have drilled 37 diamond drill holes totaling approximately 6,800 meters. There were two stages of drilling. The first program was carried out with a total of 3,840 meters distributed over 31 short bore holes. The purpose of this program was to determine the structural behavior of the veins, the vein textures and the geochemistry at a vertical depth of about 100 meters from the surface. The second program was carried out with a total of 2,976 meters distributed over six boreholes. These holes were deeper tests (over 300 meters in depth), meant to intersect the veins in a postulated zone of high grade mineralization. The results indicate that the dip of the veins changed, becoming less steep than indicated at the surface and the intersections were less deep than planned (meaning they may have intercepted the upper part of a possible zone). Results from this drilling returned narrow intercepts of silver mineralization. Our results to date indicate that the more promising part of the Muleros target may be in the southeastern part of the area.

        We anticipate conducting an additional drill program during the second quarter of 2010 consisting of 10 to 15 holes at a cost of approximately $500,000 to further test this area. If the results of this program warrant further exploration, we intend to conduct a more extensive drilling program.

  Pánuco Area

        The Pánuco target area is located in the northeastern part of the Zacatecas district about 10 kilometers east of the Muleros area and is comprised of two main veins hosted in sedimentary rocks that outcrop for an aggregate of about 5 kilometers in a northwesterly direction. Vein widths range from one to three meters. Several small pits indicate mining of silver from oxidized surface rocks during Colonial times. There has been no modern exploration at Pánuco. We have mapped the area in detail and collected approximately 400 samples from the veins and wall rocks.

        We are currently conducting a first phase drill program consisting of 10 diamond core holes totaling about 2000 meters at an estimated cost of approximately $350,000. If the results from this work appear promising, we intend to conduct additional drilling and analytical work to advance the project in 2010.

  El Cristo Area

        Located in the central portion of the Zacatecas Mining District, the El Cristo area covers a surface area of 800 meters by 2000 meters, where five sub-parallel epithermal quartz-calcite veins outcrop. These veins correspond to the northwestern extension of the Vetagrande vein system. From 2006 to October 2008, we took approximately 1,017 surface samples from outcrops and trenches, of which 516 are from the veins. These samples have returned silver and gold values, with anomalous values in copper, lead and zinc. The average vein width is 1.5 meters. The main vein system bears N50 to 60? W and dips 60 to 80? SW, with thicknesses varying from 0.15 meters to 5.0 meters, and lengths from 500 to 2400 meters, with shorter offshoots. The total length of the outcropping veins and their respective offshoots is approximately 8,000 meters.

        The area has been mapped at a 1:2,500 scale and we completed an environmental impact report in June 2007. We have planned an exploration program during 2010 including 3,000 meters of diamond drilling at an estimated cost of approximately $500,000.

  San Manuel-San Gil Area

        Located in the central portion of the Zacatecas Mining District, the San Manuel-San Gil area covers an area of 8 square kilometers, where sub-parallel epithermal veins and alteration zones outcrop. The main vein system bears N60W to East-West and dips to the north and south, with thicknesses varying from 0.10 meters to 7 meters, and lengths from 400 to 1400 meters with shorter offshoots. The total length of all the outcropping veins and their respective offshoots is about 7000 meters, with an average width of 1.2 meters. We have taken 167 chip-channel samples that have returned silver and gold values, and highly anomalous values in copper, lead and zinc.

        We carried out a geochemical soil sampling program in an area measuring 4.2 kilometers by 2 kilometers with east-west lines every 100 meters and samples every 50 meters. A total of 785 samples were taken. The strongest anomaly in silver, gold and copper is located in the southeastern portion of the area.

        We have planned an exploration program including approximately 2,000 meters of drilling at an estimated cost of $350,000 to test this target.

Early Stage Exploration Properties

        We believe that the properties described below, while not as advanced as El Quevar and Zacatecas, appear promising based on our activities to date. We intend to conduct further mapping, sampling and drilling on these properties. Although we believe that these properties merit further exploration activities, our activities are at a preliminary stage and we do not yet consider any one of these properties to be individually material.

  Palca (Peru)

        The Palca project is located in the Puno province in southern Peru and is distinguished by an extensive series of veins aggregating more than 10 kilometers in length containing silver, gold and base metals in locally significant amounts. We have a 100% interest in the project, which is made up of nine concessions totaling approximately 4,800 hectares. The veins at Palca are hosted by Tertiary volcanic rocks and associated intrusive bodies and range in width from two to fifteen meters. Sampling has returned silver, gold, lead and zinc values. There has been some limited production from one of the veins, but little modern exploration has been conducted.

        We are planning an initial drill test of 10 holes totaling 3,000 meters at a cost of $500,000 to begin in the second quarter 2010. If the program results are encouraging, we intend to conduct additional drilling and analytical work to advance the project.

  Elisa de Bordos (Chile)

        The Elisa de Bordos project is located about 40 kilometers southeast of the city of Copiapó in north-central Chile. We have an option agreement to acquire a 75% interest by conducting $1.5 million in work prior to 2012 and establishing a resource estimate that meets industry standards. We may increase our interest under certain conditions. There has been historical production of an unknown amount of silver ores from replacement-style mineralization hosted in sedimentary and volcanic rocks from this project. There are about 4,500 meters of underground workings that we have mapped and sampled in some detail.

        Our sampling has returned silver values from exposures in the workings and we have established that silver is present in similar host rocks for at least one kilometer from the old mine site. There has been no modern exploration on the project. Our work has shown that silver is present over a sufficient area and the indicated grade of the potentially mineralized zone is such that a silver resource may be present at Elisa de Bordos.

        We are currently conducting a 10 hole, 1,700 meter drilling program to test this area at an estimated cost of $300,000.

  Matehuapil (Mexico)

        The Matehuapil Project is located in northeastern Zacatecas state in central Mexico. Significant projects in the region surrounding Matehuapil include the Peñasquito Mine, the Concepcíon del Oro district and the new Camino Rojo discovery. The project currently includes two concessions totaling 12,090 hectares, and we have a joint venture agreement with Almaden Minerals Ltd. under which we may earn a 60% interest in the properties by making certain payments to Almaden and conducting work programs over a six year period. We have applied for additional property in the area that will be owned solely by Golden Minerals.

        The geology at Matehuapil is comprised of limestones with some sandstones and shales intruded by mozonitic bodies and cut by faults and veins related to regional structures. The project has potential for the discovery of silver and base metal-rich veins and replacement deposits, including carbonate replacement deposits similar to the famous Santa Eulalia and Naica deposits found further north.

        In addition to these types of deposits, we have indentified an area of altered intrusive and sedimentary rocks that contain potentially significant amounts of gold. This area, called Rabioso, is located in the northwest portion of the Matehuapil concession and contains an exposure of oxidized altered intrusive rock cut by numerous fractures and veinlets. Sampling of this area has indicated that gold values are present over an exposed area of the intrusive of approximately 250 meters by 800 meters and is also found in the adjacent altered sedimentary rocks to a lesser degree. Our work has included trenching and the excavation of pits to obtain material for analysis and the compilation of detailed geological information. This work has indicated that the possibility of a large disseminated gold deposit exists at the Rabioso target.

        We are planning an initial drill test of 10 to 15 holes totaling 3,000 meters at a cost of $500,000 to begin in the second quarter of 2010. If the results from this program are encouraging, we intend to conduct additional drilling and analytical work to advance the project.

  La Pinta (Mexico)

        The La Pinta property is located in northeastern Zacatecas state in central Mexico about 25 kilometers southwest of Concepcíon del Oro and 13 kilometers south of Goldcorp's Peñasquito mine. The project includes 10 concessions totaling 35,300 hectares that are owned outright by Golden Minerals and one 40 hectare concession controlled under an option to purchase a 100% interest that requires that we pay a total of $35,000 over a two year period ending in September 2011.

        The geology at La Pinta is largely obscured by alluvium, but mapping of available outcrops reveals a thrust fault that places the Cretaceous age Indidura Formation over the Cuesta de Cura Formation, also of Cretaceous age. This contact is marked by boulders and fragments of limestone that are in a siliceous matrix and fragments of silicified intrusive that locally contains abundant pyrite. Large fragments of the altered intrusive are found as float over an area of approximately 2,000 meters by 500 meters. Sampling of this material has returned gold values and highly anomalous levels of arsenic. Elsewhere on the property, scattered outcrops of the Caracol Formation indicates areas of brecciation and pyritic mineralization that has returned silver values and anomalous levels of arsenic and zinc. Outcrops of the various sedimentary units of Cretaceous age show additional evidence of potential mineralization, including calcite and quartz veining, pyrite and iron oxides after pyrite.

        We have completed a detailed ground magnetic survey over the central area of interest. This survey indicates a low-level anomaly that is in part coincident with the area of intrusive float and we interpret this as indicating that an altered intrusive rock may be present under the alluvium or intruding the sedimentary rocks in this area.

        Our plan is to conduct an initial drill test of 10 to 15 holes totaling 3,000 meters at a cost of $500,000 to begin in the second quarter of 2010. If the results of this program are encouraging, we intend to follow up the initial program with additional drilling and related work.

Farm-outs, Royalties and Other Dispositions

        Exploration properties that we decide not to advance are evaluated for joint venture, sale of all or a partial interest, and royalty potential. In evaluating whether an exploration project warrants future expenditure, we establish minimum requirements for reserves and annual saleable metal production rates and estimate mine development, capital and operating cost requirements to determine if developing the project is economically viable. Exploration properties that do not satisfy the minimum economic requirements may generate value through sale or farm-out to third parties, or through retaining royalty interests. We have minority ownership interests and/or royalties in the following properties that were once part of our exploration portfolio:

  Platosa Royalty (Mexico)

        During 2004, we sold to Excellon the mineral rights to a portion of our Platosa silver-lead-zinc property in Mexico, and we retained a 3% net smelter return royalty interest. In November 2009, we sold our 49% joint venture interest in the Platosa project to Excellon. We received a cash payment of $2.0 million and retained a 1% net smelter return royalty over the joint venture properties. The prior agreements between us and Excellon were terminated in connection with the sale.

  Otuzco (Peru)

        We owned eight concessions totaling approximately 3,400 hectares on our Otuzco silver-lead-zinc project in Peru. After conducting a detailed geological evaluation of the concessions, we determined that the mineral potential at the Otuzco project did not meet our requirements. We entered into an agreement with Apoquindo Minerals Inc., a Canadian junior exploration company, to sell the concessions for a total of $3.0 million, payable in installments over four years. We received the initial payment of $150,000 in 2008, and $35,000 in 2009; the remaining installment payments are due as follows: $350,000 in 2010, $500,000 in 2011, $900,000 in 2012 and $1,100,000 in 2013. If these payments are not completed, the property will be returned to us and we will retain all amounts previously paid.

  Zacatecas Royalty (Mexico)

        In August 2009, we sold to Capstone Gold SA de CV, a wholly owned subsidiary of Capstone Mining Corp., the mineral rights to a portion of our Zacatecas project in Mexico; namely, the Esperanza, San Francisco, and Santa Rita concessions immediately adjacent to Capstone's Cozamin Mine. The purchase price we received for the three concessions included (a) an initial payment of $1.0 million, (b) future cash payments of a net smelter return of 1.5% on the first one million tonnes of production from the acquired claims, and (c) cash payments equivalent to a 3.0% net smelter return on production in excess of one million tonnes from the acquired claims. Additionally, the net smelter return on production in excess of one million tonnes escalates by 0.5% for each $0.50 increment in copper price above $3.00 per pound of copper. There is currently no production on these concessions.

Mine Services

        We provide mine services, including project development strategies and direction; engineering, construction and procurement management; environmental permitting and corporate social responsibility; technical team support; and contract operations management. We currently have an agreement in place with Sumitomo Corporation, the San Cristóbal Management Services Agreement, for the management of the San Cristóbal mine in Bolivia.

  San Cristóbal Management Services Agreement

        Under the terms of the San Cristóbal Management Services Agreement with Sumitomo we provide management services at the San Cristóbal mine including, for example, management of technical and operating activities, administrative support, information technology and local community relations. Certain services, such as lobbying, governmental relations and tax planning, are not included in the services that we provide under the San Cristóbal Management Services Agreement. We are paid an annual fee of $11.4 million, which includes approximately $5.4 million that constitutes reimbursement for direct administrative expenses that we incur on behalf of the San Cristóbal mine. We received an annual incentive fee of $1.125 million for 2009, and we are eligible to receive up to $1.5 million for each year thereafter, based on achievement of certain negotiated performance targets and payable within 75 days of the first day of the year following the year in which the performance targets were achieved. After June 30, 2010, the San Cristóbal Management Services Agreement may be terminated at the terminating party's discretion by us with 12 months' prior notice or by Sumitomo with six months' prior notice (or by Sumitomo with three months notice if Sumitomo has sold, directly or indirectly, more than 20% of the subsidiary that owns the mine). If the agreement is terminated by Sumitomo, we will be entitled to a $1.0 million termination fee. We will not be required to pay a termination fee if we opt to terminate the agreement.

        The San Cristóbal mine is located in Bolivia approximately 500 kilometers south of the city of La Paz. The San Cristóbal mine consists of an open pit mine and concentrator with a designed capacity of 40,000 tonnes per day. During the year ended December 31, 2009, the mine produced approximately 499,400 tonnes of zinc concentrates and 107,700 tonnes of lead concentrates containing approximately 16.1 million ounces of silver, 246,300 tonnes of zinc and 69,600 tonnes of lead.

Executive Officers of Golden Minerals

        We have five executive officers: our President and Chief Executive Officer and four Senior Vice Presidents (including our Chief Financial Officer). Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Jeffrey G. Clevenger Colorado, USA	60	Chairman, President and Chief Executive Officer
Robert B. Blakestad Colorado, USA	63	Senior Vice President, Exploration and Chief Geologist
Jerry W. Danni Colorado, USA	57	Senior Vice President, Corporate Affairs
Deborah J. Friedman(1) Colorado, USA	57	Senior Vice President, General Counsel and Corporate Secretary
Robert P. Vogels Colorado, USA	52	Senior Vice President and Chief Financial Officer

(1)
Ms. Friedman is a partner at Davis Graham & Stubbs LLP and devotes approximately half her time to service as Senior Vice President, General Counsel and Corporate Secretary.

        Jeffrey G. Clevenger.    Mr. Clevenger has served as our Chairman of the Board and as our President and Chief Executive Officer since March 2009. He served as a director and President and Chief Executive Officer of Apex Silver from October 2004 through March 2009. Mr. Clevenger worked as an independent consultant from 1999 when Cyprus Amax Minerals Company, his previous employer, was sold until he joined us in 2004. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc. He is a Member of the American Institute of Mining, Metallurgical and Petroleum Engineers and the Metallurgical Society of America. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate of the Advanced International Senior Management Program of Harvard University.

        Robert B. Blakestad.    Mr. Blakestad was appointed Senior Vice President, Exploration and Chief Geologist of our company on March 24, 2009. In November 2004, he was appointed as Vice President, Exploration of Apex Silver Mines Limited. Prior to joining Apex Silver Mines Limited, Mr. Blakestad served as Chief Executive Officer of International Taurus Resources from May 1998 until November 2004. He was Vice President—Exploration for Amax Gold from 1996 to 1998 and Exploration Manager for Cyprus Amax Minerals Company from 1990 until 1996. He held various positions at Homestake Mining Company from 1979 until 1990, beginning as a Senior Geologist and rising to the position of Manager, U.S. Reconnaissance. Mr. Blakestad holds a B.S. in Mining Engineering from the New Mexico Institute of Mining and Technology and an M.S. in Geology from the University of Colorado. He is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers and of the Society of Economic Geologists. He holds professional certifications from the State of Washington and the Province of Nova Scotia.

        Jerry W. Danni.    Mr. Danni was appointed Senior Vice President, Corporate Affairs of our company on March 24, 2009. Mr. Danni joined Apex Silver Mines Limited in February 2005 as the Senior Vice President, Environment, Health and Safety and in March 2005 was appointed Senior Vice President, Corporate Affairs. Prior to joining Apex Silver Mines Limited, Mr. Danni served as Senior Vice President, Environment Health and Safety of Kinross Gold Corporation from January 2000 until February 2005 and as Vice President, Environmental Affairs from July 2000 until January 2003. While at Kinross he was instrumental in the design and implementation of integrated environmental, and health and safety systems and processes for Kinross operations worldwide, and was also responsible for management of the Reclamation Operations Business Unit. From 1994 to July 2000, Mr. Danni was the Vice President of Environmental Affairs for Cyprus Climax Metals Company. Prior to working for Cyprus, Mr. Danni held senior environmental, and health and safety management positions with Lac Minerals Ltd. and Homestake Mining Company. Mr. Danni holds a B.S. in Chemistry from Western State College, and is a member of the Society of Mining Engineers and a past director of the National Mining Association.

        Deborah J. Friedman.    Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary of our company on March 24, 2009. She was previously appointed Senior Vice President, General Counsel and Corporate Secretary of Apex Silver Mines Limited in July 2007. Ms. Friedman is also currently a partner at Davis Graham & Stubbs LLP, where her practice focuses primarily on securities, finance and transactional matters for publicly-traded mining companies. She transitioned to Partner on leave status at Davis Graham & Stubbs LLP from December 2007 to June 2009 during her full-time employment with Apex Silver Mines Limited. Ms. Friedman was a full time partner at Davis Graham & Stubbs LLP from August 2000 through December 2007, and she was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J.D. from The University of Michigan Law School.

        Robert P. Vogels.    Mr. Vogels was named Senior Vice President and Chief Financial Officer of our company on March 24, 2009. Mr. Vogels served as Controller of Apex Silver since January 2005 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited's Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked from 1985 through October 2002 for Cyprus Amax Minerals Company, which was acquired in 1999 by Phelps Dodge Corp. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002. Mr. Vogels began his career in public accounting where he held a CPA certification. He holds a B.Sc. in accounting and an MBA degree from Colorado State University.

        In addition to the executives described above, we rely on the consulting services of Terry L. Owen, our former Senior Vice President. Mr. Owen has more than 30 years of experience in mine development, construction and operations, primarily at executive and senior management levels with Apex Silver, Cyprus Amax Minerals Company and Freeport McMoran. In addition to the development, construction and operation of the San Cristóbal mine, Mr. Owen has had a leadership role in the development of more than 20 mining projects in 10 different countries. These projects include the construction of the $1.0 billion El Abra copper mine and solvent extraction/electrowinning circuit in Chile, the modernization and expansion of the Cerro Verde copper mine in Peru, the construction of the Fort Knox gold mine in Alaska, the construction of the Kubaka gold mine in Far East Russia, the expansion of the Henderson underground block cave molybdenum mine in Colorado and the modernization of the related ore transport system, the completion of the Grasberg expansion and several other major capital projects and expansions at Freeport McMoran Inc.'s gold and copper mines in Indonesia and service as Vice President and Assistant General Manager of those operations. Mr. Owen resigned from his positions as Senior Vice President of Golden Minerals and President of Golden Minerals Services Corporation effective January 1, 2010.

Metals Market Overview

        We have targeted exploration properties that potentially contain silver or other precious metals, including gold. Descriptions of the markets for these metals are provided below.

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

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. The CPM Group, a precious metal and commodities consultant, estimates in its Yearbook 2009 that approximately 76% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits.

        The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On March 24, 2010, the closing price of silver was $16.68 per troy ounce.

	Silver
Year	High	Low
2005	$9.23	$6.39
2006	$14.94	$8.83
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010*	$18.84	$15.14

*
Through March 24, 2010

Gold Market

        For centuries, gold has been desirable for its rarity, beauty, and unique properties. Because gold is highly valued and in very limited supply, it has long been used as a medium of exchange or money.

        The production of ornamental objects was probably the first use of gold over 6,000 years ago. The CPM Group estimates in its Yearbook 2009 that about 79% of the gold consumed each year is used in the manufacture of jewelry, with approximately 13% of demand for gold from industry. Gold is an excellent conductor of electricity, is extremely resistant to corrosion, and is one of the most chemically stable of the elements, making it critically important in electronics and other high-tech applications.

        The most important industrial use of gold is in the manufacture of electronics. A small amount of gold is used in almost every sophisticated electronic device. Gold's unique properties make it also useful in medical applications.

        The following table sets forth for the periods indicated on the London Fix AM high and low gold fixes in U.S. dollars per troy ounce. On March 24, 2010, the closing price of gold was $1,094.00 per troy ounce.

	Gold
Year	High	Low
2005	$537.50	$411.50
2006	$725.75	$520.75
2007	$841.75	$608.30
2008	$1,023.50	$692.50
2009	$1,218.25	$813.00
2010*	$1,158.00	$1,052.25

*
Through March 24, 2010

Employees

        We currently have approximately 155 employees, including 20 working out of our office in Golden, Colorado, approximately 115 working out of our various foreign exploration offices, and approximately 20 working at the San Cristóbal mine in connection with the San Cristóbal Management Services Agreement.

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

ITEM 1A:    RISK FACTORS

        Investors in Golden Minerals should consider carefully, in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K, the following risk factors:

Risks related to our business

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

        Chlumsky, Armbrust & Meyer, LLC ("CAM") completed a technical report on the El Quevar property, which indicates the presence of "mineralized material." See "Business and Properties—El Quevar—Geology and Mineralization." Mineralization figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable. We cannot assure you that these estimates will be accurate or that proven and probable reserves will be identified at El Quevar or any of our other properties. Even if we establish the presence of reserves at a project, the economic viability of the project may not justify further exploitation. We currently plan to spend approximately $30.0 million on the advancement of El Quevar prior to establishing the economic viability of the project in a technical report compliant with National Instrument 43-101 of the Canadian Securities Administrators ("NI 43-101"). There can be no assurance that such expenditures will demonstrate the economic viability of the project.

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

        If the El Quevar project proceeds to development and construction, we anticipate that we will need to raise additional capital during 2010. We currently estimate that at least an additional $65.0 to $85.0 million would be required following completion of the feasibility study anticipated in the fourth quarter 2010. The actual amount required could vary substantially from this estimate based on the final results of the feasibility study. This estimate is part of an internal study prepared under the direction of Robert Blakestad, our Senior Vice President, Exploration and a Qualified Person as defined in NI 43-101, and is not supported by a technical report compliant with NI 43-101. We do not have a credit agreement in place and believe that securing credit will be difficult given our limited history and continuing constraints on global credit markets. We cannot assure you that we will be able to obtain the necessary financing for the project on favorable terms or at all. Failure to obtain sufficient financing may also result in the delay or indefinite postponement of exploration activities at our other properties.

We depend on the services of key executives.

        Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives including Jeffrey Clevenger, Robert Blakestad, Robert Vogels and Jerry Danni. We are also dependent on the management services provided by Terry Owen. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business, our ability to maintain and grow our mine services business, as well as our ability to manage and succeed in our exploration activities.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Our future growth and profitability will depend, in large part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration programs. Competition for attractive mineral exploration properties is intense. Our strategy is to identify reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  •
  establish ore reserves through drilling and metallurgical and other testing techniques;

  •
  determine metal content and metallurgical recovery processes to extract metal from the ore;

  •
  determine the feasibility of mine development and production; and

  •
  construct, renovate or expand mining and processing facilities.

        If we discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, we may not successfully acquire additional mineral rights, or our exploration programs may not result in proven and probable reserves at all or in sufficient quantities to justify developing any of our exploration properties.

        The decisions about future development of projects will be based primarily on feasibility studies, which derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metal prices and estimates of average cash operating costs based upon, among other things:

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

Our long-term cash flow and profitability will be affected by changes in the prices of silver and other metals.

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

  •
  speculative activities and producer hedging activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        The extreme volatility and disruption that have affected the financial markets have also extended to the commodity markets, including metals markets, which experienced significant volatility in 2009. Any extended weakness in the global economy could further increase volatility in metals prices or depress prices, which could in turn make it uneconomical for us to continue our exploration activities. Volatility or sustained price declines may also affect the number, quality and profitability of available mine service opportunities and adversely affect our ability to build our business.

Our revenues currently depend primarily on our agreement to manage the San Cristóbal mine.

        Our revenues currently consist primarily of the management fees payable to us under the Management Services Agreement, dated March 24, 2009 (the "San Cristóbal Management Services Agreement"), under which we manage the San Cristóbal mine for Sumitomo. After June 30, 2010, Sumitomo will be able to terminate the San Cristóbal Management Services Agreement at its discretion upon six months' written notice (or three months notice if Sumitomo has sold, directly or indirectly, more than 20% of the subsidiary that owns the mine) provided that it pays us a $1.0 million fee. Sumitomo may not wish to continue the San Cristóbal Management Services Agreement beyond June 2010 and, as a result, our primary source of funding may not continue beyond the initial term. Moreover, the San Cristóbal Management Services Agreement, and payments to us thereunder, may be reduced or suspended in certain circumstances in the event of a prolonged interruption in mining activities, including labor disturbances, shutdowns or events of force majeure, such as expropriation by the Bolivian government.

We have limited experience managing mining properties for third parties and our mine management business may not be successful.

        We currently have only one management agreement, the San Cristóbal Management Services Agreement. We have a limited history of providing management services to third parties and we cannot assure you that we will be able to retain our current services contract or attract additional mine or mine project management business. Demand for our services may also be negatively affected if certain commodity prices and global economic conditions remain weak.

If we are unable to obtain all of our required governmental permits or property rights, our operations could be negatively impacted.

        Our future operations, including exploration and any potential development activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. We cannot assure you that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions, challenges to the issuance of our licenses, permits or property rights, whether successful or unsuccessful, changes to the terms of our licenses, permits or property rights, or a failure to comply with the terms of any such licenses, permits or property rights that we have obtained, could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible.

Lack of infrastructure could forestall or prevent further exploration and development.

        Exploration activities, as well as any development activities, depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs and the feasibility of a project, or unanticipated or higher than expected costs and unusual or infrequent weather phenomena, government or other interference in the maintenance or provision of such infrastructure, or unanticipated or higher than expected costs, could adversely affect our operations, financial condition and results of operations.

Our exploration and mine management activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

        We currently conduct exploration and mine management activities almost exclusively in Latin American countries with developing economies, including Argentina, Bolivia, Chile, Mexico and Peru. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration and mine management activities in countries with developing economies, including:

  •
  political instability and violence;

  •
  war and civil disturbance;

  •
  acts of terrorism or other criminal activity;

  •
  expropriation or nationalization;

  •
  changing fiscal, royalty and tax regimes;

  •
  fluctuations in currency exchange rates;

  •
  high rates of inflation;

  •
  uncertain or changing legal requirements respecting the ownership and maintenance of mineral properties, mines and mining operations, and inconsistent or arbitrary application of such legal requirements;

  •
  underdeveloped industrial and economic infrastructure;

  •
  corruption; and

  •
  unenforceability of contractual rights.

        Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and mine management activities could adversely affect our business.

Title to our mineral properties may be challenged.

        Our policy is to seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available for mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action.

        In some of the countries in which we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction or imposition of partners could have a material adverse affect in our financial condition, results of operations and prospects.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

        We derive the rights to some of our mineral properties from leaseholds or purchase option agreements or that require the payment of option payments, rent or other installment fees or specified expenditures. For example, we acquired certain of our rights on the El Quevar property through option agreements, which require aggregate payments of approximately $3.4 million and an exploration investment of $850,000 over the next three years. The El Quevar property is our most advanced exploration property, and the only property on which we have estimated mineralized material. If we fail to make these payments when they are due, our rights to the property may terminate.

        Some contracts with respect to our mineral properties require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we are required in certain instances to make payments to governments in order to maintain our rights to our mineral properties. Because our ability to make some of these payments is likely to depend on our ability to obtain external financing, we may not have the funds to make these payments by the required dates.

The management services we provide at the San Cristóbal mine could be negatively affected by future actions of the Bolivian government.

        In December 2005, Evo Morales, the leader of the Movement to Socialism party, was elected president. At various times since his election, President Morales and others in his administration have made public statements regarding their desire to exert greater state control over natural resource production in Bolivia, including mining.

        In 2007, the Bolivian government enacted various changes to applicable mining taxes. The current or future government may make additional changes that could increase the total tax burden on the San Cristóbal mine, and any such changes could adversely affect the earnings and cash flow generated by the San Cristóbal mine.

        In February 2009, Bolivia approved a new constitution in a national referendum that significantly affects the legal framework governing mining in Bolivia. The new constitution requires that existing mining concessions be replaced by mining agreements negotiated with the Bolivian government. The deadline for implementation of the new mining agreements is December 2010. The new constitution does not specify the effect on existing concessions or provide either general or specific terms for the mining agreements. There can be no certainty as to the form and content of these contracts that must be negotiated with the Bolivian government, or that we will be allowed to continue to operate the San Cristóbal mine as contemplated by the San Cristóbal Management Services Agreement.

Even if we are successful in bringing the El Quevar project into production, mining operations are hazardous, raise environmental concerns and raise insurance risks.

        Mining operations are by their nature subject to a variety of risks, such as cave-ins, pit-wall failures, flooding, rock bursts, fire, industrial accidents, failure of processing and mining equipment, environmental hazards, discharge of pollutants or hazardous chemicals, supply problems and delays, changes in the regulatory environment, encountering unusual or unexpected geological formations or other geological or grade problems, encountering unanticipated ground or water conditions, periodic interruptions due to inclement or hazardous weather conditions, and other acts of God or unfavorable operating conditions. These risks could result in delays to development or production, damage to or destruction of mineral properties or processing facilities, personal injury or death, loss of key employees, environmental damage, monetary losses and possible legal liability. Satisfying these liabilities may be very costly and could have a material adverse effect on our future cash flow, results of operations and financial condition. We may not be able to insure fully or at all against these risks, or we may decide not to take out insurance against such risks as a result of high premiums or for other reasons.

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

        Many of our exploration properties are located in historic mining districts where prior owners may have caused environmental damage that may not be known to us or to the regulators. In most cases, we have not sought complete environmental analyses of our mineral properties and have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. To the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

We compete against larger and more experienced companies.

        The mining industry is intensely competitive. Many large mining companies are primarily producers of precious or base metals and may become interested in the types of deposits on which we are focused, which include silver and other precious metals deposits or polymetallic deposits containing significant quantities of base metals, including zinc, lead, copper and gold. Many of these companies have greater financial resources, operational experience and technical capabilities than we do. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future or maintain and develop our mine services business.

We may be required to indemnify Sumitomo in certain circumstances under the terms of the San Cristóbal Purchase and Sale Agreement, and such payments could have a material adverse effect on our financial condition.

        Under the terms of the Plan, Apex Silver sold its interests in the San Cristóbal mine to Sumitomo. In connection with the Plan, Apex Silver assigned substantially all of its remaining assets to us, and we agreed to assume Apex Silver's obligations under the purchase and sale agreement by which Apex Silver sold the San Cristóbal mine. Under the terms of the agreement, we are required to indemnify Sumitomo in certain circumstances, including for losses, if any, arising as a result of a breach of certain customary representations and warranties, primarily regarding title to the interests which were sold. Our maximum exposure for such losses could be as much as the full amount of the $27.5 million cash purchase price, although for fraud or intentional misrepresentation, our liability exposure is not limited. Any obligation to make indemnification payments could have a material adverse effect on our financial condition.

Risks related to our common stock

We do not anticipate paying a dividend in the foreseeable future.

        We anticipate that we will not pay cash dividends on our common stock in the foreseeable future. Moreover, our Amended and Restated Certificate of Incorporation and Bylaws prohibited the payment of dividends for a one-year period beginning March 24, 2009, and prohibit payment of dividends (in a single distribution or series of distributions) in excess of $1.5 million during the one-year period beginning March 24, 2010.

We have a large number of authorized but unissued shares of our common stock which may lead to the dilution of our common stock.

        We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and in other transactions, without obtaining stockholder approval, unless required by applicable law or stock exchange rules. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position may be diluted without your further ability to vote on that transaction.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3:    LEGAL PROCEEDINGS

        Apex Silver concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. Apex Silver contacted the Department of Justice and the SEC during 2006 and reported the results of the internal investigation and was informed that the SEC and Department of Justice would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, Apex Silver entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC's investigation. As a result, we have reached an agreement in principle with the SEC staff which, if approved by the SEC, would resolve this matter with the SEC. Under the terms of the proposed settlement, we, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting us from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Exchange Act. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the SEC require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to SEC approval, negotiation of the terms of the settlement papers and approval by our board of directors.

        We cannot guarantee you that the SEC will ultimately accept the terms of the proposed settlement. In August 2009, the Department of Justice informed us that it has closed its investigation based on, among other things, our pending settlement with the SEC.

 PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NYSE Amex LLC, also referred to as "Amex", under the symbol "AUMN" on March 19, 2010. The high and low sales prices per share on the Amex from the commencement of trading on March 19, 2010 through March 24, 2010 were $8.40 and $7.66, respectively.

        Prior to the commencement of trading on Amex, our common stock traded in interdealer and over-the-counter transactions, and price quotations have been available in the "pink sheets" under the symbol "GDMN". The following table sets forth the high and low sales prices per share and volume traded as reported by The Pink Sheets LLC at www.pinksheets.com. Although the prices and volumes have been obtained from a source believed to be reliable, no assurances can be given with respect to the accuracy of such prices. In addition, such prices reflect interdealer prices, which may not include retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

	High	Low	Volume Traded (shares)
2009
April*	$0.15	$0.01	60,571
May	$2.48	$0.90	954,322
June	$2.90	$1.94	1,531,368
July	$3.25	$2.35	140,997
August	$4.15	$3.05	135,574
September	$6.40	$3.60	447,919
October	$8.00	$5.70	133,795
November	$7.59	$5.06	50,560
December	$10.75	$6.15	212,002
2010
January	$16.00	$10.00	152,646
February	$11.20	$7.70	99,472
March**	$9.60	$8.00	33,666

*
Since April 20, 2009, the date of the first reported transaction in our common stock on the Pink Sheets.

**
Through March 18, 2010.

        Our common stock is also listed on the Toronto Stock Exchange and trades under the symbol "AUM". The following table sets forth the high and low sales prices per share for each month since of common stock began trading on the Toronto Stock Exchange.

	High(1)	Low(1)	Volume Traded (shares)
2009
July*	$3.02	$3.00	5,000
August	$4.77	$3.46	21,190
September	$6.81	$3.31	145,720
October	$7.78	$5.60	70,687
November	$7.15	$5.41	18,485
December	$10.62	$6.47	86,759
2010
January	$15.10	$9.98	172,094
February	$11.39	$8.06	52,682
March**	$9.74	$7.71	94,151

*
Since July 16, 2009, the date our common stock commenced trading on the Toronto Stock Exchange.

**
Through March 24, 2010.

(1)
All Canadian share prices were converted to U.S. dollars based on an exchange rate of 0.9740, as reported by the Bank of Canada, as of March 24, 2010. On March 24, 2010, the closing sales price for common stock was Cdn$7.92 per share on the Toronto Stock Exchange ($7.71, as converted to U.S. dollars).

        As of March 24, 2010, we had 30 stockholders of our common stock of record based upon the stockholders list provided by our transfer agent, Olympia Trust Company.

Dividends

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the development and growth of our business. In addition, our Amended and Restated Certificate of Incorporation and Bylaws prohibit the payment of dividends (in a single distribution or series of distributions) until after March 24, 2010 and prohibit payment of dividends (in a single distribution or series of distributions) in excess of $1.5 million until after March 24, 2011. Our board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law.

Proceeds from March 2010 Offerings

        On March 24, 2010, we closed a public offering of 3,652,234 shares of our common stock at a public offering price of $8.50 per share, and a selling stockholder sold an additional 347,766 previously held shares of our common stock at the same price. The public offering was made pursuant to a written prospectus forming part of the Registration Statement on Form S-1 (333-162486) that was declared effective by the SEC on March 18, 2010. In addition, for up to 30 days following the closing, we granted the underwriters the right to purchase up to an additional 600,000 shares of our common stock to cover over-allotments. As of the filing date of this annual report on Form 10-K, the over-allotment option has not been exercised. Dahlman Rose & Company and Canaccord

Financial Ltd. acted as joint book-running managers for the public offering, and Rodman & Renshaw, LLC acted as a co-manager in the public offering.

        Concurrent with the public offering, our largest stockholder, The Sentient Group, exercised its existing pre-emptive right and purchased, in a private offering pursuant to Regulation S under the U.S. Securities Act of 1933, an additional 905,065 shares of our common stock at the public offering price of $8.50 per share. Dahlman Rose & Company acted as the sole placement agent in the private placement to Sentient.

        The aggregate net proceeds to us from the sale of the shares in the public offering and the sale of the shares to Sentient was approximately $35.3 million after deducting the underwriting discount of approximately $2.1 million, the placement agent commission of approximately $0.3 million, and estimated expenses of approximately $1.1 million to advisors and other third parties in connection with the registration, offering, and listing of shares. The aggregate net proceeds from the public and private offerings have been placed in either a short-term interest bearing account or short-term treasury securities pending deployment.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data for the period ended December 31, 2009 has been derived from our audited financial statements for that period. We emerged from Apex Silver's Chapter 11 proceedings on March 24, 2009. Accordingly, the data provided below for the period March 25, 2009 through December 31, 2009 represents the consolidated financial data for Golden Minerals and the data prior to March 25, 2009 represents the consolidated financial data for our predecessor, Apex Silver. The selected consolidated financial data of Apex Silver for the years ended December 31, 2008, 2007, and 2006 are derived from Apex Silver's audited consolidated financial statements. The selected consolidated financial data of Apex Silver for the year ended December 31, 2005 was derived from our historic financial records. The financial information for all periods presented, except for the period ended December 31, 2009, has been revised for the retrospective adoption of FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("FAS No. 160") and to reflect the San Cristóbal mine activity as discontinued operations. In addition, the amounts included as revenue have been reclassified from a net reduction of operating expenses for all predecessor periods presented. No amounts in the cash flow data have been reclassified. Amounts on the balance sheet formerly labeled minority interest are now referred to as noncontrolling interest and are included as a component of equity (deficit). Our financial statements are reported in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	The Year Ended December 31, 2009
	For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31,
			2008	2007	2006	2005
	(Successor)	(Predecessor)
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$11,067	$1,350	$5,400	$5,400	$2,640	$143
Operating expenses	(27,090)	(11,080)	(46,124)	(36,163)	(28,386)	(23,173)
Other income (expense), net(1)	(3,285)	253,516	(28,392)	(19,567)	14,602	13,682

Net loss from continuing operations before income taxes	(19,308)	243,786	(69,116)	(50,330)	(11,144)	(9,348)
Income taxes	(968)	(165)	(618)	(879)	(749)	(379)

Net income (loss) from continuing operations	(20,276)	243,621	(69,734)	(51,209)	(11,893)	(9,727)
Loss from discontinued operations(2)	—	(4,153)	(166,625)	(24,634)	(510,465)	(57,327)

Net loss	(20,276)	239,468	(236,359)	(75,843)	(522,358)	(67,054)
Net income (loss) attributable to noncontrolling interest(3)	—	(7,869)	118,122	87,399	8,813	16

Net income (loss) attributable to shareholders	$(20,276)	$231,599	$(118,237)	$11,556	$(513,545)	$(67,038)

Net income (loss) per Common Stock / Ordinary Share—basic
Net income (loss) from continuing operations attributable to shareholders	$(6.78)	$4.13	$(1.18)	$(0.87)	$(0.21)	$(0.20)
Net income (loss) from discontinued operations attributable to shareholders	—	(0.20)	(0.82)	1.07	(8.88)	(1.18)

Net income (loss) attributable to shareholders	$(6.78)	$3.93	$(2.01)	$0.20	$(9.09)	$(1.38)

	The Year Ended December 31, 2009
	For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31,
			2008	2007	2006	2005
Net income (loss) per Common Stock
Ordinary Share—diluted
Net loss from continuing operations attributable to shareholders	$(6.78)	$(0.06)	$(1.18)	$(0.87)	$(0.21)	$(0.20)
Net income (loss) from discontinued operations attributable to shareholders	—	(0.17)	(0.82)	1.07	(8.88)	(1.18)

Net income (loss) attributable to shareholders	$(6.78)	$(0.23)	$(2.01)	$0.20	$(9.09)	$(1.38)

Weighted average Common Stock / Ordinary Shares outstanding—basic	2,989,562	59,000,832	58,947,025	58,714,935	56,498,416	48,615,586

Weighted average Common Stock / Ordinary Shares outstanding—diluted	2,989,562	69,171,400	58,947,025	58,714,935	56,498,416	48,615,586

Cash Flow Data:
Net cash used in operating activities	$(23,247)	$(13,849)	$(139,554)	$(166,029)	$(70,727)	$(24,338)
Net cash provided by (used in) investing activities	$6,197	$43,043	$(95,842)	$40,254	$(223,012)	$(1,869)
Net cash provided by (used in) financing activities(4)	$—	$(37,297)	$228,383	$116,671	$338,771	$3,275

		At December 31,
	At December 31, 2009
		2008	2007	2006	2005
Balance Sheet Data:
Total assets	$21,700	$606,347	$1,324,911	$1,270,096	$780,511
Long term liabilities	$651	$73,504	$1,040,098	$1,278,474	$467,743
Noncontrolling interest	$794	$150,792	$—	$40	$34
Parent company's shareholder's equity (deficit)	$17,764	$(199,080)	$(84,101)	$(103,290)	$227,229

(1)
The predecessor period ended March 24, 2009 includes a $248.2 million gain from extinguishment of debt and a $9.1 million fresh start accounting gain both related to the reorganization and emergence from Chapter 11 bankruptcy.

(2)
Amounts shown for the years ended December 31, 2008, 2007, 2006 and 2005 include gains and losses related to Apex Silver's open metals derivative positions, including realized cash losses related to the settlement of the positions during 2008 and 2007 and unrealized mark-to-market gains and losses during 2008, 2007, 2006 and 2005. The 2008 amount also includes a $63.1 million gain related to the sale of our retained interest in Sumitomo's share of future silver and zinc production from the San Cristóbal mine. The 2006 amount also includes a $199.6 million gain related to the sale to Sumitomo of a 35% interest in the subsidiaries that own and operate the San Cristóbal mine.

(3)
In accordance with generally accepted accounting principles in the United States at the time, we did not allocate losses to the noncontrolling interest in excess of the minority owner's recorded interest in the subsidiary and at December 31, 2007 and 2006, we had absorbed approximately $23.6 million and $98.8 million of losses, respectively, that normally would have been allocated to the noncontrolling interest. During 2008 and 2007, $23.6 million and $75.2 million of the losses previously absorbed were recouped and included in noncontrolling interest in losses of consolidated subsidiaries for the respective periods. See Note 18, "Noncontrolling Interests," in our Consolidated Financial Statements.

(4)
The 2008 amount includes $150.0 million of funding by Sumitomo directly to Apex Silver's San Cristóbal mine. The 2007 amount includes $45.0 million of borrowings under Apex Silver's project finance facility. The 2006 amount includes $180.0 million of borrowings under the project finance facility and $156.8 million of net proceeds from the sale of ordinary shares of Apex Silver.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at page F-1 in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in this annual report on Form 10-K.

Our Company

        We are a mineral exploration and mining services company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

        Our team of mining professionals also provides mine management services. We currently manage the San Cristóbal silver, zinc and lead mine in Bolivia for Sumitomo.

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009 and are the successor to Apex Silver for purposes of reporting under the U.S. Exchange Act. In January 2009, Apex Silver and its wholly-owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with the Plan, Apex Silver sold its interest in the San Cristóbal mine to Sumitomo. Substantially all of Apex Silver's remaining assets, including its various subsidiaries that hold the interests in our portfolio of exploration properties, were assigned to us.

        Currently, our only sources of revenue are associated with our management services agreement, royalty and interest income, and sales of non-core properties for cash. We incurred a net operating loss for 2009 and expect to incur a net operating loss for 2010 and future periods unless and until El Quevar or one of our other exploration properties is developed and goes into production. We cannot predict when or if that will occur.

Recent Developments

        Our operations have changed substantially as a result of the sale of the San Cristóbal mine to Sumitomo in connection with emergence from Apex Silver's Chapter 11 proceedings. We no longer own an operating mine. Instead, we have focused our efforts primarily on advancing our El Quevar project and managing the San Cristóbal mine for Sumitomo under the terms of the San Cristóbal Management Services Agreement. We have also continued to make progress in advancing the exploration of our portfolio of exploration properties. Significant events which have occurred subsequent to our inception are described below:

  •
  In March 2010, we closed a public offering of 3,652,234 shares of our common stock, at a price per share of $8.50. Concurrent with the public offering, Sentient exercised its existing pre-emptive right and purchased in a private placement pursuant to Regulation S under the Securities Act and additional 905,065 shares of our common stock at the public offering price of $8.50. The aggregate net proceeds from the sale of new shares in the public offering and the Sentient private placement was approximately $35.3 million, net of estimated offering expenses of approximately $1.1 million, the underwriting discount of approximately $2.1 million, and the placement agent commission of approximately $0.3 million.

  •
  We completed significant additional drilling at El Quevar. Our field work at El Quevar has now identified 13 target areas believed to have potential for the discovery of additional silver mineralization. Through December 31, 2009, we have drilled a total of 195 holes totaling approximately 38,500 meters at El Quevar. In January 2010, we received an updated independent technical report which estimates 866,000 tonnes of mineralized material in the Yaxtché deposit, our main target at El Quevar, at an average silver grade of approximately 412 grams per tonne.

  •
  The San Cristóbal mine has operated successfully under our management, generating positive operating cash flow for the year ended December 31, 2009. During the year, the mine achieved average concentrator throughput of approximately 44,600 tonnes per day, exceeding the 40,000 tonnes per day designed capacity. Zinc concentrate production during the year was approximately 499,400 tonnes and lead concentrate production during the year was approximately 107,700 tonnes. Payable metal production from the San Cristóbal mine during the year totaled approximately 16.1 million ounces of silver, 246,300 tonnes of zinc and 69,600 tonnes of lead.

  •
  We have continued to advance our field evaluations of our prospects that we believe to be most promising and have initiated or continued drilling at several of our properties. Among these prospects are the vein targets in the mineral rich Zacatecas district of central Mexico, where we have identified four areas that contain silver and base metal values in quartz veins and as disseminations in sedimentary rocks. In Peru, we have developed another potential vein target at our Palca project, where at least four veins exhibit silver values with associated lead, zinc and gold values. We are currently conducting initial drill tests of the Pánuco project in the Zacatecas district and are awaiting results from our recently completed drill program at Elisa de Bordos in Chile.

  •
  Our common stock commenced trading on the Toronto Stock Exchange on July 16, 2009 under the ticker symbol "AUM" and on the NYSE Amex LLC on March 19, 2010 under the ticker symbol "AUMN".

  •
  During 2009 we sold all of our auction rate securities ("ARS") in a secondary market through two brokerage firms. The ARS were illiquid securities, with a carrying value of $5.2 million, which were assigned to us by Apex Silver in connection with the emergence from Chapter 11 proceedings. We received $3.0 million for the securities and recorded a $2.2 million loss on the transactions. At December 31, 2009 we have no remaining ARS investments.

  •
  In November 2009, we sold our 49% joint venture interest in the Platosa project in Mexico to our joint venture partner, Excellon Resources Inc. ("Excellon"). We received a cash payment of $2.0 million and retained a 1% net smelter return royalty over the joint venture properties. The prior agreements between us and Excellon were terminated in connection with the sale.

  •
  In August 2009, we sold three concessions located adjacent to our Zacatecas properties to a wholly-owned subsidiary of Capstone Mining Corp. We received a cash payment of $1.0 million and retained certain sliding scale net smelter royalties on the property, which are based on production quantities and metals prices. The concessions are located outside of our targeted exploration program for the area, and there is currently no production on the concessions.

  •
  In January 2010, we have reached a non-binding agreement in principle to sell to Apogee Minerals Ltd. our subsidiary that owns the Paca Pulacayo exploration property in Bolivia for 5 million common shares of Apogee at closing and an additional 3 million common shares of Apogee and $500,000 to be paid 18 months following closing. The property is currently subject to a joint venture arrangement pursuant to which Apogee has the right to earn up to a 60% interest in the property. Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of our board of directors, consents and approvals of third parties including governmental entities and the Toronto Stock Exchange, and other customary closing conditions. During the fourth quarter 2009 we recorded a $1.7 million impairment charge related to our Paca Pulacayo property to write down the property to its current fair value of $0.8 million.

  •
  In January 2010, we completed a transaction with MH Argentina S.A., a wholly owned subsidiary of Hochschild Mining plc, also referred to as "Hochschild", pursuant to which we acquired Hochschild's 35% interest in Minera El Quevar, an Argentine company in which we held the other 65% interest. Minera El Quevar controls approximately 10,000 hectares of the 64,000 hectare El Quevar project, including the Yaxtché target area.

  •
  In January 2010, we sold to Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP, collectively referred to as "Sentient", a total of 844,694 shares of our common stock, in a private placement at a price of Cdn$7.06 per share, resulting in net proceeds to us of approximately $5.5 million. Sentient became our largest stockholder, holding 19.9% of our outstanding common stock, not including restricted stock held by our employees.

Hochschild Transaction

        On January 7, 2010, we completed a transaction with Hochschild, pursuant to which we acquired Hochschild's 35% interest in Minera El Quevar, an Argentine company in which we held the other 65% interest. Minera El Quevar controls approximately 10,000 hectares of the 64,000 hectare El Quevar project, including the Yaxtché target area.

        We issued 400,000 shares of common stock to Hochschild and warrants to acquire an additional 300,000 shares of common stock exercisable for three years at an exercise price of $15.00 per share. Hochschild has agreed that it will not, for a two year period, acquire additional shares of our common stock if such acquisition would cause its ownership to exceed 19.9% of our then outstanding common stock.

        Pursuant to the purchase agreement, Hochschild has the right, until January 7, 2012, to participate on a pro rata basis in public offerings or private placements for cash by us in order to permit Hochschild to maintain up to an 11% equity interest, on the same terms and conditions offered to others in such equity offerings or sales. Hochschild elected not to participate in our March 2010 public offering.

        We have agreed to register with the SEC the resale of the common stock issued to Hochschild as well as the shares which may be issued upon exercise of the warrant. We are required to file one registration statement upon demand by Hochschild at any time after May 31, 2010, which obligation will cease on January 7, 2013.

Sentient Investment

        On January 7, 2010, we completed a private placement with Sentient, an independent private equity firm in the global resources industry with approximately $1.3 billion under management. In the private placement, we sold to Sentient a total of 844,694 shares of our common stock at a price of Cdn$7.06 per share, resulting in gross proceeds to us of approximately $5.5 million. Sentient became our largest stockholder, holding 19.9% of our outstanding common stock, not including restricted stock held by our employees. Sentient has agreed that it will not, for a two year period, acquire additional shares of our common stock if such acquisition would cause its ownership to exceed 22.5% of our outstanding common stock. Dahlman Rose & Company served as the sole placement agent for the transaction and received a fee from us equal to 3.5% of the gross proceeds received from Sentient, or $208,375.

        Under the terms of the purchase agreement, Sentient had the right to purchase, concurrent with the March 2010 public offering, that number of shares of common stock such that Sentient would continue to hold the same percentage of our outstanding common stock after closing of the public offering as it held before such closing. Sentient exercised its pre-emptive right in full and purchased 905,065 shares of our common stock concurrent with the March 2010 public offering at the public offering price of $8.50 per share, which resulted in proceeds to us of approximately $7.4 million net of the placement agent commission of approximately $0.3 million. Sentient does not have any further pre-emptive rights.

        In connection with the initial private placement, we agreed to nominate one individual designated by Sentient for election to our board of directors, beginning with our annual meeting of stockholders in 2011. Sentient's right to designate one nominee will terminate if it ceases to own at least 17% of our outstanding common stock or if the individual designated by Sentient is not elected by our stockholders.

        We have agreed to register with the SEC the resale of the common stock purchased by Sentient. We are required to file a registration statement with the SEC no later than May 31, 2010 and to cause such registration statement to be declared effective no later than September 30, 2010. If we are unable to meet these deadlines, we may be subject to liquidated damages equal to 1.0% of the aggregate purchase price of the shares purchased by Sentient for every thirty days following the applicable deadline, up to a maximum amount of 3.0% of the aggregate purchase price.

Results of Operations

        In this annual report on Form 10-K we present historical financial statements of Apex Silver. These financial statements have been updated to reclassify the activity of the San Cristóbal mine and related subsidiaries to discontinued operations as the result of the sale of the San Cristóbal mine effective March 24, 2009. Because of the significant differences between the business operations of the two companies, the historical performance of Apex Silver may not be indicative of our future performance.

        For the results of continuing operations discussed below, we compare the results of continuing operations of Apex Silver for the 83-day period ended March 24, 2009 and the results of continuing operations of Golden Minerals for the period March 25, 2009 through December 31, 2009 to the results of continuing operations of Apex Silver for the years ended December 31, 2008 and 2007.

        The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter 2009 are aggregated and presented as discontinued operations of Apex Silver for the 83-day period ended March 24, 2009 and the years ended December 31, 2008 and 2007. Golden Minerals does not report any discontinued operations.

Continuing Operations

        Management Service Fees.    We recorded $12.5 million of management service fee income ($11.1 million and $1.4 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009. Our $11.1 million of revenue is primarily related to the San Cristóbal Management Services Agreement and is comprised of $8.7 million of fees, including $1.1 million for a bonus earned for 2009 under the terms of the agreement, and $1.3 million for reimbursed withholding taxes. Apex Silver recorded management service fees of $5.4 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively. Beginning in mid-2006 Apex Silver entered into an agreement with Minera San Cristóbal S.A. ("MSC"), the Bolivian subsidiary which owned and operated the San Cristóbal mine, whereby it charged MSC $450,000 per month as a management service fee. This arrangement terminated on March 24, 2009, concurrent with Apex Silver's disposition of the San Cristóbal mine. None of the amounts reflected in prior periods pertain to our current San Cristóbal Management Services Agreement.

        Cost of services.    We recorded $3.8 million of costs of services (all related to Golden Minerals) for the year ended December 31, 2009. The cost of services is comprised of reimbursed out-of-pocket costs incurred by us related to the San Cristóbal Management Services Agreement. Apex Silver recorded no cost of services for the years ended December 31, 2008 and 2007.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, totaled $16.1 million ($12.6 million and $3.5 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009, as compared to $25.4 million and $15.4 million for the years ended December 31, 2008 and 2007, respectively. Exploration expense was incurred primarily in Argentina, Mexico and Peru. During 2008, Apex Silver increased drilling programs and other geologic testing to increase the rate of evaluation of many of its properties. None of the exploration expenses reported relate to the San Cristóbal mine. All of Apex Silver's exploration properties were assigned to us in March 2009 in connection with the emergence from Chapter 11 proceedings.

        Administrative and reorganization.    Administrative expenses totaled $13.2 million ($8.4 million and $4.8 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009, as compared to $17.3 million and $17.7 million for the years ended December 31, 2008 and 2007, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our exploration program and our management services for the San Cristóbal mine. The $8.4 million of administrative expenses we incurred after emergence from bankruptcy is comprised of $2.8 million of professional fees, $3.5 million of employee compensation, $0.5 million of travel expenses and $1.6 million of rents, utilities and other office costs. We anticipate that administrative expenses will remain at similar levels in 2010, with the exception of professional fees, which are expected to decrease as a result of completion of the transactions relating to our emergence from bankruptcy. Reorganization expenses were $4.7 million ($1.0 million and $3.7 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009. The reorganization expenses relate to expenses for professional services incurred as a result of Apex Silver's bankruptcy filing and the sale of its interest in the San Cristóbal mine to Sumitomo. We incurred $2.2 million of reorganization expenses during the year ended December 31, 2008 and no reorganization expense during the year ended December 31, 2007.

        Loss on Auction Rate Securities.    Loss on ARS investments totaled $3.0 million ($2.2 million and $0.8 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009, as compared to losses of $16.3 million and $34.5 million for the years ended December 31, 2008 and 2007, respectively. The auctions for certain of Apex Silver's ARS began to fail during the third quarter of 2007 and continued to fail through 2009. As a result of the auction failures, the markets for the ARS continued to deteriorate resulting in Apex Silver recognizing impairment charges related to the ARS of $16.3 million and $34.5 million for the years ended December 31, 2008 and 2007, respectively. In connection with the emergence from Chapter 11 proceedings the illiquid ARS securities, with a carrying value of $5.2 million, were assigned to us by Apex Silver. During the second and third quarters of 2009 we were able to sell all of the ARS securities in a secondary market through two brokerage firms, resulting in total proceeds of $3.0 million and the recognition of a $2.2 million loss on the sale. At December 31, 2009 we have no remaining ARS investments.

        Interest and Other Income.    We recorded interest and other income of $2.1 million ($1.1 million and $1.0 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009, as compared to $5.6 million and $19.4 million for the years ended December 31, 2008 and 2007, respectively. The $1.1 million Golden Minerals interest and other income for the year ended December 31, 2009 includes a $0.5 million gain on the sale of shares of stock we held in a junior mining company. We and Apex Silver held progressively lower average cash and investment balances each preceding year which resulted in lower interest being earned. In addition, interest rates were also lower as compared to each preceding year.

        Royalty Income.    We recorded royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty of $0.5 million ($0.4 million and $0.1 million for us and Apex Silver, respectively) for the year ended December 31, 2009, as compared to $0.4 million and $1.3 million for the years ended December 31, 2008 and 2007. This property was assigned to us in March 2009 in connection with the emergence from Chapter 11 proceedings. The property was being test mined by a joint venture partner, and we and Apex Silver received a royalty for product sold from the test mining operation. During the fourth quarter 2009 we sold our interest in the Platosa property to the joint venture partner, and we received a cash payment of $2.0 million and retained a 1% net smelter return royalty. We recognized a $0.6 million gain on the transaction which is reflected in gain on disposal of assets, net on our consolidated statements of operations. The prior agreements between us and our joint venture partner were terminated in connection with the sale.

        Interest and Other Expense.    We recorded interest and other expense of $0.3 million (all related to Apex Silver) for the year ended December 31, 2009, as compared to $15.8 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively. Interest incurred during the construction of the San Cristóbal mine was capitalized, consequently the 2007 interest expense and other borrowing costs amount is net of $4.9 million of interest capitalized. Interest expense and other borrowing costs, as well as amounts capitalized, was all related to interest incurred on Apex Silver's Convertible Senior Subordinated Notes due 2024, which were cancelled on March 24, 2009 in connection with the emergence from Chapter 11 proceedings. At December 31, 2009 we have no indebtedness.

        Income Taxes.    We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine but to date we have not conducted business in the U.S. that generated significant U.S. taxable income. Our income tax provisions of $1.2 million ($1.0 million and $0.2 million for Golden Minerals and Apex Silver, respectively) for the year ended December 31, 2009, and $0.6 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively, consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

        Net Loss attributable to Noncontrolling Interests (formerly Minority Interest).    We allocated gains to the noncontrolling interest of $7.9 million (all related to Apex Silver) for the year ended December 31, 2009. The 2009 amount is primarily related to Sumitomo's interest in income generated by the San Cristóbal Mine during the period. For the years ended December 31, 2008 and 2007 Apex Silver allocated losses to the noncontrolling interest of $118.1 million and $87.4 million, respectively. The 2008 amount is primarily related to Sumitomo's interest in certain losses related to San Cristóbal property, plant and equipment impairment charges and inventory write downs partially offset by gains related to marking Apex Silver's metal derivative positions to market. For the year ended December 31, 2007 Apex Silver did not allocate certain losses to the noncontrolling interests because generally accepted accounting principles in the United States at that time did not allow for the allocation of losses to the noncontrolling interest if the noncontrolling interest's equity balance is in a deficit position. Consequently, for the year ended December 31, 2007 Apex Silver had absorbed approximately $23.6 million of losses that normally would have been allocated to the noncontrolling interest. When the noncontrolling interest's equity balance returned to positive, as the result of capital contributions and income distributions, Apex Silver was able to allocate the previously absorbed losses to the noncontrolling interest. Accordingly, the $23.6 million loss Apex Silver absorbed during the year ended December 31, 2007 was allocated to the noncontrolling interest during the year ended December 31, 2008. Also, during 2008, Sumitomo advanced an additional $86.9 million to fund its share of operating costs related to the San Cristóbal mine, Apex Silver recorded $14.1 million of interest due Sumitomo on its cumulative share of advances to fund the San Cristóbal mine, and Sumitomo loaned MSC

$150.0 million under a working capital facility. All of these transactions were recorded to noncontrolling interest. At December 31, 2009 we did not have any noncontrolling interests that participated in any of our gains or losses.

Discontinued Operations—San Cristóbal.

        The loss from discontinued operations for the year ended December 31, 2009 of $4.2 million was incurred during the 83-day period ended March 24, 2009 as discontinued operations related to the San Cristóbal asset group were sold at that date. We recognized an $8.4 million loss on the sale of the San Cristóbal asset group which is included in discontinued operations for the period. The aggregated results of operations for the discontinued San Cristóbal mine totaled losses of $166.6 million and $24.6 million for the years ended December 31, 2008 and 2007, respectively. See Note 4, "Discontinued Operations," in our Consolidated Financial Statements for detailed components of the losses from discontinued operations for each of the periods presented.

Liquidity and Capital Resources

        At December 31, 2009 our aggregate cash and short-term investments totaled $9.0 million, which included $8.6 million of cash and cash equivalents and $0.4 million of short term investments. Our cash and short and long-term investment balance is significantly lower than the $76.1 million in similar assets held by Apex Silver at December 31, 2008. The decrease is primarily attributable to the transactions related to Apex Silver's Chapter 11 proceedings and our emergence from such proceedings in March 2009, as more fully described in footnote 3 to our consolidated financial statements. For Golden Minerals, during the year 2009, our cash and investment balance decreased by $22.0 million from the $30.8 million as of March 24, 2009, which included illiquid ARS investments recorded at fair value of $5.2 million and cash and cash equivalents of $25.6 million. The decrease was as a result of a net cash outflow of $24.1 million related to our exploration, management services, and general and administrative activities, including the final payment of liabilities and reorganization costs associated with Apex Silver's Chapter 11 proceedings, and a $1.5 million net decrease in the fair value of our investments, partially offset by $3.0 million received in connection with the sale of certain mining concessions in Mexico and $0.6 million received for the sale of an office building in Bolivia. At December 31, 2009 we have no remaining ARS investments.

        In March 2010, we received approximately $35.3 million in net proceeds from the sale of 3,652,234 shares of our common stock in a public offering in the US and Canada and 905,065 shares of our common stock to Sentient in a private placement pursuant to the exercise of Sentient's preemptive right. As a result, we plan to spend the following amounts during 2010 pursuant to our long term business strategy:

  •
  Approximately $30.0 million to fund the advancement of the Yaxtché deposit at our El Quevar project, including the construction of an underground drift and related infrastructure in order to develop additional information regarding the deposit and prepare a feasibility study, including detailed plant engineering;

  •
  Approximately $6.5 million to fund targeted exploration on several of our exploration properties during 2010, including approximately $1.0 million to complete a first phase drilling program on the Pánuco and Muleros targets on our Zacatecas project in Mexico; approximately $2.0 million for exploration activities at the Viejo Campo target and other targets outside of the Yaxtché deposit at El Quevar; and approximately $2.5 million for early stage exploration on our Palca project in Peru and our Matehuapil and La Pinta projects in Mexico including initial drilling and bulk sampling;

  •
  Approximately $6.0 million on other generative exploration activities and property holding costs related to our remaining portfolio of exploration properties conducted through our principal exploration offices located in South America;

  •
  Depending on the success of the targeted exploration program and generative exploration activities noted above, we could spend additional amounts for early and advanced stage drilling programs on our current or new properties.

  •
  Approximately $8.5 million on general and administrative costs.

        We plan to fund the long term business strategy expenditures described above from the approximately $35.3 million net proceeds of the March 2010 public offering of our common stock and private placement to Sentient, from our existing cash and investment balances, from the approximately $7.0 million of annual net cash flow from our management services agreement with San Cristóbal (comprised of the annual fee and bonus, net of reimbursed administrative expenses), and from the approximately $5.5 million in net proceeds we received in the Sentient private placement in January 2010.

        A significant portion of the Company's expected 2010 cash inflows are payments to be received pursuant to the San Cristóbal Management Services Agreement. The initial term of the San Cristóbal Management Services Agreement has been extended until June 30, 2010 and thereafter may be terminated at the terminating party's discretion by Golden Minerals Services Corporation with twelve months' prior notice or by Sumitomo with six months' prior notice (or by Sumitomo with three months notice if Sumitomo has sold, directly or indirectly, more than 20% of the subsidiary that owns the mine). If terminated by Sumitomo, Golden Minerals Services Corporation would be entitled to a $1.0 million termination fee. Golden Minerals Services Corporation would not be required to pay a termination fee. Should Sumitomo terminate the San Cristóbal Management Services Agreement on July 1, 2010, the Company will not receive cashflows from the San Cristóbal Management Services Agreement subsequent to December 31, 2010, and the Company will be unable to rely on the San Cristóbal Management Services Agreement as a source of funding for its business plans subsequent to that date.

        If the El Quevar feasibility study is positive, we currently anticipate that at least an additional $65.0 to $85.0 million would be needed beyond 2010 to complete development and construction of an underground mine and processing facility at El Quevar. This is a preliminary estimate and the actual cost may vary significantly. If the project advances to development and construction, we will need to obtain additional financing to continue with the execution of our long term business strategy beyond 2010. There can be no assurance that we will be successful raising additional capital in the future on terms acceptable to us or at all. If we are unable to obtain additional capital during 2010, the potential development of the El Quevar project may be delayed.

Critical Accounting Policies and Estimates

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

        The discussion below highlights critical accounting policies for the Company. Certain other policies were relevant to Apex Silver in its capacity as the owner of San Cristóbal. See Note 5, "Summary of

Significant Accounting Policies," in our Consolidated Financial Statements for a discussion of those policies.

Adoption of Accounting Standards Requiring Retrospective Application and Other Reclassifications

        On January 1, 2009 we adopted certain provisions of ASC 810 "Consolidation" ("ASC 810") related to noncontrolling interests. A noncontrolling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to noncontrolling interests. The provisions of ASC 810 have been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. We no longer report minority interest in the "mezzanine," but reflect such noncontrolling interests as a component of total equity in the consolidated balance sheets. See Note 18 to the Consolidated Financial Statements for a discussion of noncontrolling interests.

        As a result of the sale of the San Cristóbal mine, and per the guidance of ASC 805 "Business Combinations", ("ASC 805") we have retrospectively reclassified historical amounts on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the San Cristóbal mine activity to discontinued operations for all periods presented. See "Note 3 to the Consolidated Financial Statements."

Mineral Reserves

        Mineral reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain mineral reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect mineral reserves. We have not established proven or probable reserves at any of our exploration properties.

Mineral Properties

        When and if we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves.

Asset Retirement Obligations

        We record asset retirement obligations in accordance with ASC 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation ("ARO") is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.

Fresh Start Accounting/Reorganization Value

        Due to our emergence from bankruptcy we applied fresh start accounting effective March 25, 2009 in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 852 "Reorganizations"

("ASC 852"). ASC 852 requires, among other things, the determination of the reorganization value of the successor upon emergence from bankruptcy. Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of our assets was determined with the assistance of a third party valuation expert and a minerals engineering firm, which used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values.

        Our total equity as of March 25, 2009 reflects our estimated enterprise value following the principles of ASC 852 and ASC 805. As part of our bankruptcy proceedings, an enterprise value ranging from $15 million to $30 million was initially projected based on a blend of valuations using market value multiples for peer companies and an assessment of the underlying values of our mineral properties at the time of the bankruptcy filing. Additional valuation assessments of the fair value of our assets were performed with the assistance of a third party valuation expert and a minerals engineering firm to arrive at our reported equity value at the effective date of $36.5 million. The asset valuations were derived using a combination of income, market and cost approach models depending on the asset. In applying the appropriate valuation model or models, we utilized a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices and third party market surveys.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2009:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,906	338	785	783	—
El Quevar concession payments(2)	143	29	57	57	—	(4)
Purchase option agreement payments(3)	2,850	700	2,150	—	—

(1)
The operating lease obligations are related to our corporate headquarters office. The current lease expires November 2014.

(2)
We make annual maintenance payments of approximately $28,500 to the Argentine federal government to maintain the El Quevar project concessions. These payments include payments for both owned concessions and concessions under purchase option agreements.

(3)
In addition to the annual maintenance payments to the Argentine federal government, we make payments to the current concession owners for the properties under option agreements in order to retain title to the properties. Amounts shown only include the concessions held by Minera El Quevar, which include the Yaxtché zone, our primary area of interest. Payments associated with other concessions at the El Quevar project are not included because exploration success is historically low and we have the right to terminate the payments and release the concessions at any time.

(4)
We cannot currently estimate the life of the El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2009. If we develop a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $28,500 per year for the life of the mine.

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

Off-Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We invest substantially all of our excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2009, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Commodity Price Risk

        One of our primary business activities is the exploration of properties containing silver, zinc, lead, copper, gold and other minerals, As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties. None of our properties is in production and we do not currently hold any commodity derivative positions.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K at page F-1.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The management of Golden Minerals has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions, and

(ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        The management of Golden Minerals, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Golden Minerals have been detected.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

        In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no changes to Golden Minerals' internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Golden Minerals' internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        None.

 PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

        We have adopted a code of ethics that applies to all of our employees, including principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance Page on our website. In the event our board approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

ITEM 11:    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

      (3)
      The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description
1.1	Form of Underwriting Agreement(6)
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company(1)
3.2	Bylaws of Golden Minerals Company(1)
4.1	Specimen of Common Stock Certificate(7)
4.2	Common Stock Purchase Warrant, dated January 7, 2010(5)
10.1	Management Services Agreement dated March 24, 2009 by and among Minera San Cristóbal, S.A., Apex Metals Marketing GmbH and Apex Silver Mines Corporation(1)
10.2	Form of Indemnification Agreement(1)
10.3	Form of Change of Control Agreement(1)
10.4	Golden Minerals Company 2009 Equity Incentive Plan(2)
10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan(3)
10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan(3)
10.7	Common Stock Purchase Agreement, dated December 29, 2009, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP(4)
10.8	Purchase and Sale Agreement, dated December 31, 2009, by and among Golden Minerals Company, Silex Spain, S.L., Minera El Quevar S.A., and MH Argentina S.A.(4)
10.9	Registration Rights Agreement, dated January 7, 2010, by and among Golden Minerals Company and MH Argentina S.A.(5)
10.10	Registration Rights Agreement, dated January 7, 2010, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP, and SGRF III Parallel I, LP(5)
21.1	Subsidiaries of the Company(8)
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of SRK Consulting (US), Inc.*
23.3	Consent of Chlumsky, Armbrust and Meyer, LLC*

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

*
Filed Herewith

(1)
Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(2)
Incorporated by reference to our Registration Statement on Form S-8 filed May 8, 2009.

(3)
Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(4)
Incorporated by reference to our Current Report on Form 8-K filed January 5, 2010.

(5)
Incorporated by reference to our Current Report on Form 8-K filed January 13, 2010.

(6)
Incorporated by reference to our Registration Statement on Form S-1/A filed February 10, 2010.

(7)
Incorporated by reference to our Registration Statement on Form S-1/A filed November 16, 2009.

(8)
Incorporated by reference to our Registration Statement on Form S-1/A filed January 25, 2010.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2010	GOLDEN MINERALS COMPANY Registrant
	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY CLEVENGER Jeffrey G. Clevenger	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 29, 2010
/s/ ROBERT P. VOGELS Robert P. Vogels	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2010
/s/ W. DURAND EPPLER W. Durand Eppler	Director	March 29, 2010
/s/ IAN MASTERTON-HUME Ian Masterton-Hume	Director	March 29, 2010
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 29, 2010
/s/ TERRY M. PALMER Terry M. Palmer	Director	March 29, 2010
/s/ DAVID WATKINS David Watkins	Director	March 29, 2010

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2009 and 2008	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods January 1 through March 24, 2009 and March 25 through December 31, 2009 and the years ended December 31, 2008 and 2007

F-5
Consolidated Statements of Changes in Equity (Deficit) for the periods January 1 through March 24, 2009 and March 25 through December 31, 2009 and the year ended December 31, 2008	F-6
Consolidated Statements of Cash Flows for the periods January 1 through March 24, 2009 and March 25 through December 31, 2009 and the years ended December 31, 2008 and 2007	F-7
Notes to the Consolidated Financial Statements	F-8

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Golden Minerals Company:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Golden Minerals Company and its subsidiaries (Successor Company) at December 31, 2009 and the results of its operations and its cash flows for the period from March 25, 2009 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8A. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Joint Plan of Reorganization (the "plan") on March 4, 2009. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before January 12, 2009 and substantially terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on March 24, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 25, 2009.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2010, except for Note 2 and Note 27 as to which the date is March 23, 2010

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Apex Silver Mines Limited:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Apex Silver Mines Limited and its subsidiaries (Predecessor Company) at December 31, 2008 and the results of their operations and their cash flows for the period from January 1, 2009 to March 24, 2009, and for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 15 to the consolidated financial statements, the Company adopted FASB Statement No. 157, Fair Value Measurements, as of January 1, 2008, which did not require retrospective application. As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests effective January 1, 2009, which required retrospective application for all periods presented.

        As discussed in Note 3 to the consolidated financial statements, the Company filed a petition on March 4, 2009 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Joint Plan of Reorganization was substantially consummated on March 24, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2010

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2009	December 31, 2008
	(Successor)	(Predecessor)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$8,570	$33,723
Restricted cash	—	20,575
Investments	444	16,351
Trade receivables	1,460	7,315
Inventories	—	75,008
Prepaid expenses and other assets	2,087	15,550

Total current assets	12,561	168,522
Property, plant and equipment, net	7,774	202,534
Assets held for sale	813	—
Ore stockpile inventories	—	72,628
Value added tax recoverable	—	157,146
Investments	—	5,487
Prepaid expenses and other assets	552	30

Total assets	$21,700	$606,347

Liabilities and Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities	$2,428	$48,861
Accrued interest payable	—	8,660
Other current liabilities	63	—
Current portion of long term debt	—	523,610

Total current liabilities	2,491	581,131
Long term debt	—	59,951
Asset retirement obligation	—	9,155
Other long term liabilities	651	4,398

Total liabilities	3,142	654,635

Commitments and contingencies (Note 21)
Equity (deficit)
Common stock, (Successor) $.01 par value, 50,000,000 shares authorized; 3,238,615 shares issued and outstanding, net of 3,885 treasury shares	32	—
Ordinary Shares, (Predecessor) $.01 par value, 175,000,000 shares authorized; 59,000,832 shares issued and outstanding	—	590
Additional paid in capital	37,854	680,901
Accumulated deficit	(20,276)	(880,020)
Accumulated other comprehensive income (loss)	154	(551)

Parent company's shareholder's equity (deficit)	17,764	(199,080)
Noncontrolling interest in subsidiaries	794	150,792

Total equity (deficit)	18,558	(48,288)

Total liabilities and equity (deficit)	$21,700	$606,347

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Years Ended December 31,
			2008	2007
	(Successor)	(Predecessor)
	(in thousands except per share data)
Revenue:
Management service fees (Note 19)	$11,067	$1,350	$5,400	$5,400
Costs and expenses:
Costs of services (Note 19)	(3,751)	—	—	—
Exploration expense	(12,617)	(3,482)	(25,397)	(15,357)
Administrative expense	(8,430)	(4,779)	(17,348)	(17,664)
Stock based compensation	(1,666)	(2,717)	(2,852)	(2,609)
Depreciation, depletion and amortization	(626)	(102)	(527)	(533)

Total costs and expenses	(27,090)	(11,080)	(46,124)	(36,163)

Loss from operations	(16,023)	(9,730)	(40,724)	(30,763)
Other income and expenses:
Interest and other income	1,042	1,010	5,553	19,432
Royalty income	399	88	351	1,319
Interest and other expense	—	(345)	(15,848)	(5,733)
Gain on disposal of assets, net	261	—	—	—
Impairment of long lived assets	(1,687)	—	—	—
Loss on foreign currency	(69)	(13)	(32)	(48)
Gain on extingushment of debt	—	248,165	—	—
Loss on auction rate securities	(2,199)	(828)	(16,263)	(34,537)
Reorganization costs, net	(1,032)	(3,683)	(2,153)	—
Fresh start accounting adjustments	—	9,122	—	—

Other total income and expenses	(3,285)	253,516	(28,392)	(19,567)

Income (loss) from continuing operations before income taxes	(19,308)	243,786	(69,116)	(50,330)
Income taxes	(968)	(165)	(618)	(879)

Net income (loss) from continuing operations	(20,276)	243,621	(69,734)	(51,209)
Loss from discontinued operations	—	(4,153)	(166,625)	(24,634)

Net income (loss)	$(20,276)	$239,468	$(236,359)	$(75,843)
Net (income) loss attributable to noncontrolling interest	$—	$(7,869)	$118,122	$87,399

Net income (loss) attributable to the Successor/Predecessor stockholder's	$(20,276)	$231,599	$(118,237)	$11,556

Other comprehensive gain (loss):
Unrealized gain (loss) on securities	$154	$940	$(441)	$(86)

Comprehensive income (loss) attributable to Successor/Predecessor stockholder's	$(20,122)	$232,539	$(118,678)	$11,470

Net income (loss) per Common/Ordinary Share—basic
Income (loss) from continuing operations attributable to the Successor/Predecessor stockholders	$(6.78)	$4.13	$(1.18)	$(0.87)
Income (loss) from discontinued operations attributable to the Successor/Predecessor stockholders	—	(0.20)	(0.82)	1.07

Income (loss) attributable to the Successor/Predecessor stockholders	$(6.78)	$3.93	$(2.01)	$0.20

Net income (loss) per Common/Ordinary Share—diluted
Loss from continuing operations attributable to the Successor/Predecessor stockholders	$(6.78)	$(0.06)	$(1.18)	$(0.87)
Loss from discontinued operations attributable to the Successor/Predecessor stockholders	—	(0.17)	(0.82)	1.07

Loss attributable to the Successor/Predecessor stockholders	$(6.78)	$(0.23)	$(2.01)	$0.20

Weighted average Common Stock/Ordinary Shares outstanding—basic	2,989,562	59,000,832	58,947,025	58,714,935

Weighted average Common Stock/Ordinary Shares outstanding—diluted	2,989,562	69,171,400	58,947,025	58,714,935

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

					Accumulated Other Comprehensive income (loss)
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
	(in thousands except share data)
(Predecessor)
Balance, December 31, 2006	58,577,700	$585.8	$669,487	$(773,339)	$(24)	$40	$(103,250)
Stock compensation accrued	—	—	3,193	—	—	—	3,193
Stock options exercised ($11.78 per share)	394,325	3.9	4,522	—	—	—	4,526
Stock granted as compensation ($16.49 per share)	57,150	0.6	—	—	—	—	1
Stock compensation restricted shares canceled (1)	(119,550)	(1.2)	—	—	—	—	(1)
Unrealized loss on marketable equity securities	—	—	—	—	(86)	—	(86)
Gain attributable to non-controlling interest	—	—	—	—	—	(40)	(40)
Net income	—	—	—	11,556	—	—	11,556

Balance, December 31, 2007	58,909,625	$589	$677,203	$(761,783)	$(110)	$—	$(84,101)
Stock compensation accrued	—	—	3,698	—	—		3,698
Stock granted as compensation ($15.91 per share)	91,207	1	—	—	—		1
Unrealized loss on marketable equity securities	—	—	—	—	(441)		(441)
Capital contributions	—	—	—	—	—	167,329	167,329
Interest payable to non controlling interest	—	—	—	—	—	19,737	19,737
Line of credit barrowings	—	—	—	—	—	150,000	150,000
Net loss	—	—	—	(118,237)	—	(186,274)	(304,511)

Balance, December 31, 2008	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	—	(389)
Elimination of Predecessor Noncontrolling Interest	—	—	—	—	—	(170,060)	(170,060)

Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—

(Successor)
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)

Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

			For the Years Ended December 31,
	For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009
			2008	2007
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 20)	$(23,247)	$(13,849)	$(139,554)	$(166,029)

Cash flows from investing activities:
Purchase of available-for-sale investments	—	(4,447)	(43,825)	(558,784)
Sale of available-for-sale investments	3,386	21,113	79,754	793,390
Sale of held-to-maturity investments	—	—	2,000	5,619
Purchase of available for sale restricted investments	—	—	—	(32,150)
Sale of available for sale restricted investments	—	—	—	109,050
Purchase of held-to-maturity restricted investments	—	—	—	(2,818)
Sale of held-to-maturity restricted investments	—	—	—	7,800
Payment of derivative premiums and settlements, (net)	—	—	(273,157)	(57,880)
Advance for construction of port facility	—	—	—	(4,000)
Released from (transfer to) restricted cash to collateralize credit facility, letters of credit and interest payments, net	—	5,732	82,737	(71,371)
Procceds from sale of interest in subsidiary	—	25,225	70,000	258
Procceds from sale of assets	3,650
Receipt of deferred payments	—	—	14,101	—
Additions to property, plant and equipment	(839)	(4,580)	(27,452)	(148,860)

Net cash provided by (used in) investing activities	6,197	43,043	(95,842)	40,254

Cash flows from financing activities:
Payment of debt issuance costs	—	—	—	(650)
Payment of notes and long term debt	—	(47,297)	(8,551)	(12,600)
Amounts drawn on DIP facility	—	6,500	—	—
Borrowings under project finance facility	—	—	—	45,000
Minority interest contributions	—	3,500	236,934	80,395
Proceeds from exercise of stock options and warrants	—	—	—	4,526

Net cash provided by (used in) financing activities	—	(37,297)	228,383	116,671

Net decrease in cash and cash equivalents	(17,050)	(8,103)	(7,013)	(9,104)
Cash and cash equivalents, beginning of period	25,620	33,723	40,736	49,840

Cash and cash equivalents, end of period	$8,570	$25,620	$33,723	$40,736

Supplemental information:
Interest paid, net of amounts capitalized	$—	$3,326	$29,180	$16,595

Income taxes paid	$—	$—	$4,515	$216

Supplemental non-cash transactions: (Note 20)

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Operations and Basis of Preparation of Financial Statements

        Upon emergence from Chapter 11 bankruptcy on March 24, 2009 as discussed in Note 3, Golden Minerals Company (the "Company"), a Delaware corporation, became the successor to Apex Silver Mines Limited ("ASML") for purposes of reporting under the U.S. federal securities laws. References in this Form 10-K to "Successor" refer the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11. References to "Predecessor" refer to ASML and its subsidiaries prior to March 25, 2009.

        Prior to the emergence from Chapter 11 and the sale of the San Cristóbal mine, ASML was the 65% owner and operator of the San Cristóbal silver and zinc mine in Bolivia. Following emergence from Chapter 11 and the sale of the San Cristóbal mine to Sumitomo Corporation ("Sumitomo"), the Company is primarily engaged in the exploration and advancement of its portfolio of exploration properties primarily located in South America and Mexico and in providing operations management services to Sumitomo for the San Cristóbal mine. The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. While management believes the Company has a sufficient short term operating plan and cash resources to continue as a going concern through 2010, the ability of the Company to operate beyond 2010 is dependent upon its ability to raise sufficient capital to continue funding its exploration activities with the ultimate goal of finding and developing future profitable mining operations.

2. Liquidity and Capital Requirements

        At December 31, 2009 the Company's aggregate cash and short-term investments totaled $9.0 million, which included $8.6 million of cash and cash equivalents and $0.4 million of short term investments. Based on the success of the Company's March 2010 public offering of common stock and private placement to Sentient (see Subsequent Event Note 27), it plans to spend the following amounts during 2010 pursuant to its long term business strategy:

  •
  Approximately $30.0 million to fund the advancement of the Yaxtché deposit at the El Quevar project, including the construction of an underground drift and related infrastructure in order to develop additional information regarding the deposit and prepare a feasibility study, including detailed plant engineering;

  •
  Approximately $6.5 million to fund targeted exploration on several exploration properties during 2010, including approximately $1.0 million to complete a first phase drilling program on the Panuco and Muleros targets at the Zacatecas project in Mexico; approximately $2.0 million for exploration activities at the Viejo Campo target and other targets outside of the Yaxtché deposit at El Quevar; and approximately $2.5 million for early stage exploration on the Palca project in Peru and the Matehuapil and La Pinta projects in Mexico including initial drilling and bulk sampling;

  •
  Approximatley $6.0 million on other generative exploration activities and property holding costs related to the Company's remaining portfolio of exploration properties conducted through the Company's principal exploration offices located in South America;

  •
  Approximately $8.5 million on general and administrative costs.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Liquidity and Capital Requirements (Continued)

        The Company plans to fund the long term business strategy expenditures described above from the approximately $35.3 million net proceeds of the March 2010 public offering of common stock and private placement to Sentient, from its existing cash and investment balances, from the approximately $7.0 million of annual net cash flow from its management services agreement with San Cristóbal (comprised of the annual fee and bonus, net of reimbursed administrative expenses), and from the approximately $5.5 million in net proceeds it received in the Sentient private placement in January 2010.

        A significant portion of the Company's expected 2010 cash inflows are payments to be received pursuant to the Management Services Agreement with Sumitomo (the "Management Agreement") pursuant to which a wholly owned subsidiary of the Company, Golden Minerals Services Corporation ("Golden Services"), is providing certain operations management services to Sumitomo with respect to the San Cristóbal mine. The initial term of the Management Agreement has been extended until June 30, 2010 and thereafter may be terminated by Golden Services with twelve months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, Golden Services would be entitled to a $1.0 million termination fee. Golden Services would not be required to pay a termination fee. Should Sumitomo terminate the Management Agreement on July 1, 2010, the Company will not receive cashflows from the Management Agreement subsequent to December 31, 2010, and the Company will be unable to rely on the Management Agreement as a source of funding for its business plans subsequent to that date.

        If the El Quevar feasibility study is positive, it is anticipated that at least an additional $65.0 to $85.0 million would be needed beyond 2010 to complete development and construction of an underground mine and processing facility at El Quevar. This is a preliminary estimate and the actual cost may vary significantly. If the project advances to development and construction, the Company will need to obtain additional funding in addition to the planned securities offering to continue with the execution of its long term business strategy beyond 2010. There can be no assurance that the Company will be successful in the anticipated offering or that it will be successful raising additional capital in the future on terms acceptable to the Company or at all.

3. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine

  Chapter 11 Reorganization

        In light of significant liquidity issues, on January 12, 2009, ASML and its wholly owned subsidiary, Apex Silver Mines Corporation ("ASMC"), filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). ASML also commenced a provisional liquidation proceeding in the Cayman Islands. ASML's subsidiaries outside of the United States, including Minera San Cristóbal S.A. ("MSC"), the Bolivian subsidiary that owns and operates the San Cristóbal mine, were not included in the Chapter 11 filing or in any other bankruptcy or reorganization proceeding.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

        A Joint Plan of Reorganization (the "Plan") was approved by the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on March 4, 2009, and the Company emerged from Chapter 11 protection on March 24, 2009 (the "Effective Date"). At that time, and subsequent to the closing of the sale of the San Cristóbal mine to Sumitomo as described below, all of the remaining assets of ASML, other than a small cash reserve for the payment of ASML's liquidation expenses, were transferred to the Company. A compulsory liquidation proceeding was initiated for ASML in the Cayman Islands and all of the ordinary shares of ASML were formally canceled in that proceeding.

        Under the Plan, holders of ASML's 2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the "Notes") received in exchange for the cancellation of the Notes a pro rata distribution of (i) 3,000,000 shares of common stock of the Company, and (ii) approximately $45.0 million of cash. To record the effect of the reorganization, ASML wrote off the $290.0 million liability related to the Notes plus $3.2 million interest accrued through January 12, 2009, the Chapter 11 filing date, and recorded a $248.2 million gain at March 24, 2009.

        Other holders of unsecured claims against ASML and ASMC, except ASML's equity holders received cash payments for their claims up to a maximum recovery of $10,000 per claim. Through December 31, 2009 the Company has made cash payments of $52,000 in resolution of such claims. ASML's equity holders received no recovery under the Plan. In November 2009 the Chapter 11 proceedings were closed, and in December 2009 ASML's liquidation proceeding in the Cayman Islands were completed and the ASML ordinary shares were cancelled.

  Sale of the San Cristóbal Mine

        On the Effective Date, in accordance with the Plan, ASML sold to Sumitomo its remaining direct and indirect interests in the San Cristóbal mine, including its 65% interest in MSC, for a cash purchase price of $27.5 million, plus $2.5 million in expense reimbursements and the assumption of certain liabilities. On the Effective Date, Sumitomo and the other senior lenders waived and released ASML and the Company from any liability associated with amounts outstanding under the project finance facility relating to the San Cristóbal mine.

        On the Effective Date, ASMC, renamed Golden Services, entered into the Management Agreement under which it is providing certain operations management services with respect to the San Cristóbal mine. The initial term of the Management Agreement has been extended until June 30, 2010 and thereafter may be terminated by Golden Services with twelve months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, Golden Services would be entitled to a $1.0 million termination fee. Golden Services would not be required to pay a termination fee.

  Fresh Start Accounting

        As required by GAAP, the Company adopted fresh start accounting effective March 25, 2009 following the guidance of Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), and ASC 852, "Reorganizations" ("ASC 852"), because (i) holders of existing voting shares of the Predecessor immediately before the Effective Date received less than 50% of the voting shares of the Successor and (ii) the reorganized value of the Successor was less than its post-petition liabilities and allowed claims. The Successor's consolidated financial statements reflect a new capital

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

structure and a new basis in the identifiable assets and liabilities assumed. Accordingly, the consolidated financial statements on or after March 25, 2009 are not comparable to the consolidated financial statements prior to that date.

        ASC 852 requires, among other things, the determination of the reorganization value of the Successor upon emergence from bankruptcy. Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Successor's assets was determined with the assistance of a third party valuation expert and a minerals engineering firm who used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values. Based on these valuations and applying the principles of ASC 805, the Company has adjusted upward the reported amounts of certain of the Successor's individual assets, net of liabilities, by a combined total of $9.1 million and has reflected that adjustment in the Predecessor's statement of operations in accordance with ASC 852. The upward adjustment relates primarily to recording at fair value certain exploration properties and a royalty interest that were previously reflected on the Predecessor's balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred. Future costs of exploration will continue to be expensed as incurred.

        The total equity of the Successor at the Effective Date of $36.5 million has been adjusted to reflect no beginning retained earnings or deficit, after taking into account the cancelation of the Notes, the issuance of new shares in the Company, and the fresh start accounting adjustments. The total equity of the Successor at the Effective Date reflects the estimated enterprise value of the Company following the principles of ASC 852 and ASC 805. As part of the Company's bankruptcy proceedings, an enterprise value ranging from $15 million to $30 million was initially projected based on a blend of valuations using market value multiples for peer companies and an assessment of the underlying values of the Company's mineral properties at the time of the bankruptcy filing. As discussed above, and in conjunction with finalizing the fresh start accounting adjustments, additional valuation assessments of the fair value of the Successor's assets were performed with the assistance of a third party valuation expert and a minerals engineering firm to arrive at the Company's reported equity value at the Effective Date of $36.5 million. The asset valuations were derived using a combination of income, market and cost approach models depending on the asset. In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys.

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

Note I.—The adjustments related to the sale of the San Cristóbal mine to Sumitomo include $27.5 million of cash received from the sale, the write-off of $561.5 million of assets sold to Sumitomo, net of $355.6 million of liabilities assumed by Sumitomo, the release of $170.1 million of noncontrolling interest primarily related to Sumitomo and a loss on the sale of $8.4 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

Note II.—The reorganization adjustments include a $45.0 million reduction of cash for amounts paid to the holders of the Notes, a write-off of the $290.0 million liability related to the Notes, plus $3.2 million of accrued interest and a $248.2 million gain on extinguishment of debt. The reorganization adjustments also include the write-off of $896.3 million of accumulated deficit, $647.6 million of additional paid in capital and $0.5 million of ordinary shares to reflect the elimination of the Predecessor's shareholder's equity.

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

4. Discontinued Operations

        As a result of the sale of the San Cristóbal mine, results of operations of the San Cristóbal mine and related subsidiaries sold are presented as discontinued operations for the periods on the Consolidated Statements of Operations and Comprehensive Income (Loss) through March 24, 2009, the date of the sale, including all direct financing related to the San Cristóbal mine (see Note 3). Additionally, costs incurred for management service fees that were previously eliminated upon consolidation have not been eliminated and are reflected as a cost of service between the discontinued operations and the Company.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Discontinued Operations (Continued)

        The results of discontinued operations for the period January 1, 2009 through March 24, 2009 and for the years ended December 31, 2008 and 2007 are as follows (amounts in thousands):

		The years ended December 31,
	For The Period January 1, 2009 Through March 24, 2009
		2008	2007
Revenue:
Sale of concentrates, net	$99,049	$419,512	$45,932
Costs and expenses:
Costs applicable to sales	(59,955)	(346,199)	(42,941)
Write down of inventories	—	(52,547)	—
Production startup income/expense, net	—	—	(13,483)
Management fee	(1,350)	(5,400)	(5,400)
Asset retirement accretion expense	(232)	(794)	(600)
Gain (loss) on commodity derivatives	—	467,871	19,290
Foreign currency gain	1,960	18,342	7,772
Impairment of long lived assets	—	(625,649)	—
Other costs	—	(1,960)	(4,067)
Depreciation, depletion and amortization	(10,527)	(37,415)	(13,646)

Total costs and expenses	(70,104)	(583,751)	(53,075)

Loss from operations	28,945	(164,239)	(7,143)
Other income and expenses:
Interest and other income	67	478	2,606
Interest expense and other borrowing costs	(22,233)	(59,600)	(18,112)

Total other income and expenses	(22,166)	(59,122)	(15,506)

Loss before income taxes	6,779	(223,361)	(22,649)
Income taxes	(2,523)	(7,735)	(1,985)

Income before sale of interest in subsidiaries	$4,256	$(231,096)	$(24,634)

Gain (loss) on sale of interest in subsidiaries	$(8,409)	64,471	$—

Loss from discontinued operations	$(4,153)	$(166,625)	$(24,634)

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

$546,466

        The Company reported no remaining assets or liabilities from discontinued operations at December 31, 2009.

5. Summary of Significant Accounting Policies

        The Company's consolidated financial statements and those of the Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Company's consolidated financial statements and those of the Predecessor require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; estimates of

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

recoverable metals in stockpiles; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company and the Predecessor based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

        The significant accounting policies discussed below pertain to both the Company and the Predecessor unless otherwise stated. The policies adopted, considered by management to be significant, are summarized as follows:

  a. Basis of consolidation

        Each of the Company and the Predecessor consolidates more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. If the Company or the Predecessor does not own 100% of a consolidated subsidiary, it recognizes a noncontrolling interest in the subsidiary and a noncontrolling interest in the gains or losses recorded by the subsidiary. All intercompany transactions and balances have been eliminated at consolidation.

  b. Translation of foreign currencies

        Substantially all expenditures and sales are made in U.S. dollars. Accordingly, the Company and the Predecessor and their subsidiaries use the U.S. dollar as their functional and reporting currency.

  c. Cash and cash equivalents

        The Company and the Predecessor consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  d. Restricted cash and investments

        The Company and the Predecessor segregate cash and investments, the use of which is restricted by contractual agreement, and reports these amounts separately in the financial statements. At December 31, 2008 the Predecessor had recorded $20.6 million, the use of which was restricted to providing operating capital for the San Cristóbal mine and the payment of principal and interest under the San Cristobal project finance facility as current restricted cash.

  e. Investments

        Available for Sale—Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity (deficit), unless the value of the security is considered other than temporarily impaired. Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations.

        Held to Maturity—Held to maturity investments are debt securities which the Company or the Predecessor has the ability and intent to hold until maturity and are recorded at amortized cost. Income is recorded based upon the current yield of the security. Any non-temporary impairment in value will be recorded in the statement of operations at the date of the impairment.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

  f. Inventories

        The Predecessor's ore stockpiles and concentrate inventories were carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and future metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. The $18.6 million of concentrate inventories and $72.6 million of ore stockpile inventories of the Predecessor at December 31, 2008 were recorded at net realizable value.

        Ore stockpiles—The Predecessor's ore stockpiles represent ore that has been mined and is available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

        Concentrate inventories—The Predecessor's concentrate inventories represent silver bearing zinc and lead concentrates available for shipment. Concentrate inventories are valued at the average cost of the ore sent to the processing plant from the mine or from the ore stockpiles plus the plant processing costs incurred, including applicable depreciation related to the processing facilities and an allocable portion of mine site administrative costs and related overhead. Costs are added to and removed from the concentrate inventory based on tonnes of concentrate produced or sold and are valued at the lower of average cost or net realizable value.

        Materials and supplies—The Predecessor materials and supplies were valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of obsolete stock that is subject to impairment.

        All of the inventories at December 31, 2008 were associated with the San Cristóbal mine which was sold during the first quarter 2009 (see Note 3). The Company has no inventories at December 31, 2009.

  g. Mining properties, exploration and development costs

        The Company and the Predecessor expense general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. For acquired mineral properties with proven and probable reserves, the Company capitalizes acquisition costs and subsequent development costs. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

        As required by GAAP, the Company applied fresh start accounting upon emergence from Chapter 11 reorganization, per the guidance of ASC 805 and ASC 852. As a result of fresh start accounting the Company adjusted upward to fair value certain exploration properties and a royalty

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

interest that were previously reflected on the Predecessor's balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred. The total adjustment recorded to property, plant and equipment related to the exploration properties and royalty interest was $9.6 million (see Note 3). Future costs of exploration will continue to be expensed as incurred.

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

        The Company and the Predecessor record a lease as a capital lease if at the lease inception it meets one or more of four criteria in accordance with ASC 840 "Leases", ("ASC 840"). The Company records capital leases as an asset and an obligation at the lesser of an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term or the fair value of the leased assets.

        Property, plant and equipment are recorded at cost and per the guidance of ASC 360 "Property, Plant and Equipment", ("ASC 360"), the Company assesses the recoverability of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.

        During 2009 the Company recorded a $1.7 million impairment of its Paca Pulacyo property in Bolivia which was reported as held for sale at December 31, 2009 (see Note 37). During 2008 the Predecessor recorded a $625.6 million impairment of the San Cristóbal asset group.

  i. Asset retirement obligations

        The Predecessor recorded asset retirement obligations ("ARO") in accordance with ASC 410 "Asset Retirement and Environmental Obligations", ("ASC 410"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 13). The Company had no ARO recorded at December 31, 2009 and the Predecessor had recorded ARO of $9.2 million at December 31, 2008.

  j. Deferred financing costs

        Direct costs incurred in connection with obtaining financing are deferred and amortized over the life of the respective financing. During the fourth quarter 2008 the Predecessor wrote off its remaining

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

deferred financing costs. The Company had no deferred financing costs recorded at December 31, 2009.

  k. Revenue Recognition

        The Company recognizes service fees and reimbursements for administrative costs and withholding taxes as "Revenue from Services" in the statement of operations following the guidance of ASC 605 "Revenue Recognition" ("ASC 605") regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses and withholding taxes are reported as costs of services and income tax expense, respectively in the statement of operations. The Company recognizes service fees during the period that the services are rendered.

        The Predecessor sold its concentrates directly to smelters. The Predecessor recognized a sale upon receipt of provisional payment, the earliest point that both risk of loss and title transferred to the smelter.

  l. Stock compensation

        Stock based compensation costs are recognized per the guidance of ASC 718 "Compensation—Stock Compensation", ("ASC 718") and using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award (see Note 17).

  m. Net income (loss) per Common Stock/Ordinary Share

        Basic income (loss) per share is computed by dividing net income (loss) available to holders of the Company's Common Stock or the Predecessors Ordinary Shares, as the case may be, by the weighted average number of Common Stock/Ordinary Shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock or Ordinary Shares were exercised or converted into Common Stock or Ordinary Shares.

        At December 31, 2009, 2008 and 2007, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive. For the period January 1, 2009 through March 24, 2009 the Predecessor included 10,170,568 of dilutive shares related to the convertible debt to calculate the diluted income per share for that period.

  n. Derivative positions

        The Predecessor recorded all open derivative positions on its consolidated balance sheet at estimated fair value per the guidance of ASC 815 "Derivatives and Hedging", ("ASC 815"). Changes in the fair value of the open derivative positions were recorded each period in earnings as the Predecessor did not account for any of its derivatives as hedge transactions. The Predecessor liquidated its entire remaining derivative position during the fourth quarter 2008. The Predecessor recognized gains on its

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

derivative positions of $467.9 million and $19.3 million for the years ended December 31, 2008 and 2007, respectively.

        At December 31, 2009 and 2008 the Company and the Predecessor had no open derivative positions.

  o. Variable Interest Entities

        The Predecessor determined that the company that provided electrical transmission services to the San Cristobal mine met the requirements of a variable interest entity ("VIE") per the guidance of ASC 810 "Consolidations", ("ASC 810"). As such the transmission company's books were fully consolidated with the books of the Predecessor. At December 31, 2008 the consolidation of the transmission company's books with those of the Predecessor resulted in the elimination of a $21.2 million note receivable and the recognition of $18.3 million of additional property, plant and equipment, net and $3.5 million of additional value added tax recoverable. In addition, $4.5 million of electrical transmission revenue was eliminated and the Predecessor recognized a noncontrolling interest offset to net income (loss) subject to limitations in such offset by U.S. GAAP.

        At December 31, 2009 the Company did not have any contractual relationships that qualified as a VIE.

  p. Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2009, 2008 and 2007 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

  q. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of ASC 740 "Income Taxes" ("ASC 740") on a tax jurisdictional basis as did the Predecessor. The Company files United States and certain other foreign country income tax returns, and pays taxes reasonably determined to be due. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company's income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet.

        The Company has recorded a full valuation allowance against its deferred tax assets based on the judgment that it is more likely than not that these deferred tax assets will not be utilized before their expiration. As the Company has not generated net income from operations, it is more likely than not that the Company will not generate sufficient taxable income to utilize its deferred tax assets in the future.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

  r. Recently Adopted Standards

        During the third quarter 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The ASC is the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption of the ASC did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        During May 2008 the FASB issued an update to ASC 470 "Debt" (ASC 470 Update") which applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 470 Update requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As the Predecessor did not have the ability or requirement to cash settle the Notes upon conversion, it did not have any instruments that fell within the scope of ASC 470 Update and accordingly there was no impact on the Predecessor's consolidated financial position, results of operations or cash flows.

        On January 1, 2009 the Predecessor adopted certain provisions of ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820") related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of these provisions of ASC 820 has not had a material impact on the consolidated financial statements of the Company or the Predecessor.

        During March 2008 the FASB issued an update to ASC 815 ("ASC 815 Update") which enhances the disclosure requirements pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under ASC 815, and how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. The adoption of provisions of ASC 815 Update did not impact the disclosure requirements of the Company or the Predecessor.

        ASC 805 "Business Combinations" ("ASC 805") provides guidance on how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests acquired, and goodwill acquired. Under fresh-start accounting, the Company re-measured the assets and liabilities assumed from ASML at fair value and recorded a $9.1 million gain on reorganization per the guidance of ASC 805.

        On January 1, 2009 the Predecessor adopted certain provisions of ASC 810 "Consolidation" ("ASC 810") related to noncontrolling interests. A noncontrolling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Standard is to improve the relevance, comparability, and transparency of the financial

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to noncontrolling interests. The provisions of ASC 810 have been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. The Company and the Predecessor no longer report minority interest in the "mezzanine," but reflect such noncontrolling interests as a component of total equity in the consolidated balance sheets. Upon adoption of ASC 810, noncontrolling interests of approximately $150.8 million as of December 31, 2008 were recast to a component of total equity in the Predecessor's consolidated balance sheet. At December 31, 2009 the Company had recorded $0.8 million of noncontrolling interest related to its El Quevar project in Argentina (see Note 18).

        During April 2009, the FASB issued an update to ASC 820 regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted these provisions beginning during the interim period ended June 30, 2009 (see Note 15). The adoption of these provisions did not have a material impact on the Company's consolidated financial statements.

        During April 2009, the FASB issued an update to ASC 320 "Investments—Debt and Equity Securities" (ASC 320"), regarding the recognition and presentation of other-than-temporary impairments. This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: i) the amount related to credit losses (recorded in earnings) and ii) all other amounts (recorded in Other comprehensive income). The Company adopted these provisions beginning during the interim period ended June 30, 2009. The adoption of these provisions did not have a material impact on the Company's consolidated financial statements.

        During April 2009, the FASB issued an update to ASC 320 regarding the interim disclosures of fair value of financial instruments. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. The Company adopted these provisions during the interim period ended June 30, 2009. The adoption of these provisions did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued ASC 855, "Subsequent Events" ("ASC 855") which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of ASC 855 beginning with the interim period ended June 30, 2009. The adoption of

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Summary of Significant Accounting Policies (Continued)

ASC 855 had no impact on the Company's consolidated financial position, results of operations or cash flows.

        In August 2009, the FASB issued ASU No. 2009-05 ("ASU 2009-05"), an update to ASC 820, "Fair Value Measurements and Disclosures". This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. The Company adopted the provisions of ASU 2009-05 for the fiscal year ended December 31, 2009, and the Company's statements of financial position, results of operations and cash flows were not significantly impacted by the adoption.

  s. Recently Issued Pronouncements

        In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as an entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company's fiscal year beginning January 1, 2010. The Company currently has no VIE's.

        In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures. The updated guidance requires additional disclosures around level 1 and 2 fair value measurements, disaggregation of fair value assets and liabilities, clarifying guidance regarding input and valuation techniques, and enhanced detail in the level 3 roll-forward disclosure. The updated guidance is effective for the Company's fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company's fiscal year beginning January 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company's consolidated financial position, results of operations and cash flows.

6. Investments

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than 3 months, but not exceeding 12 months. Long-term investments include investments with maturities greater than 12 months.

        The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost and include government agency and corporate obligations. Available for sale investments are marked to market at the end of each reporting period with changes in value recorded as a component of other

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

6. Investments (Continued)

comprehensive income (loss). If declines in value are deemed other than temporary, a charge is made to net income (loss) for the period. The Company invests only in government and corporate securities rated "investment grade" or better.

        At December 31, 2008 the Predecessor held auction rate securities ("ARS") with a carrying value of approximately $5.1 million. The ARS market lacked liquidity as a result of failed auctions beginning in 2007. During 2009, the Company sold all of its remaining ARS investments in a secondary market for $3.0 million through two brokerage firms. The Company recognized losses of $2.2 million related to the sale of these ARS securities and at December 31, 2009 the Company had no remaining ARS investments.

        The following tables summarize the Company's and the Predecessor's investments at December 31, 2009 and December 31, 2008:

December 31, 2009	Cost	Estimated Fair Value	Carrying Value
Successor	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$199	$444	$444
Total available for sale	199	444	444

Total short term	$199	$444	$444

December 31, 2008	Cost	Estimated Fair Value	Carrying Value
Predecessor	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$761	$124	$124
Corporate notes	223	224	224
Government bonds	15,924	16,003	16,003

Total available for sale	16,908	16,351	16,351

Total short term	$16,908	$16,351	$16,351

Long-term:
Available for sale
Corporate notes	$405	$386	$386
Auction rate securities	5,101	5,101	5,101

Total available for sale	5,506	5,487	5,487

Total long term	$5,506	$5,487	$5,487

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

6. Investments (Continued)

        The Company's investments at December 31, 2009 represent shares of stock in two junior mining companies acquired in transactions related to the Company's exploration activities.

        Quoted market prices at December 31, 2009 and 2008 respectively were used to determine the fair values of the above investments, except with respect to the ARS. See Note 15 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

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

7. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands)
Current portion of note receivable	$—	$2,079
Prepaid insurance	306	3,356
Accrued interest receivable	—	236
Prepaid contractor fees and vendor advances	191	7,266
Deferred leasehold costs	329	—
Prepaid offering costs	576	—
Insurance premium refund receivable	—	778
Recoupable deposits and other	685	1,835

	$2,087	$15,550

  December 31, 2009

        The deferred leasehold costs are related to the Company's headquarters office lease in Golden, Colorado. Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for exploration related services. Prepaid offering costs are related to direct costs and fees associated with the anticipated public offering of common stock, that has not been completed, which will be recorded net of proceeds from the offering upon completion of the offering or expensed if the offering is not completed. Included in recoupable deposits and other is a $188,000

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

7. Prepaid Expenses and Other Assets (Continued)

receivable related to the sale of certain investments which settled January 4, 2010 and a $152,000 recoupable deposit made to a firm providing legal services related to the reorganization that was returned to the Company during the first quarter 2010.

        In addition included in non-current assets is approximately $498,000 of prepaid insurance on which amortization will be recognized through 2015.

  December 31, 2008

        The current portion of notes receivable is related to funds previously advanced by the Predecessor to the contractor that constructed the load out facilities at the Port of Mejillones. Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for mining and processing supplies and services at the San Cristóbal mine.

8. Inventories

  December 31, 2009

        The Company has no operating mines at December 31, 2009 and consequently does not carry any inventories.

  December 31, 2008

        The inventories at December 31, 2008 were all related to the San Cristóbal mine which was sold during the first quarter 2009 (see Note 3).

        Predecessor inventories at December 31, 2008 consist of the following:

December 31, 2008
(Predecessor) (in thousands)
Current:
Concentrate inventories	$18,638
Sulfide ore stockpiles	—
Material and supplies	56,370

Total current inventories	$75,008

Long-Term:
Sulfide ore stockpiles	$—
Oxide ore stockpiles	72,628

$72,628

        Concentrate inventories at December 31, 2008 consist of approximately 46,467 tonnes of concentrates, and are carried at the lower of cost or market. The long term stockpile inventories consist of stockpiled ore that will be processed later in the mine life and are carried at the lower of cost or market. Material and supplies inventory consist primarily of fuel, reagents and operating supplies at the San Cristóbal mine and are carried at the lower of cost or market.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Value Added Tax Recoverable

        At December 31, 2009, the Company had no recoverable value added tax ("VAT") as all recoverable VAT was associated with the San Cristóbal assets sold (see Notes 2).

        The Predecessor recorded VAT paid in Bolivia related to the San Cristóbal mine as a recoverable asset. At December 31, 2008 the VAT recoverable amount was $157.1 million and included $19.5 million of recoverable Bolivian import duties.

        The Company has also paid VAT in various countries related to its exploration activities, which is charged to expense as incurred because of the uncertainty of recoverability.

10. Property, Plant and Equipment and Assets Held for Sale

  Property, plant and equipment, net

        The components of property, plant, and equipment, net were as follows:

	December 31, 2009	December 31, 2008
	(Successor)	(Predecessor)
	(in thousands)
Mineral properties	$—	$49,596
Exploration properties	4,228	—
Royalty properties	1,207	—
Construction in progress	—	14,782
Buildings	383	3,709
Mining equipment and machinery	1,984	123,139
Other furniture and equipment	601	5,128

	8,403	196,354
Less: Accumulated depreciation	(629)	(56,446)

	7,774	139,908

Equipment under capital lease	—	72,425
Less: Accumulated depreciation	—	(21,337)

	—	51,088

Port facilities under lease	—	12,283
Less: Accumulated depreciation	—	(745)

	—	11,538

	$7,774	$202,534

        The increase in exploration properties at December 31, 2009 is the result of recording certain of the Company's exploration properties at fair market value per the requirements of fresh start accounting as discussed in Note 3. The royalty properties consist of two properties in Mexico that are not owned by the Company but on which the Company has retained net smelter return royalty rights.

        Property, plant and equipment with a net book value of $187.4 million were included in the net assets and liabilities sold with the San Cristóbal mine on March 24, 2009.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Property, Plant and Equipment and Assets Held for Sale (Continued)

        During 2009 the Company sold the following assets:

  1.
  An office building the Company owned in La Paz, Bolivia was sold for $650,000. The Company recorded a loss on the sale of $147,000 plus tax expense related to the transaction of $33,000.

  2.
  The Company sold a property in Mexico consisting of a few mining concessions located on the southern edge of the Zacatecas district, outside the Company's targeted exploration program in the area. The Company received $1.2 million of cash, including $0.2 million of VAT collected on the transaction and recorded a $0.6 million gain on the sale. The Company also retained certain sliding scale net return payments on the property, based on production quantities and metals prices. The fair value of the sliding scale net return payments of $0.2 million is reflected in property, plant and equipment, net on the accompanying consolidated balance sheets and in royalty properties in the above table.

  3.
  The Company sold its remaining 49% joint venture interest in the Platosa property, located in Mexico, for $2.0 million in cash and a 1% net smelter return royalty. Previous agreements with the buyer, including a 2% net smelter return royalty were terminated in the transaction. The Company recognized a gain on the transaction of $550,000 and at December 31, 2009 the fair market value of the 1% net smelter return royalty of approximately $1.0 million was included in property, plant and equipment, net on the accompanying consolidated balance sheets and in royalty properties in the above table.

        The losses and gains on the above transactions are included in gain (loss) on the disposal of assets, net.

        After conducting evaluations on several of its exploration properties during 2009, the Company determined that certain of the properties did not meet the Company's minimum requirements for continued evaluation and the rights to those properties were relinquished. The Company recorded an approximately $0.7 million write down of the carrying value of those properties to gain (loss) on the disposal of assets, net.

        Most of the property, plant and equipment held at December 31, 2008 was related to the San Cristóbal mine which was sold during the first quarter 2009 (see Notes 2 and 3).

  Assets Held for Sale

        The Company has obtained approval from its board of directors to sell its Paca Pulacyo property in Bolivia. During the fourth quarter 2009 the Company recorded a $1.7 million impairment charge on the property to write it down to its current fair value of $0.8 million. The property had a carrying value of $2.5 million established using fresh start accounting principles at the time of the Company's emergence from bankruptcy on March 25, 2009. The fresh start accounting valuation of the property was performed by an independent third party mineral properties valuation expert who utilized a modified income approach to determine a fair value for the property. In late January 2010, the Company entered into a non-binding term sheet with Apogee Minerals Ltd. ("Apogee") calling for the sale of the property for 5 million common shares of Apogee at closing of the transaction and an additional 3 million common shares of Apogee and $0.5 million of cash to be paid 18 months following

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Property, Plant and Equipment and Assets Held for Sale (Continued)

closing. The Company used a probability weighted discounted cash flow approach to determine the fair value of the consideration to be received in the transaction. Prior to the impairment charge taken during the fourth quarter 2009 the Company had not reached agreement with any parties for a sale of the property and had not determined that it would be unable to sell the property for an amount equal to or greater than its original holding cost. The remaining $0.8 million carrying value of the property is reflected in assets held for sale in the accompanying consolidated balance sheets at December 31, 2009, per the guidance of ASC 360, "Property, Plant and Equipment", ("ASC 360"). Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of our board of directors, consents and approvals of third parties including governmental entities and the Toronto Stock Exchange, and other customary closing conditions.

11. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	December 31, 2009	December 31, 2008
	(Successor)	(Predecessor)
	(in thousands)
Accounts payable and accruals	$1,863	$27,502
Deferred revenue	—	3,227
Amounts due smelters	—	7,974
Income taxes payable	22	1,764
Accrued employee compensation and benefits	543	8,394

	$2,428	$48,861

  December 31, 2009

        Accounts payable and accruals are primarily related to amounts due to contractors and suppliers in the amounts of $0.9 million and $1.0 million related to our exploration and corporate administrative activities, respectively.

        Accrued employee compensation and benefits at December 31, 2009 consist of $0.2 million of accrued vacation payable and $0.3 million related to withholding taxes and benefits payable.

  December 31, 2008

        Accounts payable and accruals at December 31, 2008 were primarily related to activities at our San Cristóbal mine which was sold during the first quarter 2009 (see Notes 2 and 3).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Debt

        Subsequent to December 31, 2008 all of the Company's debt was sold or extinguished as a result of the sale of the net assets and liabilities of the San Cristóbal mine and Chapter 11 reorganization (see Notes 2 and 3). At December 31, 2009 the Company had no obligations related to the Debt set forth in the table below.

        The Company's debt at December 31, 2008 consisted of the following:

	December 31, 2008
	Current	Long-term
	(Predecessor)
	(in thousands)
2.875% Convertible Senior Subordinated Notes due 2024	$180,000	$—
4.0% Convertible Senior Subordinated Notes due 2024	109,987	—
Project finance facility	225,000	—
Note assigned to Sumitomo	—	9,060
Capital leases	8,307	39,549
Port lease liability	316	11,342

	$523,610	$59,951

2.875% and 4.0% Convertible Senior Subordinated Notes due 2024 (collectively, the "Notes")

        Under the Plan, holders of the Notes received a pro rata distribution of (i) 3,000,000 shares of the Company's common stock and (ii) approximately $45.0 million of cash in exchange for the cancellation of the Notes. To record the effect of the reorganization, the Predecessor wrote off the $290.0 million liability related to the Notes plus $3.2 million of accumulated interest and recorded a $248.2 million gain at March 24, 2009 (see Note 3). At December 31, 2009, the Company had no further obligations related to the Notes. Had the Predecessor not been in Chapter 11 bankruptcy between January 12, 2009 and the Effective Date, the Notes would have accrued an additional $1.9 million of interest.

San Cristóbal Mine Finance Facility

        On December 17, 2008, Sumitomo purchased 90% of the loans under the San Cristóbal project finance facility from the senior lenders. The Predecessor's guarantee and other obligations to Sumitomo with respect to the 90% of the facility owned by Sumitomo were terminated as part of the Plan and the sale of the San Cristóbal mine (see Note 3). The remaining 10% of the project finance facility held by the senior lenders was canceled in connection with the Company's emergence from bankruptcy under the Plan. The Predecessor recognized a $22.5 million gain on the termination of its obligations related to the facility and recorded the gain as a reduction of the loss on the sale of interest in subsidiaries as the facility was the primary obligation of MSC. At December 31, 2009, the Company had no obligations related to the facility.

        Cash that is restricted by contractual agreement, is segregated and reported separately in the financial statements. At December 31, 2008 the Predecessor reported as current restricted cash $20.6 million that was restricted to provide operating capital for the San Cristóbal mine and the payment of principal and interest under the facility.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Debt (Continued)

Sumitomo Note Assignment

        The Sumitomo note assignment was all related to activities of the Predecessor. During 2006 and 2007 ASML loaned funds to San Cristóbal Transportadad de Eletricidad S.A. ("SC TESA"), the contractor that constructed the power line for the San Cristóbal mine, and received a promissory note from SC TESA in the amount of $21.2 million. In connection with the September 2006 sale of 35% of the San Cristóbal mine to Sumitomo, ASML sold 35% of this note to Sumitomo. At December 31, 2008 ASML had recorded a note payable to Sumitomo in the amount of $9.1 million, which included accrued interest, as a result of the assignment of the 35% interest in the SC TESA promissory note. In connection with the sale of the San Cristóbal mine to Sumitomo, the remaining amount of the SC TESA note receivable was sold to Sumitomo and the note payable to Sumitomo was terminated (see Note 3). At December 31, 2009, the Company had no obligations related to the note assignment.

Capital Leases

        The capital leases were all related to activities of the Predecessor. Certain mining equipment used by the contractor that provides mining services for the San Cristóbal mine had been recorded as capital leases because the equipment is used exclusively at the San Cristóbal mine. At December 31, 2008 ASML had recorded on its balance sheet $51.1 million of equipment, net of accumulated depreciation, and a capital lease obligation of $47.9 million related to the leased equipment. Following the sale of the San Cristóbal mine to Sumitomo, the Company retained no interest in the mining contract or equipment (see Note 3). At December 31, 2009 the Company had no capital lease obligations.

Port Lease Liability

        The port lease liability was all related to activities of the Predecessor. Certain assets were constructed at the Port of Mejillones for the exclusive use of the San Cristóbal mine, including concentrate reception, unloading and storage facilities. ASML determined that a leasing arrangement exists with respect to those assets. As of December 31, 2008 ASML had recorded on its balance sheet $11.5 million of plant and equipment, net of accumulated depreciation, and a financing obligation of $11.7 million related to the port facility. Following the sale of the San Cristóbal mine to Sumitomo, (see Note 3) the Company has no interest in the contracts or other rights or obligations related to the port.

Sumitomo working capital line of credit

        During 2008, Sumitomo provided $150.0 million in funding to the San Cristóbal mine under a working capital credit line to augment cash flow from concentrate sales in order to fund San Cristóbal's operating costs, income and other taxes, capital costs and financing costs. All obligations of the Company with respect to the Sumitomo working capital line of credit were terminated with the sale of the San Cristóbal mine to Sumitomo, (see Note 3). At December 31, 2009 the Company had no obligations related to the working capital line of credit.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Asset Retirement Obligations ("ARO")

        The Predecessor had developed an asset retirement plan for the San Cristóbal mine which included estimated reclamation, remediation and closure requirements based on Bolivian government requirements, World Bank financing requirements and the Company's policies.

        The following table summarizes activity in the Predecessor's ARO:

	The 83 Day Period Ended March 24, 2009	Year Ended December 31, 2008
	(Predecessor)
	(in thousands)
Beginning balance	$9,155	$6,981
ARO arising in the period	288	1,380
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	232	794
Obligation assumed in sale of MSC	(9,675)	—

Ending balance	$—	$9,155

        All ARO of the Company were terminated in connection with the sale of the San Cristóbal mine (see Note 3). At December 31, 2009 the Company had no ARO related to the San Cristóbal mine or any of its exploration properties.

14. Other Long Term Liabilities

        At December 31, 2009 other long term liabilities of $0.6 million consisted of $0.2 million of deferred tax liabilities and $0.4 million of deferred leasehold liability related to the corporate headquarters office space. The deferred leasehold liability represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014. The deferred tax liability was recognized for fresh start purposes for assets whose fresh start value exceeded the tax basis (see Note 17).

15. Fair Value Measurements

        Effective January 1, 2008 the Predecessor adopted ASC 820 for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis. ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC 820 are as follows:

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

        The following table summarizes the Company's and the Predecessor's financial assets and liabilities at fair value at December 31, 2009 and 2008, respectively, by respective level of the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
(Successor)	(amounts in thousands)
Assets:
Cash equivalents	$8,570	$—	$—	$8,570
Short-term available for sale securities	444	—	—	444

	$9,014	$—	$—	$9,014

December 31, 2008	Level 1	Level 2	Level 3	Total
(Predecessor)	(amounts in thousands)
Assets:
Cash equivalents	$2,503	$—	$—	$2,503
Short-term available for sale securities	16,351	—	—	16,351
Trade receivables	7,315	—	—	7,315
Auction rate securities	—	—	5,101	5,101

	$26,169	$—	$5,101	$31,270

Liabilities:
Amounts due smelters	$7,974	$—	$—	$7,974

	$7,974	$—	$—	$7,974

        The Company's cash equivalents, comprised principally of time deposits, are classified within Level 1 of the fair value hierarchy.

        The Company's short-term available for sale securities are classified within Level 1 of the fair value hierarchy. These securities are comprised of common stock, which have been valued using quoted prices in active markets.

        The Company's ARS which were sold during 2009 were classified within Level 3 of the fair value hierarchy. These securities were valued by the Company, with the assistance of a third party valuation firm. They were valued based upon the estimated present value of expected cash flows using a Monte Carlo simulation model taking into account significant assumptions regarding coupon payments, recovery, and redemption values. The Company used these significant Level 3 inputs as there was no current market activity for these, or similar, securities nor relevant corroborating market data with readily observable inputs to support a Level 1 or 2 valuation.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Fair Value Measurements (Continued)

        The following table summarizes the change in fair value of the Company's Level 3 financial assets (ARS):

	For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
	(Successor)	(Predecessor)
Beginning balance	$5,249	$5,101	$21,510
Realized losses	(2,199)	(828)	(16,799)
Unrealized gains	—	976	536
Proceeds from sale	(3,050)	—	(146)

Ending balance	$—	$5,249	$5,101

16. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), on a tax jurisdictional basis.

        The provision for income taxes consists of the following:

			For the Years Ended December 31,
	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
			2008	2007
	(Successor)	(Predecessor)
	(in thousands)
CURRENT TAXES:
United States	$6	$(4)	$(47)	$82
Other Countries	1,308	169	665	797

	$1,314	$165	$618	$879

DEFERRED TAXES:
United States	$(299)	$—	$—	$—
Other Countries	(47)	—	—	—

	$(346)	$—	$—	$—

Total Income Tax Provision (Benefit)	$968	$165	$618	$879

        Income (loss) from continuing operations before income taxes by country consists of the following:

			For the Years Ended December 31,
	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
			2008	2007
	(Successor)	(Predecessor)
	(in thousands)
United States	$(10,846)	$(14,368)	$(1,407)	$1,830
Other Countries	(8,462)	258,154	(67,709)	(52,160)

	$(19,308)	$243,786	$(69,116)	$(50,330)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes (Continued)

        For the period March 25 through December 31, 2009, the Company incurred operating losses, and recognized tax expense of $1.0 million consisting of $1.3 million withholding tax on management services provided to Bolivia, less $0.3 million deferred tax benefits. The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009, also due to Bolivia withholding tax on management services, and income tax of $1.9 million is included in discontinued operations for the same period in the accompanying consolidated statement of operations and comprehensive income (loss). The Predecessor recognized income tax of $0.6 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively, also due primarily to Bolivia withholding tax on management services, and income tax of $7.7 million and $2.0 million is included in discontinued operations.

        A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income, loss for the periods March 25, 2009 through December 31, 2009, the period January 1, 2009 through March 24, 2009, and for the years ended December 31, 2008, and 2007 is summarized below.

			For the Years Ended December 31,
	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
			2008	2007
	(Successor)	(Predecessor)
	(in thousands)
Tax expense (benefit) at Bolivia rate of 37.5% for 2007, 2008 and 2009 through March 24, 2009; U.S. rate of 34% for March 25 through December 31, 2009	$(6,565)	$91,420	$(26,333)	$(18,874)
Withholding taxes on intercompany fees and interest	1,305	169	675	824
Other adjustments:
Rate differential of other jurisdictions	1	(27,801)	4,112	2,602
Effects of foreign earnings	(5,842)	—	—	—
Effects of bankruptcy proceeding	—	(54,086)	—	—
Change in valuation allowance	6,451	(10,177)	21,492	20,309
Foreign statutory rate change	—	—	—	(3,676)
Limitation of loss carryforwards in the U.S.	5,546	—	—	—
Other	72	640	672	(306)

Income tax provision	$968	$165	$618	$879

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended December 31,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,575	$111,703
Stock-based compensation	568	3,253
Property, plant and equipment	6,365	5,892
Accrued liabilities	—	18,300
Other	1,380	4,558

	66,888	143,706
Less: Valuation allowance	(65,791)	(113,928)

Total deferred tax assets	1,097	29,778

Deferred tax liabilities:
Property, plant and equipment	(1,234)	(22,212)
Accrued liabilities	—	(5,953)
Other	(91)	(1,613)

Total deferred tax liabilities	(1,325)	(29,778)

Net deferred tax asset (liability)	$(228)	$—

        At December 31, 2009, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $200.8 million in Bolivia, Luxembourg, Australia, Sweden and Chile have no expiration, while $30.4 million in other countries will expire in future years through 2024. In the U.S., there are $3.4 million of net operating loss carryforwards which will expire in 2029.

        The valuation allowance for the deferred tax assets of the Company of $65.8 million at December 31, 2009, and $113.9 million at December 31, 2008 for the Predecessor, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carryforwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

        As part of the Plan, the Company received the remaining assets of the Predecessor, including investments in subsidiaries, some of which are in entities which are disregarded for U.S. tax purposes. The US tax basis of the assets received from the Predecessor is limited to the fair value placed on them for fresh start purposes. A deferred tax liability of $0.5 million was recognized for fresh start purposes for assets whose fresh start value exceeded the tax basis. Deferred tax liabilities were reduced to $0.2 million as of December 31, 2009, as a result of the recognition of $0.3 million of deferred tax benefits incurred during the year.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Income Taxes (Continued)

        The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company's tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits which require additional disclosure and potential recognition of a liability within the financial statements. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. During 2009, as a result of the reorganization pursuant to the Plan, the Company reduced unrecognized tax benefits of the Predecessor by $0.9 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008	The Year Ended December 31, 2007
	(Successor)	(Predecessor)
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$1,425	$2,341	$1,792	$1,792
Additions for tax positions of prior years	—	—	520	—
Additions for tax positions of current year	—	—	29	—
Reductions due to positions related to Predecessor	—	(916)	—	—

Gross unrecognized tax benefits at end of period	$1,425	$1,425	$2,341	$1,792

        Tax years as early as 2004 remain open and are subject to examination in the Company's and the Predecessor's principal tax jurisdictions. Management has estimated that unrecognized tax benefits will not significantly increase or decrease within the next twelve months. There is no significant interest or penalty estimated on the underpayment of income taxes as a result of these unrecognized tax benefits. The Company and the Predecessor classify tax related interest and penalties as income tax expense.

17. Equity (Deficit)

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

17. Equity (Deficit) (Continued)

        As discussed in Note 3, the Predecessor's equity holders received no recovery under the Plan following emergence from Chapter 11. As such, the following shares underlying awards granted under the Stock Plans were cancelled and the holders of grants under the Stock Plans have no further rights or recovery: approximately 2.5 million stock option grants to employees and directors, with an average exercise price of $14.83; 211,975 restricted share grants to employees, with a weighted average grant date fair value of $15.22 per share; and 55,549 restricted stock units granted to directors, with a weighted average grant date fair value of $11.70 per unit. Per the guidance of ASC 718 "Compensation—Stock Compensation" ("ASC 718") ASML recognized $2.4 million of compensation expense related to the cancelled stock options, restricted share grants and restricted stock unit grants. The compensation expense recognized was the unrecognized grant date fair value of the options and grants remaining at the date of cancellation. In addition, 350,000 warrants, held by third parties, to purchase Ordinary Shares at a price of $20.79 per Ordinary Share were cancelled.

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

        The following table summarizes the status of the Company's restricted stock grants issued under the Equity Plan at December 31, 2009 and changes during the period April 3, 2009 through December 31, 2009:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	—	$—
Granted during the period	280,000	10.78
Restrictions lifted during the period	(12,500)	10.92
Forfeited during the period	(37,500)	10.92

Outstanding at end of the period	230,000	10.75

        A former officer of the Company terminated employment on December 31, 2009 and the Board of Directors lifted the restriction on one half of his original restricted stock grant. The Company recognized a $33,500 charge related to the accelerated lifting of the restriction and the remaining half of the grant was forfeited.

        As the Company's shares had not yet traded at the time of the initial restricted stock grants of April 3, 2009, the grant date fair value was calculated by dividing the total shares of common stock available under the Joint Plan of Reorganization by the net fair value of the reorganized company following the principles of ASC 852 and ASC 805 (see Note 3). Additional grants were valued at the closing price of the Company's stock on the date of grant as reported in over the counter markets. For the period April 3, 2009 through December, 2009 the Company recognized $1.5 million of

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

17. Equity (Deficit) (Continued)

compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense of approximately $1.1 million over the next 15 months.

        Also, pursuant to the Equity Plan, the Company's board of directors adopted the Non-Employee Director's Deferred Compensation and Equity Award Plan (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan the non-employee directors have received a portion of their compensation in the form of Restricted Stock Units ("RSUs") issued under the Equity Plan. The non-employee directors were granted 25,000 RSUs, with a grant date of May 20, 2009. The RSUs will vest on April 2, 2010 so long as the holder is still serving as a director. Each Restricted Stock Unit entitles the director to receive one unrestricted share of common stock for each vested Restricted Stock Unit upon the termination of the director's board service.

        The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2009 and changes during the period May 20, 2009 through December, 2009:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of the period	—	$—
Granted during the period	25,000	10.92
Restrictions lifted during the period	—	—
Forfeited during the period	—	—

Outstanding at end of the period	25,000	10.92

        For the period May 20, 2009 through December 31, 2009 the Company recognized $0.2 million of compensation expense related to the RSUs and the Company expects to recognize additional compensation expense of approximately $.1 million over the next 3 months.

        The Predecessor recognized stock based compensation expense of $2.7 million, $2.9 million and $2.6 million for the 83 day period ended March 24, 2009, and for the years ended December 31, 2008 and 2007, respectively.

18. Noncontrolling Interest

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Noncontrolling Interest (Continued)

        The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Company:

	For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008	The Year Ended December 31, 2007
	(Successor)	(Predecessor)
	(in thousands, except share data)
Amounts attributable to Golden Minerals common stockholders and Predecessor's ordinary shareholders:
Income (loss) from continuing operations	$(20,276)	$243,621	$(69,734)	$(51,209)
Gain (loss) from discontinued operations	—	(12,022)	(48,503)	62,765

Net income (loss)	$(20,276)	$231,599	$(118,237)	$11,556

Hochschild Mining

        At December 31, 2009 certain concessions at the Company's El Quevar project were held in a joint venture of which the Company held a 65% interest and Hochschild Mining Group ("Hochschild") held the remaining 35%. On August 3, 2009, Hochschild's transferred certain of its mineral properties to the El Quevar project joint venture and the Company recorded the fair value of these properties as an $0.8 million increase to mineral properties and a noncontrolling interest of $0.8 million included as a component of equity to reflect Hochschild's 35% interest. At December 31, 2009 the El Quevar project joint venture was carried in mineral properties at its full carrying value and Hochschild's 35% interest is reflected in noncontrolling interest in subsidiaries on the accompanying consolidated balance sheets. During January 2010 the Company purchased Hochschild's 35% interest in the joint venture (see Note 27).

Sumitomo Corporation

        The Predecessor consolidated 100% of the accounts of the San Cristóbal mine and recorded Sumitomo's 35% noncontrolling interest in the gains or losses of the San Cristóbal mine and its subsidiaries for the period reported. In addition, the Predecessor recorded certain advances and loan proceeds from Sumitomo and interest due Sumitomo to noncontrolling interest. Net income attributable to the Predecessor for the period January 1, 2009 through March 24, 2009 includes $7.9 million of noncontrolling interest expense related to Sumitomo's interest in the San Cristóbal mine earnings during that period (see Note 4). At December 31, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no noncontrolling interest related to Sumitomo recorded on its books.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Noncontrolling Interest (Continued)

SC TESA

        During 2005 the Predecessor entered into a long-term contract with SC TESA to construct a power line and transport power to the San Cristóbal mine from the Bolivian power grid. In accordance with the guidance of ASC 810 related to variable interest entities the Predecessor fully consolidated the accounts of SC TESA for financial reporting purposes. Because SC TESA was consolidated for financial reporting purposes, the intercompany profit earned by SC TESA was eliminated and the Company recognized a noncontrolling interest offset to SC TESA's earnings or loss.

        Loss from discontinued operations for the period January 1, 2009 through March 24, 2009, includes $0.3 million of noncontrolling interest expense related to SC TESA's intercompany profit (see Note 4).

        At December 31, 2009, subsequent to the sale of the San Cristóbal mine, the Company has no noncontrolling interest related to SC TESA recorded on its books.

19. Revenue and Cost of Services

        On the Effective Date, the Company entered into the Management Agreement under which it provides certain management services with respect to the San Cristóbal mine. The Management Agreement, as amended, provides for an annual fee of $11.4 million which includes approximately $5.4 million that constitutes reimbursement for direct administrative expenses the Company incurs on behalf of the San Cristóbal mine. Under the terms of the Management Agreement, the Company receives the fee and any reimbursements net of Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as "Revenue from Services" in the statement of operations following the guidance of ASC 605 (see Note 5k). Also, pursuant to the Management Agreement, the Company earned a pro-rata annual incentive fee for 2009 of $1.125 million, which will not be paid until 2010 but which was included in revenue at December 31, 2009. The actual costs incurred for the reimbursed direct administrative expenses are reported as costs of services in the Company's statement of operations. Reimbursed Bolivian withholding taxes are reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, the Predecessor received a management fee of $0.45 million per month from San Cristóbal to cover certain costs incurred directly by the Predecessor.

        For the period March 25, 2009 through December 31, 2009 the Company recorded $10.6 million as revenue related to the Management Agreement, comprised of $8.2 million of fees, the $1.1 million annual incentive fee and $1.3 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $3.2 million to cost of services and $1.3 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement. In addition, during the period March 25, 2009 through December 31, 2009 the Company recorded $0.5 million of revenue and $0.5 million of cost of services related to services provided to other third parties.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

20. Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

			For the years ended December 31,
	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
			2008	2007
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(20,276)	$239,468	$(118,237)	$11,556
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	626	10,977	37,942	14,179
Amortization of deferred financing costs	—	—	4,266	1,999
Write off of deferred financing costs	—	—	11,724	—
Loss on auction rate securities	2,199	828	16,263	34,537
(Gain) loss on sale of investments	(467)	—	767	—
Accretion of asset retirement obligation	—	232	794	600
Amortization of premiums and discounts	—	37	(225)	(246)
(Gain) loss on derivative positions	—	36	(467,871)	(19,290)
Impairment of long lived assets	1,687	—	625,649	—
Impairment of inventories	—	—	52,547	—
Fair value of stock received for option payment	(168)	—	—	—
Gain on sale of assets	(261)	—	—	—
Gain on extingushment of debt	—	(248,165)	—	—
Gain on sale of interest in subsidiary	—	8,409	(64,471)	—
Minority interest in loss of consolidated subsidiary	—	—	(118,122)	(87,399)
Fresh start accounting adjustment	—	(9,122)	—	—
Stock compensation	1,666	2,920	3,699	2,765
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(1,275)	(11,893)	(4,204)	(3,111)
Decrease in accrued interest receivable	152	84	169	120
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	(1,031)	6,063	(3,596)	(2,136)
Port fees applied to Port of Mejillones note receivable	—	709	2,799	1,818
Increase in inventories	—	(12,000)	(70,841)	(91,462)
Increase in value added tax recoverable (net)	—	(11,696)	(61,819)	(41,169)
Increase in accrued interest payable net of amounts capitalized	—	11,496	18,311	6,212
Increase (decrease) in deferred revenue	—	(3,227)	3,227	—
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(6,149)	2,462	(7,354)	4,998
Increase in deferred leasehold payments	485	—	—	—
Increase in income taxes payable, net	(346)	(2,262)	(1,898)	—
Other increase (decrease)	(89)	795	927	—

Net cash used in operating activities	$(23,247)	$(13,849)	$(139,554)	$(166,029)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

20. Cash Flow Information (Continued)

        The following table details supplemental non-cash transactions:

			For the years ended December 31,
	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
			2008	2007
	(Succssessor)	(Predecessor)
	(in thousand except per share)
Capitalized stock based compensation costs	$—	$—	$—	$428
Depreciation expense capitalized	$—	$—	$—	$3,214
Debt and equity offering costs incurred	$—	$—	$—	$—
Initial measurement of asset retirement obligation	$—	$288	$1,380	$620
Equipment acquired through capital lease	$—	$—	$3,318	$46,924
Capitalized port facility lease	$—	$—	$—	$12,283

21. Commitments and Contingencies

        Leases—The Company has non-cancelable operating lease commitments as follows:

	2010	2011	2012	2013	2014
El Quevar mining concessions	$29,000	$29,000	$29,000	$29,000	$29,000
Corporate headquarters office space	$338,000	$388,000	$397,000	$405,000	$378,000
Purchase option agreements	$700,000	$1,400,000	$750,000	$—	$—

        The Company is required to make mining patent lease payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $29,000 for the year ended December 31, 2009.

        The lease for the corporate headquarters office space expires in November 2014. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $28,000 for the year ended December 31, 2009.

        The purchase option agreements are payments we are required to make to certain of the current El Quevar concession owners in order to retain title to the properties. Amounts shown only include the concessions held by Minera El Quevar, which include the Yaxtché zone, the main mineralized area of interest. Payments associated with other concessions at the El Quevar project are not included because the Company has not completed exploration work in these areas. Exploration success is historically low and the Company has the right to terminate the payments and release these concessions at any time.

        Other Contingencies—As previously disclosed, the Predecessor concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. The Predecessor contacted the Department of Justice ("DOJ") and SEC during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

21. Commitments and Contingencies (Continued)

Practices Act. Subsequently, the Predecessor and then the Company entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC's investigation. As a result, the Company reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, the Company, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting the Company from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Exchange Act. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval, negotiation of the terms of the settlement papers and approval by the Company's Board of Directors. The Company cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

        In August 2009, the DOJ informed the Company that it has closed its investigation based on, among other things, the Company's pending settlement with the Commission.

22. Royalty Income

        During 2004 the Predecessor sold the mineral rights on a portion of the Company's Platosa property in Mexico to Excellon Resources Inc. ("Excellon") and retained a 5% net smelter return ("NSR") royalty interest that decreases to a 2% NSR after the Company has received $4.0 million of royalty payments. During 2006 Excellon began mining on the royalty section of the property and produced and sold silver, zinc and lead. The Predecessor and the Company earned NSR royalties from Excellon of $0.4 million, $0.4 million and $1.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

        During the fourth quarter 2009 the Company sold its remaining interest in the Platosa property to Excellon for $2.0 million in cash and a retained 1% net smelter return royalty (see Note 10).

23. Foreign Currency

        The Company and the predecessor conducts operations primarily in South America and Mexico and gains and losses on foreign currency translation are related to those activities. The Company's and the Predecessor's functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

24. Fair Value of Financial Instruments

        At December 31, 2009 the Company's financial instruments consist of cash and cash equivalents, investments, receivables, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

        At December 31, 2008 the Predecessors financial instruments consisted of cash and cash equivalents, investments, receivables, VAT recoverable, accounts payable, other current liabilities, derivative positions and long-term debt. Except for the VAT, long-term investments and long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

24. Fair Value of Financial Instruments (Continued)

        The estimated fair values of the Predecessor's long-term financial instruments as measured on December 31, 2008 were as follows:

	December 31, 2008
	Carrying Amount	Fair Value
	(Predecessor) (in thousands)
Value added tax recoverable	$157,146	$153,924
Long-term investments	$5,487	$5,487
2.875% Convertible Senior Notes due 2024	$180,000	$11,250
4.00% Convertible Senior Notes due 2024	$109,987	$3,575
Project finance facility	$225,000	$202,500
Capital lease obligations	$47,856	$47,856
Port lease liability	$11,658	$11,658

        The fair value of the VAT recoverable is estimated based on the expected timing of future cash flows and the two-year treasury interest rate of 0.76%. The fair value of long-term investments is based upon quoted market prices except for auction rate securities as discussed in Note 6. The fair value of the Convertible Senior Notes is based on quoted market values. The fair value of the project finance facility is based on a market rate of interest and adjusted for the Company's non-performance risk. The fair value of capital lease obligations and the port lease liability have market rates of interest and the fair value is equal to the carrying value.

        Upon emergence from Chapter 11 reorganization and the Sale of the San Cristóbal mine, the Company has no rights or obligations associated with any of the financial instruments set forth in the table above, except for long-term investments (see Note 3).

25. Segment Information

        The Company's primary activity is the exploration and development of mineral properties. Substantially all of the Company's long-lived assets are related to the Company's exploration properties in South America and Mexico. The Company's other principle assets consist primarily of cash and investments. The Company's chief operating decision maker reviews the Company's consolidated financial information for purposes of allocating resources based on a single segment.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

26. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's and the Predecessor's quarterly results of operations for the years ended December 31, 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Successor) The Period March 25, through December 31, 2009	(in thousands except per share)
Loss from continuing operations	$(683)	$(6,491)	$(6,140)	$(6,962)
Loss attributable to the Company's shareholders	$(683)	$(6,491)	$(6,140)	$(6,962)
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Company's shareholders	$(0.23)	$(2.17)	$(2.06)	$(2.33)
Income (loss) attributable to the Company's shareholders	$(0.23)	$(2.17)	$(2.06)	$(2.33)
(Predecessor) The Period January 1, through March 24, 2009
Income from continuing operations	$243,621
Loss from discontinued operations	$(4,153)
(Income) attributable to noncontrolling interest	$(7,869)
Income attributable to the Predecessor's shareholders	$231,599
Net income (loss) per Ordinary Share—basic and diluted:
Income from continuing operations attributable to the Predecessor's shareholders	$4.13
Loss from discontinued operations attributable to the Predecessor's shareholders	$(0.20)
Income attributable to the Predecessor's shareholders	$3.93
The Year Ended December 31, 2008
Loss from continuing operations	$(12,077)	$(15,792)	$(18,838)	$(23,027)
Income (loss) from discontinued operations	$10,103	$256,157	$(481,112)	$48,227
(Income) loss attributable to noncontrolling interest	$27,694	$(62,824)	$168,172	$(14,920)
Income (loss) attributable to the Predecessor's shareholders	$25,720	$177,541	$(331,778)	$10,280
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Predecessor's shareholders	$(0.20)	$(0.27)	$(0.32)	$(0.39)
Income (loss) from discontinued operations attributable to the Predecessor's shareholders	$0.64	$3.28	$(5.31)	$0.56
Income (loss) attributable to the Predecessor's shareholders	$0.44	$3.01	$(5.63)	$0.17

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

26. Quarterly Results of Operations (Unaudited) (Continued)

        Income from continuing operations for the period January 1 through March 25, 2009 includes a $248.2 million gain on the extinguishment of debt related to the Predecessor's emergence from Chapter 11 reorganization.

        For the year ended December 31, 2008, the quarterly results have been reclassified to reflect discontinued operations and the retroactive application of ASC 810 to reflect amounts attributable to noncontrolling interest.

        Net income (loss) from discontinued operations for the first quarter 2008 includes a $27.8 million loss and the second quarter through fourth quarter of 2008 include, $223.5 million, $163.3 million and $109.0 million of gains on metals derivatives, respectively, primarily related to marking to market the Company's open derivative positions required by the project finance facility. Net income (loss) from discontinued operations for the third and fourth quarters also included impairment charges of $615.0 million and $10.6 million, respectively. In addition, net income (loss) from discontinued operations for the third and fourth quarters included inventory write downs of $34.4 million and $18.1 million, respectively.

27. Subsequent Events

Completion of public offering and private placement of common stock

        In March 2010, the Company closed a public offering of 3,652,234 shares of common stock, at a price per share of $8.50. Concurrent with the public offering, Sentient exercised its existing pre-emptive right and purchased in a private placement pursuant to Regulation S under the Securities Act an additional 905,065 shares of common stock at the public offering price of $8.50. The aggregate net proceeds from the sale of new shares in the public offering and the Sentient private placement was approximately $35.3 million, net of estimated offering expenses of approximately $1.1 million, the underwriting discount of approximately $2.1 million, and the placement agent commission of approximately $0.3 million.

Purchase of 35% interest in El Quevar joint venture

        During January 2010, the Company acquired Hochschild's 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of its common stock and warrants to acquire 300,000 shares of common stock exercisable for three years at an exercise price of $15.00 per share. With the completion of this transaction, the Company now owns 100% of Minera El Quevar S.A.

Private placement of the Company's common stock

        During January 2010, the Company completed a private placement of 844,694 shares of its common stock to two investment funds managed by The Sentient Group ("Sentient"), which includes 745,318 shares issued in the initial private placement plus an additional 99,376 shares issued upon exercise of Sentient's contractual pre-emptive right in order to maintain its 19.9% equity interest in the Company following completion of the Hochschild transaction. All shares issued to Sentient were sold at a purchase price of Cdn$7.06 per share, resulting in gross proceeds to the Company of $5.75 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

27. Subsequent Events (Continued)

Nonbinding agreement in principle to sell Paca Pulacayo property in Bolivia

        In late January 2010 the Company entered into a non-binding term sheet with ApogeeMinerals Ltd. ("Apogee") for the sale of the Company's Paca Pulacyo property in Bolivia for 5 million common shares of Apogee at closing and an additional 3 million common shares of Apogee and $0.5 million of cash to be paid 18 months following closing. The property is currently subject to a joint venture arrangement pursuant to which Apogee has the right to earn up to a 60% interest in the property. Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of the Company's board of directors, consents and approvals of third parties including governmental entities and the Toronto Stock Exchange, and other customary closing conditions. At December 31, 2009 the fair value of the Paca Pulacyo property was carried as assets held for sale on the accompanying consolidated balance sheets (see Note 10).