Form 10-Q
period 2010-03-31
Golden Minerals Co
filed 2010-05-04
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐

NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):   YES ☐   NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT:   YES ☒   NO ☐

AT MAY 3, 2010, 9,274,786 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2010	2009
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$40,618	$8,570
Investments (Note 4)	5,270	444
Trade receivables	90	1,460
Prepaid expenses and other assets (Note 5)	1,448	2,087
Total current assets	47,426	12,561
Property, plant and equipment, net (Note 6)	7,904	7,774
Assets held for sale (Note 6)	700	813
Prepaid expenses and other assets (Note 5)	502	552
Total assets	$56,532	$21,700

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 7)	$3,469	$2,428
Other current liabilities	63	63
Total current liabilities	3,532	2,491
Other long term liabilities	640	651
Total liabilities	4,172	3,142

Commitments and contingencies (Note 13)

Equity (Note 10)
Common stock, $.01 par value, 50,000,000 shares authorized; 9,040,608 and 3,238,615 shares issued and outstanding	90	32
Additional paid in capital	79,719	37,854
Accumulated deficit	(27,315)	(20,276)
Accumulated other comprehensive income (loss)	(134)	154
Parent company’s shareholder’s equity	52,360	17,764
Noncontrolling interest in subsidiaries (Note 11)	—	794
Total equity	52,360	18,558
Total liabilities and equity	$56,532	$21,700

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

		For The Period	For The Period
	Three Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands, except share data)
Revenue:
Management service fees (Note 12)	$3,173	$211	$1,350
Costs and expenses:
Costs of services (Note 12)	(1,617)	(80)	—
Exploration expense	(3,226)	(448)	(3,482)
El Quevar feasibility	(2,469)	—	—
Administrative expense	(2,296)	(352)	(4,779)
Stock based compensation	(522)	—	(2,717)
Depreciation, depletion and amortization	(109)	(9)	(102)
Total costs and expenses	(10,239)	(889)	(11,080)
Loss from operations	(7,066)	(678)	(9,730)
Other income and expenses:
Interest and other income	683	124	1,010
Royalty income	—	—	88
Interest and other expense	(126)	—	(345)
Gain (loss) on foreign currency	13	—	(13)
Gain on extingushment of debt	—	—	248,165
Loss on auction rate securities	—	—	(828)
Reorganization costs, net	—	(103)	(3,683)
Fresh start accounting adjustments	—	—	9,122
Total other income and expenses	570	21	253,516
Income (loss) from continuing operations before income taxes	(6,496)	(657)	243,786
Income taxes	(543)	(26)	(165)
Net income (loss) from continuing operations	(7,039)	(683)	243,621
Loss from discontinued operations	—	—	(4,153)
Net income (loss)	$(7,039)	$(683)	$239,468
Income attributable to noncontrolling interest	—	$—	$(7,869)
Net income (loss) attributable to the Successor/Predecessor shareholders	$(7,039)	$(683)	$231,599
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(288)	$—	$940
Comprehensive income (loss) attributable to Successor/Predecessor shareholders	$(7,327)	$(683)	$232,539

Net income (loss) per Common/Ordinary Share — basic

Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(1.57)	$(0.23)	$4.13
Loss from discontinued operations attributable to the Successor/Predecessor shareholders	—	—	(0.20)
Income (loss) attributable to the Successor/Predecessor shareholders	$(1.57)	$(0.23)	$3.93

Net income (loss) per Common/Ordinary Share — diluted
Loss from continuing operations attributable to the Successor/Predecessor shareholders	$(1.57)	$(0.23)	$(0.06)
Loss from discontinued operations attributable to the Successor/Predecessor shareholders	—	—	(0.17)
Loss attributable to the Successor/Predecessor shareholders	$(1.57)	$(0.23)	$(0.23)

Weighted average Common Stock/Ordinary Shares outstanding - basic	4,497,126	2,987,735	59,000,832
Weighted average Common Stock/Ordinary Shares outstanding - diluted	4,497,126	2,987,735	69,171,400

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

		For The Period	For The Period
	Three Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 14)	$(3,847)	$(1,247)	$(13,849)
Cash flows from investing activities:
Purchase of available for sale investments	(5,005)	—	(4,447)
Sale of available for sale investments	296	—	21,113
Released from restricted cash to collateralize credit facility, letters of credit and interest payments, net	—	—	5,732
Proceeds from sale of interest in subsidiary, net	—	—	25,225
Proceeds from sale of assets	125	—	—
Capitalized costs and acquisitions of property, plant and equipment	(127)	—	(4,580)
Net cash provided by (used in) investing activities	$(4,711)	$—	$43,043
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	40,606	—	—
Payments of notes payable and long term debt	—	—	(47,297)
Amounts drawn on DIP facility	—	—	6,500
Non-controlling interest contributions	—	—	3,500
Net cash (used in) provided by financing activities	$40,606	$—	$(37,297)
Net increase (decrease) in cash and cash equivalents	32,048	(1,247)	(8,103)
Cash and cash equivalents - beginning of period	8,570	25,620	33,723
Cash and cash equivalents - end of period	$40,618	$24,373	$25,620

See Note 14 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-in	Accumulated	income	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	(loss)	Interest	(Deficit)
	(in thousands except share data)
(Predecessor)
Balance, December 31, 2008	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	—	(389)
Elimination of Predecessor Noncontrolling Interest	—	—	—	—	—	(170,060)	(170,060)
Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—
(Successor)
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)
Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	790	—	—	(794)	—
Private placements, net	1,749,759	18	12,949	—	—	—	12,967
Public offering, net	3,652,234	36	27,604	—	—	—	27,640
Stock compensation accrued	—	—	522	—	—	—	522
Unrealized loss on marketable equity securities	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	(7,039)	—	—	(7,039)
Balance, March 31, 2010	9,040,608	$90	$79,719	$(27,315)	$(134)	$—	$52,360

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), so long as such omissions do not render the financial statements misleading.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the 2009 Annual Report on Form 10-K.

The Company is primarily engaged in the exploration and advancement of its portfolio of exploration properties in South America and Mexico and in providing operations management services to Sumitomo for the San Cristóbal mine.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to raise sufficient capital and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to continue to finance exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

Prior to its emergence from Chapter 11 and the sale of the San Cristóbal mine, Apex Silver Mines Limited (“ASML”) was the 65% owner and operator of the San Cristóbal silver and zinc mine in Bolivia.  Upon emergence from Chapter 11 reorganization on March 24, 2009, the Company became the successor to ASML for purposes of reporting under the U.S. federal securities laws.  References in this Form 10-Q to “Successor” refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11.  References to “Predecessor” refer to the accounts of ASML and its subsidiaries prior to March 25, 2009.

2.              Discontinued Operations

Results of operations of the San Cristóbal mine and related subsidiaries are presented as discontinued operations for the periods on the Consolidated Statements of Operations and Comprehensive Income (Loss) through March 24, 2009, the date the San Cristóbal mine and related subsidiaries were sold, including all direct financing related to the San Cristóbal mine.  Additionally, costs incurred for management service fees that were previously eliminated upon consolidation have not been eliminated and are reflected as a cost of service between the discontinued operations and the Company.

The results of discontinued operations for the period January 1, 2009 through March 24, 2009 are as follows (amounts in thousands):

For The Period
January 1, 2009
Through
March 24, 2009
(in thousands)
Revenue:
Sale of concentrates, net	$99,049
Costs and expenses:
Costs applicable to sales	(59,955)
Management fee	(1,350)
Asset retirement accretion expense	(232)
Foreign currency gain	1,960
Depreciation, depletion and amortization	(10,527)
Total costs and expenses	(70,104)
Income (loss) from operations	28,945
Other income and expenses:
Interest and other income	67
Interest expense and other borrowing costs	(22,233)
Total other income and expenses	(22,166)
Income before income taxes	6,779
Income taxes	(2,523)
Income before sale of interest in subsidiaries	4,256
Loss on sale of interest in subsidiaries	(8,409)
Loss from discontinued operations	$(4,153)

3.              Significant Accounting Policies

Recently Adopted Standards

On January 1, 2010 the Company adopted the Accounting Standards Codification (“ASC”) guidance for consolidation accounting which was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as an entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The Company currently has no VIEs.

Recently Issued Pronouncements

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (i) transfers in and out of level 1 and 2 fair value measurements and (ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity regarding the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. Refer to Note 8 for further details regarding the Company’s assets and liabilities measured at fair value.

4.              Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding 12 months, or highly liquid investments with maturities greater than 12 months that the Company intends to liquidate during the next 12 months for working capital needs.

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

The following tables summarize the Company’s investments at March 31, 2010 and December 31, 2009:

March 31, 2010	Cost	Estimated Fair Value	Carrying Value
		(in thousands)
Investments:
Short-term:
Available for sale
U. S. treasury securities	$5,005	$5,005	$5,005
Warrant to purchase common stock	124	64	64
Common stock	275	201	201
Total available for sale	5,404	5,270	5,270
Total short term	$5,404	$5,270	$5,270

December 31, 2009	Cost	Estimated Fair Value	Carrying Value
		(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$191	$444	$444
Total available for sale	191	444	444
Total short term	$191	$444	$444

Quoted market prices at March 31, 2010 and December 31, 2009 were used to determine the estimated fair values of the above investments except for the warrant to purchase common stock. The fair value of the warrant to purchase common stock was determined using a Black-Sholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant (see Note 8).

Credit Risk

Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and cash equivalents and investments, the Company’s maximum exposure to credit risk represents the carrying amount on the balance sheet. The Company attempts to mitigate credit risk for cash and cash equivalents and investments by placing its funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each financial institution, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better. The Company invests with financial institutions that maintain a net worth of not less than $1.0 billion and are members in good standing of the Securities Investor Protection Corporation.

5.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Prepaid insurance	$283	$306
Prepaid contractor fees and vendor advances	503	191
Deferred leasehold costs	283	329
Prepaid offering costs	—	576
Recoupable deposits and other	379	685
	$1,448	$2,087

March 31, 2010

The deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado.  Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers primarily at our El Quevar project in Argentina.

In addition, included in non-current assets is approximately $469,000 of prepaid insurance on which amortization will be recognized through 2015.

December 31, 2009

The deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado.  Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for exploration related services.  Prepaid offering costs are related to direct costs and fees associated with the then anticipated public offering of common stock that had not been completed at year-end 2009.  These costs were netted against the proceeds from the offering in the first quarter 2010.  Included in recoupable deposits and other is a $188,000 receivable related to the sale of certain investments which settled January 4, 2010 and a $152,000 recoupable deposit made to a firm providing legal services related to the reorganization that was returned to the Company during the first quarter 2010.

6.   Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Exploration properties	$4,230	$4,228
Royalty properties	1,207	1,207
Construction in progress	—	—
Buildings	619	383
Mining equipment and machinery	1,837	1,984
Other furniture and equipment	769	601
	8,662	8,403
Less: Accumulated depreciation	(758)	(629)
	7,904	7,774

Assets Held for Sale

The Company has obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. The $0.7 and $0.8 million carrying value of the property is reflected in assets held for sale in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively, per the guidance of ASC 360, “Property, Plant and Equipment”.  Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of our board of directors, consents and approvals of third parties including governmental entities and the TSX Venture Exchange, and other customary closing conditions.  The carrying value of the asset held for sale is adjusted at the end of each period per the guidance of ASC 360.  During the first quarter 2010 the Company recorded a negative adjustment of approximately $0.1 million to the carrying value of the property which is reflected in interest and other expense on the accompanying consolidated statements of operations.

7.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)

Accounts payable and accruals	$1,738	$1,863
Income taxes payable	19	22
Accrued employee compensation and benefits	1,045	543
Deferred revenue	667	—
	$3,469	$2,428

March 31, 2010

Accounts payable and accruals consist of $1.1 million related to our exploration and corporate administrative activities and $0.6 million related to amounts due to contractors and suppliers at our El Quevar project, respectively.

Accrued employee compensation and benefits consist of $0.5 million related to withholding taxes and benefits payable, $0.3 million related to bonuses payable and $0.2 million of accrued vacation payable.

Deferred revenue relates to fees collected under the Management Agreement for services not yet performed.

December 31, 2009

Accounts payable and accruals consist of $1.0 million related to our exploration and corporate administrative activities and $0.9 million related to amounts due to contractors and suppliers, respectively.

Accrued employee compensation and benefits consist $0.3 million related to withholding taxes and benefits payable and $0.2 million of accrued vacation payable.

8.             Fair Value Measurements

Effective January 1, 2008 the Company adopted ASC 820, “Fair Value Disclosure and Measurements”, for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at March 31, 2010, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$31,629	$—	$—	$31,629
Short-term available for sale securities	5,206	—	—	5,206
Warrant to purchase common stock	—	64	—	64
	$36,835	$64	$—	$36,899

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term available for sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stock and U.S. treasury securities, which have been valued using quoted prices in active markets.

The Company’s warrant to purchase common stock is classified within Level 2 of the fair value hierarchy. The fair value of the warrant to purchase common stock was determined using a Black-Sholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant.

9.             Income Taxes

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  The Company’s total unrecognized tax benefits, representing uncertain tax positions taken or expected to be taken on tax returns, were $1.4 million as of March 31, 2010 and December 31, 2009, which resulted in a reduction to the Company’s deferred tax assets as of March 31, 2010 and December 31, 2009.

For the quarter ending March 31, 2010, the Company incurred operating losses and recognized income tax of $0.5 million consisting of $0.4 million Bolivian withholding tax on management services provided in Bolivia, and $0.1 million for the reversal of the tax effects of other comprehensive income reported as of December 31, 2009.  Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.  The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009, also due to Bolivia, withholding tax on management services, and income tax of $2.5 million is included in discontinued operations for the same period in the accompanying consolidated statement of operations and comprehensive income (loss).

Following the sale of the San Cristóbal mine, the Company received the remaining assets of the Predecessor, which included investments in subsidiaries, some of which are disregarded for U.S. tax purposes.  The US tax basis of the assets received from the Predecessor is limited to the fair value placed on them for fresh start purposes.  A deferred tax liability of $0.5 million was recognized for fresh start purposes for assets whose fresh start value exceeded the tax basis.  Deferred tax liabilities were reduced to $0.2 million as of March 31, 2010, and December 31, 2009, as the result of the recognition of $0.3 million of deferred tax benefits resulting from losses incurred during the period March 25, 2009 through December 31, 2009.

10.   Equity

Issuance of common stock for mineral property interest

During January 2010 the Company acquired Hochschild Mining Group’s (“Hochschild”) 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of its common stock and a warrant to acquire 300,000 shares of its common stock exercisable for three years at an exercise price of $15.00 per share.  In accordance with ASC 810, “Consolidations”, the Company has reflected this transaction in equity with charges to common stock and additional paid in capital and the elimination of approximately $0.8 million of noncontrolling interest. No gain or loss was recognized on the transaction. With the completion of this transaction, the Company now owns or controls 100% of the concessions related to the El Quevar project.

Public offering and private placements of the Company’s common stock

During January 2010 the Company completed a private placement of 844,694 shares of its common stock to two investment funds managed by The Sentient Group (“Sentient”), which includes 745,318 shares issued in the initial private placement plus an additional 99,376 shares issued upon exercise of Sentient’s contractual pre-emptive right in order to maintain its 19.9% equity interest in the Company following completion of the Hochschild transaction. These shares were sold at a purchase price of Cdn$7.06 per share, resulting in net proceeds to the Company of approximately $5.5 million.

On March 24, 2010 the Company completed a public offering of 4,000,000 shares of common stock at an offering price of $8.50 per share. The Company sold 3,652,234 shares and a selling stockholder sold 347,766 shares.  Concurrent with the public offering, Sentient exercised its existing pre-emptive right and purchased in a private placement pursuant to Regulation S under the U.S. Securities Act of 1933 an additional 905,065 shares of common stock at the public offering price of $8.50 per share. The aggregate net proceeds to the Company from the sale of the shares in the public offering and the sale of the shares to Sentient was approximately $35.1 million after deducting underwriting discounts, commissions and expenses.

Equity Incentive Plans

In April 2009, the Company adopted the 2009 Equity Incentive Plan (the “Equity Plan”) pursuant to which awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.  The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2010 and changes during the quarter then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	230,000	$10.75
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2010	230,000	$10.75

The restricted share awards were granted in April 2009, vesting in two equal tranches on the first and second anniversaries of the grant date, provided that the officer or employee continues to be employed by or serve the Company through the applicable vesting date. For the period January 1, 2010 through March 31, 2010 the Company recognized approximately $0.4 million of compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense related to these awards of approximately $0.6 million over the next 12 months.

Also, pursuant to the Equity Plan, the Company’s board of directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan the non-employee directors have received a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The non-employee directors were granted a total of 25,000 RSUs, with a grant date of May

20, 2009. The RSUs vested on April 2, 2010. Each RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2010 and changes during the quarter then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	25,000	$10.92
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2010	25,000	$10.92

For the period January 1, 2010 through March 31, 2010 the Company recognized approximately $0.1 million of compensation expense related to the RSU grants.

During April 2010, additional awards were granted under the Equity Plan as discussed in Note 15.

11.   Noncontrolling Interest

On January 1, 2009 the Company adopted the provisions of ASC 810 related to noncontrolling interest, previously called a minority interest.  A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

At December 31, 2009 the major concessions at the Company’s El Quevar project were within a jointly owned subsidiary of which the Company held a 65% interest and Hochschild held the remaining 35%.  At December 31, 2009 Hochschild’s 35% interest was reflected in the consolidated balance sheets as a noncontrolling interest of $0.8 million and was included as a component of total equity.  In January 2010 the Company purchased Hochschild’s 35% interest in Minera El Quevar S.A. for stock and warrants (see Note 10).  As of March 31, 2010 the Company has no noncontrolling interests.

The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Successor’s and Predecessor’s shareholders:

		For The Period	For The Period
	Three Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)

Amounts attributable to Golden Minerals common stockholders and Predecessor’s ordinary shareholders:
Income (loss) from continuing operations	$(7,039)	$(683)	$243,621
Loss from discontinued operations	—	—	(12,022)
Net income (loss)	$(7,039)	$(683)	$231,599

12.   Revenue and Cost of Services

The Company entered into a Management Agreement with Sumitomo under which it provides certain management services with respect to the San Cristóbal mine. The Management Agreement provides for an annual fee of $11.4 million which includes approximately $5.4 million that constitutes reimbursement for direct administrative expenses the Company incurs on behalf of the San Cristóbal mine. Under the terms of the Management Agreement, the Company receives the fee and any reimbursements net of any Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as “Revenue from Services” in the statement of operations following the guidance of ASC 605, “Revenue Recognition” regarding “income statement characterization of reimbursements received for ‘out-of-

pocket’ expenses incurred” and “reporting revenue gross as a principal versus net as an agent”.  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses are reported as costs of services in the statement of operations. Reimbursed Bolivian withholding taxes are reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML.

For the quarter ended March 31, 2010 the Company recorded $3.2 million as revenue related to the Management Agreement, comprised of $2.8 million of fees and $0.4 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $1.6 million to cost of services and $0.4 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

13.   Commitments and Contingencies

As previously disclosed, the Predecessor concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. The Predecessor contacted the Department of Justice (“DOJ”) and SEC during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, the Predecessor and then the Company entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC’s investigation. As a result, the Company reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, the Company, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting the Company from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Securities Exchange Act of 1934. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval. The Company cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

In August 2009, the DOJ informed the Company that it has closed its investigation based on, among other things, the Company’s pending settlement with the Commission.

14.   Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

		For The Period	For The Period
	Three Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net (loss) income before noncontrolling interests	$(7,039)	$(683)	$239,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	109	9	10,977
Accretion of asset retirement obligation	—	—	232
Amortization of premiums and discounts	—	—	37
Mark-to-market loss on derivative positions	—	—	36
Gain on sale of marketable securities	(264)	—	—
Fair value of stock/warrants received for mineral rights	(231)	—	—
Gain on sale of assets, net	(123)	—	—
Loss on auction rate security investments	—	—	828
Income tax provission	91	—	—
Gain on extingushment of debt	—	—	(248,165)
Loss (gain) on sale of interest in subsidiary	—	—	8,409
Fresh start accounting adjustment	—	—	(9,122)
Stock compensation	522	—	2,920
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,369	—	(11,893)
(Increase) decrease in accrued interest receivable	—	(124)	84
Port fees applied to Port of Mejillones note receivable	—	—	709
Decrease in prepaid expenses and other assets	668	—	6,063
Increase in inventories	—	—	(12,000)
Increase in value added tax recoverable, net	—	—	(11,696)
Increase in accrued interest payable	—	—	11,496
Increase (decrease) in deferred revenue	667	—	(3,227)
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	374	(449)	2,462
Decrease in deferred taxes, net	—	—	(2,262)
Other increase	10	—	795
Net cash used in operating activities	$(3,847)	$(1,247)	$(13,849)

The following table sets forth supplemental cash flow information and non-cash transactions:

		For The Period	For The Period
	Three Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 24, 2009
	(Successor)		(Predecessor)
(in thousands)
Supplemental disclosure of non-cash transactions:
Initial measurement of asset retirement obligation	$—	$—	$288
Mineral rights acquired with common stock and warrants	$794	$—	$—

15.   Subsequent Events

Equity Incentive Grants

During April 2010, the Company agreed to grant to each of its non-employee directors an award valued at $50,000 pursuant to the Company’s Equity Plan, effective on the date of the Company’s 2010 annual meeting of stockholders, scheduled to occur on May 27, 2010. The awards granted will be a combination of restricted stock units and stock options (with the restricted stock units granted pursuant to the Company’s Deferred Compensation Plan), with 70% of the grant value to be awarded as restricted stock units and 30% awarded as stock options. The restricted stock units will vest after one year and the stock options will vest in three equal tranches on the first, second and third anniversary of the grant date. The number of restricted stock units and stock options granted will be determined on the grant date.

Effective April 12, 2010, the Company granted restricted common stock and stock options to certain of its executive officers and employees pursuant to the Company’s Equity Plan.  The restricted common stock and stock options vest in three equal tranches on the first, second and third anniversaries of the grant date, provided that the officer or employee continues to be employed by or serve the Company through the applicable vesting date. A total of 259,250 restricted shares were granted to the executive officers and employees and a total of 121,500 stock options were granted to the executive officers. The stock options permit the holder to acquire one share of common stock upon the exercise of each vested stock option at an exercise price of $8.00, the closing price of the Company’s common stock on the NYSE Amex on April 12, 2010. The stock options expire on April 12, 2020.

Auction Rate Securities Arbitration

On May 3, 2010, the Company filed a financial industry customer arbitration claim against Credit Suisse (USA) LLC with the Arbitration Board of the Financial Industry Regulatory Authority (FINRA), seeking to recover approximately $32 million and other damages resulting from losses realized on the sale of auction rate securities in the third quarter 2009.  The Company alleged in its Statement of Claim that Credit Suisse misrepresented or failed to disclose material facts to the Company regarding the risk of the securities.  As of the date of this filing, no case number has been assigned.  There can be no assurance that the Company’s claim will be successful or that the Company will recover any amount.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals Company (“Golden Minerals” or “we”) was incorporated in Delaware under the Delaware General Corporation Law in March 2009, and is the successor to Apex Silver Mines Limited (“ASML”) for purposes of reporting under U.S. federal securities laws.  References in this discussion and analysis to “Successor” refer to Golden Minerals and its subsidiaries on or after March 25, 2009, and references to “Predecessor” refer to ASML and its subsidiaries prior to March 25, 2009.

We are a mineral exploration and mining services company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

Our team of mining professionals also provides mine management services. We currently manage the San Cristóbal silver, zinc and lead mine in Bolivia for Sumitomo Corporation (“Sumitomo”).

Currently, our only sources of revenue are fees under our management services agreement with Sumitomo, royalty and interest income, and sales of non-core properties for cash. We incurred a net operating loss for the first quarter 2010 and expect to incur a net operating loss for the remainder of 2010 and future periods unless and until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

During the first quarter 2010 we focused our efforts primarily on raising additional capital, advancing our El Quevar project and managing the San Cristóbal mine for Sumitomo under the terms of the San Cristóbal Management Services Agreement (the “Management Agreement”). We have also continued to make progress in advancing the exploration of our portfolio of exploration properties. Significant events occurring during the first quarter 2010 are described below:

•                  On January 7, 2010, we completed a transaction with Hochschild Mining Group (“Hochschild”), pursuant to which we acquired Hochschild’s 35% interest in Minera El Quevar S.A., an Argentine company in which we held the other 65% interest.  We issued 400,000 shares of our common stock to Hochschild and a warrant to acquire an additional 300,000 shares of our common stock exercisable for three years at an exercise price of $15.00 per share.  With the completion of this transaction, we now own or control 100% of the concessions related to the El Quevar project.

•                  In January 2010, we sold to Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP, collectively referred to as “Sentient”, a total of 844,694 shares of our common stock, in a private placement at a price of Cdn$7.06 per share, resulting in net proceeds to us of approximately $5.5 million.  Following this transaction, Sentient held approximately 19.9% of our outstanding common stock, excluding restricted stock held by our employees.

•                  In March 2010, we closed a public offering of 4,000,000 shares of our common stock, of which 3,652,234 shares were sold by us and 347,766 shares were sold by a selling stockholder. All of the shares were sold at a price per share of $8.50.  Concurrent with the public offering, Sentient exercised its existing pre-emptive right and purchased in a private placement pursuant to Regulation S under the Securities Act an additional 905,065 shares of our common stock at the public offering price of $8.50, maintaining its 19.9% shareholding. The aggregate net proceeds to us from the public offering and the Sentient private placement was approximately $35.1 million, net of offering costs of approximately $1.3 million, the underwriting discount of approximately $2.1 million, and the placement agent commission of approximately $0.3 million.

•                  Our common stock commenced trading on the NYSE Amex LLC on March 19, 2010 under the ticker symbol “AUMN”.

•                  We completed additional drilling at El Quevar during the quarter, focused on extending and further defining the strike extensions of the high grade Yaxtché deposit and on providing infill drill intercepts in the west area to support and update resource estimations.  Through May 3, 2010 we have drilled a total of 205 holes totaling approximately 41,700 meters at El Quevar. Drilling results indicated that mineralization remains open up and down dip at the Yaxtché deposit and continues to the west beneath the post mineral volcanic cover.

•                  We completed approximately 5,900 meters of drilling on an initial 24 drill hole test of the Panuco silver-gold target, in the northern part of the Zacatecas district, resulting in intercepts of silver mineralization in epithermal veins.

•                  In January 2010, we reached a non-binding agreement in principle to sell to Apogee Minerals Ltd. our subsidiary that owns the Paca Pulacayo exploration property in Bolivia for 5 million common shares of Apogee at closing and an additional 3 million common shares of Apogee and $500,000 to be paid 18 months following closing. The property is currently subject to a joint venture arrangement pursuant to which Apogee has the right to earn up to a 60% interest in the property. Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of our board of directors, consents and approvals of third parties including governmental entities and the TSX Venture Exchange, and other customary closing conditions. During the first quarter 2010 and fourth quarter 2009 we recorded $0.1 and $1.7 million impairment charges, respectively, related to our Paca Pulacayo property to write down the property to its estimated current fair value of $0.7 million, net of estimated selling costs.

Results of Operations

For the results of continuing operations discussed below, we compare the first quarter 2010 results from continuing operations of the Successor to (i) results of the continuing operations of the Successor for the period from March 25, 2009 through March 31, 2009 and (ii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009. The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter 2009 are aggregated and presented as discontinued operations of the Predecessor for the 83-day period ended March 24, 2009.  The Successor has no discontinued operations to report.

Three Months Ended March 31, 2010

Continuing Operations

Management service fees. We recorded $3.2 million of management service fees for the first quarter 2010.  The management service fees are related to the Management Agreement and are comprised of $2.8 million of fees and $0.4 million for reimbursed withholding taxes. Management service fees for the first quarter 2009 were $1.6 million ($0.2 million and $1.4 million for the Successor and Predecessor, respectively). The $1.4 million 2009 predecessor amount was related to fees received by the Predecessor from a subsidiary included in discontinued operations.

Cost of services. We recorded $1.6 million of costs of services for the first quarter 2010. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.  Cost of services for the first quarter 2009 was $0.1 million ($0.1 million and $0.0 million for the Successor and Predecessor, respectively).

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.2 million for the first quarter 2010, as compared to $3.9 million for the first quarter 2009 ($0.4 million and $3.5 million for the Successor and Predecessor, respectively).  Exploration expenses for 2010 were incurred primarily in Argentina, and exclude amounts spent on the El Quevar project feasibility work, and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. Exploration expenses for 2009 were incurred primarily at the El Quevar project in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices.

El Quevar feasibility. During the first quarter 2010, we incurred $2.5 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift, drilling and engineering work.  Costs incurred for work performed outside of the high grade Yaxtché deposit at our El Quevar project are included in exploration discussed above. In addition to amounts expensed during the first quarter 2010, we purchased approximately $0.2 million of capitalized equipment and made advance payments to equipment manufacturers of approximately $0.5 million.  We did not incur any costs related to the El Quevar project feasibility work during the first quarter 2009.

Administrative and reorganization.  Administrative expenses were $2.3 million for the first quarter 2010 compared to $5.1 million for the first quarter 2009 ($0.4 million and $4.7 million for the Successor and Predecessor, respectively).  Administrative expenses for 2010, including public company costs, are primarily related to corporate activities in support of our El Quevar feasibility work, exploration programs and our management services for the San Cristóbal mine.  Administrative expenses for 2009 included public company costs and were primarily related to corporate activities in support of our operation of the San Cristóbal mine and exploration programs.  Reorganization expenses for the first quarter 2009 were $3.8 million ($0.1 million and $3.7 million for the Successor and Predecessor, respectively).  The reorganization expenses related to expenses for professional services incurred as a result of our bankruptcy filing and the sale of our interest in the San Cristóbal mine to Sumitomo during the first quarter 2009.  We incurred no reorganization expenses during the first quarter 2010.

Loss on Auction Rate Securities.  During the first quarter 2009 the Predecessor recorded a loss of $0.8 million related to auction rate securities (“ARS”) investments.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through third quarter 2009, at which point we sold all of our remaining ARS investments in a secondary market.  We did not hold any ARS investments during the first quarter 2010.

Interest and Other Income.  We recorded interest and other income of $0.7 million for the first quarter 2010 compared to $1.1 million for the first quarter 2009 ($0.1 million and $1.0 million for the Successor and Predecessor, respectively).  Interest and other income for the first quarter 2010 consisted primarily of $0.4 million of income from the sale of certain mineral rights and a $0.3 million gain on the sale of marketable securities. The first quarter 2009 amounts were primarily related to interest earned on the higher average cash and investment balances held during that period as compared to amounts held during the first quarter 2010.

Royalty Income.  During the first quarter 2010 we did not record any royalty income compared to $0.1 million for the first quarter 2009 ($0.0 million and $0.1 million for the Successor and Predecessor, respectively).  The royalty income is from Excellon’s Platosa mine in Mexico on which we retained a net smelter return royalty.

Interest and Other Expense.  During the first quarter 2010, we recorded other expense of $0.1 million for a fair market value adjustment of a mineral property held for sale at March 31, 2010.  During the first quarter 2010, we held no debt and consequently we recorded no interest expense for the period.  For the first quarter 2009, the Predecessor recorded interest and other expense in the amount of $0.3 million primarily for interest incurred on convertible notes cancelled in connection with our emergence from bankruptcy.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions were $0.5 and $0.2 for the first quarter 2010 and the first quarter 2009, respectively, and consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Discontinued Operations — San Cristóbal.

The $4.2 million loss from discontinued operations for the 83-day period ended March 24, 2009 was related to the San Cristóbal asset group that was sold on March 24, 2009 and includes an $8.4 million loss on the sale of the San Cristóbal asset group.  See Note 2 to the consolidated financial statements for details of the $4.2 million loss from discontinued operations.

Liquidity, Capital Resources and Going Concern

At March 31, 2010 our aggregate cash and short-term investments totaled $45.9 million, which included $40.6 million of cash and cash equivalents and $5.3 million of short term investments. Our cash and short-term investment balance is significantly higher than the $9.0 million in similar assets held at December 31, 2009 due to the receipt of (i) approximately $35.1 million in net proceeds received during March 2010 from the sale by us, at a price per share of $8.50, of 3,652,234 shares of our common stock in a public offering in the US and Canada and 905,065 shares of our common stock to Sentient in a private placement, (ii) net proceeds of approximately $5.5 million from the sale of 844,694 shares of our common stock in January 2010 in a separate private placement with Sentient, and (iii) $1.1 million in 2009 bonus payments earned under the Management Agreement, partially offset by $5.3 million spent during the quarter on exploration, El Quevar feasibility, management services, and general and administrative activities, including changes in working capital.

As a result of the proceeds received from the public offering and private placements, we plan to spend the following amounts during the last three quarters of 2010 pursuant to our long term business strategy:

•                  Up to $27.0 million to fund the completion of a feasibility study of the Yaxtché deposit at our El Quevar project, including the construction of an underground drift and related infrastructure in order to develop additional information regarding the deposit and detailed plant engineering;

•                  Approximately $6.5 million to fund targeted exploration on several of our exploration properties during 2010, including approximately $1.0 million to complete drilling programs at our Zacatecas project in Mexico; approximately $2.0 million for exploration activities at the Quevar Norte targets and other targets outside of the Yaxtché deposit at El Quevar; and approximately $2.5 million for early stage exploration on our Palca project in Peru and our Matehuapil and La Pinta projects in Mexico including initial drilling and bulk sampling;

•                  Approximately $3.0 million on other generative exploration activities and property holding costs related to our remaining portfolio of exploration properties conducted through our principal exploration offices located in South America;

•                  Depending on the success of the targeted exploration program and generative exploration activities noted above, we could spend additional amounts for early and advanced stage drilling programs on our current or new properties.

•                  Approximately $6.5 million on general and administrative costs.

We plan to fund the expenditures described above from our cash and investment balances at March 31, 2010 of $45.9 million and from approximately $4.5 million of net cash flow from our management services agreement with San Cristóbal, and approximately $1.0 million from royalties and other income through the remainder of 2010.

A significant portion of our expected 2010 cash inflows are payments to be received pursuant to the Management Agreement. The initial term of the Management Agreement has been extended until June 30, 2010 and thereafter may be terminated for any reason or no reason by us with twelve months’ prior notice or by Sumitomo with six months’ prior notice (or by Sumitomo with three months notice if Sumitomo has sold, directly or indirectly, more than 20% of the subsidiary that owns the mine). If terminated by Sumitomo, we would be entitled to a $1.0 million termination fee. We would not be required to pay a termination fee. Should Sumitomo terminate the Management Agreement on July 1, 2010, we will not receive cash flows from the Management Agreement subsequent to December 31, 2010, and we will be unable to rely on the Management Agreement as a source of funding for our business plans subsequent to that date.

If the El Quevar feasibility study is positive, we currently anticipate that at least an additional $65.0 to $85.0 million would be needed beyond 2010 to complete development and construction of an underground mine and processing facility at El Quevar. This is a preliminary estimate and the actual cost may vary significantly. There can be no assurance that we will be successful raising additional capital in the future on terms acceptable to us or at all. If we are unable to obtain additional capital during 2010 or 2011, the potential development of the El Quevar project may be delayed.

Significant Accounting Policies

See Part I, Item 1. Note 3 to the Unaudited Consolidated Financial Statements for recently adopted standards and new accounting standards.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•                     Our expectation that cash on hand and anticipated revenues and income will be sufficient to fund general and administrative costs and exploration expenses through 2010;

•                     Our planned spending on general and administrative and exploration costs and our expected cash receipts from interest and royalty income and from the San Cristóbal management services agreement;

•                     The anticipated timing and cost of the advancement of our El Quevar project, including the timing of completion of a feasibility study and projected costs to complete development and construction if the results of the feasibility study are positive;

•                     The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2010 on certain of our exploration properties.

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                        Results of future exploration at the El Quevar project;

•        Results of future exploration at our exploration portfolio properties;

•                        The economic viability of the El Quevar project;

•        Our ability to raise necessary capital to finance advancement of the El Quevar project;

•        Delay and increased costs associated with the El Quevar feasibility study;

•        Negative feasibility study results at the El Quevar project;

•        Changes in target drilling program expenses and priorities;

•                        Our ability to continue to retain key management and mining personnel necessary to successfully manage the San Cristóbal mine;

•                        Our ability to successfully manage the San Cristóbal mine on behalf of Sumitomo under the terms of the Management Agreement and our ability to successfully expand our mine services business, particularly if metals prices experience significant declines;

•        Possible termination of the Management Agreement and resulting revenue loss;

•                        Worldwide economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our exploration properties;

•                        Political and economic instability in Argentina, Chile, Mexico, Peru and other countries in which we conduct our business;

•        Political and economic instability in Bolivia and future actions of the Bolivian government with respect to nationalization of natural resources or other changes in the mining or taxation policies of the Bolivian government that may affect the management of the San Cristóbal mine;

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first quarter 2010, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Commodity Price Risk

One of our primary business activities is the exploration of properties containing silver, zinc, lead and other minerals,  As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties.  None of our properties is in production and we currently hold no commodity derivative positions.

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

ASML concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees of one of our South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. ASML contacted the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, ASML entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC’s investigation. As a result, we have reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, we, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting us from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Securities Exchange Act of 1934. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval.  We cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement.

In August 2009, the DOJ informed us that it has closed its investigation based on, among other things, the Company’s pending settlement with the SEC.

Item 1A.  Risk Factors.

Risk factors affecting the Company can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None, other than as previously reported in a Current Report on Form 8-K filed on January 13, 2010 and March 24, 2010.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.           Other Information

None.

Item 6.    Exhibits

10.1	Form of Non-Qualified Stock Option Award Agreement Pursuant to the 2009 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date: May 3, 2010	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: May 3, 2010	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer