Form 10-Q
period 2010-06-30
Golden Minerals Co
filed 2010-08-05
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

AT AUGUST  3, 2010, 9,274,786 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2010	2009
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$33,764	$8,570
Investments (Note 4)	6,065	444
Trade receivables	91	1,460
Prepaid expenses and other assets (Note 5)	1,969	2,087
Total current assets	41,889	12,561
Property, plant and equipment, net (Note 6)	9,343	7,774
Assets held for sale (Note 6)	538	813
Prepaid expenses and other assets (Note 5)	588	552
Total assets	$52,358	$21,700
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 7)	$2,357	$2,428
Other current liabilities	63	63
Total current liabilities	2,420	2,491
Other long term liabilities	626	651
Total liabilities	3,046	3,142

Commitments and contingencies (Note 13)
Equity (Note 10)
Common stock, $.01 par value, 50,000,000 shares authorized; 9,271,286 and 3,238,615 shares issued and outstanding	93	32
Additional paid in capital	80,225	37,854
Accumulated deficit	(30,945)	(20,276)
Accumulated other comprehensive income (loss)	(61)	154
Parent company’s shareholder’s equity	49,312	17,764
Noncontrolling interest in subsidiaries (Note 11)	—	794
Total equity	49,312	18,558
Total liabilities and equity	$52,358	$21,700

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

				For The Period	For The Period
	Three Months Ended		Six Months	March 25, 2009	January 1, 2009
	June 30		Ended	Through	Through
	2010	2009	June 30, 2010	June 30, 2009	March 24, 2009
	(Successor)				(Predecessor)
	(in thousands, except share data)
Revenue:
Management service fees (Note 12)	$7,945	$3,147	$11,118	$3,358	$1,350
Costs and expenses:
Costs of services (Note 12)	(918)	(1,004)	(2,535)	(1,084)	—
Exploration expense	(2,912)	(3,021)	(6,138)	(3,469)	(3,482)
El Quevar feasibility	(3,504)	—	(5,973)	—	—
Administrative expense	(2,131)	(2,980)	(4,427)	(3,336)	(4,779)
Stock based compensation	(778)	(609)	(1,300)	(609)	(2,717)
Depreciation, depletion and amortization	(335)	(143)	(444)	(152)	(102)
Total costs and expenses	(10,578)	(7,757)	(20,817)	(8,650)	(11,080)
Loss from operations	(2,633)	(4,610)	(9,699)	(5,292)	(9,730)
Other income and expenses:
Interest and other income	(8)	166	675	290	1,010
Royalty income	159	127	159	127	88
Interest and other expense	(153)	—	(279)	—	(345)
Loss on sale of asset	—	(180)	—	(180)	—
Gain (loss) on foreign currency	(1)	90	12	94	(13)
Gain on extingushment of debt	—	—	—	—	248,165
Loss on auction rate securities	—	(1,332)	—	(1,332)	(828)
Reorganization costs, net	—	(565)	—	(668)	(3,683)
Fresh start accounting adjustments	—	—	—	—	9,122
Total other income and expenses	(3)	(1,694)	567	(1,669)	253,516
Income (loss) from continuing operations before income (taxes) benefit	(2,636)	(6,304)	(9,132)	(6,961)	243,786
Income taxes	(994)	(187)	(1,537)	(213)	(165)
Net income (loss) from continuing operations	(3,630)	(6,491)	(10,669)	(7,174)	243,621
Income (loss) from discontinued operations	—	—	—	—	(4,153)
Net income (loss)	$(3,630)	$(6,491)	$(10,669)	$(7,174)	$239,468
Net (income) loss attributable to noncontrolling interest	—	$—	—	$—	$(7,869)
Net income (loss) attributable to the Successor/Predecessor shareholder’s	$(3,630)	$(6,491)	$(10,669)	$(7,174)	$231,599
Other comprehensive loss:
Unrealized gain (loss) on securities	73	826	(215)	$826	$940
Comprehensive income (loss) attributable to Successor/Predecessor shareholder’s	$(3,557)	$(5,665)	$(10,884)	$(6,348)	$232,539
Net income (loss) per Common/Ordinary Share — basic
Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(0.41)	$(2.17)	$(1.59)	$(2.40)	$4.13
Discontinued operations attributable to the Successor/Predecessor shareholders	—	—	—	—	(0.20)
Income (loss) attributable to the Successor/Predecessor shareholders	$(0.41)	$(2.17)	$(1.59)	$(2.40)	$3.93
Net income (loss) per Common/Ordinary Share — diluted
Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(0.41)	$(2.17)	$(1.59)	$(2.40)	$(0.06)
Discontinued operations attributable to the Successor/Predecessor shareholders	—	—	—	—	(0.17)
Income (loss) attributable to the Successor/Predecessor shareholders	$(0.41)	$(2.17)	$(1.59)	$(2.40)	$(0.23)
Weighted average Common Stock/Ordinary Shares outstanding - basic	8,900,648	2,987,735	6,711,052	2,987,735	59,000,832
Weighted average Common Stock/Ordinary Shares outstanding - diluted	8,900,648	2,987,735	6,711,052	2,987,735	69,171,400

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

		For The Period	For The Period
	Six Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	June 30, 2010	June 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 14)	$(8,098)	$(10,138)	$(13,849)
Cash flows from investing activities:
Purchase of available for sale investments	(6,003)	—	(4,447)
Sale of available for sale investments	376	—	21,113
Released from restricted cash to collateralize credit facility, letters of credit and interest payments, net	—	—	5,732
Proceeds from sale of interest in subsidiary, net	—	—	25,225
Proceeds from sale of assets	125	600	—
Capitalized costs and acquisitions of property, plant and equipment	(1,741)	(424)	(4,580)
Net cash provided by (used in) investing activities	$(7,243)	$176	$43,043
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	40,535	—	—
Payments of notes payable and long term debt	—	—	(47,297)
Amounts drawn on DIP facility	—	—	6,500
Non-controlling interest contributions	—	—	3,500
Net cash (used in) provided by financing activities	$40,535	$—	$(37,297)
Net increase (decrease) in cash and cash equivalents	25,194	(9,962)	(8,103)
Cash and cash equivalents - beginning of period	8,570	25,620	33,723
Cash and cash equivalents - end of period	$33,764	$15,658	$25,620

See Note 14 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-in	Accumulated	income	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	(loss)	Interest	(Deficit)
	(in thousands except share data)
(Predecessor)
Balance, December 31, 2008	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	—	(389)
Elimination of Predecessor Noncontrolling Interest	—	—	—	—	—	(170,060)	(170,060)
Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—
(Successor)
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired and retired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)
Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	790	—	—	(794)	—
Private placements, net	1,749,759	18	12,965	—	—	—	12,983
Public offering, net	3,652,234	36	27,516	—	—	—	27,552
Stock compensation accrued	255,750	3	1,297	—	—	—	1,300
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized loss on marketable equity securities	—	—	—	—	(215)	—	(215)
Net loss	—	—	—	(10,669)	—	—	(10,669)
Balance, June 30, 2010	9,271,286	$93	$80,225	$(30,945)	$(61)	$—	$49,312

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

The Company is primarily engaged in the exploration and advancement of its portfolio of exploration properties in South America and Mexico.  The Company ceased providing operations management services to Sumitomo Corporation for the San Cristóbal mine effective June 30, 2010.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to raise sufficient capital and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to continue to finance exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

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

The following tables summarize the Company’s investments at June 30, 2010 and December 31, 2009:

June 30, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
U. S. treasury securities	$6,003	$6,003	$6,003
Warrant to purchase common stock	124	62	62
Total available for sale	6,127	6,065	6,065
Total short term	$6,127	$6,065	$6,065

December 31, 2009	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$191	$444	$444
Total available for sale	191	444	444
Total short term	$191	$444	$444

Quoted market prices at June 30, 2010 and December 31, 2009 were used to determine the estimated fair values of the above investments except for the warrant to purchase common stock. The fair value of the warrant to purchase common stock was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant (see Note 8).

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

5.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Prepaid insurance	$347	$306
Prepaid contractor fees and vendor advances	636	191
Deferred leasehold costs	233	329
Prepaid offering costs	—	576
Royalty receivable	159	—
Recoupable deposits and other	594	685
	$1,969	$2,087

June 30, 2010

The deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado.  Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers primarily at the El Quevar project in Argentina. The royalty receivable is related to the Company’s retained royalty interest on the Platosa property in Mexico.

In addition, included in non-current assets is approximately $0.6 million of prepaid insurance on which amortization will be recognized through 2015.

December 31, 2009

The deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado.  Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for exploration related services.  Prepaid offering costs are related to direct costs and fees associated with the then anticipated public offering of common stock that had not been completed at year-end 2009.  These costs were netted against the proceeds from the offering in the first quarter 2010.  Included in recoupable deposits and other is a $0.2 million receivable related to the sale of certain investments which settled January 4, 2010 and a $0.2 million recoupable deposit made to a firm providing legal services related to the reorganization that was returned to the Company during the first quarter 2010.

6.   Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Exploration properties	$4,228	$4,228
Royalty properties	1,207	1,207
Buildings	724	383
Mining equipment and machinery	3,386	1,984
Other furniture and equipment	811	601
	10,356	8,403
Less: Accumulated depreciation	(1,013)	(629)
	9,343	7,774

Assets Held for Sale

The Company has obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. The $0.5 and $0.8 million carrying value of the property is reflected in assets held for sale in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.  Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of the Company’s board of directors, consents and approvals of third parties including governmental entities and the TSX Venture Exchange, and other customary closing conditions.  The carrying value of the asset held for sale is adjusted at the end of each period per the guidance of ASC 360, “Property, Plant and Equipment”.  During the first six months of 2010 the Company wrote down by approximately $0.3 million the carrying value of the property to its estimated sales price less selling costs, reflected in interest and other expense on the accompanying consolidated statements of operations.

7.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)

Accounts payable and accruals	$1,372	$1,863
Income taxes payable	3	22
Accrued employee compensation and benefits	932	543
Deferred revenue	50	—
	$2,357	$2,428

June 30, 2010

Accounts payable and accruals consist of $0.8 million related to exploration and corporate administrative activities and $0.6 million related to amounts due to contractors and suppliers at the El Quevar project, respectively.

Accrued employee compensation and benefits consist of $0.2 million related to withholding taxes and benefits payable, $0.6 million related to bonuses payable and $0.1 million of accrued vacation payable.

Deferred revenue relates to fees collected for services not yet performed.

December 31, 2009

Accounts payable and accruals consist of $1.0 million related to exploration and corporate administrative activities and $0.9 million related to amounts due to contractors and suppliers, respectively.

Accrued employee compensation and benefits consist of $0.3 million related to withholding taxes and benefits payable and $0.2 million of accrued vacation payable.

8.             Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Disclosure and Measurements”, for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at June 30, 2010, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$33,764	$—	$—	$33,764
Short-term available for sale securities	6,003	—	—	6,003
Warrant to purchase common stock	—	62	—	62
	$39,767	$62	$—	$39,829

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term available for sale securities are classified within Level 1 of the fair value hierarchy.  These securities are comprised of common stock and U.S. treasury securities, which have been valued using quoted prices in active markets.

The Company’s warrant to purchase common stock is classified within Level 2 of the fair value hierarchy. The fair value of the warrant to purchase common stock was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant.

9.             Income Taxes

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  The Company’s total unrecognized tax benefits, representing uncertain tax positions taken or expected to be taken on tax returns, were $1.4 million as of June 30, 2010 and December 31, 2009, which resulted in a reduction to the Company’s deferred tax assets as of June 30, 2010 and December 31, 2009.

For the six months ended June 30, 2010, the Company incurred operating losses and recognized income tax of $1.5 million consisting of $1.4 million Bolivian withholding tax on management services provided in Bolivia, and $0.1 million for the reversal of the tax effects of other comprehensive income reported as of December 31, 2009.  Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.  For the period March 25, 2009 to June 30, 2009, the Company recognized tax expense due to Bolivia withholding tax on management services.  The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009, also due to Bolivia withholding tax on management services, and income tax of $2.5 million is included in discontinued operations for the same period.

Deferred tax liabilities of $0.2 million exist as of June 30, 2010 and December 31, 2009, related to mineral properties owned by certain disregarded subsidiaries of the Company whose book basis exceed the respective US tax basis.  The deferred tax liabilities are found within the other long-term liabilities account in the balance sheet.

The Company believes it has had a change of ownership for purposes of I.R.C. section 382 (“Sec. 382”), effective March 19, 2010, due in part to its initial public offering during the year and issuance of new shares as a result of such offering. Sec. 382 establishes limits on the usage of US net operating losses generated by a company prior to a 50% change of shareholder ownership during a cumulative 3 year period.  The Company has made a preliminary calculation of the loss limitation resulting from the change of ownership and has determined that such limitation did not result in the recognition of taxable income for the six months ended June 30, 2010.

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

On March 24, 2010 the Company completed a public offering of 4,000,000 shares of common stock at an offering price of $8.50 per share. The Company sold 3,652,234 shares and a selling stockholder sold 347,766 shares.  Concurrent with the public offering, Sentient exercised its existing pre-emptive right and purchased in a private placement pursuant to Regulation S under the U.S. Securities Act of 1933 an additional 905,065 shares of common stock at the public offering price of $8.50 per share. The aggregate net proceeds to the Company from the sale of the shares in the public offering and the sale of the shares to Sentient was approximately $35.0 million after deducting underwriting discounts, commissions and expenses.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2010 and changes during the six months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	230,000	$10.75
Granted during the period	259,750	8.00
Restrictions lifted during the period	(134,000)	10.52
Forfeited during the period	(4,000)	8.73
Outstanding at June 30, 2010	351,750	$8.83

One third of the restricted stock granted during the period will vest on each of the first, second and third anniversaries of the grant date, provided the officer or employee is still employed by the Company at that time.  Included in the shares for which the restrictions lifted during the period were 24,000 shares for which the lifting of the restriction was accelerated related to severance benefits for five terminated employees.  For the period January 1, 2010 through June 30, 2010 the Company recognized approximately $1.0 million of compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense related to these awards of approximately $2.0 million over the next 3 years.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2010 and changes during the six months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	—	$—
Granted during period	136,810	8.01
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2010	136,810	8.01
Exercisable at end of period	—	—
Granted and expected to vest	131,693	8.01

One third of the options granted during the period will vest on each of the first, second and third anniversaries of the grant, provided the officer, director or employee continues to serve the Company at that time.  For the period January 1, 2010 through June 30, 2010 the Company recognized approximately $0.1 million of compensation expense related to the option grants and the Company expects to recognize additional compensation expense related to these awards of approximately $0.5 million over the next 3 years.

Also, pursuant to the Equity Plan, the Company’s board of directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan the non-employee directors receive a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The RSUs vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2010 and changes during the six months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	25,000	$10.92
Granted during the period	21,555	8.12
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2010	46,555	$9.62

For the period January 1, 2010 through June 30, 2010 the Company recognized approximately $0.1 million of compensation expense related to the RSU grants and expects to recognize additional compensation expense related to these RSUs of approximately $0.1 million over the next year.

11.   Noncontrolling Interest

On January 1, 2009 the Company adopted certain provisions of ASC 810 related to the presentation of noncontrolling interest, previously called a minority interest.  A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

At December 31, 2009 the major concessions at the Company’s El Quevar project were within a jointly owned subsidiary of which the Company held a 65% interest and Hochschild held the remaining 35%.  At December 31, 2009 Hochschild’s 35% interest was reflected in the consolidated balance sheets as a noncontrolling interest of $0.8 million and was included as a component of total equity.  In January 2010 the Company purchased Hochschild’s 35% interest in Minera El Quevar S.A. for stock and warrants (see Note 10).  As of June 30, 2010 the Company has no noncontrolling interests.

The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Successor’s and Predecessor’s shareholders:

		For The Period	For The Period
	Six Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	June 30, 2010	June 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)

Amounts attributable to Golden Minerals common stockholders and Predecessor’s ordinary shareholders:
Income (loss) from continuing operations	$(10,669)	$(7,174)	$243,621
Loss from discontinued operations	—	—	(12,022)
Net income (loss)	$(10,669)	$(7,174)	$231,599

12.   Revenue and Cost of Services

The Company was party to a Management Agreement with Sumitomo under which it provided certain management services with respect to the San Cristóbal mine. The Management Agreement terminated effective June 30, 2010 as discussed below. The Management Agreement provided for an annual fee of $11.4 million which included approximately $5.4 million that constituted reimbursement for direct administrative expenses the Company incurs on behalf of the San Cristóbal mine. Under the terms of the Management Agreement, the Company received the fee and any reimbursements net of any Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as Revenue from Services in the statement of operations following the guidance of ASC 605, “Revenue Recognition” regarding “income statement characterization of reimbursements received for out-of-pocket expenses incurred” and “reporting revenue gross as a principal versus net as an agent”.  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses are reported as costs of services in the statement of operations. Reimbursed Bolivian withholding taxes are reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML.

For the six months ended June 30, 2010 the Company recorded $6.2 million as revenue related to the Management Agreement, comprised of $5.4 million of fees and $0.8 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $2.5 million to cost of services and $0.8 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

The Company and Sumitomo agreed to terminate the Management Agreement effective June 30, 2010, six months earlier than provided by the terms of the agreement.  As a result of the termination the Company received a $4.3 million termination fee comprised of $2.8 million in lieu of the performance of services by the Company for the final two quarters of 2010 and waiver of Sumitomo’s 6-month notice requirement, $1.0 million for a termination payment (as provided in the Management Agreement) and approximately $0.5 million for a performance bonus for the first two quarters of 2010.  The termination fee proceeds were partially offset by the return of prepaid administration fees for services not performed through June 30, 2010 of approximately $1.1 million resulting in a net payment from Sumitomo of $3.2 million received on June 30, 2010. As a result of the termination we recognized additional revenue of $4.9 million for the quarter ended June 30, 2010 comprised of the $4.3 million of termination fees as discussed above and $0.6 million for reimbursed withholding taxes.

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

14.   Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

		For The Period	For The Period
	Six Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	June 30, 2010	June 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net (loss) income before noncontrolling interests	$(10,669)	$(7,174)	$239,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	444	152	10,977
Accretion of asset retirement obligation	—	—	232
Amortization of premiums and discounts	—	—	37
Mark-to-market loss on derivative positions	—	—	36
Gain on sale of marketable securities	(131)	—	—
Fair value of stock/warrants received for mineral rights	(231)	—	—
Loss (gain) on sale of assets, net	(123)	180	—
Loss on auction rate security investments	—	1,332	828
Income tax provision	91	—	—
Gain on extingushment of debt	—	—	(248,165)
Loss (gain) on sale of interest in subsidiary	—	—	8,409
Fresh start accounting adjustment	—	—	(9,122)
Treasury shares acquired and retired	(197)	—	—
Stock compensation	1,300	609	2,920
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,369	(98)	(11,893)
(Increase) decrease in accrued interest receivable	—	126	84
Port fees applied to Port of Mejillones note receivable	—	—	709
(Increase) decrease in prepaid expenses and other assets	146	(427)	6,063
Increase in inventories	—	—	(12,000)
Increase in value added tax recoverable, net	—	—	(11,696)
Increase in accrued interest payable	—	—	11,496
Increase (decrease) in deferred revenue	—	—	(3,227)
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(121)	(5,017)	2,462
Increase in deferred leasehold payments	—	369	—
Decrease in deferred taxes, net	—	(193)	(2,262)
Other increase	24	3	795
Net cash used in operating activities	$(8,098)	$(10,138)	$(13,849)

The following table sets forth supplemental cash flow information and non-cash transactions:

		For The Period	For The Period
	Six Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	June 30, 2010	June 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
(in thousands)
Supplemental disclosure of non-cash transactions:
Initial measurement of asset retirement obligation	$—	$—	$288
Mineral rights acquired with common stock and warrants	$794	$—	$—

15.   Subsequent Events

Registration Statement Filed

On July 26, 2010 the Company filed with the Securities and Exchange Commission a universal shelf registration statement on Form S-3.  Once declared effective by the SEC, the registration statement will allow the Company to issue up to $150 million of securities as described in the Prospectus.

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

We are a mineral exploration company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

During the six months ended June 30, 2010, our only sources of income have been fees under our management services agreement with Sumitomo, recorded as revenue, royalty and interest income, and sales of non-core properties. The management services agreement with Sumitomo was terminated effective June 30, 2010 as discussed below.  We incurred a net operating loss during the first six months of 2010 and expect to incur a net operating loss for the remainder of 2010 and future periods unless and until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

During the second quarter and first six months of 2010 we focused our efforts primarily on raising additional capital, advancing our El Quevar project and managing the San Cristóbal mine for Sumitomo under the terms of the San Cristóbal Management Services Agreement (the “Management Agreement”). We have also continued to make progress in advancing the exploration of our portfolio of exploration properties. Significant events occurring during the first six months of 2010 are described below:

•      On January 7, 2010, we completed a transaction with Hochschild Mining Group (“Hochschild”), pursuant to which we acquired Hochschild’s 35% interest in Minera El Quevar S.A., an Argentine company in which we held the other 65% interest.  We issued 400,000 shares of our common stock to Hochschild and a warrant to acquire an additional 300,000 shares of our common stock exercisable for three years at an exercise price of $15.00 per share. With the completion of this transaction we now own or control 100% of the concessions related to the El Quevar Project.

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

•      In March 2010, we closed a public offering of 4,000,000 shares of our common stock, of which 3,652,234 shares were sold by us and 347,766 shares were sold by a selling stockholder. All of the shares were sold at a price per share of $8.50.  Concurrent with the public offering, Sentient exercised its existing pre-emptive right and purchased in a private placement pursuant to Regulation S under the Securities Act an additional 905,065 shares of our common stock at the public offering price of $8.50, maintaining its 19.9% shareholding. The aggregate net proceeds to us from the public offering and the Sentient private placement was approximately $35.0 million, net of offering costs of approximately $1.3 million, the underwriting discount of approximately $2.1 million, and the placement agent commission of approximately $0.3 million.

•      Our common stock commenced trading on the NYSE Amex LLC on March 19, 2010 under the ticker symbol “AUMN”.

•                  During the six months ended June 30, 2010 we continued to drill at El Quevar, focusing on extending and further defining the strike extensions of the high grade Yaxtché deposit and on providing infill drill intercepts in the west area to support and update resource estimations.  Through August 4, 2010 we have drilled a total of 242 holes totaling approximately 50,000 meters at El Quevar. Drilling results indicated that mineralization remains open up and down dip at the Yaxtché deposit and continues to the west beneath the post mineral volcanic cover.  During the second quarter we commenced construction of a production quality underground development drift with the intention of accessing the Yaxtché deposit from underground as part of the work for the feasibility study expected to be completed by year end 2010.

•                  We completed approximately 5,900 meters of drilling on an initial 24 drill hole test of the Panuco silver-gold target, in the northern part of the Zacatecas district, resulting in intercepts of silver mineralization in epithermal veins. We completed an initial drill test consisting of approximately 3,000 meters in nine holes at the San Pedro de Hercules target in the southern part of the Zacatecas district, Mexico and were successful in intercepting veins and mineralized zones containing variable amounts of silver, gold and base metals.  We also completed approximately 3,000 meters of drilling in twenty holes at our Palca project in southern Peru, where we intersected silver and base metal mineralization in five different veins.

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

•                  Effective June 30, 2010, we and Sumitomo Corporation agreed to terminate the Management Agreement, six months earlier than provided by the terms of the agreement.  As a result of the termination we received a $4.3 million termination fee comprised of $2.8 million in lieu of the performance of services by Golden Minerals for the final two quarters of 2010 and waiver of Sumitomo’s 6-month notice requirement, $1.0 million for a termination payment (as provided in the Management Agreement) and approximately $0.5 million for a performance bonus for the first two quarters of 2010.  The termination fee proceeds were partially offset by the return of prepaid administration fees for services not performed through June 30, 2010 of approximately $1.1 million resulting in a net payment from Sumitomo of $3.2 million received on June 30, 2010. As a result of the termination we recognized additional revenue of $4.9 million for the quarter ended June 30, 2010 comprised of the $4.3 million termination fee as discussed above and $0.6 million for reimbursed withholding taxes.

•                  On July 26, 2010 we filed with the Securities and Exchange Commission a universal shelf registration statement on Form S-3.  Once declared effective by the SEC, the registration statement will allow us to issue up to $150 million of securities as described in the Prospectus.

Results of Operations

For the results of continuing operations discussed below, we compare the results from continuing operations of the Successor for the three month period ended June 30, 2010 to the results from continuing operations for the three month period ended June 30, 2009.  We also compare the results from continuing operations for the six month period ended June 30, 2010 of the Successor to (i) results of the continuing operations of the Successor for the period from March 25, 2009 through June 30, 2009 and (ii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009. The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter 2009 are aggregated and presented as discontinued operations of the Predecessor for the 83-day period ended March 24, 2009.  The Successor has no discontinued operations to report.

Three Months Ended June 30, 2010

Continuing Operations

Management service fees. We recorded $7.9 million of management service fees for the second quarter 2010 related to the Management Agreement.  The management service fees are comprised of $2.6 million of fees, a $4.3 million early termination payment, as discussed above, and $1.0 million for reimbursed withholding taxes. Management service fees for the second quarter 2009 were $3.1 million all related to the Management Agreement and are comprised of $2.7 million of fees and $0.4 million for reimbursed withholding taxes.

Cost of services. We recorded $0.9 million of costs of services for the second quarter 2010. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.  Cost of services for the second quarter 2009 was $1.0 million comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $2.9 million for the second quarter 2010, as compared to $3.0 million for the second quarter 2009.  Exploration expenses for 2010 were incurred primarily on drilling programs in Argentina, and exclude amounts spent on the El Quevar project feasibility work, and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. Exploration expenses for 2009 were incurred primarily at the El Quevar project in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices.

El Quevar feasibility. During the second quarter 2010, we incurred $3.5 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift, drilling and engineering work.  Costs incurred for work performed outside of the high grade Yaxtché deposit at our El Quevar project are included in exploration expense discussed above. In addition to amounts expensed during the second quarter 2010, we purchased approximately $1.6 million of mining equipment and had outstanding approximately $0.7 million of advance payments to equipment manufacturers at June 30, 2010.  We did not incur any costs related to the El Quevar project feasibility work during the second quarter 2009.

Administrative.  Administrative expenses were $2.1 million for the second quarter 2010 compared to $3.0 million for the second quarter 2009.  Administrative expenses were primarily related to public company costs, corporate activities in support of our El Quevar feasibility work, exploration programs and our management services for the San Cristóbal mine.  The reduction in the second quarter 2010 administrative expenses as compared to administrative expenses for the same period of 2009 is primarily related to the reduction of staff and office lease costs in 2009 following our emergence from reorganization.

Loss on Auction Rate Securities.  During the second quarter 2009 we recorded a loss of $1.3 million related to auction rate securities (“ARS”) investments.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through third quarter 2009, at which point we sold all of our remaining ARS investments in a secondary market.  We did not hold any ARS investments during the second quarter 2010.

Interest and Other Income.  We recorded nominal interest and other income for the second quarter 2010 compared to $0.2 million for the second quarter 2009.  The higher second quarter 2009 amount was primarily related to higher available interest rates as compared to interest rates available during the second quarter 2010.

Royalty Income.  During the second quarter 2010 we recorded $0.2 million of royalty income compared to $0.1 million for the second quarter 2009.  The royalty income is from Excellon’s Platosa mine in Mexico on which we retained a net smelter return royalty.

Interest and Other Expense.  During the second quarter 2010, we recorded other expense of $0.2 million for a fair market value adjustment of the Paca Pulacayo property held for sale at June 30, 2010.  During the second quarters 2010 and 2009, we held no debt and consequently we recorded no interest expense during those periods.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions were $1.0 and $0.2 for the second quarter 2010 and the second quarter 2009, respectively, and consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Six Months Ended June 30, 2010

Continuing Operations

Management service fees. We recorded $11.1 million of management service fees for the first six months of 2010.  The management service fees are comprised of $5.4 million of fees, a $4.3 million early termination payment, as discussed above, and $1.4 million for reimbursed withholding taxes.  Management service fees for the first six months of 2009 were $4.7 million ($3.4 million and $1.3 million for the Successor and Predecessor, respectively). The Successor’s $3.4 million comprised of $3.0 million of fees and $0.4 million of reimbursed withholding taxes. The $1.3 million 2009 Predecessor amount was related to fees received by the Predecessor from a subsidiary included in discontinued operations.

Cost of services. We recorded $2.5 million of costs of services for the first six months of 2010. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.  Cost of services for the first six months of 2009 was $1.1 million ($1.1 million and $0.0 million for the Successor and Predecessor, respectively).

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $6.1 million for the first six months of 2010, as compared to $7.0 million for the first six months of 2009 ($3.5 million and $3.5 million for the Successor and Predecessor, respectively).  Exploration expenses for 2010 were incurred primarily in Argentina, and exclude amounts spent on the El Quevar project feasibility work, and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. Exploration expenses for 2009 were incurred primarily at the El Quevar project in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices.

El Quevar feasibility. During the first six months of 2010, we incurred $6.0 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift, drilling and engineering work.  Costs incurred for work performed outside of the high grade Yaxtché deposit at our El Quevar project are included in exploration discussed above. In addition to amounts expensed during the first six months of 2010, we purchased approximately $1.8 million of mining equipment and had outstanding approximately $0.7 million of advance payments to equipment manufacturers at June 30, 2010.  We did not incur any costs related to the El Quevar project feasibility work during the first six months of 2009.

Administrative and reorganization.  Administrative expenses were $4.4 million for the first six months of 2010 compared to $8.1 million for the first six months of 2009 ($3.3 million and $4.8 million for the Successor and Predecessor, respectively).  Administrative expenses for 2010 were primarily related to public company costs, corporate activities in support of our El Quevar feasibility work, exploration programs and our management services for the San Cristóbal mine.  Administrative expenses for 2009 included public company costs and were primarily related to corporate activities in support of our operation of the San Cristóbal mine and exploration programs.  Reorganization expenses for the first six months of 2009 were $4.4 million ($0.7 million and $3.7 million for the Successor and Predecessor, respectively).  The reorganization expenses related to expenses for professional services incurred as a result of our bankruptcy filing and the sale of our interest in the San Cristóbal mine to Sumitomo during the first quarter 2009.  We incurred no reorganization expenses during the first six months of 2010.

Loss on Auction Rate Securities.  During the first six months of 2009 the Predecessor recorded a loss of $2.2 million ($1.4 million and $0.8 million for the Successor and Predecessor, respectively) related to auction rate securities (“ARS”) investments.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through third quarter 2009, at which point we sold all of our remaining ARS investments in a secondary market.  We did not hold any ARS investments during the first six months of 2010.

Interest and Other Income.  We recorded interest and other income of $0.7 million for the first six months of 2010 compared to $1.3 million for the first six months of 2009 ($0.3 million and $1.0 million for the Successor and Predecessor, respectively).  Interest and other income for the first six months of 2010 consisted primarily of $0.4 million of income from the sale of certain mineral rights and a $0.3 million gain on the sale of marketable securities. The first six months of 2009 amounts were primarily related to interest earned on the higher average cash and investment balances held during that period as compared to amounts held during the first quarter 2010.

Royalty Income.  During the first six months of 2010, we recorded $0.2 million of royalty income compared to $0.2 million for the first six months of 2009 ($0.1 million and $0.1 million for the Successor and Predecessor, respectively).  The royalty income is from Excellon’s Platosa mine in Mexico on which we retained a net smelter return royalty.

Interest and Other Expense.  During the first six months of 2010, we recorded other expense of $0.3 million for a fair market value adjustment of the Paca Pulacayo property held for sale at June 30, 2010.  During the first six months of 2010, we held no debt and consequently we recorded no interest expense for the period.  For the first six months of 2009, the Predecessor recorded interest and other expense in the amount of $0.3 million primarily for interest incurred on convertible notes cancelled in connection with our emergence from bankruptcy.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions were $1.5 and $0.4 for the first six months of 2010 and the first six months of 2009 ($0.2 million and $0.2 million for the Successor and Predecessor, respectively), and consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

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

Liquidity, Capital Resources and Going Concern

At June 30, 2010 our aggregate cash and short-term investments totaled $39.8 million, which included $33.8 million of cash and cash equivalents and $6.0 million of short term investments. Our cash and short-term investment balance is significantly higher than the $9.0 million in similar assets held at December 31, 2009 due to the receipt of (i) approximately $40.5 million in net proceeds received during the first quarter from the issuance of our common stock in a public offering and two separate private placements to Sentient,  (ii) $1.1 million in 2009 bonus payments earned under the Management Agreement, (iii) $5.4 million of management services fees, and (iv) $3.2 million from the termination of the Management Agreement with Sumitomo, offset by $19.4 million spent during the six months ended June 30, 2010 primarily on exploration, the El Quevar feasibility study, management services provided under the Management Agreement, and general and administrative activities, including changes in working capital.

We plan to spend the following amounts during the remaining six months of 2010 pursuant to our long term business strategy:

•      up to $19.0 million to fund the completion of a feasibility study of the Yaxtché deposit at our El Quevar project, including the construction of an underground drift and related infrastructure in order to develop additional information regarding the deposit and detailed plant engineering;

•      approximately $4.0 million to fund targeted exploration activities on several of our properties during 2010, including completion of drilling programs at our Zacatecas project in Mexico, further drilling of targets at Quevar Norte and other locations outside of the Yaxtché deposit at El Quevar, and continuation of early stage exploration on our Palca project in Peru and our Matehuapil and La Pinta projects in Mexico including initial drilling and bulk sampling;

•      approximately $2.0 million on other generative exploration activities and property holding costs related to our remaining portfolio of exploration properties conducted through our principal exploration offices located in South America;

•      depending on the success of the targeted exploration program and generative exploration activities noted above, we could spend additional amounts for early and advanced stage drilling programs on our current or new properties; and

•      approximately $3.5 million on general and administrative costs.

We plan to fund the expenditures described above from our cash and investment balances at June 30, 2010 of $39.8 million and from approximately $0.5 million from royalties and other income through the remainder of 2010.  Based on these projections we would end the year 2010 with a cash and investments balance of approximately $12.0 million.  If the El Quevar feasibility study is positive, we currently anticipate that at least an additional $65.0 to $85.0 million would be needed beyond 2010 to complete development and construction of an underground mine and processing facility at El Quevar. This is a preliminary estimate and the actual cost may vary significantly.  To fund the El Quevar project and other exploration drilling programs beyond 2010 we will have to raise additional capital.   There can be no assurance that we will be successful raising additional capital in the future on terms acceptable to us or at all. If we are unable to obtain additional capital during 2010 or 2011, the potential development of the El Quevar project will be delayed following the completion of the feasibility study and we will have to significantly reduce spending on other exploration projects to preserve cash.

Significant Accounting Policies

See Note 3 to the Unaudited Consolidated Financial Statements for recently adopted standards and new accounting standards.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•                     Our expectation that cash on hand and anticipated revenues and income will be sufficient to fund general and administrative costs and exploration expenses through 2010;

•                     Our planned spending on general and administrative and exploration costs and our expected cash receipts from interest and royalty income;

•                     The anticipated timing and cost of the advancement of our El Quevar project, including the timing of the completion of a feasibility study and projected costs to complete the development and construction if the results of the feasibility study are positive; and

•                     The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2010 on certain of our exploration properties.

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

•                        Our ability to raise necessary capital to finance advancement of the El Quevar project and other projects in our exploration portfolio;

•                        Delay and increased costs associated with the El Quevar feasibility study;

•                        Results of the feasibility study at the El Quevar project;

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

Our predecessor, ASML, concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. ASML contacted the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, ASML entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC’s investigation. As a result, we have reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, we, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting us from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Securities Exchange Act of 1934. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval.  We cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement. In August 2009, the DOJ informed us that it has closed its investigation based on, among other things, Golden Minerals’ pending settlement with the SEC.

On May 3, 2010, we filed a financial industry customer arbitration claim against Credit Suisse Securities (USA) LLC with the Arbitration Board of the Financial Industry Regulatory Authority (FINRA), seeking to recover approximately $32 million and other damages resulting from losses realized on the sale of auction rate securities in the third quarter 2009.  The proceeding is styled Golden Minerals Company v. Credit Suisse Securities USA (LLC), FINRA Dispute Resolution Arbitration No. 10-02061.  We alleged in our Statement of Claim that Credit Suisse misrepresented or failed to disclose material facts to us regarding the risk of the securities.   Credit Suisse Securities (USA) LLC filed its response on approximately July 16, 2010, generally denying the Company’s allegations.  We cannot predict the outcome of this proceeding.

Item 1A.  Risk Factors.

Following the termination of our agreement to manage the San Cristóbal mine, we have no revenues and we will require external financing to continue the advancement of El Quevar following completion of the feasibility study and to continue our other activities.

Since our incorporation in March 2009, our revenues have consisted primarily of the management fees paid to us under the Management Services Agreement dated March 24, 2009 under which we managed the San Cristóbal mine in Bolivia for Sumitomo Corporation.  Effective June 30, 2010, our management services were terminated and we received payment of the material amounts remaining to be paid to us under that agreement.  We do not currently anticipate that we will seek or obtain other mine management services agreements in the future, and thus do not expect to receive future revenue from the performance of mine management services.

Unless and until we commence production at the El Quevar project or acquire a producing mine, we will be required to continue to raise funds from external sources in order to pay our general and administrative expenses, advance the El Quevar project following completion of the feasibility study anticipated in late 2010, maintain our exploration properties and continue our exploration efforts.   Failure to obtain sufficient external financing may result in the delay or indefinite postponement of the further advancement of the El Quevar project following completion of the feasibility study and of exploration at our other properties.  We cannot assure you that we will be able to obtain the necessary financing on favorable terms or at all.

Additional risk factors affecting Golden Minerals can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Form 10-Q.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended June 30, 2010.

On March 18, 2010, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (333-162486), which registered the sale of up to 4,000,000 shares of our common stock, $0.01 par value per share.  On March 24, 2010, we completed a public offering of all 4,000,000 shares of common stock registered under the Registration Statement.  A total of 3,652,234 shares were sold by Golden Minerals, and a total of 347,766 shares were sold by a selling stockholder.  All 4,000,000 shares of common stock were sold at a price of $8.50 per share.  Dahlman Rose & Company, LLC acted as sole book-running manager and representative of the underwriters in the United States and Canaccord Financial Ltd. acted as sole book-running manager and representative of the underwriters in Canada.

Concurrent with the public offering, two of our shareholders, Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP (“Sentient”) exercised their pre-emptive right and purchased in a private placement an additional 905,065 shares of our common stock at the public offering price of $8.50.  The aggregate gross proceeds to us of the public offering and Sentient private placement was approximately $38.8 million.

The following table shows our expenses incurred in connection with the issuance and distribution of our common stock pursuant to the Registration Statement on Form S-1 and the Sentient private placement:

Underwriting/Placement Agent Discounts and Commissions	$2.4 million
Expenses Paid to or for Underwriters	$0.2 million
Other Expenses	$1.2 million
Total Expenses	$3.8 million

Of the approximately $35.0 million in net proceeds received from the public offering and Sentient private placement, through June 30, 2010, we have spent an estimated $6.0 million in connection with the construction of an underground drift and related infrastructure and the continued work on the feasibility study for the Yaxtche deposit at our El Quevar project, and an estimated $2.0 million to fund exploration activities on our portfolio of exploration properties.  Remaining amounts are being held as cash or short term investments.

None of the payments described above as expenses of the offering or use of proceeds reflect direct or indirect payments to directors, officers or persons owning 10% or more of our equity securities.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Item 5.         Other Information

None.

Item 6.   Exhibits

10.1            MSA Termination Agreement dated June 29, 2010 by and among Golden Minerals Company, Golden Minerals Services Corporation, Minera San Cristóbal S.A., Summit Minerals GmbH, SC Minerals Aktiebolag, Sumitomo Corporation, Comercial Metales Blancos AB and SC Minerals Bolivia S.R.L.

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

GOLDEN MINERALS COMPANY

Date:	August 4, 2010	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	August 4, 2010	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer