Form 10-Q
period 2010-09-30
Golden Minerals Co
filed 2010-11-03
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

AT NOVEMBER 1, 2010, 15,124,567 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	Pro-Forma September 30, 2010 (1)	September 30, 2010	December 31, 2009
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$133,270	$30,268	$8,570
Investments (Note 4)	335	335	444
Trade receivables	—	—	1,460
Prepaid expenses and other assets (Note 5)	1,518	1,568	2,087
Total current assets	135,123	32,171	12,561
Property, plant and equipment, net (Note 6)	9,084	9,084	7,774
Assets held for sale (Note 6)	1,316	1,316	813
Prepaid expenses and other assets (Note 5)	447	447	552
Total assets	$145,970	$43,018	$21,700
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 7)	$2,624	$2,674	$2,428
Other current liabilities	67	67	63
Total current liabilities	2,691	2,741	2,491
Other long term liabilities	584	584	651
Total liabilities	3,275	3,325	3,142

Commitments and contingencies (Note 13)
Equity (Note 10)
Common stock, $.01 par value, 50,000,000 shares authorized; (15,124,567 pro-forma), 9,271,286 and 3,238,615 shares issued and outstanding	151	93	32
Additional paid in capital	183,728	80,784	37,854
Accumulated deficit	(41,197)	(41,197)	(20,276)
Accumulated other comprehensive income (loss)	13	13	154
Parent company’s shareholder’s equity	142,695	39,693	17,764
Noncontrolling interest in subsidiaries (Note 11)	—	—	794
Total equity	142,695	39,693	18,558
Total liabilities and equity	$145,970	$43,018	$21,700

(1)         The pro-forma presentation reflects the results of a public offering and private placement, which the Company closed on October 22, 2010 as discussed in Note 15, Subsequent Events.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended	For The Period March 25, 2009 Through	For The Period January 1, 2009 Through
	2010	2009	September 30, 2010	September 30, 2009	March 24, 2009
	(Successor)				(Predecessor)
	(in thousands, except share data)
Revenue:
Management service fees (Note 12)	$98	$2,652	$11,216	$6,010	$1,350
Costs and expenses:
Costs of services (Note 12)	(31)	(1,179)	(2,566)	(2,263)	—
Exploration expense	(3,755)	(3,598)	(9,893)	(7,067)	(3,482)
El Quevar feasibility	(4,031)	—	(10,004)	—	—
Administrative expense	(1,868)	(2,521)	(6,295)	(5,857)	(4,779)
Stock based compensation	(559)	(609)	(1,859)	(1,218)	(2,717)
Other operating income & (expenses), net	76	293	186	305	—
Depreciation, depletion and amortization	(307)	(232)	(751)	(384)	(102)
Total costs and expenses	(10,475)	(7,846)	(31,182)	(16,484)	(11,080)
Loss from operations	(10,377)	(5,194)	(19,966)	(10,474)	(9,730)
Other income and expenses:
Interest and other income	90	106	376	204	1,010
Royalty income	80	272	239	399	88
Interest and other expense	—	—	—	—	(345)
Gain (loss) on foreign currency	(65)	76	(53)	170	(13)
Gain on extingushment of debt	—	—	—	—	248,165
Loss on auction rate securities	—	(867)	—	(2,199)	(828)
Reorganization costs, net	—	(249)	—	(917)	(3,683)
Fresh start accounting adjustments	—	—	—	—	9,122
Total other income and expenses	105	(662)	562	(2,343)	253,516
Income (loss) from continuing operations before income (taxes) benefit	(10,272)	(5,856)	(19,404)	(12,817)	243,786
Income taxes	20	(284)	(1,517)	(497)	(165)
Net income (loss) from continuing operations	(10,252)	(6,140)	(20,921)	(13,314)	243,621
Income (loss) from discontinued operations	—	—	—	—	(4,153)
Net income (loss)	$(10,252)	$(6,140)	$(20,921)	$(13,314)	$239,468
Net (income) loss attributable to noncontrolling interest	—	$—	—	$—	$(7,869)
Net income (loss) attributable to the Successor/Predecessor shareholder’s	$(10,252)	$(6,140)	$(20,921)	$(13,314)	$231,599
Other comprehensive loss:
Unrealized gain (loss) on securities	(74)	(666)	(141)	$160	$940

Comprehensive income (loss) attributable to Successor/Predecessor shareholder’s	$(10,326)	$(6,806)	$(21,062)	$(13,154)	$232,539

Net income (loss) per Common/Ordinary Share — basic

Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(1.15)	$(2.06)	$(2.81)	$(4.46)	$4.13
Discontinued operations attributable to the Successor/Predecessor shareholders	—	—	—	—	(0.20)
Income (loss) attributable to the Successor/Predecessor shareholders	$(1.15)	$(2.06)	$(2.81)	$(4.46)	$3.93

Net income (loss) per Common/Ordinary Share — diluted

Income (loss) from continuing operations attributable to the Successor/Predecessor shareholders	$(1.15)	$(2.06)	$(2.81)	$(4.46)	$(0.06)
Discontinued operations attributable to the Successor/Predecessor shareholders	—	—	—	—	(0.17)
Income (loss) attributable to the Successor/Predecessor shareholders	$(1.15)	$(2.06)	$(2.81)	$(4.46)	$(0.23)

Weighted average Common Stock/Ordinary Shares outstanding - basic	8,919,536	2,987,735	7,455,303	2,987,735	59,000,832
Weighted average Common Stock/Ordinary Shares outstanding - diluted	8,919,536	2,987,735	7,455,303	2,987,735	69,171,400

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30, 2010	For The Period March 25, 2009 Through September 30, 2009	For The Period January 1, 2009 Through March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 14)	$(16,775)	$(15,760)	$(13,849)
Cash flows from investing activities:
Purchase of available for sale investments	(6,003)	—	(4,447)
Sale of available for sale investments	6,441	2,498	21,113
Released from restricted cash to collateralize credit facility, letters of credit and interest payments, net	—	—	5,732
Proceeds from sale of interest in subsidiary, net	—	—	25,225
Proceeds from sale of assets	85	1,650	—
Capitalized costs and acquisitions of property, plant and equipment	(2,585)	(459)	(4,580)
Net cash provided by (used in) investing activities	$(2,062)	$3,689	$43,043
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	40,535	—	—
Payments of notes payable and long term debt	—	—	(47,297)
Amounts drawn on DIP facility	—	—	6,500
Non-controlling interest contributions	—	—	3,500
Net cash (used in) provided by financing activities	$40,535	$—	$(37,297)
Net increase (decrease) in cash and cash equivalents	21,698	(12,071)	(8,103)
Cash and cash equivalents - beginning of period	8,570	25,620	33,723
Cash and cash equivalents - end of period	$30,268	$13,549	$25,620

See Note 14 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive income	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	(loss)	Interest	(Deficit)
	(in thousands except share data)
(Predecessor)
Balance, December 31, 2008	59,000,832	$590	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued.	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	—	(389)
Elimination of Predecessor Noncontrolling Interest	—	—	—	—	—	(170,060)	(170,060)
Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—
(Successor)
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired and retired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)
Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	790	—	—	(794)	—
Private placements, net	1,749,759	18	12,965	—	—	—	12,983
Public offering, net.	3,652,234	36	27,516	—	—	—	27,552
Stock compensation accrued	255,750	3	1,856	—	—	—	1,859
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized loss on marketable equity securities	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	(20,921)	—	—	(20,921)
Balance, September 30, 2010	9,271,286	$93	$80,784	$(41,197)	$13	$—	$39,693

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the 2009 Annual Report on Form 10-K.

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

Our Predecessor, Apex Silver Mines Limited (“ASML”), was the 65% owner and operator of the San Cristóbal silver and zinc mine in Bolivia.  Upon emergence from Chapter 11 reorganization on March 24, 2009, the San Cristóbal mine was sold and the Company became the successor to ASML for purposes of reporting under the U.S. federal securities laws.  References in this Form 10-Q to “Successor” refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11.  References to “Predecessor” refer to the accounts of ASML and its subsidiaries prior to March 25, 2009.

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

The following tables summarize the Company’s investments at September 30, 2010 and December 31, 2009:

September 30, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$181	$251	$251
Warrant to purchase common stock	124	84	84
Total available for sale	305	335	335
Total short term	$305	$335	$335

December 31, 2009	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$191	$444	$444
Total available for sale	191	444	444
Total short term	$191	$444	$444

Quoted market prices at September 30, 2010 and December 31, 2009 were used to determine the estimated fair values of the above investments except for the warrant to purchase common stock. The fair value of the warrant to purchase common stock was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant (see Note 8).

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

5.              Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Prepaid insurance	$333	$306
Prepaid contractor fees and vendor advances	755	191
Deferred leasehold costs	182	329
Prepaid offering costs	50	576
Recoupable deposits and other	248	685
	$1,568	$2,087

September 30, 2010

The prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers primarily at the El Quevar project in Argentina.  Deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado.  The prepaid offering costs are related to fees incurred on the public offering of the Company’s common stock completed in October of 2010 (see Note 15).

In addition, included in non-current assets is approximately $0.4 million of prepaid insurance on which amortization will be recognized through 2015.

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

6.              Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment

The components of property, plant and equipment are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Exploration properties	$3,986	$4,228
Royalty properties	1,207	1,207
Buildings	1,444	383
Mining equipment and machinery	2,609	1,984
Other furniture and equipment	692	601
	9,938	8,403
Less: Accumulated depreciation	(854)	(629)
	9,084	7,774

Assets Held for Sale

The Company has obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. The $0.9 and $0.8 million carrying value of the property is reflected in assets held for sale in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.  Completion of the transaction is subject to negotiation and execution of definitive agreements, approval of the Company’s board of directors, consents and approvals of third parties including governmental entities and the TSX Venture Exchange, and other customary closing conditions.  The carrying value of the asset held for sale is adjusted at the end of each period per the guidance of ASC 360, “Property, Plant and Equipment”. According to ASC 360, a gain may be recorded in the current period to the extent of prior losses recognized.  During the first nine months of 2010 the Company wrote up by approximately $0.1 million the carrying value of the property to its estimated sales price less selling costs, reflected in other operating income, expense on the accompanying consolidated statements of operations.

The Company is currently negotiating the sale of an airplane it owns in Bolivia and expects to complete the sale during the fourth quarter of 2010.  At September 30, 2010 the $0.4 million carrying value of the airplane was included in assets held for sale. During the quarter ended September 30, 2010 the Company wrote down the carrying value of the airplane by approximately $0.1 million to reflect the fair market value of the airplane based on the anticipated selling price per the guidance of ASC 360.

7.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)

Accounts payable and accruals	$1,366	$1,863
Taxes payable	3	22
Accrued employee compensation and benefits	1,305	543
	$2,674	$2,428

September 30, 2010

Accounts payable and accruals consist of $0.8 million related to exploration and corporate administrative activities and $0.6 million related to amounts due to contractors and suppliers at the El Quevar project.

Accrued employee compensation and benefits consist of $0.3 million related to withholding taxes and benefits payable, $0.9 million related to bonuses payable and $0.1 million of accrued vacation payable.

December 31, 2009

Accounts payable and accruals consist of $1.0 million related to exploration and corporate administrative activities and $0.9 million related to amounts due to contractors and suppliers.

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

The following table summarizes the Company’s financial assets at fair value at September 30, 2010, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$30,268	$—	$—	$30,268
Short-term available for sale securities	251	—	—	251
Warrant to purchase common stock	—	84	—	84
	$30,519	$84	$—	$30,603

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

9.             Income Taxes

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  The Company’s total unrecognized tax benefits, representing uncertain tax positions taken or expected to be taken on tax returns, were $1.4 million as of September 30, 2010 and December 31, 2009, which resulted in a reduction to the Company’s deferred tax assets as of September 30, 2010 and December 31, 2009.

For the nine months ended September 30, 2010, the Company incurred operating losses and recognized income tax of $1.5 million resulting from Bolivian withholding tax on management services provided in Bolivia.  Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.  For the period March 25, 2009 to September 30, 2009, the Company recognized tax expense of $0.5 million consisting of $0.7 million Bolivia withholding tax on management services, less $0.2 million tax benefits for losses which offset previously recognized deferred tax liabilities.  The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009, also due to Bolivia withholding tax on management services, and income tax of $2.5 million is included in discontinued operations for the same period.

Deferred tax liabilities of $0.2 million exist as of September 30, 2010 and December 31, 2009, related to mineral properties owned by certain disregarded subsidiaries of the Company whose book basis exceed the respective US tax basis.  The deferred tax liabilities are included in other long-term liabilities on the balance sheet.

The Company believes it has had a change of ownership for purposes of I.R.C. section 382 (“Sec. 382”), effective March 19, 2010, due in part to its initial public offering during the year and issuance of new shares as a result of such offering. Sec. 382 establishes limits on the usage of US net operating losses generated by a company prior to a 50% change of shareholder ownership during a cumulative 3 year period.  The Company has made a preliminary calculation of the loss limitation resulting from the change of ownership and has determined that such limitation did not result in the recognition of taxable income for the nine months ended September 30, 2010.

10.  Equity

Issuance of common stock for mineral property interest

During January 2010 the Company acquired Hochschild Mining Group’s (“Hochschild”) 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of the Company’s common stock and a warrant to acquire 300,000 shares of the Company’s common stock exercisable for three years at an exercise price of $15.00 per share.  In accordance with ASC 810, “Consolidations”, the Company has reflected this transaction in equity with charges to common stock and additional paid in capital and the elimination of approximately $0.8 million of noncontrolling interest. No gain or loss was recognized on the transaction. With the completion of this transaction, the Company now owns or controls 100% of the concessions related to the El Quevar project.

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

During October 2010, the company completed an additional public offering and private placement of its common stock as discussed in Note 15.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2010 and changes during the nine months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	230,000	$10.75
Granted during the period	259,750	8.00
Restrictions lifted during the period	(134,000)	10.52
Forfeited during the period	(4,000)	8.73
Outstanding at September 30, 2010	351,750	$8.83

One third of the restricted stock granted during the period will vest on each of the first, second and third anniversaries of the grant date, provided the officer or employee continues to serve the Company at that time.  Included in the shares for which the restrictions lifted during the period were 24,000 shares for which the lifting of the restriction was accelerated related to severance benefits for five terminated employees.  For the period January 1, 2010 through September 30, 2010 the Company recognized approximately $1.5 million of compensation expense related to the restricted stock grants and the

Company expects to recognize additional compensation expense related to these awards of approximately $1.5 million over the next two and a half years.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2010 and changes during the nine months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	—	$—
Granted during period	136,810	8.01
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at September 30, 2010	136,810	8.01

Exercisable at end of period	—	—
Granted and expected to vest	131,693	8.01

One third of the options granted during the period will vest on each of the first, second and third anniversaries of the grant provided the officer, director or employee is still employed by the Company at that time.  For the period January 1, 2010 through September 30, 2010 the Company recognized approximately $0.2 million of compensation expense related to the option grants and the Company expects to recognize additional compensation expense related to these awards of approximately $0.4 million over the next 32 months.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2010 and changes during the nine months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	25,000	$10.92
Granted during the period	21,555	8.12
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2010	46,555	$9.62

For the period January 1, 2010 through September 30, 2010 the Company recognized approximately $0.1 million of compensation expense related to the RSU grants and expects to recognize additional compensation expense related to these RSUs of approximately $0.1 million over the next 8 months.

11.   Noncontrolling Interest

On January 1, 2009 the Company adopted certain provisions of ASC 810 related to the presentation of noncontrolling interest, previously called a minority interest.  A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

At December 31, 2009 the major concessions at the Company’s El Quevar project were within a jointly owned subsidiary of which the Company held a 65% interest and Hochschild held the remaining 35%.  At December 31, 2009 Hochschild’s 35% interest was reflected in the consolidated balance sheets as a noncontrolling interest of $0.8 million and was included as a component of total equity.  In January 2010 the Company purchased Hochschild’s 35% interest in Minera El Quevar S.A. for stock and warrants (see Note 10).  As of September 30, 2010 the Company has no noncontrolling interests.

The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Successor’s and Predecessor’s shareholders:

		For The Period	For The Period
	Nine Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	September 30, 2010	September 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)

Amounts attributable to Golden Minerals common stockholders and Predecessor’s ordinary shareholders:
Income (loss) from continuing operations	$(20,821)	$(13,314)	$243,621
Loss from discontinued operations	—	—	(12,022)
Net income (loss)	$(20,821)	$(13,314)	$231,599

12.   Revenue and Cost of Services

The Company was party to a Management Agreement with Sumitomo under which it provided certain management services with respect to the San Cristóbal mine. The Management Agreement terminated effective June 30, 2010 as discussed below. The Management Agreement provided for an annual fee of $11.4 million which included approximately $5.4 million that constituted reimbursement for direct administrative expenses the Company incurred on behalf of the San Cristóbal mine. Under the terms of the Management Agreement, the Company received the fee and any reimbursements net of any Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as Revenue from Services in the statement of operations following the guidance of ASC 605, “Revenue Recognition” regarding “income statement characterization of reimbursements received for out-of-pocket expenses incurred” and “reporting revenue gross as a principal versus net as an agent”.  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses are reported as costs of services in the statement of operations. Reimbursed Bolivian withholding taxes are reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML.

For the first six months of 2010, through the June 30, 2010 termination of the agreement, the Company recorded $6.2 million as revenue related to the Management Agreement, comprised of $5.4 million of fees and $0.8 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $2.5 million to cost of services and $0.8 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

The Company and Sumitomo agreed to terminate the Management Agreement effective June 30, 2010, six months earlier than provided by the terms of the agreement.  As a result of the termination the Company received a $4.3 million termination fee comprised of $2.8 million in lieu of the performance of services by the Company for the final two quarters of 2010 and waiver of Sumitomo’s 6-month notice requirement, $1.0 million for a termination payment (as provided in the Management Agreement) and approximately $0.5 million for a performance bonus for the first two quarters of 2010.  The termination fee proceeds were partially offset by the return of prepaid administration fees for services not performed through June 30, 2010 of approximately $1.1 million resulting in a net payment from Sumitomo of $3.2 million received on

June 30, 2010. As a result of the termination we recognized additional revenue of $4.9 million, comprised of the $4.3 million of termination fees as discussed above and $0.6 million for reimbursed withholding taxes.

For the quarter ended September 30, 2010 the Company recorded approximately $0.1 million of additional revenue and minimal amounts to cost of services and income taxes related to certain final services completed under the agreement.

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

14.   Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

		For The Period	For The Period
	Nine Months	March 25, 2009	January 1, 2009
	Ended	Through	Through
	September 30, 2010	September 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net (loss) income before noncontrolling interests	$(20,921)	$(13,314)	$239,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	751	384	10,977
Accretion of asset retirement obligation	—	—	232
Amortization of premiums and discounts	—	—	37
Mark-to-market loss on derivative positions	—	—	36
Gain on sale of marketable securities	(131)	—	—
Fair value of stock/warrants received for mineral rights	(423)	(168)	—
Loss (gain) on sale of assets, net	(64)	167	—
Loss on auction rate security investments	—	2,199	828
Income tax provision	91	—	—
Gain on extingushment of debt	—	—	(248,165)
Loss (gain) on sale of interest in subsidiary	—	—	8,409
Fresh start accounting adjustment	—	—	(9,122)
Treasury shares acquired and retired	(197)	—	—
Stock compensation	1,859	1,219	2,920
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,460	(26)	(11,893)
(Increase) decrease in accrued interest receivable	—	152	84
Port fees applied to Port of Mejillones note receivable	—	—	709
(Increase) decrease in prepaid expenses and other assets	552	(674)	6,063
Increase in inventories	—	—	(12,000)
Increase in value added tax recoverable, net	—	—	(11,696)
Increase in accrued interest payable	—	—	11,496
Increase (decrease) in deferred revenue	—	—	(3,227)
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	250	(5,897)	2,462
Increase (decrease) in deferred leasehold payments	(41)	441	—
Decrease in deferred taxes, net	(26)	(227)	(2,262)
Other increase (decrease)	65	(16)	795
Net cash used in operating activities	$(16,775)	$(15,760)	$(13,849)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months	For The Period	For The Period
	Ended	March 25, 2009	January 1, 2009
	September 30,	Through	Through
	2010	September 30, 2009	March 24, 2009
	(Successor)		(Predecessor)
(in thousands)
Supplemental disclosure of non-cash transactions:
Initial measurement of asset retirement obligation	$—	$—	$288
Mineral rights acquired with common stock and warrants	$794	$—	$—

15.   Subsequent Events

Public offering and private placements of the Company’s common stock

On October 22, 2010, the Company closed a public offering of 4,663,250 shares of its common stock, which includes 608,250 shares issued to the underwriters upon exercise in full of their over-allotment option. All of the shares were sold at a price per share of $18.50.  Concurrent with the public offering, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 an additional 1,190,031 shares of the Company’s common stock at the public offering price of $18.50, increasing its ownership percentage to 19.9% (excluding restricted common stock held by employees). The aggregate net proceeds to the Company from the public offering and the Sentient private placement was approximately $103.0 million, net of offering costs of approximately $0.8 million, the underwriting discount of approximately $4.3 million, and the placement agent commission of approximately $0.2 million.

Following is an unaudited, condensed consolidated pro-forma balance sheet that was prepared as if the public offering and private placement had been completed on September 30, 2010.  Actual amounts recorded may vary from these pro-forma amounts pending a final determination of costs associated with the offering.  These unaudited condensed consolidated pro forma financial statements should be read in conjunction with our historical financial statements as of September 30, 2010 included in this Form 10-Q.

Golden Minerals Company

Condensed Consolidated Pro-Forma Balance Sheet

September 30, 2010

(Expressed in United States dollars)

(Unaudited)

		Pro-Forma
		Adjustments
		to Reflect the
		Public Offering
	Historical	And		Pro-Forma
	Amounts	Private Placement	Note	Amounts
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$30,268	$103,002	(a)	$133,270
Investments	335	—		335
Prepaid expenses and other assets	1,568	(50)	(b)	1,518
Total current assets	32,171	102,952		135,123

Property, plant and equipment, net	9,084	—		9,084
Assets held for sale	1,316	—		1,316

Prepaid expenses and other assets	447	—		447
Total assets	$43,018	$102,952		$145,970

Liabilities and Equity

Current liabilities
Accounts payable and other accrued liabilities	$2,674	$(50)	(b)	$2,624
Other current liabilities	67	—		67
Total current liabilities	2,741	(50)		2,691
Long term liabilities	584	—		584
Total liabilities	3,325	(50)		3,275

Equity (Note 10)
Common stock, $.01 par value, 50,000,000 shares authorized; 15,124,567 shares issued and outstanding	93	58	(a)	151
Additional paid in capital	80,784	102,944	(a)	183,728
Accumulated deficit	(41,197)	—		(41,197)
Accumulated other comprehensive income (loss)	13	—		13
Total equity	39,693	103,002		142,695
Total liabilities and equity	$43,018	$102,952		$145,970

(a)          This pro-forma adjustment reflects the issuance of 4,663,250 shares in the public offering at $18.50 per share for gross proceeds of $86.3 million and net proceeds of $82.0 million after deducting $4.3 million for underwriters’ commissions plus the issuance of 1,190,031 shares in the private placement at $18.50 per share resulting in gross proceeds of $22.0 million and net proceeds of $21.8 after deducting placement agent fees of $0.2 million.  The resulting total gross proceeds of $103.8 million have been reduced by $0.8 million of estimated legal and accounting costs related to the public offering and private placement, resulting in aggregate net proceeds of approximately $103.0 million.

(b)          This pro-forma adjustment reverses $50.0 thousand of legal and accounting costs related to the public offering and private placement that the Company had accrued at September 30, 2010.  The total of $0.8 million of estimated legal and accounting costs related to the public offering and private placement are included in adjustment a) above.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals Company (“Golden Minerals” or “we”) was incorporated in Delaware in March 2009, and is the successor to Apex Silver Mines Limited (“ASML”) for purposes of reporting under U.S. federal securities laws.  References in this discussion and analysis to “Successor” refer to Golden Minerals and its subsidiaries on or after March 25, 2009, and references to “Predecessor” refer to ASML and its subsidiaries prior to March 25, 2009.

We are a mineral exploration company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

During the nine months ended September 30, 2010, our only sources of income have been fees under our management services agreement with Sumitomo, royalty and interest income, and sales of non-core properties. The management services agreement with Sumitomo was terminated effective June 30, 2010 as discussed in Note 12 to the Unaudited Consolidated Financial Statements.  We incurred a net operating loss during the first nine months of 2010 and expect to incur a net operating loss for the remainder of 2010 and future periods unless and until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

During the third quarter and first nine months of 2010 we focused our efforts primarily on advancing our El Quevar project, on raising additional capital, and during the first six months of 2010, on managing the San Cristóbal mine for Sumitomo under the terms of the San Cristóbal Management Services Agreement (the “Management Agreement”). We have also continued to make progress in advancing the exploration of our portfolio of exploration properties. An overview of certain significant recent events is provided below:

•                  In October 2010, we closed a public offering of 4,663,250 shares of our common stock, which includes 608,250 shares issued to the underwriters upon exercise in full of their over-allotment option. All of the shares were sold at a price per share of $18.50.  Concurrent with the public offering Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP, collectively referred to as “Sentient”, purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 an additional 1,190,031 shares of our common stock at the public offering price of $18.50, increasing their ownership percentage to 19.9% (excluding restricted common stock held by employees). The aggregate net proceeds to us from the public offering and the Sentient private placement was approximately $103.0 million, net of offering costs of approximately $0.8 million, the underwriting discount of approximately $4.3 million, and the placement agent commission of approximately $0.2 million.

•                  During the third quarter we continued to focus on defining the extent of the Yaxtché deposit and conducting feasibility work at our 100% controlled El Quevar silver project, located in the Salta province of Argentina. The Yaxtché deposit is one of 11 targets currently identified at the El Quevar project. As of mid October 2010, we have completed approximately 52,500 meters of diamond drilling in 254 drill holes. Of these holes, 189 were drilled to test the main Yaxtché zone for potential mineralization, with about 65% of the holes intersecting significant silver mineralization.  In addition, as of mid October construction of the underground decline at the Yaxtché deposit has advanced approximately 175 meters of the 225 meters expected to be required to access ore. The production-sized decline will be used to confirm the resource model and mining methods, and take bulk samples for additional metallurgical testing. Other ongoing work includes metallurgical testing and process design.

•                  Utilizing data from 168 drill holes, Micon International Limited (“Micon”) completed updated technical reports for the El Quevar project in August 2010, in accordance with the requirements of the SEC’s Guide 7 and Canadian National Instrument 43-101. The reports indicate that there are an estimated 902,000 tonnes of mineralized material at an average silver grade of approximately 310 grams per tonne.  During the third quarter 2010 we determined that additional drilling is warranted at El Quevar to further define the extent of the resource, and we have decided to delay completion of the feasibility study originally scheduled to be completed in the fourth quarter of 2010. A larger resource base may support a higher production rate than initially contemplated.

The term “mineralized material”, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Yaxtche deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

•                  During the quarter we initiated drilling on the Rabioso and La Pinta targets in northern Zacatecas state.  Sample results received from the first seven core holes out of a ten hole initial drill program include narrow gold intercepts in three holes.  RAB-10-03 intercepted 2.2 meters averaging 2.3 grams per tonne (g/t) from 43 meters depth and 3.7 meters averaging 1.4 g/t from 47 meters.  RAB-10-06 intercepted 1.3 meters averaging 2.0 g/t from 52 meters and 1.7 meters averaging 4.2 g/t from 60 meters.  RAB-10-07 intercepted 1.7 meters averaging 3.0 g/t from 125 meters depth.  The remaining assayed intervals were consistently of low values in gold and other metals.  Assay results from additional holes at Rabioso are pending.  Assay results have been received from the first seven holes out of a planned ten hole rotary drill program at the La Pinta target, directly south of Goldcorp’s Penasquito land position.  At La Pinta we are selectively drilling rotary holes in an effort to identify the source of intrusive float found at the surface with anomalous base and precious metal values.  Results from the first seven holes were uniformly low in gold and base metal values as the source of the intrusive float has yet to be determined.

Results of Operations

For the results of continuing operations discussed below, we compare the results from continuing operations of the Successor for the three month period ended September 30, 2010 to the results from continuing operations for the three month period ended September 30, 2009.  We also compare the results from continuing operations for the nine month period ended September 30, 2010 of the Successor to (i) results of the continuing operations of the Successor for the period from March 25, 2009 through September 30, 2009 and (ii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009. The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter 2009 are aggregated and presented as discontinued operations of the Predecessor for the 83-day period ended March 24, 2009.  The Successor has no discontinued operations to report.

Three Months Ended September 30, 2010

Continuing Operations

Management service fees. We recorded $0.1 million of management service fees for the third quarter 2010 related to the final services performed under the Management Agreement which was terminated effective June 30, 2010 as discussed above.  Management service fees for the third quarter 2009 were $2.7 million, all related to the Management Agreement and are comprised of $2.3 million of fees and $0.4 million for reimbursed withholding taxes.

Cost of services. We recorded minimal costs of services for the third quarter 2010. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the final services performed under the Management Agreement which was terminated effective June 30, 2010 as discussed above.  Cost of services for the third quarter 2009 was $1.2 million comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $3.8 million for the third quarter 2010, as compared to $3.6 million for the third quarter 2009.  Exploration expenses for 2010 were incurred primarily on drilling programs in Argentina, (excluding amounts spent on the El Quevar project feasibility work) and in Mexico and Peru. Exploration expenses also include property holding costs and costs incurred by the local exploration offices. Exploration expenses for 2009 were incurred primarily at the El Quevar project in Argentina and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices.

El Quevar feasibility. In the first quarter we began recording separately expenses related to the feasibility work on the Yaxtché deposit of our El Quevar project. During the third quarter 2010, we incurred $4.0 million of expenses related to feasibility work on the Yaxtché deposit primarily related to development of the exploration drift, drilling and engineering work.  Costs incurred for work performed outside of our El Quevar project are included in exploration expense discussed above. In addition to amounts expensed during the third quarter 2010, we purchased approximately $0.8 million of mining equipment and had outstanding approximately $0.8 million of advance payments to equipment manufacturers at September 30, 2010.  We did not incur any costs related to the El Quevar project feasibility work during the third quarter 2009.

Administrative.  Administrative expenses were $1.9 million for the third quarter 2010 compared to $2.5 million for the third quarter 2009.  Administrative expenses were primarily related to public company costs, corporate activities in support of our El Quevar feasibility work, exploration programs and our management services for the San Cristóbal mine.  The reduction in the third quarter 2010 administrative expenses as compared to administrative expenses for the same period of 2009 is primarily related to the reduction of staff and office lease costs in 2009 following our emergence from reorganization and additional staff reductions during the second quarter 2010.

Other Operating Income Expense, Net.  During the third quarter 2010 we recorded other net operating income of approximately $0.1 million compared to other net operating income of $0.3 million for the third quarter 2009.  The 2010 amount is primarily related to gains on the sale of certain operating assets and mineral rights partially offset by impairments recorded on certain assets abandoned or held for sale. The 2009 amount includes approximately $0.6 million gains on the sale of certain operating assets and mineral rights partially offset by a $0.3 million write off of certain exploration properties that no longer hold an interest to the Company.

Loss on Auction Rate Securities.  During the third quarter 2009 we recorded a loss of $0.9 million related to auction rate securities (“ARS”) investments.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through third quarter 2009, at which point we sold all of our remaining ARS investments in a secondary market.  We did not hold any ARS investments during the third quarter 2010.

Interest and Other Income.  We recorded $0.1 million of interest and other income for the third quarter of 2010 and the third quarter 2009.  The amounts are primarily related to interest earned on available cash and cash equivalent balances.

Royalty Income.  During the third quarter 2010 we recorded $0.1 million of royalty income compared to $0.3 million for the third quarter 2009.  The royalty income is related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty which varies from period to period depending on production from the mine.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions were $0.0 million and $0.3 million for the third quarter 2010 and the third quarter 2009, respectively, and consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Nine Months Ended September 30, 2010

Continuing Operations

Management service fees. We recorded $11.2 million of management service fees for the first nine months of 2010.  The management service fees are comprised of $5.5 million of fees, a $4.3 million early termination payment, as discussed above, and $1.4 million for reimbursed withholding taxes.  Management service fees for the first nine months of 2009 were $7.4 million ($6.0 million and $1.4 million for the Successor and Predecessor, respectively). The Successor’s $6.0 million of fees is comprised of $5.3 million of fees and $0.7 million of reimbursed withholding taxes. The $1.4 million 2009 Predecessor amount was related to fees received by the Predecessor from a subsidiary included in discontinued operations.

Cost of services. We recorded $2.6 million of costs of services for the first nine months of 2010. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement.  Cost of services for the first nine months of 2009 was $2.3 million (all related to the Successor).

Exploration. Our exploration expenses, including property holding costs and allocated administrative expenses, were $9.9 million for the first nine months of 2010, as compared to $10.6 million for the first nine months of 2009 ($7.1 million and $3.5 million for the Successor and Predecessor, respectively).  Exploration expenses for 2010 were incurred primarily in Argentina, (excluding amounts spent on the El Quevar project feasibility work) and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. Exploration expenses for 2009 were incurred primarily at the El Quevar project in Argentina and in Mexico and Peru. Exploration expenses also include property holding costs and costs incurred by the local exploration offices.

El Quevar feasibility. In the first quarter we began seperately recording expenses related to the feasibility work on the Yaxtché deposit. During the first nine months of 2010, we incurred $10.0 million of expenses related to feasibility work on the Yaxtché deposit, primarily related to development of the exploration drift, drilling and engineering work.  Costs incurred for work performed outside of our El Quevar project are included in exploration discussed above. In addition to amounts expensed during the first nine months of 2010, we purchased approximately $2.6 million of mining equipment and had outstanding approximately $0.8 million of advance payments to equipment manufacturers at September 30, 2010.  We did not incur any costs related to the El Quevar project feasibility work during the first nine months of 2009.

Administrative.  Administrative expenses were $6.3 million for the first nine months of 2010 compared to $10.7 million for the first nine months of 2009 ($5.9 million and $4.8 million for the Successor and Predecessor, respectively).  Administrative expenses for 2010 were primarily related to public company costs, corporate activities in support of our El Quevar feasibility work, exploration programs, our management services for the San Cristóbal mine and financing efforts.  Administrative expenses for 2009 included public company costs and were primarily related to corporate activities in support of our operation of the San Cristóbal mine and exploration programs.  Reorganization expenses for the first nine months of 2009 were $4.6 million ($0.9 million and $3.7 million for the Successor and Predecessor, respectively).  The reorganization expenses related to expenses for professional services incurred as a result of our bankruptcy filing and the sale of our interest in the San Cristóbal mine to Sumitomo during the first quarter 2009.  We incurred no reorganization expenses during the first nine months of 2010.

Other Operating Income Expense, Net.  During the first nine months of 2010 we recorded other net operating income of approximately $0.2 million compared to other net operating income of $0.3 million for the first nine months of 2009.  The 2010 amount consists of $0.5 million of gains on the sale of certain operating assets and mineral rights partially offset by $0.3 million of impairments recorded on certain assets abandoned or held for sale. The 2009 amount includes approximately $0.6 million gains on the sale of certain operating assets and mineral rights partially offset by a $0.3 million write off of certain exploration properties that no longer hold an interest to the Company.

Loss on Auction Rate Securities.  During the first nine months of 2009 the Predecessor recorded a loss of $3.0 million ($2.2 million and $0.8 million for the Successor and Predecessor, respectively) related to ARS investments.  The auctions for certain of our ARS began to fail during the third quarter of 2007 and continued to fail through third quarter 2009, at which point we sold all of our remaining ARS investments in a secondary market.  We did not hold any ARS investments during the first nine months of 2010.

Interest and Other Income.  We recorded interest and other income of $0.4 million for the first nine months of 2010 compared to $1.2 million for the first nine months of 2009 ($0.2 million and $1.0 million for the Successor and Predecessor, respectively).  Interest and other income for the first nine months of 2010 consisted primarily of $0.3 million of income from the sale of certain mineral rights and $0.1 million of interest income. The first nine months of 2009 amounts were primarily related to interest earned on the higher average cash and investment balances held by the Predecessor during the first quarter 2009.

Royalty Income.  During the first nine months of 2010, we recorded $0.2 million of royalty income compared to $0.5 million for the first nine months of 2009 ($0.4 million and $0.1 million for the Successor and Predecessor, respectively).  The royalty income is related to Excellon’s Platosa mine in Mexico on which we retained a net smelter return royalty, which varies from period to period depending on production from the mine.

Income Taxes.  We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine.  Otherwise, we do not currently conduct business in the U.S. that would generate significant U.S. taxable income.  Our income tax provisions were $1.5 and $0.7 for the first nine months of 2010 and the first nine months of 2009 ($0.5 million and $0.2 million for the Successor and Predecessor, respectively), and consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

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

Liquidity, Capital Resources and Going Concern

At September 30, 2010 our aggregate cash and short-term investments totaled $30.6 million, which included $30.3 million of cash and cash equivalents and $0.3 million of short term investments. Our cash and short-term investment balance is significantly higher than the $9.0 million in similar assets held at December 31, 2009 due to the receipt of approximately $40.5 million in net proceeds during the first quarter from the issuance of our common stock in a public offering and two separate private placements to Sentient,  proceeds of $7.2 million, net of expenses and taxes,  related to the Management Agreement with Sumitomo which was terminated effective June 30, 2010, partially offset by $26.1 million spent during the nine months ended September 30, 2010 on the initial feasibility work at our El Quevar project, exploration and general and administrative activities, including changes in working capital.

On October 22, 2010 we closed a public offering of 4,663,250 shares of our common stock, at a public offering price of $18.50 per share.  Concurrent with the closing of the public offering, we closed a private placement with our largest stockholder, The Sentient Group, of an additional 1,190,031 shares of our common stock at the public offering price of $18.50 per share. The public offering and private placement totaled 5,853,281 shares at a price of $18.50 per share, resulting in estimated net proceeds to us of approximately $103.0 million after deducting underwriting discounts, placement agent fees and estimated offering expenses.

With our cash and investment balance at September 30, 2010 of $30.6 million and the $103.0 million of net proceeds received from the October public offering and private placement, we plan to spend the following amounts during the remainder of 2010 and through the end of 2011 pursuant to our long-term business strategy:

•                  Up to $16.5 million through the first quarter of 2011 to fund the completion of the $30.0 million of initial feasibility work at our El Quevar project, as outlined in our March 2010 public offering, for continuation of exploration drilling, underground drifting, and related technical engineering and project assessment;

•                  An additional approximately $54.0 million to be incurred at our El Quevar project beginning in 2011 to fund the continuation of exploration drilling, underground drifting, and related technical engineering and project assessment to further define the extent of the resource before completing a feasibility study;

•                  Approximately $6.5 million to fund exploration of identified targets on our portfolio of exploration properties through mid 2011, with the possibility of additional amounts during the second half of 2011 for early and advanced stage drilling programs, depending on the success of our targeted exploration program and generative exploration activities;

•                  Approximately $6.0 million through the end of 2011 on other generative exploration activities and property holding costs related to our remaining portfolio of exploration properties conducted through our principal exploration offices located in South America;

•                  Approximately $9.0 million through the end of 2011on general and administrative costs, working capital and other corporate purposes.

We plan to fund the expenditures described above from our cash and investment balances at September 30, 2010 of $30.6 million, from the estimated net proceeds of the October public offering and private placement of $103.0 million and from approximately $1.0 million from royalties and other income through the end of 2011.  Based on these projections we would end the years 2010 and 2011 with cash and investment balances of approximately $117.0 million and $43.0 million for the respective years.

The actual amount that we spend through the end of 2011 may vary significantly from the amounts specified above, and will depend on a number of factors, including the results of our continued exploration activities and project assessment work at El Quevar and our other exploration properties.  There can be no assurance that the expenditures planned for El Quevar will demonstrate the economic viability of the project. Depending on the opportunities, economic conditions and the results of the activities described above at El Quevar and our other exploration properties, we may use a portion of the proceeds to invest in acquisitions of other exploration, development or producing properties.

If the El Quevar feasibility study is positive, significant additional capital would be required to complete development and construction of an underground mine and processing facility at El Quevar. To fund completely the El Quevar project and other exploration drilling programs beyond 2011 we will have to raise additional capital or enter into other financing arrangements. There can be no assurance that we will be successful in raising additional capital or obtaining financing in the future on terms acceptable to us or at all. If we are unable to obtain additional capital or financing during 2011 or beyond, the potential development of the El Quevar project could be delayed following the completion of the feasibility work outlined above for 2011 and we may have to significantly reduce spending on other exploration projects to preserve cash.

Significant Accounting Policies

See Note 3 to the Unaudited Consolidated Financial Statements for recently adopted standards and new accounting standards.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•                     Our expectation that cash on hand and anticipated income will be sufficient to fund proposed spending through 2010 and 2011;

•                     Our planned spending on general and administrative and exploration costs and our expected cash receipts from interest and royalty income;

•                     The anticipated timing and cost of the advancement of our El Quevar project, including projected costs to complete the development and construction if the results of the feasibility study are positive; and

•                     The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2010 on certain of our exploration properties.

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

•                        The economic viability of and the results of the proposed feasibility study for the El Quevar project;

•                        Our ability to raise necessary capital to finance advancement of the El Quevar project and other projects in our exploration portfolio;

•                        Delay and increased costs associated with the El Quevar feasibility study;

•                        Economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our exploration properties;

•                        Political and economic instability in Argentina, Chile, Mexico, Peru and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the third quarter 2010, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

Our Predecessor, ASML, concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees of one of its South American subsidiaries were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. ASML contacted the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) during 2006 and reported the results of the internal investigation and was informed that the SEC and DOJ would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, ASML entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC’s investigation. As a result, we have reached an agreement in principle with the SEC staff which, if approved by the Commission, would resolve this matter with the SEC. Under the terms of the proposed settlement, we, on neither an admit nor deny basis, would agree to the entry of an administrative cease and desist order prohibiting us from future violations of

Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Securities Exchange Act of 1934. Moreover, under the terms of the proposed settlement, the SEC staff would not recommend that the Commission require the payment of disgorgement, civil money penalties, prejudgment interest or the appointment of a corporate monitor. The proposed settlement is subject to Commission approval.  We cannot guarantee that the Commission will ultimately accept the terms of the proposed settlement. In August 2009, the DOJ informed us that it has closed its investigation based on, among other things, Golden Mineral’s pending settlement with the SEC.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

March 2010 Public Offering and Private Placement

In March 2010, we closed a public offering of 4,000,000 shares of our common stock pursuant to our Registration Statement on Form S-1 (333-162486), of which 3,652,234 shares were sold by us and 347,766 shares were sold by a selling stockholder.  Concurrent with the public offering, two of our shareholders, Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP (“Sentient”) exercised their pre-emptive right and purchased in a private placement pursuant to Regulation S under the Securities Act an additional 905,065 shares of our common stock at the public offering price.  Of the approximately $35.0 million in net proceeds received from the March 2010 public offering and private placement, as of September 30, 2010, we have spent an estimated $13.5 million in connection with the construction of an underground drift and related infrastructure, technical engineering and project assessment for the Yaxtché deposit at our El Quevar project, and an estimated $5.8 million to fund exploration activities on our portfolio of other exploration properties. Remaining amounts are being held as cash or short term investments. None of the expenditures described above reflect direct or indirect payments to directors, officers or persons owning 10% or more of our equity securities.

October 2010 Public Offering and Private Placement

On October 22, 2010, we closed a public offering of 4,663,250 shares of our common stock pursuant to our shelf registration statement on Form S-3 (333-168304). All of the shares were sold at a price per share of $18.50. Concurrent with the public offering, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act an additional 1,190,031 shares of our common stock at the public offering price of $18.50, increasing its ownership percentage of our outstanding common stock to 19.9% (excluding outstanding restricted stock held by our employees). Total proceeds from the public offering and Sentient private placement were approximately $103.0 million net of $4.5 million of underwriting and placement agent discounts and commissions and $0.8 million in other offering related costs.

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

GOLDEN MINERALS COMPANY

Date:	November 3, 2010	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	November 3, 2010	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer