Form 10-K
period 2010-12-31
Golden Minerals Co
filed 2011-02-17
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13627

GOLDEN MINERALS COMPANY
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation or Organization)	26-4413382 (I.R.S. Employer Identification No.)
350 Indiana Street, Suite 800
Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(303) 839-5060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE Amex

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

          The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $40.0 million, based on the closing price of the registrant's common stock of $8.15 per share on the NYSE Amex. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2010 included three shareholders who collectively held approximately 39% of its outstanding common stock. The number of shares of common stock outstanding on February 11, 2011 was 15,247,467.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K.

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

        We use the words "anticipate," "continue," "likely," "estimate," "expect," "may," "could," "will," "project," "should," "believe" and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations, contain projections or state other forward-looking information. Although we believe the expectations and assumptions reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in this annual report on Form 10-K, including:

  •
  Results of future exploration at the El Quevar project;

  •
  The economic viability of the El Quevar project;

  •
  Our ability to raise necessary capital to finance advancement of the El Quevar project;

  •
  Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

  •
  Worldwide economic and political events affecting the market prices for silver and other minerals which may be found on our exploration properties; and

  •
  Political and economic instability in Argentina, Mexico, Peru, and other countries in which we conduct our business, and future actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

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

        "Grade" means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tonnes which contain 2,204.6 pounds or 1,000 kilograms.

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

        "Net Smelter Return Royalty" means a defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of transportation, insurance, and processing costs.

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

        "Proven Reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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

        "Sampling" means selecting a fractional part of a mineral deposit for analysis.

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

 PART I

ITEMS 1 AND 2:    BUSINESS AND PROPERTIES

Overview

        We are a mineral exploration company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. Our management team is comprised of experienced mining professionals with over 125 years of combined experience in mineral exploration, mine construction and development, and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401 and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain exploration offices in Argentina, Mexico and Peru.

        We are currently focused on advancement of our 100% controlled El Quevar silver project in northwestern Argentina and engaged in additional drilling, metallurgical analysis and other advanced exploration work at El Quevar. From the inception of our exploration activities in 2004 through December 31, 2010, we have spent approximately $33.3 million on exploration and related activities at El Quevar.

        In addition to El Quevar, we own and control a portfolio of approximately 16 active exploration properties located primarily in Mexico and South America. Our 100% controlled Zacatecas silver and base metals project in Mexico is at an advanced stage of exploration, with six separate target areas on which we are currently conducting exploration activities, including drilling at the Pánuco target. We also have reconnaissance properties on which we are conducting preliminary sampling and geological analysis to determine the best potential areas for more detailed exploration.

Company History

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited ("Apex Silver") for purposes of reporting under the U.S. Exchange Act. In January 2009, Apex Silver and its wholly-owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Joint Plan of Reorganization, Apex Silver sold its interest in the San Cristóbal mine in Bolivia to the Sumitomo Corporation ("Sumitomo"). Substantially all of Apex Silver's remaining assets, including its various subsidiaries that hold a broad portfolio of exploration properties, were assigned to us.

Corporate Structure

        Golden Minerals Company and its wholly-owned subsidiary Golden Minerals Services Corporation, both headquartered in Golden, Colorado, are the operating entities through which we conduct our business. We also wholly-own a number of subsidiaries organized throughout the world, including in Canada, Mexico, Central America, South America, the Caribbean, Europe, and Australia. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Our Competitive Strengths and Business Strategy

        Our business strategy is to discover, build and operate our own mines. We believe we are well positioned to implement this strategy for the reasons described below.

        Experienced Management Team.    We are led by a team of mining professionals with over 125 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including Cyprus Amax Minerals Company, Phelps Dodge Corporation, Inco Limited, Homestake Mining Company and Kinross Gold Corporation. Our executive team has a proven ability to manage large projects in challenging environments, as evidenced by our successful development and construction of the San Cristóbal mine in Bolivia. The San Cristóbal mine cost approximately $1.0 billion to develop and construct, and is one of the largest silver, zinc and lead mines in the world.

        El Quevar Project.    Our most advanced project, the El Quevar project, is located in the Salta Province in Argentina, a jurisdiction that has established protocols for, and has historically been receptive to, mining investment. The project is situated in an advantageous location, with nearby infrastructure, including natural gas and power, and no community in the immediate vicinity. Based on our exploration work to date, the Yaxtché zone, one of 3 currently identified primary target areas, appears to be a relatively high grade silver deposit. We also have significant opportunity for expansion as we solely control 27 concessions totaling approximately 63,000 hectares in addition to the concession on which the Yaxtché deposit is located.

        Broad Exploration Portfolio.    In addition to El Quevar, we control a portfolio of approximately 16 active exploration properties located primarily in certain traditional precious metals producing regions of Argentina, Mexico and Peru, including several focus properties in the Zacatecas state of Mexico. We have also been successful at generating value from the sale or farm-out for cash, stock and/or royalties of certain properties that do not meet our minimum economic requirements for potential advancement.

El Quevar

  Location and Access

        Our El Quevar silver project is located in the San Antonio de los Cobres municipality, Salta province, in the Altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300 kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project, which currently houses approximately 120 workers. A high tension power line is located approximately 40 kilometers from the site, and a high pressure gas line devoted to the mining industry and subsidized by the Salta government is located within 4 kilometers of the El Quevar camp.

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

  Title and Ownership Rights

        The El Quevar project is comprised of 27 concessions, including 23 exploitation concessions and four exploration concessions. In total, the El Quevar project encompasses approximately 63,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned or controlled by Silex Argentina S.A., our indirect wholly-owned subsidiary. Three of the concessions near the primary Yaxtché target are subject to options to purchase from the existing third-party concession owners. One option agreement covers the El Quevar II concession and one-half of the Castor concession, and another option agreement covers the Nevado I concession. Our remaining payments on the El Quevar II/Castor and Nevado I option agreements total $1,100,000 and $1,050,000, respectively. Assuming funding is available and the results of our additional drilling and planned economic study work are promising, we intend to make all remaining option payments by June 22, 2012.

        In addition, under the terms of the option agreements, we are required to pay a 1% net smelter return royalty on the value of all metals extracted from the El Quevar II or Nevado I concessions and one-half of the minerals extracted from the Castor concession. We are also required to pay a 3% royalty to the Salta province based on the mine mouth value of minerals. To maintain all of the El Quevar concessions, we make yearly aggregate rental payments to the Argentine government of approximately $32,000.

        The surface rights at El Quevar are controlled by the Salta Province. There are no private properties within the concession area. To date, no issues involving surface rights have impacted the project.

  Geology and Mineralization

        The geology of the El Quevar project is characterized by silver-rich veins and disseminations in Tertiary volcanic rocks that are part of an eroded stratovolcano. Silver mineralization at El Quevar is hosted within a broad, generally east-west-trending structural zone and occurs as a series of north-dipping parallel sheeted vein zones, breccias and mineralized faults situated within an envelope of pervasively silicified brecciated volcanic rocks and intrusive breccias. There are at least three sub-parallel structures that extend for an aggregate length of approximately 6.5 kilometers. Several volcanic domes (small intrusive bodies) have been identified and mineralization is also found in breccias associated with these domes, especially where they are intersected by the structures. The silver mineralization at the Yaxtché zone is of epithermal origin. The cross-cutting nature of the mineralization, the assemblage of sulfide and alteration minerals, and the presence of open spaces with euhedral minerals, all point to an origin at shallow to moderate depths (a few hundred meters below surface) from hydrothermal solutions.

        The Yaxtché deposit is one of three primary targets currently identified at the El Quevar project. As of mid February 2011, we have completed approximately 60,865 meters of diamond drilling in 268 drill holes. Of these holes, 195 were drilled to test the main Yaxtché zone for potential mineralization, with about 66% of the holes intersecting significant silver mineralization. Our work indicates that the Yaxtché central zone is at least 650 meters in strike length, with other drilling results to the east and west indicating a total length of more than 1,500 meters, and between 40 to 150 meters in width. Our drilling further indicates that the silver mineralization is continuous laterally and to depths of 350 meters below surface in the main area.

August 2010 Technical Report

        We continued to conduct exploratory drilling at the Yaxtché zone throughout 2010. The additional drill holes include infill drilling in the Yaxtché central zone and holes in the east and west extensions of the Yaxtché central zone. Utilizing this additional infill and step-out drilling, Micon International Limited ("Micon") prepared technical reports for the El Quevar project. The reports, completed in August 2010, were prepared in accordance with the requirements of the SEC's Guide 7 and Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects, of the Canadian Securities Administrators ("NI 43-101").

        Data from 168 drill holes was used in the August 2010 estimate. The August 2010 resource estimate assumes highly selective underground mining with continuity along strike and down dip supported by geologic interpretation of almost all holes logged to date in the mineralized zone. We have assumed concentration by flotation.

        According to the August 2010 Micon technical report, estimated mineralized material in the Yaxtché zone at a cut-off grade of 100 grams of silver per tonne was as follows:

Tonnes (000s)	Average silver grade (g/tonne)
902	310

        The Micon resource estimate assumed a three meter minimum mining width, which results in a partially diluted resource grade of drill hole assay values. Micon also capped the grade at 3,000 grams per tonne of silver for the entire resource. The capping technique tends to reduce the overall grade and contained ounces.

        "Mineralized material" as used in this annual report, although permissible under SEC's Guide 7, does not indicate "reserves" by SEC standards. The Company cannot be certain that any part of the Yaxtché deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves." Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

  Underground Exploration and Preliminary Economic Assessment

        We are currently conducting additional drilling to better define the resource and constructing an underground drift to obtain further information on the continuity of mineralization, and ultimately to support a preliminary economic assessment for the El Quevar project. Work to date indicates that underground mining of the Yaxtché deposit should be more economically feasible than open pit mining methods. We believe that underground investigation will provide us with more accurate and conservative data than relying solely on drilling results. Moreover, costs spent on underground workings would not be duplicated if the project were to proceed to development and production, as we are building the underground drift to be sufficient in both size and quality to permit its use in connection with development and production.

  Sampling

        Through mid-February, 2011, we completed 268 diamond drill holes totaling approximately 61,000 meters. Drill cores are maintained in a secure facility at the El Quevar campsite before and after splitting. Golden Minerals personnel were responsible for logging, sampling, splitting, and shipping cores to the laboratory facilities. The insertion of standards and blanks is carried out at the project site, while the duplicate coarse rejects and pulps are selected by each commercial laboratory. El Quevar samples have been analyzed at two independent laboratories. The quality assurance/quality control program used at El Quevar includes regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples are used to monitor sample batches for potential sample mix-ups and to monitor the data variability as a function of laboratory error and sample homogeneity.

  Metallurgical Analysis

        We have completed metallurgical analyses of composites made from core samples from the central and west portions of the El Quevar project. This test work was focused on determining the response to various types of processing and recovery methods, including whole ore cyanidation, sulfide flotation, and a combination of cyanidation of flotation concentrates and tailings leach. As drilling activities at El Quevar have continued, our understanding of the potential orebody has increased. Based on positive test results from recent test work, the Company is developing a plan focused on processing a ratio of approximately four to one West Yaxtché material to Central Yaxtché material through a flotation plant in the initial three years of operations, and processing a ratio of approximately one to one West Yaxtché material to Central Yaxtché material through a combined flotation and cyanide circuit commencing in the fourth year of operations. Tailings from the early years of operation from Central Yaxtché would be segregated, and could be reclaimed and processed in the cyanide circuit, which would increase silver production from the fourth year of operations.

  Advancement of El Quevar

        We anticipate spending approximately $59.5 million during 2011 in connection with the advancement of the Yaxtché deposit at El Quevar for engineering, construction and related costs associated with the underground drift. The actual amount required could vary substantially from this estimate based on the results of our preliminary economic assessment. If the project advances to development and construction, we would need to obtain additional external financing. There can be no assurance that additional expenditures will demonstrate the economic viability of the project.

  Environmental Liability and Permitting

        We have obtained all necessary permits for our current exploration activities at the El Quevar project. In order to construct the underground drift and related workings as described above, we obtained a permit from the Mining Secretary of the Salta Province, Argentina in January 2010. If the El Quevar project proceeds to development and construction, we will be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina. We have selected an environmental contractor, completed the environmental baseline studies, and initiated the environmental impact assessment process required to support the permits necessary for construction and operations. While we are not aware of any significant obstacle to obtaining the required permits, we have not yet formally begun to seek the necessary approvals.

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

Certain Laws Affecting Mining in Argentina

        According to Argentine law, mineral resources are subject to regulation in the provinces where the resources are located. Each province has the authority to grant exploration permits and exploitation concession rights to applicants. The Federal Congress has enacted the National Mining Code and other substantive mining legislation, which is applicable throughout Argentina, however each province has the authority to regulate the procedural aspects of the National Mining Code and to organize the enforcement authority within its own territory.

        In the province of Salta, where the El Quevar project is located, all concessions are granted by a judge in the Salta Mining Court. The types of mineral concessions relevant to the El Quevar project are exploration concessions and exploitation concessions. Exploration concessions are granted for up to 1,100 days depending on the size of the concession. The size of an exploration concession must be reduced periodically unless the owner applies to the Salta Mining Court to convert it, or at least part of it, to an exploitation concession. Exploitation concessions are subject to a yearly payment, which is fixed each year by the federal government. For 2010, we paid a total of approximately $36,000 to maintain our El Quevar exploitation concessions, and we expect our total payments in 2011 to be approximately $32,000. An exploration plan must be filed for each exploration concession along with an environmental report that must be approved by the provincial mining authority. Additional environmental reports are required on a bi-annual basis while the exploration concession is valid. Upon expiration of the exploration concession, all data and documentation from the activities carried out on the concession must be filed with the provincial mining authority.

        Exploitation concessions may be granted if any mineral discovery is made either by the concessionaire or authorized third parties. An exploitation concession may be maintained indefinitely by timely payment of annual fees, capital investment, and continuity of work program (exploration, infrastructure, or mining). In addition to the annual payment of maintenance fees, metals mines in the Salta Province are subject to a mine mouth royalty of 3% of metals extracted.

        Our activities in Argentina are also subject to both federal and provincial environmental laws and regulations. We currently expect the impact of such laws and regulations on El Quevar to be minimal. New legislation passed by Argentina's federal legislature intended to protect the country's glaciers could potentially affect the mining industry in Argentina. In order to offset the effect of the new legislation, many provincial legislative bodies, including those in the province of Salta, have passed or have indicated that they expect to pass their own glacier-related legislation. Neither the federal nor the provincial legislation is currently expected to affect the El Quevar project.

Taxes in Argentina

        Argentina has a federal income tax rate of 35%, and the income tax law allows for a five year carryforward of net operating losses. Argentina has several taxes in addition to income tax. The more significant taxes under the general tax system include (i) a Value Added Tax ("VAT") charged at an average rate of 21% for the majority of goods and services provided in Argentina, as well as for imports into Argentina, unless specifically exempted, and which is refunded through exports or other procedures; (ii) an import duty for goods and services entering the country, unless specifically exempted due to the mining investment legislation or free trade agreements; (iii) a provincial gross receipts tax of 1% applied to non-exported sales transactions in addition to VAT; (iv) a minimum presumed tax equivalent to 1% of the total asset value of an entity; (v) a wealth tax of 0.5% of the equity value of an entity; (vi) a bank tax of 0.6% of each debit and credit transaction and (vii) a stamp tax of 1% applied over the gross value of executed agreements. For the metals extraction business, there is a 5% royalty on the mine mouth value of the mineral extracted for those companies not inscribed under the Argentina Mining Investment Law (described below). Also, for exported minerals, Argentina imposes an export tax of 5% for silver doré and 10% for silver concentrates.

        The tax laws applicable to exploration, prospecting, development, and mining extraction, as set forth in the Argentina Mining Investment Law, as well as other legislation provide for significant benefits to the general tax system for those companies inscribed under this law and which meet certain conditions. These benefits include: (i) fiscal stability; (ii) double deductions for certain exploration costs; (iii) voluntary accelerated depreciation; (iv) import duty exemptions; (v) an exemption from the minimum presumed tax, the provincial gross receipts tax and the stamp tax described in the previous paragraph; (vi) a decrease from 5% to 3% on the royalty on minerals extracted; and (vii) a partial refund of the export tax on doré and concentrate. A fiscal stability agreement with the federal government can be obtained with a term of 30 years from the date a project's economic feasibility is presented to the government along with the corresponding application. During the 30 year term, in general, a party to such an agreement with the federal government will not suffer a change in its total effective tax rate. New taxes or increases/decreases in tax rates could occur while keeping the effective tax unchanged. Assuming the El Quevar project's economic feasibility is demonstrated, we expect to be able to obtain a fiscal stability agreement and be eligible for the other benefits described above. However, a fiscal stability agreement does not limit changes in VAT, contributions to the social security system, provincial mining royalty, indirect taxes, or partial refund of the export tax, and it does not prevent the government from extending rules passed for a specified term or exempt the government from eliminating tax exemptions that have a scheduled date of expiration. Also, for companies that initiate production, VAT paid on the import and purchase of goods and services is refunded through exports. On the other hand, for companies that do not initiate production, so long as the company remains an exploration company, VAT paid on the import and purchase of goods and services used to carry out exploration activities that remains as a credit for greater than 12 months may be refunded. Argentina also allows for the exemption from import duties when importing capital goods and special equipments or components, spare parts of said goods, or leased goods used to carry out mining and exploration activity defined by the Mining Department.

        As mentioned in the preceding paragraph, the Argentina Mining Investment Law provides a double deduction on certain mining related costs. If we begin production at El Quevar, activities such as prospecting, exploration, special studies of mineralogy, metallurgy, feasibility and pilot plant studies may be offset 100% against taxable profits, and such costs may also be depreciated for tax purposes. In addition, we may benefit from tax depreciation on an accelerated basis on investments in infrastructure, machinery, equipment and vehicles used in developing production capacity or carrying out new mining projects.

Exploration Properties

        In addition to El Quevar, we own and control a portfolio of approximately 16 active exploration properties located primarily in South America and Mexico. In evaluating whether an exploration project warrants potential future development, we establish minimum requirements for reserves and annual saleable metal production rates and estimated mine development, capital and operating cost requirements. We seek to generate value from exploration properties that do not satisfy our minimum economic requirements through sale or farm-out of the property to a third party, and/or through retaining a royalty interest.

        The map below shows the location of our El Quevar project, our Zacatecas project, and certain of our other exploration projects:

Zacatecas (Mexico)

        Our 100% controlled Zacatecas silver and base metals project in Mexico is in an advanced stage of exploration. Although we believe that the Zacatecas project may contain significant silver and/or other mineralization, we have not completed a feasibility study on the property, and the property may not advance further.

  Location and Access

        The Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. All of our Zacatecas properties can be easily reached within 10 kilometers from the city of Zacatecas by paved and dirt roads. A location map is shown below.

ZACATECAS PROPERTY LOCATION
RIO GRANDE
Microondas Project
SOMBRERETE
SAIN ALTO
Presa Cazadero
MEXICO
ZACATECAS STATE
GULF OF MEXICO
N
VILLA DE COSS
FRESNILLO
VILLA GONZALEZ
ZACATECAS PROJECT
SAN LUIS POTOSI
Santa Rosa Project
VICTOR ROSALES
PANUCO
EXPLANATION
PAVED ROADS
POWER LINES
CITIES, TOWNS
RAILROAD
ZACATECAS CITY
TRANCOSO
PANFILO NATERA
GARCIA SALINAS
San Jeronimo Project
OJO CALIENTE
40 Km

  Title and Ownership Rights

        We own or control approximately 190 concessions totaling approximately 15,000 hectares in the Zacatecas project. Of these concessions, all but four are currently owned exclusively by us, and those four concessions are under our exclusive control under purchase options with private third-party owners. The purchase options require option payments of $375,000 in 2011 and $204,000 in 2012. To maintain all of the concessions, we also pay approximately $62,500 per year to the Mexican government. We are party to a finder's fee agreement with an individual, which requires that we pay a 1% net smelter return royalty on any mineral production from certain of our Zacatecas claims.

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

MEXICO
Gulf of Mexico
Pacific Ocean
PARRAL
SAN FRANCISCO DEL ORO
GUANACEVI
PITARRILLA
SANTA ISABEL
TORREON
MONTERREY
SAN SEBASTIAN
AVINO
DURANGO
JIICROONDAS
SAN MARTIN
FRESNILLO
ZACATECAS
EL SAUCITO - JUANICIPIO
ZACATECAS DISTRICT
SANTA ROSA
REAL DE ANGELES
ABALENA
SAN LUIS POTOSI
AGUASCALIENTES
GUANAJUATO
PRODUCER
ADVANCED PROJECTS
GOLDEN MINERALS PROJECTS
0
150
KILOMETERS

  Exploration Activities

        From 1994 to 2005, we performed sporadic reconnaissance work on some of the Zacatecas concessions, including taking approximately 2,000 surface samples. In 2006, we began systematic reconnaissance work on all concessions that we controlled. On the basis of this and our previous work in the Zacatecas region, we identified the Pánuco, Muleros, El Cristo, San Manuel-San Gil, San Pedro de Hercules, and Adriana areas of interest. In these areas, we performed more detailed mapping work, as well as trenching and detailed sampling, and in the Muleros area, we completed a two-stage diamond drilling program of 37 holes totaling approximately 6,800 meters. We have also completed a first stage drilling program and are currently conducting a second stage drilling program at the Pánuco target, which is located in the northeastern part of the Zacatecas district about 10 kilometers east of the Muleros area, and at the San Pedro de Hercules and El Cristo targets, located in the southern and central part of the district. We believe that each of the target areas has potential for the discovery of silver with associated base metals and gold. We have spent approximately $11.1 million through December 31, 2010 on exploration and property acquisition in the Zacatecas district.

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

        In the six target areas identified by us, rocks of the Chilitos Formation are host to the veins. The six main target areas—Muleros, Pánuco, El Cristo, San Manuel-San Gil, San Pedro de Hercules, and Adriana—are described in more detail below.

  Muleros Area

        Located in the northern part of the Zacatecas Mining District, the Muleros area covers an area of roughly 1,800 meters by 2,400 meters, where four sub-parallel epithermal vein-faults outcrop. The veins are composed of quartz and calcite, and contain silver mineralization associated with minor antimony and lead and zinc. The main vein system bears N40° to 70°W and dips 60° to 85° mainly to the southwest, with thicknesses that vary from 0.1 meters to 6.2 meters, and lengths from 1,000 to 2,500 meters, with shorter offshoots. The total length of all the outcropping veins is about 6,500 meters, and the total length of the inferred veins (i.e., those that do not continuously outcrop) is 2,100 meters, with an average width of 1.33 meters. From 2006 to the present, we have taken approximately 1,100 surface samples from outcrops and trenches.

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

        We are currently conducting a second phase drill program consisting of 18 to 20 diamond core holes totaling about 4,000 meters at an estimated cost of approximately $700,000. If the results from this work appear promising, we intend to conduct additional drilling and analytical work to advance the project in 2011.

  El Cristo Area

        Located in the central portion of the Zacatecas Mining District, the El Cristo area covers a surface area of 800 meters by 2000 meters, where five sub-parallel epithermal quartz-calcite veins outcrop. These veins correspond to the northwestern extension of the Vetagrande vein system. From 2006 to October 2008, we took approximately 1,000 surface samples from outcrops and trenches, of which 516 are from the veins. These samples have returned silver and gold values, with anomalous values in copper, lead and zinc. The average vein width is 1.5 meters. The main vein system bears N50 to 60° W and dips 60 to 80° SW, with thicknesses varying from 0.15 meters to 5.0 meters, and lengths from 500 to 2,400 meters, with shorter offshoots. The total length of the outcropping veins and their respective offshoots is approximately 8,000 meters.

        The area has been mapped at a 1:2,500 scale and we completed an environmental impact report in June 2007. We completed an exploration program during 2010 including 2,850 meters in eight drill holes within a 1.6 kilometer long portion of the vein zone at an estimated cost of approximately $500,000. Our drilling intercepted several veins in the zone and returned values in lead and zinc in the 1% to 5% combined range over widths of one to three meters. Values of silver and gold were uniformly low.

  San Manuel-San Gil Area

        Located in the central portion of the Zacatecas Mining District, the San Manuel-San Gil area covers an area of 8 square kilometers, where sub-parallel epithermal veins and alteration zones outcrop. The main vein system bears N60W to East-West and dips to the north and south, with thicknesses varying from 0.10 meters to 7 meters, and lengths from 400 to 1,400 meters with shorter offshoots. The total length of all the outcropping veins and their respective offshoots is about 7,000 meters, with an average width of 1.2 meters. We have taken 167 chip-channel samples that have returned silver and gold values, and highly anomalous values in copper, lead and zinc.

        We previously carried out a geochemical soil sampling program in an area measuring 4.2 kilometers by 2 kilometers with east-west lines every 100 meters and samples every 50 meters. A total of 785 samples were taken. The strongest anomaly in silver, gold and copper is located in the southeastern portion of the area.

        We have planned an exploration program including approximately 2,000 meters of drilling at an estimated cost of $350,000 to test this target.

  San Pedro de Hercules

        Located in the southern part of the district, the San Pedro de Hercules target consists of a series of west-trending quartz veins and stockwork zones cutting Tertiary volcanic rocks. Surface sampling has returned encouraging values in silver, lead and zinc, with several samples containing more than 200 grams per tonne silver. The area is located to the north of the Cozamin Mine of Capstone Mining and exhibits several of the characteristics of the upper portions of the Mala Noche vein system, host to Capstone's orebody.

        During 2010, we completed a drill program consisting of nine holes totaling 3,173 meters at the San Pedro de Hercules target. We intercepted interesting mineralization in several holes, including 1.15 meters averaging 2.5 grams per tonne gold, 240 grams per tonne silver, 0.59% lead and 2.53% zinc in hole SJ-10-02 and 2.05 meters averaging 602 grams per tonne silver, 0.62% lead and 1,87% zinc in hole SJ-10-03. We think this can be compared favorably with the upper zone at the nearby Cozamin mine and the potential for higher copper grade at depth may be good. We plan to drill several holes in 2011 to test the deeper parts of the vein system at a cost of about $350,000.

  Adriana

        We have recently identified a prospective copper-silver target in the southern part of the Zacatecas district that we plan to test by drilling in 2011. The Adriana area is located to the west of Capstone Mining's Cozamin mining property, where they recently announced the discovery of significant copper-silver mineralization in the footwall of the Mala Noche vein, the principal host of the mineralization in the Cozamin mine. Our claims abut the Capstone claims immediately to the west of their property. We have determined that both the Mala Noche structure and the footwall structure extends onto our property. Our mapping and sampling has traced these structures for more than one kilometer to the west and northwest and we have obtained copper, zinc and silver values from sampling that appear to be consistent with the upper part of the Mala Noche vein. Capstone has drilled exploration holes within 50 meters of our common property boundary. We plan an initial drill program of five holes totaling 2,100 meters at a cost of about $350,000 early in 2011. If our results are promising, we plan to conduct additional drilling.

Other Exploration Properties

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

  Matehuapil (Mexico)

        The Matehuapil Project is located in northeastern Zacatecas state in central Mexico. Significant projects in the region surrounding Matehuapil include the Peñasquito Mine, the Concepcíon del Oro district and the new Camino Rojo discovery. The project currently includes two concessions totaling approximately 12,000 hectares, and we have a joint venture agreement with Almaden Minerals Ltd. under which we may earn a 60% interest in the properties by making certain payments to Almaden and conducting work programs over a six year period. We have applied for additional property in the area that will be owned solely by Golden Minerals.

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

        In addition to these types of deposits, we have indentified an area of altered intrusive and sedimentary rocks that contain potentially significant amounts of gold. This area, called Rabioso, is located in the northwest portion of the Matehuapil concession and contains an exposure of oxidized altered intrusive rock cut by numerous fractures and veinlets. Sampling of this area has indicated that gold values are present over an exposed area of the intrusive of approximately 250 meters by 800 meters and are also found in the adjacent altered sedimentary rocks to a lesser degree. Our work has included trenching and the excavation of pits to obtain material for analysis and the compilation of detailed geological information. This work has indicated that the possibility of a large disseminated gold deposit exists at the Rabioso target.

        We completed an initial drill test of 11 holes totaling approximately 3,000 meters at a cost of about $500,000 in the third quarter of 2010. Our results were mixed, with few intervals of more than one meter returning greater than 1.0 g/t gold. We are reviewing our results and the other target areas on the project before reaching a decision regarding the project.

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

        We completed an initial drill test of 10 holes totaling approximately 2,500 meters at a cost of about $400,000 in the third quarter of 2010. We did not encounter the targeted intrusive rocks in this program. We believe that the potential for discovery remains. We plan to conduct an additional geophysical survey before undertaking more drilling.

Reconnaissance Properties

        In addition to our exploration properties, we have approximately 50 reconnaissance properties. Reconnaissance properties are those properties on which we are conducting preliminary sampling and geological analysis to determine the best potential areas for more detailed exploration.

Farm-outs, Royalties and Other Dispositions

        Exploration properties that we decide not to advance are evaluated for joint venture, sale of all or a partial interest, and royalty potential. In evaluating whether an exploration project warrants future expenditure, we establish minimum requirements for reserves and annual saleable metal production rates and estimate mine development, capital and operating cost requirements to determine if developing the project is economically viable. Exploration properties that do not satisfy the minimum economic requirements may generate value through sale or farm-out to third parties, or through retaining royalty interests. We have minority ownership interests and/or royalties in the following properties that were once part of our exploration portfolio:

  •
  Platosa Royalty (Mexico).  During 2004, we sold to Excellon the mineral rights to a portion of our Platosa silver-lead-zinc property in Mexico, and we retained a 3% net smelter return royalty interest. In November 2009, we sold our 49% joint venture interest in the Platosa project to Excellon. We received a cash payment of $2.0 million and retained a 1% net smelter return royalty over the joint venture properties.

  •
  Zacatecas Royalty (Mexico).  In August 2009, we sold to a subsidiary of Capstone Mining Corp. the mineral rights to a portion of our Zacatecas project in Mexico; namely, the Esperanza, San Francisco, and Santa Rita concessions immediately adjacent to Capstone's Cozamin Mine. The purchase price we received for the three concessions included (a) an initial payment of $1.0 million, (b) future cash payments of a net smelter return of 1.5% on the first one million tonnes of production from the acquired claims, and (c) cash payments equivalent to a 3.0% net smelter return on production in excess of one million tonnes from the acquired claims. Additionally, the net smelter return on production in excess of one million tonnes escalates by 0.5% for each $0.50 increment in copper price above $3.00 per pound of copper. There is currently no production on these concessions.

  •
  Paca Pulacayo (Bolivia).  In January 2011, we closed a purchase and sale agreement with Apogee Minerals Limited ("Apogee") whereby we sold to Apogee all of the issued and outstanding shares of a Bolivian subsidiary which holds a 100% interest in the Paca Pulacayo property in Bolivia. Pursuant to the agreement, Apogee issued to us 5,000,000 of its common shares. Eighteen months following the closing of the transaction, Apogee will issue to us an additional 3,000,000 of its common shares and pay us a cash fee in the amount of $500,000.

Executive Officers of Golden Minerals

        We have five executive officers: our President and Chief Executive Officer, one Executive Vice President, and three Senior Vice Presidents (including our Chief Financial Officer). Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Jeffrey G. Clevenger Colorado, USA	61	Chairman, President and Chief Executive Officer
Jerry W. Danni Colorado, USA	58	Executive Vice President
Robert B. Blakestad Colorado, USA	64	Senior Vice President, Exploration and Chief Geologist
Deborah J. Friedman(1) Colorado, USA	58	Senior Vice President, General Counsel and Corporate Secretary
Robert P. Vogels Colorado, USA	53	Senior Vice President and Chief Financial Officer

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

        Jerry W. Danni.    Mr. Danni was appointed Executive Vice President on May 27, 2010, after serving as Senior Vice President, Corporate Affairs since March 24, 2009. Mr. Danni joined Apex Silver Mines Limited in February 2005 as the Senior Vice President, Environment, Health and Safety and in March 2005 was appointed Senior Vice President, Corporate Affairs. Prior to joining Apex Silver Mines Limited, Mr. Danni served as Senior Vice President, Environment Health and Safety of Kinross Gold Corporation from January 2000 until February 2005 and as Vice President, Environmental Affairs from July 2000 until January 2003. While at Kinross he was instrumental in the design and implementation of integrated environmental, and health and safety systems and processes for Kinross operations worldwide, and was also responsible for management of the Reclamation Operations Business Unit. From 1994 to July 2000, Mr. Danni was the Vice President of Environmental Affairs for Cyprus Climax Metals Company. Prior to working for Cyprus, Mr. Danni held senior environmental, and health and safety management positions with Lac Minerals Ltd. and Homestake Mining Company. Mr. Danni

holds a B.S. in Chemistry from Western State College, and is a member of the Society of Mining Engineers and a past director of the National Mining Association.

        Robert B. Blakestad.    Mr. Blakestad was appointed Senior Vice President, Exploration and Chief Geologist of our company on March 24, 2009. In November 2004, he was appointed as Vice President, Exploration of Apex Silver Mines Limited. Prior to joining Apex Silver Mines Limited, Mr. Blakestad served as Chief Executive Officer of International Taurus Resources from May 1998 until November 2004. He was Vice President-Exploration for Amax Gold from 1996 to 1998 and Exploration Manager for Cyprus Amax Minerals Company from 1990 until 1996. He held various positions at Homestake Mining Company from 1979 until 1990, beginning as a Senior Geologist and rising to the position of Manager, U.S. Reconnaissance. Mr. Blakestad holds a B.S. in Mining Engineering from the New Mexico Institute of Mining and Technology and an M.S. in Geology from the University of Colorado. He is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers and of the Society of Economic Geologists. He holds professional certifications from the State of Washington and the Province of Nova Scotia.

        Deborah J. Friedman.    Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary of our company on March 24, 2009. She was previously appointed Senior Vice President, General Counsel and Corporate Secretary of Apex Silver Mines Limited in July 2007. Ms. Friedman is also currently a partner at Davis Graham & Stubbs LLP, where her practice focuses primarily on securities, finance and transactional matters for publicly- traded mining companies. She was on leave from Davis Graham & Stubbs LLP from July 2007 to May 2009 while she was employed by Apex Silver Mines Limited. Ms. Friedman has been a partner at Davis Graham & Stubbs LLP since August 2000 , and she was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J.D. from The University of Michigan Law School.

        Robert P. Vogels.    Mr. Vogels was named Senior Vice President and Chief Financial Officer of our company on March 24, 2009. Mr. Vogels served as Controller of Apex Silver since January 2005 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited's Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked from 1985 through October 2002 for Cyprus Amax Minerals Company, which was acquired in 1999 by Phelps Dodge Corp. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002. Mr. Vogels began his career in public accounting as a CPA. He holds a B.Sc. in accounting and an MBA degree from Colorado State University.

Metals Market Overview

        We have targeted exploration properties that potentially contain silver or other precious metals, including gold. Descriptions of the markets for these metals are provided below.

 Silver Market

        Silver has traditionally served as a medium of exchange, much like gold. Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make it a widely used industrial metal. While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are industrial, primarily in electrical and electronic components, photography, jewelry, silverware, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, new uses of silver are being developed in connection with the use of superconductive wire and radio frequency identification devices.

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. The CPM Group, a precious metal and commodities consultant, estimates in its Yearbook 2010 that approximately 70% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits.

        The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 11, 2011, the closing price of silver was $30.00 per troy ounce.

	Silver
Year	High	Low
2005	$9.23	$6.39
2006	$14.94	$8.83
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011*	$30.67	$26.68

*
Through February 11, 2011.

Employees

        We currently have approximately 205 employees, including 12 working out of our office in Golden, Colorado, approximately 65 working out of our various foreign exploration offices, and approximately 130 working in Argentina in connection with the El Quevar project.

Competition

        As an exploration stage company, we compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. In addition, we compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. The metals markets are cyclical and our ability to maintain our competitive position over the long term will be based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

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

Risks related to our business

We expect to incur operating losses at least through 2011 and our profitability in the foreseeable future depends entirely on the success of the El Quevar project, which has not been shown to contain proven or probable mineral reserves.

        We have a history of losses and we expect that we will continue to incur operating losses unless and until such time as our El Quevar project in Argentina or another of our exploration properties enters into commercial production and generates sufficient revenue to fund continuing operations. We are focused primarily on the advancement of El Quevar.

        Neither the El Quevar project, nor any of our other properties, has been shown to contain proven or probable mineral reserves and expenditures made in the exploration of our properties may not result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and we cannot assure you that any mineral deposit we identify will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver from discovered mineralization will in fact be realized.

        Micon completed a technical report on the Yaxtché deposit of our El Quevar property, which indicates the presence of "mineralized material." See "El Quevar—Geology and Mineralization—August 2010 Technical Report." Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates will be accurate or that proven and probable mineral reserves will be identified at El Quevar or any of our other properties. Even if we establish the presence of reserves at a project, the economic viability of the project may not justify exploitation. We plan to spend significant amounts on the advancement of El Quevar prior to establishing the economic viability of the project in a technical report compliant with NI 43-101.

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

We have no current source of revenues and will continue to require substantial external financing to pay our operating and general and administrative expenses, continue the advancement of the El Quevar project and fund our exploration activities.

        From our incorporation in March 2009 through June 30, 2010, our revenues consisted primarily of the management fees paid to us under a management services agreement with Sumitomo under which we managed the San Cristóbal mine in Bolivia for Sumitomo. The management services agreement was terminated at the end of June 2010. We do not currently anticipate that we will seek or obtain other mine management services agreements in the future, and thus do not expect to receive future revenue from the performance of mine management services.

        Unless and until we commence production at the El Quevar project or acquire a producing mine, we will be required to continue to raise funds from external sources in order to pay our operating and general and administrative expenses, advance the El Quevar project, maintain our exploration properties and continue our exploration activities. If the El Quevar project proceeds to development and construction, we anticipate that we would need to raise additional capital during 2011 or 2012. The size and capital cost for a possible mine and processing facilities at El Quevar have not been determined and would depend, among other things, on the results of our ongoing drilling programs to further define the extent of the Yaxtché deposit. If the deposit is larger than we originally anticipated, we expect that the mine and related facilities would be larger than originally anticipated with resulting increases in capital and other costs. The actual amount required would be based on the final results of the proposed feasibility study. We do not have a credit agreement in place and believe that securing credit for the development and construction of the El Quevar project may be difficult given our limited history and continuing volatility in global credit markets. We cannot assure you that we will be able to obtain the necessary financing for the El Quevar project on favorable terms or at all. Failure to obtain sufficient financing may also result in the delay or indefinite postponement of exploration activities at our other properties.

We depend on the services of key executives.

        Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Jeffrey Clevenger, Jerry Danni, Robert Blakestad and Robert Vogels. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business and our ability to manage and succeed in our exploration activities.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Our future growth and profitability will depend, in large part, on our ability to identify and acquire additional mineral rights, and on the costs and results of our continued exploration programs. Competition for attractive mineral exploration properties is intense. Our strategy is to seek to identify reserves through a broad program of exploration. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  •
  establish mineral reserves through drilling and metallurgical and other testing techniques;

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

  •
  supply of, and demand for, silver, zinc, lead, gold, copper and other metals;

  •
  speculative activities and producer hedging activities;

  •
  expectations for inflation; and

  •
  political and economic conditions.

        Future weakness in the global economy could increase volatility in metals prices or depress prices, which could in turn make it uneconomical for us to continue our exploration activities. Volatility or sustained price declines may also adversely affect our ability to build our business.

If we are unable to obtain all of our required governmental permits or property rights, our operations could be negatively impacted.

        Our future operations, including exploration and any potential development activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. We cannot assure you that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions, challenges to the issuance of our licenses, permits or property rights, whether successful or unsuccessful, changes to the terms of our licenses, permits or property rights, or a failure to comply with the terms of any such licenses, permits or property rights that we have obtained, could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our operations. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

Lack of infrastructure could forestall or prevent further exploration and development.

        Exploration activities, as well as any development activities, depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project, or unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

Our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

        We currently conduct exploration activities almost exclusively in Latin American countries with developing economies, including Argentina, Mexico and Peru. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

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

  •
  corruption; and

  •
  unenforceability of contractual rights.

        Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration activities could adversely affect our business.

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

        We derive the rights to some of our mineral properties from leaseholds or purchase option agreements that require the payment of option payments, rent or other installment fees or specified expenditures. For example, we acquired certain of our rights on the El Quevar property through option agreements, which require aggregate payments of approximately $2.2 million over the next two years. The El Quevar property is our most advanced exploration property, and the only property on which we have estimated mineralized material. If we fail to make these payments when they are due, our rights to the property may terminate.

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

        We conduct mineral exploration activities primarily in Argentina, Mexico and Peru. These countries have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations will require us to acquire permits and other authorizations for certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could delay the commencement of production.

        Environmental legislation in many countries is evolving in a manner that will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. For example, in September 2010, the Argentine National Congress passed legislation which prohibits mining activity in glacial and surrounding areas. Although we do not currently anticipate that this legislation will impact the El Quevar project, the legislation provides an example of the evolving environmental legislation in the areas in which we operate. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

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

Our principal stockholder will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors, possibly conflicting with the interests of our other stockholders.

        Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP (collectively, "Sentient") together own approximately 19.3% of our issued and outstanding shares of common stock. In addition, Sentient currently has the right to have an observer attend our board of directors meetings, and one of our directors, Mr. Hume, is a former principal of Sentient. After March 2011, Sentient will have the right to nominate a director for election by our shareholders. Because of Sentient's major shareholding, Sentient could exert significant influence in determining the outcome of corporate actions requiring stockholder approval. This could have the effect of delaying or preventing a change in control or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3:    LEGAL PROCEEDINGS

        Apex Silver concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early 2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. Apex Silver contacted the Department of Justice and the SEC during 2006 and reported the results of the internal investigation and was informed that the SEC and Department of Justice would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, Apex Silver entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC's investigation and reached an agreement in principle with the SEC staff which, if approved, would have resolved this matter with the SEC. In August 2009, the Department of Justice informed the Company that it had closed its investigation based on, among other things, the Company's pending settlement with the SEC. On November 19, 2010, the staff of the SEC advised the Company that it intended to withdraw its enforcement recommendation and close its investigation without making an enforcement recommendation.

        On May 3, 2010, we filed a financial industry customer arbitration claim against Credit Suisse Securities (USA) LLC with the Arbitration Board of the Financial Industry Regulatory Authority (FINRA) seeking to recover damages resulting from losses realized on the sale of $32.0 million face amount of auction rate securities in the third quarter 2009. The proceeding is styled Golden Minerals Company v. Credit Suisse Securities USA (LLC), FINRA Dispute Resolution Arbitration No. 10-02061. We alleged in our Statement of Claim that Credit Suisse misrepresented or failed to disclose material facts to us regarding the risk of the securities. Credit Suisse Securities (USA) LLC filed its response on approximately July 16, 2010, generally denying the Company's allegations. We cannot predict the outcome of this proceeding.

 PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NYSE Amex, also referred to as "Amex", under the symbol "AUMN" on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the Amex from the commencement of trading on March 19, 2010 through December 31, 2010.

	High	Low	Volume Traded (shares)
2010
March*	$8.40	$7.66	774,600
April	$8.45	$7.72	859,000
May	$9.60	$7.55	823,600
June	$8.99	$7.01	592,300
July	$8.05	$6.83	511,200
August	$7.90	$7.05	316,000
September	$16.15	$7.38	2,304,000
October	$27.89	$17.05	9,373,000
November	$28.90	$23.60	5,204,700
December	$28.79	$24.12	2,157,400

*
Since March 19, 2010, the date of the first reported transaction in our common stock on Amex.

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

	High	Low	Volume Traded (shares)
2010
January	$16.00	$10.00	152,646
February	$11.20	$7.70	99,472
March*	$9.60	$8.00	33,666

*
Through March 18, 2010.

        Our common stock is also listed on the Toronto Stock Exchange also referred to as the "TSX," and trades under the symbol "AUM". The following table sets forth the high and low sales prices per share and volume traded on the Toronto Stock Exchange from the commencement of trading on July 16, 2009 through December 31, 2010.

	High(1)	Low(1)	Volume Traded (shares)
2009
July*	$3.13	$3.11	5,000
August	$4.95	$3.58	21,190
September	$7.06	$3.43	145,720
October	$8.07	$5.81	70,687
November	$7.41	$5.60	18,485
December	$11.01	$6.71	86,759
2010
January	$15.65	$10.35	172,094
February	$11.80	$8.36	52,682
March	$10.10	$7.93	132,896
April	$8.46	$7.80	384,348
May	$9.78	$7.92	305,247
June	$9.24	$7.70	179,995
July	$8.38	$7.42	119,472
August	$8.33	$7.45	87,650
September	$16.66	$7.87	854,968
October	$28.62	$17.57	1,853,344
November	$29.79	$23.21	1,035,831
December	$29.49	$25.04	411,182

*
Since July 16, 2009, the date of the first reported transaction in our common stock on the TSX.

(1)
All Canadian share prices were converted to U.S. dollars based on a noon exchange rate of 1.0098, as reported by the Bank of Canada, as of February 11, 2011. On February 11, 2011, the closing sales price for common stock was Cdn$22.35 per share on the Toronto Stock Exchange ($22.57, as converted to U.S. dollars).

        As of February 11, 2011, we had 42 holders of our common stock of record based upon the stockholders list provided by our transfer agent, Olympia Trust Company.

Dividends

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the development and growth of our business. In addition, our Amended and Restated Certificate of Incorporation and Bylaws prohibit payment of dividends (in a single distribution or series of distributions) in excess of $1.5 million until after March 24, 2011. Our board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law.

Use of Proceeds from March 2010 Offerings

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

        Of the approximately $35.0 million in net proceeds received from the public offering and Sentient private placement, through December 31, 2010, we have spent an estimated $20.5 million in connection with the exploration, construction of an underground drift and related infrastructure and the continued work on the economic study for the Yaxtché deposit at our El Quevar project, and an estimated $13.3 million to fund exploration activities on our remaining portfolio of exploration properties. Remaining amounts are being held as cash or short term investments.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data for all periods presented has been derived from our audited financial statements for that period. Apex Silver emerged from Chapter 11 reorganization on March 24, 2009, and the Company became the successor to Apex Silver for purposes of reporting under the U.S. federal securities laws. In the table below references to "Successor" refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11. References to "Predecessor" refer to the accounts of Apex Silver and its subsidiaries prior to March 25, 2009. Our financial statements are reported in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

		The Year Ended December 31, 2009
		For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31,
	The Year Ended December 31, 2010
				2008	2007	2006
		(Successor)	(Predecessor)
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$11,216	$11,067	$1,350	$5,400	$5,400	$2,640
Income (loss) from continuing operations(1)	$(33,274)	$(20,276)	$243,621	$(69,734)	$(51,209)	$(11,893)
Income (loss) from continuing operations per common share	$(3.72)	$(6.78)	$4.13	$(1.18)	$(0.87)	$(0.21)

	At December 31,		At December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$135,618	$21,700	$606,347	$1,324,911	$1,270,096
Long term liabilities	$802	$651	$73,504	$1,040,098	$1,278,474
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)
The Predecessor period ended March 24, 2009 includes a $248.2 million gain from extinguishment of debt and a $9.1 million fresh start accounting gain both related to the reorganization and emergence from Chapter 11 bankruptcy. Amounts shown for the years ended December 31, 2008, 2007 and 2006 include gains and losses related to Apex Silver's open metals derivative positions, including realized cash losses related to the settlement of the positions during 2008 and 2007 and unrealized mark-to-market gains and losses during 2008, 2007 and 2006. The 2008 amount also includes a $63.1 million gain related to the sale of our retained interest in Sumitomo's share of future silver and zinc production from the San Cristóbal mine. The 2006 amount also includes a $199.6 million gain related to the sale to Sumitomo of a 35% interest in the subsidiaries that own and operate the San Cristóbal mine.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes beginning on page F-1 in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in this annual report on Form 10-K.

Our Company

        Golden Minerals was incorporated in Delaware in March 2009, and is a mineral exploration company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

        During the year ended December 31, 2010, our only sources of income were fees under the San Cristóbal Management Services Agreement (the "Management Agreement") with Sumitomo, royalty and interest income, and sales of non-core properties. The management services agreement with Sumitomo was terminated effective June 30, 2010 as discussed in Note 13 to the Audited Consolidated Financial Statements. We incurred net operating losses for the years ended December 31, 2010 and 2009 and expect to incur a net operating loss during future periods unless and until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

        In January 2009, Apex Silver and its wholly-owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for relief under Chapter 11 bankruptcy proceedings ("Chapter 11") of the U.S. Bankruptcy Code. Upon emergence from Chapter 11 reorganization on March 24, 2009, the San Cristóbal mine was sold and Golden Minerals became the successor to Apex Silver for purposes of reporting under the U.S. federal securities laws. Apex Silver's remaining assets, including its various subsidiaries that hold the interests in our portfolio of exploration properties, were assigned to us.

        References in this discussion and analysis to "Successor" refer to Golden Minerals and its subsidiaries on or after the March 25, 2009 emergence from Chapter 11. References to "Predecessor" refer to Apex Silver and its subsidiaries prior to March 25, 2009.

2010 Highlights

        During the year ended December 31, 2010 we focused our efforts primarily on advancing our El Quevar project, on raising additional capital, and during the first six months of 2010, on managing the San Cristóbal mine for Sumitomo under the terms of the San Cristóbal Management Agreement. We have also continued to make progress in advancing the exploration of our portfolio of exploration properties. An overview of certain significant 2010 events is provided below:

  •
  In January 2010, we acquired Hochschild Mining plc's 35% interest in the Minera El Quevar S.A. joint venture for 400,000 shares of Golden Minerals common stock and warrants to acquire an additional 300,000 shares of common stock exercisable for three years at an exercise price of US$15.00 per share. The acquisition gave us 100% control over the El Quevar project. Concurrent with the Hochschild acquisition, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 844,694 shares of our common stock at purchase price of C$7.06 per share, which resulted in gross proceeds to us of approximately C$5.96 million.

  •
  On March 19, 2010, our common stock commenced trading on the NYSE Amex under the symbol "AUMN".

  •
  On March 24, 2010, we completed a public offering of 3,652,234 shares of our common stock at a public offering price of $8.50 per share. Concurrent with the public offering, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 an additional 905,065 shares of our common stock at the public offering price of $8.50 per share. The aggregate net proceeds to Golden Minerals from the sale of the shares in the public offering and the sale of the shares to Sentient was approximately $35.0 million after deducting underwriting discounts, and commissions, and expenses.

  •
  In October 2010, we completed a public offering of 4,663,250 shares of our common stock, which includes 608,250 shares issued to the underwriters upon exercise in full of their over-allotment option. All of the shares were sold at a price per share of $18.50. Concurrent with the public offering, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 an additional 1,190,031 shares of our common stock at the public offering price of $18.50, increasing their ownership percentage to 19.9% (excluding restricted common stock held by employees). The aggregate net proceeds to us from the public offering and the Sentient private placement was approximately $103.0 million after deducting underwriting discounts and commissions and estimated expenses.

  •
  During 2010 we focused on defining the extent of the Yaxtché deposit and conducting feasibility work at our 100% controlled El Quevar silver project, located in the Salta province of Argentina. The Yaxtché deposit is one of 3 principal targets currently identified at the El Quevar project. During the year we have completed approximately 9,568 meters of diamond drilling in 32 drill holes. Of these holes, 21 were drilled to test the main Yaxtché zone for potential mineralization, with about 66% of the holes intersecting significant silver mineralization. In addition, construction of the underground decline and drifts at the Yaxtché deposit has advanced approximately 340 meters and we have exposed the ore zones on two fronts. The production-sized decline will be used to confirm the resource model and mining methods, and take bulk samples for additional metallurgical testing. Other ongoing work includes metallurgical testing and process design.

  •
  Utilizing data from 168 drill holes, Micon International Limited ("Micon") completed updated technical reports for the El Quevar project in August 2010, in accordance with the requirements of the SEC's Guide 7 and NI 43-101. The reports indicate that there are an estimated 902,000 tonnes of mineralized material at an average silver grade of drill hole assay values of approximately 310 grams per tonne. The Micon resource estimate assumed a three meter minimum mining width, which results in a partially diluted resource grade. Micon also capped the grade at 3,000 grams per tonne of silver for the entire resource. The capping technique tends to reduce the overall grade and contained ounces. During the third quarter 2010 we determined that additional drilling is warranted at El Quevar to further define the extent of the resource and we have decided to delay completion of the feasibility study originally scheduled to be completed in the fourth quarter of 2010. A larger resource base may support a higher production rate than initially contemplated.

    The term "mineralized material", although permissible under SEC Industry Guide 7, does not indicate "reserves" by SEC standards. We cannot be certain that any part of the Yaxtché deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves". Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Results of Operations

        In this Form 10-K we include the historical financial statements of the Predecessor. These financial statements have been updated to reclassify the activity of the Predecessor's San Cristóbal mine and related subsidiaries to discontinued operations as the result of the sale of the San Cristóbal mine effective March 24, 2009. Because of the significant differences between the business operations of the Predecessor and Successor companies, the historical performance of the Predecessor may not be indicative of our future performance.

        For the results of continuing operations discussed below, we compare the results from continuing operations for the year ended December 30, 2010 of the Successor to (i) results of the continuing operations of the Successor for the period from March 25, 2009 through December 31, 2009 and (ii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009 and the continuing operations of the Predecessor for the year ended December 31, 2008.

        The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter of 2009 are aggregated and presented as discontinued operations of the Predecessor for the 83-day period ended March 24, 2009 and the year ended December 31, 2008. The Successor has no discontinued operations to report.

Continuing Operations

        Management Service Fees.    We recorded $11.2 million of management service fees for the year ended December 31, 2010. The management service fees are comprised of $5.5 million of fees, a $4.3 million early termination payment, as discussed above, and $1.4 million for reimbursed withholding taxes. For the year ended December 31, 2009 we recorded $12.5 million of management service fee income ($11.1 million and $1.4 million for the Successor and Predecessor, respectively). The $11.1 million of revenue is primarily related to the San Cristóbal Management Agreement and is comprised of $8.7 million of fees, including $1.1 million for a bonus earned for 2009 under the terms of the agreement, and $1.3 million for reimbursed withholding taxes. For the year ended December 31, 2008 the Predecessor recorded management service fees of $5.4. The Predecessor had entered into an agreement with Minera San Cristóbal S.A. ("MSC"), the Bolivian subsidiary which owned and operated the San Cristóbal mine, whereby it charged MSC $450,000 per month as a management service fee. This arrangement terminated on March 24, 2009, concurrent with the Predecessor's disposition of the San Cristóbal mine. None of the management service fees earned by the Predecessor pertained to the Management Agreement with Sumitomo.

        Cost of services.    We recorded $2.6 million of costs of services for the year ended December 31, 2010 compared to $3.8 million of costs of services (all related to the Successor) for the year ended December 31, 2009. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement. The Predecessor recorded no cost of services for the year ended December 31, 2008.

        Exploration.    Our exploration expenses, including property holding costs and allocated administrative expenses, totaled $13.3 million for the year ended December 31, 2010, as compared to $16.1 million ($12.6 million and $3.5 million for Successor and Predecessor, respectively) for the year ended December 31, 2009, and $25.4 million for the year ended December 31, 2008. Exploration expenses for 2010 were incurred primarily in Argentina (excluding amounts spent on the El Quevar project feasibility work) and in Mexico and Peru and include property holding costs and costs incurred by the local exploration offices. Exploration expense for 2009 was incurred primarily in Argentina, Mexico and Peru. During 2008, the Predecessor increased drilling programs and other geologic testing to increase the rate of evaluation of many of its properties. None of the exploration expenses reported relate to the San Cristóbal mine. All of Apex Silver's exploration properties were assigned to us in March 2009 in connection with the emergence from Chapter 11 proceedings.

        El Quevar project expense.    In the first quarter we began recording separately expenses related to the El Quevar project in Argentina. During the year ended December 31, 2010, we recorded $15.8 million of expenses primarily related to development of an exploration drift and drilling and engineering work on the Yaxtché deposit at the El Quevar project. In addition, during 2010 we spent approximately $3.8 million for the purchase of mining equipment that was capitalized and at December 31, 2010 we had outstanding approximately $0.9 million of advance payments to equipment manufacturers for equipment that will be delivered in 2011. We did not incur any costs related to the El Quevar project development and engineering work during the years ended December 31, 2009 and 2008.

        Administrative.    Administrative expenses totaled $8.6 million for the year ended December 31, 2010 compared to $13.2 million ($8.4 million and $4.8 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009, and $17.3 million for the year ended December 31, 2008. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of our El Quevar Feasibility work, our exploration program and our management services for the San Cristóbal mine. The $8.6 million of administrative expenses we incurred during 2010 is comprised of $2.0 million of professional fees, $4.2 million of employee compensation, $0.6 million of travel expenses and $1.8 million of rents, utilities and other office costs. The $8.4 million of administrative expenses we incurred during 2009 after emergence from bankruptcy is comprised of $2.8 million of professional fees, $3.5 million of employee compensation, $0.5 million of travel expenses and $1.6 million of rents, utilities and other office costs.

        Stock based compensation.    During the year ended December 31, 2010 we incurred expense related to stock based compensation in the amount of $3.3 million compared to expense of $4.4 million ($1.7 million and $2.7 million for Successor and Predecessor, respectively) for the year ended December 31, 2009, and $2.9 million for the year ended December 31, 2008. The 2009, $2.7 million Predecessor amount was primarily related to expense incurred related to the termination of the Predecessor's equity stock plan per the guidance of ASC 718. Stock based compensation will vary from period to period depending on the number and timing of shares granted the type of grant, the market value of the shares on the date of grant and other variables.

        (Impairment) reversal of impairment long lived assets.    During the year ended December 31, 2010 we recorded a net write-up in the carrying value of long lived assets of $0.9 million compared to a $1.7 million impairment charge during the year ended December 31, 2009. At December 31, 2009 we had recorded the carrying value of our Paca Pulacayo property as an asset held for sale. During the fourth quarter 2009 we recorded a $1.7 million impairment charge on the property to write it down to its fair value of $0.8 million at December 31, 2009. During 2010 we wrote up by approximately $1.0 million the carrying value of the Paca Pulacayo property to its fair value based on the estimated sales price less selling costs resulting in a fair market carrying value at December 31, 2010 of $1.8 million reflected as assets held for sale. During January 2011 the sale of the Paca Pulacayo property was completed. Also, during 2010 an airplane we owned was sold after recording a $0.1 million impairment charge included in the 2010 amount.

        Other Operating Income & Expense, Net.    We recorded other operating income & expense, net of $0.3 million for the year ended December 31, 2010 compared to $1.0 million ($1.0 million and $0.0 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009, and $0.0 million for the year ended December 31, 2008. The net amounts for both 2010 and 2009 consist primarily of net gains recorded on the sales of certain fixed assets and mineral properties net of exploration properties abandoned. The Predecessor recorded no such gains for the year ended December 31, 2008.

        Depreciation, depletion and amortization.    During the year ended December 31, 2010 we incurred depreciation, depletion and amortization expense in the amount of $1.1 million compared to expense of $0.7 million ($0.6 million and $0.1 million for Successor and Predecessor, respectively) for the year ended December 31, 2009, and $0.5 million for the year ended December 31, 2008. Depreciation, depletion and amortization expense increased during 2010 as the result of mining equipment placed in service during the year at our El Quevar project in Argentina. Most of the operating depreciation, depletion and amortization incurred by the Predecessor was related to discontinued operations and is included in discontinued operations on the accompanying Consolidated Statements of Operations.

        Reorganization costs.    For the year ended December 31, 2009 reorganization expenses were $4.7 million ($1.0 million and $3.7 million for Successor and Predecessor, respectively) compared to $2.2 million during the year ended December 31, 2008. The reorganization expenses relate to expenses for professional services incurred as a result of Apex Silver's bankruptcy filing and the sale of its interest in the San Cristóbal mine to Sumitomo. We incurred no such expenses for the year ended December 31, 2010.

        Loss on Auction Rate Securities ("ARS").    We had no losses related to ARS investments for the year ended December 31, 2010 compared to $3.0 million ($2.2 million and $0.8 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009 and $16.3 million for the year ended December 31, 2008. During the second and third quarters of 2009 we were able to sell all of the ARS securities in a secondary market through two brokerage firms, resulting in total proceeds of $3.0 million and the recognition of a $2.2 million loss on the sale. At December 31, 2010 and 2009 we had no remaining ARS investments.

        Interest and Other Income.    We recorded interest and other income of $0.2 million for the year ended December 31, 2010 compared to $1.3 million ($0.3 million and $1.0 million for Successor and Predecessor, respectively) for the year ended December 31, 2009 and $5.6 million for the year ended December 31, 2008. The amounts also reflect lower interest rates as compared to each preceding year.

        Royalty Income.    We recorded royalty income from the Platosa property in Mexico on which we retained a net smelter return royalty of $0.3 million as compared to $0.5 million ($0.4 million and $0.1 million for Successor and Predecessor, respectively) for the year ended December 31, 2009 and $0.4 million for the year ended December 31, 2008. During the fourth quarter 2009 we sold our interest in the Platosa property to the joint venture partner, and we received a cash payment of $2.0 million and retained a 1% net smelter return royalty. We recognized a $0.6 million gain on the transaction which is reflected in gain on disposal of assets, net on our consolidated statements of operations at December 31, 2009. The prior agreements between us and our joint venture partner were terminated in connection with the sale.

        Interest and Other Expense.    We had no interest and other expense for the year ended December 31, 2010 compared to $0.3 million (all related to the Predecessor) for the year ended December 31, 2009 and $15.8 million for the year ended December 31, 2008. Interest expense and other borrowing costs was all related to interest incurred on Apex Silver's Convertible Senior Subordinated Notes due 2024, which were cancelled on March 24, 2009 in connection with the emergence from Chapter 11 proceedings. We have no indebtedness since the emergence from Chapter 11 proceedings and consequently we have had no interest expense subsequent to that date.

        Income Taxes.    We are subject to U.S. income taxes on income derived from services provided to the San Cristóbal mine but to date we have not conducted business in the U.S. that generated significant U.S. taxable income. Our income tax provisions of $1.4 million for the year ended December 31, 2010, $1.2 million ($1.0 million and $0.2 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009 and $0.6 million for the year ended December 31, 2008, consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

        Net Loss attributable to Noncontrolling Interests (formerly Minority Interest).    For the year ended December 31, 2010 we did not allocate any losses to noncontrolling interests. For the year ended December 31, 2009 we allocated gains to the noncontrolling interest of $7.9 million (all related to the Predecessor) compared to allocated losses of $118.1 million for the year ended December 31, 2008. The 2009 amount is primarily related to Sumitomo's interest in income generated by the San Cristóbal Mine during the period. The 2008 amount is primarily related to Sumitomo's interest in certain losses related to San Cristóbal property, plant and equipment impairment charges and inventory write downs partially offset by gains related to marking Apex Silver's metal derivative positions to market. For the year ended December 31, 2010 we did not have any noncontrolling interests that participated in any of our gains or losses.

Discontinued Operations—San Cristóbal.

        During the year ended December 31, 2010 we did not have any discontinued operations to report as all discontinued operations were related to the San Cristóbal asset group which was sold effective March 24, 2009. The Predecessor reported losses from discontinued operations for the year ended December 31, 2009 of $4.2 million (all related to the Predecessor) and $166.6 million for the year ended December 31, 2008. See Note 2, "Discontinued Operations," in our Consolidated Financial Statements for detailed components of the losses from discontinued operations for each of the periods presented.

Liquidity and Capital Resources

        At December 31, 2010 our aggregate cash and short-term investments totaled $121.6 million, which included $121.0 million of cash and cash equivalents and $0.6 million of short-term investments. Our cash and short-term investment balance is significantly higher than the $9.0 million in similar assets held at December 31, 2009 due to the receipt of approximately $143.5 million in net proceeds during the year from the issuance of our common stock in two separate public offerings and two separate private placements to Sentient, proceeds of $8.7 million, net of expenses and taxes, from fees and performance bonuses related to the Management Agreement with Sumitomo, which was terminated effective June 30, 2010, and proceeds of approximately $1.4 million from royalties, interest and other asset dispositions, partially offset by $20.5 million of expenditures during 2010 on the initial feasibility work at the El Quevar project, $22.0 million of expenditures on exploration and general and administrative activities, and other changes in working capital.

        With our cash and investment balance at December 31, 2010 of $121.6 million we plan to spend the following amounts through the end of 2011 pursuant to our long-term business strategy:

  •
  Up to approximately $59.5 million to be incurred at our El Quevar project to fund the continuation of exploration drilling, underground drifting, and related technical engineering and project assessment to further define the extent of the resource before completing an economic study;

  •
  Approximately $6.0 million to fund exploration of identified targets on our portfolio of exploration properties during 2011, with the possibility of additional amounts during 2011 for early and advanced stage drilling programs, depending on the success of our targeted exploration program and generative exploration activities;

  •
  Approximately $9.5 million during 2011 on other generative exploration activities and property holding costs related to our remaining portfolio of exploration properties conducted through our principal exploration offices located in South America;

  •
  Approximately $7.5 million during 2011 on general and administrative costs, working capital and other corporate purposes.

        We plan to fund the expenditures described above from our cash and investment balances at December 31, 2010 of $121.6 million and from approximately $0.5 million from royalties and other income through the end of 2011. Based on these projections we would end the year 2011 with cash and investment balances of approximately $39.5 million.

        The actual amount that we spend through the end of 2011 may vary significantly from the amounts specified above, and will depend on a number of factors, including the results of our continued exploration activities and project assessment work at El Quevar and our other exploration properties. There can be no assurance the expenditures planned for El Quevar will demonstrate the economic viability of the project.

        If the El Quevar feasibility study is positive, significant additional capital would be required to complete development and construction of an underground mine and processing facility at El Quevar. To fund completely the El Quevar project and other exploration drilling programs beyond 2011 we will have to raise additional capital or enter into other financing arrangements. There can be no assurance that we will be successful in raising additional capital or obtaining financing in the future on terms acceptable to us or at all. If we are unable to obtain additional capital or alternative financing arrangements during 2011 or beyond, the potential development of the El Quevar project could be delayed following the completion of the preliminary economic assessment outlined above for 2011 and we may have to significantly reduce spending on other exploration projects to preserve cash.

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

        The discussion below highlights critical accounting policies for the Company. Certain other policies were relevant to the Predecessor in its capacity as the owner of San Cristóbal. See Note 3, "Summary of Significant Accounting Policies," in our Consolidated Financial Statements for a discussion of those policies.

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

Fresh Start Accounting

        Due to our emergence from bankruptcy, effective March 25, 2009, we applied fresh start accounting in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 852 "Reorganizations" ("ASC 852"). ASC 852 requires, among other things, the determination of the reorganization value of the successor upon emergence from bankruptcy. Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of our assets was determined with the assistance of a third party valuation expert and a minerals engineering firm, which used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2010:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,568	388	802	378	—
El Quevar concession payments(2)	160	32	64	64	—	(4)
Purchase option agreement payments(3)	2,150	1,400	750	—	—
Outstanding purchase orders(5)	3,329	—	—	—	—

(1)
The operating lease obligations are related to our corporate headquarters office. The current lease expires in November, 2014.

(2)
We make annual maintenance payments of approximately $32,000 to the Argentine federal government to maintain the El Quevar project concessions. These payments include payments for both owned concessions and concessions under purchase option agreements.

(3)
In addition to the annual maintenance payments to the Argentine federal government, we make payments to the current concession owners for the properties under option agreements in order to retain title to the properties. Amounts shown only include the concessions held by our wholly owned subsidiary Silex Argentina S.A., which include the Yaxtché zone, our primary area of interest. Payments associated with other concessions at the El Quevar project are not included because exploration success is historically low and we have the right to terminate the payments and release the concessions at any time.

(4)
We cannot currently estimate the life of the El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2010. If we develop a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $32,000 per year for the life of the mine.

(5)
The outstanding purchase orders are related to equipment purchases at our El Quevar project in Argentina and include $2.3 million of payments remaining for mobile equipment to be delivered in 2011.

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We invest substantially all of our excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2010, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Commodity Price Risk

        One of our primary business activities is the exploration of properties containing silver, zinc, lead, copper, gold and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties. None of our properties is in production and we do not currently hold any commodity derivative positions.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K at page F-1.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        The management of Golden Minerals Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Golden Minerals Company have been detected.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

        In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

        There have been no changes to Golden Minerals Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Golden Minerals Company's internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        None.

 PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        For Information regarding our executive officers, see "Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals."

        Additional information is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

  (3)
  The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and the Underwriters named therein, dated as of October 7, 2010.(1)
1.2	Form of Underwriting Agreement.(12)
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)
3.2	Bylaws of Golden Minerals Company.(2)
4.1	Specimen of Common Stock Certificate.(3)
4.2	Common Stock Purchase Warrant, dated January 7, 2010.(4)
10.1	Form of Indemnification Agreement.(2)
10.2	Form of Change of Control Agreement.(2)
10.3	Golden Minerals Company 2009 Equity Incentive Plan.(6)
10.4	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)
10.5	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)
10.6	Common Stock Purchase Agreement, dated December 29, 2009, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP.(8)
10.7	Purchase and Sale Agreement, dated December 31, 2009, by and among Golden Minerals Company, Silex Spain, S.L., Minera El Quevar S.A., and MH Argentina S.A.(8)
10.8	Registration Rights Agreement, dated January 7, 2010, by and among Golden Minerals Company and MH Argentina S.A.(4)
10.9	Registration Rights Agreement, dated January 7, 2010, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP, and SGRF III Parallel I, LP.(4)
10.10	Form of Non-Qualified Stock Option Award Agreement Pursuant to the 2009 Equity Incentive Plan.(10)
10.11	Subscription Agreement between Golden Minerals Company and Sentient, dated as of October 11, 2010.(1)

Exhibit Number	Description
10.12	Registration Rights Agreement, dated October 22, 2010, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP, and SGRF III Parallel I, LP.(11)
10.13	Management Services Agreement dated March 24, 2009 by and among Minera San Cristóbal, S.A., Apex Metals Marketing GmbH and Apex Silver Mines Corporation.(2)
21.1	Subsidiaries of the Company.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of Micon International Limited.*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*
Filed Herewith

(1)
Incorporated by reference to our Current Report on Form 8-K filed October 12, 2010.

(2)
Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)
Incorporated by reference to our Registration Statement on Form S-1/A filed November 16, 2009.

(4)
Incorporated by reference to our Current Report on Form 8-K filed January 13, 2010.

(5)
Incorporated by reference to our Registration Statement on Form S-3 filed July 26, 2010.

(6)
Incorporated by reference to our Registration Statement on Form S-8 filed May 8, 2009.

(7)
Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)
Incorporated by reference to our Current Report on Form 8-K filed January 5, 2010.

(9)
Incorporated by reference to our Registration Statement on Form S-1/A filed January 25, 2010.

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(11)
Incorporated by reference to our Current Report on Form 8-K filed October 26, 2010.

(12)
Incorporated by reference to our Registration Statement on Form S-1/A filed February 10, 2010.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2011	GOLDEN MINERALS COMPANY Registrant
	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 16, 2011
/s/ ROBERT P. VOGELS Robert P. Vogels	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2011
/s/ W. DURAND EPPLER W. Durand Eppler	Director	February 16, 2011
/s/ IAN MASTERTON-HUME Ian Masterton-Hume	Director	February 16, 2011
/s/ KEVIN R. MORANO Kevin R. Morano	Director	February 16, 2011
/s/ TERRY M. PALMER Terry M. Palmer	Director	February 16, 2011
/s/ DAVID WATKINS David Watkins	Director	February 16, 2011

 GOLDEN MINERALS COMPANY
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2010 and 2009	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010, the periods January 1 through March 24, 2009 and March 25 through December 31, 2009 and the year ended December 31, 2008

F-5

Consolidated Statements of Changes in Equity (Deficit) for the year ended December 31, 2010, the periods January 1 through March 24, 2009 and March 25 through December 31, 2009 and the year ended December 31, 2008

F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2010, the periods January 1 through March 24, 2009 and March 25 through December 31, 2009 and the year ended December 31, 2008	F-7
Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Golden Minerals Company:

        In our opinion, the accompanying consolidated balance sheets and the related statements of operations and comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Golden Minerals Company and its subsidiaries (Successor Company) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from March 25, 2009 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 20 to the consolidated financial statements, the Company filed a petition on March 4, 2009 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Joint Plan of Reorganization was substantially consummated on March 24, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 16, 2011

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Apex Silver Mines Limited:

        In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Apex Silver Mines Limited and its subsidiaries (Predecessor Company) for the period from January 1, 2009 to March 24, 2009, and for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 20 to the consolidated financial statements, the Company filed a petition on March 4, 2009 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Joint Plan of Reorganization was substantially consummated on March 24, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2010

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2010	December 31, 2009
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$120,990	$8,570
Investments (Note 4)	601	444
Trade receivables	—	1,460
Prepaid expenses and other assets (Note 5)	1,695	2,087

Total current assets	123,286	12,561
Property, plant and equipment, net (Note 6)	10,139	7,774
Assets held for sale (Note 6)	1,795	813
Prepaid expenses and other assets (Note 5)	398	552

Total assets	$135,618	$21,700

Liabilities and Equity (Deficit)
Current liabilities
Accounts payable and other accrued liabilities (Note 7)	$2,931	$2,428
Other current liabilities	67	63

Total current liabilities	2,998	2,491
Other long term liabilities (Note 8)	802	651

Total liabilities	3,800	3,142

Commitments and contingencies (Note 15)
Equity (Note 11)
Common stock; 50,000,000 shares authorized; 15,124,567 and 3,238,615 shares, net of 3,885 treasury shares, issued and outstanding, respectivly	152	32
Additional paid in capital	185,051	37,854
Accumulated deficit	(53,550)	(20,276)
Accumulated other comprehensive income	165	154

Parent company's shareholder's equity	131,818	17,764
Noncontrolling interest in subsidiaries (Note 12)	—	794

Total equity	131,818	18,558

Total liabilities and equity	$135,618	$21,700

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	The Year Ended December 31, 2010	The Period March 25, 2009 Through December 31, 2009	The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands except per share data)
Revenue:
Management service fees (Note 13)	$11,216	$11,067	$1,350	$5,400
Costs and expenses:
Costs of services (Note 13)	(2,566)	(3,751)	—	—
Exploration expense	(13,353)	(12,617)	(3,482)	(25,397)
El Quevar project expense	(15,755)	—	—	—
Administrative expense	(8,600)	(8,430)	(4,779)	(17,348)
Stock based compensation	(3,281)	(1,666)	(2,717)	(2,852)
(Impairment) reversal of impairment of long live assets	873	(1,687)	—	—
Other operating income, net	311	1,043	—	—
Depreciation, depletion and amortization	(1,095)	(626)	(102)	(527)

Total costs and expenses	(43,466)	(27,734)	(11,080)	(46,124)

Loss from operations	(32,250)	(16,667)	(9,730)	(40,724)
Other income and expenses:
Interest and other income	178	260	1,010	5,553
Royalty income	314	399	88	351
Interest and other expense	—	—	(345)	(15,848)
Loss on foreign currency	(89)	(69)	(13)	(32)
Gain on extingushment of debt	—	—	248,165	—
Loss on auction rate securities	—	(2,199)	(828)	(16,263)
Reorganization costs, net	—	(1,032)	(3,683)	(2,153)
Fresh start accounting adjustments	—	—	9,122	—

Other total income and expenses	403	(2,641)	253,516	(28,392)

Income (loss) from continuing operations before income taxes	(31,847)	(19,308)	243,786	(69,116)
Income taxes	(1,427)	(968)	(165)	(618)

Net income (loss) from continuing operations	(33,274)	(20,276)	243,621	(69,734)
Loss from discontinued operations	—	—	(4,153)	(166,625)

Net income (loss)	$(33,274)	$(20,276)	$239,468	$(236,359)
Net (income) loss attributable to noncontrolling interest	$—	$—	$(7,869)	$118,122

Net income (loss) attributable to the Successor/Predecessor stockholder's	$(33,274)	$(20,276)	$231,599	$(118,237)

Other comprehensive gain (loss):
Unrealized gain (loss) on securities	$11	$154	$940	$(441)

Comprehensive income (loss) attributable to Successor/Predecessor stockholder's	$(33,263)	$(20,122)	$232,539	$(118,678)

Net income (loss) per Common/Ordinary Share—basic
Income (loss) from continuing operations attributable to the Successor/Predecessor stockholders	$(3.72)	$(6.78)	$4.13	$(1.18)
Income (loss) from discontinued operations attributable to the Successor/Predecessor stockholders	—	—	(0.20)	(0.82)

Income (loss) attributable to the Successor/Predecessor stockholders	$(3.72)	$(6.78)	$3.93	$(2.01)

Net income (loss) per Common/Ordinary Share—diluted
Loss from continuing operations attributable to the Successor/Predecessor stockholders	$(3.72)	$(6.78)	$(0.06)	$(1.18)
Loss from discontinued operations attributable to the Successor/Predecessor stockholders	—	—	(0.17)	(0.82)

Loss attributable to the Successor/Predecessor stockholders	$(3.72)	$(6.78)	$(0.23)	$(2.01)

Weighted average Common Stock/Ordinary Shares outstanding—basic	8,947,739	2,989,562	59,000,832	58,947,025

Weighted average Common Stock/Ordinary Shares outstanding—diluted	8,947,739	2,989,562	69,171,400	58,947,025

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

	Common Stock				Accumulated Other Comprehensive income (loss)
			Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
	(in thousands except share data)
(Predecessor)
Balance, December 31, 2007	58,909,625	$589	$677,203	$(761,783)	$(110)	$—	$(84,101)
Stock compensation accrued	—	—	3,698	—	—		3,698
Stock granted as compensation ($15.91 per share)	91,207	1	—	—	—		1
Unrealized loss on marketable equity securities	—	—	—	—	(441)		(441)
Capital contributions	—	—	—	—	—	167,329	167,329
Interest payable to non controlling interest	—	—	—	—	—	19,737	19,737
Line of credit barrowings	—	—	—	—	—	150,000	150,000
Net loss	—	—	—	(118,237)	—	(186,274)	(304,511)

Balance, December 31, 2008	59,000,832	$590.0	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to non controlling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	—	(389)
Elimination of Predecessor Noncontrolling Interest	—	—	—	—	—	(170,060)	(170,060)

Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—
(Successor)
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)

Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	771	—	—	(794)	(19)
Private placements, net	2,939,790	30	34,592	—	—	—	34,622
Public offerings, net	8,315,484	83	108,753	—	—	—	108,836
Stock compensation accrued	255,750	3	3,278	—	—	—	3,281
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized gain on marketable equity securities	—	—	—	—	11	—	11
Net loss	—	—	—	(33,274)	—	—	(33,274)

Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	The Year Ended December 31, 2010	The Period March 25, 2009 Through December 31, 2009	The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 14)	$(27,845)	$(23,247)	$(13,849)	$(139,554)

Cash flows from investing activities:
Purchase of available-for-sale investments	(6,003)	—	(4,447)	(43,825)
Sale of available-for-sale investments	6,441	3,386	21,113	79,754
Sale of held-to-maturity investments	—	—	—	2,000
Payment of derivative premiums and settlements, (net)	—	—	—	(273,157)
Released from restricted cash to collateralize credit facility, letters of credit and interest payments, net	—	—	5,732	82,737
Procceds from sale of interest in subsidiary	—	—	25,225	70,000
Procceds from sale of assets	583	3,650
Receipt of deferred payments	—	—	—	14,101
Additions to property, plant and equipment	(4,213)	(839)	(4,580)	(27,452)

Net cash provided by (used in) investing activities	(3,192)	6,197	43,043	(95,842)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	143,457
Payment of notes and long term debt	—	—	(47,297)	(8,551)
Amounts drawn on DIP facility	—	—	6,500	—
Minority interest contributions	—	—	3,500	236,934

Net cash provided by (used in) financing activities	143,457	—	(37,297)	228,383

Net increase (decrease) in cash and cash equivalents	112,420	(17,050)	(8,103)	(7,013)
Cash and cash equivalents, beginning of period	8,570	25,620	33,723	40,736

Cash and cash equivalents, end of period	$120,990	$8,570	$25,620	$33,723

Supplemental information:
Interest paid, net of amounts capitalized	$—	$—	$3,326	$29,180

Income taxes paid	$1,459	$1,305	$169	$4,515

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Operations

        Golden Minerals Company (the "Company"), a Delaware corporation, is primarily engaged in the exploration and advancement of its portfolio of exploration properties in South America and Mexico. The Company ceased providing operations management services to Sumitomo Corporation for the San Cristóbal mine effective June 30, 2010.

        The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. The Company is currently conducting exploration in South America and Mexico and is evaluating its El Quevar project in Argentina for possible development. To complete development of the El Quevar project and to continue to explore, evaluate and develop the Company's current and future portfolio of properties, the Company may be required to raise significant additional capital which may include debt and equity. The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to continue to finance exploration and development activities, its ability to develop and operate a mine at a profit or its ability to sell the property at a profit. There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

        Our predecessor, Apex Silver Mines Limited ("ASML"), was the 65% owner and operator of the San Cristóbal silver and zinc mine in Bolivia. Upon emergence from Chapter 11 reorganization on March 24, 2009, the San Cristóbal mine was sold and the Company became the successor to ASML for purposes of reporting under the U.S. federal securities laws. References in this Form 10-K to "Successor" refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11. References to "Predecessor" refer to the accounts of ASML and its subsidiaries prior to March 25, 2009.

2. Discontinued Operations

        As a result of the sale of the San Cristóbal mine, results of operations of the San Cristóbal mine and related subsidiaries sold are presented as discontinued operations for the periods on the Consolidated Statements of Operations and Comprehensive Income (Loss) through March 24, 2009, the date of the sale, including all direct financing related to the San Cristóbal mine. Additionally, costs incurred for management service fees that were previously eliminated upon consolidation have not been eliminated and are reflected as a cost of service between the discontinued operations and the Company.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Discontinued Operations (Continued)

        The results of discontinued operations for the period January 1, 2009 through March 24, 2009 and for the year ended December 31, 2008 (amounts in thousands):

	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
Revenue:
Sale of concentrates, net	$99,049	$419,512
Costs and expenses:
Costs applicable to sales	(59,955)	(346,199)
Write down of inventories	—	(52,547)
Production startup income/expense, net	—	—
Management fee	(1,350)	(5,400)
Asset retirement accretion expense	(232)	(794)
Gain (loss) on commodity derivatives	—	467,871
Foreign currency gain	1,960	18,342
Impairment of long lived assets	—	(625,649)
Other costs	—	(1,960)
Depreciation, depletion and amortization	(10,527)	(37,415)

Total costs and expenses	(70,104)	(583,751)

Gain (loss) from operations	28,945	(164,239)
Other income and expenses:
Interest and other income	67	478
Interest expense and other borrowing costs	(22,233)	(59,600)

Total other income and expenses	(22,166)	(59,122)

Income (loss) before income taxes	6,779	(223,361)
Income taxes	(2,523)	(7,735)

Income before sale of interest in subsidiaries	$4,256	$(231,096)

Gain (loss) on sale of interest in subsidiaries	$(8,409)	64,471

Loss from discontinued operations	$(4,153)	$(166,625)

3. Summary of Significant Accounting Policies

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

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

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

  e.    Mining properties, exploration and development costs

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

        As a requirement of fresh start accounting certain exploration properties were recorded at their fair market value upon emergence from Chapter 11 reorganization. On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company's minimum requirements for continued evaluation. The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any are written off and reflected in other operating gains and losses, net on the accompanying Consolidated Statements of Operations. Costs of exploration subsequent to the application of fresh start accounting have and will continue to be expensed.

  f.    Property, plant and equipment and long live asset impairment

        Buildings are depreciated using the straight-line method over the estimated useful lives of 30 to 40 years or the life of the mine whichever is shorter. Mining equipment and machinery excluding the plant are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter. Mineral properties and the plant are depreciated using units of production based on estimated mine reserves. Other furniture and equipment are depreciated using the straight-line method over estimated useful lives of three to five years. Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

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

  g.    Deferred financing costs

        Direct costs incurred in connection with obtaining financing are deferred and amortized over the life of the respective financing. During the fourth quarter 2008 the Predecessor wrote off its remaining deferred financing costs. The Company had no deferred financing costs recorded at December 31, 2009.

  h.    Revenue Recognition

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

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

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

  i.    Stock compensation

        Stock based compensation costs are recognized per the guidance of ASC 718 "Compensation—Stock Compensation", ("ASC 718") and using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award (see Note 11).

  j.    Net income (loss) per Common Stock/Ordinary Share

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

        At December 31, 2010, 2009 and 2008, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive. For the period January 1, 2009 through March 24, 2009 the Predecessor included 10,170,568 of dilutive shares related to the convertible debt to calculate the diluted income per share for that period.

  k.    Derivative positions

        The Predecessor recorded all open derivative positions on its consolidated balance sheet at estimated fair value per the guidance of ASC 815 "Derivatives and Hedging", ("ASC 815"). Changes in the fair value of the open derivative positions were recorded each period in earnings as the Predecessor did not account for any of its derivatives as hedge transactions. The Predecessor liquidated its entire remaining derivative position during the fourth quarter 2008. The Predecessor recognized gains on its derivative positions of $467.9 million for the year ended December 31, 2008 included in loss from discontinued operations.

        At December 31, 2010 and 2009 the Company had no open derivative positions.

  l.    Variable Interest Entities

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

        At December 31, 2010 and 2009 the Company did not have any contractual relationships that qualified as a VIE.

  m.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2010, 2009 and 2008 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

  n.    Income Taxes

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

  o.    Emergence from Chapter 11 and Fresh Start Accounting

        As required by U.S. GAAP, the Company applied fresh start accounting upon emergence from Chapter 11 reorganization, per the guidance of ASC 805 and ASC 852. As a result of fresh start accounting the Company adjusted all of the acquired assets and assumed liabilities to their respective fair values based on the Company's reorganization value. The reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Successor's assets was determined with the assistance of a third party valuation expert and a minerals engineering firm who used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values. As a result, the Company

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

adjusted upward to fair value certain exploration properties and a royalty interest that were previously reflected on the Predecessor's balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred. The carrying value of these exploration and royalty properties was $5.2 million and $5.4 million at December 31, 2010 and 2009, respectively. See Note 20.

  p.    Recently Adopted Standards

        On January 1, 2010 the Company adopted the Accounting Standards Codification ("ASC") guidance for consolidation accounting which was updated to require an entity to perform a qualitative analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a variable interest entity ("VIE"). This analysis identifies a primary beneficiary of a VIE as an entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The Company currently has no VIEs.

        During April 2009, the FASB issued an update to ASC 820 regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted these provisions beginning during the interim period ended June 30, 2009. The adoption of these provisions did not have a material impact on the Company's consolidated financial statements (see Note 9).

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

  q.    Recently Issued Pronouncements

        In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (i) transfers in and out of level 1 and 2 fair value measurements and (ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity regarding the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance is effective for the Company's fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which will be effective for the Company's fiscal

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

year beginning January 1, 2011. The adoption had no impact on the Company's condensed consolidated financial position, results of operations or cash flows. Refer to Note 9 for further details regarding the Company's assets and liabilities measured at fair value.

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

        The following tables summarize the Company's and the Predecessor's investments at December 31, 2010 and December 31, 2009:

December 31, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale Common stock	$217	$527	$527
Warrant to purchase common stock	124	74	74

Total available for sale	341	601	601

Total short term	$341	$601	$601

December 31, 2009	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale Common stock	$199	$444	$444
Total available for sale	199	444	444

Total short term	$199	$444	$444

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Investments (Continued)

        The Company's investments at December 31, 2010 represent shares of stock in two junior mining companies and warrants to purchase common stock of another junior mining company, all acquired in transactions related to the Company's exploration activities.

        The Company's investments at December 31, 2009 represent shares of stock in two junior mining companies acquired in transactions related to the Company's exploration activities.

        Quoted market prices at December 31, 2010 and 2009 respectively were used to determine the fair values of the above investments. See Note 9 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

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

5. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2010	2009
	(in thousands)
Prepaid insurance	$466	$306
Prepaid contractor fees and vendor advances	785	191
Deferred leasehold costs	156	329
Prepaid offering costs	—	576
Recoupable deposits and other	288	685

	$1,695	$2,087

  December 31, 2010

        The deferred leasehold costs are related to the Company's headquarters office lease in Golden, Colorado. Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for our El Quevar project in Argentina.

        In addition, included in non-current assets at December 31, 2010 is approximately $381,000 of prepaid insurance on which amortization will be recognized through 2015.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Prepaid Expenses and Other Assets (Continued)

  December 31, 2009

        The deferred leasehold costs are related to the Company's headquarters office lease in Golden, Colorado. Prepaid contractor fees and vendor advances consist primarily of advance payments made to contractors and suppliers for exploration related services. Prepaid offering costs are related to direct costs and fees associated with the public offering of common stock that was completed March 24, 2010, and were recorded net of proceeds upon completion of the offering. Included in recoupable deposits and other is a $188,000 receivable related to the sale of certain investments which settled January 4, 2010 and a $152,000 recoupable deposit made to a firm providing legal services related to the reorganization that was returned to the Company during the first quarter 2010.

        In addition, included in non-current assets at December 31, 2009 is approximately $498,000 of prepaid insurance on which amortization will be recognized through 2015.

6. Property, Plant and Equipment and Assets Held for Sale

  Property, plant and equipment, net

        The components of property, plant, and equipment, net were as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Exploration properties	$3,949	$4,228
Royalty properties	1,177	1,207
Buildings	1,498	383
Mining equipment and machinery	3,882	1,984
Other furniture and equipment	798	601

	11,304	8,403
Less: Accumulated depreciation	(1,165)	(629)

	$10,139	$7,774

        The additions to Property, plant and equipment during the year ended December 31, 2010 were primarily related to activities at our El Quevar project in Argentina.

        The Company wrote off the carrying value of approximately $0.3 million and $0.7 million of exploration properties during the years ended December 31, 2010 and 2009, respectively.

        The royalty properties consist of two properties in Mexico that are not owned by the Company but on which the Company has retained net smelter return royalty rights. The carrying value of the royalty properties are amortized as royalties are received.

        During December 2010 the Company sold an airplane it owned in Bolivia for $0.5 million including approximately $0.1 million of taxes. During the third quarter 2010 the Company had recorded an impairment charge of approximately $0.1 million to reduce the carrying value of the airplane to its fair market value based upon the selling price.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

6. Property, Plant and Equipment and Assets Held for Sale (Continued)

  Assets Held for Sale

        During 2009, the Company obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. The $1.8 and $0.8 million carrying value of the property is reflected in assets held for sale in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively. Completion of the transaction was subject to negotiation and execution of definitive agreements, approval of the Company's board of directors, consents and approvals of third parties including governmental entities and the TSX Venture Exchange, and other customary closing conditions. The sale of the Paca Pulacayo property was completed during January 2011, as discussed in Note 21.

        The carrying value of the asset held for sale is adjusted at the end of each period to its fair value, per the guidance of ASC 360, "Property, Plant and Equipment". Pursuant to ASC 360, a fair value gain may be recorded in the current period to the extent of prior losses recognized. During the fourth quarter 2009 the Company recorded a $1.7 million impairment charge on the property to write it down to its fair value of $0.8 million at December 31, 2009. During 2010 the Company wrote up by approximately $1.0 million the carrying value of the property to its estimated sales price less selling costs, reflected in write up an impairment of long lived assets on the accompanying consolidated statements of operations. At December 31, 2010 the fair value of the Paca Pulacayo property was $1.8 million reflected as assets held for sale in the accompanying Consolidated Balance Sheets.

7. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
Accounts payable and accruals	$2,450	$1,863
Income taxes payable	—	22
Accrued employee compensation and benefits	481	543

	$2,931	$2,428

  December 31, 2010

        Accounts payable and accruals at December 31, 2010 are primarily related to amounts due to contractors and suppliers in the amounts of $1.7 million, $0.4 million and $0.3 million related to our El Quevar feasibility, exploration and corporate administrative activities, respectively.

        Accrued employee compensation and benefits at December 31, 2010 consist of $0.1 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable.

  December 31, 2009

        Accounts payable and accruals at December 31, 2009 are primarily related to amounts due to contractors and suppliers in the amounts of $0.9 million and $1.0 million related to our exploration and corporate administrative activities, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

7. Accounts Payable and Other Accrued Liabilities (Continued)

        Accrued employee compensation and benefits at December 31, 2009 consist of $0.2 million of accrued vacation payable and $0.3 million related to withholding taxes and benefits payable.

8. Other Long Term Liabilities

        The Company had recorded other long term liabilities of $0.8 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. The liabilities include $0.2 million of deferred tax liability at the end of both years on related assets who's fresh fair start value exceeded their tax basis and $0.4 million of deferred leasehold liability related to the corporate headquarters office space. The deferred leasehold liability represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014. The 2010 liability also includes $0.2 million of reclamation liabilities related to activities at our El Quevar project in Argentina.

9. Fair Value Measurements

        Effective January 1, 2008, the Company adopted ASC 820, "Fair Value Disclosure and Measurements", for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis. ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC 820 are as follows:

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

        The following table summarizes the Company's financial assets at fair value at December 31, 2010, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$120,990	$—	$—	$120,990
Short-term available for sale securities	527	—	—	527
Warrant to purchase common stock	—	74	—	74

	$121,517	$74	$—	$121,591

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Fair Value Measurements (Continued)

        The Company's cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

        The Company's short-term available for sale securities are classified within Level 1 of the fair value hierarchy. These securities are comprised of common stock, which have been valued using quoted prices in active markets and unrealized gains and losses are recorded as a component of other comprehensive income (loss).

        The Company's warrant to purchase common stock is classified within Level 2 of the fair value hierarchy. The fair value of the warrant to purchase common stock was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant.

10. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), on a tax jurisdictional basis.

        The provision for income taxes consists of the following:

	For the Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009	For the Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
CURRENT TAXES:
United States	$—	$6	$(4)	$(47)
Other Countries	1,459	1,308	169	665

	$1,459	$1,314	$165	$618

DEFERRED TAXES:
United States	$(7)	$(299)	$—	$—
Other Countries	(25)	(47)	—	—

	$(32)	$(346)	$—	$—

Total Income Tax Provision (Benefit)	$1,427	$968	$165	$618

        Income (loss) from continuing operations before income taxes by country consists of the following:

	For the Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009	For the Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
United States	$(12,330)	$(10,846)	$(14,368)	$(1,407)
Other Countries	(19,517)	(8,462)	258,154	(67,709)

	$(31,847)	$(19,308)	$243,786	$(69,116)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Income Taxes (Continued)

        For the year ended December 31, 2010 and for the period March 25 through December 31, 2009, the Company incurred operating losses and recognized income tax expense of $1.4 million and $1.0 million, consisting of $1.4 million and $1.3 million of Bolivian withholding tax on management services provided to the San Cristobal operation , less $0.0 million and $0.3 million of deferred tax benefits, respectively. The Predecessor recognized income tax of $0.2 million for the period January through March 24, 2009, also due to Bolivia withholding tax on management services, and income tax of $2.5 million included in discontinued operations for the same period in the accompanying consolidated statement of operations and comprehensive income (loss). The Predecessor recognized income tax of $0.6 million for the year ended December 31, 2008, also due primarily to Bolivia withholding tax on management services, and income tax of $7.7 million included in discontinued operations for the same period.

        A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income (loss) is summarized below.

	For the Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009	For the Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
Tax expense (benefit) at U.S. rate of 34% for 2010 and March 25 through December 31, 2009; Bolivia rate of 37.5% for 2008 and January 1 through March 24, 2009	$(10,828)	$(6,565)	$91,420	$(26,333)
Withholding taxes on fees	1,459	1,305	169	675
Other adjustments:
Rate differential of other jurisdictions	(167)	1	(27,801)	4,112
Effects of foreign earnings	38,338	(5,842)	—	—
Effects of bankruptcy proceeding	—	—	(54,086)	—
Change in valuation allowance	(27,926)	6,451	(10,177)	21,492
Non- deductibility of VAT in foreign jurisdictions	930	—	—	—
Limitation of loss carryforwards in the U.S.	—	5,546	—	—
Other	(379)	72	640	672

Income tax provision	$1,427	$968	$165	$618

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Income Taxes (Continued)

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended December 31,
	2010	2009
	(Successor)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$26,369	$58,575
Stock-based compensation	1,236	568
Property, plant and equipment	10,762	6,365
Other	800	1,380

	39,167	66,888
Less: Valuation allowance	(37,715)	(65,791)

Total deferred tax assets	1,452	1,097

Deferred tax liabilities:
Property, plant and equipment	(1,525)	(1,234)
Other	(130)	(91)

Total deferred tax liabilities	(1,655)	(1,325)

Net deferred tax asset (liability)	$(203)	$(228)

        In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability of $0.2 million for 2010 and 2009, presented in the Consolidated Balance Sheets in other long term liabilities, represents the tax effect of certain mineral properties whose book value exceeds their tax basis, and for which there is no deferred tax asset available to offset the liability on a tax jurisdictional basis.

        At December 31, 2010, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $30.0 million in Bolivia, Luxembourg, Australia, and Chile have no expiration date, while $46.1 million in other countries will expire in future years through 2025. In the U.S., there are $12.3 million of net operating loss carryforwards which will expire in future years through 2030. A portion of the U.S. net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382, relating to a change of control triggered by the Company's recent public offerings of its common stock.

        The valuation allowance for the deferred tax assets of the Company of $37.7 million and $65.8 million at December 31, 2010 and 2009, respectively, relates principally to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

        The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Income Taxes (Continued)

and subject to interpretation. The Company's tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits which require additional disclosure and potential recognition of a liability within the financial statements. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

        During 2010, as a result of the lapse of the applicable statute of limitations, the Company reduced unrecognized tax benefits by $1.4 million, with no consequence to tax expense due to a corresponding increase to the Company's deferred tax asset valuation allowance. During 2009, as a result of the reorganization pursuant to the Plan, the Company reduced unrecognized tax benefits of the Predecessor by $0.9 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	The Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$1,425	$1,425	$2,341	$1,792
Additions for tax positions of prior years	—	—	—	520
Additions for tax positions of current year	—	—	—	29
Reductions due to lapse of statute of limitations	(1,425)	—	—	—
Reductions due to positions related to Predecessor	—	—	(916)	—

Gross unrecognized tax benefits at end of period	$—	$1,425	$1,425	$2,341

        Tax years as early as 2005 remain open and are subject to examination in the Company's and the Predecessor's principal tax jurisdictions. Management has estimated that unrecognized tax benefits will not significantly increase or decrease within the next twelve months. There is no significant interest or penalty estimated on the underpayment of income taxes as a result of these unrecognized tax benefits. The Company and the Predecessor classify tax related interest and penalties as income tax expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Equity (Deficit)

  Public offering and private placements of the Company's common stock

        On October 22, 2010, the Company closed a public offering of 4,663,250 shares of its common stock at a price of $18.50 per share, which included 608,250 shares issued to the underwriters upon exercise in full of their over-allotment option. Concurrent with the public offering, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 an additional 1,190,031 shares of the Company's common stock at the public offering price of $18.50, increasing its ownership percentage to 19.9% (excluding restricted common stock held by employees). The aggregate net proceeds to the Company from the public offering and the Sentient private placement was approximately $103.0 million, net of offering costs of approximately $0.8 million, the underwriting discount of approximately $4.3 million, and the placement agent commission of approximately $0.2 million.

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

        During January 2010 the Company completed a private placement of 844,694 shares of its common stock to two investment funds managed by The Sentient Group ("Sentient"), which included 745,318 shares issued in the initial private placement plus an additional 99,376 shares issued upon exercise of Sentient's contractual pre-emptive right in order to maintain its 19.9% equity interest in the Company following completion of the Hochschild Mining Group's ("Hochschild") transaction discussed below. These shares were sold at a purchase price of Cdn$7.06 per share, resulting in net proceeds to the Company of approximately $5.5 million.

  Issuance of common stock for mineral property interest

        During January 2010 the Company acquired Hochschild's 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of the Company's common stock and a warrant to acquire 300,000 shares of the Company's common stock exercisable for three years at an exercise price of $15.00 per share. In accordance with ASC 810, "Consolidations", the Company has reflected this transaction in equity with charges to common stock and additional paid in capital and the elimination of approximately $0.8 million of noncontrolling interest. No gain or loss was recognized on the transaction. With the completion of this transaction, the Company now owns and controls 100% of the concessions related to the El Quevar project.

  Equity Incentive Plans

        In April 2009, the Company adopted the 2009 Equity Incentive Plan (the "Equity Plan") pursuant to which awards of the Company's common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries. The Company recognizes stock-based

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Equity (Deficit) (Continued)

compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

        The following table summarizes the status of the Company's restricted stock grants issued under the Equity Plan at December 31, 2010 and 2009 changes during the years then ended:

	The Year Ended December 31,
	2010		2009
Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	230,000	$10.75	—	$—
Granted during the year	382,650	13.82	280,000	10.78
Restrictions lifted during the year	(139,000)	10.40	(12,500)	10.92
Forfeited during the year	(10,000)	8.73	(37,500)	10.92

Outstanding at end of year	463,650	$13.37	230,000	$10.75

        One third of the restricted stock granted during the period will vest on each of the first, second and third anniversaries of the grant date, provided the officer or employee continues to serve the Company at that time. Included in the shares for which the restrictions lifted during the period were 24,000 shares for which the lifting of the restriction was accelerated related to severance benefits for five terminated employees. For the year ended December 31, 2010 the Company recognized approximately $2.7 million of compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense related to these awards of approximately $3.4 million over the next three years.

        The following table summarizes the status of the Company's stock option grants issued under the Equity Plan at December 31, 2010 and changes during the year then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	—	$—
Granted during period	136,810	8.01
Forfeited or expired during period	—	—
Exercised during period	—	—

Outstanding at December 31, 2010	136,810	8.01

Exercisable at end of period	—	—
Granted and expected to vest	131,693	8.01

        The Company did not grant any stock options during the year ended December 31, 2009.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Equity (Deficit) (Continued)

on the historical volatilities of the Company's shares. The Company uses historical data to estimate option exercises and forfeitures within the Black-Scholes model. The expected term of the options granted represents the period of time that options granted are expected to be outstanding, based on past experience and future estimates and includes data from both the Employees Plan and the Directors Plan. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

Year Ended December 31, 2010
Expected volatility	73.20%
Weighted average volatility	73.20%
Expected dividend yield	—
Expected term (in years)	5
Risk-free rate	1.50%

        One third of the options granted during the period will vest on each of the first, second and third anniversaries of the grant provided the officer, director or employee is still employed by the Company at that time. For the period January 1, 2010 through December 31, 2010 the Company recognized approximately $0.4 million of compensation expense related to the option grants and the Company expects to recognize additional compensation expense related to these awards of approximately $0.3 million over the next 29 months.

        Also, pursuant to the Equity Plan, the Company's board of directors adopted the Non-Employee Director's Deferred Compensation and Equity Award Plan (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan the non-employee directors receive a portion of their compensation in the form of Restricted Stock Units ("RSUs") issued under the Equity Plan. The RSUs vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director's board service.

        The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2010 and 2009 and changes during the years then ended:

	For the Year Ended December 31,
	2010		2009
Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	25,000	$10.92	—	$—
Granted during the year	21,555	8.12	25,000	10.92
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	—	—	—	—

Outstanding at end of year	46,555	$9.62	25,000	$10.92

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Equity (Deficit) (Continued)

        For the period January 1, 2010 through December 31, 2010 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants and expects to recognize additional compensation expense related to these RSUs of approximately $0.1 million over the next 5 months.

12. Noncontrolling Interest

        On January 1, 2009 the Company adopted certain provisions of ASC 810 related to the presentation of noncontrolling interest, previously called a minority interest. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

        At December 31, 2009 the major concessions at the Company's El Quevar project were within a jointly owned subsidiary of which the Company held a 65% interest and Hochschild held the remaining 35%. At December 31, 2009 Hochschild's 35% interest was reflected in the consolidated balance sheets as a noncontrolling interest of $0.8 million and was included as a component of total equity. In January 2010 the Company purchased Hochschild's 35% interest in Minera El Quevar S.A. for stock and warrants (see Note 11). As of December 31, 2010 the Company has no noncontrolling interests.

        The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Successor's and Predecessor's shareholders:

	For The Year Ended December 31, 2010	For The Period March 25, 2009 Through September 30, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
Amounts attributable to Golden Minerals common stockholders and Predecessor's ordinary shareholders:
Income (loss) from continuing operations	$(33,274)	$(20,276)	$243,621	$(69,734)
Loss from discontinued operations	—	—	(12,022)	(48,503)

Net income (loss)	$(33,274)	$(20,276)	$231,599	$(118,237)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

13. Revenue and Cost of Services

        The Company was party to a Management Agreement with Sumitomo under which it provided certain management services with respect to the San Cristóbal mine. The Management Agreement terminated effective June 30, 2010 as discussed below. The Management Agreement provided for an annual fee of $11.4 million which included approximately $5.4 million that constituted reimbursement for direct administrative expenses the Company incurred on behalf of the San Cristóbal mine. Under the terms of the Management Agreement, the Company received the fee and any reimbursements net of any Bolivian withholding taxes. The fee and reimbursements for administrative costs and Bolivian withholding taxes are reported as Revenue from Services in the statement of operations following the guidance of ASC 605, "Revenue Recognition" regarding "income statement characterization of reimbursements received for out-of-pocket expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses are reported as costs of services in the statement of operations. Reimbursed Bolivian withholding taxes are reported as income taxes in the statement of operations. Prior to entering into the Management Agreement, ASML received a management fee of $450,000 per month from San Cristóbal to cover certain costs incurred directly by ASML.

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

        The Company and Sumitomo agreed to terminate the Management Agreement effective June 30, 2010, six months earlier than provided by the terms of the agreement. As a result of the termination the Company received a $4.3 million termination fee comprised of $2.8 million in lieu of the performance of services by the Company for the final two quarters of 2010 and waiver of Sumitomo's 6-month notice requirement, $1.0 million for a termination payment (as provided in the Management Agreement) and approximately $0.5 million for a performance bonus for the first two quarters of 2010. The termination fee proceeds were partially offset by the return of prepaid administration fees for services not performed through June 30, 2010 of approximately $1.1 million resulting in a net payment from Sumitomo of $3.2 million received on June 30, 2010. As a result of the termination the Company recognized additional revenue of $4.9 million, comprised of the $4.3 million of termination fees as discussed above and $0.6 million for reimbursed withholding taxes.

        Subsequent to the termination of the agreement the Company recorded approximately $0.1 million of additional revenue and minimal amounts to cost of services and income taxes related to certain final services completed under the agreement.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

14. Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

	The Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008
	(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(33,274)	$(20,276)	$239,468	$(118,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,095	626	10,977	37,942
Amortization of deferred financing costs	—	—	—	4,266
Write off of deferred financing costs	—	—	—	11,724
Loss on auction rate securities	—	2,199	828	16,263
(Gain) loss on sale of investments	(133)	(467)	—	767
Gain on sale of assets, net	(110)	(261)	—	—
Accretion of asset retirement obligation	—	—	232	794
Accrued reclamation	220	—	—	—
Amortization of premiums and discounts	—	—	37	(225)
(Gain) loss on derivative positions	—	—	36	(467,871)
Impairment of long lived assets	280	1,687	—	625,649
Impairment of inventories	—	—	—	52,547
Fair market value adjustment of assets held for sale	(982)	—	—	—
Fair value of stock/warrants received for mineral rights	(450)	(168)	—	—
Gain on extingushment of debt	—	—	(248,165)	—
Gain on sale of interest in subsidiary	—	—	8,409	(64,471)
Minority interest in loss of consolidated subsidiary	—	—	—	(118,122)
Fresh start accounting adjustment	—	—	(9,122)	—
Treasury shares acquired and retired	(197)	—	—	—
Stock compensation	3,281	1,666	2,920	3,699
Changes in operating assets and liabilities:
Increase in trade accounts receivable	1,460	(1,275)	(11,893)	(4,204)
Decrease in accrued interest receivable	—	152	84	169
(Increase) decrease in prepaid expenses and other assets net of amounts capitalized	509	(1,031)	6,063	(3,596)
Port fees applied to Port of Mejillones note receivable	—	—	709	2,799
Increase in inventories	—	—	(12,000)	(70,841)
Increase in value added tax recoverable (net)	—	—	(11,696)	(61,819)
Increase in accrued interest payable net of amounts capitalized	—	—	11,496	18,311
Increase (decrease) in deferred revenue	—	—	(3,227)	3,227
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	507	(6,149)	2,462	(7,354)
Increase in deferred leasehold payments	(43)	485	—	—
Increase in income taxes payable, net	(26)	(346)	(2,262)	(1,898)
Other increase (decrease)	18	(89)	795	927

Net cash used in operating activities	$(27,845)	$(23,247)	$(13,849)	$(139,554)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

14. Cash Flow Information (Continued)

        The following table details supplemental non-cash transactions:

	The year ended December 31, 2010	The Period March 25, 2009 Through December 31, 2009	The Period January 1, 2009 Through March 24, 2009	The year ended December 31, 2008
	(Succssessor)		(Predecessor)
	(in thousands)
Initial measurement of asset retirement obligation	$—	$—	$288	$1,380
Equipment acquired through capital lease	$—	$—	$—	$3,318
Mineral rights acquired with common stock and warrants	$794	$—	$—	$—

15. Commitments and Contingencies

        Leases and Purchase Commitments—The Company has non-cancelable operating lease commitments and open purchase orders as follows:

	2011	2012	2013	2014	2015
	(in thousands)
El Quevar mining concessions	$29	$29	$29	$29	$29
Corporate headquarters office space	$388	$397	$405	$378	$—
Purchase option agreements	$1,400	$750	$—	$—	$—
Purchase orders	$3,329	$—	$—	$—	$—

        The Company is required to make mining patent lease payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $36,000 and $29,000 the years ended December 31, 2010 and 2009, respectively.

        The lease for the corporate headquarters office space expires in November 2014. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $265,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively.

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

        The purchase orders outstanding are related to equipment purchases at our El Quevar project in Argentina and include $2.3 million of payments remaining for mobile equipment ordered at December 31, 2010 and scheduled for delivery in 2011.

        Other Contingencies—As previously disclosed, the Predecessor concluded, based on the results of an internal investigation conducted under the direction of its Audit Committee in late 2005 and early

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Commitments and Contingencies (Continued)

2006, that certain former senior employees were involved in making impermissible payments of approximately $125,000 to government officials in 2003 and 2004. The Predecessor contacted the Department of Justice and the SEC during 2006 and reported the results of the internal investigation and was informed that the SEC and Department of Justice would commence investigations with respect to these matters, including possible violations of the Foreign Corrupt Practices Act. Subsequently, the Predecessor entered into discussions with the SEC staff concerning a settlement of the conduct subject to the SEC's investigation and reached an agreement in principle with the SEC staff which, if approved, would have resolved this matter with the SEC. In August 2009, the Department of Justice informed the Company that it had closed its investigation based on, among other things, the Company's pending settlement with the SEC. On November 19, 2010, the staff of the SEC advised the Company that it intended to withdraw its enforcement recommendation and close its investigation without making an enforcement recommendation.

16. Royalty Income

        During 2004 the Predecessor sold the mineral rights on a portion of the Company's Platosa property in Mexico to Excellon Resources Inc. ("Excellon") and retained a 5% net smelter return ("NSR") royalty interest that decreases to a 2% NSR after the Company had received $4.0 million of royalty payments. During the fourth quarter 2009 the Company sold its remaining interest in the Platosa property to Excellon for $2.0 million in cash and a retained 1% net smelter return royalty. Excellon has been mining on the royalty section of the property and producing and selling silver, zinc and lead since 2006. The Predecessor and the Company earned NSR royalties from Excellon of $0.3 million, $0.5 million ($0.4 million Successor and $0.1 Predecessor) and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

17. Foreign Currency

        The Company and the predecessor conducts operations primarily in South America and Mexico and gains and losses on foreign currency translation are related to those activities. The Company's and the Predecessor's functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

18. Segment Information

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

19. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's and the Predecessor's quarterly results of operations for the years ended December 31, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Successor)	(in thousands except per share)
The Year Ended December 31, 2010
Loss from continuing operations	$(7,039)	$(3,630)	$(10,252)	$(12,353)
Loss attributable to the Company's shareholders	$(7,039)	$(3,630)	$(10,252)	$(12,353)
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Company's shareholders	$(1.57)	$(0.41)	$(1.15)	$(0.92)
Income (loss) attributable to the Company's shareholders	$(1.57)	$(0.41)	$(1.15)	$(0.92)
The Period March 25, through December 31, 2009
Loss from continuing operations	$(683)	$(6,491)	$(6,140)	$(6,962)
Loss attributable to the Company's shareholders	$(683)	$(6,491)	$(6,140)	$(6,962)
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Company's shareholders	$(0.23)	$(2.17)	$(2.06)	$(2.33)
Income (loss) attributable to the Company's shareholders	$(0.23)	$(2.17)	$(2.06)	$(2.33)
(Predecessor)
The Period January 1, through March 24, 2009
Income from continuing operations	$243,621
Loss from discontinued operations	$(4,153)
(Income) attributable to noncontrolling interest	$(7,869)
Income attributable to the Predecessor's shareholders	$231,599
Net income (loss) per Ordinary Share—basic and diluted:
Income from continuing operations attributable to the Predecessor's shareholders	$4.13
Loss from discontinued operations attributable to the Predecessor's shareholders	$(0.20)
Income attributable to the Predecessor's shareholders	$3.93

        Income from continuing operations for the period January 1 through March 25, 2009 includes a $248.2 million gain on the extinguishment of debt related to the Predecessor's emergence from Chapter 11 reorganization.

20. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine

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

        On the Effective Date, ASMC, renamed Golden Minerals Services Corporation ("Golden Services"), entered into a Management Services Agreement with Sumitomo (the "Management Agreement") under which it is providing certain operations management services with respect to the San Cristóbal mine. The initial term of the Management Agreement has been extended until June 30, 2010 and thereafter may be terminated by Golden Services with twelve months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, Golden Services would be entitled to a $1.0 million termination fee. Golden Services would not be required to pay a termination fee.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

20. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

  Fresh Start Accounting

        As required by GAAP, the Company adopted fresh start accounting effective March 25, 2009 following the guidance of Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), and ASC 852, "Reorganizations" ("ASC 852"), because (i) holders of existing voting shares of the Predecessor immediately before the Effective Date received less than 50% of the voting shares of the Successor and (ii) the reorganized value of the Successor was less than its post-petition liabilities and allowed claims. The Successor's consolidated financial statements reflect a new capital structure and a new basis in the identifiable assets and liabilities assumed. Accordingly, the consolidated financial statements on or after March 25, 2009 are not comparable to the consolidated financial statements prior to that date.

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

21. Subsequent Events

        On January 28, 2011 the company closed a purchase and sales agreement with Apogee Minerals Limited ("Apogee"), whereby the Company sold to Apogee all of the issued and outstanding shares of a Bolivian subsidiary which holds a 100% interest in the Paca Pulacayo property in Bolivia. Pursuant to the agreement, Apogee issued 5,000,000 of its common shares to the Company and will issue an additional 3,000,000 Common Shares and pay the Company a cash fee in the amount of $500,000 18 months following the closing of the transaction. At December 31, 2010 the $1.8 million carrying value of the Paca Pulacayo property was reported as an asset held for sale on the accompanying Consolidated Balance Sheets (see Note 6).

        Apogee's share price was Cdn$0.38 per share on the closing date. Since the Company disclosed the proposed transaction terms in January 2010 Apogee's share price has fluctuated significantly from Cdn$0.12 per share to a low of Cdn$0.06 per share and a high of Cdn$0.46 per share. The price volatility along with the low volume of Apogee shares that trade could result in future loses to the Company upon the sale of any or all of the shares.