Form 10-Q
period 2011-03-31
Golden Minerals Co
filed 2011-05-03
CIK 1011509

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.
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

        AT MAY 1, 2011, 15,302,675 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$104,328	$120,990
Investments (Note 3)	1,764	601
Prepaid expenses and other assets (Note 4)	2,161	1,695

Total current assets	108,253	123,286
Property, plant and equipment, net (Note 5)	12,836	10,139
Assets held for sale (Note 5)	—	1,795
Long term receivable	772	—
Prepaid expenses and other assets (Note 4)	373	398

Total assets	$122,234	$135,618

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 6)	$4,431	$2,931
Other current liabilities	91	67

Total current liabilities	4,522	2,998
Other long term liabilities (Note 7)	779	802

Total liabilities	5,301	3,800

Equity (Note 10)
Common stock, $.01 par value, 50,000,000 shares authorized; 15,239,467 and 15,124,567 shares issued and outstanding	152	152
Additional paid in capital	186,230	185,051
Accumulated deficit	(69,475)	(53,550)
Accumulated other comprehensive income (loss)	26	165

Parent company's shareholder's equity	116,933	131,818

Total liabilities and equity	$122,234	$135,618

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share data)
Revenue:
Management service fees (Note 11)	$—	$3,173
Costs and expenses:
Costs of services (Note 11)	—	(1,617)
Exploration expense	(3,686)	(3,226)
El Quevar project expense	(8,737)	(2,469)
Administrative expense	(2,239)	(2,296)
Stock based compensation	(1,179)	(522)
Impairment of long lived assets	—	(113)
Other operating income & (expenses), net	444	425
Depreciation, depletion and amortization	(389)	(109)

Total costs and expenses	(15,786)	(9,927)

Loss from operations	(15,786)	(6,754)
Other income and expenses:
Interest and other income	33	270
Royalty income	56	—
Interest and other expense	—	(25)
Gain (loss) on foreign currency	(146)	13

Total other income and expenses	(57)	258

Loss from operations before income taxes	(15,843)	(6,496)
Income taxes	(82)	(543)

Net loss	$(15,925)	$(7,039)
Other comprehensive loss:
Unrealized loss on securities	(139)	(288)

Comprehensive loss	$(16,064)	$(7,327)

Net loss per Common Share—basic and diluted
Loss	$(1.08)	$(1.57)

Weighted average Common Stock outstanding—basic and diluted(1)	14,777,817	4,497,126

(1)
Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 12)	$(13,577)	$(3,847)

Cash flows from investing activities:
Purchase of available for sale investments	—	(5,005)
Sale of available for sale investments	—	296
Proceeds from sale of assets	71	125
Capitalized costs and acquisitions of property, plant and equipment	(3,156)	(127)

Net cash used in investing activities	$(3,085)	$(4,711)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	40,606

Net cash provided by financing activities	$—	$40,606

Net increase (decrease) in cash and cash equivalents	(16,662)	32,048
Cash and cash equivalents—beginning of period	120,990	8,570

Cash and cash equivalents—end of period	$104,328	$40,618

See Note 12 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accumulated Other Comprehensive income (loss)
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)

Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	771	—	—	(794)	(19)
Private placements, net	2,939,790	30	34,592	—	—	—	34,622
Public offerings, net	8,315,484	83	108,753	—	—	—	108,836
Stock compensation accrued	255,750	3	3,278	—	—	—	3,281
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized gain on marketable equity securities	—	—	—	—	11	—	11
Net loss	—	—	—	(33,274)	—	—	(33,274)

Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued, net	114,900	—	1,179	—	—	—	1,179
Unrealized gain on marketable equity securities	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	(15,925)	—	—	(15,925)

Balance, March 31, 2011	15,239,467	$152	$186,230	$(69,475)	$26	$—	$116,933

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Basis of Preparation of Financial Statements and Nature of Operations

        Golden Minerals Company (the "Company"), a Delaware corporation, has prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), so long as such omissions do not render the financial statements misleading.

        In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect results of operations.

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

2. Significant Accounting Policies

        The Company did not adopt any new accounting standards during the quarter ended March 31, 2011, nor were there any new accounting pronouncements during that period that would have an impact on the Company's financial position or results of operations.

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

        The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost. Available for sale investments are marked to market at each reporting period with changes in fair value recorded as a component of other comprehensive income (loss). If declines in fair value are deemed other than temporary, a charge is made to net income (loss) for the period.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Investments (Continued)

        The following tables summarize the Company's investments at March 31, 2011 and December 31, 2010:

March 31, 2011	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$1,605	$1,720	$1,720
Warrant to purchase common stock	124	44	44

Total available for sale	1,729	1,764	1,764

Total short term	$1,729	$1,764	$1,764

December 31, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$217	$527	$527
Warrant to purchase common stock	124	74	74

Total available for sale	341	601	601

Total short term	$341	$601	$601

        See Note 8 for a discussion of the methodologies used to determine the fair value of the common stock and warrants presented in the tables above. The March 31, 2011 carrying value of the available for sale common stock in the table above, includes the approximately $1.4 million fair market value of the 5 million shares of Apogee Minerals Limited ("Apogee") received from the sale of our Paca Pulacayo property in Bolivia as discussed in Note 5. Pursuant to the rules of the TSX Venture Exchange, on which Apogee common shares are listed, the Company was prohibited from selling the Apogee shares until four months and a day following the January 28, 2011 issuance date.

Credit Risk

        Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and cash equivalents and investments, the Company's maximum exposure to credit risk represents the carrying amount on the balance sheet. The Company attempts to mitigate credit risk for cash and cash equivalents by placing its funds with high credit-quality financial institutions, limiting the amount of exposure to each financial institution, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated "investment grade" or better. The Company invests with financial institutions that maintain a net worth of not less than $1.0 billion and are members in good standing of the Securities Investor Protection Corporation.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

4. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Prepaid insurance	$499	$466
Prepaid contractor fees and vendor advances	1,231	785
Deferred leasehold costs	111	156
Recoupable deposits and other	320	288

	$2,161	$1,695

        The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the El Quevar project in Argentina. Deferred leasehold costs are related to the Company's headquarters office lease in Golden, Colorado.

        Included in non-current assets at both March 31, 2011 and December 31, 2010 is approximately $0.4 million of prepaid insurance on which amortization will be recognized through 2015.

5. Property, Plant and Equipment and Assets Held for Sale

  Property, plant and equipment

        The components of property, plant and equipment are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Exploration properties	$3,918	$3,918
Royalty properties	1,208	1,208
Buildings	2,171	1,498
Mining equipment and machinery	6,113	3,882
Other furniture and equipment	910	798

	14,320	11,304
Less: Accumulated depreciation	(1,484)	(1,165)

	12,836	10,139

        Additions to property, plant and equipment for the quarter ended March 31, 2011 are primarily related to activity at our El Quevar project in Argentina.

  Assets Held for Sale

        During 2009, the Company obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. At December 31, 2010 the $1.8 million carrying value of the property was reflected in assets held for sale in the accompanying consolidated balance sheets.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

5. Property, Plant and Equipment and Assets Held for Sale (Continued)

        On January 28, 2011 the Company completed the sale to Apogee of a Bolivian subsidiary, which holds a 100% interest in the Paca Pulacayo property, for 5,000,000 Apogee common shares and an additional 3,000,000 common shares and $500,000 cash payment to be issued and paid 18 months following the closing. The Company recorded a $0.4 million gain and an account receivable of approximately $0.8 million at the date of the sale. The gain is reflected in other operating income, net on the accompanying statements of operations for the period ended March 31, 2011. In addition during the quarter the Company recorded minimal impairment of the account receivable as a result of the decline in Apogee's share price. The Company may record additional future gains or losses upon the sale of any or all of the Apogee shares or additional impairment of the account receivable because of the price volatility and the low trading volume of Apogee shares prior to the realization of the account receivable.

6. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Accounts payable and accruals	$3,374	$2,450
Accrued employee compensation and benefits	1,057	481

	$4,431	$2,931

        Accounts payable and accruals at March 31, 2011 are primarily related to amounts due to contractors and suppliers in the amounts of $2.5 million, $0.3 million and $0.6 million related to our El Quevar project, exploration and corporate administrative activities, respectively. Accounts payable and accruals at December 31, 2010 are primarily related to amounts due to contractors and suppliers in the amounts of $1.7 million, $0.4 million and $0.3 million related to our El Quevar project, exploration and corporate administrative activities, respectively.

        Accrued employee compensation and benefits at March 31, 2011 consist of $0.3 million of accrued vacation payable, $0.3 million of bonuses payable and $0.5 million related to withholding taxes and benefits payable. Accrued employee compensation and benefits at December 31, 2010 consist of $0.1 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable.

7. Other Long Term Liabilities

        The Company had recorded other long term liabilities of $0.8 million at both March 31, 2011 and December 31, 2010. The liabilities include $0.2 million of deferred tax liability at the end of both periods which represents the tax effect of certain mineral properties whose book value exceeds their tax basis and $0.4 million of deferred leasehold liability related to the corporate headquarters office space. The deferred leasehold liability represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the term of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized on a straight-line basis against

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

7. Other Long Term Liabilities (Continued)

rent expense over the life of the lease which expires in November 2014. In addition, the balances at both periods include $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

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

        The following table summarizes the Company's financial assets at fair value at March 31, 2011, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$104,328	$—	$—	$104,328
Short-term available for sale securities	365	1,355	—	1,720
Warrant to purchase common stock	—	44	—	44
Long term account receivable	—	—	772	772

	$104,693	$1,399	$772	$106,864

        The Company's cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

        The Company's short-term available for sale securities are classified within both Level 1 and Level 2 of the fair value hierarchy. The Level 1 securities are comprised of common stock, which have been valued using quoted prices in active markets. The Level 2 securities are comprised of the 5 million Apogee common shares received from the sale of the Paca Pulacayo property in Bolivia as discussed in Note 5 which are subject to a 4 month holding period from the January 28, 2011 issuance

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

8. Fair Value Measurements (Continued)

date. The fair value of the Level 2 securities was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the 4 month holding period pursuant to the rules of the TSX Venture Exchange and Canadian securities regulations.

        The Company's warrant to purchase common stock is classified within Level 2 of the fair value hierarchy. The fair value of the warrant to purchase common stock was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant.

        The Company's long term receivable is classified within Level 3 of the fair value hierarchy. The long term receivable is related to the sale of a subsidiary to Apogee as discussed in Note 5, and is comprised of cash and common shares. The receivable is due and payable in July 2012 and is subject to a number of risks including market risk, performance risk and certain exchange related restrictions on the stock component. In addition to certain observable inputs including quoted market price, historic volatilities, risk free interest rates, the Company also used estimated discount rates to reflect the credit risks associated with the receivable.

9. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), on a tax jurisdictional basis. For the quarter ended March 31, 2011, the Company incurred operating losses and recognized income tax of $0.1 million for the reversal of the tax effects of other comprehensive income reported as of December 31, 2010. For the quarter ended March 31, 2010, the Company recognized income tax of $0.5 million, consisting primarily of withholding tax either accrued or paid to Bolivia in connection with management services provided to the San Cristobal mine. Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.

        In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The Company has a net deferred tax liability of $0.2 million as of March 31, 2011 and 2010, presented in the Consolidated Balance Sheets in other long term liabilities, which represents the tax effect of certain mineral properties whose book value exceeds their tax basis, and for which there is no deferred tax asset available to offset the liability on a tax jurisdictional basis.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Income Taxes (Continued)

        The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company's income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. The Company had no unrecognized tax benefits as of March 31, 2011, and the Company had $1.4 million unrecognized tax benefits as of March 31, 2010. As a result of the lapse of the applicable statute of limitations, the Company reduced unrecognized tax benefits by $1.4 million in the fourth quarter of 2010.

10. Equity

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

        The following table summarizes the status of the Company's restricted stock grants issued under the Equity Plan at March 31, 2011 and changes during the three months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	461,650	$13.45
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—

Outstanding at March 31, 2011	461,650	$13.45

        For the first three months of 2011 the Company recognized approximately $1.0 million of compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense related to these awards of approximately $2.4 million over the next 33 months.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Equity (Continued)

        The following table summarizes the status of the Company's stock option grants issued under the Equity Plan at March 31, 2011 and changes during the three months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	136,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—

Outstanding at March 31, 2011	136,810	8.01

Exercisable at end of period	—	—
Granted and expected to vest	131,693	8.01

        For the first three months of 2011 the Company recognized approximately $0.1 million of compensation expense related to the option grants and the Company expects to recognize additional compensation expense related to these awards of approximately $0.2 million over the next 26 months.

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

        The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2011 and changes during the three months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	46,555	$9.62
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—

Outstanding at March 31, 2011	46,555	$9.62

        For the first three months of 2011 the Company recognized approximately $0.1 million of compensation expense related to the RSU grants and expects to recognize additional compensation expense related to these RSUs of approximately $0.1 million over the next 3 months.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Revenue and Cost of Services

        The Company was party to a Management Agreement with Sumitomo Corporation under which it provided certain management services with respect to the San Cristóbal mine in Bolivia. For the quarter ended March 31, 2010 the Company recorded $3.2 million as revenue related to the Management Agreement, comprised of $2.8 million of fees and $0.4 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $1.6 million to cost of services and $0.4 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement. The Management Agreement was terminated effective June 30, 2010 and the Company did not record any management service fees for the quarter ended March 31, 2011.

12. Supplemental Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(15,925)	$(7,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	389	109
Impairment of accounts receivable	22	—
Gain on sale of marketable securities	—	(264)
Fair value of stock/warrants received for mineral rights	—	(231)
Gain on sale of assets, net	(390)	(123)
Income tax provision	82	91
Stock compensation	1,179	522
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	—	1,369
(Increase) decrease in prepaid expenses and other assets	(440)	668
Increase in deferred revenue	—	667
Increase in accounts payable and accrued Liabilities	1,524	374
Decrease in deferred leasehold payments	(24)	—
Other increase	6	10

Net cash used in operating activities	$(13,577)	$(3,847)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

12. Supplemental Cash Flow Information (Continued)

        The following table sets forth supplemental cash flow information and non-cash transactions:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Supplemental disclosure of non-cash transactions:
Mineral rights acquired with common stock and warrants	$—	$794

13. Subsequent Events

Exercise of warrants

        As previously disclosed, during January 2010 the Company acquired Hochschild Mining Group's ("Hochschild") 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of its common stock and a Common Stock Purchase Warrant (the "Warrant') to acquire 300,000 shares of its common stock exercisable for three years at an exercise price of $15.00 per share. On April 13, 2011, Hochschild exercised the Warrant on a cashless exercise basis as permitted by the terms of the Warrant, which resulted in the issuance to Hochschild of 104,889 net shares of the Company's common stock on April 15, 2011. Following the exercise of the Common Stock Purchase Warrant, the Company has no warrants outstanding.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Golden Minerals Company ("Golden Minerals" or "we") was incorporated in Delaware in March 2009, and is the successor to Apex Silver Mines Limited ("ASML") for purposes of reporting under U.S. federal securities laws.

        We are a mineral exploration company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

        We incurred a net operating loss during the first three months of 2011 and expect to incur a net operating loss for the remainder of 2011 and future periods unless and until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

        This discussion should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

        During the first quarter 2011 we continued to advance our 100% controlled El Quevar silver project, located in the Salta Province of Argentina. The focus during the quarter was on further defining the extent of the resource through in-fill surface drilling, and advancement of the underground development drifting to confirm the mine model. During the first quarter of 2011 we also focused on drilling programs to advance our portfolio of exploration properties. An overview of certain significant recent events is provided below:

  •
  During 2011 we completed 38 diamond drill holes for a total of 217 diamond drill holes completed to date to define the entire two kilometer long Yaxtché zone at our El Quevar project in Argentina. Also during 2011 we completed more than 400 meters of development drifting at El Quevar and have advanced approximately 900 meters along strike in the central Yaxtché zone. The drifting has encountered over 40 mineralized structures believed to be tension faults that were not anticipated in the current modeling of the El Quevar deposit, in which mineral concentrations are modeled to follow the alteration envelope. Although the structures are narrow, generally less than a quarter of a meter in width, indications from x-ray fluorescence technology show that the structures tend to be of substantial grade, typically in excess of one kilogram per tonne of silver. We are conducting uniform channel sampling of the structures. Continuation of development drift should contribute to the understanding of these newly discovered structures and provide further information regarding confirmation of the mine model.

  •
  We have decided to delay completion of the previously announced Preliminary Economic Assessment (PEA) to allow further work to assess the impact that these newly discovered structures may have on the mining plan and global El Quevar resource.

  •
  In addition to further in-fill drilling on the Yaxtché deposit, we are planning a drill program on the ManiSub target, which is located approximately 500 meters southwest of the Yaxtché deposit, and may also conduct additional drilling on the Carmen target, located approximately 500 meters north of the Yaxtché deposit.

  •
  We initiated drilling programs at our Panuco and Adriana targets in Mexico near Zacatecas City during the quarter. Adriana is located in the southern part of the area, to the west of Capstone Mining's Cozamin Mine, where they have recently announced a new copper discovery called the Mala Noche Footwall zone. Our claims are located on strike to the west of this new discovery and we are drilling to determine if this new mineralization extends onto our property. We have completed two holes of an initial six hole program at Adrianna. Assay results are pending. We also initiated a third round of drilling on the Panuco silver-gold vein target located in the northern part of the district. We have completed ten shallow holes to date and are preparing to drill a series of deeper holes to extend the areas of known silver mineralization to depth. We plan to drill as many as forty new holes in this program if our results continue to be encouraging.

Results of Operations

        For the results of continuing operations discussed below, we compare the results from operations for the three month period ended March 31, 2011 to the results from operations for the three month period ended March 31, 2010.

Three Months Ended March 31, 2011

        Management service fees.    We recorded $3.2 million of management service fees during the first quarter 2010 related to services performed under the Management Agreement with Sumitomo, under which we provided certain management services with respect to the San Cristóbal mine in Bolivia. Management service fees were comprised of $2.8 million of fees and $0.4 million for reimbursed withholding taxes. The Management Agreement was terminated effective June 30, 2010 and consequently no management service fees were recorded during the first quarter of 2011.

        Cost of services.    We recorded $1.6 million of costs of services for the first quarter 2010, comprised of reimbursed direct administrative expenses incurred by us related to the Management Agreement. The Management Agreement was terminated effective June 30, 2010, and consequently no amounts were recorded to cost of services during the first quarter of 2011.

        Exploration.    Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $3.7 million for the first quarter 2011, as compared to $3.2 million for the first quarter 2010. Exploration expenses were incurred primarily on drilling programs in Mexico. The slight increase in exploration during the first quarter 2011 as compared to the first quarter 2010 is the result of additional drilling on certain of our exploration projects.

        El Quevar resource development.    During the first quarter 2011, we incurred $8.7 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit at our El Quevar project in Argentina. In addition to amounts expensed during the first quarter 2011, we purchased approximately $3.1 million of mining equipment and had outstanding approximately $1.2 million of advance payments to suppliers and equipment manufacturers at March 31, 2011. During the first quarter 2010, we incurred $2.5 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit at our El Quevar project. In addition to amounts expensed during the first quarter 2010, we purchased approximately $0.2 million of capitalized equipment and made advance payments to equipment manufacturers of approximately $0.5 million. For both periods, costs incurred for work performed outside of the Yaxtché deposit are included in exploration discussed above. The increase in the first quarter 2011 costs as compared to the first quarter 2010 is the result of the accelerated pace of drifting, drilling and engineering activity to further define and understand the resource at El Quevar.

        Administrative.    Administrative expenses of $2.2 million for the first quarter of 2011 were comparable to $2.3 million for the first quarter of 2010. Administrative expenses are primarily related to public company costs and corporate activities in support of our El Quevar development work and exploration programs.

        Other Operating Income Expense, Net.    During the first quarter 2011 and 2010 we recorded net other operating income of approximately $0.4 million. The 2011 amount is primarily the result of the recognition of a gain on the sale of our Paca Pulacayo property in Bolivia. The 2010 amount is primarily related to gains on the sale of certain operating assets and mineral rights.

        Interest and Other Income.    We recorded a nominal amount of interest income during the first quarter 2011 and $0.3 million of interest and other income for the first quarter of 2010 primarily related to the sale of certain available for sale securities.

        Royalty Income.    During the first quarter 2011 we recorded approximately $0.1 million of royalty income related to Excellon's Platosa mine in Mexico, on which we retained a net smelter return royalty which varies from period to period depending on production from the mine. We did not record any royalty income during the first quarter 2010.

        Income Taxes.    Our income tax for the first quarter 2011 was $0.1 million related to the reversal of the tax effects of other comprehensive income reported as of December 31, 2010. For the first quarter 2010 we recognized income tax of $0.5 million, consisting primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Liquidity, Capital Resources and Going Concern

        At March 31, 2011 our aggregate cash and short-term investments totaled $106.1 million, which included $104.3 million of cash and cash equivalents and $1.8 million of short-term investments. Our cash and short-term investment balance is lower than the $121.6 million in similar assets held at December 31, 2010 due to approximately $16.9 million spent during the three months ended March 31, 2011 on the El Quevar project, exploration and general and administrative activities, including changes in working capital, offset partially by the receipt of approximately $1.4 million of common shares in Apogee relating to the sale of the subsidiary holding the Paca Pulacayo property.

        With our cash and investment balance at March 31, 2011 of $106.1 million we plan to spend the following amounts during the remainder of 2011 pursuant to our long-term business strategy:

  •
  Approximately $40.0 to $48.0 million to be incurred at our El Quevar project to fund the continuation of exploration drilling, underground drifting, and related technical engineering and project assessment to further define the extent of the resource before completing an economic study;

  •
  Approximately $12.0 million during the remainder of 2011 to fund the drilling of two targets in Argentina, three in Peru and four in Mexico, and on other generative exploration activities and property holding costs related to our portfolio of exploration properties conducted through our principal exploration offices located in South America and Mexico. Additional spending is possible for early and advanced stage drilling programs, depending on the success of our targeted exploration program and generative exploration activities;

  •
  Approximately $5.5 million during the remainder of 2011 on general and administrative costs, working capital and other corporate purposes.

        We plan to fund the expenditures described above from our cash and investment balances at March 31, 2011 of $106.0 million and from approximately $0.3 million from royalties and other income through the end of 2011. Based on these projections we would end the year 2011 with cash and investment balances of approximately $41.0 to $49.0 million.

Significant Accounting Policies

        We did not adopt any new accounting standards during the quarter ended March 31, 2011, nor were there any new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

        Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

  •
  Our expectation that cash on hand and anticipated income will be sufficient to fund proposed spending through 2011 and 2012;

  •
  Our planned spending on general and administrative and exploration costs and our expected cash receipts from interest and royalty income;

  •
  The anticipated timing and cost of the advancement of our El Quevar project, including projected costs to complete development and construction if the results of the economic study are positive; and

  •
  The timing and cost of the evaluation and expansion of our exploration portfolio, including activities to be conducted during 2011 on certain of our exploration properties.

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

  •
  The viability and results of the economic study for the El Quevar project;

  •
  Our ability to raise necessary capital to finance advancement of the El Quevar project and other projects in our exploration portfolio;

  •
  Delay and increased costs associated with the El Quevar economic study;

  •
  Economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our exploration properties;

  •
  Political and economic instability in Argentina, Chile, Mexico, Peru and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

  •
  The factors discussed under "Risk Factors" in our Form 10-K for the year ended December 31, 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We invest substantially all of our excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the first quarter 2011, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

        Of the approximately $35.0 million in net proceeds received from the public offering and Sentient private placement, through March 31, 2011, we have spent an estimated $21.7 million in connection with the exploration, construction of an underground drift and related infrastructure and the continued work on the economic study for the Yaxtché deposit at our El Quevar project, and an estimated $13.3 million to fund exploration activities on our remaining portfolio of exploration properties. As of March 31, 2011, all of the net proceeds from our March 2010 offerings have been deployed.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY
Date: May 3, 2011	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer
Date: May 3, 2011	By:	/s/ ROBERT P. VOGELS Robert P. Vogels Senior Vice President and Chief Financial Officer