Form 10-Q
period 2011-06-30
Golden Minerals Co
filed 2011-08-08
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

AT JULY 29, 2011, 15,302,675 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$84,998	$120,990
Investments (Note 3)	1,163	601
Prepaid expenses and other assets (Note 4)	1,603	1,695
Total current assets	87,764	123,286
Property, plant and equipment, net (Note 5)	14,043	10,139
Assets held for sale (Note 5)	—	1,795
Long term receivable	719	—
Prepaid expenses and other assets (Note 4)	324	398
Total assets	$102,850	$135,618

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 6)	$4,132	$2,931
Other current liabilities	77	67
Total current liabilities	4,209	2,998
Other long term liabilities (Note 7)	756	802
Total liabilities	4,965	3,800

Equity (Note 10)
Common stock, $.01 par value, 50,000,000 shares authorized; 15,302,675 and 15,124,567 shares issued and outstanding, respectivly	153	152
Additional paid in capital	186,193	185,051
Accumulated deficit	(88,066)	(53,550)
Accumulated other comprehensive income (loss)	(395)	165
Parent company’s shareholder’s equity	97,885	131,818
Total liabilities and equity	$102,850	$135,618

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Revenue:
Management service fees (Note 11)	$—	$7,945	$—	$11,118
Costs and expenses:
Costs of services (Note 11)	—	(918)	—	(2,535)
Exploration expense	(4,320)	(2,912)	(8,006)	(6,138)
El Quevar project expense	(9,114)	(3,504)	(17,851)	(5,973)
Administrative expense	(3,864)	(2,131)	(6,103)	(4,427)
Stock based compensation	(889)	(778)	(2,068)	(1,300)
Impairment of long lived assets	—	(162)	—	(275)
Other operating income & (expenses), net	(28)	69	416	494
Depreciation, depletion and amortization	(474)	(335)	(863)	(444)
Total costs and expenses	(18,689)	(10,671)	(34,475)	(20,598)
Loss from operations	(18,689)	(2,726)	(34,475)	(9,480)
Other income and expenses:
Interest and other income	108	(68)	141	202
Royalty income	74	159	130	159
Interest and other expense	—	—	—	(25)
Gain (loss) on foreign currency	(68)	(1)	(214)	12
Total other income and expenses	114	90	57	348
Loss from operations before income taxes	(18,575)	(2,636)	(34,418)	(9,132)
Income taxes	(16)	(994)	(98)	(1,537)
Net loss	$(18,591)	$(3,630)	$(34,516)	$(10,669)
Other comprehensive loss:
Unrealized gain (loss) on securities	(421)	73	(560)	(215)
Comprehensive gain (loss)	$(19,012)	$(3,557)	$(35,076)	$(10,884)
Net loss per Common Share — basic and diluted
Loss	$(1.24)	$(0.41)	$(2.32)	$(1.59)
Weighted average Common Stock outstanding - basic and diluted (1)	14,993,266	8,900,648	14,886,137	6,711,052

(1)          Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 12)	$(31,526)	$(8,098)
Cash flows from investing activities:
Purchase of available for sale investments	—	(6,003)
Sale of available for sale investments	287	376
Proceeds from sale of assets	98	125
Capitalized costs and acquisitions of property, plant and equipment	(4,851)	(1,741)
Net cash used in investing activities	$(4,466)	$(7,243)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	40,535
Net cash provided by financing activities	$—	$40,535
Net increase (decrease) in cash and cash equivalents	(35,992)	25,194
Cash and cash equivalents - beginning of period	120,990	8,570
Cash and cash equivalents - end of period	$84,998	$33,764

See Note 12 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-in	Accumulated	income	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	(loss)	Interest	(Deficit)
Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	771	—	—	(794)	(19)
Private placements, net	2,939,790	30	34,592	—	—	—	34,622
Public offerings, net	8,315,484	83	108,753	—	—	—	108,836
Stock compensation accrued	255,750	3	3,278	—	—	—	3,281
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized gain on marketable equity securities	—	—	—	—	11	—	11
Net loss	—	—	—	(33,274)	—	—	(33,274)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued, net	114,900	—	2,068	—	—	—	2,068
Treasury shares acquired and retired	(41,681)	—	(925)	—	—	—	(925)
Warrants exercised	104,889	1	(1)	—	—	—	—
Unrealized gain on marketable equity securities	—	—	—	—	(560)	—	(560)
Net loss	—	—	—	(34,516)	—	—	(34,516)
Balance, June 30, 2011	15,302,675	$153	$186,193	$(88,066)	$(395)	$—	$97,885

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect results of operations.

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

2.              Significant Accounting Policies

The Company did not adopt any new accounting standards during the quarter ended June 30, 2011, nor were there any new accounting pronouncements during that period that would have an impact on the Company’s financial position or results of operations.

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

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and re-evaluates those classifications at each balance sheet date.  Available for sale investments are marked to market at each reporting period with changes in fair value recorded as a component of other comprehensive income (loss). If declines in fair value are deemed other than temporary, a charge is made to net income (loss) for the period.

The following tables summarize the Company’s investments at June 30, 2011 and December 31, 2010:

June 30, 2011	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$1,414	$1,157	$1,157
Warrant to purchase common stock	124	6	6
Total available for sale	1,538	1,163	1,163
Total short term	$1,538	$1,163	$1,163

December 31, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$217	$527	$527
Warrant to purchase common stock	124	74	74
Total available for sale	341	601	601
Total short term	$341	$601	$601

See Note 8 for a discussion of the methodologies used to determine the fair value of the common stock and warrants presented in the tables above.  The June 30, 2011 carrying value of the available for sale common stock in the table above, includes the approximately $1.1 million fair market value of the 5 million shares of Apogee Minerals Limited (“Apogee”) received from the sale of the Company’s Paca Pulacayo property in Bolivia as discussed in Note 5.  In July 2011 the Company sold approximately 1.6 million of the Apogee shares for net proceeds of approximately $0.4 million.

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

4.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Prepaid insurance	$386	$466
Prepaid contractor fees and vendor advances	947	785
Deferred leasehold costs	46	156
Recoupable deposits and other	224	288
	$1,603	$1,695

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the El Quevar project in Argentina.  Deferred leasehold costs are related to the Company’s headquarters office lease in Golden, Colorado.

Included in non-current assets at June 30, 2011 and December 31, 2010 is approximately $0.3 million and $0.4 million, respectively of prepaid insurance on which amortization will be recognized through 2015.

5.   Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Exploration properties	$3,918	$3,918
Royalty properties	1,208	1,208
Buildings	2,578	1,498
Mining equipment and machinery	7,349	3,882
Other furniture and equipment	931	798
	15,984	11,304
Less: Accumulated depreciation	(1,941)	(1,165)
	14,043	10,139

Additions to property, plant and equipment for the six months ended June 30, 2011 are primarily related to activity at the Company’s El Quevar project in Argentina.

Assets Held for Sale

During 2009, the Company obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. At December 31, 2010 the $1.8 million carrying value of the property was reflected in assets held for sale in the accompanying consolidated balance sheets.

On January 28, 2011 the Company completed the sale to Apogee of a Bolivian subsidiary, which holds a 100% interest in the Paca Pulacayo property, for 5,000,000 Apogee common shares and an additional 3,000,000 common shares and $500,000 cash payment to be issued and paid 18 months following the closing.  The Company recorded a $0.4 million gain and an account receivable of approximately $0.8 million at the date of the sale.  The gain is reflected in other operating income, net on the accompanying statements of operations for the period ended June 30, 2011.  In addition during the period since the sale the Company recorded an impairment of approximately $0.1 million related to the account receivable as a result of the decline in Apogee’s share price.  The Company may record additional future gains or losses upon the sale of any or all of the Apogee shares or additional impairment of the account receivable because of the price volatility and the low trading volume of Apogee shares prior to the realization of the account receivable.

6.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)

Accounts payable and accruals	$2,681	$2,450
Accrued employee compensation and benefits	1,451	481
	$4,132	$2,931

Accounts payable and accruals at June 30, 2011 are primarily related to amounts due to contractors and suppliers in the amounts of $1.1 million, $0.5 million and $1.1 million related to the Company’s El Quevar project, exploration and corporate administrative activities, respectively. Accounts payable and accruals at December 31, 2010 are primarily related to amounts due to contractors and suppliers in the amounts of $1.7 million, $0.4 million and $0.3 million related to the El Quevar project, exploration and corporate administrative activities, respectively.

Accrued employee compensation and benefits at June 30, 2011 consist of $0.3 million of accrued vacation payable, $0.5 million of bonuses payable and $0.7 million related to withholding taxes and benefits payable. Accrued employee compensation and benefits at December 31, 2010 consist of $0.1 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable.

7.   Other Long Term Liabilities

The Company had recorded other long term liabilities of $0.8 million at both June 30, 2011 and December 31, 2010.  The liabilities include $0.2 million of deferred tax liability at the end of both periods which represents the tax effect of certain mineral properties whose book value exceeds their tax basis and $0.4 million of deferred leasehold liability related to the corporate headquarters office space. The deferred leasehold liability represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the term of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized on a straight-line basis against rent expense over the life of the lease which expires in November 2014.  In addition, the balances at both periods include $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

8.   Fair Value Measurements

Effective January 1, 2008, the Company adopted Accounting Standards Codification 820, “Fair Value Disclosure and Measurements” (“ASC 820”), for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at June 30, 2011, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$84,998	$—	$—	$84,998
Short-term available for sale securities	1,157	—	—	1,157
Warrant to purchase common stock	—	6	—	6
Long term account receivable	—	—	719	719
	$86,155	$6	$719	$86,880

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term available for sale securities are classified within Level 1 of the fair value hierarchy and are comprised of common stock, which have been valued using quoted prices in active markets.

The Company’s warrant to purchase common stock is classified within Level 2 of the fair value hierarchy. The fair value of the warrant to purchase common stock was determined using a Black-Scholes model with inputs based on quoted market price, historic volatilities, risk free interest rates and the life of the warrant.

The Company’s long term receivable is classified within Level 3 of the fair value hierarchy.  The long term receivable is related to the sale of a subsidiary to Apogee as discussed in Note 5, and is comprised of cash and common shares.  The receivable is due and payable in July 2012 and is subject to a number of risks including market risk, performance risk and certain exchange related restrictions on the stock component.  In addition to certain observable inputs including quoted market price, historic volatilities, risk free interest rates, the Company also used estimated discount rates to reflect the credit risks associated with the receivable.

9.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  Based on the limited history of the Company, an estimated effective tax rate is not used to report the year-to-date results.  For the six months ended June 30, 2011, the Company incurred operating losses and recognized income tax of $0.1 million for the reversal of the tax effects of other comprehensive income reported as of December 31, 2010.  For the six months ended June 30, 2010, the Company recognized income tax of $1.5 million, consisting primarily of withholding tax on management services provided in Bolivia.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The Company has a net deferred tax liability of $0.2 million as of June 30, 2011 and 2010, presented in the Consolidated Balance Sheets in other long term liabilities, which represents the tax effect of certain mineral properties whose book value exceeds their tax basis, and for which there is no deferred tax asset available to offset the liability on a tax jurisdictional basis.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  The Company had no unrecognized tax benefits as of June 30, 2011, and the Company had $1.4 million unrecognized tax benefits as of June 30, 2010.  As a result of the lapse of the applicable statute of limitations, the Company reduced unrecognized tax benefits by $1.4 million in the fourth quarter of 2010.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2011 and changes during the six months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	461,650	$13.45
Granted during the period	—	—
Restrictions lifted during the period	(178,750)	9.66
Forfeited during the period	—	—
Outstanding at June 30, 2011	282,900	$15.85

In conjunction with the lifting of the restrictions during the period, certain officers of the Company relinquished an aggregate of 41,681 shares in lieu of taxes.  The shares had an approximate aggregate value of $0.9 million and were recorded as treasury shares which were subsequently canceled.

For the three months and six months ended June 30, 2011 the Company recognized approximately $0.8 million and $1.8 million, respectively of compensation expense related to the restricted stock grants and the Company expects to recognize additional compensation expense related to these awards of approximately $1.6 million over the next 30 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2011 and changes during the six months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	136,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2011	136,810	8.01
Exercisable at end of period	45,603	8.01
Granted and expected to vest	131,693	8.01

For the three months and six months ended June 30, 2011 the Company recognized approximately $0.05 million and $0.2 million, respectively of compensation expense related to the option grants and the Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 23 months.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2011 and changes during the six months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	46,555	$9.62
Granted during the period	14,355	17.42
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2011	60,910	$11.46

For the three months and six months ended June 30, 2011 the Company recognized approximately $0.05 million and $0.1 million, respectively of compensation expense related to the RSU grants and expects to recognize additional compensation expense related to these RSUs of approximately $0.2 million over the next 11 months.

Exercise of warrants

As previously disclosed, during January 2010 the Company acquired Hochschild Mining Group’s (“Hochschild”) 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of its common stock and a Common Stock Purchase Warrant (the “Warrant’) to acquire 300,000 shares of its common stock exercisable for three years at an exercise price of $15.00 per share.  On April 13, 2011, Hochschild exercised the Warrant on a cashless exercise basis as permitted by the terms of the Warrant, which resulted in the issuance to Hochschild of 104,889 net shares of the Company’s common stock on April 15, 2011.  Following the exercise of the Common Stock Purchase Warrant, the Company has no warrants outstanding.

11.   Revenue and Cost of Services

The Company was party to a Management Services Agreement with Sumitomo Corporation under which it provided certain management services with respect to the San Cristóbal mine in Bolivia.  For the six months ended June 30, 2010 the Company recorded $6.2 million as revenue related to the Management Services Agreement, comprised of $5.4 million of fees and $0.8 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $2.5 million to cost of services and $0.8 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

The Company and Sumitomo agreed to terminate the Management Agreement effective June 30, 2010, six months earlier than provided by the terms of the agreement.  As a result of the termination the Company received a $4.3 million termination fee comprised of $2.8 million in lieu of the performance of services by the Company for the final two quarters of 2010 and waiver of Sumitomo’s 6-month notice requirement, $1.0 million for a termination payment (as provided in the Management Agreement) and approximately $0.5 million for a performance bonus for the first two quarters of 2010.  The termination fee proceeds were partially offset by the return of prepaid administration fees for services not performed through June 30, 2010 of approximately $1.1 million resulting in a net payment from Sumitomo of $3.2 million received on June 30, 2010. As a result of the termination we recognized additional revenue of $4.9 million for the six months ended June 30, 2010 comprised of the $4.3 million of termination fees as discussed above and $0.6 million for reimbursed withholding taxes.

12.   Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(34,516)	$(10,669)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	863	444
Impairment of accounts receivable	75	—
Gain on sale of marketable securities	(117)	(131)
Fair value of stock/warrants received for mineral rights	—	(231)
Gain on sale of assets, net	(405)	(123)
Income tax provision	98	91
Stock compensation	2,068	1,300
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	—	1,369
(Increase) decrease in prepaid expenses and other assets	167	146
Increase in accounts payable and accrued Liabilities	1,212	(121)
Decrease in deferred leasehold payments	(46)	—
Other increase	—	24
Treasury shares acquired and retired	(925)	(197)
Net cash used in operating activities	$(31,526)	$(8,098)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Supplemental disclosure of non-cash transactions:
Mineral rights acquired with common stock and warrants	$—	$794

13.   Subsequent Events

Private Placement

On June 24, 2011 the Company announced that it had entered into a definitive agreement in respect to a business combination transaction (the “Transaction”), and a subscription agreement pursuant to which the Company agreed to purchase from ECU Cdn$15.0 million principal amount of 0.0% convertible senior unsecured notes in a private placement.  On July 13, 2011, the private placement was completed and ECU and the Company executed a 0.0% Convertible Senior Unsecured Note due June 30, 2012 (the “Note”). The proceeds of the Note are held in an escrow account and may only be used by ECU for specified purposes, including (i) expenses associated with development, exploration, operating and general and administrative costs (including base salaries and employee benefits) relating to the development and operating activities at the Velardeña property; (ii) general and administrative expenses, including base salaries, employee benefits and the various expenses incurred in connection with the transactions contemplated by the Transaction; (iii) regularly scheduled principal and interest payments on arm’s length indebtedness existing at the date of the Note issuance; and (iv) such other expenditures as may be approved by the Company. The proceeds from the private placement may not be used for bonus payments, severance payments, change of control payments, or other termination payments. On July 13, 2011, Cdn$2.8 million of Note proceeds were released to ECU. Information related to the Note was filed with the Securities and Exchange Commission on Form 8-K on July 19, 2011.

Settlement

The Company expects to receive in the third quarter 2011 approximately $11.5 million, which is net of attorneys fees and costs, as the result of the settlement in early August 2011 of a pending arbitration claim.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals Company (“Golden Minerals” or “we”) is a mineral exploration company with a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America. We are currently focused on the advancement of our El Quevar silver project in northwestern Argentina.

We incurred a net operating loss during the first six months of 2011 and expect to incur a net operating loss for the remainder of 2011 and future periods unless and until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

On June 24, 2011 we announced our intent to merge with ECU Silver Mining Inc. (“ECU”) which ownes and operates silver, gold and base metals mines and exploration projects in the Velardeña Mining District in Durango Mexico.  During the quarter and year to date period ended June 30, 2011 we continued to advance our 100% controlled El Quevar silver project, located in the Salta Province of Argentina.  We continued to further define the extent of the El Quevar resource through in-fill surface drilling, and advancement of the underground development drifting to confirm the mine model.  During the first six months of 2011 we also focused on drilling programs to advance our portfolio of exploration properties.  An overview of certain significant recent events is provided below:

•                  On June 24, 2011 we announced that we had entered into a definitive agreement with ECU Silver Mining Inc. (“ECU”) to engage in a business combination transaction (the “Transaction”) pursuant to which we will acquire all of the outstanding common shares, options and warrants of ECU, and ECU will become our wholly-owned subsidiary.  In the Transaction ECU shareholders would receive 0.05 shares of our common stock and Cdn$0.000394 in cash for each ECU common share held immediately prior to the consummation of the Transaction and we will issue options and warrants to purchase our common stock as replacement options and warrants to current holders of ECU options and warrants, with the number of securities issued and the strike prices based on the 0.05 exchange ratio. We anticipate that the transaction will close in early September 2011.

If the transaction is completed we will have a diversified portfolio of assets including ECU’s silver, gold and base metals mines and exploration projects in the Velardeña Mining District, Durango, Mexico; our El Quevar advanced silver exploration project in the Salta Province, Argentina; and our Zacatecas silver exploration project in Zacatecas, Mexico.  In 2010, the mines on the Velardeña Properties produced approximately 380,000 ounces of silver, 10,000 ounces of gold, 182,000 pounds of zinc, and 155,000 pounds of lead. In the first quarter of 2011, the mines on the Velardeña Properties produced approximately 79,000 ounces of silver, 1,900 ounces of gold, 43,000 pounds of zinc, and 47,000 pounds of lead.

•                  In conjunction with the Transaction announced above, on June 24, 2011 we also announced that we had entered into a subscription agreement pursuant to which we agreed to purchase from ECU Cdn$15.0 million principal amount of 0.0% convertible senior unsecured notes in a private placement.  On July 13, 2011, the private placement was completed and we and ECU executed a 0.0% Convertible Senior Unsecured Note due June 30, 2012 (the “Note”). The proceeds of the Note are held in an escrow account and may only be used by ECU for specified purposes, including (i) expenses associated with development, exploration, operating and general and administrative costs (including base salaries and employee benefits) relating to the development and operating activities at the Velardeña property; (ii) general and administrative expenses, including base salaries, employee benefits and the various expenses incurred in connection with the transactions contemplated by the Transaction; (iii) regularly scheduled principal and interest payments on arm’s length indebtedness existing at the date of the Note issuance; and (iv) such other expenditures as may be approved by us. Proceeds of the Note may not be used for bonus payments, severance payments, change of control payments, or other termination payments. On July 13, 2011 Cdn$2.8 million of Note proceeds were released to ECU. Information regarding the Note was filed with the Securities and Exchange Commission on Form 8-K on July 19, 2011.

•                  Through June 30, 2011, we have completed more than 820 meters of development drifting in the Yaxtche zone at the El Quevar project. The drifting has encountered a large number of mineralized structures believed to be tension faults that were not anticipated in the current model of the El Quevar deposit, in which mineral concentrations are modeled to follow the alteration envelope. As a result, we have decided to delay completion of a Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) compliant Preliminary Economic Assessment and a planned mid-year 2011 resource update to allow further work to assess the impact that these newly discovered structures may have on the mining plan and global El Quevar resource. As part of this effort, we are currently examining the bulk mining potential of the Yaxtche zone at El Quevar.  Preliminary engineering indicates that an open pit could be feasible on the eastern end of the Yaxtche zone and we are performing an optimization analysis of the potential pit. Following completion of these analyses, we plan to examine the potential for bulk underground mining of the higher grade western zone. We may reduce our level of activity in advancing the drift until this work has been completed, as the open pit would encompass the area through which the drift would advance. We have targeted the fourth quarter 2011 for a resource update based on the bulk mining studies. If these efforts are successful, we plan to proceed with a NI 43-101 compliant Preliminary Economic Assessment in the first half of 2012.

•                  We initiated drilling programs at our Panuco and Adriana targets in Mexico near Zacatecas City during the quarter. Adriana is located in the southern part of the area, to the west of Capstone Mining’s Cozamin Mine, where Capstone has recently announced a new copper discovery called the Mala Noche Footwall zone. Our claims are located on strike to the west of this new discovery and we are drilling to determine if this new mineralization extends onto our property. We have completed an 8-hole initial drilling program at Adrianna and intercepted various amounts of zinc-rich mineralization in each of the drill holes. This data is being analyzed in connection with planning the second stage of drilling.  We also commenced a third round of drilling on the Panuco silver-gold vein target located in the northern part of the district.  Results from the first two rounds of drilling have identified a vein system striking approximately 1.5 kilometers with silver grades up to one kilogram per tonne over more than a meter.  More than 70 percent of the approximately 48 holes drilled in the first two drilling programs encountered silver mineralization averaging about 270 grams of silver per tonne. We are preparing to drill a series of 40 to 50 deeper holes, if our results continue to be encouraging, to extend the areas of known silver mineralization to depth.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six month periods ended June 30, 2011 to the results from operations for the three and six month periods ended June 30, 2010.

Three Months Ended June 30, 2011

Management service fees. We recorded $7.9 million of management service fees during the second quarter 2010 related to services performed under the Management Services Agreement with Sumitomo Corporation, under which we provided certain management services with respect to the San Cristóbal mine in Bolivia.  The management service fees are comprised of $2.6 million of fees, a $4.3 million payment related to the early termination of the Management Agreement and $1.0 million for reimbursed withholding taxes.  The Management Agreement was terminated effective June 30, 2010 and consequently no management service fees were recorded during the second quarter of 2011.

Cost of services. We recorded $0.9 million of costs of services for the second quarter 2010, comprised of reimbursed direct administrative expenses incurred by us related to the Management Services Agreement.  The Management Services Agreement was terminated effective June 30, 2010, and consequently no amounts were recorded to cost of services during the second quarter of 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $4.3 million for the second quarter 2011, as compared to $2.9 million for the second quarter 2010.  Exploration expenses were incurred primarily on drilling programs in Mexico.  The increase in exploration during the second quarter 2011 as compared to the second quarter 2010 is the result of additional drilling on certain of our exploration projects.

El Quevar resource development. During the second quarter 2011, we incurred $9.1 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit at our El Quevar project in Argentina.  In addition to amounts expensed during the second quarter 2011, we purchased approximately $1.5 million of mining equipment and had outstanding approximately $0.8 million of advance payments to suppliers and equipment manufacturers at June 30, 2011.  During the second quarter 2010, we incurred $3.5 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift, drilling and engineering work.  In addition to amounts expensed during the second quarter 2010, we purchased approximately $1.6 million of mining equipment and had outstanding approximately $0.7 million of advance payments to equipment manufacturers at June 30, 2010.  For both periods, costs incurred for work performed outside of the Yaxtché deposit are included in “exploration” discussed above.  The increase in the second quarter 2011 costs as compared to the second quarter 2010 is the result of the accelerated pace of drifting, drilling and engineering activity to further define and understand the resource at El Quevar.

Administrative.  Administrative expenses were $3.9 million for the second quarter of 2011 compared to $2.1 million for the second quarter of 2010.  The 2011 amount includes approximately $1.7 million of banker, legal, accounting and other professional fees related to our planned merger with ECU as discussed above.  The remaining administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our El Quevar development work and exploration programs.

Other Operating Income Expense, Net.  During the second quarter 2011 we recorded minimal net other operating expense compared to approximately $0.1 million of net operating income recorded during the second quarter 2010.  The 2011 expense is primarily related to the impairment of a long term receivable.  The 2010 amount is primarily related to gains on the sale of certain operating assets.

Interest and Other Income.  We recorded approximately $0.1 million of interest and other income during the second quarter 2011 compared to negative interest and other income of approximately $0.1 million recorded during second quarter of 2010. Both amounts were primarily related to the gains or losses on the sale of available for sale securities.

Royalty Income.  During the second quarters 2011 and 2010 we recorded royalty income of approximately $0.1 million and $0.2 million, respectively. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty and which varies from period to period depending on production from the mine.

Income Taxes.  Our income tax for the second quarter 2011 was nominal and was all related to the reversal of the tax effects of other comprehensive income reported as of December 31, 2010. For the second quarter 2010 we recognized income tax of approximately $1.0 million, consisting primarily of withholding taxes either accrued or paid to Bolivia in connection with the Management Agreement which was terminated effective June 30, 2010.

Six Months Ended June 30, 2011

Management service fees. We recorded $11.1 million of management service fees for the first six months of 2010.  The management service fees are comprised of $5.4 million of fees, a $4.3 million fee related to the early termination of the Management Services Agreement and $1.4 million for reimbursed withholding taxes.  The Management Services Agreement was terminated effective June 30, 2010 and consequently no management service fees were recorded during the first six months of 2011.

Cost of services. We recorded $2.5 million of costs of services for the first six months of 2010. The cost of services is comprised of reimbursed direct administrative expenses incurred by us related to the Management Services Agreement.  The Management Agreement was terminated effective June 30, 2010, and consequently no amounts were recorded to cost of services during the first quarter of 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $8.0 million for the first six months of 2011, as compared to $6.1 million for the first six months of 2010.  The increase in exploration during the first six months of 2011 as compared to the first six months of 2010 is the result of additional drilling on certain of our exploration projects in Mexico, Argentina and Peru.

El Quevar resource development. During the first six months of 2011, we incurred $17.9 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit at our El Quevar project in Argentina.  In addition to amounts expensed during the first six months of 2011, we purchased approximately $4.6 million of mining equipment and had outstanding approximately $1.2 million of advance payments to suppliers and equipment manufacturers at June 30, 2011.  During the first six months of 2010, we incurred $6.0 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift, drilling and engineering work.  Costs incurred for work performed outside of the high grade Yaxtché deposit at our El Quevar project are included in “exploration” discussed above. In addition to amounts expensed during the first six months of 2010, we purchased approximately $1.8 million of mining equipment and had outstanding approximately $0.7 million of advance payments to equipment manufacturers at June 30, 2010.  The increase in costs during the first six months of 2011 as compared to the first six months of 2010 is the result of the accelerated pace of drifting, drilling and engineering activity to further define and understand the resource at El Quevar.

Administrative.  Administrative expenses were $8.0 million for the first six months of 2011 compared to $6.1 million for the first six months of 2010.  The 2011 amount includes approximately $1.7 million of banker, legal, accounting and other professional fees related to our planned merger with ECU as discussed above.  The remaining administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our El Quevar development work and exploration programs.

Other Operating Income Expense, Net.  During the first six months of 2011 we recorded $0.4 million of other operating income, net compared to approximately $0.5 million of net operating income recorded during the first six months of 2010.  The 2011 amount is primarily the result of the recognition of a gain on the sale of our Paca Pulacayo property in Bolivia. The 2010 amount is primarily related to gains on the sale of certain operating assets and mineral rights.

Interest and Other Income.  We recorded approximately $0.1 million of interest and other income during the first six months of 2011 compared to interest and other income of approximately $0.2 million recorded during first six months of 2010. Both amounts were primarily related to the gains or losses on the sale of available for sale securities.

Royalty Income.  During the first six months of 2011 and 2010 we recorded royalty income of approximately $0.1 million and $0.2 million, respectively. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty and which varies from period to period depending on production from the mine.

Income Taxes.  Our income tax for the first six months of 2011 was $0.1 million related to the reversal of the tax effects of other comprehensive income reported as of December 31, 2010. For the first six months of 2010 we recognized income tax of $1.5 million, consisting primarily of withholding taxes either accrued or paid to Bolivia in connection with Management Agreement which was terminated effective June 30, 2010.

Liquidity, Capital Resources and Going Concern

At June 30, 2011 our aggregate cash and short-term investments totaled $86.2 million, which included $85.0 million of cash and cash equivalents and $1.2 million of short-term investments. Our cash and short-term investment balance is lower than the $121.6 million in similar assets held at December 31, 2010 due to approximately $22.5 million spent during the six months ended June 30, 2011 on the El Quevar project, $8.0 million on exploration, and $6.5 million on general and administrative activities, including changes in working capital, offset partially by the receipt of approximately $1.2 million of common shares in Apogee relating to the sale of the subsidiary holding the Paca Pulacayo property and $0.4 million in royalties and other income.

On July 13, 2011, Golden Minerals Company and ECU Silver Mining Inc. completed a private placement pursuant to which Golden Minerals purchased from ECU Cdn$15.0 million principal amount (approximately US$15.8 million) of 0.0% convertible senior unsecured notes. The private placement is intended to provide ECU with interim financing for its operations pending consummation of the Transaction.  The proceeds of the convertible notes are intended to be used by ECU for general corporate purposes and for ongoing exploration, development, and operations at Velardeña until closing of the proposed Transaction, to the extent that current ECU cash flows from the sale of doré and concentrates are not sufficient to fund those expenditures. Among the ECU expenditures which may be funded from the proceeds of the convertible notes are expenditures related to the Transaction and for scheduled debt service. Golden anticipates that ECU’s current cash flow from sales will be sufficient to fund ongoing operations at Velardeña until closing of the Transaction. However, Golden anticipates that prior to closing ECU will spend approximately US$12.5 million of the proceeds from the convertible notes for costs related to exploration and capital equipment at Velardeña, ECU corporate overhead, debt service, and costs related to the Transaction, including investment banker and attorney fees. Following the closing of the Transaction, the remaining Cdn $2.5 million of proceeds from the convertible notes would, unless used for other purposes, be available for Golden’s general use.

We expect to receive in the third quarter 2011 approximately $11.5 million, which is net of attorneys fees and costs, as the result of the settlement in early August of a pending arbitration claim.

With our cash and investment balance at June 30, 2011 of $86.2 million, and assuming that we are able to close the Transaction prior to the end of September 2011, we plan to spend the following amounts during the remaining six months of 2011 pursuant to our long-term business strategy:

•                                Approximately $12.5 representing ECU’s use of proceeds from the Cdn$15.0 million ECU convertible note held by Golden prior to the closing of the anticipated Transaction;

•                                Approximately $5.0 million of costs related to the Transaction expected to be incurred by Golden;

•                              Approximately $12.0 to $15.0 million to be incurred at our El Quevar project to fund the continuation of exploration drilling, underground drifting, and related technical engineering and project assessment to further define the extent of the resource before completing an economic study. This amount could be reduced if we conclude that the advancement of the underground drift is no longer necessary as discussed above.

•                                Approximately $4.0 million of costs related to the advancement of feasibility work at ECU’s Velardeña project following closing of the Transaction (we estimate that operating and continued development costs at Velardeña will be funded from the sale of doré and concentrates produced from ongoing Velardeña operations);

•                                Approximately $8.0 million during the remainder of 2011 to fund the drilling of two targets in Argentina, three in Peru and four in Mexico, and on other generative exploration activities and property holding costs related to our portfolio of exploration properties conducted through our principal exploration offices located in South America and Mexico. Additional spending is possible for early and advanced stage drilling programs, depending on the success of our targeted exploration program and generative exploration activities;

•                                Approximately $9.0 million during the remainder of 2011on ECU debt service and the reduction of a $5.0 million advance from the purchaser of ECU doré bars and other short term liabilities relating to obligations of ECU;

•                              Approximately $4.0 million during the remainder of 2011 on general and administrative costs, working capital and other general corporate purposes.

We plan to fund the expenditures described above from our cash and investment balances at June 30, 2011 of $86.2 million and from approximately $11.5 million expected to be received in the third quarter 2011 as the result of settling an arbitration claim and $0.2 million from royalties and other income through the end of 2011. Based on these projections we would end the year 2011 with cash and investment balances of approximately $40.5 to $43.5 million.

The actual amount that we spend through the end of 2011 may vary significantly from the amounts specified above, and will depend on a number of factors, including the results of our continued exploration activities and project assessment work at El Quevar and our other exploration properties, whether we elect or are required to repay ECU debt in addition to amounts identified above, and the results of continuing operations and further development work and project assessment work at Velardeña. There can be no assurance the expenditures planned for El Quevar or Velardeña will demonstrate the economic viability of either project.

If economic studies at either the El Quevar or Velardeña projects are positive, significant additional capital would be required to complete development and plant construction associated with the projects. To fund completely either project or other exploration drilling programs beyond 2011 we will require additional equity or debt financing from external sources. The Sentient Group has expressed an interest in investing further capital in the combined company in order to maintain its current ownership of approximately 19%, which could generate approximately $44.7 million in additional cash at $14.54 per share, which was our closing stock price on the NYSE Amex on July 29, 2011 the date we filed a proxy statement related to the Transaction. However, no agreement has been reached with Sentient, and it is uncertain whether an additional investment by Sentient will occur, the number of our shares that would be purchased, or the amount of cash that would be generated by the investment. There can be no assurance that we will be successful in raising additional capital or obtaining financing in the future on terms acceptable to us or at all. If we are unable to obtain additional external financing during 2011 or beyond, the potential development of the El Quevar or Velardeña projects could be delayed and we could be required to significantly reduce spending on other exploration projects.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended June 30, 2011, nor were there any new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•                        The expected timing and anticipated benefits of the proposed Transaction between Golden and ECU and whether the Transaction will be completed;

•                        Statements regarding anticipated operations and activities of ECU, Golden or the combined company, including planned and potential exploration and development opportunities of the combined company, plans, expectations and assumptions concerning the El Quevar project or the Velardeña project;

•                        The timing and planned spending for exploration of our portfolio of exploration properties;

•                        Planned spending and expected cash requirements, and statements concerning our financial condition, operating strategies and operating and legal risks;

•                        The potential for further investment by The Sentient Group in the combined company;

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

•                        The feasibility and economic viability of potential expansion plans at ECU’s Velardeña project;

•                        The feasibility and economic viability of Golden’s El Quevar project;

•                        The combined company’s ability to raise necessary capital to complete expansion plans at ECU’s Velardeña project and if justified by results the development of Golden’s El Quevar project;

•                        The combined company’s ability to retain key management and mining personnel necessary to successfully operate and grow our business;

•                        Results of future exploration at our exploration portfolio properties;

•                        Economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our exploration properties;

•                        Political and economic instability in Argentina, Mexico, Peru and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and in this Form 10-Q for the quarter ended June 30, 2011.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the second quarter 2011, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

In early August 2011, we settled our arbitration claim, styled Golden Minerals Company v. Credit Suisse Securities (USA) LLC, filed with FINRA Dispute Resolution, and we expect to receive the settlement proceeds in the third quarter 2011.

Item 1A. Risk Factors

The following risk factors relate to the proposed business combination transaction between the Company and ECU Silver and the proposed increase in the Company’s authorized capital. These risk factors are in addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to the Transaction

The Transaction will present challenges associated with integrating operations, personnel and other aspects of the companies and assumption of liabilities that may exist at ECU and which may be known or unknown by Golden.

The results of the combined company following the Transaction will depend in part upon Golden’s ability to integrate its business with ECU’s business in an efficient and effective manner. Golden’s attempt to integrate two companies that have previously operated independently may result in significant challenges, and Golden may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. ECU has operated as a Québec corporation, with substantially all of its personnel and operations in Mexico, and Golden has not previously conducted mining operations in Mexico. The integration will require the dedication of significant management resources to become familiar with the Mexican operations and the culture of ECU, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. In addition, the combined company may adjust the way in which ECU has conducted its operations and utilized its properties, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Transaction could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of Golden and ECU successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Transaction will subject Golden to any environmental, contractual or other obligations and liabilities of ECU, some of which may be unknown. While Golden and its legal and financial advisors have conducted due diligence on ECU and its business, there can be no assurance that Golden is aware of all obligations and liabilities of ECU. These liabilities, and any additional risks and uncertainties related to ECU’s business and to the Transaction not currently known to Golden or that Golden may currently be aware of, but that prove to be more significant than assessed or estimated by Golden, could negatively impact the business, financial condition and results of operations of the combined company following consummation of the Transaction.

Golden will incur significant transaction, combination-related and restructuring costs in connection with the Transaction.

Golden and ECU expect to incur transaction fees and other expenses related to the Transaction totaling approximately $12.0 million, including financial advisors’ fees, filing fees, legal and accounting fees, soliciting fees, regulatory fees and mailing costs. ECU expects to incur costs for executive bonuses and change of control payments related to the Transaction totaling approximately Cdn$4.0 million (some of which is expected to be paid in Golden common stock). Golden also expects to incur significant costs associated with combining the operations of the two companies. It is difficult to predict the amount of these costs before Golden begins the integration process. The combined company may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the operations of the two companies. Although Golden expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, can offset incremental transaction, combination-related and restructuring costs over time, Golden cannot assure that this net benefit will be achieved in the near term, or at all.

We may incur significant costs related to ECU’s contractual arrangements that we don’t currently anticipate.

We may incur significant costs related to ECU’s contractual arrangements that we don’t currently anticipate. For example, if the Transaction is completed, under certain circumstances ECU’s term loan lender may terminate its contractual arrangements with ECU. Although ECU is attempting to obtain the consent of ECU’s term loan lender to the transaction, ECU may not be successful in these efforts. If the Transaction is completed without the consent of ECU’s term loan lender, we may be required, in certain circumstances, to immediately repay the full amount borrowed under the term loan facility (expected to be approximately $16.0 million at closing), plus certain other amounts. There may be other ECU agreements with similar provisions, contracts with respect to which there are disputes and contractual obligations of which we are not currently aware, any of which could impose unanticipated costs on the combined company following completion of the Transaction. If these events were to occur, the additional expenditures in connection with repayment of the term loan or other unanticipated costs would significantly reduce the amount of cash that we currently expect to have available for deployment at our El Quevar project, ECU’s Velardeña properties, or other properties in our exploration portfolio on the schedule we currently anticipate.

The officers and directors of Golden and ECU may have interests that are different from the interests of Golden Stockholders.

Because current stockholders of ECU will own 51% of the Golden common stock after the Transaction (55% on a fully diluted basis), the Transaction constitutes a change of control under several significant agreements to which Golden is a party, which triggers certain rights and obligations under those agreements. Unvested awards under Golden’s 2009 Equity Incentive Plan (including stock options, restricted stock and restricted stock units) will vest immediately upon closing of the Transaction. At the closing of the Transaction, current officers and directors of Golden will hold stock options to purchase 85,874 shares of common stock, and officers of Golden will hold 201,735 shares of restricted stock that would have vested on various dates between December 2011 and December 2013. Directors of Golden will hold 14,355 restricted stock units that would have vested during May 2012. In addition, Golden has change of control agreements with each of its executive officers that provide for severance benefits if, within two years of the closing of the Transaction, either the combined company terminates his or her employment without cause, or the officer terminates his or her employment for good reason. Although Golden does not currently anticipate that any such terminations will occur, if terminations of all the existing Golden executives were to occur, Golden’s executives would be entitled to receive severance payments consisting of cash, tax reimbursement, and perquisites equal to approximately $9.9 million.

In addition, ECU will make bonus payments for successful completion of the Transaction to its executive officers totaling approximately Cdn$3.3 million (some of which is expected to be paid in Golden common stock) and severance payments to certain of its officers upon closing the Transaction totaling approximately Cdn$0.7 million.

These payments and potential benefits give the directors and management of Golden and ECU an interest in the Transaction that differs from the interest of Golden Stockholders.

Golden Stockholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the issuance of Golden common stock to the ECU stockholders.

In connection with the Transaction, Golden will issue approximately 16.0 million shares of common stock, which excludes up to 2.9 million new shares that will be issuable upon exercise of currently outstanding ECU warrants and options (or, following the Transaction, upon the exercise of the Replacement Options and Replacement Warrants issued in exchange for ECU warrants and options) and common stock expected to be issued in lieu of Cdn$2.75 million in transaction completion bonuses to two current ECU executives. If all outstanding ECU options and warrants were exercised before the consummation of the Transaction, former ECU shareholders would own approximately 55% of the outstanding stock of the combined company. Accordingly, the issuance of Golden common stock to ECU shareholders will reduce the percentage of equity and voting interests held by each of Golden’s current stockholders.

Golden has previously completed private placement transactions with Sentient Global Resources Fund III, LP and SGRF III Parallel I, LP (collectively, “Sentient”) and Sentient has indicated a potential interest in further investing in the combined company in a private placement following consummation of the Transaction. The Transaction will increase the need of the combined company for additional financing to support the exploration and development of ECU’s Velardeña properties in addition to Golden’s historic properties. Because cash from operations is not expected to be sufficient to provide needed capital, and because debt financing is difficult to obtain for early stage mining operations, the likelihood is high that Golden would seek such financing in the equity markets. If the combined company were to engage in a private equity financing with Sentient or any other party, or engage in a public equity offering following the Transaction, current Golden stockholders’ ownership interest in the combined company would be further diluted.

Golden’s common stock price could be depressed by sales of shares by ECU or Golden shareholders who sell their Golden shares.

Some ECU shareholders may intend not to hold Golden common stock and some Golden stockholders may decide to sell their shares following the Transaction, particularly if the market reaction to the Transaction is not favorable. If a significant number of Golden or former ECU shareholders seek to sell their Golden common stock following completion of the Transaction, the trading price of Golden common stock may be adversely affected. A decrease in the trading price of the Golden common stock could impair the combined company’s ability to raise capital through future sales of common stock.

The existence of a significant number of options and warrants may have a negative effect on the market price of Golden common stock.

ECU currently has outstanding ECU options and ECU warrants to purchase ECU Shares, which will, in the Transaction, be replaced by the Golden Replacement Options and Golden Replacement Warrants to purchase Golden common stock. The Golden Replacement Options will consist of employee options to purchase 661,750 shares of Golden common stock at exercise prices ranging from $16.00 to $31.80, and expiring between September 2011 and October 2014, and the Golden Replacement Warrants will consist of warrants to purchase 386,363 and 1,831,929 shares of Golden common stock, respectively, at exercise prices of $18.00 and $19.00, respectively, expiring in December 2011 and February 2014, respectively. The existence of securities available for exercise and resale is referred to as an “overhang”, and, particularly if the options and warrants are “in the money”, the anticipation of potential sales could exert downward pressure on the market price of Golden common stock.

Potential payments made to any dissenting ECU shareholders in respect of their shares could exceed the amount of consideration otherwise due to them under the terms of the Arrangement Agreement.

Under the Business Corporations Act (Québec), ECU Shareholders will have the right to dissent with respect to the proposed Transaction. If any ECU shareholders properly exercise their right to dissent, such ECU shareholders will be entitled to be paid the judicially determined fair value of their ECU shares. While Golden and ECU believe that the value of the consideration to be paid to ECU shareholders pursuant to the Transaction is equal to or exceeds the fair value of the ECU shares, there can be no assurance that a court would agree with this assessment and consequently the amount any dissenting ECU shareholders receive could be higher than the consideration to which those shareholders would have been entitled under the Arrangement Agreement. In addition, Golden may be required to pay dissenting ECU shareholders all or a portion of the judicially determined value of their ECU shares in cash, which would reduce the cash available to the combined company for advancement of the El Quevar project, expansion efforts at the Velardeña properties and advancement of the combined company’s other exploration properties. A condition to closing in the Arrangement Agreement is that holders of no more than 5% of ECU’s shares have exercised dissent rights, but Golden could waive this condition.

ECU’s public filings are subject to Canadian disclosure requirements, which differ from SEC requirements.

ECU is a Canadian issuer that is required to prepare and file its periodic and other filings in accordance with Canadian disclosure requirements. As a result, certain of the information about ECU that is contained in this proxy statement was prepared with a view to compliance with Canadian GAAP or IFRS and Canadian disclosure regulations, rather than the requirements that would apply in the United States. Because Canadian disclosure requirements are different from SEC requirements, the information about ECU contained in this proxy statement may not be comparable to similar information available about Golden or other U.S. issuers.

The presentation of historical financial statements of ECU will not be comparable to the presentation of ECU’s financial results following completion of the Transaction.

ECU has been a Québec corporation whose financial statements, until December 31, 2010, were prepared in accordance with Canadian GAAP, and since January 1, 2011, have been prepared in accordance with IFRS. After the Transaction, ECU will be a wholly-owned subsidiary of Golden, and its financial statements will be consolidated with those of Golden, and will be prepared in accordance with U.S. GAAP. Under Canadian GAAP and IFRS, ECU has been capitalizing exploration and development costs incurred during the development stage, including the operating expenses at its active mining operations, and offsetting those capitalized costs with revenue generated from saleable minerals. Under U.S. GAAP, those exploration and development costs would have appeared as expenses on the statement of operations and revenues generated during the development stage would have appeared as Other Income, Net of Incremental and Direct Costs Associated with the Revenue, on the statement of operations. If ECU had reported in U.S. GAAP for the fiscal year ended December 31, 2010, its net losses would have increased by approximately $2.5 million. Because of these and other differences, ECU’s historical financial results will not be comparable to the results as they will appear in the consolidated financial statements of the combined company.

Risks Relating to the Businesses of Golden, ECU and the Combined Company

After the completion of the Transaction, the business of the combined company, as well as the price of Golden common stock, will be subject to numerous risks currently affecting the businesses of Golden and ECU.

ECU and Golden have both historically incurred operating losses and operating cash flow deficits and we expect that the combined company will continue to incur operating losses in the foreseeable future.

ECU and Golden have a history of operating losses and we expect that the combined company will continue to incur operating losses unless and until such time as ECU’s Velardeña Properties in Central Mexico, our El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund continuing operations of the combined company. None of Golden’s properties is currently in commercial production. While ECU is currently in production at its Velardeña Properties, it is still considered to be a development stage company, as it has not determined that a sufficient portion of its mineral resources are economically exploitable and, accordingly, it has no mineral reserves. We do not expect that revenues generated by production at ECU’s properties will exceed the expenses of the combined company for at least the next few years. In 2010, ECU suffered a decrease in cash during the year of Cdn$7.3 million, leaving cash and cash equivalents of only Cdn$344,826 at December 31, 2010, and Golden has purchased Cdn$15.0 million principal amount interest-free convertible notes from ECU to provide ECU with needed liquidity pending the closing of the Transaction. We expect the combined company’s operating expenses, capital expenditures and other expenses will increase in future years as we advance exploration, development and commercial production of the combined company’s properties and any other properties that we may acquire. The amounts and timing of expenditures will depend on the progress of our efforts to expand production at the Velardeña Properties, advance our El Quevar project and continue exploration at these and other properties, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which will be beyond our control. We expect that the advancement or development of the combined company’s properties and any other properties we may acquire will require the commitment of substantial resources. There can be no assurance that the combined company will continue to generate revenues or will ever achieve profitability.

ECU’s and Golden’s properties may not contain mineral reserves.

None of our El Quevar project, ECU’s Velardeña Properties or any of our other properties, has been shown to contain proven or probable mineral reserves. Expenditures made in the exploration and advancement of the properties of the combined company may not result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable ore deposits and we cannot assure you that any mineral deposit we identify will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver from discovered mineralization will in fact be realized.

Micon has completed technical reports on Golden’s El Quevar property, which indicated the presence of “mineralized material,” and on ECU’s Velardeña Properties, which indicated the presence of measured, indicated and inferred resources. Mineralized material, and measured, indicated and inferred resource figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates will be accurate or that proven and probable mineral reserves will be identified at El Quevar, Velardeña or any of Golden’s and ECU’s other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We plan to spend significant amounts on the advancement of El Quevar and the expansion of the Velardeña Properties prior to establishing the economic viability of the project in a technical report compliant with NI 43-101.

Estimates of reserves, mineral deposits and production costs can also be affected by such factors as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, environmental factors, unforeseen technical difficulties and unusual or unexpected geological formations. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Silver or other minerals recovered in small scale laboratory tests may not be duplicated in large scale tests under on-site production conditions.

We expect that the combined company will continue to require substantial external financing to pay its operating and general and administrative expenses, continue the advancement of the Velardeña expansion and El Quevar projects, and fund its other exploration activities.

We will be required to continue to raise substantial funds from external sources in order to pay our operating and general and administrative expenses, advance the Velardeña expansion and El Quevar projects, maintain our other exploration properties and continue our exploration activities, as we do not expect that cash generated by the Velardeña mining operations will be sufficient to fund these activities. If the Velardeña expansion or the El Quevar project proceeds to development and construction, we anticipate that we would need to raise additional capital during 2011. The size and capital cost for the Velardeña expansion or a possible mine and processing facilities at El Quevar have not been determined and would depend, among other things, on the results of our ongoing efforts to further define the Yaxtché deposit. We do not have a credit agreement in place that would finance development of either the Velardeña expansion or the El Quevar project, and believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets. Access to public financing has been negatively impacted by the volatility in the credit markets, which may impact the ability of the combined company to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We cannot assure you that we will be able to obtain the necessary financing for the Velardeña expansion or the El Quevar project on favorable terms or at all. Failure to obtain sufficient financing may also result in the delay or indefinite postponement of exploration activities at our other properties.

The existence of secured indebtedness at ECU may limit the flexibility of the combined company to obtain additional financing and pursue certain business opportunities.

Prior to the Transaction, Golden had no indebtedness. At June 30, 2011, ECU had approximately $17.0 million of outstanding term loan indebtedness, bearing interest at an effective rate of 12.8% and requiring 30 monthly principal repayments of $553,951, commencing July 31, 2011 through maturity on December 31, 2013. The term loan is secured by a first mortgage covering substantially all of ECU’s assets, including its mining properties and mills. This indebtedness may be prepaid prior to maturity, subject to a prepayment penalty equal to the greater of either the total interest for the immediately preceding three months or 3% of the outstanding term loan principal amount. If such indebtedness had been prepaid on June 30, 2011, the prepayment penalty would have been $498,556. ECU refinanced this indebtedness in early 2011 to extend the maturity on the loan from January 2012 to December 2013.

The presence of secured indebtedness, particularly in a company with limited revenues, has important consequences to the combined company, including (i) making it more difficult to obtain additional financing, (ii) subjecting it to the risk that its assets may be foreclosed upon if it is unable to make required principal and interest payments, (iii) reducing cash flows available for development of properties, and (iv) making the combined company more vulnerable than competitors without debt to a downturn in business, the economy or commodity prices. The combined company’s ability to service its debt will depend on its operating performance, which is affected by prevailing economic conditions that are outside of its control. If it is unable to support debt service from revenues from ECU’s mining operations, the combined company may be forced to divert resources from the development of its other properties, which may have material adverse effects on its growth and future prospects.

The ECU properties could be subject to environmental and other regulatory risks, which the combined company will assume after the Transaction and which could expose the combined company to significant liability and delay, and potentially the suspension or termination of exploration and development efforts.

Mining is subject to federal, state and local environmental regulation in the jurisdictions where the mines are located. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.

ECU’s activities related to the Velardeña Properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. Regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental, be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación de Impacto Ambiental include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. ECU is required to provide proof of local community support of the Manifestación as a condition to final approval. These requirements are applicable to permitting new facilities at ECU’s operations and to expansion of ECU’s existing facilities.

Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. On January 28, 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extends the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that the harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación de Impacto Ambiental through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Another initiative that has not yet been enacted, but is being analyzed by the Chamber of Deputies is one related to amendments to the Civil Federal Procedures Code (“CFPC”). This initiative consists of establishing three categories of collective actions, by means of which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. The initiative is expected to be approved by the Chamber of Deputies this year and the related provisions to become effective six months thereafter. If approved, the amendments to the CFPC may result in more litigation with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

Future changes in environmental regulation in the jurisdictions where the mines are located may adversely affect the operations of the combined company, make the operations of the combined company prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which Golden and ECU currently hold interests, or may hold interests in the future, that are unknown to Golden or ECU at present and that have been caused by Golden, ECU, or previous owners or operators, or that may have occurred naturally. The combined company may be liable for remediating any damage that ECU may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available. In addition, U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could negatively impact the operations of the combined company.

Title to ECU Properties may be defective or may be challenged.

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. ECU holds title to the Velardeña Properties through these government concessions, but there is no assurance that title to the concessions comprising the Velardeña Properties will not be challenged or impaired following the Transaction. The Velardeña Properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising the Velardeña Properties that, if successful, could impair development and/or operations with respect to such properties in the future. A defect could result in the combined company losing all or a portion of its right, title, and interest in and to the properties to which the title defect relates.

ECU was previously involved in litigation concerning its ownership of title to four mineral concessions comprising the Santa Juana portion of the Velardeña Properties. In 2009, ECU entered into an agreement to settle the litigation whereby ECU agreed to pay $6.0 million to obtain full title to the concessions. ECU has previously paid $5.0 million of the settlement amount with the remaining $1.0 million installment becoming due in November 2011. Failure to make the remaining payment would result in loss of a 30% interest in the title to the four mining concessions at issue.

Mining concessions in Mexico may be terminated if the obligations of the concessionaire are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Mining concessions give exclusive exploration and exploitation rights to the minerals located in the concessions, but do not include surface rights to the real property, such that ECU is required to negotiate the necessary agreements with surface landowners. Many of ECU’s mining properties are subject to the Mexican ejido system requiring ECU to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with its mining operations or exploration activities. ECU’s contract with the Velardeña Ejido, which provides surface rights to approximately 70% of the Velardeña Properties, expires in December 2011. Negotiations to renew the contract have not yet begun and while ECU expects to be able to obtain a new contract providing the same surface rights as the existing contract, no assurances can be made that ECU will be able to do so on favorable terms or at all. The inability to extend these surface rights on favorable terms or otherwise could have a material adverse effect on the operations and financial condition of the combined company.

ECU is actively engaged in mining activities and there are significant hazards involved, not all of which are fully covered by insurance. To the extent the combined company must pay the costs associated with such risks, its business may be negatively affected.

The operation of mines and conduct of exploration programs are subject to numerous risks and hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave-ins, fires, power outages, labor disruptions, flooding, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Although the combined company will maintain insurance against risks inherent in the operation of its business in amounts that it considers to be reasonable, such insurance will contain exclusions and limitations on coverage, the combined company’s insurance will not cover all potential risks associated with mining and exploration operations, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, the combined company could incur significant liabilities and costs that could adversely affect its results of operation and financial condition.

ECU’s mining operations are located in Mexico and are subject to various levels of political, economic, legal and other risks with which Golden has limited or no previous experience.

ECU’s operations are conducted in Mexico, and, as such, ECU’s operations are exposed to various levels of political, economic, legal and other risks and uncertainties, including military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; local acts of violence, including violence from drug cartels; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for the combined company to obtain any required financing for the expansion of the Velardeña mines or other projects in Mexico in the future.

ECU’s Mexican operations and properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Specifically, ECU’s activities related to the Velardeña Properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico, Comision Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

ECU’s mineral exploration and mining activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to ECU’s Mexican operations or the maintenance of its properties. Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect ECU’s operations and financial condition. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Expansion of ECU’s facilities will also be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing operations in the area.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on the combined company’s operations and financial condition.

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration and development activities on the Velardeña Properties or in respect of any other projects in which the combined company becomes involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration and development operations or material fines, penalties or other liabilities.

ECU’s employees in Mexico are represented by a collective bargaining unit, and ECU is subject to Mexican regulations regarding labor and employment matters.

ECU’s employees in Mexico are represented by a collective bargaining unit, the Sindicato. ECU has two Sindicatos, one for the mine and a second for the plant. The current collective bargaining agreement expired in late June 2011. Salaries are negotiated annually, and labor contracts bi-annually. In addition to the negotiated terms of such agreement, relations between ECU and its employees may be affected by changes in regulations regarding labor relations that may be introduced by the Mexican authorities. Changes in such legislation or in the relationship between ECU and its employees may have a material adverse effect on the combined company’s operations and financial condition.

The long-term cash flow and profitability of the combined company will be affected by changes in the prices of silver and other metals.

The ability of the combined company to establish reserves and develop its exploration properties, and its profitability and long-term viability, depend, in large part, on the market prices of silver, zinc, lead, gold, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•  global or regional consumption patterns;

•  supply of, and demand for, silver, gold, zinc, lead, copper and other metals;

•  speculative activities and producer hedging activities;

•  expectations for inflation;

•  political and economic conditions; and

•  supply of, and demand for, consumables required for production.

Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the cash flow generated by the Velardeña Properties, or make it uneconomical for the combined company to continue its mining or exploration activities. Volatility or sustained price declines may also adversely affect the ability of the combined company to build its business.

Results from ECU’s Velardeña properties are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. Dollar and the Mexican Peso.

ECU’s revenues are primarily denominated in U.S. dollars. However, operating costs of ECU’s Velardeña Properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, maintenance, local contractors and fuel. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the Mexican peso, ECU’s financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 4.4% in 2010, 3.6% in 2009 and 6.5% in 2008. At the same time, the peso has been subject to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso increased by 5.4% and 3.5% in 2010 and 2009, respectively, and decreased by 24.5% in 2008. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The imposition of exchange control policies could impair ECU’s ability to meet its U.S. dollar-denominated obligations, including payments on its debt. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on the financial condition, results of operations, earnings and cash flows of the combined company.

If the combined company is unable to obtain all of its required governmental permits or obtain property rights on favorable terms or at all, its operations could be negatively impacted.

Future operations of the combined company, including the new tailings facility at and potential expansion of the Velardeña Properties, the advancement of the El Quevar project, and other exploration and potential development activities, will require additional permits from various governmental authorities. Operations of the combined company are and will continue to be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. The combined company may also be required to obtain certain property rights to access or use its properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that the combined company will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained, could have a material adverse effect on the business of the combined company by delaying or preventing or making continued operations economically unfeasible.

ECU owns its interest in its San Diego property in a 50-50 joint venture and is therefore unable to control all aspects of exploration and development of this property.

ECU holds the San Diego property in a 50-50 joint venture with Golden Tag Resources Ltd. This interest in the San Diego Property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect in the viability of ECU’s interests held through the joint venture. In 2009, ECU received a notice of arbitration from its joint venture partner. The dispute was settled in September 2010, and resulted in an increase in ECU’s mining property costs of $61,000.

Risks Related to the Increase in Authorized Capital.

The increase in authorized capital could have anti-takeover effects, and could lead to greater dilution to existing stockholders.

At the Golden stockholders meeting at which the ECU transaction will be considered, Golden stockholders are also being asked to approve an increase in Golden’s authorized capital from 50,000,000 shares to 100,000,000 shares. At the conclusion of the Transaction, Golden will have approximately 12.9 million shares available for issuance. The additional shares will be available for use in acquisitions, future equity financings and for employee equity compensation plans. If the proposed increase in authorized capital is approved, Golden stockholders will not have the ability in the future to vote on the use of the shares, except in limited instances mandated by stock exchange rules. Accordingly, the directors would be able to issue shares in financings or acquisitions at prices that may not reflect market prices, or are otherwise dilutive to stockholders. In addition, the availability of a number of authorized and unissued shares could have anti-takeover effects and could be used by incumbent management to perpetuate its positions, even in the face of an acquisition that is regarded as beneficial by stockholders. For example, shares could be placed with a stockholder that is supportive of existing management, diluting the ownership of a hostile acquirer. There can be no assurance that the shares will be issued in a manner that is advantageous to existing stockholders.

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

Of the approximately $35.0 million in net proceeds received from the public offering and Sentient private placement, through June 30, 2011, we have spent an estimated $21.7 million in connection with the exploration, construction of an underground drift and related infrastructure and the continued work on the economic study for the Yaxtché deposit at our El Quevar project, and an estimated $13.3 million to fund exploration activities on our remaining portfolio of exploration properties.  As of June 30, 2011, all of the net proceeds from our March 2010 offerings have been deployed.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Removed and Reserved

Item 5.           Other Information

None.

Item 6.           Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date: August 3, 2011	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 3, 2011	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer