Form 10-Q
period 2011-09-30
Golden Minerals Co
filed 2011-11-14
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

AT NOVEMBER 11, 2011, 35,685,035 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	Pro Forma
	September 30,	September 30,	December 31,
	2011 (1)	2011	2010
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$85,618	$54,979	$120,990
Investments (Note 4)	23	23	601
Inventories (Note 6)	1,523	1,523	—
Value added tax receivable (Note 7)	1,332	1,332	—
Prepaid expenses and other assets (Note 5)	3,166	3,166	1,695
Total current assets	91,662	61,023	123,286
Property, plant and equipment, net (Note 8)	381,876	381,876	10,139
Assets held for sale (Note 8)	—	—	1,795
Long term receivable	643	643	—
Prepaid expenses and other assets (Note 5)	293	293	398
Total assets	$474,474	$443,835	$135,618
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$9,714	$9,714	$2,931
Current portion of long term debt (Note 10)	14,957	14,957	—
Other current liabilities (Note 12)	8,543	8,543	67
Total current liabilities	33,214	33,214	2,998
Asset retirement obligation (Note 11)	3,506	3,506	—
Deferred tax liability (Note 14)	83,342	83,342	—
Other long term liabilities (Note 12)	502	502	802
Total liabilities	120,564	120,564	3,800

Commitments and contingencies (Note 18)
Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 31,566,885 and 15,124,567 shares issued and outstanding, respectivly	355	314	152
Additional paid in capital	453,509	422,911	185,051
Accumulated deficit	(99,810)	(99,810)	(53,550)
Accumulated other comprehensive income (loss)	(144)	(144)	165
Parent company’s shareholder’s equity	353,910	323,271	131,818
Total liabilities and equity	$474,474	$443,835	$135,618

(1)          The pro-forma presentation reflects a private placement of common stock completed in October 2011; see Note 20.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Revenue:
Management service fees (Note 16)	$—	$98	$—	$11,216
Costs and expenses:
Costs applicable to sale of metals (Note 16)	(965)	—	(965)	—
Costs of services (Note 16)	—	(31)	—	(2,566)
Exploration expense	(4,639)	(3,755)	(12,645)	(9,893)
El Quevar project expense	(5,520)	(4,031)	(23,276)	(10,004)
Administrative expense	(1,836)	(1,868)	(6,242)	(6,295)
Severance and acquisition related cost (Note 3)	(5,353)	—	(7,050)	—
Stock based compensation	(3,260)	(559)	(5,328)	(1,859)
Reclamation expense	(31)	—	(126)	—
Other operating income & (expenses), net	(76)	76	340	186
Depreciation, depletion and amortization	(717)	(307)	(1,580)	(751)
Total costs and expenses	(22,397)	(10,475)	(56,872)	(31,182)
Loss from operations	(22,397)	(10,377)	(56,872)	(19,966)
Other income and expenses:
Interest and other income	11,099	90	11,240	376
Royalty income	155	80	285	239
Interest expense	(337)	—	(337)	—
Loss on foreign currency	(1,432)	(65)	(1,646)	(53)
Total other income and expenses	9,485	105	9,542	562
Loss from operations before income taxes	(12,912)	(10,272)	(47,330)	(19,404)
Income taxes	1,168	20	1,070	(1,517)
Net loss	$(11,744)	$(10,252)	$(46,260)	$(20,921)
Other comprehensive loss:
Unrealized gain (loss) on securities	251	(74)	(309)	(141)
Comprehensive gain (loss)	$(11,493)	$(10,326)	$(46,569)	$(21,062)
Net loss per common share — basic and diluted
Loss	$(0.59)	$(1.15)	$(2.79)	$(2.81)
Weighted average common stock outstanding - basic and diluted (1)	19,989,334	8,919,536	16,605,896	7,455,303

(1)          Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(46,704)	$(16,775)
Cash flows from investing activities:
Purchase of available for sale investments	—	(6,003)
Sale of available for sale investments	1,221	6,441
Cash received net of cash paid in ECU merger	5,614	—
Convertible note issued to ECU	(15,713)	—
Proceeds from sale of assets	404	85
Capitalized costs and acquisitions of property, plant and equipment	(6,230)	(2,585)
Net cash used in investing activities	$(14,704)	$(2,062)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	40,535
Payments of long term debt	(554)	—
Payment of customer advance	(4,049)	—
Net cash (used in) / provided by financing activities	$(4,603)	$40,535
Net (decrease) / increase in cash and cash equivalents	(66,011)	21,698
Cash and cash equivalents - beginning of period	120,990	8,570
Cash and cash equivalents - end of period	$54,979	$30,268

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated Other
			Additional		Comprehensive
	Common Stock (1)		Paid-in	Accumulated	income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(loss)	Interest	Equity
Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	771	—	—	(794)	(19)
Private placements, net	2,939,790	30	34,592	—	—	—	34,622
Public offerings, net	8,315,484	83	108,753	—	—	—	108,836
Stock compensation accrued	255,750	3	3,278	—	—	—	3,281
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized gain on marketable equity securities	—	—	—	—	11	—	11
Net loss	—	—	—	(33,274)	—	—	(33,274)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued, net	326,166	—	5,328	—	—	—	5,328
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—	—
Shares issued to ECU shareholders and an ECU officer	16,117,319	161	224,514	—	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	—	9,853
Unrealized loss on marketable equity securities	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	(46,260)	—	—	(46,260)
Balance, September 30, 2011	31,566,885	$314	$422,911	$(99,810)	$(144)	$—	$323,271

(1) Additional common stock was issued in a private placement completed in October 2011; see Note 20.

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

On September 2, 2011, the Company and ECU Silver Mining Inc. (“ECU”) completed a previously announced business combination (the “Transaction”) more fully described in Note 3.  The Company’s consolidated financial statements include the results of the ECU Transaction from September 2, 2011.

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

The Company is primarily engaged in the operation and further development of the recently acquired Velardeña mine in Mexico (see Note 3), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and advancement of its portfolio of exploration properties in South America and Mexico.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company or at all.

2.              Significant Accounting Policies

In conjunction with the Company’s merger with ECU discussed in Note 3, the Company adopted the following accounting policies:

a)              Inventories — In process, concentrate and doré inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of any obsolete stock that is subject to impairment (see Note 6).

b)             Asset Retirement Obligations - The Company records asset retirement obligations (“ARO”) in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 11).

c)              Revenue Recognition - The Company recognizes a sale at the earliest point that both risk of loss and title transfer to the purchaser which, pursuant to the terms of the Company’s agreement for the sale of doré, occurs when the product is received by the refiner (see Note 16).

The Company did not adopt any new accounting standards during the quarter ended September 30, 2011, nor were there any new accounting pronouncements during that period that would have an impact on the Company’s financial position or results of operations.

3.              Acquisition of ECU Silver Mining Inc.

On September 2, 2011, the Company completed its previously announced business combination with ECU.  Pursuant to the terms and conditions of an agreement dated June 24, 2011, between the Company and ECU (the “Arrangement Agreement”), the businesses of the Company and ECU were combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Business Corporations Act (Québec).

Pursuant to the Arrangement Agreement:

•                  each ECU common share outstanding immediately prior to the effective time of the Arrangement on September 2, 2011 (the “Effective Time”) was exchanged for the right to receive 0.05 shares of the Company’s common stock (the “Exchange Ratio”) and Cdn$0.000394 in cash, resulting in the issuance of 16,004,111 shares of common stock and payment of approximately Cdn$126,112 in cash;

•                  each warrant to purchase ECU common shares (an “ECU Warrant”) outstanding immediately prior to the Effective Time issued pursuant to ECU’s February 2009 warrant indenture or ECU’s December 2009 warrant indenture was exchanged at the Exchange Ratio for the right to receive a warrant to purchase shares of the Company’s common stock (a “Replacement Warrant”) on the same terms and conditions as were applicable to such ECU Warrant immediately prior to the Effective Time, resulting in the issuance of warrants to purchase 386,363 shares of the Company’s common stock at an exercise price of Cdn$18.00 per share expiring on December 9, 2011, and warrants to purchase 1,831,929 shares of the Company’s common stock at an exercise price of Cdn$19.00 per share expiring on February 20, 2014; and

•                  each option to purchase ECU common shares (an “ECU Option”) outstanding immediately prior to the Effective Time granted under the ECU’s stock option plan was exchanged at the Exchange Ratio for an option to purchase shares of the Company’s common stock (a “Replacement Option”) on the same terms and conditions as were applicable to the corresponding ECU Options immediately prior to the Effective Time; resulting in the issuance of options to purchase 653,000 shares of the Company’s common stock at exercise prices ranging Cdn$16.00 and Cdn$60.00 and with expiration dates ranging from September 24, 2011 to October 22, 2014.

The Company incurred approximately $4.6 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the Arrangement. The Company also incurred approximately $2.5 million in severance related payments as part of the termination of ECU’s officers and certain employees following the acquisition of ECU. The transaction and severance payment costs are included in Severance and acquisition-related costs on the Company’s consolidated statements of operations and comprehensive income and were recognized separately from the purchase price for the Arrangement.

The Company followed the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). The following tables summarize the preliminary calculation of the purchase price and the fair values of the assets acquired and liabilities assumed on September 2, 2011 in connection with the ECU business combination.  The Company is in the process of finalizing its assessment of fair value of the assets acquired and liabilities assumed.  Accordingly, the fair values of these assets and liabilities are subject to change.

Calculation of purchase price ($000’s):

Cash consideration	$129
Stock consideration (a)	223,097
Replacement options (b)	1,109
Replacement warrants (b)	8,744
Total purchase price	$233,079

(a)          The value of the Company’s common stock is $13.94 per share, the closing price on the NYSE Amex September 2, 2011.

(b)         The fair value of Replacement Options and Replacement Warrants was determined using a Black-Scholes pricing model.

Preliminary allocation of purchase price ($000’s):

Current assets (c)	$9,001
Mineral properties (d)	337,513
Asset retirement cost (d)	3,506
Exploration properties (d)	12,731
Plant and equipment (e)	13,963
Current liabilities (c)	(26,299)
Long term debt (c)	(30,752)
Asset retirement obligation (d)	(3,506)
Deferred tax liability (f)	(83,078)
Total purchase price	$233,079

(c)          Monetary assets and liabilities assumed have been recorded at their carrying values, which approximate fair value.  Long term debt includes: (1) a term loan payable to two investment funds managed by IIG Capital, LLC in the amount of $15.5 million, as more fully described in Note 10, and (2) a convertible note (the “Note”) payable to the Company in the amount of $15.2 million.  The Note, the funds from which were provided to ECU prior to the consummation of the Arrangement in a separate transaction, is eliminated for financial reporting purposes in consolidation with the Company’s corresponding note receivable.

(d)         Mineral properties and the asset retirement obligation are recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company.  The asset valuations were derived in accordance with the guidance of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) using a combination of income, market and cost approach models depending on the asset.  In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys.  The mineral properties will be amortized on a units of production basis as minerals are depleted.

(e)          Plant and equipment purchased in the Arrangement have been recorded at fair value based on valuations performed by an independent appraisal firm in accordance with the guidance of ASC 820.  The plant and equipment will be depreciated on a straight line basis over their remaining useful lives.

(f)            The deferred tax liability is related to the taxable effect of the stepped-up basis in the mineral properties recorded.  The deferred tax liability was calculated by applying the Mexico corporate income tax rate of 28% to the stepped-up basis in the mineral properties recorded.

The Company’s consolidated financial statements include the results of operations for ECU from the date of acquisition. The following unaudited pro forma information is presented as if the ECU acquisition had been completed as of January 1, 2011 and January 1, 2010.

	Nine Months Ended
	September 30,
	2011	2010
Revenue	$12,977	$23,674
Net income (loss)	$(54,602)	$(28,901)

The pro forma 2011 earnings exclude non-recurring acquisition and severance related costs that the Company and ECU incurred related to the Transaction.

For the period September 2, 2011 through September 30, 2011 the results of operations do not include any revenue from the sale of metals related to ECU (see Note 16).  The net loss before income taxes recorded during that period included a loss of $1.5 million related to ECU activity which excludes $2.5 million of non-recurring acquisition and severance related costs.

These pro forma adjustments are based on certain assumptions and currently available information that the Company believes are reasonable.  The pro forma results are not necessarily indicative of what would have been achieved had the ECU acquisition been completed as of January 1, 2011 and January 1, 2010.

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

The following tables summarize the Company’s investments at September 30, 2011 and December 31, 2010:

September 30, 2011	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$44	$21	$21
Warrant to purchase common stock	124	2	2
Total available for sale	168	23	23
Total short term	$168	$23	$23

December 31, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$217	$527	$527
Warrant to purchase common stock	124	74	74
Total available for sale	341	601	601
Total short term	$341	$601	$601

See Note 13 for a discussion of the methodologies used to determine the fair value of the common stock and warrants presented in the tables above.  During the third quarter 2011, the Company sold the 5 million shares of Apogee Minerals Limited (“Apogee”) received earlier in the year from the sale of the Company’s Paca Pulacayo property in Bolivia as discussed in Note 8.  The Company sold the 5 million shares of Apogee for net proceeds of approximately $1.0 million and recorded a loss of approximately $0.4 million included in interest and other income on the consolidated statement of operations.

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

5.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Prepaid insurance	$308	$466
Prepaid contractor fees and vendor advances	1,842	785
Deferred leasehold costs	—	156
Deferred tax asset	460	—
Recoupable deposits and other	556	288
	$3,166	$1,695

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña mine in Mexico and El Quevar project in Argentina.

Included in non-current assets at September 30, 2011 and December 31, 2010 are approximately $0.3 million and $0.4 million, respectively, of prepaid insurance on which amortization will be recognized through 2015.

6.   Inventories

Inventories at the Velardeña mine at September 30, 2011 consist of the following:

September 30, 2011
(in thousands)
Doré inventory	$1,013
In-process inventory	220
Material and supplies	290
$1,523

The doré inventory includes a doré shipment made from the Velardeña mine in late September 2011 that had not been received by the refinery at September 30, 2011.  Under the terms of the Company’s agreement for the sale of doré, title does not pass to the purchaser until the doré is received by the refinery. At September 30, 2011 the doré inventory was written down to its estimated net realizable value and a $1.1 million charge was reflected as an inventory write down included in cost of sales and depreciation on the Consolidated Statements of Operations.

Material and supplies inventory consist primarily of operating supplies at the Velardeña mine and are carried at the lower of cost or market.

7.   Value added tax recoverable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña mine as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.   Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Mineral properties	$337,513	$—
Exploration properties	16,548	3,918
Royalty properties	1,208	1,208
Buildings	5,205	1,498
Mining equipment and machinery	19,414	3,882
Other furniture and equipment	1,295	798
Asset retirement cost	3,506	—
	384,689	11,304
Less: Accumulated depreciation	(2,813)	(1,165)
	381,876	10,139

Of the increase in property, plant and equipment for the nine months ended September 30, 2011, approximately $367.7 million is related to the acquisition of ECU as discussed in Note 3. Mineral properties related to the Velardeña mine will be amortized on a units of production basis as minerals are depleted. The ARC is also all related to the Velardeña mine and will be amortized as discussed in Note 11. The remaining approximately $5.7 million of additions to property, plant and equipment, net of disposals, are primarily related to activity at the Company’s El Quevar project in Argentina.

Assets Held for Sale

During 2009, the Company obtained approval from its board of directors to sell its Paca Pulacayo property in Bolivia. At December 31, 2010 the $1.8 million carrying value of the property was reflected in assets held for sale in the accompanying consolidated balance sheets.

On January 28, 2011 the Company completed the sale to Apogee of a Bolivian subsidiary, which holds a 100% interest in the Paca Pulacayo property, for 5,000,000 Apogee common shares and an additional 3,000,000 common shares and $500,000 cash payment to be issued and paid 18 months following the closing.  The Company recorded a $0.4 million gain and an account receivable of approximately $0.8 million at the date of the sale.  The gain is reflected in other operating income, net on the accompanying statements of operations for the period ended September 30, 2011.  During the period since the sale the Company has recorded an impairment of approximately $0.2 million related to the account receivable as a result of the decline in Apogee’s share price.  Prior to the realization of the account receivable, the Company may record additional future impairment as the result of changes in the price of Apogee shares.  During the third quarter 2011, the Company sold the 5,000,000 shares of Apogee received in January 2011 for net proceeds of approximately $1.0 million and recorded a loss of approximately $0.4 million which is included in interest and other income on the consolidated statement of operations.

9.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)

Accounts payable and accruals	$4,839	$2,450
Accrued employee compensation and benefits	4,875	481
	$9,714	$2,931

Accounts payable and accruals at September 30, 2011 are primarily related to amounts due to contractors and suppliers in the amounts of $2.4 million, $1.1 million, $0.4 million and $0.9 million related to the Company’s Velardeña mine, El Quevar project, exploration and corporate administrative activities, respectively. Accounts payable and accruals at December 31, 2010 are primarily related to amounts due to contractors and suppliers in the amounts of $1.7 million, $0.4 million and $0.3 million related to the El Quevar project, exploration and corporate administrative activities, respectively.

Accrued employee compensation and benefits at September 30, 2011 consist of $0.3 million of accrued vacation payable, $0.8 million of bonuses payable, $0.9 million related to severance amounts payable related to the ECU acquisition and $2.9 million related to withholding taxes and benefits payable, of which $2.3 million is related to activities at the Velardeña mine. Accrued employee compensation and benefits at December 31, 2010 consist of $0.1 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable.

10.   Debt

The Company’s debt, all of which is debt of ECU and its subsidiaries, now subsidiaries of the Company, is as follows:

September 30, 2011
Current
(in thousands)
Term loan	$14,926
Facilities loan	31
$14,957

The term loan, payable to two investment funds managed by IIG Capital, LLC (the “Term Loan”), requires equal monthly principal payments of approximately $0.6 million through December 31, 2013.  Interest payable to the lenders under the Term Loan is payable quarterly and is calculated as the greater of 12.0% or the one-month London Interbank Offered Rate plus 6.0%.  The effective rate of interest on the Term Loan is currently 12.8%, plus an obligation for any Mexican income tax withholding. The Term Loan is secured by a first mortgage covering certain of the current mining properties of the Company’s Mexican subsidiaries in the Velardeña district, as well as the current and future facilities constructed thereon.  Prior to the Arrangement, ECU may have been in violation of certain covenants related to the proper administration of withholding taxes under the Term Loan, although no notice of default has been received by ECU or the Company from the lenders.  As more fully described in Note 20, on October 31, 2011, the Company notified the lenders of its intent to prepay all amounts outstanding under the Term Loan.  Prepayment of the Term Loan will require payment of a cancelation fee totaling approximately $0.5 million.  The Company expects the prepayment to occur in November 2011.  As a result, the Company has classified all amounts due under the Term Loan as short term in the Consolidated Balance Sheet as of September 30, 2011.

On July 13, 2011, the Company and ECU completed a private placement pursuant to which the Company purchased from ECU Cdn$15.0 million principal amount (approximately US$15.7 million) of 0.0% convertible senior unsecured notes (the “Notes”).  The private placement was intended to provide ECU with interim financing for its operations pending consummation of the Transaction.  On the Effective Date, due to the appreciation of the U.S. dollar, the value of the Notes was approximately $15.2 million.  The Company has recognized a foreign exchange loss of approximately $0.5 million due to its acquisition of ECU, the obligor of the Notes, as a result of the Arrangement.  The Notes do not appear as an obligation of the Company following the Arrangement due to their elimination in consolidation with ECU.

The Facilities loan, related to the leasehold improvements at ECU’s office in Toronto, carries interest at 10% and is repayable over a 5 year term in monthly payments of principal and interest of $1,698 and matures February 2013.

11.   Asset Retirement Obligations

In conjunction with the Arrangement (see Note 3) the Company recorded approximately $3.5 million for an ARO and ARC related to the Velardeña mine.  The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.

The Company prepares estimates of the timing and amount of expected cash flows when an ARO is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount rate that reflects the credit-adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and changes in the fair value of the ARO are recorded as an adjustment to the corresponding asset carrying amounts. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount rate implicit in the initial fair value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.  No amounts were accreted during the period and the Company recognized less than $0.1 million of amortization expense related to the ARC.

12.   Other Liabilities

The Company had recorded other current liabilities of $8.5 million and $0.1 million at September 30, 2011 and December 31, 2010, respectively.  The liability at September 30, 2011 includes a loss contingency of $4.6 million and an unrecognized tax benefit of $2.8 million (see Note 14), both relating to withholding taxes and including estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The liability at September 30, 2011 also includes $0.3 million of interest payable related to the Term Loan (see Note 10) and other miscellaneous liabilities of $0.8 million.

The Company had recorded other long term liabilities of $0.5 million at September 30, 2011 and $0.8 million at December 31, 2010.  Long term liabilities include $0.3 million of deferred leasehold liability related to the Company’s corporate headquarters office space at the end of both periods. The deferred leasehold liability represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the term of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized on a straight-line basis against rent expense over the life of the lease which expires in November 2014.  In addition, the balances at both periods include $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

13.   Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Disclosure and Measurements” (“ASC 820”), for the financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at September 30, 2011, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$54,979	$—	$—	$54,979
Short-term available for sale securities	21	—	—	21
Warrant to purchase common stock	—	2	—	2
Long term account receivable	—	—	643	643
	$55,000	$2	$643	$55,645

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

The Company’s long term receivable is classified within Level 3 of the fair value hierarchy.  The long term receivable is related to the sale of a subsidiary to Apogee as discussed in Note 8, and is comprised of cash and common shares.  The receivable is due and payable in July 2012 and is subject to a number of risks including market risk, performance risk and certain exchange related restrictions on the stock component.  In addition to certain observable inputs including quoted market price, historic volatilities, risk free interest rates, the Company also used estimated discount rates to reflect the credit risks associated with the receivable.

14.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  Based on the limited history of the Company, an estimated annual effective tax rate is not used to report the year-to-date results.  For the nine months ended September 30, 2011, the Company recorded a $1.1 million deferred tax benefit related primarily to Mexico net operating losses and unrealized exchange losses.  For the nine months ended September 30, 2010, the Company recognized income tax of $1.5 million, consisting primarily of withholding tax on management services provided in Bolivia.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The Company has a net long-term deferred tax liability of $83.3 million as of September 30, 2011, consisting primarily of a $93.0 million long-term deferred tax liability related to the basis differences of its recently acquired mineral properties in Mexico, and a $9.7 million deferred tax asset related to Mexico net operating losses. The Company also reported a $0.5 million short-term deferred tax asset related to unrealized exchange losses as shown in Note 5.  The Company had a net deferred tax liability of $0.2 million as of September 30, 2010 related to the basis differences of certain other mineral properties.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The

Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  The Company had an unrecognized tax benefit of $2.8 million as of September 30, 2011, which is included in Other Current Liabilities (see Note 12), and the Company had $1.4 million of unrecognized tax benefits as of September 30, 2010.    As a result of the lapse of the applicable statute of limitations, the Company reduced unrecognized tax benefits by $1.4 million in the fourth quarter of 2010.

15.   Equity

Issuance of Common Stock Related to Merger

On September 2, 2011, per the terms of the Arrangement, the Company issued 16,004,111 shares of its common stock to the former shareholders of ECU.  The value of the shares was approximately $223.1 million based on the $13.94 closing price of the Company’s common stock on September 2, 2011.  See Note 3 for a discussion of the allocation of the purchase price of the transaction.

In addition, on September 2, 2011 the Company issued 113,208 shares of its common stock to one of the ECU officers in settlement of a change of control bonus required to be paid by ECU. The value of the shares was approximately $1.6 million based on the $13.94 closing price of the Company’s common stock on September 2, 2011.

Replacement Options and Warrants

Per the terms of the Arrangement, the Company has issued to former ECU stock option and warrant holders Replacement Options and Replacement Warrants to purchase shares of the Company’s common stock. The Company issued 653,000 Replacement Options with exercise prices ranging between $16.00 and $60.00 and expiration dates ranging between September 24, 2011 and October 22, 2014.  In addition the Company has issued 2,218,292 Replacement Warrants.  The Replacement Warrants include 386,363 warrants with an exercise price of $18.00 expiring on December 9, 2011, and 1,831,929 warrants with an exercise price of $19.00 expiring on February 20, 2014.  The Replacement Options had a fair value of approximately $1.1 million and the Replacement Warrants had a fair value of approximately $8.8 million as determined through the use of a Black-Scholes model.  The $9.9 million fair value of the Replacement Options and Replacement Warrants was included in the purchase price as discussed in Note 3.

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

The merger with ECU on September 2, 2011 (see Note 3) was determined to constitute a change in control pursuant to the terms of the equity plan which resulted in the vesting of all outstanding stock-based compensation grants on that date. The Company recognized stock compensation expense of approximately $1.3 million as a result of the accelerated vesting of the grants.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2011 and changes during the nine months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	461,650	$13.45
Granted during the period	218,000	11.66
Restrictions lifted during the period	(454,916)	13.52
Forfeited during the period	(6,734)	9.08
Outstanding at September 30, 2011	218,000	$11.66

The restricted stock shown as granted during the period in the table above consisted of 215,900 shares granted on September 15, 2011 following completion of the ECU transaction and 2,100 shares granted to a new employee.  One third of the stock granted will vest on each of the first, second and third anniversaries of the grant date, provided the officer or employee continues to serve the Company at that time.

In conjunction with the lifting of the restrictions during the period, certain officers and employees of the Company relinquished an aggregate of 106,056 shares in lieu of taxes.  The shares had an approximate aggregate value of $1.8 million and were recorded as treasury shares which were subsequently canceled.

For the three months and nine months ended September 30, 2011 the Company recognized approximately $2.9 million and $4.7 million, respectively, of compensation expense related to the restricted stock grants, including approximately $1.1 million for both periods related to the accelerated vesting discussed above.  The Company expects to recognize additional compensation expense related to these awards of approximately $1.2 million over the next 36 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2011 and changes during the nine months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	136,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at September 30, 2011	136,810	8.01
Exercisable at end of period	136,800	8.01
Granted and vested	136,800	8.01

For the three months and nine months ended September 30, 2011 the Company recognized approximately $0.1 million and $0.3 million, respectively of compensation expense related to the option grants, including approximately $0.1 million for both periods related to the accelerated vesting discussed above.  As a result of the accelerated vesting the awards have been fully expensed at September 30, 2011.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2011 and changes during the nine months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	46,555	$9.62
Granted during the period	17,226	16.79
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2011	63,781	$11.57

For the three months and nine months ended September 30, 2011 the Company recognized approximately $0.2 million and $0.3 million, respectively of compensation expense related to the RSU grants, including approximately $0.1 million for both periods related to the accelerated vesting discussed above.  As a result of the accelerated vesting the awards have been fully expensed at September 30, 2011.

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

16.   Revenue, Management Service Fees and Related Costs

Sale of metals

The Company did not sell any metal from the Velardeña mine between the September 2, 2011 acquisition date and September 30, 2011.  Under the terms of the Company’s agreement for the sale of doré, title does not pass to the purchaser until the doré is received by the refinery. At September 30, 2011 the doré inventory was written down to its estimated net realizable value and a $1.1 million charge was recorded and reflected as an inventory write down included in cost of sales and depreciation on the Consolidated Statements of Operations (see Note 6).

Management service fees

The Company was party to a Management Services Agreement with Sumitomo Corporation under which it provided certain management services with respect to the San Cristóbal mine in Bolivia.  For the nine months ended September 30, 2010 the Company recorded $6.2 million as revenue related to the Management Services Agreement, comprised of $5.4 million of fees and $0.8 million for reimbursed withholding taxes. The Company also recorded corresponding charges of $2.5 million to cost of services and $0.8 million to income taxes for the actual administrative costs and withholding taxes reimbursable under the Management Agreement.

The Company and Sumitomo agreed to terminate the Management Agreement effective June 30, 2010, six months earlier than provided by the terms of the agreement.  As a result of the termination the Company received a $4.3 million termination fee comprised of $2.8 million in lieu of the performance of services by the Company for the final two quarters of 2010 and waiver of Sumitomo’s 6-month notice requirement, $1.0 million for a termination payment (as provided in the Management Agreement) and approximately $0.5 million for a performance bonus for the first two quarters of 2010.  The termination fee proceeds were partially offset by the return of prepaid administration fees for services not performed through June 30, 2010 of approximately $1.1 million resulting in a net payment from Sumitomo of $3.2 million received on June 30, 2010. As a result of the termination we recognized additional revenue of $4.9 million for the nine months ended September 30, 2010 comprised of the $4.3 million of termination fees as discussed above and $0.6 million for reimbursed withholding taxes.

For the quarter ended September 30, 2010 the Company recorded approximately $0.1 million of additional revenue and minimal amounts to cost of services and income taxes related to certain final services completed under the agreement.

17.   Supplemental Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(46,260)	$(20,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	1,580	751
Impairment of accounts receivable	151	—
(Gain) loss on sale of marketable securities	215	(131)
Fair value of stock/warrants received for mineral rights	—	(423)
Gain on sale of assets, net	(389)	(64)
Income tax provision	(1,070)	91
Foreign exchange loss on convertable note	472	—
Stock compensation	5,328	1,859
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	—	1,460
(Increase) decrease in prepaid expenses and other assets	346	552
Increase in inventories	(328)	—
Increase in value added tax recoverable, net	(199)	—
Increase in accrued interest payable	(60)	—
Increase in accounts payable and accrued Liabilities	(5,327)	250
Decrease in deferred leasehold payments	(98)	(41)
Decrease (increase) in taxes payable, net	769	(26)
Other increase	—	65
Treasury shares acquired and retired	(1,834)	(197)
Net cash used in operating activities	$(46,704)	$(16,775)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Supplemental disclosure of non-cash transactions:
Mineral rights acquired with common stock and warrants	$—	$794
Stock issued to acquire ECU	223,097	—
FMV of replacement options and warrants	9,853
Stock issued to ECU officer as partial severance payment	1,578	—
	$234,528	$794

18.   Commitments and Contingencies

ECU may have committed errors in prior years in the withholding and payment of certain Mexican payroll related taxes related to certain of its Mexican subsidiaries.  The Company believes it is unlikely that it will be assessed any amounts for these taxes prior to the statute of limitations expiring for the years in question but has estimated that the contingent liability would not be greater than $1.1 million.

19.   Segment Information

The Company’s sole activity is the exploration, development and mining of mineral properties containing precious metals.  The Company’s reportable segments are based upon the Company’s revenue producing activities and cash consuming activities. The Company reports two segments, one for its producing Velardeña mine in Mexico and the other comprised of non-producing activities including exploration, development and general and administrative activities.   Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The financial information relating to the Company’s segments is as follows:

Three Months Ended September 30, 2011	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$—	$965	$218	$135	$3,910		$—
Corporate, Exploration & Other	—	—	499	11,860	9,002		1,379
	$—	$965	$717	$11,995	$12,912		$1,379

Nine Months Ended September 30, 2011
Velardeña Mine	$—	$965	$218	$135	$3,910	$375,559	$—
Corporate, Exploration & Other	—	—	1,362	42,028	43,420	68,276	6,230
	$—	$965	$1,580	$42,163	$47,330	$443,835	$6,230

Three Months Ended September 30, 2010
Velardeña Mine	$—	$—	$—	$—	$—		$—
Corporate, Exploration & Other	98	31	307	9,654	10,272		844
	$98	$31	$307	$9,654	$10,272		$844

Nine Months Ended September 30, 2010
Velardeña Mine	$—	$—	$—	$—	$—	$—	$—
Corporate, Exploration & Other	11,216	2,566	751	26,192	19,404	43,018	2,585
	$11,216	$2,566	$751	$26,192	$19,404	$43,018	$2,585

20.   Subsequent Events

Private Placement

On October 7, 2011, the Company completed a private placement (the “Private Placement”) to certain investment funds managed by The Sentient Group (“Sentient”) of 4,118,150 shares of the Company’s common stock at a price of $7.44 per share, resulting in net proceeds to the Company of approximately $30.6 million after costs related to the transaction of less than $0.1 million.  Sentient is an independent private equity firm that manages investments in the global resources industry. As a result of the Private Placement Sentient holds approximately 19.9% of the Company’s outstanding common stock as compared to approximately 9.4% immediately prior to the Private Placement.  Sentient held approximately 19.9% of the Company’s common stock prior to the Company’s acquisition of ECU (excluding restricted common stock held by the Company’s employees).  In conjunction with the Private Placement, the Company agreed to register with the Securities and Exchange Commission the common stock purchased by Sentient no later than March 31, 2012 with an effective date for the registration no later than June 30, 2012.  If the Company is unable to meet these deadlines, it may be subject to a penalty up to a maximum amount of 3.0% of the aggregate purchase price.

Following is an unaudited, condensed consolidated pro-forma balance sheet that was prepared as if the Private Placement had been completed on September 30, 2011.  Actual amounts recorded may vary from these pro-forma amounts pending a final determination of costs associated with the offering.  These unaudited condensed consolidated pro forma financial statements should be read in conjunction with our historical financial statements as of September 30, 2011 included in this Form 10-Q.

Golden Minerals Company

Condensed Consolidated Pro-Forma Balance Sheet

September 30, 2011

(Expressed in United States dollars)

(Unaudited)

		Pro-Forma
		Adjustments
		to Reflect the
		Public Offering
	Historical	And		Pro-Forma
	Amounts	Private Placement	Note	Amounts
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$54,979	$30,639	(a)	$85,618
Other current assets	6,044	—		6,044
Total current assets	61,023	30,639		91,662
Property, plant and equipment, net	381,876	—		381,876
Other long term assets	936	—		936
Total assets	$443,835	$30,639		$474,474
Liabilities and Equity
Current liabilities	$33,214	$—		$33,214
Long term liabilities	87,350	—		87,350
Total liabilities	120,564	—		120,564

Equity
Common stock, $.01 par value,	314	41	(a)	355
Additional paid in capital	422,911	30,598	(a)	453,509
Accumulated deficit	(99,810)	—		(99,810)
Accumulated other comprehensive income (loss)	(144)	—		(144)
Total equity	323,271	30,639		353,910
Total liabilities and equity	$443,835	$30,639		$474,474

(a)          This pro-forma adjustment reflects the issuance of 4,118,150 shares in the private placement at $7.44 per share resulting in net proceeds to the Company of approximately $30.6 million after costs related to the transaction of less than $0.1 million.

Prepayment of Long Term Debt

On October 31, 2011, the Company notified the lenders of its intent to prepay all amounts outstanding under the Term Loan.  Prepayment of the Term Loan will require payment of a cancelation fee totaling approximately $0.5 million.  The Company expects the prepayment to occur in November 2011.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals Company (“Golden Minerals” or “we”) is a mining company with precious metals mining operations in the State of Durango, Mexico, the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located in or near the traditional precious metals producing regions of Mexico and South America.

We incurred a net operating loss during the first nine months of 2011 and expect to incur a net operating loss for the remainder of 2011 and future periods until the Velardeña mine generates sufficient operating income or until El Quevar or one of our other exploration properties is developed and begins to generate operating income. We cannot predict when or if that will occur.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

We completed a business combination transaction with ECU Silver Mining Inc. (“ECU”) on September 2, 2011, and a private placement of our common stock to The Sentient Group in early October 2011.  During the quarter and year to date period ended September 30, 2011, we continued to advance our 100% controlled El Quevar silver project, located in the Salta Province of Argentina.  During the first nine months of 2011, we also focused on drilling programs to advance our portfolio of exploration properties.  An overview of certain significant recent events is provided below:

•                  On September 2, 2011, we completed a business combination transaction with ECU (the “Transaction”) pursuant to which we acquired all of the outstanding common shares, options and warrants of ECU, and ECU became our wholly-owned subsidiary.  At the close of the Transaction, ECU shareholders received 0.05 shares of our common stock and Cdn$0.000394 in cash for each ECU common share held immediately prior to the consummation of the Transaction, and we issued options and warrants to purchase our common stock as replacement options and warrants to existing holders of ECU options and warrants, with the number of securities issued and the strike prices based on the 0.05 exchange ratio.  In the aggregate, Golden Minerals issued 16,004,111 shares of common stock, 653,000 Golden Minerals replacement options, and 2,218,292 Golden Minerals replacement warrants, and paid approximately Cdn$126,112 in cash, as consideration in the Transaction.

We now own and operate ECU’s Velardeña mining operations located in the Velardeña Mining District in the State of Durango, Mexico including the Velardeña and Chicago operating mines, a 500 tonne per day oxide plant and a 300 tonne per day sulfide plant.  In 2010, the Velardeña mines produced approximately 380,000 ounces of silver, 10,000 ounces of gold, 182,000 pounds of zinc, and 155,000 pounds of lead. In the first nine months of 2011, the Velardeña mines produced approximately 272,000 ounces of silver, 5,000 ounces of gold, 650,000 pounds of zinc, and 433,000 pounds of lead. From September 2, 2011 through September 30, 2011, the Velardeña mines produced approximately 30,000 ounces of silver, 360 ounces of gold, 32,000 pounds of zinc, and 15,000 pounds of lead.

We are currently focused on additional development work at the Velardeña mine, designed to decrease dilution and improve the grade of ore sent to the plants.  We also are advancing the San Mateo ramp at the Velardeña mine to provide access to undeveloped ore in additional mining areas and modernizing the equipment used at both the Velardeña and Chicago mines. We expect production to decline during the fourth quarter while this work is completed, and to begin to increase in the first quarter 2012.  We have retained an independent engineering firm to prepare an updated Canadian National Instrument 43-101 compliant resource report, as well as a U.S. Guide 7 compliant report, anticipated to be completed about year-end 2011.  In addition, we are advancing the evaluation of a potential new 2,000 tonnes per day sulfide plant, including design, engineering and metallurgical work. We expect that the engineering, construction and ramp-up of a new plant would take approximately three years.

We discontinued deep drilling for massive sulfides at the Velardeña mine in September. Previous deep drilling successfully intersected massive sulfides at depths approaching 1,000 meters. Mineralization at these depths would not be able to be integrated into the mine plan for many years. Due to restricted space underground, proper orientation of the drill holes is not feasible at this time. Once the San Mateo ramp has been established and the Santa Juana area of the mine is developed, access for deeper drilling should be available, and we expect to decide at that time as to the value of re-establishing this program.

•                  On October 7, 2011, we completed a private placement of an aggregate of 4,118,150 shares of our common stock at $7.44 per share to three funds managed by The Sentient Group (collectively, “Sentient”), resulting in net proceeds to the Company of approximately $30.6 million.  Following the private placement, Sentient holds approximately 19.9% of our outstanding common stock (excluding restricted common stock held by our employees).

•                  In the third quarter 2011, we continued evaluation of the El Quevar project in the Salta Province of northwestern Argentina.  Following the discovery earlier this year in the development drift of mineralized structures not anticipated in the current model of the El Quevar deposit, we are examining the bulk mining potential of the Yaxtché zone at El Quevar. This could include an open pit on the east and central areas of the current Yaxtché zone, and bulk underground mining in the west Yaxtché zone.   In late August 2011 we suspended further advancement of the underground drift, as we expect that the open pit would encompass the area through which the drift would advance.  As a result, we have redeployed approximately $4.0 million of mobile underground mining and ancillary equipment not required for the changing scope of the El Quevar project to the Velardeña and Chicago mines where it should help improve productivity.

We have completed, and are receiving assay results from, approximately 30 holes of a planned 50 surface drill program on the west Yaxtché zone to provide infill drill data and additional information for the geologic model.  We also plan to conduct an underground drill program for the east and central Yaxtché zone, with approximately 1,300 meters of underground fan drilling planned to be completed over the next few months.   We have retained an independent engineering firm to prepare an updated Canadian National Instrument 43-101 compliance resource report on the El Quevar deposit, as well as a U.S. Guide 7 compliant report, anticipated to be completed about year-end 2011.  We expect the reports to include estimates related to both an open pit on the east and central Yaxtché zone and underground bulk mining on the west Yaxtché zone.

•                  We continued drilling at the Panuco and Adriana targets at our Zacatecas project in Mexico during the third quarter.  We are working on a planned 60 hole program on the Panuco silver-gold vein target located in the northern part of our Zacatecas property, following a completed 24 hole program.  We have completed three holes of a five hole program at the Adriana copper zinc project located in the southern part of the Zacatecas property and adjacent to Capstone Mining’s Cozamin mine.  Most assay results on both programs are pending.  This second round of drilling at Adriana involves deeper drilling than the initial eight hole shallow drill program.  In addition, we have completed four holes of an initial 12 hole program on the Atlas gold project located in the Deseado Massif area of southern Argentina, and we are drilling the first hole of a planned 12 hole program at the Cochabamba gold and silver project in Peru.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine month periods ended September 30, 2011 to the results from operations for the three and nine month periods ended September 30, 2010.

Three Months Ended September 30, 2011

Management service fees. We recorded no management service fees during the third quarter 2011 and $0.1 million during the third quarter 2010 related to services performed under the Management Services Agreement with Sumitomo Corporation, under which we provided certain management services with respect to the San Cristóbal mine in Bolivia.  The Management Agreement was terminated effective June 30, 2010.

Cost applicable to sales. There were no sales for the three months period ended September 30, 2011.  We shipped doré from the Velardeña mine in late September 2011 that was not received by the refinery until early October.  Under the terms of the Company’s agreement for the sale of doré, title does not pass to the purchaser until the doré is received by the refinery. This shipment will be accounted for as revenue in the fourth quarter, 2011.  Included in costs applicable to sales was a write down of the doré inventory of $1.0 million to its estimated net realizable value.  There were no costs applicable to sales recorded for the three month period September 30, 2010.

Cost of services. We recorded only minimal costs of services for the third quarter 2010, comprised of reimbursed direct administrative expenses incurred by us related to the Management Services Agreement.  The Management Services Agreement was terminated effective June 30, 2010 and consequently there were no cost of services for the third quarter of 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $4.6 million for the third quarter 2011, as compared to $3.8 million for the third quarter 2010.  Exploration expenses were incurred primarily on drilling programs in Mexico and Argentina.  The increase in exploration during the third quarter 2011 as compared to the third quarter 2010 is the result of additional drilling on certain of our exploration projects.

El Quevar development. During the third quarter 2011, we incurred $5.5 million of expenses primarily related to continued development costs, drilling and engineering work on the Yaxtché deposit at our El Quevar project in Argentina.  In addition to amounts expensed during the third quarter 2011, we purchased approximately $0.6 million of mining equipment and had outstanding approximately $0.4 million of advance payments to suppliers and equipment manufacturers at September 30, 2011.  During the third quarter 2010, we incurred $4.0 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift, drilling and engineering work.  In addition to amounts expensed during the third quarter 2010, we purchased approximately $0.8 million of mining equipment and had outstanding approximately $0.8 million of advance payments to equipment manufacturers at September 30, 2010.  For both periods, costs incurred for work performed outside of the Yaxtché deposit are included in “Exploration” discussed above.  The increase in the third quarter 2011 costs as compared to the third quarter 2010 is the result of the accelerated pace of development, drilling and engineering activity to further define and understand the deposit at El Quevar.

Administrative.  Administrative expenses were $1.8 million for the third quarter of 2011 compared to $1.9 million for the third quarter of 2010.  The administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our El Quevar development work, Velardena development and operations, and exploration programs.

Severance and acquisition related costs. During the third quarter we incurred $5.4 million of costs associated with the Transaction, including banker, legal, accounting and other professional fees, as well as severance related costs for several key executives of ECU.

Other Operating Income & Expense, Net.  During the third quarter 2011 we recorded $0.1 million of net other operating expense compared to approximately $0.1 million of net other operating income recorded during the third quarter 2010.  The 2011 expense is primarily related to the impairment of a long term receivable.  The 2010 amount is primarily related to gains on the sale of certain operating assets.

Interest Expense.  We recorded approximately $0.3 million of interest expense during the third quarter 2011, primarily related to the long term debt acquired in the Transaction, compared to no interest expense during the third quarter 2010.

Interest and Other Income.  We recorded approximately $11.1 million of interest and other income during the third quarter 2011 compared to minimal interest and other income of approximately $0.1 million recorded during the third quarter 2010, primarily related to the gains or losses on the sale of available for sale securities.  The 2011 amount includes approximately $11.3 million of net proceeds received from the settlement of an arbitration claim partially offset by a net $0.1 million loss related to the sale of available for sale investments.

Royalty Income.  During the third quarters 2011 and 2010 we recorded royalty income of approximately $0.2 million and $0.1 million, respectively. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty; our royalty income varies from period to period depending on production from the mine.

Gain/Loss on Foreign Currency.  We recorded $1.4 million of foreign currency loss during the third quarter 2011, compared to $0.1 million for the same period in 2010, primarily related to the convertible note received from ECU and net operating loss carry forwards in Mexico.

Income Taxes.  Our income tax benefit for the third quarter 2011 was $1.2 million related to an increase in net operating loss and foreign exchange loss in Mexico and the amortization of the mineral resource in Mexico.  There were no significant income taxes recorded during the third quarter 2010.

Nine Months Ended September 30, 2011

Management service fees. We recorded no management services fees for the first nine months of 2011. We recorded $11.2 million of management service fees for the first nine months of 2010.  The management service fees were comprised of $5.5 million of fees, a $4.3 million fee related to the early termination of the Management Services Agreement and $1.4 million for reimbursed withholding taxes.  The Management Services Agreement was terminated effective June 30, 2010.

Cost applicable to sales. There were no sales for the nine months period ended September 30, 2011. We shipped doré from the Velardeña mine in late September 2011 that was not received by the refinery until early October.  This shipment will be accounted for as revenue in the fourth quarter, 2011.  However, included in costs applicable to sales was a write down of the doré inventory of $1.0 million to its estimated net realizable value. There were no costs applicable to sales recorded for the nine month period September 30, 2010.

Cost of services. We recorded $2.6 million of costs of services for the first nine months of 2010. The cost of services was comprised of reimbursed direct administrative expenses incurred by us related to the Management Services Agreement.  The Management Agreement was terminated effective June 30, 2010, and consequently no amounts were recorded to cost of services during the first nine months of 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $12.6 million for the first nine months of 2011, as compared to $9.9 million for the first nine months of 2010.  The increase in exploration during the first nine months of 2011 as compared to the first nine months of 2010 is the result of additional drilling on certain of our exploration projects in Mexico, Argentina and Peru.

El Quevar development. During the first nine months of 2011, we incurred $23.3 million of expenses primarily related to development of the exploration drift and other development activity, drilling and engineering work on the Yaxtché deposit at our El Quevar project in Argentina.  In addition to amounts expensed during the first nine months of 2011, we purchased approximately $5.2 million of mining equipment and had outstanding approximately $0.4 million of advance payments to suppliers and equipment manufacturers at September 30, 2011.  During the first nine months of 2010, we incurred $10.0 million of expenses related to feasibility work on the Yaxtché deposit of our El Quevar project in Argentina primarily related to development of the exploration drift and other development activities, drilling and engineering work.  Costs incurred for work performed outside of the high grade Yaxtché deposit at our El Quevar project are included in “Exploration” discussed above. In addition to amounts expensed during the first nine months of 2010, we purchased approximately $2.6 million of mining equipment and had outstanding approximately $0.8 million of advance payments to equipment manufacturers at September 30, 2010.  The increase in costs during the first nine months of 2011 as compared to the first nine months of 2010 is the result of the accelerated pace of drifting, drilling and engineering activity to further define and understand the deposit at El Quevar.

Administrative.  Administrative expenses were $6.2 million for the first nine months of 2011 compared to $6.3 million for the first nine months of 2010.  The administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our El Quevar development work, Velardena development and operations, and exploration programs.

Other Operating Income & Expense, Net.  During the first nine months of 2011 we recorded $0.3 million of net other operating income compared to approximately $0.2 million of net other operating income recorded during the first nine months of 2010.  The 2011 amount is primarily the result of the recognition of a gain on the sale of our Paca Pulacayo property in Bolivia. The 2010 amount is primarily related to gains on the sale of certain operating assets and mineral rights.

Interest and Other Expense.   We recorded approximately $0.3 million of interest expense during the first nine months of 2011, primarily related to the long term debt acquired in the Transaction, compared to no interest expense during the first nine months of 2010.

Interest and Other Income.  We recorded approximately $11.2 million of interest and other income during the first nine months of 2011 compared to interest and other income of approximately $0.4 million recorded during first nine months of 2010.  The 2011 amount includes approximately $11.3 million of net proceeds received from the settlement of an arbitration claim.   Remaining amounts for both years were primarily related to the gains or losses on the sale of available for sale securities.

Royalty Income.  During the first nine months of 2011 and 2010 we recorded royalty income of approximately $0.3 million and $0.2 million, respectively. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty; our royalty income varies from period to period depending on production from the mine.

Gain/Loss on Foreign Currency.  We recorded $1.6 million of foreign currency loss during the first nine months of 2011 compared to $0.1 million in the same period in 2010, primarily related to the convertible note received from ECU and net operating loss carry forwards in Mexico.

Income Taxes.  Our income tax benefit during the first nine months of 2011 was $1.1 million related primarily to an increase in net operating loss and foreign exchange loss in Mexico and the reversal of the tax effects of other comprehensive income.  For the first nine months of 2010 we recognized a tax expense of approximately $1.5 million consisting primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristobal mine.

Liquidity, Capital Resources and Going Concern

At September 30, 2011 our aggregate cash and short-term investments totaled $55.0 million, which was comprised almost entirely of cash and cash equivalents. Our cash and short-term investment balance is lower than the $121.6 million in similar assets held at December 31, 2010 due to expenditures during the nine months ended September 30, 2011 of approximately $28.5 million on the El Quevar project, $15.7 million for the private placement of ECU convertible notes (discussed below), $12.6 million on exploration, $7.0 million on transaction costs related to the ECU Transaction, $6.2 million on general and administrative activities, $4.8 million related to debt service and the payoff of advances from customers related to the ECU transaction, $2.6 million related to increases in working capital and other items, $1.0 million on Velardeña operations, and $0.8 million on foreign exchange losses.  These expenditures were offset partially by $11.3 million of net proceeds from the settlement of an arbitration claim, and the receipt of approximately $1.0 million from the sale of common shares in Apogee relating to the sale of the subsidiary holding the Paca Pulacayo property and $0.3 million in royalties.

On July 13, 2011, Golden Minerals Company and ECU Silver Mining Inc. completed a private placement pursuant to which Golden Minerals purchased from ECU Cdn$15.0 million (approximately US$15.7 million) of 0.0% convertible senior unsecured notes. The private placement was intended to provide ECU with interim financing for its operations pending consummation of the Transaction.  Among the ECU expenditures which were funded from the proceeds were costs related to the Transaction, ongoing operations at Velardeña, exploration and capital equipment at Velardeña, and ECU corporate overhead and debt service.  ECU used or committed all of the funds provided from the convertible notes prior to the closing of the Transaction.

With our cash and investment balance at September 30, 2011 of $55.0 million and the $30.6 million of net proceeds received from the October 2011 private placement to Sentient, we plan to spend the following amounts during the remainder of 2011 pursuant to our long-term business strategy:

•                              Approximately $11.0 million of costs related to the Velardeña mine including operating and continued development and feasibility costs, which is net of proceeds from the sale of doré and concentrates produced from ongoing Velardeña operations;

•                              Approximately $4.0 million at our El Quevar project to fund the continuation of exploration drilling and related technical engineering and project assessment to further define the extent of the deposit:

•                                Approximately $4.0 million during the remainder of 2011 to fund the drilling of two targets in Argentina, two in Peru and two in Mexico, and on other generative exploration activities and property holding costs related to our portfolio of exploration properties conducted through our principal exploration offices located in South America and Mexico.

•                                Approximately $16.0 million during the remainder of 2011 to repay all amounts outstanding under our term loan, including principal, accrued interest and an early termination fee, thereby terminating the term loan; and

•                              Approximately $2.0 million during the remainder of 2011 on general and administrative costs and $1.0 million on remaining accrued liabilities related to the Transaction.

We plan to fund the expenditures described above from our cash and investment balances at September 30, 2011 of $55.0 million, from the net proceeds of the October 2011 private placement of $30.6 million and from the estimated $0.1 million from royalties and other income through the end of 2011. Based on these projections we would end the year 2011 with cash and investment balances of approximately $47.0 million.

The actual amount that we spend through the end of 2011 may vary significantly from the amounts specified above, and will depend on a number of factors, including the results of continuing operations and further development work and project assessment work at Velardeña and the results of our continued exploration activities and project assessment work at El Quevar and our other exploration properties. There can be no assurance the expenditures planned for El Quevar or work on the potential expansion of Velardeña will demonstrate the economic viability of either project.

In 2012, we plan to continue operating the Velardeña mine and evaluating the potential expansion of Velardeña and the further advancement of El Quevar. If economic studies at either the Velardeña or El Quevar projects are positive, significant additional funding would be required to complete development and plant construction associated with the projects. To fund completely either project we would require additional equity or debt from external sources or funding from monetization of non-core assets. There can be no assurance that we would be successful in funding or obtaining funding in the future on terms acceptable to us or at all. If we were unable to obtain additional funding during 2012 or beyond, the potential development of the Velardeña or El Quevar projects could be delayed and we could be required to significantly reduce spending on other exploration projects. We believe that we could reduce discretionary exploration and project development spending, which would permit us to continue to operate the Velardeña mines, maintain our exploration portfolio, perform a minimal amount of project evaluation and exploration work and pay general and administrative costs with total spending of approximately $4.0 million to $5.0 million per quarter.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended September 30, 2011, nor were there any new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this report may contain forward-looking statements. These statements include comments regarding:

•                  Planned development, expansion and other activities at Velardeña

•                  Planned evaluation and exploration activities at El Quevar

•                  Planned exploration activities at other properties

•                  Planned spending and expected cash requirements, and statements concerning our financial condition, operating strategies and operating and legal risks;

•                  Changes in drilling program expenses and priorities; and

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

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                  Risks related to the integration of Golden Minerals and ECU;

•                  Risk related to the Velardeña mining operations in Mexico, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to produce minerals from the mines successfully or profitably, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue its expansion plans at the mines, accidents and other unanticipated events, and our ability to raise the necessary capital to finance advancement and planned expansion of the mining operations;

•                  Risks related to the El Quevar project in Argentina, including results of future exploration, economic viability, delays and increased costs associated with evaluation of the project, results of our evaluation and our ability to raise the necessary capital to finance advancement of the project;

•                  The feasibility and economic viability of potential expansion plans at the Velardeña project;

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

•                  Political and economic instability in Argentina, Mexico, Peru and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                  The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and in this Form 10-Q for the quarter ended September 30, 2011.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the third quarter 2011, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Commodity Price Risk

One of our primary business activities is the exploration of properties containing silver, zinc, lead and other minerals.  As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties.  None of our properties is in production and we currently hold no commodity derivative positions.

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As permitted by SEC guidance, as of September 30, 2011, management has excluded the operations of ECU Silver Mining, Inc. (“ECU”) and its subsidiaries (consolidated by the company as of September 2, 2011) from its assessment of internal control over financial reporting. (Additional details regarding the acquisition of ECU are available in Note 3 to the consolidated financial statements within Item 1 of this report on Form 10-Q.)  The controls for the ECU acquisition will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

In early August 2011, we settled our arbitration claim, styled Golden Minerals Company v. Credit Suisse Securities (USA) LLC, filed with FINRA Dispute Resolution.

Item 1A. Risk Factors

The following risk factors relate to the business of the Company. These risk factors are in addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

We have historically incurred operating losses and operating cash flow deficits and we expect we will continue to incur operating losses in the foreseeable future.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña mining operations in Central Mexico, the El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund our continuing operations. We do not expect that revenues generated by production at our Velardeña mining operations will exceed our expenses for at least the next few years. For example, we expect our operating expenses, capital expenditures and other expenses will increase in future years as we advance the anticipated expansion of the Velardeña operations and exploration, development and commercial production of our properties and any other properties that we may acquire. The amounts and timing of expenditures will depend on the progress of our efforts to expand production at the Velardeña mining operations, advance our El Quevar project and continue exploration at these and other properties, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, prices for our saleable metals, costs of materials and supplies, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which are and will be beyond our control. We expect that the advancement or development of our properties and any other properties we may acquire will require the commitment of substantial resources. There can be no assurance that we will continue to generate revenues or will ever achieve profitability.

The completion of the business combination with ECU presents challenges associated with integrating operations, personnel and other aspects of the companies and assumption of liabilities that may exist at ECU and which may be known or unknown by Golden.

On September 2, 2011, we completed a business combination with ECU (the “Transaction”), which owned and operated mines in the Velardeña Mining District in the State of Durango, Mexico that produce silver, gold, zinc and lead. Our future operating and financial results will depend in part upon our ability to integrate our business with ECU’s business in an efficient and effective manner. Our efforts to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. We have not previously conducted mining operations in Mexico. We are dedicating significant management resources to the operation of ECU’s former mines in Mexico, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. We are changing certain aspects of the Mexican mining operations and the ways in which the business related to the mining operations was conducted, which is requiring retraining and development of new procedures and methodologies, additions to and changes in personnel and other changes. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses. Any inability of management to integrate the operations successfully could have a material adverse effect on our business and financial condition.

In addition, we are now subject to the environmental, contractual, tax and other obligations and liabilities of ECU, some of which may be unknown. For example, we have received notices from Mexican tax authorities regarding approximately $1.4 million in social security taxes alleged to be due for previous years, currently being challenged. There can be no assurance that we are aware of all obligations and liabilities related to the historical operations of ECU. These liabilities, and other liabilities related to ECU’s operations not currently known to us or that prove to be more significant than we currently anticipate, could negatively impact our business, financial condition and results of operations.

The presentation of historical financial statements of ECU will not be comparable to the presentation of financial results from the Velardeña mining operations.

Until completion of the Transaction, ECU was a publicly-traded Québec corporation whose financial statements, until December 31, 2010, were prepared in accordance with Canadian GAAP, and since January 1, 2011, have been prepared in accordance with IFRS. ECU is now our wholly-owned subsidiary, and its financial statements after September 2, 2011 will be consolidated with ours, and will be prepared in accordance with U.S. GAAP. Under Canadian GAAP and IFRS, ECU capitalized exploration and development costs incurred during the development stage, including operating expenses at its active Velardeña mining operations, and offset those capitalized costs with revenue generated from saleable minerals. Under U.S. GAAP, we will report operating expenses at the Velardeña mining operations as expenses on the statement of operations and revenues generated from our sales will be reported as revenues on the statement of operations. This may have the effect of increasing our losses. For example, if ECU had reported in U.S. GAAP on this basis for the fiscal year ended December 31, 2010, its net losses would have increased by approximately $2.5 million. Because of these and other differences, ECU’s historical financial results related to the Velardeña operations will not be comparable to the results of those operations as they will appear in our consolidated financial statements.

Our properties may not contain mineral reserves.

None of our Velardeña properties, the El Quevar project, or any of our other properties have shown to contain proven or probable mineral reserves. Expenditures made in mining at the Velardeña operations or the exploration and advancement of our El Quevar project or other properties may not result in positive cash flow or in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable ore deposits and we cannot assure you that any mineral deposit we identify will qualify as an orebody that can be legally and economically exploited or that any particular level of recovery from discovered mineralization will in fact be realized.

Micon International Limited has completed technical reports on our El Quevar property, which indicated the presence of “mineralized material,” and on the Velardeña District properties formerly owned by ECU, which indicated the presence of measured, indicated and inferred resources. Mineralized material, and measured, indicated and inferred resource figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates will be accurate or that proven and probable mineral reserves will be identified at El Quevar, Velardeña or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We plan to spend significant amounts of capital on the advancement of El Quevar and the expansion of the Velardeña mining operations prior to establishing the economic viability of those projects.

Estimates of reserves, mineral deposits and production costs also can be affected by factors such as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, environmental factors, unforeseen technical difficulties and unusual or unexpected geological formations. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Silver or other minerals recovered in small scale laboratory tests may not be duplicated in large scale tests under on-site production conditions.

We expect to continue to require substantial external funding to pay our operating and general and administrative expenses, continue the advancement of the Velardeña expansion and El Quevar project, and fund our other exploration activities.

We will be required to continue to raise substantial funds from external sources in order to advance the Velardeña expansion and El Quevar project, maintain our other exploration properties, continue our exploration activities and pay our operating and general and administrative expenses, as we do not expect that cash generated by the Velardeña mining operations will be sufficient to fund these activities. If the Velardeña expansion or the El Quevar project proceeds to development and construction, we anticipate that we would need additional funding during 2012. The size and capital cost for the Velardeña expansion or a possible mine and processing facilities at El Quevar have not been determined and would depend, among other things, on the results of our ongoing efforts to further analyze the potential Velardeña expansion and to further define the Yaxtché deposit at El Quevar. We do not have a credit agreement in place that would finance development of either the Velardeña expansion or the El Quevar project, and we believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets. Access to public financing has been negatively impacted by the volatility in the credit markets, which may impact our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing non-core assets at an acceptable price. We cannot assure you that we will be able to obtain the necessary funding for the Velardeña expansion or the El Quevar project on favorable terms or at all. Failure to obtain sufficient funding may also result in the delay or indefinite postponement of exploration activities at our other properties.

Our properties are subject to foreign environmental laws and regulations which could materially adversely affect our future operations.

We conduct mining activities in Mexico and mineral exploration activities primarily in Argentina, Mexico and Peru. These countries have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of production.

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

Our Velardeña mining operations and activities are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental, be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación de Impacto Ambiental include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval.

Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. For example, on January 28, 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extends the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that the harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación de Impacto Ambiental through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Another initiative that has not yet been enacted, but is being analyzed by the Chamber of Deputies, is one related to amendments to the Civil Federal Procedures Code (“CFPC”). This initiative consists of establishing three categories of collective actions, by means of which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. The initiative is expected to be approved by the Chamber of Deputies this year and the related provisions to become effective six months thereafter. If approved, the amendments to the CFPC may result in more litigation with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

Future changes in environmental regulation in the jurisdictions where the mines are located may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which we currently hold interests, or may hold interests in the future, that are unknown to us at present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. We could be liable for remediating any damage that ECU may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available. In addition, U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could negatively impact our operations.

Title to our properties may be defective or may be challenged.

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

In some of the countries in which we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction or imposition of partners could have a material adverse affect on our financial condition, results of operations and prospects.

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the Velardeña properties and our other properties in Mexico through these government concessions, but there is no assurance that title to the concessions comprising the Velardeña mines and other properties will not be challenged or impaired. The Velardeña mines and other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising the Velardeña properties that, if successful, could impair development and/or operations with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

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

Mining concessions give exclusive exploration and exploitation rights to the minerals located in the concessions, but do not include surface rights to the real property, such that we are required to negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining operations or exploration activities. Our contract with the Velardeña Ejido, which provides surface rights to approximately 70% of the Velardeña properties, expires in December 2011. Negotiations to renew the contract have begun and while we expect to be able to obtain a new contract providing the same surface rights as the existing contract, no assurances can be made that we will be able to do so on favorable terms or at all. Our inability to extend these surface rights on favorable terms or otherwise could have a material adverse effect on our operations and financial condition.

We are actively engaged in mining activities and there are significant hazards involved, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

The operation of underground mines and conduct of exploration programs are subject to numerous risks and hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave-ins, fires, power outages, labor disruptions, flooding, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the operation of our business in amounts that we consider reasonable, such insurance will contain exclusions and limitations on coverage, our insurance will not cover all potential risks associated with mining and exploration operations, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

Our newly acquired mining operations are located in Mexico and are subject to various levels of political, economic, legal and other risks with which we have limited or no previous experience.

Our newly acquired mining operations are conducted in Mexico, and, as such, our operations are exposed to various levels of political, economic, legal and other risks and uncertainties, including military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; local acts of violence, including violence from drug cartels; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required funding for the expansion of the Velardeña mining operations or other projects in Mexico in the future.

Our Mexican operations and properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Specifically, our activities related to the Velardeña mining operations are subject to regulation by SEMARNAT, the environmental protection agency of Mexico, Comision Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

Our mineral exploration and mining activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our Mexican operations or the maintenance of our properties. Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect our operations and financial condition. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Expansion of our facilities will also be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing operations in the area.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations and financial condition.

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration and development activities on our Velardeña mining operations or in respect of any other projects in which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration and development operations or material fines, penalties or other liabilities.

Our employees in Mexico are represented by a collective bargaining unit, and we are subject to Mexican regulations regarding labor and employment matters.

Our employees in Mexico are represented by a collective bargaining unit, the Sindicato. We have two Sindicatos, one for the mine and a second for the plant. The current collective bargaining agreement expired in late June 2011. Salaries are negotiated annually, and labor contracts bi-annually. In addition to the negotiated terms of such agreements, relations between us and our employees may be affected by changes in regulations regarding labor relations that may be introduced by the Mexican authorities. Changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our operations and financial condition.

Our long-term cash flow and profitability will be affected by changes in the prices of silver and other metals.

Our ability to establish reserves and develop our exploration properties, and our profitability and long-term viability, depend, in large part, on the market prices of silver, zinc, lead, gold, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the cash flow generated by our Velardeña mining operations, or make it uneconomical for us to continue our mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build our business.

Results from our Velardeña mining operations are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. Dollar and the Mexican Peso.

Our revenues are primarily denominated in U.S. dollars. However, operating costs of our Velardeña mines are denominated principally in Mexican pesos. These costs principally include electricity, labor, maintenance, local contractors and fuel. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 4.4% in 2010, 3.6% in 2009 and 6.5% in 2008. At the same time, the peso has been subject to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso increased by 5.4% and 3.5% in 2010 and 2009, respectively, and decreased by 24.5% in 2008. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The imposition of exchange control policies could impair our ability to meet our U.S. dollar-denominated obligations, including payments on our debt. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our operations could be negatively impacted.

Our future operations, including the new tailings facility at and potential expansion of the Velardeña mining operations, the advancement of the El Quevar project, and other exploration and potential development activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained, could have a material adverse effect on the business of the combined company by delaying or preventing or making continued operations economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our operations. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego property in Mexico in a 50-50 joint venture and are therefore unable to control all aspects of exploration and development of this property.

We hold the San Diego exploration property in Mexico, acquired in the Transaction, in a 50-50 joint venture with Golden Tag Resources Ltd. This interest in the San Diego Property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from its joint venture partner. The dispute was settled in September 2010, and resulted in an increase in ECU’s mining property costs of $61,000.

We depend on the services of key executives.

Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Jeffrey Clevenger, David Drips (who manages our Velardeña and Chicago operations), Jerry Danni, Robert Blakestad and Robert Vogels. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business and our ability to manage and succeed in our exploration activities.

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

We explore and operate in countries that may be adversely affected by changes in the local government’s policies toward or laws governing the mining industry, including for example the recent presidential decree in Argentina regarding the repatriation of export proceeds.

We currently conduct exploration activities in Mexico and South America. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, on October 26, 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina will now have to repatriate all their export proceeds. Under the new decree, all export revenues generated by mining companies will be repatriated into Argentina for local foreign-exchange conversion prior to transfer overseas. This decree overturns a previous exemption for mining companies from Argentina’s currency repatriation laws that apply to oil and gas producers in the country.  Consequently, if we ultimately produce minerals from the El Quevar project in Argentina, the new repatriation policy may increase foreign exchange transaction costs, thereby increasing overall costs related to the El Quevar project.  In addition to the risk of increased transaction costs, we do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Argentina or other Latin American countries in which we explore or operate.

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

Some contracts with respect to our mineral properties require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we are required in certain instances to make payments to governments in order to maintain our rights to our mineral properties. Because our ability to make some of these payments is likely to depend on our ability to obtain external funding, we may not have the funds to make these payments by the required dates.

We compete against larger and more experienced companies.

The mining industry is intensely competitive. Many large mining companies are primarily producers of precious or base metals and may become interested in the types of deposits on which we are focused, which include silver and other precious metals deposits or polymetallic deposits containing significant quantities of base metals, including zinc, lead, copper and gold. Many of these companies have greater financial resources, operational experience and technical capabilities than we do. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital, acquire suitable producing properties or prospects for mineral exploration in the future or maintain and develop our mine services business.

Our stockholders may suffer dilution to their equity and voting interests as a result of future financing transactions.

We have previously completed private placement transactions with Sentient. In addition, we will need external financing to support the exploration and development, and anticipated expansion, of our newly acquired Velardeña mining operations in addition to the exploration and development of El Quevar and our other historic properties. Because we do not expect cash from operations or dispositions of non-core assets to be sufficient to provide needed capital, and because debt financing is difficult to obtain for early stage mining operations, it is likely that we will seek such financing in the equity markets. If we were to engage in a private equity financing with Sentient or any other party, or engage in a public equity offering, the current ownership interest of our stockholders would be diluted.

The existence of a significant number of options and warrants may have a negative effect on the market price of our common stock.

In connection with our business combination with ECU, we issued warrants to purchase 386,363 and 1,831,929 shares of our common stock at exercise prices of $18.00 and $19.00, respectively, expiring in December 2011 and February 2014, respectively, and additional options to purchase approximately 653,000 shares of our common stock at exercise prices ranging from $16.00 to $31.80, and expiring between September 2011 and October 2014. The existence of securities available for exercise and resale is referred to as an “overhang”, and, particularly if the options and warrants are “in the money”, the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of shares of our common stock surrendered in payment of the tax liability in connection with the vesting of restricted common stock during the three months ended September 30, 2011.

Period	Total Number of Shares (or Units)Period Purchased (1)	Average Price Paid Per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2011	—	—	—	—
August 1 – August 31, 2011	—	—	—	—
September 1 – September 30, 2011	64,375	$13.94	—	—
Total	64,375	$13.94	—	—

(1)	Shares of common stock surrendered to the Company in payment of tax liability in connection with the vesting of restricted common stock, as permitted by the Company’s 2009 Equity Incentive Plan.
(2)	No commission was paid in connection with the surrender of common stock.
(3)	These sections are not applicable as the Company has no publicly announced stock repurchase plans.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Removed and Reserved

Item 5.           Other Information

None.

Item 6.           Exhibits

3.1	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(1)
4.1	Golden Minerals Company Replacement Stock Option Plan.(2)
10.1	0.0% Convertible Senior Unsecured Note due June 30, 2012, between Golden Minerals Company and ECU Silver Mining Inc.(3)
10.2	Escrow Agreement, dated July 13, 2011, by and among Golden Minerals Company, ECU Silver Mining Inc. and Computershare Trust Company of Canada.(3)
10.3	Supplemental Warrant Indenture, dated September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc, and Computershare.(1)
10.4	Third Supplemental Warrant Indenture, dated September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc, and Computershare.(1)
10.5

Subscription Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(4)

10.6

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.
(2)	Incorporated by reference to our Form S-8 Registration Statement filed September 2, 2011.
(3)	Incorporated by reference to our Current Report on Form 8-K filed July 19, 2011.
(4)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.
*

These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	November 14, 2011	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer