Form 10-K
period 2011-12-31
Golden Minerals Co
filed 2012-03-08
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $159.8 million, based on the closing price of the registrant's common stock of $17.78 per share on the NYSE Amex on June 30, 2011. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2011 included two shareholders who collectively held approximately 38% of its outstanding common stock. The number of shares of common stock outstanding on March 5, 2012 was 35,714,035.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K.

        References to "Golden Minerals," "our," "we," or "us" mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

 FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans, expectations and assumptions concerning the Velardeña Operations (as defined below), the El Quevar project, the timing and budget for exploration and potential monetization of our portfolio of exploration properties, our expected cash needs, and statements concerning our financial condition, operating strategies and operating and legal risks.

        We use the words "anticipate," "continue," "likely," "estimate," "expect," "may," "could," "will," "project," "should," "believe" and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations, contain projections of production, expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

  •
  Risks related to the integration of the businesses of Golden Minerals and ECU Silver Mining Inc.;

  •
  Risk related to the Velardeña Operations in Mexico, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to produce minerals from the mines successfully or profitably, operating or processing problems, delays in or inability to increase production as projected, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to operate and continue our expansion plans at the mines, and our ability to raise the necessary capital to finance advancement and planned expansion of the mining operations;

  •
  The feasibility and economic viability of potential expansion plans at the Velardeña Operations;

  •
  Risks related to the El Quevar project in Argentina, including results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project, results of our evaluation and our ability to raise the necessary capital to finance advancement of the project;

  •
  Our ability to raise necessary capital to complete expansion plans at the Velardeña Operations and, if justified by results of our evaluation, the development of the El Quevar project;

  •
  Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

  •
  Results of future exploration and of our efforts to monetize our exploration portfolio properties;

  •
  Economic and political events affecting the market prices for silver, gold, zinc, lead and other minerals which may be found on our development and exploration properties;

  •
  Political and economic instability in Argentina, Mexico, Peru and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

  •
  The factors set forth under "Risk Factors" in Item 1A of this annual report on Form 10-K.

        Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risk and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-K.

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

        "Cleavage" means the property or tendency of a rock to split along secondary, aligned fractures or other closely spaced planes or textures, produced by deformation or metamorphism.

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

        "Doré" means gold and silver bullion that remains in a cupelling furnace after the lead has been oxidized and skimmed off.

        "Exploration Stage" means a prospect that is not yet in either the development or production stage.

        "Feasibility Study" means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

        "Flotation" means the separating of finely crushed minerals from one another by causing some to float in a froth and others to remain in suspension in the pulp. Oils and various chemicals are used to activate, make floatable, or depress the minerals.

        "Formation" means a distinct layer of sedimentary rock of similar composition.

        "Fracture System" means a set or group of contemporaneous fractures related by stress.

        "Grade" means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tonnes which contain 2,204.6 pounds or 1,000 kilograms.

        "Mineralization" means the concentration of metals within a body of rock.

        "Mining" means the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves or mineral deposits are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

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

        "Production Stage" means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product.

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

        "Tailing Pond" means a low-lying depression used to confine tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

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

 PART I

ITEMS 1 AND 2:    BUSINESS AND PROPERTIES

Overview

        We are an emerging precious metals producer, primarily engaged in the operation and further development of our recently acquired Velardeña gold, silver and base metals mines in the State of Durango, Mexico, and in the advancement of the 100% owned El Quevar advanced silver exploration property in the province of Salta, Argentina. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain a mining operations office in Mexico and exploration offices in Argentina, Mexico and Peru.

        In addition to our current efforts to increase production at the Velardeña Operations and advance the El Quevar project, we are analyzing the potential monetization of certain properties in our portfolio of approximately 80 exploration properties located primarily in Mexico and South America.

Company History

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and we are the successor to Apex Silver Mines Limited ("Apex Silver") for purposes of reporting under the U.S. Securities Exchange Act. Since March 2009, we have focused on the advancement of our El Quevar silver project in Argentina. On September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. ("ECU") and now own and operate ECU's gold, silver and base metals mines at its Velardeña and Chicago properties (together, the "Velardeña Operations," as further described under the heading "Velardeña Operations"), located in the Velardeña mining district in the State of Durango, Mexico.

Corporate Structure

        Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. Following our September 2, 2011 business combination, ECU is a wholly-owned subsidiary of Golden Minerals, and three of ECU's wholly-owned Mexican subsidiaries hold the rights associated with the Velardeña Operations. We have a number of other wholly-owned subsidiaries organized throughout the world, including in Canada, Mexico, Central America, South America, the Caribbean, Europe, and Australia. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Our Competitive Strengths and Business Strategy

        Our business strategy is to establish Golden Minerals as a mid-tier precious metals producer, focusing on expansion of production and operational improvements at the Velardeña Operations and continued advancement of the El Quevar project.

        Velardeña Operational Improvements.    We are focused on increasing silver and gold production from the Velardeña Operations through the continuing improvement in underground mining practices, the optimization of the current oxide and sulfide plants, and phased expansions of the sulfide plant. We produced 90,000 ounces of silver and 1,300 ounces of gold from September through December 2011. We currently expect to approximately triple that rate of production during the fourth quarter of 2012.

        El Quevar Project.    Following the completion of additional underground exploration and surface drilling in 2011 at the El Quevar project located in the Salta Province of Argentina, we are continuing to analyze whether the Yaxtché deposit is amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. As our analysis continues, we may consider whether to solicit a joint venture partner for the project.

        Financial Strength.    Following the prepayment of ECU's third party debt in December 2011, we now have no debt, no hedging and a strong cash position. We currently project that revenues from our Velardeña Operations will exceed operating costs by mid-2012, and therefore our Velardeña Operations will be operationally cash flow positive, assuming $30.00 per ounce average silver prices and $1,500.00 per ounce average gold prices.

        Rationalization of Exploration Portfolio.    We have commenced a process to rationalize our portfolio of approximately 80 exploration properties located primarily in certain traditional precious metals producing regions of Mexico and South America. We are analyzing the prospects and potential monetization of certain properties. We expect the potential monetization of selected assets to generate value as well as significantly reduce exploration expenditures in 2012 and going forward.

        Experienced Management Team.    We are led by a team of mining professionals with over 125 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including, among others, Cyprus Amax Minerals Company, Phelps Dodge Corporation, Inco Limited, Homestake Mining Company, Kinross Gold Corporation, Barrick Gold Exploration, and Placer Dome Exploration, Inc. Our executive team has a proven ability to manage large projects in challenging environments.

Velardeña Operations

  Location and Access

        The Velardeña Operations are comprised of four mines and two processing plants within the Velardeña mining district, which is located in the municipality of Cuencamé, in the northeast quadrant of the State of Durango, Mexico, approximately 95 kilometers southwest of the city of Torreón in the State of Coahuila and approximately 140 kilometers northeast of the city of Durango, which is the capital of the State of Durango. The mines are reached by a seven kilometer road from the village of Velardeña which is reached by highway from Torreón and Durango. The Velardeña mining district is situated in a hot, semi-arid region.

        Of the four mines comprising the Velardeña Operations, the Santa Juana, San Juanes and San Mateo underground mines are located on the Velardeña property. The Santa Juana mine, which has been the focus of ECU's mining efforts since 1995, is currently a producing mine, as is the San Juanes mine. The San Mateo mine is currently in the development stage. We are in the process of building the San Mateo Ramp, which will provide new access routes to facilitate ore removal from all the mines on the Velardeña property. The fourth mine, the underground Chicago mine, is a producing mine and is located on the Chicago property approximately two kilometers south of the Velardeña property.

        We own a 320 tonne-per-day flotation sulfide mill situated near the town of Velardeña. The mill has a fully operational lead, zinc, and pyrite flotation circuit which produces lead, zinc and pyrite concentrates from the sulfide ore. Most of the silver is contained in the lead concentrate and most of the gold is in the pyrite concentrate.

        We also own a conventional 500 tonne-per-day cyanide leach mill with a Merrill Crowe precipitation circuit, which is located approximately two kilometers from the Santa Juana mine site and near our Chicago mine. The mill is used to process oxide material from the Velardeña Operations and generates gold and silver doré bars. The mill also generates gold and silver bearing precipitate to be sold to third party refineries.

        For the currently producing mines, ore is trucked from the mine mouth to the appropriate processing plant, and each plant has its own tailing ponds. We recently completed a tailings pond expansion at the sulfide plant, which is fully permitted and has a five year capacity. For the oxide plant, we currently have a permit for a new pond with an approximate five-year capacity, and we plan to start building this pond by the second quarter of 2012. Power for all of the mines is provided through a substation connected to the national grid. Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Operations.

        The following map shows the location of the Velardeña Operations.

  Property History

        Exploration and mining in the Velardeña district extends back to at least the late 1500's or early 1600's, with large scale operations beginning in 1888 with the Velardeña Mining and Smelter Company. In 1902, the mining operations were acquired by ASARCO, who operated the property until 1926 when the mines were closed. The property was subsequently nationalized in 1961, and in 1968 the sulfide processing plant was built by the Mexican Government. In 1994, William Resources acquired the concessions comprising the Velardeña and Chicago properties. In 1997, ECU Gold (the predecessor to ECU Silver Mining Inc.) purchased from William Resources the subsidiaries that owned the concessions. ECU built the oxide processing plant in 1998.

  Title and Ownership Rights

        We hold the concessions comprising the Velardeña Operations through our wholly-owned Mexican subsidiaries Minera William S.A. de C.V. and BLM Minera Mexicana S.A. de C.V. At present, a total of 33 mineral concessions comprise the Velardeña Operations, which include four concessions under a purchase option agreement with remaining aggregate payments due of $200,000. The Velardeña Operations encompass approximately 600 hectares. The mineral concessions vary in size and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties.

        The Velardeña Operations are also subject to the Mexican ejido system requiring us to contract with the local communities surrounding our properties in order to obtain surface access rights needed in connection with our mining operations and exploration activities. We recently executed a ten-year contract with the Velardeña ejido that provides surface rights for certain access roads to our Velardeña Operations. Our contract with the Vista Hermosa ejido provides for surface rights for the oxide plant and tailings area and access to the Chicago mine. We are in the process of negotiating with the Vista Hermosa ejido to purchase the surface rights to the 144 hectares area that contains the oxide plant, tailings area and access to the Chicago mine, along with all surface lands required for the proposed plant expansion.

  Geology and Mineralization

        The Velardeña district is located at the easternmost limit of the Sierra Madre Occidental on the boundary between the Sierra Madre Oriental and the Mesa Central sub-provinces. Both of these terrains are underlain by Paleozoic and possibly Precambrian basement rocks.

        The regional geology is characterized by a thick sequence of limestones and minor calcareous clastic sediments of Cretaceous age, intruded by Tertiary plutons of acidic to intermediate composition. During the Laramide Orogeny, the sediments were folded into symmetrical anticlines and synclines that were modified into a series of asymmetrical overturned folds by a later stage of compression.

        A series of younger Tertiary stocks have intruded the older Cretaceous limestones over a distance of approximately 15 kilometers along a northeast to southwest trend. The various mineral deposits of the Velardeña mining district occur along the northeast-southwest axis and are spatially associated with the intrusions and their related alteration.

        An important northwest-southeast fracture system is associated with these intrusions and, in many cases, acts as the main focus of mineralization. The Velardeña Operations are underlain by a thick sequence of limestone that corresponds to rocks of the Aurora and Cuesta del Cura formations of Lower Cretaceous age.

        Several types of Tertiary intrusive rocks are present in the Velardeña district. The largest of these rocks outcrops on the western flank of the Sierra San Lorenzo and underlies a portion of the Velardeña Operations. It is referred to as the Terneras pluton and forms a northeast oriented, slightly elongated body, considered to represent a diorite or monzodiorite that outcrops over a distance of about 2.5 kilometers. The adjacent limestones have been altered by contact metamorphism (exoskarn) and locally the intrusive has been metamorphosed (endoskarn).

        The following is a description of the individual geological characteristics and mineralization found on each of the properties comprising the Velardeña Operations.

  Velardeña Mines

        The Aurora Formation hosts the Santa Juana, Terneras, San Juanes and San Mateo deposits on the Velardeña property. The limestones are intruded by a series of multiphase diorite or monzodiorite stocks (Terneras intrusion) and dikes of Tertiary age that outcrop over a strike length of approximately 2.5 kilometers.

        Two main vein systems are present on the Velardeña property. The first is a northwest striking system as found in the Santa Juana deposit, while the second is east-west trending and is present in the Santa Juana, Terneras, San Juanes and San Mateo deposits.

        In the Santa Juana deposit, two main sets of fracture cleavage are observed. The most significant is a steeply dipping northwest-trending cleavage that has acted as the main conduit for the mineralizing fluids in the Santa Juana deposit. This direction includes both linear and curved northwest vein sets.

        The Terneras, San Juanes and San Mateo veins all strike east-west and dip steeply north. The most prevalent of these is the Terneras vein, which was mined in the past over a strike length of 1,100 meters. All of these veins are observed to have extensive strike lengths and vertical continuity for hundreds of meters. The mineralogy of the east-west system is somewhat different in that they contain less arsenic than the northwest Santa Juana veins.

        Mineralization in the deposits located at the Velardeña mines primarily belongs to low- temperature calcite-quartz veins with associated lead, zinc, silver, gold and copper mineralization, typical of the polymetallic vein deposits of northern Mexico. The veins are usually thin, normally in the 0.2 meter to 0.5 meter range, but consistent along strike and down dip. Coxcomb and rhythmically banded textures are common.

  Chicago Mine

        On the Chicago property, the oldest rocks outcropping are Cretaceous limestones of the Aurora Formation which are highly folded. These limestones are affected by the intrusion of the Tertiary dioritic stocks and dykes. The general geology of the Chicago property is very similar to the geology of the Velardeña property. The mineralization is similar to that encountered at the Santa Juana mine in terms of mineralogy, host rocks, geometry of the structures and continuity at depth and laterally.

2012 Technical Report and PEA

        We expect to complete an updated NI 43-101 compliant resource estimate for the Velardeña Operations near the end of the first quarter of 2012 or the beginning of the second quarter of 2012. The independent consulting firm of Chlumsky Armbrust and Meyer has been retained to provide the updated resource estimate, in accordance with the requirements of the SEC's Guide 7 and Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects, of the Canadian Securities Administrators ("NI 43-101").

        The Company expects to complete a Preliminary Economic Assessment ("PEA") by the end of the third quarter of 2012. The PEA will be based on the updated resource estimate and proposed expansion plans for the Velardeña Operations.

  Phased Expansion Plans for Velardeña Operations

        Since the business combination with ECU, we have made significant mining and processing improvements at the Velardeña Operations. Our initial focus has been on improving head grade in the feed supplied to the mills. We have completed approximately 1,200 meters of mine development since early September 2011 and have commenced excavation on the San Mateo Ramp, the main production ramp that will access six major ore zones. Additionally, we have commenced plant optimization and other work to improve recoveries and product quality in both the oxide and sulfide plants, and we plan to add a flotation circuit ahead of the current oxide plant to recover and divert to the sulfide plant more of the sulfide material that is currently mixed with the oxides. In the fourth quarter of 2011, we initiated the transfer of approximately $4.0 million of mobile underground mining and ancillary equipment that is no longer required at El Quevar to the Velardeña Operations. The transferred equipment, as well as additional mobile equipment to be purchased, will be used to advance the San Mateo ramp and to modernize the Velardeña Operations. Safety related improvements at the Velardeña Operations have included the installation of 15 face ventilation fans, establishment of three trained and equipped mine rescue teams, and safety refresher training for all personnel.

        We expect the proposed phased expansion to result in an increase in total oxide and sulfide plant capacity to 1,300 tonnes per day with the planned addition of a new 800 tonne per day grinding mill, and the installation of additional flotation cells and concentrate handling equipment. The proposed expansion will allow for the continued processing of both oxide and sulfide ores until the oxide ore is depleted, at which time the plant will process only sulfide ores. The proposed phased expansion is planned to be operational in 2013 and is anticipated to have annual production of two million ounces of silver, 29,000 ounces of gold, four million pounds of lead and eight million pounds of zinc. We expect to have more information regarding proposed costs for the phased expansion by the end of the first quarter of 2012, but we currently expect costs in the range of approximately $10.0 million. Engineering studies are now also underway to expand sulfide production to 2,000 tonnes per day through the completion of a proposed 2,000 tonne per day sulfide plant, which might occur as early as 2015. The 2,000 tonne per day sulfide plant could result in annual production of up to approximately four million ounces of silver, 80,000 ounces of gold, and ten million pounds each of lead and zinc.

Production Guidance

        Payable metals production from the Velardeña Operations for September through year-end 2011 exceeded guidance previously provided in September by approximately 30% for gold and 114% for silver, primarily due to the increase in head grades resulting from reduced dilution. The following table shows actual gold and silver production for September through December 2011, and currently forecast 2012 production.

	Sep - Dec 2011 Actual	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Full Year 2012
Production (payable metals)
Gold (oz)	1,300	1,300	2,000	2,600	3,100	9,000
Silver (oz)	90,000	90,000	150,000	230,000	270,000	740,000

        In order to achieve these production increases, we remain focused on improving head grade and recoveries. We have also commenced plant optimization and other work to improve recoveries and product quality in both the oxide and sulfide plants. Based on these efforts, we expect the Velardeña Operations to be operationally cash flow positive in mid-year 2012 at current metals prices.

Environmental Matters and Permitting

        We have conducted environmental audits of the Velardeña Operations and identified non-compliance matters that will be remediated, including general site clean-up and permit renewals. We currently do not expect that the cost of remediating or otherwise addressing these issues will exceed $200,000. In early 2012, we applied for and were accepted into the Mexican National Environmental Auditing Program ("NEAP"). Under NEAP, we will participate in an audit program to verify compliance with existing regulations and identify non-regulated potential issues that could result in environmental contingencies. Under the program, we will receive recommendations regarding steps to be taken to achieve compliance, following which we can agree to a schedule for achieving compliance. If we comply with the recommendations, we will obtain a "clean industry" certification issued by the Mexican government.

        We hold various permits required for conducting our current operations at the Velardeña Operations, and our participation in NEAP allows us to continue our current operations during the remediation of non-compliance matters. We are required to update our environmental licenses and environmental impact assessments for any expansion of or modification to any of the existing two plants. The construction of new infrastructure beyond the current plant facilities would require additional permitting, including environmental impact assessments and land use permits. We do not expect to have difficulty obtaining additional permits or environmental impact assessments.

United Mexican States

        Mexico, officially the United Mexican States, is a federal constitutional republic in North America and bordered by the United States of America, Belize and Guatemala. Mexico is a federal democratic republic with 31 states and one federal district. Each state has its own constitution and its citizens elect a governor, as well as representatives, to their respective state congresses. The President of Mexico is the head of the executive federal government. Executive power is exercised by the President, while legislative power is vested in the two chambers of the Congress of the Union. The three constitutional powers are the Judiciary, the Executive and the Legislative, which are independent of each other.

Certain Laws Affecting Mining in Mexico

  Legislation Affecting Mining

        The Mining Law, originally published in 1992 and amended in 1996, 2005 and 2006, is the primary legislation governing mining activities in Mexico. Other significant legislation applicable to mining operations in Mexico includes the regulations to the Mining Law, the Federal Law of Waters, the Federal Labour Law, the Federal Law of Fire Arms and Explosives, the General Law on Ecological Balance and Environmental Protection and regulations, and the Federal Law on Metrology and Standards.

  The Concession System

        Under Mexican law, mineral resources are property of the Mexican republic, and a mining concession, granted by the Executive branch of the federal government, is required for the exploration, exploitation and processing of mineral resources. Mining concessions may only be granted to Mexican individuals domiciled in Mexico or companies incorporated and validly existing under the laws of Mexico. Mexican companies that have foreign shareholders must register with the National Registry of Foreign Investments and renew their registration on an annual basis. Mining concessions grant rights to explore and exploit mineral resources but do not grant surface rights over the land where the concession is located. Mining concession holders are required to negotiate surface access with the land owner or holder (e.g. agrarian communities) or, should such negotiations prove unsuccessful, file an application with the courts to obtain an easement, temporary occupancy, or expropriation of the land, as the case may be. An application for a concession must be filed with the Mining Agency or Mining Delegation located closest to the area to which the application relates.

        Mining concessions have a term of 50 years from the date on which title is recorded in the Public Registry of Mining. Holders of mining concessions are required to comply with various obligations, including the payment of certain mining duties based on the number of hectares of the concession and the number of years the concession has been in effect. Failure to pay the mining duties can lead to cancellation of the relevant concession. Holders of mining concessions are also obliged to carry out and prove assessment works in accordance with the terms and conditions set forth in the Mining Law and its regulations. The regulations to the Mining Law establish minimum amounts that must be spent or invested on exploration and exploitation activities. A report must be filed in May of each year regarding the assessment works carried out during the preceding year. The mining authorities may impose a fine on the mining concession holder if one or more proof of assessment works reports is not timely filed.

  Environmental Legislation

        Mining development projects in Mexico are subject to Mexican federal, state and municipal environmental laws and regulations for the protection of the environment. The principal legislation applicable to mining projects in Mexico is the federal General Law of Ecological Balance and Environmental Protection, which is enforced by the Federal Bureau of Environmental Protection, commonly known as "PROFEPA". PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. If warranted, PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which proceedings may result in the temporary or permanent closure of non-complying facilities, the revocation of operating licences and/or other sanctions or fines. According to the Federal Criminal Code, PROFEPA must inform the relevant governmental authorities of any environmental crimes that are committed by a mining company in Mexico.

        Concession holders may submit themselves to comply with the Mexican Official Norm: NOM-120-SEMARNAT-1997, which provides, among other things, that mining exploration activities to be carried out within certain areas must be conducted in accordance with the environmental standards set forth in NOM-120-SEMARNAT-1997; otherwise, concession holders are required to file a preventive report or an environmental impact study prior to the commencement of the exploration, exploitation and processing of mineral resources. However, an environmental impact study may not be necessary if the concessionaire files an application with the environmental authorities confirming the concessionaire's commitment to observe and comply with NOM-120-SEMARNAT-1997.

Taxes in Mexico

        Mexico has a federal corporate income tax rate of 30%, which will decrease to 29% in 2013 and 28% in 2014, according to a transitory provision of the Income Tax law. There are no state taxes on corporate net income. In determining their corporate income tax, entities are allowed to subtract from gross income various deductions permitted by law and they are allowed a ten year carry-forward of net operating losses. Once a corporation has paid its income tax, after-tax earnings may be distributed to the shareholders with no tax charge at the corporate level and without income tax withholding regardless of the tax residence of the recipient. Foreign resident companies are subject to income tax if they have a permanent establishment in Mexico. In general, a permanent establishment is a place of business where the activities of an enterprise are totally or partially carried out and includes, among others, offices, branches and mining sites.

        Mexico has several taxes in addition to income tax that are relevant to most business operations, including the Single Rate Business Tax (the "Flat Tax"), Value Added Tax ("VAT"), import duties, payroll taxes, and statutorily entitled employee profit sharing ("PTU"). Annual mining concession fees are charged by the government, but there is no royalty on the extraction or sale of precious metals. The Flat Tax applies to taxpayers' income from worldwide sources, as well as to foreign residents on the income attributed to their permanent establishments located in Mexico, at a rate of 17.5%. In general, the Flat Tax follows a cash flow system, and in many ways operates similar to an alternative minimum tax. Any income tax effectively paid in the same fiscal year is creditable against the Flat Tax, thus entities will pay the higher of income tax or the Flat Tax in a given year. VAT in Mexico is charged upon alienation of goods, performance of independent services, grant of temporary use or exploitation of goods, or import of goods or services that occur within Mexico's borders, at a rate of 16% except in certain border areas where the tax rate is 11%. There is no VAT in the case of export of goods or services or for the sale of gold, jewelry, and gold metalwork with a minimum gold content of 80%, excluding retail sale to the general public. The sale of mining concessions is subject to VAT as concessions are not considered to be land. VAT paid by business enterprises on their purchases and expenses may usually be credited against their liability for VAT collected from customers on their own sales. In addition, VAT may also be refunded or overpayments may be used to offset tax liabilities arising from other federal taxes. Import duties apply for goods and services entering the country, unless specifically exempted due to a free trade agreement or if registered under specific programs like IMMEX, under which we are currently registered. Payroll taxes are payable in most states, and social security, housing and pension contributions must be made to the federal government when paying salaries. Also, employees are statutorily entitled to a portion of the employer's profits, called PTU. The rate of profit sharing is currently 10% of the employer's taxable income as defined by the Income Tax law. Taxpayers are able to reduce their income tax base by an amount equal to the PTU.

El Quevar

  Location and Access

        Our El Quevar silver project is located in the San Antonio de los Cobres municipality, Salta province, in the Altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300 kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project, which houses project workers. A high tension power line is located approximately 40 kilometers from the site, and a high pressure gas line devoted to the mining industry and subsidized by the Salta government is located within four kilometers of the El Quevar camp.

        The El Quevar project is located near Nevado Peak with altitudes at the concessions ranging from 3,800 to 6,130 meters above sea level. The climate of the area is high mountain desert, with some precipitation in summer (as snow) and little snow in winter.

        The following map shows the location of the El Quevar project.

  Property History

        Mining activity in and around the El Quevar project dates back at least 80 years. Between 1930 and 1950, there was lead and silver production from small workings in the area, but we do not have production records from that period. The first organized exploration activities on the property occurred during the 1970s, although no data from that period remains. Over the last 30 years, several companies have carried out exploration activity in the area, including BHP Billiton, Industrias Peñoles, Mansfield

Minerals and Hochschild Mining Group, consisting primarily of local sampling with some limited drilling programs in the area.

  Title and Ownership Rights

        The El Quevar project is currently comprised of 32 exploitation concessions. We hold 31 of the concessions directly, and we control the Nevado I concession, located approximately four kilometers from the Yaxtché target, pursuant to a purchase option agreement from an existing third-party concession owner. Our remaining payment on the Nevado I option agreement totals $750,000 and is due by June 22, 2012. In total, the El Quevar project encompasses approximately 55,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

        In addition, under the terms of an option agreement covering the El Quevar II concession and one-half of the Castor concession, which option we exercised and paid in full, we are required to pay a 1% net smelter return royalty on the value of all metals extracted from the El Quevar II concession and one-half of the minerals extracted from the Castor concession. The Yaxtché target is on or near these concessions. We are also required to pay a 3% royalty to the Salta province based on the mine mouth value of minerals extracted from any of our concessions. Also, to maintain all of the El Quevar concessions, we make yearly aggregate rental payments to the Argentine government of approximately $27,000.

        The surface rights at El Quevar are controlled by the Salta Province. There are no private properties within the concession area. To date, no issues involving surface rights have impacted the project. Although we have unrestricted access to our facilities, we have recently applied for servitudes to further protect our access rights.

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

2012 Technical Report

        The Company expects to complete an updated technical report for the El Quevar project near the end of the first quarter of 2012 or the beginning of the second quarter of 2012. The independent consulting firm of Pincock Allen & Holt has been retained to provide the updated report, in accordance with the requirements of the SEC's Guide 7 and NI 43-101.

August 2010 Technical Report

        Micon International Limited ("Micon") prepared a technical report for the El Quevar project in August 2010 in accordance with the requirements of the SEC's Guide 7 and NI 43-101. Data from 168 drill holes was used in the August 2010 estimate. The August 2010 resource estimate assumes highly selective underground mining with continuity along strike and down dip supported by geologic interpretation of almost all holes logged to date in the mineralized zone. We have assumed concentration by flotation.

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

  Sampling

        Drill cores are maintained in a secure facility at the El Quevar campsite before and after splitting. Golden Minerals personnel were responsible for logging, sampling, splitting, and shipping cores to the laboratory facilities. The insertion of standards and blanks is carried out at the project site, while the duplicate coarse rejects and pulps are selected by each commercial laboratory. El Quevar samples have been analyzed at two independent laboratories. The quality assurance/quality control program used at El Quevar includes regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples are used to monitor sample batches for potential sample mix-ups and to monitor the data variability as a function of laboratory error and sample homogeneity. Standard reference materials were not inserted at the project site or at the lab after April 2011. Select high grade samples are being re-assayed.

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

  Exploration

        The Yaxtché deposit is the primary target currently identified at the El Quevar project. As of February 2012, we have completed approximately 100,000 meters of diamond drilling in 400 drill holes. Of these holes, 272 were drilled to test the Yaxtché zone for potential mineralization, with about 75% of the holes intersecting significant silver mineralization. Our work indicates that the Yaxtché deposit is at least 2 kilometers in strike length and is continuous laterally and to depths of more than 300 meters below surface in the main area. From the inception of our exploration activities in 2004 through December 31, 2011, we have spent approximately $65.0 million on exploration and related activities at El Quevar.

  Advancement of El Quevar

        Our early work at El Quevar indicated that underground mining of the Yaxtché deposit should be more economically feasible than open pit mining methods. Following initial drill programs, we determined to conduct underground drifting to provide us with more accurate and conservative data than relying solely on drilling results.

        In 2011 the drifting encountered more than 40 mineralized structures believed to be tension faults that were not anticipated in the early modeling of the El Quevar deposit, in which mineral concentrations were modeled to follow the alteration envelope. Although the structures are narrow, generally less than a quarter of a meter in width, results from detailed sampling show that the structures tend to be of substantial grade, typically in excess of one kilogram per tonne of silver. Our evaluation of the features seen in the development drift should contribute to the understanding of these newly discovered structures and provide further information regarding confirmation of the mine model. We decided to delay completion of a NI 43-101 compliant Preliminary Economic Assessment and a planned mid-year 2011 resource update to allow further work to assess the impact that these newly discovered structures may have on the mining plan and global El Quevar resource.

        Further drilling and analysis conducted during the remainder of 2011 suggested the El Quevar deposit may be amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. We continued to encounter relatively wide, high grade silver intercepts during an additional 50-hole surface drill program.

        In 2012 we expect to spend approximately $4.0 million at our El Quevar project on holding and maintenance costs and continued project evaluation. Following a resource update expected near the end of the first quarter of 2012 or the beginning of the second quarter of 2012, we will consider completing a Preliminary Economic Assessment and may consider soliciting a joint venture partner.

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

Certain Laws Affecting Mining in Argentina

        According to Argentine law, mineral resources are subject to regulation in the provinces where the resources are located. Each province has the authority to grant exploration permits and exploitation concession rights to applicants. The Federal Congress has enacted the National Mining Code and other substantive mining legislation, which is applicable throughout Argentina; however, each province has the authority to regulate the procedural aspects of the National Mining Code and to organize the enforcement authority within its own territory.

        In the province of Salta, where the El Quevar project is located, all concessions are granted by a judge in the Salta Mining Court. The types of mineral concessions relevant to the El Quevar project are exploration concessions and exploitation concessions. Exploration concessions are granted for up to 1,100 days depending on the size of the concession. The size of an exploration concession must be reduced periodically unless the owner applies to the Salta Mining Court to convert it, or at least part of it, to an exploitation concession. Exploitation concessions are subject to a yearly payment, which is fixed each year by the federal government. For 2011, we paid a total of approximately $27,000 to maintain our El Quevar exploitation concessions, and we expect our total payments in 2012 to be approximately the same. An exploration plan must be filed for each exploration concession along with an environmental report that must be approved by the provincial mining authority. Additional environmental reports are required on a bi-annual basis while the exploration concession is valid. Upon expiration of the exploration concession, all data and documentation from the activities carried out on the concession must be filed with the provincial mining authority.

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

        Our activities in Argentina are also subject to both federal and provincial environmental laws and regulations. We currently expect the impact of such laws and regulations on our El Quevar project to be minimal. New legislation passed by Argentina's federal legislature intended to protect the country's glaciers could potentially affect the mining industry in Argentina. In order to offset the effect of the new legislation, many provincial legislative bodies, including those in the province of Salta, have passed or have indicated that they expect to pass their own glacier-related legislation. Neither the federal nor the provincial legislation is currently expected to affect the El Quevar project.

        Additionally, on October 26, 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina will now have to repatriate all their export proceeds. Under the new decree, all export revenues generated by mining companies will be repatriated into Argentina for local foreign-exchange conversion prior to transfer overseas. As such, if we ultimately produce minerals from the El Quevar project in Argentina, the new repatriation policy may increase foreign exchange transaction costs.

Taxes in Argentina

        Argentina has a federal income tax rate of 35%, and the income tax law allows for a five-year carryforward of net operating losses. Argentina has several taxes in addition to income tax. The more significant taxes under the general tax system include (i) a Value Added Tax ("VAT") charged at an average rate of 21% for the majority of goods and services provided in Argentina, as well as for imports into Argentina, unless specifically exempted, and which is refunded through exports or other procedures; (ii) an import duty for goods and services entering the country, unless specifically exempted due to the mining investment legislation or free trade agreements; (iii) a provincial gross receipts tax of 1% applied to non-exported sales transactions in addition to VAT; (iv) a minimum presumed tax equivalent to 1% of the total asset value of an entity; (v) a wealth tax of 0.5% of the equity value of an entity; (vi) a bank tax of 0.6% of each debit and credit transaction and (vii) a stamp tax of 1% applied over the gross value of executed agreements. For the metals extraction business, there is a 5% royalty on the mine mouth value of the mineral extracted for those companies not inscribed under the

Argentina Mining Investment Law (described below). Also, for exported minerals, Argentina imposes an export tax of 5% for silver doré and 10% for silver concentrates.

        The tax laws applicable to exploration, prospecting, development, and mining extraction, as set forth in the Argentina Mining Investment Law, as well as other legislation provide for significant benefits to the general tax system for those companies inscribed under this law and which meet certain conditions. These benefits include: (i) fiscal stability; (ii) double deductions for certain exploration costs; (iii) voluntary accelerated depreciation; (iv) import duty exemptions; (v) an exemption from the minimum presumed tax, the provincial gross receipts tax and the stamp tax described in the previous paragraph; (vi) a decrease from 5% to 3% on the royalty on minerals extracted; and (vii) a partial refund of the export tax on doré and concentrate. A fiscal stability agreement with the federal government can be obtained with a term of 30 years from the date a project's economic feasibility is presented to the government along with the corresponding application. During the 30 year term, in general, a party to such an agreement with the federal government will not suffer a change in its total effective tax rate. New taxes or increases/decreases in tax rates could occur while keeping the effective tax unchanged. However, a fiscal stability agreement does not limit changes in VAT, contributions to the social security system, provincial mining royalty, indirect taxes, or partial refund of the export tax, and it does not prevent the government from extending rules passed for a specified term or exempt the government from eliminating tax exemptions that have a scheduled date of expiration. Also, for companies that initiate production, VAT paid on the import and purchase of goods and services is refunded through exports. On the other hand, for companies that do not initiate production, so long as the company remains an exploration company, VAT paid on the import and purchase of goods and services used to carry out exploration activities, that remains as a credit for greater than 12 months, may be refunded. Argentina also allows for the exemption from import duties when importing capital goods and special equipments or components, spare parts of said goods, or leased goods used to carry out mining and exploration activity defined by the Mining Department.

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

Exploration Properties

        In addition to El Quevar, we currently control a portfolio of approximately 80 exploration properties located primarily in certain traditional precious metals producing regions of Mexico and South America, including several focus properties in the Zacatecas state of Mexico. We have commenced a process of rationalizing our current exploration portfolio and we expect the potential monetization of selected assets to generate value as well as significantly reduce greenfield exploration expenditures in 2012 and going forward.

Zacatecas (Mexico)

        Our 100% controlled Zacatecas silver and base metals project in Mexico is in an advanced stage of exploration. Although we believe that the Zacatecas project may contain significant silver and other mineralization, we have not completed a feasibility study on the property, and the property may not advance further.

  Location and Access

        The Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. All of our Zacatecas properties can be easily reached within 10 kilometers from the city of Zacatecas by paved and dirt roads. A location map is shown below.

  Title and Ownership Rights

        We own or control approximately 195 concessions totaling approximately 15,000 hectares in the Zacatecas project. Of these concessions, all but five are currently owned exclusively by us, and those five are under our exclusive control under purchase options with private third-party owners. The purchase options require option payments of $386,500 in 2012. To maintain all of the concessions, we also pay approximately $160,000 per year to the Mexican government. We are party to a finder's fee agreement with an individual, which requires that we pay a 1% net smelter royalty on any mineral production from certain of our Zacatecas claims. We also have a 2% net smelter royalty on the San Gil concession, which we have the option to purchase for $575,000.

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

  Exploration Activities

        From 1994 to 2005, we performed sporadic reconnaissance work on some of the Zacatecas concessions, including taking approximately 2,000 surface samples. In 2006, we began systematic reconnaissance work on all concessions that we controlled. On the basis of this and our previous work in the Zacatecas region, we identified the Pánuco, Muleros, El Cristo, San Manuel-San Gil, San Pedro de Hercules, and Adriana areas of interest. In these areas, we performed more detailed mapping work, as well as trenching and detailed sampling, and in the Muleros area, we completed a two-stage diamond drilling program of 37 holes totaling approximately 6,800 meters. We have also completed a three stage drilling program at the Pánuco target, which is located in the northeastern part of the Zacatecas district. At the Adriana area, located in the southern part of the Zacatecas district, we completed a program of drilling that included twelve diamond core holes totaling approximately 7,300 meters. We believe that each of the target areas has potential for the discovery of silver with associated base metals and gold. We have spent approximately $15.0 million through December 31, 2011 on exploration and property acquisition in the Zacatecas Mining District.

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

  Pánuco

        The Pánuco target area is located in the northeastern part of the Zacatecas district about 10 kilometers east of the Muleros area and is comprised of two main veins hosted in sedimentary rocks that outcrop for an aggregate of about five kilometers in a northwesterly direction. Vein widths range from one to three meters. Several small pits indicate mining of silver from oxidized surface rocks during Colonial times. There has been no modern exploration at Pánuco other than our activities. We have mapped the area in detail and collected approximately 400 samples from the veins and wall rocks.

        We have completed a total of 74 holes at Pánuco, including a third phase drill program consisting of 40 diamond core holes at an estimated cost of approximately $1,300,000. Our work indicates that the mineralization at Pánuco is reasonably continuous along strike and at depth. We are analyzing the information from this work to determine the next phase for the project.

  Adriana

        We have identified a prospective copper-silver target in the southern part of the Zacatecas district. The Adriana area is located to the west of Capstone Mining's Cozamin mining property, where they announced the discovery of significant copper-silver mineralization in the footwall of the Mala Noche vein, the principal host of the mineralization in the Cozamin mine. Our claims abut the Capstone claims immediately to the west of their property. We have determined that both the Mala Noche structure and the footwall structure extend onto our property. Our mapping and sampling has traced these structures for more than one kilometer to the west and northwest, and we have obtained copper, zinc and silver values from sampling that appear to be consistent with the upper part of the Mala Noche vein. Capstone has drilled at least six exploration holes within 25 meters of our common property boundary. We completed a program of drilling that included twelve diamond core holes totaling approximately 7,300 meters to test the Mala Noche structures. We intercepted zinc rich sulfide bearing vein material with associated silver and copper in ten of the twelve drill holes. We are analyzing our results to determine the next phase of work at Adriana.

San Diego (Mexico)

        Following our business combination with ECU in September of 2011, we own a 50% interest in the San Diego silver and gold exploration property, which is subject to a joint venture agreement between ECU and Golden Tag Resources Ltd. with each company holding 50% of the joint venture. The property consists of four concessions and the operations of the joint venture are currently being managed by Golden Tag. We hold the concessions in the San Diego property through our wholly-owned Mexican subsidiary Minera William S.A. de C.V.

        The San Diego property, located in the State of Durango, Mexico, is situated approximately nine kilometers northeast of the Velardeña property and contains the La Cruz-La Rata and El Trovador mines as well as a number of other shallower shafts which were sunk on narrower veins such as the Cantarranas, Montanez and El Jal. The mineralization at San Diego is similar in many respects to that at our Velardeña Operations but appears to contain less gold. During 2011, the joint venture conducted a Phase 5 program of diamond core drilling to test for continuity of the narrow veins and other mineralization at depth and along strike. The program included 11 holes totaling about 10,400 meters. We intercepted the targeted veins and other mineralized zones in most of the holes. The results of this work are being compiled and analyzed to determine the next phase of work.

Farm-outs, Royalties and Other Dispositions

        Exploration properties that we determine not to advance are evaluated for joint venture, sale of all or a partial interest, and royalty potential. We currently have minority ownership interests and/or royalties in the following properties that were once part of our exploration portfolio:

  •
  Platosa Royalty (Mexico).  During 2004, we sold to Excellon the mineral rights to a portion of our Platosa silver-lead-zinc property in Mexico, and we retained a 3% net smelter return royalty interest over the portion sold. In November 2009, we sold our 49% joint venture interest in the Platosa project to Excellon. We received a cash payment of $2.0 million and converted our 3% net smelter return royalty in a portion of the property to a 1% net smelter return royalty over all of the Platosa property.

  •
  Zacatecas Royalty (Mexico).  In August 2009, we sold to a subsidiary of Capstone Mining Corp. the mineral rights to a portion of our Zacatecas project in Mexico; namely, the Esperanza, San Francisco, and Santa Rita concessions immediately adjacent to Capstone's Cozamin Mine. The purchase price we received for the three concessions included (a) an initial payment of $1.0 million, (b) future cash payments of a net smelter return of 1.5% on the first one million tonnes of production from the acquired claims, and (c) cash payments equivalent to a 3% net smelter return on production in excess of one million tonnes from the acquired claims. Additionally, the net smelter return on production in excess of one million tonnes escalates by 0.5% for each $0.50 increment in copper price above $3.00 per pound of copper. There is currently no production on these concessions.

  •
  Paca Pulacayo (Bolivia).  In January 2011, we closed a purchase and sale agreement with Apogee Minerals Limited ("Apogee") whereby we sold to Apogee all of the issued and outstanding shares of a Bolivian subsidiary that held a 100% interest in the Paca Pulacayo property in Bolivia. Pursuant to the agreement, Apogee issued to us 5,000,000 common shares, which we subsequently sold. In June 2012, Apogee is required to issue to us an additional 3,000,000 common shares and pay us $500,000.

Executive Officers of Golden Minerals

Name	Age	Position
Jeffrey G. Clevenger	62	Chairman, President and Chief Executive Officer
Jerry W. Danni	59	Executive Vice President
Deborah J. Friedman(1)	59	Senior Vice President, General Counsel and Corporate Secretary
Warren M. Rehn	57	Vice President, Exploration and Chief Geologist
Robert P. Vogels	54	Senior Vice President and Chief Financial Officer

(1)
Ms. Friedman is a partner at Davis Graham & Stubbs LLP and devotes approximately half her time to service as Senior Vice President, General Counsel and Corporate Secretary of Golden Minerals.

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

        Deborah J. Friedman.    Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary on March 24, 2009. She was previously appointed Senior Vice President, General Counsel and Corporate Secretary of Apex Silver Mines Limited in July 2007. Ms. Friedman is also a partner at Davis Graham & Stubbs LLP, where her practice focuses primarily on securities, finance and transactional matters for publicly-traded mining companies. She was on leave from Davis Graham & Stubbs LLP from July 2007 to May 2009 while she was employed by Apex Silver Mines Limited. Ms. Friedman has been a partner at Davis Graham & Stubbs LLP since August 2000, and she was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J.D. from the University of Michigan Law School.

        Warren M. Rehn.    Mr. Rehn was appointed Vice President, Exploration and Chief Geologist on February 13, 2012. From 2006 until 2012, Mr. Rehn held various positions at Barrick Gold Exploration, Inc., serving most recently as Chief Exploration Geologist. From 2005 until 2007, Mr. Rehn was a consultant geologist for Gerson Lehman Group, which provides consulting services to various industries, including geology and mining. Mr. Rehn served as a Consulting Senior Geologist at Placer Dome Exploration, Inc. in 2004 and as an independent consulting geologist throughout the Americas from 1994 until 2003. He served as a Senior Geologist at Noranda Exploration, Inc. from 1988 until 1994. Mr. Rehn holds an M.S. in Geology from the Colorado School of Mines and a B.S. in Geological Engineering from the University of Idaho.

        Robert P. Vogels.    Mr. Vogels was named Senior Vice President and Chief Financial Officer on March 24, 2009. Mr. Vogels served as Controller of Apex Silver from January 2005 to March 2009 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited's Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked from 1985 through October 2002 for Cyprus Amax Minerals Company, which was acquired in 1999 by Phelps Dodge Corp. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002. Mr. Vogels began his career in public accounting as a CPA. He holds a B.Sc. in accounting and an MBA degree from Colorado State University.

Metals Market Overview

        We are an emerging precious metals producer with silver and gold mining operations in Mexico and a large silver advanced exploration project in Argentina. Descriptions of the markets for these metals are provided below.

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

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. The CPM Group, a precious metal and commodities consultant, estimates in its Yearbook 2011 that approximately 80% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits.

        The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On March 5, 2012, the closing price of silver was $34.18 per troy ounce.

	Silver
Year	High	Low
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012*	$37.23	$28.78

*
Through March 5, 2012.

Gold Market

        Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry. The supply of gold consists of a combination of production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals.

        The following table sets forth for the periods indicated on the London Fix AM high and low gold fixes in U.S. dollars per troy ounce. On March 5, 2012, the closing price of gold was $1,698.00 per troy ounce.

	Gold
Year	High		Low
2007		$841.75	$608.30
2008		$1,023.50	$692.50
2009	$	,1218.25	$813.00
2010		$1,426.00	$1,052.25
2011		$1,896.50	$1,316.00
2012*		$1,788.00	$1,590.00

*
Through March 5, 2012.

Employees

        We currently have approximately 680 employees, including 15 in Golden, approximately 600 in Torreón, Mexico or at the Velardeña Operations, approximately 15 in Argentina in connection with the El Quevar project, and approximately 50 in various foreign exploration offices.

Customers

        Following our business combination with ECU in September 2011, all of our revenues from mining operations have been attributable to gold and silver doré bars that we sold to a single customer pursuant to a purchase contract with a three year term expiring on September 17, 2013. Under the purchase contract, we are required to sell to the customer all of the doré bars produced from the Velardeña Operations. The doré bars sold to the customer are transported by truck from the Velardeña Operations to third party refineries, currently to a refinery located in Chicago, Illinois. The global gold and silver markets are competitive with numerous banks and refineries willing to buy doré on short notice. Therefore, we believe that the loss of this customer as the buyer of our doré bars would not materially delay or disrupt revenues. We also expect that, as our production increases beyond our doré production capacity, future sales of additional products, such as concentrates and precipitates, to other third party refineries will generate an increasing portion of our revenues and decrease our reliance on the sale of doré bars.

Competition

        There is aggressive competition within the mining industry for the acquisition and development of a limited number of mineral resource opportunities, and many of the mineral resource development companies with which we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, as well as on exploration and development of their mineral properties. We also compete with other mining companies for the acquisition and retention of skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other experienced technical personnel. Our competitive position depends upon our ability to successfully and economically develop new and existing silver and gold properties. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to develop our mineral properties.

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

We have historically incurred operating losses and operating cash flow deficits and we expect we will continue to incur operating losses through 2012.

        We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Operations in Central Mexico, the El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund our continuing operations. Our current projection that revenues generated by production at our Velardeña Operations will exceed our company-wide expenses by the end of 2012 is subject to a number of assumptions. For example, we may not achieve the significant increases in production that we project to occur during 2012, and silver and gold prices may not average $30.00 per ounce and $1,500.00 per ounce, respectively. In addition, we expect our operating expenses, capital expenditures and other expenses will increase as we advance the anticipated expansion of the Velardeña Operations and exploration, development and commercial production of our properties. The amounts and timing of expenditures will depend on the progress of our efforts to expand production at the Velardeña Operations, advance our El Quevar project and continue exploration at these and other properties, the results of consultants' analyses and recommendations, the rate at which operating losses are incurred, prices for our saleable metals, costs of materials and supplies, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which are and will be beyond our control. If our expectations for 2012 prove to be incorrect, we could face substantial operating cash losses and be required to significantly change our operating and expansion plans. We expect that the advancement or development of our properties and any other properties we may acquire will require the commitment of substantial resources. There can be no assurance that we will continue to generate revenues or will ever achieve profitability.

Our business combination with ECU presents challenges associated with integrating operations, personnel and other aspects of the companies and assumption of liabilities that may exist at ECU and which may be known or unknown by Golden.

        On September 2, 2011, we completed a business combination with ECU (the "Transaction"), which owned and operated mines in the Velardeña Mining District in the State of Durango, Mexico that produce silver, gold, zinc and lead. Our future operating and financial results will depend in part upon our ability to integrate our business with ECU's business in an efficient and effective manner. Our efforts to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. We have not previously conducted mining operations in Mexico. We are dedicating significant management resources to the operation of ECU's former mines in Mexico, which may temporarily distract management's attention from the day-to-day operations of the businesses of the combined company. We are changing certain aspects of the Mexican mining operations and the ways in which the business related to the mining operations was conducted, which is requiring retraining and development of new procedures and methodologies, additions and changes in personnel and other changes. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses.

Any inability of management to integrate the operations successfully could have a material adverse effect on our business and financial condition.

        In addition, we are now subject to the environmental, contractual, tax and other obligations and liabilities of ECU, some of which may be unknown. For example, we received notices from Mexican tax authorities regarding approximately $1.4 million in social security taxes alleged to be due for previous years, which have been paid but are currently being challenged for refund. There can be no assurance that we are aware of all obligations and liabilities related to the historical operations of ECU. These liabilities, and other liabilities related to ECU's operations not currently known to us or that prove to be more significant than we currently anticipate, could negatively impact our business, financial condition and results of operations.

The presentation of historical financial statements of ECU will not be comparable to the presentation of financial results from the Velardeña Operations.

        Until completion of the Transaction, ECU was a publicly-traded Québec corporation whose financial statements, until December 31, 2010, were prepared in accordance with Canadian GAAP, and since January 1, 2011, have been prepared in accordance with IFRS. ECU is now our wholly-owned subsidiary, and its financial statements after September 2, 2011 are and will continue to be consolidated with ours and prepared in accordance with U.S. GAAP. Under Canadian GAAP and IFRS, ECU capitalized exploration and development costs incurred during the development stage, including operating expenses at the Velardeña Operations, and offset those capitalized costs with revenue generated from saleable minerals. Under U.S. GAAP, we are reporting operating expenses at the Velardeña Operations as expenses on the statement of operations, and revenues generated from our sales are reported as revenues on the statement of operations. In 2012, this may have the effect of increasing our losses. For example, if ECU had reported in U.S. GAAP on this basis for the fiscal year ended December 31, 2010, its net losses would have increased by approximately $2.5 million. Because of these and other differences, ECU's historical financial results related to the Velardeña Operations will not be comparable to the results of those operations as they will appear in our consolidated financial statements.

Our properties may not contain mineral reserves.

        None of the properties at our Velardeña Operations, the El Quevar project, or any of our other properties have been shown to contain proven or probable mineral reserves. Expenditures made in mining at the Velardeña Operations or the exploration and advancement of our El Quevar project or other properties may not result in positive cash flow or in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable ore deposits, and we cannot assure you that any mineral deposit we identify will qualify as an orebody that can be legally and economically exploited or that any particular level of recovery from discovered mineralization will in fact be realized.

        Micon International Limited has completed technical reports on our El Quevar property, which indicated the presence of "mineralized material," and on the Velardeña District properties formerly owned by ECU, which indicated the presence of measured, indicated and inferred resources. Mineralized material, and measured, indicated and inferred resource figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates will be accurate or that proven and probable mineral reserves will be identified at El Quevar, the Velardeña Operations or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We have spent significant amounts on the evaluation of El Quevar prior to establishing the economic viability of that project.

        Estimates of reserves, mineral deposits and production costs also can be affected by factors such as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, environmental factors, unforeseen technical difficulties and unusual or unexpected geological formations. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Silver, gold or other minerals recovered in small scale laboratory tests may not be duplicated in large scale tests under on-site production conditions.

We would require substantial external funding to continue the advancement of the Velardeña Operations beyond the current phased expansion and for the potential development of the El Quevar project.

        We would require substantial funds from external sources in order to advance the Velardeña Operations beyond the current phased expansion and for the potential development of the El Quevar project, as we do not expect that cash generated by the Velardeña Operations will be sufficient to fund these activities. The size and capital cost for additional expansion of the Velardeña Operations, including the completion of the proposed 2,000 tonne per day sulfide plant, or a possible mine and processing facilities at El Quevar have not been determined and would depend, among other things, on the results of our ongoing efforts to further analyze the potential Velardeña Operations expansion and to further define the Yaxtché deposit at El Quevar. We do not have a credit agreement in place that would finance the completion of the proposed 2,000 tonne per day sulfide plant or the possible development of the El Quevar project, and we believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets. Access to public financing has been negatively impacted by the volatility in the credit markets, which may impact our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing non-core exploration portfolio assets at an acceptable price. We cannot assure you that we will be able to obtain the necessary financing for the advancement of the Velardeña Operations beyond the current phased expansion or the potential development of the El Quevar project on favorable terms or at all.

Our properties are subject to foreign environmental laws and regulations which could materially adversely affect our future operations.

        We conduct mining activities in Mexico and mineral exploration activities primarily in Argentina, Mexico and Peru. These countries have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of production.

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

        Our Velardeña Operations are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, such as the proposed 2,000 tonne per day sulfide plant, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental, be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación de Impacto Ambiental include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT's web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval.

        Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. For example, on January 28, 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extends the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación de Impacto Ambiental through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Further, on August 30, 2011, certain amendments to the Civil Federal Procedures Code ("CFPC") were published in the Official Daily of the Federation. The amendments establish three categories of collective actions by which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC will become effective six months after the date of their publication and may result in more litigation by plaintiffs seeking remedies for alleged environmental harms, including suspension of the activities alleged to cause harm.

        Future changes in environmental regulation in the jurisdictions where the mines are located may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which we currently hold interests, or may hold interests in the future, that are unknown to us at present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. We could be liable for remediating any damage that ECU may have caused. The liability could include response costs for removing or remediating the release of hazardous materials and damage to natural resources, including ground water, as well as the payment of fines and penalties.

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

        Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the concessions comprising the Velardeña Operations and our other properties in Mexico through these government concessions, but there is no assurance that title to the concessions comprising the Velardeña Operations and other properties will not be challenged or impaired. The Velardeña Operations and other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising the Velardeña Operations that, if successful, could impair development and operations with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

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

        Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions, but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining operations or exploration activities. In connection with our Velardeña Operations, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $20,000. The first contract is with the Vista Hermosa ejido, which is effective through the year 2034 and provides surface rights to the oxide plant, the oxide tailings ponds and the Chicago mine portal. The second contract is with the Velardeña ejido, which was recently renewed for a ten-year term and provides surface rights to certain roads and other infrastructure at the Velardeña Operations. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our operations and financial condition.

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

        In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico's status as a developing country may make it more difficult for us to obtain any required funding for the expansion of the Velardeña Operations or other projects in Mexico in the future.

        Our Mexican operations and properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Specifically, our activities related to the Velardeña Operations are subject to regulation by SEMARNAT, the Comision Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards.

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

        Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration and development activities at our Velardeña Operations or in respect of any other projects in which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration and development operations or material fines, penalties or other liabilities.

Our employees in Mexico are represented by a collective bargaining unit, and we are subject to Mexican regulations regarding labor and employment matters.

        Our employees in Mexico are represented by collective bargaining units called Sindicatos. We have two Sindicatos, one for the mine and a second for the plant. Salaries are negotiated annually and labor contracts bi-annually. In addition to the negotiated terms of such agreements, relations between us and our employees may be affected by changes in regulations regarding labor relations that may be introduced by the Mexican authorities. Changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our operations and financial condition.

Our long-term cash flow and profitability will be affected by changes in the prices of silver and other metals.

        Our ability to establish reserves and develop our exploration properties, and our profitability and long-term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  •
  global or regional consumption patterns;

  •
  supply of, and demand for, silver, gold, zinc, lead, copper and other metals;

  •
  speculative activities and producer hedging activities;

  •
  expectations for inflation;

  •
  political and economic conditions; and

  •
  supply of, and demand for, consumables required for production of metals.

        Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the cash flow generated by our Velardeña Operations, or make it uneconomical for us to continue our mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build our business.

Results from our Velardeña Operations are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. Dollar and the Mexican Peso.

        Our revenues are primarily denominated in U.S. dollars. However, operating costs of our Velardeña Operations are denominated principally in Mexican pesos. These costs principally include electricity, labor, maintenance, local contractors and fuel. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 3.8% in 2011, 4.4% in 2010, and 3.6% in 2009. At the same time, the peso has been subject to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 11.7% in 2011, and increased by 5.5% and 6.0% in 2010 and 2009, respectively. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our operations could be negatively impacted.

        Our future operations, including the expansion of the Velardeña Operations, the evaluation of the El Quevar project, and other exploration and potential development activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained, could have a material adverse effect on our business by delaying, preventing or making continued operations economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our operations. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego property in Mexico in a 50-50 joint venture and are therefore unable to control all aspects of exploration and development of this property.

        We hold the San Diego exploration property in Mexico in a 50-50 joint venture with Golden Tag Resources Ltd. Our interest in the San Diego property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from Golden Tag Resources Ltd. The dispute was settled in September 2010 and resulted in an increase in ECU's mining property costs of approximately $61,000.

We depend on the services of key executives.

        Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Jeffrey Clevenger, David Drips (who manages our Velardeña Operations), Jerry Danni, Robert Vogels, and Warren Rehn. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business and our ability to manage and succeed in our development activities.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Our future growth and profitability may depend, in large part, on the costs and results of our exploration programs at the El Quevar project, certain of our exploration portfolio properties, and other properties that we do not currently hold. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  •
  establish mineral reserves through drilling and metallurgical and other testing techniques;

  •
  determine metal content and metallurgical recovery processes to extract metal from the ore;

  •
  determine the feasibility of mine development and production; and

  •
  construct, renovate or expand mining and processing facilities.

        If we discover ore at a property, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, we may not successfully acquire additional mineral rights, or our exploration programs may not result in proven and probable reserves at all or in sufficient quantities to justify developing the El Quevar project or any of our exploration properties.

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

        Exploration activities, as well as any development activities, depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project. Unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure, could adversely affect our operations, financial condition and results of operations.

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

We explore and operate in countries that may be adversely affected by changes in the local government's policies toward or laws governing the mining industry, including for example the recent presidential decree in Argentina regarding the repatriation of export proceeds.

        We currently conduct mining operations in Mexico and exploration activities in Mexico and South America. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, on October 26, 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina will now have to repatriate all their export proceeds. Under the new decree, all export revenues generated by mining companies will be repatriated into Argentina for local foreign-exchange conversion prior to transfer overseas. This decree overturns a previous exemption for mining companies from Argentina's currency repatriation laws that apply to oil and gas producers in the country. Consequently, if we ultimately produce minerals from the El Quevar project in Argentina, the new repatriation policy may increase foreign exchange transaction costs. In addition to the risk of increased transaction costs, we do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Argentina or other Latin American countries in which we explore or operate.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

        We derive the rights to some of our mineral properties from leaseholds or purchase option agreements that require the payment of option payments, rent or other installment fees or specified expenditures. If we fail to make these payments when they are due, our rights to the properties may terminate. Some contracts with respect to our mineral properties require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we are required in certain instances to make payments to governments in order to maintain our rights to our mineral properties. The failure to make timely maintenance payments can result in the loss of our rights in the related mineral properties.

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

Our stockholders may suffer additional dilution to their equity and voting interests as a result of future financing transactions.

        We will need external financing to support the exploration, development, and expansion of our Velardeña Operations in addition to the exploration and evaluation of El Quevar and our other exploration portfolio properties. Because we do not expect cash from operations or dispositions of non-core assets to be sufficient to provide needed capital in the short term, and because debt financing is difficult to obtain for early stage mining operations, it is likely that we will seek such financing in the equity markets. If we were to engage in a private equity financing, or engage in a public equity offering, the current ownership interest of our stockholders would be diluted.

The existence of a significant number of options and warrants may have a negative effect on the market price of our common stock.

        In connection with our business combination with ECU, we issued warrants and options to purchase shares of our common stock. While certain of those warrants and options have expired, there remain outstanding warrants to purchase 1,831,929 shares of our common stock at exercise prices of $19.00 expiring February 2014, as well as options to purchase approximately 523,000 shares of our common stock at exercise prices ranging from $16.00 to $31.80 and expiring between October 2012 and October 2014. The existence of securities available for exercise and resale is referred to as an "overhang", and, particularly if the options and warrants are "in the money", the anticipation of potential sales could exert downward pressure on the market price of our common stock.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3:    LEGAL PROCEEDINGS

        None.

ITEM 4:    MINE SAFETY DISCLOSURES

        None.

 PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NYSE Amex, also referred to as "Amex", under the symbol "AUMN" on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the Amex from the commencement of trading on March 19, 2010 through December 31, 2011.

	High	Low	Volume Traded (shares)
2010
March*	$8.40	$7.66	774,600
Second Quarter	$9.60	$7.01	2,274,900
Third Quarter	$16.15	$6.83	3,131,200
Fourth Quarter	$28.90	$17.05	16,735,100

	High	Low	Volume Traded (shares)
2011
First Quarter	$27.48	$17.69	5,340,300
Second Quarter	$25.95	$16.19	8,826,900
Third Quarter	$19.30	$7.35	13,206,900
Fourth Quarter	$9.39	$5.25	17,025,300

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

*
Through March 18, 2010.

        Our common stock is also listed on the Toronto Stock Exchange, also referred to as the "TSX", and trades under the symbol "AUM". The following table sets forth the high and low sales prices per share and volume traded on the Toronto Stock Exchange from January 1, 2010 through December 31, 2011.

	High(1)	Low(1)	Volume Traded (shares)
2011
First Quarter	$26.36	$17.65	1,350,900
Second Quarter	$24.71	$15.79	823,000
Third Quarter	$18.55	$7.52	1,282,000
Fourth Quarter	$9.52	$5.51	2,074,600
2010
First Quarter	$15.60	$7.90	359,400
Second Quarter	$9.75	$7.68	870,800
Third Quarter	$19.61	$7.40	1,059,800
Fourth Quarter	$29.69	$17.51	3,295,800

(1)
All Canadian share prices were converted to U.S. dollars based on a noon exchange rate of 1.0064, as reported by the Bank of Canada, as of March 5, 2012. On March 5, 2012, the closing sales price for common stock was Cdn$7.34 per share on the Toronto Stock Exchange ($7.39, as converted to U.S. dollars).

        As of March 5, 2012, we had 170 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

			The Year Ended December 31, 2009
	The Year Ended December 31,				The Year Ended December 31,
			For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009
	2011	2010			2008	2007
	(Successor)			(Predecessor)
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$1,836	$11,216	$11,067	$1,350	$5,400	$5,400
Income (loss) from continuing operations(1)	$(62,671)	$(33,274)	$(20,276)	$243,621	$(63,734)	$(51,209)
Income (loss) from continuing operations per common share	$(2.94)	$(3.72)	$(6.78)	$4.13	$(1.18)	$0.87

	At December 31,			At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$413,015	$135,618	$21,700	$606,347	$1,324,911
Long term liabilities	$59,672	$802	$651	$73,504	$1,040,098
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)
The Predecessor period ended March 24, 2009 includes a $248.2 million gain from extinguishment of debt and a $9.1 million fresh start accounting gain both related to the reorganization and emergence from Chapter 11 bankruptcy. Amounts shown for the years ended December 31, 2008 and 2007 include gains and losses related to Apex Silver's open metals derivative positions, including realized cash losses and unrealized mark-to-market gains and losses during. The 2008 amount also includes a $63.1 million gain related to the sale of our retained interest in Sumitomo's share of future silver and zinc production from the San Cristóbal mine.

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

Our Company

        During the year ended December 31, 2011, our only sources of income were revenues from the Velardeña Operations following our business combination transaction with ECU, payments in settlement of an arbitration claim, royalty and interest income, and sales of non-core properties. We incurred net operating losses for the years ended December 31, 2011, 2010, and 2009. We expect to report increased revenues from the Velardeña Operations during 2012 as a result of increased production rates.

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the U.S. Exchange Act. In January 2009, Apex Silver and its wholly-owned subsidiary, Apex Silver Mines Corporation, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. References in this discussion and analysis to "Successor" refer to Golden Minerals and its subsidiaries on or after the March 25, 2009 emergence from Chapter 11 reorganization proceedings under the U.S. Bankruptcy Code. References to "Predecessor" refer to Apex Silver and its subsidiaries prior to March 25, 2009.

2011 Highlights

        During the year ended December 31, 2011 we focused our efforts primarily on our business combination with ECU, improving the Velardeña Operations, advancing our El Quevar project, and raising additional capital through a private placement of our common stock. We have also continued to make progress in advancing our portfolio of exploration properties. An overview of certain significant 2011 events is provided below:

  •
  On September 2, 2011, we completed a business combination with ECU (the "Transaction"). With the completion of the Transaction, we became a mining company with producing mines. At closing, each ECU common share was exchanged for the right to receive 0.05 of a share of Golden Minerals common stock and $0.000394 in cash, and ECU became a wholly-owned subsidiary of Golden Minerals. In connection with the Transaction and as consideration for the arrangement, we issued 16,004,111 shares of common stock, 653,000 replacement options, 2,218,292 replacement warrants, and paid approximately Cdn$126,112 in cash.

  •
  As part of the Transaction with ECU, we assumed a term loan, payable to two investment funds managed by IIG Capital, LLC with an outstanding balance of $15.5 million, which required equal monthly principal payments of approximately $0.6 million through December 31, 2013 and quarterly interest payments at the greater of 12.0% or the one-month London Interbank Offered Rate plus 6.0%. We prepaid the term loan in full on December 5, 2011. The prepayment totaled approximately $15.0 million, consisting of the remaining principal balance of $14.4 million, an early prepayment fee of $0.5 million, and accrued interest of $0.1 million.

  •
  On October 7, 2011, private equity funds managed by The Sentient Group (collectively, "Sentient"), purchased in a private placement an aggregate 4,118,150 shares of our common stock at a price of $7.44 per share, the closing price of the Company's stock on the NYSE Amex on September 30, 2011, resulting in gross proceeds to us of $30.6 million. Following the private placement, Sentient held approximately 19.9% of our outstanding common stock (excluding restricted common stock held by our employees).

  •
  During 2010 we focused on defining the extent of the Yaxtché deposit and conducting feasibility work at our 100% controlled El Quevar silver project, located in the Salta province of Argentina. The Yaxtché deposit is our primary target currently identified at the El Quevar project. To date, we completed approximately 100,000 meters of diamond drilling in 400 drill holes. Of these holes, 271 were drilled to test the main Yaxtché zone for potential mineralization, with approximately 75% of the holes intersecting significant silver mineralization. In addition, we completed an underground decline in the central Yaxtché deposit to further define the mineral model. Current modeling suggests that the east and central Yaxtché deposit could be mined by open pit methods and that the west Yaxtché, which makes up approximately 75% of the deposit, could be mined by underground bulk mining methods.

Results of Operations

        In this Form 10-K we include the historical financial statements of the Predecessor. These financial statements have been updated to reclassify the activity of the Predecessor's San Cristóbal mine and related subsidiaries to discontinued operations as the result of the sale of the San Cristóbal mine effective March 24, 2009. Because of the significant differences between the business operations of the Predecessor and Successor companies, the historical operating performance of the Predecessor does not compare to the operating results of the current company and may not be indicative of our future performance.

        For the results of continuing operations discussed below, we compare the results from continuing operations for the year ended December 31, 2011 of the Successor to (i) results of the continuing operations of the Successor for the year ended December 31, 2010, (ii) results of the continuing operations of the Successor for the period from March 25, 2009 through December 31, 2009 and (iii) the results of continuing operations of the Predecessor for the 83-day period ended March 24, 2009.

        The results of operations of the San Cristóbal mine and related subsidiaries that were sold during the first quarter of 2009 are aggregated and presented as discontinued operations of the Predecessor for the 83-day period ended March 24, 2009. The Successor has no discontinued operations to report.

Continuing Operations

        Revenue from the sale of metals.    We recorded $1.8 million of revenue for the year ended December 31, 2011, all from the sale of dore metal produced at the Velardeña Operations. There were no revenues recorded for the years ended December 31, 2010 or December 31, 2009.

        Management Service Fees.    We recorded no management services fees for the year ended December 31, 2011 compared to $11.2 million of management service fees for the year ended December 31, 2010. The management service fees for the year ended December 31, 2010 are comprised of $5.5 million of fees, a $4.3 million early termination payment, resulting from the early termination of the agreement effective June 30, 2010, and $1.4 million for reimbursed withholding taxes. For the year ended December 31, 2009 we recorded $12.5 million of management service fee income ($11.1 million and $1.4 million for the Successor and Predecessor, respectively). The $11.1 million of revenue is primarily related to the San Cristóbal Management Services Agreement and is comprised of $8.7 million of fees, including $1.1 million for a bonus earned for 2009 under the terms of the agreement, and $1.3 million for reimbursed withholding taxes.

        Costs of metals sold.    We recorded $6.1 million of costs applicable to sales for the year ended December 31, 2011, all related to sales from the Velardeña Operations in Mexico. Included in costs of metals sold was $3.8 million for a write down of finished goods inventory to its estimated net realizable value. There were no costs of metals sold recorded for the years ended December 31, 2010 or December 31, 2009.

        Costs of services.    We recorded no costs of services for the year ended December 31, 2011 compared to $2.6 million of costs of services for the year ended December 31, 2010 and $3.8 million of costs of services (all related to the Successor) for the year ended December 31, 2009. The costs of services for the years ended December 31, 2010 and 2009 are comprised of reimbursed direct administrative expenses incurred by us related to the Management Services Agreement.

        Exploration Expense.    Our exploration expense, including property holding costs and allocated administrative expenses, totaled $17.8 million for the year ended December 31, 2011, as compared to $13.4 million for the year ended December 31, 2010 and $16.1 million ($12.6 million and $3.5 million for Successor and Predecessor, respectively) for the year ended December 31, 2009. Exploration expense for 2011 was incurred primarily in Mexico, Peru, and Argentina (excluding amounts spent on the Yaxtché deposit at the El Quevar project) and includes property holding costs and costs incurred by our local exploration offices. Exploration expense for 2010 and 2009 was incurred primarily in Argentina, Mexico and Peru. Exploration expense during 2011 was higher than in previous years due to increased drilling activity at advanced stage exploration projects, primarily in Mexico and Peru.

        Velardeña Project Expense.    During the year ended December 31, 2011, following the Transaction, we incurred $0.6 million of expenses related to the expansion project at our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift and engineering work. In addition to amounts expensed during 2011, we incurred capital expenditures of approximately $2.7 million for mining and other equipment and had outstanding approximately $1.3 million of advance payments to equipment manufacturers at December 31, 2011.

        El Quevar Project Expense.    In the first quarter of 2010 we began recording separately expenses related to the project evaluation work on the Yaxtché deposit at our El Quevar property in Argentina. During the year ended December 31, 2011, we incurred $27.4 million of expenses related to project work at El Quevar, primarily related to development of the exploration drift, drilling and engineering work. We incurred capital expenditures of approximately $5.6 million for mining and other equipment and had outstanding approximately $0.3 million of advance payments to equipment manufacturers at December 31, 2011. During the year ended December 31, 2010, we incurred $15.8 million of expenses related to project work at El Quevar, primarily related to development of the exploration drift, drilling and engineering work and we also purchased approximately $3.8 million of mining equipment and had outstanding approximately $0.9 million of advance payments to equipment manufacturers at December 31, 2010. We did not incur any costs related to El Quevar project work in 2009. For both the years 2010 and 2011, costs incurred for work performed outside of the Yaxtché deposit are included in "Exploration Expense" discussed above.

        Administrative Expense.    Administrative expenses totaled $8.7 million for the year ended December 31, 2011 compared to $8.6 million for the year ended December 31, 2010 and to $13.2 million ($8.4 million and $4.8 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Operations, El Quevar project work, and our exploration portfolio. The $8.7 million of administrative expenses we incurred during 2011 is comprised of $3.1 million of employee compensation, $2.6 million of professional fees, $0.4 million of travel expenses and $2.6 million of insurance, rents, utilities and other office costs. During 2010 we incurred $8.6 million of administrative expenses, which were comprised of $4.2 million of employee compensation, $2.0 million of professional fees, $0.6 million of travel expenses and $1.8 million of insurance, rents, utilities and other office costs. The $8.4 million of administrative expenses we incurred during 2009 as the Successor is comprised of $3.5 million of employee compensation, $2.8 million of professional fees, $0.5 million of travel expenses and $1.6 million of insurance, rents, utilities and other office costs.

        Severance and acquisition related costs.    During the year ended December 31, 2011 we incurred $7.2 million of costs associated with the Transaction, including banker, legal, accounting and other professional fees, as well as severance related costs for several executives of ECU.

        Stock based compensation.    During the year ended December 31, 2011 we incurred expense related to stock based compensation in the amount of $5.5 million compared to $3.3 million for the year ended December 31, 2010 and $4.4 million ($1.7 million and $2.7 million for Successor and Predecessor, respectively) for the year ended December 31, 2009. Stock based compensation was higher in 2011 compared to previous years due to the accelerated vesting of stock grants at the completion of the Transaction, which resulted in a change of control of Golden Minerals. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

        Reclamation Expense.    During the year ended December 31, 2011 we incurred $0.2 million of reclamation costs related to activity at El Quevar and the accretion of an asset retirement obligation at the Velardeña Operations. We incurred no reclamation expenses for the years ended December 31, 2010 and 2009.

        (Impairment) reversal of impairment of long lived assets.    During the year ended December 31, 2010 we recorded a net write-up in the carrying value of long lived assets of $0.9 million compared to a $1.7 million impairment charge during the year ended December 31, 2009. At December 31, 2009 we had recorded the carrying value of our Paca Pulacayo property as an asset held for sale. During the fourth quarter of 2009 we recorded a $1.7 million impairment charge to write down the carrying cost of the property to its fair value of $0.8 million at December 31, 2009. During 2010 we wrote up by approximately $1.0 million the carrying value of the Paca Pulacayo property to its fair value based on the estimated sales price less selling costs resulting in a fair market carrying value at December 31, 2010 of $1.8 million reflected as assets held for sale. During January 2011 the sale of the Paca Pulacayo property was completed and a gain of $0.4 million was recorded in Other Operating Income, Net. Also, during 2010 we sold an airplane we owned after recording a $0.1 million impairment charge included in the 2010 amount.

        Other Operating Income, Net.    We recorded other operating income of $0.7 million for the year ended December 31, 2011. We recorded other operating income of $0.3 million for the year ended December 31, 2010 and $1.0 million ($1.0 million and $0.0 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009. The net amounts for the three years consist primarily of net gains recorded on the sales of certain fixed assets and non strategic mineral properties.

        Depreciation, depletion and amortization.    During the year ended December 31, 2011 we incurred depreciation, depletion and amortization expense of $2.8 million compared to $1.1 million for the year ended December 31, 2010 and $0.7 million ($0.6 million and $0.1 million for Successor and Predecessor, respectively) for the year ended December 31, 2009. During 2011, depreciation, depletion and amortization included $0.6 million related to a write down of finished goods inventory to its estimated net realizable value. Depreciation, depletion and amortization expense increased during 2011 as the completion of the Transaction resulted in a significant increase in property, plant and equipment.

        Interest and Other Income.    We recorded interest and other income of $11.6 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010 and $1.3 million ($0.3 million and $1.0 million for Successor and Predecessor, respectively) for the year ended December 31, 2009. The 2011 amount includes approximately $11.3 million of net proceeds received from the settlement of an arbitration claim partially offset by a net $0.1 million loss related to the sale of available for sale investments. The 2010 and 2009 amounts primarily relate to interest earned on cash and investments.

        Royalty Income.    We recorded royalty income from the Platosa property in Mexico, on which we retained a net smelter return royalty, of $0.4 million during the year ended December 31, 2011 as compared to $0.3 million for the year ended December 31, 2010 and $0.5 million ($0.4 million and $0.1 million for Successor and Predecessor, respectively) for the year ended December 31, 2009.

        Interest and Other Expense.    During 2011, interest and other expense of $1.3 million included $0.9 million of interest expense and $0.3 million of losses on investments. We had no interest and other expense for the year ended December 31, 2010 and $0.3 million of interest and other expense (all related to the Predecessor) for the year ended December 31, 2009.

        Loss on Foreign Currency.    We recorded $1.5 million of foreign currency loss for the year ended December 31, 2011, compared to $0.1 million for the years ended December 31, 2010 and 2009.            The foreign currency loss in 2011 is primarily related to the convertible note received from ECU and the devaluation of other monetary assets net of liabilities held by our foreign subsidiaries that are denominated in other than US dollars.

        Gain (Loss) on Extinguishment of Debt.    For the year ended December 31, 2011 we recorded $0.5 million for the extinguishment of debt. The amount was associated with an early termination fee related to a debt obligation acquired in the Transaction. The debt obligation was fully repaid by the end of 2011. The Predecessor recorded a gain on the extinguishment of debt of $248.2 million for the period ended March 24, 2009 related to the cancellation of convertible senior subordinated notes pursuant to Chapter 11 reorganization proceedings under the U.S. Bankruptcy Code.

        Loss on Auction Rate Securities ("ARS").    We had no losses related to ARS investments for the years ended December 31, 2011 and 2010 compared to $3.0 million ($2.2 million and $0.8 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009. During the second and third quarters of 2009 we sold all of the ARS securities, resulting in total proceeds of $3.0 million and the recognition of a $2.2 million loss on the sale. At December 31, 2011, 2010 and 2009 we had no remaining ARS investments.

        Reorganization Costs.    For the year ended December 31, 2009 reorganization expenses were $4.7 million ($1.0 million and $3.7 million for Successor and Predecessor, respectively). The reorganization expenses relate to expenses for professional services incurred as a result of the Predecessor's bankruptcy filing and the sale of its interest in the San Cristóbal mine. We incurred no such expenses for the years ended December 31, 2011 and 2010.

        Income Taxes.    Our income tax benefit for the year ended December 31, 2011 was $2.1 million related primarily to an increase in net operating losses in Mexico and the amortization of the mineral resource in Mexico. Our income tax provisions of $1.4 million for the year ended December 31, 2010 and $1.2 million ($1.0 million and $0.2 million for the Successor and Predecessor, respectively) for the year ended December 31, 2009 consist primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

        Net Income and Losses attributable to Noncontrolling Interests (formerly Minority Interest).    For the years ended December 31, 2011 and 2010 we did not allocate any income or losses to noncontrolling interests. For the year ended December 31, 2009 we allocated income to the noncontrolling interest of $7.9 million (all related to the Predecessor). The 2009 amount is primarily related to Sumitomo's interest in income generated by the San Cristóbal Mine during the period.

Discontinued Operations—San Cristóbal.

        During the years ended December 31, 2011 and 2010 we had no discontinued operations to report. The Predecessor reported losses from discontinued operations related to the San Cristóbal asset group, which was sold effective March 24, 2009, from discontinued operations for the year ended December 31, 2009 of $4.2 million (all related to the Predecessor). See Note 25, "Discontinued Operations," in our Consolidated Financial Statements for detailed components of the losses from discontinued operations for each of the periods presented.

Liquidity and Capital Resources

        At December 31, 2011 our aggregate cash and short-term investments totaled $48.6 million, which were comprised entirely of cash and cash equivalents. Our cash and short-term investment balance at December 31, 2011 is lower than the $121.6 million in similar assets held at December 31, 2010 due primarily to expenditures during the year of approximately $33.0 million on the El Quevar project; $20.9 million related to debt service (including interest) and the payoff of debt and sales advances from customers related to the ECU Transaction; $17.8 million on exploration; $15.7 million on interim financing of ECU pending completion of the Transaction to fund ongoing operating expenses, exploration and capital equipment at the Velardeña Operations and ECU corporate overhead and debt service; $8.7 million on general and administrative activities, $7.2 million on transaction costs related to the ECU Transaction, and $7.5 million on the Velardeña Operations following completion of the Transaction. These expenditures were offset partially by $30.6 million of net proceeds received from the private placement to Sentient, $11.3 million of net proceeds from the settlement of an arbitration claim, and the receipt of approximately $1.0 million from royalties and other income, including the sale of Apogee common shares relating to the sale of the subsidiary holding the Paca Pulacayo exploration property.

        On October 7, 2011, the Company completed a private placement (the "Private Placement") to certain investment funds managed by The Sentient Group ("Sentient") of 4,118,150 shares of the Company's common stock at a price of $7.44 per share, resulting in net proceeds to the Company of approximately $30.6 million after costs related to the transaction of less than $0.1 million.

        On December 5, 2011 we repaid in full our term loan obligation assumed in the Transaction to two investment funds managed by IIG Capital, LLC. The repayment totaled approximately $15.0 million, consisting of the remaining principal balance of $14.4 million, an early prepayment fee of $0.5 million, and accrued interest of $0.1 million.

        In accordance with our recent guidance, we expect to produce approximately 740,000 ounces of silver and 9,000 ounces of gold during 2012 from the Velardeña Operations. Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold we expect to generate revenue from the sale of metals net of costs of metals sold of approximately $4.0 million during 2012. With our cash and investment balance at December 31, 2011 of $48.6 million, $4.0 million of revenue from the sale of metals net of cost of metals sold from the Velardeña Operations and approximately $1.0 million from royalties and other income during 2012, we plan to spend the following amounts during 2012 pursuant to our long-term business strategy:

  •
  Approximately $24.0 million on capital and development costs related to the phased intermediate expansion project at the Velardeña Operations, including continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of mine operations and plant facilities associated with an increase in oxide and sulfide ore production to 1,300 tonnes per day by 2013;

  •
  Approximately $4.0 million at our El Quevar project to fund the continuation of project evaluation costs;

  •
  Approximately $7.0 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio;

  •
  Approximately $8.0 million on general and administrative costs and $1.0 million on working capital and other.

        Based on these projections, and assuming no cash generated by monetization of the exploration properties, we would end the year 2012 with a cash and investment balance of approximately $10.0 million. Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold we expect that revenue from the sale of metals net of cost of metals sold will be positive at the Velardeña Operations beginning mid-year 2012. By the end of 2012, pursuant to the Velardeña intermediate mine expansion plan and with metals prices as noted previously, we expect revenue from the sale of metals net of cost of metals sold will be sufficient to offset ongoing corporate general and administrative costs and expenditures related to our exploration activities.

        The actual amount that we spend through the end of 2012 may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and the success of the phased intermediate expansion project at the Velardeña Operations and the results of our continued project assessment work at El Quevar and our other exploration properties. There can be no assurance the expenditures planned for the intermediate expansion of the Velardeña Operations will result in the anticipated increase in silver and gold production. If production does not increase, or metals prices decline from the levels noted previously, we would be required to preserve our cash and investments by reducing project evaluation, exploration work, and general and administrative expenses; relying on the monetization of non-core assets; or securing additional funding from debt or equity. There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

        In 2012, we plan to continue evaluating the expansion of the Velardeña Operations beyond the planned phased intermediate expansion and to continue the further advancement of the El Quevar project. If economic studies for either the Velardeña Operations expansion or El Quevar projects are positive, significant additional funding would be required to complete development and plant construction associated with the projects. To fund completely either project would require additional equity or debt from external sources or funding from monetization of non-core assets. There can be no assurance that we would be successful in funding or obtaining funding in the future on terms acceptable to us or at all. If we were unable to obtain additional funding during 2012 or beyond, the potential further development of the Velardeña Operations or El Quevar projects could be delayed.

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

Mineral Reserves

        Mineral reserve estimates involve subjective judgment and are based on numerous assumptions that may later prove to be inaccurate. These estimates include engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, changes in the market prices of metals may render certain mineral reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect mineral reserves. We have not established proven or probable reserves at any of our operating or exploration properties.

Mineral Properties

        When and if we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. "Mineralized material" as used in this annual report, although permissible under SEC's Guide 7, does not indicate "reserves" by SEC standards. The Company cannot be certain that any part of the Yaxtché deposit or the Velardeña Operations will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves."

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

Deferred Taxes

        Our deferred tax liability is primarily related to the ECU merger and was calculated by applying the Mexico corporate income tax rate of 28% to the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The ECU merger also resulted in the recognition of a deferred tax asset related to certain net operating loss carry forwards available in Mexico. In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.

Goodwill

        Goodwill is all related to the ECU Merger and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value. The goodwill is not deductable for income tax purposes.

Business Combinations

        We followed the acquisition method of accounting in accordance with ASC 805 "Business Combinations" ("ASC 805") related to the merger with ECU discussed above. Mineral properties and the asset retirement obligation are recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. The asset valuations were derived in accordance with the guidance of ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") using a combination of income, market and cost approach models depending on the asset. In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys.

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

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2011:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,766	739	992	35	—
El Quevar and Velardeña concession payments(2)	250	50	100	100	—	(4)
Purchase option agreement payments(3)	950	700	250	—	—

(1)
The operating lease obligations are related primarily to our corporate headquarters office in Golden, Colorado, as well as other office leases associated with our exploration activities. The current corporate headquarters office lease expires in October, 2014. Leases for the other offices expire at various times not exceeding four years.

(2)
We make annual maintenance payments of approximately $24,000 to the Mexico federal government to maintain the Velardeña Operations concessions and $27,000 to the Argentine federal government to maintain the El Quevar project concessions. These payments include payments for both owned concessions and concessions under purchase option agreements.

(3)
In addition to the annual maintenance payments to the Argentine and Mexican federal governments, we make payments to the current concession owners for the properties under option agreements in order to retain title to the properties. Amounts shown only include the concessions held for the Velardeña Operations. Option payments associated with other concessions at the El Quevar project are not included because the concessions do not involve areas that are vital to the project and the Company has the right to terminate the payments and release the concessions at any time.

(4)
We cannot currently estimate the life of the Velardeña Operations or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2011. If we continue to operate the Velardeña Operations beyond five years, we expect that we would make annual maintenance payments of approximately $24,000 per year for the life of the Velardeña mine. If we continue to develop a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $27,000 per year for the life of the El Quevar mine.

        In addition to the contractual obligations set forth above, at December 31, 2011 we have purchase orders outstanding in the amount of approximately $1.0 million related to equipment purchases at our Velardeña Operations in Mexico relating to payments remaining for mobile equipment that had been ordered at December 31, 2011 and will be delivered in 2012.

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We invest substantially all of our excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2011, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.9 million.

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

Commodity Price Risk

        We are primarily engaged in the operation and further development of properties containing gold, silver, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop and operate our properties.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K at page F-1.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        The management of Golden Minerals Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

        Management has excluded the operations of ECU Silver Mining Inc. and its subsidiaries, which was acquired on and consolidated by the Company as of September 2, 2011, from its assessment of internal control over financial reporting. The acquired operations had a combined total assets and combined sales representing 68% and 100% respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        None.

 PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        For Information regarding our executive officers, see "Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals."

        Additional information is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

  (3)
  The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

 EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and the Underwriters named therein, dated as of October 7, 2010.(1)
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)
3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(5)
3.3	Bylaws of Golden Minerals Company.(2)
4.1	Specimen of Common Stock Certificate.(3)
4.2	Supplemental Warrant Indenture, dated September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc, and Computershare, including Form of Warrant Certificate.(5)
4.3	Third Supplemental Warrant Indenture, dated September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc, and Computershare, including Form of Bilingual Warrant Certificate.(5)
10.1	Form of Indemnification Agreement.(2)
10.2	Form of Change of Control Agreement.(2)
10.3	Golden Minerals Company 2009 Equity Incentive Plan.(6)
10.4	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)
10.5	Golden Minerals Company Replacement Stock Option Plan.(9)
10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)
10.7	Registration Rights Agreement, dated January 7, 2010, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP, and SGRF III Parallel I, LP.(4)
10.8	Form of Non-Qualified Stock Option Award Agreement Pursuant to the 2009 Equity Incentive Plan.(10)
10.9	Subscription Agreement, dated as of October 11, 2010, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP, and SGRF III Parallel I, LP.(1)
10.10	Registration Rights Agreement, dated October 22, 2010, by and among Golden Minerals Company, Sentient Global Resources Fund III, LP, and SGRF III Parallel I, LP.(11)
10.11	Arrangement Agreement, dated June 24, 2011, between Golden Minerals Company and ECU Silver Mining Inc.(12)
10.12	Subscription Agreement, dated June 24, 2011, between Golden Minerals Company and ECU Silver Mining Inc.(12)
10.13	0.0% Convertible Senior Unsecured Note due June 30, 2012, between Golden Minerals Company and ECU Silver Mining Inc.(3)
10.14
Subscription Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(8)

Exhibit Number	Description
10.15	Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(8)
21.1	Subsidiaries of the Company.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of Micon International Limited.*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**

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

(9)
Incorporated by reference to our Form S-8 Registration Statement filed September 2, 2011.

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(11)
Incorporated by reference to our Current Report on Form 8-K filed October 26, 2010.

(12)
Incorporated by reference to our Current Report on Form 8-K filed June 30, 2011.

*
Filed herewith.

**
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

Dated: March 8, 2012	GOLDEN MINERALS COMPANY Registrant
	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 8, 2012
/s/ ROBERT P. VOGELS Robert P. Vogels	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012
/s/ W. DURAND EPPLER W. Durand Eppler	Director	March 8, 2012
/s/ MICHAEL T. MASON Michael T. Mason	Director	March 8, 2012
/s/ IAN MASTERTON-HUME Ian Masterton-Hume	Director	March 5, 2012
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 8, 2012
/s/ TERRY M. PALMER Terry M. Palmer	Director	March 8, 2012
/s/ DAVID H. WATKINS David H. Watkins	Director	March 8, 2012

 GOLDEN MINERALS COMPANY
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2011 and 2010	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and December 31, 2010 and the periods January 1 through March 24, 2009 and March 25 through December 31, 2009

F-6

Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2011 and December 31, 2010 and the periods January 1 through March 24, 2009 and March 25 through December 31, 2009

F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010 and the periods January 1 through March 24, 2009 and March 25 through December 31, 2009	F-8
Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Golden Minerals Company:

        In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), of changes in equity (deficit) and of cash flows for the years then ended and the period March 25, 2009 through December 31, 2009 present fairly, in all material respects, the financial position of Golden Minerals Company and its subsidiaries (Successor Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from March 25, 2009 through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 26 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Joint Plan of Reorganization (the "plan") on March 4, 2009. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before January 12, 2009 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on March 24, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 24, 2009.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded ECU Silver Mining Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded ECU Silver Mining Inc. from our audit of internal control over financial reporting. ECU Silver Mining Inc. is a wholly-owned subsidiary whose total assets and total revenues, on a combined basis, represent 68% and 100%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 8, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Apex Silver Mines Limited:

        In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of changes in equity (deficit) and of cash flows for the period from January 1, 2009 to March 24, 2009 present fairly, in all material respects, the results of operations and cash flows of Apex Silver Mines Limited and its subsidiaries (Predecessor Company) for the period from January 1, 2009 to March 24, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 26 to the consolidated financial statements, the Company filed a petition on January 12, 2009 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Joint Plan of Reorganization was substantially consummated on March 24, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2010

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2011	December 31, 2010
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$48,649	$120,990
Investments (Note 5)	—	601
Inventories (Note 7)	5,312	—
Value added tax receivable (Note 8)	1,317	—
Prepaid expenses and other assets (Note 6)	3,119	1,695

Total current assets	58,397	123,286
Property, plant and equipment, net (Note 9)	284,199	10,139
Goodwill	70,155	—
Assets held for sale (Note 9)	—	1,795
Prepaid expenses and other assets (Note 6)	264	398

Total assets	$413,015	$135,618

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$8,070	$2,931
Other current liabilities (Note 13)	7,505	67

Total current liabilities	15,575	2,998
Asset retirement and reclamation liabilities (Note 11)	3,781	220
Deferred tax liability (Note 15)	55,603	202
Other long term liabilities (Note 13)	288	380

Total liabilities	75,247	3,800

Commitments and contingencies (Note 20)
Equity (Note 16)
Common stock, $.01 par value, 100,000,000 shares authorized; 35,690,035 and 15,124,567 shares issued and outstanding, respectively	355	152
Additional paid in capital	453,756	185,051
Accumulated deficit	(116,221)	(53,550)
Accumulated other comprehensive income (loss)	(122)	165

Shareholders' equity	337,768	131,818

Total liabilities and equity	$413,015	$135,618

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	The Year Ended December 31, 2011	The Year Ended December 31, 2010	The Period March 25, 2009 Through December 31, 2009	The Period January 1, 2009 Through March 24, 2009
	(Successor)			(Predecessor)
	(in thousands except per share data)
Revenue:
Sale of metals (Note 18)	$1,836	$—	$—	$—
Management service fees (Note 18)	—	11,216	11,067	1,350
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 18)	(6,086)	—	—	—
Costs of services (Note 18)	—	(2,566)	(3,751)	—
Exploration expense	(17,774)	(13,353)	(12,617)	(3,482)
El Quevar project expense	(27,342)	(15,755)	—	—
Velardeña project expense	(587)	—	—	—
Administrative expense	(8,729)	(8,600)	(8,430)	(4,779)
Severance and acquisition related costs	(7,171)	—	—	—
Stock based compensation	(5,541)	(3,281)	(1,666)	(2,717)
Reclamation expense	(231)	—	—	—
(Impairment) reversal of impairment of long live assets	—	873	(1,687)	—
Other operating income, net	660	311	1,043	—
Depreciation, depletion and amortization	(2,792)	(1,095)	(626)	(102)

Total costs and expenses	(75,593)	(43,466)	(27,734)	(11,080)

Loss from operations	(73,757)	(32,250)	(16,667)	(9,730)
Other income and expenses:
Interest and other income	11,615	178	260	1,010
Royalty income	396	314	399	88
Interest and other expense	(1,254)	—	—	(345)
Loss on foreign currency	(1,326)	(89)	(69)	(13)
Gain (loss) on extinguishment of debt	(474)	—	—	248,165
Loss on auction rate securities	—	—	(2,199)	(828)
Reorganization costs, net	—	—	(1,032)	(3,683)
Fresh start accounting adjustments	—	—	—	9,122

Other total income and expenses	8,957	403	(2,641)	253,516

Income (loss) from continuing operations before income taxes	(64,800)	(31,847)	(19,308)	243,786
Income taxes	2,129	(1,427)	(968)	(165)

Net income (loss) from continuing operations	(62,671)	(33,274)	(20,276)	243,621
Loss from discontinued operations	—	—	—	(4,153)

Net income (loss)	$(62,671)	$(33,274)	$(20,276)	$239,468
Net (income) loss attributable to noncontrolling interest	$—	$—	$—	$(7,869)

Net income (loss) attributable to the Successor/Predecessor stockholders	$(62,671)	$(33,274)	$(20,276)	$231,599

Other comprehensive gain (loss):
Unrealized gain (loss) on securities	$(287)	$11	$154	$940

Comprehensive income (loss) attributable to Successor/Predecessor stockholders	$(62,958)	$(33,263)	$(20,122)	$232,539

Net income (loss) per Common/Ordinary Share—basic
Income (loss) from continuing operations attributable to the Successor/Predecessor stockholders	$(2.94)	$(3.72)	$(6.78)	$4.13
Income (loss) from discontinued operations attributable to the Successor/Predecessor stockholders	—	—	—	(0.20)

Income (loss) attributable to the Successor/Predecessor stockholders	$(2.94)	$(3.72)	$(6.78)	$3.93

Net income (loss) per Common/Ordinary Share—diluted
Loss from continuing operations attributable to the Successor/Predecessor stockholders	$(2.94)	$(3.72)	$(6.78)	$(0.06)
Loss from discontinued operations attributable to the Successor/Predecessor stockholders	—	—	—	(0.17)

Loss attributable to the Successor/Predecessor stockholders	$(2.94)	$(3.72)	$(6.78)	$(0.23)

Weighted average Common Stock/Ordinary Shares outstanding—basic	21,280,916	8,947,739	2,989,562	59,000,832

Weighted average Common Stock/Ordinary Shares outstanding—diluted	21,280,916	8,947,739	2,989,562	69,171,400

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

	Common Stock				Accumulated Other Comprehensive income (loss)
			Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
	(in thousands except share data)
(Predecessor)
Balance, December 31, 2008	59,000,832	$590	$680,901	$(880,020)	$(551)	$150,792	$(48,288)
Stock compensation accrued	—	—	2,920	—	—	—	2,920
Ordinary Shares of Apex Silver Mines Limited to be canceled	(59,000,832)	(590)	(683,821)	—	—	—	(684,411)
Unrealized loss on marketable equity securities	—	—	—	—	940	—	940
Net income (loss)	—	—	—	231,599	—	7,869	239,468
Capital contributions	—	—	—	—	—	3,500	3,500
Interest payable to noncontrolling interest	—	—	—	—	—	7,899	7,899
Elimination of Predecessor accumulated deficit	—	—	—	648,421	—	—	648,421
Elimination of Predecessor accumulated OCI	—	—	—	—	(389)	—	(389)
Elimination of Predecessor Noncontrolling Interest	—	—	—	—	—	(170,060)	(170,060)

Balance, March 24, 2009	—	$—	$—	$—	$—	$—	$—

(Successor)
Issuance of new equity in connection with emergence from Chapter 11	3,000,000	$30	$36,230	$—	$—	$—	$36,260
Stock compensation accrued, net of forfeitures	242,500	2	1,664	—	—	—	1,666
Treasury shares acquired	(3,885)	—	(40)	—	—	—	(40)
Unrealized gain on marketable equity securities	—	—	—	—	154	—	154
Noncontrolling interest in mineral properties	—	—	—	—	—	794	794
Net loss	—	—	—	(20,276)	—	—	(20,276)

Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	771	—	—	(794)	(19)
Private placements, net	2,939,790	30	34,592	—	—	—	34,622
Public offerings, net	8,315,484	83	108,753	—	—	—	108,836
Stock compensation accrued	255,750	3	3,278	—	—	—	3,281
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized gain on marketable equity securities	—	—	—	—	11	—	11
Net loss	—	—	—	(33,274)	—	—	(33,274)

Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—	—
Shares issued to ECU shareholder's and officers	16,117,319	161	224,514	—	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	—	30,674
Unrealized gain on marketable equity securities	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	(62,671)	—	—	(62,671)

Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$—	$337,768

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	The Year Ended December 31, 2011	The Year Ended December 31, 2010	The Period March 25, 2009 Through December 31, 2009	The Period January 1, 2009 Through March 24, 2009
	(Successor)			(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(66,604)	$(27,845)	$(23,247)	$(13,849)

Cash flows from investing activities:
Purchase of available-for-sale investments	—	(6,003)	—	(4,447)
Sale of available-for-sale investments	1,233	6,441	3,386	21,113
Cash received net of cash paid in ECU merger	5,614	—	—	—
Convertible note issued to ECU	(15,713)	—	—	—
Released from restricted cash to collateralize credit facility, letters of credit and interest payments, net	—	—	—	5,732
Proceeds from sale of interest in subsidiary	—	—	—	25,225
Proceeds from sale of assets	505	583	3,650	—
Additions to property, plant and equipment	(8,490)	(4,213)	(839)	(4,580)

Net cash provided by (used in) investing activities	(16,851)	(3,192)	6,197	43,043

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	30,674	143,457	—	—
Payment of notes and long term debt	(15,511)	—	—	(47,297)
Payment of customer advance	(4,049)	—	—	—
Amounts drawn on DIP facility	—	—	—	6,500
Minority interest contributions	—	—	—	3,500

Net cash provided by (used in) financing activities	11,114	143,457	—	(37,297)

Net increase (decrease) in cash and cash equivalents	(72,341)	112,420	(17,050)	(8,103)
Cash and cash equivalents, beginning of period	120,990	8,570	25,620	33,723

Cash and cash equivalents, end of period	$48,649	$120,990	$8,570	$25,620

Supplemental information:
Interest paid, net of amounts capitalized	$885	$—	$—	$3,326

Income taxes paid	$—	$1,459	$1,305	$169

The accompanying notes form an integral part of these consolidated financial statements.

1. Operations

        Golden Minerals Company (the "Company"), a Delaware corporation, completed a business combination (the "Transaction") on September 2, 2011 with ECU Silver Mining Inc. ("ECU"), as more fully described in Note 3. The primary asset acquired in the Transaction was the 100% interest in the Velardeña mine in Mexico ("Velardeña Operations"). The Company is primarily engaged in the operation and further development of the Velardeña Operations, the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and advancement of its portfolio of exploration properties in South America and Mexico.

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

2. Liquidity and Capital Resources

        At December 31, 2011 the Company's aggregate cash and short-term investments totaled $48.6 million, which were comprised entirely of cash and cash equivalents. The Company expects to produce approximately 740,000 ounces of silver and 9,000 ounces of gold during 2012 from the Velardeña Operations. Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold the Company expects to generate revenue from the sale of metals net of cost of metals sold of approximately $4.0 million during 2012. With the cash and investment balance at December 31, 2011 of $48.6 million, $4.0 million of revenue from the sale of metals net of cost of metals sold at the Velardeña Operations and approximately $1.0 million from royalties and other income anticipated during 2012, the Company plans to spend the following amounts during 2012 pursuant to its long-term business strategy:

  •
  Approximately $24.0 million on capital and development costs related to the phased expansion project at the Velardeña Operations, including continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of mine operations and plant facilities associated with an increase in oxide and sulfide ore production to 1,300 tonnes per day;

  •
  Approximately $4.0 million at our El Quevar project to fund the continuation of project evaluation costs;

  •
  Approximately $7.0 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio;

2. Liquidity and Capital Resources (Continued)

  •
  Approximately $8.0 million on general and administrative costs and $1.0 million on working capital and other items.

        Based on these projections, and assuming no cash generated by monetization of the exploration properties, we would end the year 2012 with a cash and investment balance of approximately $10.0 million. Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold we expect that revenue from the sale of metals net of cost of metals sold will be positive at the Velardeña Operations beginning mid-year 2012. By the end of 2012, pursuant to the Velardeña intermediate mine expansion plan and with metals prices as noted previously, we expect revenue from the sale of metals net of cost of metals sold will be sufficient to offset ongoing corporate general and administrative costs and expenditures related to our exploration activities.

        The actual amount that we spend through the end of 2012 may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and the success of the phased intermediate expansion project at the Velardeña Operations and the results of our continued project assessment work at El Quevar and our other exploration properties. There can be no assurance the expenditures planned for the intermediate expansion of the Velardeña Operations will result in the anticipated increase in silver and gold production. If production does not increase, or metals prices decline from the levels noted previously, we would be required to preserve our cash and investments by reducing project evaluation, exploration work, and general and administrative expenses; relying on the monetization of non-core assets; or securing additional funding from debt or equity. There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

3. Acquisition of ECU Silver Mining Inc.

        On September 2, 2011, the Company completed the Transaction with ECU. Pursuant to the terms and conditions of an agreement dated June 24, 2011, between the Company and ECU, the businesses of the Company and ECU were combined by way of a court-approved plan of arrangement (the "Arrangement") pursuant to the provisions of the Business Corporations Act (Québec).

        Pursuant to the Arrangement Agreement:

  •
  each ECU common share outstanding immediately prior to the effective time of the Arrangement on September 2, 2011 (the "Effective Time") was exchanged for the right to receive 0.05 shares of the Company's common stock (the "Exchange Ratio") and Cdn$0.000394 in cash, resulting in the issuance of 16,004,111 shares of common stock and payment of approximately Cdn$126,112 in cash;

  •
  each warrant to purchase ECU common shares (an "ECU Warrant") outstanding immediately prior to the Effective Time issued pursuant to ECU's February 2009 warrant indenture or ECU's December 2009 warrant indenture was exchanged at the Exchange Ratio for the right to receive a warrant to purchase shares of the Company's common stock (a "Replacement Warrant") on the same terms and conditions as were applicable to such ECU Warrant immediately prior to the Effective Time, resulting in the issuance of warrants to purchase 386,363 shares of the Company's common stock at an exercise price of Cdn$18.00 per share expiring on December 9, 2011, and warrants to purchase 1,831,929 shares of the Company's common stock at an exercise price of Cdn$19.00 per share expiring on February 20, 2014; and

3. Acquisition of ECU Silver Mining Inc. (Continued)

  •
  each option to purchase ECU common shares (an "ECU Option") outstanding immediately prior to the Effective Time granted under the ECU's stock option plan was exchanged at the Exchange Ratio for an option to purchase shares of the Company's common stock (a "Replacement Option") on the same terms and conditions as were applicable to the corresponding ECU Options immediately prior to the Effective Time; resulting in the issuance of options to purchase 653,000 shares of the Company's common stock at exercise prices ranging Cdn$16.00 and Cdn$60.00 and with expiration dates ranging from September 24, 2011 to October 22, 2014.

        The Company incurred approximately $4.7 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the Arrangement. The Company also incurred approximately $2.5 million in severance related payments as part of the termination of ECU's officers and certain employees following the acquisition of ECU. The transaction and severance payment costs are included in Severance and acquisition-related costs on the Company's consolidated statements of operations and comprehensive income and were recognized separately from the purchase price for the Arrangement.

        The Company followed the acquisition method of accounting in accordance with ASC 805 "Business Combinations" ("ASC 805"). The following tables summarize the preliminary calculation of the purchase price and the fair values of the assets acquired and liabilities assumed on September 2, 2011 in connection with the Transaction. The Company is in the process of finalizing its assessment of fair value of the assets acquired and liabilities assumed. Accordingly, the fair values of these assets and liabilities are subject to change.

        Calculation of purchase price ($000's):

Cash consideration	$129
Stock consideration(a)	223,097
Replacement options(b)	1,109
Replacement warrants(b)	8,744

Total purchase price	$233,079

(a)
The value of the Company's common stock was $13.94 per share, the closing price on the NYSE Amex September 2, 2011.

(b)
The fair value of Replacement Options and Replacement Warrants was determined using a Black-Scholes pricing model.

3. Acquisition of ECU Silver Mining Inc. (Continued)

          Allocation of purchase price ($000's):

Current assets(c)	$9,001
Inventories(d)	1,520
Mineral properties(e)	239,200
Asset retirement cost(e)	3,506
Exploration properties(e)	12,732
Plant and equipment(f)	14,059
Goodwill(g)	70,155
Deferred tax asset(h)	8,797
Current liabilities(c)	(26,122)
Long term debt(c)	(30,752)
Asset retirement obligation(e)	(3,506)
Deferred tax liability(h)	(65,511)

Total purchase price	$233,079

(c)
Monetary assets and liabilities assumed have been recorded at their carrying values, which approximate fair value. Long term debt includes: (1) a term loan payable to two investment funds managed by IIG Capital, LLC in the amount of $15.5 million, and (2) a convertible note (the "Note") payable to the Company in the amount of $15.2 million. The Note, the funds from which were provided to ECU prior to the consummation of the Arrangement in a separate transaction, is eliminated for financial reporting purposes in consolidation with the Company's corresponding note receivable.

(d)
Inventories consist of salable concentrate, precipitate and doré recorded at net realizable value.

(e)
Mineral properties and the asset retirement obligation are recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. The asset valuations were derived in accordance with the guidance of ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") using a combination of income, market and cost approach models depending on the asset. In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys. The mineral properties will be amortized on a units of production basis as minerals are depleted.

(f)
Plant and equipment purchased in the Arrangement have been recorded at fair value based on valuations performed with the assistance of an independent appraisal firm in accordance with the guidance of ASC 820. The plant and equipment will be depreciated on a straight line basis over their remaining useful lives.

(g)
Goodwill is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value. The goodwill is not deductable for income tax purposes.

(h)
The deferred tax asset is related to certain net operating loss carry forwards available in Mexico. The deferred tax liability was calculated by applying the Mexico corporate income tax rate of 28% to the difference between the fair value and the tax basis of the assets acquired and liabilities assumed and it does not reflect fair value. The deferred tax asset and deferred tax liability are netted for presentation on the accompanying balance sheet.

3. Acquisition of ECU Silver Mining Inc. (Continued)

The Company's consolidated financial statements include the results of operations for ECU from the date of acquisition. The following unaudited pro forma information is presented as if the ECU acquisition had been completed as of January 1, 2011 and January 1, 2010, respectively.

	The Year Ended December 31,
	2011	2010
Revenue	$14,813	$30,562
Net income (loss)	$(72,143)	$(42,684)

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

4. Summary of Significant Accounting Policies (Continued)

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

  e.    Inventories

        Metals inventories at the Velardeña Operations consist of marketable products including doré, concentrates and precipitates. Metals inventory are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. Costs included in metals inventory include direct and indirect costs of mining and processing, including depreciation. At December 31, 2011, the Company had written down its metals inventory to net realizable value with excess costs included in cost of sales and depreciation.

        Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of any obsolete stock that is subject to impairment.

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

        Mineral properties acquired in the ECU merger were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. The mineral properties will be amortized on a units of production basis as minerals are produced.

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

4. Summary of Significant Accounting Policies (Continued)

  g.    Property, plant and equipment and long lived asset impairment

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

        Property, plant and equipment are recorded at cost and per the guidance of ASC 360 "Property, Plant and Equipment", ("ASC 360"), the Company assesses the recoverability of its property, plant and equipment; including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.

  h.    Asset Retirement Obligations

        The Company records asset retirement obligations ("ARO") in accordance with Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost ("ARC") is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 11).

        The Company prepares estimates of the timing and amount of expected cash flows when an ARO is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount rate that reflects the credit adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and changes in the fair value of the ARO are recorded as an adjustment to the corresponding ARC. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount rate implicit in the initial fair value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

  i.    Revenue Recognition

        Following the guidance of ASC 605 "Revenue Recognition" ("ASC 605"), the Company recognizes "Revenue from the sale of metals" at the earliest point that both risk of loss and title transfer to the purchaser pursuant to the terms of the Company's sales agreements. Prices for doré sales are fixed per agreement at the time title transfers to the customer and revenue is recorded based on estimated metals contained in the doré from assay data. Upon final settlement revenue may be adjusted for changes in actual contained metals.

4. Summary of Significant Accounting Policies (Continued)

        The Company recognized service fees and reimbursements for administrative costs and withholding taxes as "Revenue from Services" in the statement of operations following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses and withholding taxes are reported as costs of services and income tax expense, respectively in the statement of operations. The Company recognizes service fees during the period that the services are rendered.

  j.    Stock compensation

        Stock based compensation costs are recognized per the guidance of ASC 718 "Compensation—Stock Compensation", ("ASC 718") and using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award (see Note 16). Stock grants are valued at their grant date at fair value which in the case of options requires the use of the Black-Scholes option pricing model.

  k.    Net income (loss) per Common Stock/Ordinary Share

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

        At December 31, 2011, 2010 and 2009, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive. For the period January 1, 2009 through March 24, 2009 the Predecessor included 10,170,568 of dilutive shares related to the convertible debt to calculate the diluted income per share for that period.

  l.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2011, 2010 and 2009 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

  m.    Income Taxes

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

4. Summary of Significant Accounting Policies (Continued)

        The Company and the Predecessor classify tax related interest and penalties as income tax expense.

  n.    Emergence from Chapter 11 and Fresh Start Accounting

        As required by U.S. GAAP, the Company applied fresh start accounting upon emergence from Chapter 11 reorganization, per the guidance of ASC 805 and ASC 852. As a result of fresh start accounting the Company adjusted all of the acquired assets and assumed liabilities to their respective fair values based on the Company's reorganization value. The reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Successor's assets was determined with the assistance of a third party valuation expert and a minerals engineering firm who used available comparable market data and quotations, discounted cash flow analysis, and other methods in determining the appropriate asset fair values. As a result, the Company adjusted upward to fair value certain exploration properties and a royalty interest that were previously reflected on the Predecessor's balance sheet at a zero carrying value, because all exploration costs at such properties were expensed as incurred. The carrying value of these exploration and royalty properties was $4.8 million and $5.0 million at December 31, 2011 and 2010, respectively. See Note 9.

  o.    Recently Adopted Standards

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

        In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: (i) transfers in and out of level 1 and 2 fair value measurements and (ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity regarding the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company's fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which was effective for the Company's fiscal year beginning January 1, 2011. The adoption had no impact on the Company's condensed consolidated financial position, results of operations or cash flows. Refer to Note 14 for further details regarding the Company's assets and liabilities measured at fair value.

  p.    Recently Issued Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and Financial Reporting Standards (IFRS). This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with IFRS. We are required to apply this guidance prospectively beginning with our first

4. Summary of Significant Accounting Policies (Continued)

quarterly filing in 2012. The Company does not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the two-step goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05 "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that the components of comprehensive income be presented either in a single continuous statement of net income and comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 requires retrospective application. As the Company has only one component of comprehensive income related to the mark to market of available for sale investments it has presented a single continuous statement.

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

        The following table summarizes the Company's investments at December 31, 2010:

December 31, 2010	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale Common stock	$217	$527	$527
Warrant to purchase common stock	124	74	74

Total available for sale	341	601	601

Total short term	$341	$601	$601

5. Investments (Continued)

        The warrants to purchase common stock of a junior mining company were acquired in a transaction related to the Company's exploration activities. The warrants will expire during 2012. At December 31, 2011 the Warrants have a nominal carrying value of less than one thousand dollars.

        The common stock at December 31, 2010 represented shares of stock in two junior mining companies acquired in transactions related to the Company's exploration activities. The stock was all disposed of during 2011 and a loss of approximately $0.1 million was recorded.

        Quoted market prices at December 31, 2010 were used to determine the fair values of the above investments. See Note 14 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

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

6. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2011	2010
	(in thousands)
Prepaid insurance	$590	$466
Prepaid contractor fees and vendor advances	1,557	785
Deferred leasehold costs	—	156
Account receivable	682	—
Recoupable deposits and other	290	288

	$3,119	$1,695

  December 31, 2011

        The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company's Velardeña Operations in Mexico.

        The account receivable is related to the sale of our Paca Pulacayo property in Bolivia and is expected to be settled during July 2012.

        In addition, included in non-current assets at December 31, 2011 is approximately $264,000 of prepaid insurance on which amortization will be recognized through 2015.

6. Prepaid Expenses and Other Assets (Continued)

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

7. Inventories

        Inventories at the Velardeña Operations at December 31, 2011 were as follows:

December 31, 2011
(in thousands)
Metals inventory	$4,250
In-process inventory	257
Material and supplies	805

$5,312

        At December 31, 2011, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $3.8 million and a charge to depreciation expense of approximately $0.6 million.

        The Company had no inventories at December 31, 2010.

8. Value added tax recoverable

        The Company has recorded value added tax ("VAT") paid in Mexico and related to the Velardeña Operations as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.

        The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

9. Property, Plant and Equipment and Assets Held for Sale

  Property, plant and equipment, net

        The components of property, plant, and equipment, net were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Mineral properties	$239,200	$—
Exploration properties	16,549	3,918
Royalty properties	1,208	1,208
Buildings	5,139	1,498
Mining equipment and machinery	20,962	3,882
Other furniture and equipment	1,553	798
Asset retirement cost	3,506	—

	288,117	11,304
Less: Accumulated depreciation	(3,918)	(1,165)

	284,199	10,139

        Of the increase in property, plant and equipment for the year ended December 31, 2011, approximately $269.5 million is related to the acquisition of ECU as discussed in Note 3. The ARC is also all related to the Velardeña Operations and will be amortized as discussed in Note 11. The remaining approximately $7.3 million of additions to property, plant and equipment, net of disposals, includes approximately $3.8 million related to activity at the Company's El Quevar project in Argentina and approximately $3.5 million related to activity at the Velardeña Operations. During the fourth quarter of 2011, equipment with a net book value of approximately $1.3 million was transferred from the El Quevar project to the Velardeña Operations.

        The Company wrote off the carrying value of approximately $0.1 million and $0.3 million of exploration properties during the years ended December 31, 2011 and 2010, respectively.

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

        On January 28, 2011 the Company completed the sale to Apogee of a Bolivian subsidiary, which holds a 100% interest in the Paca Pulacayo property, for 5,000,000 Apogee common shares and an additional 3,000,000 common shares and $500,000 cash payment to be issued and paid 18 months following the closing. The Company recorded a $0.4 million gain and an account receivable of approximately $0.8 million at the date of the sale. The gain is reflected in other operating income, net on the accompanying statements of operations for the period ended December 31, 2011. During the period since the sale the Company has recorded an impairment of approximately $0.1 million related to the account receivable as a result of the decline in Apogee's share price. Prior to the realization of the account receivable, the Company may record additional future impairment as the result of changes in the price of Apogee shares. During the third quarter of 2011, the Company sold the 5,000,000 shares of Apogee received in January of 2011 for net proceeds of approximately $1.0 million and recorded a loss

9. Property, Plant and Equipment and Assets Held for Sale (Continued)

of approximately $0.4 million which is included in interest and other income on the consolidated statement of operations.

10. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Accounts payable and accruals	$5,172	$2,450
Accrued employee compensation and benefits	2,898	481

	$8,070	$2,931

  December 31, 2011

        Accounts payable and accruals at December 31, 2011 are primarily related to amounts due to contractors and suppliers in the amounts of $3.0 million, $0.8 million, $0.6 million and $0.8 million related to the Company's Velardeña Operations, El Quevar project, exploration and corporate administrative activities, respectively.

        Accrued employee compensation and benefits at December 31, 2011 consist of $0.3 million of accrued vacation payable and $2.6 million related to withholding taxes and benefits payable, of which $2.1 million is related to activities at the Velardeña Operations.

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

11. Asset Retirement and Reclamation Liabilities

        The Company recorded approximately $3.5 million for an ARO and ARC related to the Velardeña Operations upon the acquisition of ECU (see Note 3). The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur. Subsequent to the acquisition the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.2 million of amortization expense related to the ARC.

11. Asset Retirement and Reclamation Liabilities (Continued)

        The following table summarizes activity in the Velardeña Operations ARO:

December 31, 2011
(in thousands)
Beginning balance	$—
ARO arising in the period (acquired at merger)	3,506
Changes in estimates, and other	—
Liabilities settled	—
Accretion expense	71

Ending balance	$3,577

        Both years include approximately $0.2 million of reclamation liabilities related to activities at our El Quevar project in Argentina.

12. Debt

        As part of the Transaction with ECU, the Company acquired a term loan, payable to two investment funds managed by IIG Capital, LLC (the "Term Loan") with an outstanding balance of $15.5 million, which required equal monthly principal payments of approximately $0.6 million through December 31, 2013. Interest was payable quarterly and calculated as the greater of 12.0% or the one-month London Interbank Offered Rate plus 6.0%. The effective rate of interest on the Term Loan was approximately 12.8%, plus an obligation for any income tax withholding relating to the interest. On October 31, 2011, the Company notified the lenders of its intent to repay all amounts outstanding under the Term Loan. The Term Loan was repaid in full on December 5, 2011, thereby terminating the obligations of ECU and its Mexican subsidiaries under the financing arrangement. The repayment totaled approximately $15.0 million, consisting of the remaining principal balance of $14.4 million, an early prepayment fee of $0.5 million, and accrued interest of $0.1 million.

13. Other Liabilities

        At December 31, 2011 other current liabilities is primarily related to a loss contingency of $4.8 million and a $2.6 million liability related to uncertain tax positions, both relating to foreign withholding taxes and including estimated interest, penalties and other adjustments that may be required upon settlement of the liability. The loss contingency is expected to be settled over the next five years.

        The Company had recorded other long term liabilities of $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. Both amounts are related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

14. Fair Value Measurements

        Financial assets and liabilities and nonfinancial assets and liabilities are measured at fair value on a recurring (annual) basis under a framework of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy per ASC 820 are as follows:

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

        The following table summarizes the Company's financial assets at fair value at December 31, 2011, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$48,649	$—	$—	$48,649
Account receivable	$—	$—	$682	$682

	$48,649	$—	$682	$49,331

        The Company's cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

        The Company's account receivable is related to the sale of the Paca Pulacayo property in Bolivia to Apogee as discussed in Note 6 and Note 9. Because the receivable is payable in a combination of Apogee shares and cash and is dependent on Apogee's share price and credit risk, the receivable is marked to fair value at the end of each period. The receivable is classified within level 3 as the value is calculated using active market stock prices as well as unobservable inputs of estimated discount rates.

15. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), on a tax jurisdictional basis.

        The provision for income taxes consists of the following:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
	(Successor)			(Predecessor)
	(in thousands)
CURRENT TAXES:
United States	$(7)	$—	$6	$(4)
Other Countries	—	1,459	1,308	169

	$(7)	$1,459	$1,314	$165

DEFERRED TAXES:
United States	$98	$(7)	$(299)	$—
Other Countries	(2,220)	(25)	(47)	—

	$(2,122)	$(32)	$(346)	$—

Total Income Tax Provision (Benefit)	$(2,129)	$1,427	$968	$165

        Income (loss) from continuing operations before income taxes by country consists of the following:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
	(Successor)			(Predecessor)
	(in thousands)
United States	$(21,497)	$(12,330)	$(10,846)	$(14,368)
Other Countries	(43,303)	(19,517)	(8,462)	258,154

	$(64,800)	$(31,847)	$(19,308)	$243,786

        For the year ended December 31, 2011 the Company recorded a $2.1 million deferred tax benefit related primarily to Mexico net operating losses. For the year ended December 31, 2010, the period March 25 through December 31, 2009, and the period January 1, 2009 through March 24, 2009, the Company recognized income tax expense of $1.4 million, $1.0 million, and $0.2 million, respectively, consisting primarily of Bolivian withholding tax on management services provided to the San Cristobal operation.

15. Income Taxes (Continued)

        A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income (loss) is summarized below.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
	(Successor)			(Predecessor)
	(in thousands)
Tax expense (benefit) at US rate of 34% for 2011, 2010 and March 25, 2009 through December 31, 2009; Bolivia rate of 37.5% for January 1 through March 24, 2009	$(22,032)	$(10,828)	$(6,565)	$91,420
Withholding taxes on fees	—	1,459	1,305	169
Other adjustments:
Rate differential of other jurisdictions	230	(167)	1	(27,801)
Effects of foreign earnings	(6,371)	38,338	(5,842)	—
Effects of bankruptcy proceeding	—	—	—	(54,086)
Change in valuation allowance	18,032	(27,926)	6,451	(10,177)
Loss carryforwards removed due to disposal of subsidiary	3,096	—	—	—
Non- deductibility of VAT in foreign jurisdictions	1,707	930	—	—
Limitation of loss carryforwards in the U.S.	—	—	5,546	—
Capitalized transaction costs	1,084	—	—	—
Other	2,125	(379)	72	640

Income tax provision	$(2,129)	$1,427	$968	$165

15. Income Taxes (Continued)

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended December 31,
	2011	2010
	(Successor) (in thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,481	$26,369
Stock-based compensation	1,063	1,236
Property, plant and equipment	20,063	10,762
Other	1,496	800

	70,103	39,167
Less: Valuation allowance	(58,094)	(37,715)

Total deferred tax assets	12,009	1,452

Deferred tax liabilities:
Property, plant and equipment	(66,422)	(1,525)
Other	(1,190)	(129)

Total deferred tax liabilities	(67,612)	(1,654)

Net deferred tax asset (liability)	$(55,603)	$(202)

        In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability of $55.6 million for 2011 consists primarily of $65.5 million deferred tax liability related to the basis differences of its recently acquired mineral properties in Mexico and a $10.1 million deferred tax asset related to Mexico net operating losses. For 2010 the Company had a net deferred tax liability of $0.2 million related to the basis differences of certain other mineral properties.

        At December 31, 2011, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $48.7 million is related to the Velardeña Operations in Mexico and expire in future years through 2021. $20.2 million is related to other Mexico exploration activities and expire in future years through 2021. $30.9 million of net operating losses exist in Bolivia, Luxembourg, Australia, Brazil and Chile have no expiration date, while $38.5 million exist in other countries, which will expire in future years through 2031. In the U.S., there are $22.5 million of net operating loss carryforwards, which will expire in future years through 2031. A portion of the U.S. net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382, relating to two change of control events triggered by the Company's public offering of its common stock in March 2010 and by the Company's acquisition of ECU in September 2011.

        The valuation allowance offsetting the deferred tax assets of the Company of $58.1 million and $37.7 million at December 31, 2011 and 2010, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. Of the deferred tax assets subject to valuation allowance, approximately $1.5 million would require recognition of a benefit to the additional paid-in-capital account if such deferred tax assets were ever realized. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

15. Income Taxes (Continued)

        The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company's tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be "unrecognized tax benefits" which require additional disclosure and recognition of a liability within the financial statements. If recognized, none of the unrecognized tax benefits would affect the Company's effective tax rate.

        The Company had unrecognized tax benefits of $2.7 million as of December 31, 2011 related to current year tax positions. As of December 31, 2010, as a result of the lapse of the applicable statute of limitations, the Company reduced an unrecognized tax benefit by $1.4 million, with no consequence to tax expense due to a corresponding increase to the Company's deferred tax asset valuation allowance. During 2009, as a result of the reorganization pursuant to the Plan, the Company reduced unrecognized tax benefits of the Predecessor by $0.9 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	The Year Ended December 31, 2011	The Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
	(Successor)			(Predecessor)
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$—	$1,425	$1,425	$2,341
Additions for tax positions of prior years	—	—	—	—
Additions for tax positions of current year	2,756	—	—	—
Reductions due to lapse of statute of limitations	(55)	(1,425)	—	—
Reductions due to positions related to Predecessor	—	—	—	(916)

Gross unrecognized tax benefits at end of period	$2,701	$—	$1,425	$1,425

        Tax years as early as 2006 remain open and are subject to examination in the Company's and the Predecessor's principal tax jurisdictions. Certain of the Company's subsidiaries in Mexico are under examination by the Mexico tax authorities for fiscal years 2009 and 2010. As a result of statute of limitations that will begin to expire within the next 12 months, the Company estimates that it is reasonably possible that the total amount of its net unrecognized tax benefits will decrease by $0.4 million. The total amount of interest and penalties recognized in the statement of operations for 2011 is $0.2 million, and the total interest and penalties recognized in the statement of financial position is $1.1 million. The Company and the Predecessor classify tax related interest and penalties as income tax expense.

16. Equity (Deficit)

  Issuance of Common Stock Related to Merger

        On September 2, 2011, per the terms of the Arrangement, the Company issued 16,004,111 shares of its common stock to the former shareholders of ECU. The value of the shares was approximately $223.1 million based on the $13.94 closing price of the Company's common stock on September 2, 2011. See Note 3 for a discussion of the allocation of the purchase price of the transaction.

        In addition, on September 2, 2011 the Company issued 113,208 shares of its common stock to one of the ECU officers in settlement of a change of control bonus required to be paid by ECU. The value of the shares was approximately $1.6 million based on the $13.94 closing price of the Company's common stock on September 2, 2011.

  Public offering and private placements of the Company's common stock

        On October 7, 2011, the Company completed a private placement (the "Private Placement") to certain investment funds managed by The Sentient Group ("Sentient") of 4,118,150 shares of the Company's common stock at a price of $7.44 per share, resulting in net proceeds to the Company of approximately $30.7 million after costs related to the transaction of less than $0.1 million. Sentient is an independent private equity firm that manages investments in the global resources industry. As a result of the Private Placement Sentient holds approximately 19.9% of the Company's outstanding common stock as compared to approximately 9.4% immediately prior to the Private Placement. Sentient held approximately 19.9% of the Company's common stock prior to the Company's acquisition of ECU (excluding restricted common stock held by the Company's employees). In conjunction with the Private Placement, the Company agreed to register with the Securities and Exchange Commission the common stock purchased by Sentient no later than March 31, 2012 with an effective date for the registration no later than June 30, 2012. If the Company is unable to meet these deadlines, it may be subject to a penalty up to a maximum amount of 3.0% of the aggregate purchase price.

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

        During January 2010 the Company completed a private placement of 844,694 shares of its common stock to two investment funds managed by Sentient, which included 745,318 shares issued in the initial private placement plus an additional 99,376 shares issued upon exercise of Sentient's contractual

16. Equity (Deficit) (Continued)

pre-emptive right in order to maintain its 19.9% equity interest in the Company following completion of the Hochschild Mining Group's ("Hochschild") transaction discussed below. These shares were sold at a purchase price of Cdn$7.06 per share, resulting in net proceeds to the Company of approximately $5.5 million.

  Replacement Options and Warrants

        Per the terms of the Arrangement, the Company has issued to former ECU stock option and warrant holders Replacement Options and Replacement Warrants to purchase shares of the Company's common stock. The Company issued 653,000 Replacement Options with exercise prices ranging between $16.00 and $60.00 and expiration dates ranging between September 24, 2011 and October 22, 2014. In addition the Company has issued 2,218,292 Replacement Warrants. The Replacement Warrants include 386,363 warrants with an exercise price of $18.00 expiring on December 9, 2011, and 1,831,929 warrants with an exercise price of $19.00 expiring on February 20, 2014. The Replacement Options had a fair value of approximately $1.1 million and the Replacement Warrants had a fair value of approximately $8.8 million as determined through the use of a Black-Scholes model. The $9.9 million fair value of the Replacement Options and Replacement Warrants was included in the purchase price as discussed in Note 3.

        The fair value of the replacement options was estimated on September 2, 2011, the date of the merger using the Black-Scholes option pricing model and the assumptions noted in the following table.

At September 2,
2011
Weighted average exercise price	$39.37
Weighted average volatility	69.10%
Expected dividend yield	—
Expected term (in years)	0.1 - 3.1
Weighted average risk-free rate	0.14%
Weighted average fair value	$1.68

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

16. Equity (Deficit) (Continued)

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

        The following table summarizes the status of the Company's restricted stock grants issued under the Equity Plan at December 31, 2011, 2010 and 2009 and changes during the years then ended:

	The Year Ended December 31,
	2011		2010		2009
Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	461,650	$13.45	230,000	$10.75	—	$—
Granted during the year	223,000	11.54	382,650	13.82	280,000	10.78
Restrictions lifted during the year	(454,916)	13.52	(139,000)	10.40	(12,500)	10.92
Forfeited during the year	(6,734)	9.08	(12,000)	8.73	(37,500)	10.92

Outstanding at end of year	223,000	$11.54	461,650	$13.37	230,000	$10.75

        As a result of the ECU merger discussed above all of the outstanding restricted stock grants vested on September 2, 2011 and the Company recognized a $1.1 million charge related to the accelerated vesting. Included in the restricted stock granted during the year ended December 31, 2011 were 215,900 shares granted on September 15, 2011 following completion of the ECU transaction. One third of the stock granted during the year ended December 31, 2011 will vest on each of the first, second and third anniversaries of the grant dates, provided the officer or employee continues to serve the Company at that time.

        In conjunction with the lifting of the restrictions during the year ended December 31, 2011, certain officers and employees of the Company relinquished an aggregate of 106,056 shares in lieu of taxes. The shares had an approximate aggregate value of $1.8 million and were recorded as treasury shares which were subsequently canceled.

        For the years ended December 31, 2011, 2010 and 2009 the Company recognized approximately $4.9 million, $2.7 million and $1.5 million, respectively, of compensation expense related to the restricted stock grants. The Company expects to recognize additional compensation expense related to these awards of approximately $1.1 million over the next 33 months.

16. Equity (Deficit) (Continued)

        The following table summarizes the status of the Company's stock option grants issued under the Equity Plan at December 31, 2011 and 2010 changes during the years then ended:

	The Year Ended December 31,
	2011		2010
Equity Plan Options	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	136,810	$8.01	—	$—
Granted during the year	—	—	136,810	8.01
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	—	—	—	—

Outstanding at end of year	136,810	$8.01	136,810	$8.01

Exercisable at end of period	136,810	$8.01	—	$—
Granted and vested	136,810	$8.01	—	$—

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

        As a result of the ECU merger discussed above all of the outstanding stock option grants vested on September 2, 2011 and the company recognized a $0.1 million charge related to the accelerated vesting. For the years ended December 31, 2011 and 2010 the Company recognized approximately $0.3 million and $0.4 million, respectively, of compensation expense related to the stock option grants. As a result of the accelerated vesting the awards have been fully expensed at December 31, 2011.

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

16. Equity (Deficit) (Continued)

        The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2011, 2010 and 2009 and changes during the years then ended:

	For the Year Ended December 31,
	2011		2010		2009
Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	46,555	$9.62	25,000	$10.92	—	$—
Granted during the year	17,226	16.84	21,555	8.12	25,000	10.92
Restrictions lifted during the year	—	—	—	—	—	—
Forfeited during the year	—	—	—	—	—	—

Outstanding at end of year	63,781	$11.57	46,555	$9.62	25,000	$10.92

        As a result of the ECU merger discussed above all of the outstanding RSU grants vested on September 2, 2011 and the company recognized a $0.1 million charge related to the accelerated vesting.

        For the years ended December 31, 2011, 2010 and 2009 the Company recognized approximately $0.3 million, $0.2 million and $0.2 million, respectively, of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of less than $0.1 million over the next 9 months.

17. Noncontrolling Interest

        The following schedule sets forth the amounts of income from continuing operations and discontinued operations attributable to the Predecessor's shareholders:

For The Period January 1, 2009 Through March 24, 2009
(Predecessor) (in thousands)
Amounts attributable to Golden Minerals common stockholders and Predecessor's ordinary shareholders:
Income (loss) from continuing operations	$243,621
Loss from discontinued operations	(12,022)

Net income (loss)	$231,599

18. Revenue and Related Costs

Sale of metals and costs of sales

        The Company produces marketable products including doré, concentrates and precipitates at its Velardena Operations. Between the September 2, 2011 acquisition date and December 31, 2011 the Company sold marketable metals in the form of doré to a single customer. Under the terms of the Company's agreement with the doré customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. Costs related to the sale of metals products includes direct and indirect costs incurred to mine, process and market the products. At December 31, 2011, the Company had written down its metals inventory to net realizable value

18. Revenue and Related Costs (Continued)

including a charge to the cost of metals sold of approximately $3.8 million and a charge to depreciation expense of approximately $0.6 million.

Management service fees

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

19. Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

	The Year Ended December 31, 2011	The Year Ended December 31, 2010	For the Period March 25, 2009 Through December 31, 2009	For the Period January 1, 2009 Through March 24, 2009
		(Successor)		(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(62,671)	$(33,274)	$(20,276)	$239,468
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,792	1,095	626	10,977
Loss on auction rate securities	—	—	2,199	828
(Gain) loss on sale of investments	246	(133)	(467)	—
Gain on sale of assets, net	(419)	(110)	(261)	—
Accretion of asset retirement obligation	71	—	—	232
Accrued reclamation	—	220	—	—
Amortization of premiums and discounts	—	—	—	37
(Gain) loss on derivative positions	—	—	—	36
Exploration property abandonment	100	—	—	—
Impairment of long lived assets	—	280	1,687	—
Impairment of accounts receivable	112	—	—	—
Fair market value adjustment of assets held for sale	—	(982)	—	—
Fair value of stock/warrants received for mineral rights	—	(450)	(168)	—
Gain on extingushment of debt	—	—	—	(248,165)
Gain on sale of interest in subsidiary	—	—	—	8,409
Income tax provision	(2,129)	—	—	—
Fresh start accounting adjustment	—	—	—	(9,122)
Foreign exchange loss on convertable note	472	—	—	—
Stock compensation	5,541	3,281	1,666	2,920
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	—	1,460	(1,275)	(11,893)
Decrease in accrued interest receivable	—	—	152	84
(Increase) decrease in prepaid expenses and other assets	643	509	(1,031)	6,063
Port fees applied to Port of Mejillones note receivable	—	—	—	709
Increase in inventories	(2,233)	—	—	(12,000)
Increase in value added tax recoverable (net)	(183)	—	—	(11,696)
Increase (decrease) in accrued interest payable net of amounts capitalized	(381)	—	—	11,496
Decrease in deferred revenue	—	—	—	(3,227)
Increase (decrease) in accounts payable and accrued liabilities net of amounts capitalized	(7,714)	507	(6,149)	2,462
Increase (decrease) in deferred leasehold payments	(92)	(43)	485	—
Increase (decrease) in income taxes payable, net	1,090	(26)	(346)	(2,262)
Other increase (decrease)	(15)	18	(89)	795
Treasury shares acquired and retired	(1,834)	(197)	—	—

Net cash used in operating activities	$(66,604)	$(27,845)	$(23,247)	$(13,849)

19. Cash Flow Information (Continued)

        The following table details supplemental non-cash transactions:

	The year ended December 2011	The year ended December 31, 2010	The Period March 25, 2009 Through December 31, 2009	The Period January 1, 2009 Through March 24, 2009
	(Succssessor)			(Predecessor)
	(in thousands)
Initial measurement of asset retirement obligation	$3,506	$—	$—	$288
Mineral rights acquired with common stock and warrants	$—	$794	$—	$—
Common stock issued in business combination	$223,097	$—	$—	$—

20. Commitments and Contingencies

        Leases and Purchase Commitments—The Company has non-cancelable operating lease commitments and open purchase orders as follows:

	2012	2013	2014	2015	2016
El Quevar mining concessions	$26	$26	$26	$26	$26
Velardeña mining consessions	$24	$24	$24	$24	$24
Office space	$739	$541	$451	$35	$—
Purchase option agreements	$700	$250	$—	$—	$—
Velardeña purchase orders	$1,000	$—	$—	$—	$—

        The Company is required to make mining patent lease payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $27,000, $36,000 and $29,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company is required to make annual lease payments to the Mexican government to maintain its rights to the Velardeña mining concessions. During the period from the September 2, 2011, acquisition of the Velardeña mine through December 31, 2011 the Company made such payments totaling approximately $24,000.

        The company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Operations in Mexico, El Quevar project in Argentina, and regional exploration centers in Mexico, Peru and Argentina. The lease for the corporate headquarters office space expires in November 2014. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $294,000, $265,000 and $28,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The purchase option agreements are payments we are required to make to certain of the current Velardeña concession owners in order to retain title to the properties. Option payments associated with other concessions at the El Quevar project are not included because the concessions do not involve areas that are vital to the project and the Company has the right to terminate the payments and release the concessions at any time.

        The purchase orders outstanding are related to equipment purchases at our Velardeña mine in Mexico and include $1.0 million of payments remaining for mining equipment ordered at December 31, 2011 and scheduled for delivery in 2012.

20. Commitments and Contingencies (Continued)

        Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

        Contingencies—ECU may have committed errors in prior years in the withholding and payment of certain Mexican payroll related taxes related to certain of its Mexican subsidiaries. The Company believes it is unlikely that it will be assessed any amounts for these taxes prior to the statute of limitations expiring for the years in question but has estimated that the contingent liability would not be greater than $1.1 million.

21. Royalty Income

        During 2004 the Predecessor sold the mineral rights on a portion of the Company's Platosa property in Mexico to Excellon Resources Inc. ("Excellon") and retained a 5% net smelter return ("NSR") royalty interest that decreases to a 2% NSR after the Company had received $4.0 million of royalty payments. During the fourth quarter of 2009 the Company sold its remaining interest in the Platosa property to Excellon for $2.0 million in cash and a retained a 1% NSR royalty. Excellon has been mining on the royalty section of the property and producing and selling silver, zinc and lead since 2006. The Predecessor and the Company earned NSR royalties from Excellon of $0.4 million, $0.3 million and $0.5 million ($0.4 million Successor and $0.1 million Predecessor) during the years ended December 31, 2011, 2010 and 2009, respectively.

22. Foreign Currency

        The Company and the predecessor conducts operations primarily in South America and Mexico and gains and losses on foreign currency translation are related to those activities. The Company's and the Predecessor's functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

23. Segment Information

        The Company's sole activity is the exploration, development and mining of mineral properties containing precious metals. The Company's reportable segments are based upon the Company's revenue producing activities and cash consuming activities. The Company reports two segments, one for its producing Velardeña Operations in Mexico and the other comprised of non-producing activities including exploration, development and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The financial information relating to the Company's segments is as follows:

The Year Ended December 31, 2011	Revenue	Costs Applicable to Sales	Depreciation Depletion and Amortization	Exploration and Administrative Expense	Pre-Tax Loss	Total Assets	Capital Expenditures
Velardeña Operations	$1,836	$6,086	$963	$583	$9,445	$282,563	$2,685
Corporate, Exploration & Other	—	—	1,829	53,850	55,355	130,452	5,805

	$1,836	$6,086	$2,792	$54,433	$64,800	$413,015	$8,490

        Goodwill is all related to the ECU Merger and is therefore all related to the Velardeña Operations segment (see Note 3).

23. Segment Information (Continued)

        During 2011, all of the revenue reported from the Velardeña Operations were attributable to gold/silver doré bars that were sold to a single customer, pursuant to a purchase contract with a three year term expiring on September 17, 2013.

        Prior to the September 2, 2011 acquisition of the Velardeña Operations the Company operated under a single segment.

24. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's and the Predecessor's quarterly results of operations for the years ended December 31, 2011, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share)
(Successor)
The Year Ended December 31, 2011
Net sales	$—	$—	$—	$1,836
Gross profit (loss)	$—	$—	$—	$(4,250)
Net income (loss)	$(15,925)	$(18,591)	$(11,744)	$(16,411)
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Company's shareholders	$(1.08)	$(1.24)	$(0.59)	$(0.47)
Income (loss) attributable to the Company's shareholders	$(1.08)	$(1.24)	$(0.59)	$(0.47)
The Year Ended December 31, 2010
Net sales	$3,173	$7,945	$98	$—
Gross profit	$1,556	$7,027	$67	$—
Net income (loss)	$(7,039)	$(3,630)	$(10,252)	$(12,353)
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Company's shareholders	$(1.57)	$(0.41)	$(1.15)	$(0.92)
Income (loss) attributable to the Company's shareholders	$(1.57)	$(0.41)	$(1.15)	$(0.92)
The Period March 25, through December 31, 2009
Net sales	$211	$3,147	$2,652	$5,057
Gross profit	$131	$2,143	$1,473	$3,569
Net income (loss)	$(683)	$(6,491)	$(6,140)	$(6,962)
Net income (loss) per Ordinary Share—basic and diluted:
Income (loss) from continuing operations attributable to the Company's shareholders	$(0.23)	$(2.17)	$(2.06)	$(2.33)
Income (loss) attributable to the Company's shareholders	$(0.23)	$(2.17)	$(2.06)	$(2.33)
(Predecessor)
The Period January 1, through March 24, 2009
Income from continuing operations	$243,621
Loss from discontinued operations	$(4,153)
(Income) attributable to noncontrolling interest	$(7,869)
Income attributable to the Predecessor's shareholders	$231,599
Net income (loss) per Ordinary Share—basic and diluted:
Income from continuing operations attributable to the Predecessor's shareholders	$4.13
Loss from discontinued operations attributable to the Predecessor's shareholders	$(0.20)
Income attributable to the Predecessor's shareholders	$3.93

24. Quarterly Results of Operations (Unaudited) (Continued)

        Net sales and gross profits for the periods March 25, 2009 through December 31, 2010 are all related to the Management Agreement with Sumitomo (see Note 18). Net sales and gross profit for the fourth quarter of 2011 are all related to metals sales from the Velardena Operations (see Note 18).

        Income from continuing operations for the period January 1 through March 25, 2009 includes a $248.2 million gain on the extinguishment of debt related to the Predecessor's emergence from Chapter 11 reorganization.

25. Discontinued Operations

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

        The results of discontinued operations for the period January 1, 2009 through March 24, 2009 (amounts in thousands):

For The Period January 1, 2009 Through March 24, 2009
Revenue:
Sale of concentrates, net	$99,049
Costs and expenses:
Costs applicable to sales	(59,955)
Write down of inventories	—
Production startup income/expense, net	—
Management fee	(1,350)
Asset retirement accretion expense	(232)
Gain (loss) on commodity derivatives	—
Foreign currency gain	1,960
Impairment of long lived assets	—
Other costs	—
Depreciation, depletion and amortization	(10,527)

Total costs and expenses	(70,104)

Gain (loss) from operations	28,945
Other income and expenses:
Interest and other income	67
Interest expense and other borrowing costs	(22,233)

Total other income and expenses	(22,166)

Income (loss) before income taxes	6,779
Income taxes	(2,523)

Income before sale of interest in subsidiaries	$4,256

Gain (loss) on sale of interest in subsidiaries	$(8,409)

Loss from discontinued operations	$(4,153)

26. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine

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

        On the Effective Date, ASMC, renamed Golden Minerals Services Corporation ("Golden Services"), entered into a Management Services Agreement with Sumitomo (the "Management Agreement") under which it provided certain operations management services with respect to the San Cristóbal mine. The initial term of the Management Agreement was extended until June 30, 2010 and thereafter may be terminated by Golden Services with twelve months' prior notice or by Sumitomo with six months' prior notice. If terminated by Sumitomo, Golden Services would be entitled to a $1.0 million termination fee. Golden Services would not be required to pay a termination fee.

26. Chapter 11 Proceedings, Financial Restructuring and Sale of the San Cristóbal Mine (Continued)

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