Form 10-Q
period 2012-03-31
Golden Minerals Co
filed 2012-05-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

AT MAY 9, 2012, 35,714,035 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$32,244	$48,649
Investments (Note 4)	69	—
Trade receivables	1,640	—
Inventories (Note 6)	6,060	5,312
Value added tax receivable (Note 7)	1,767	1,317
Prepaid expenses and other assets (Note 5)	2,663	3,119
Total current assets	44,443	58,397
Property, plant and equipment, net (Note 8)	285,092	284,199
Goodwill	70,155	70,155
Prepaid expenses and other assets (Note 5)	263	264
Total assets	$399,953	$413,015

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$7,114	$8,070
Other current liabilities (Note 11)	7,929	7,505
Total current liabilities	15,043	15,575
Asset retirement obligation (Note 10)	3,850	3,781
Deferred tax liability (Note 13)	52,956	55,603
Other long term liabilities (Note 11)	268	288
Total liabilities	72,117	75,247

Commitments and contingencies (Note 17)

Equity (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 35,709,035 and 35,690,035 shares issued and outstanding, respectively	355	355
Additional paid in capital	453,988	453,756
Accumulated deficit	(126,352)	(116,221)
Accumulated other comprehensive loss	(155)	(122)
Parent company’s shareholder’s equity	327,836	337,768
Total liabilities and equity	$399,953	$413,015

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except share data)

Revenue:
Sale of metals (Note 15)	$6,383	$—
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 15)	(7,927)	—
Exploration expense	(2,396)	(3,686)
El Quevar project expense	(1,415)	(8,737)
Velardeña project expense	(3,382)	—
Administrative expense	(2,024)	(2,239)
Stock based compensation	(232)	(1,179)
Reclamation and accretion expense	(167)	—
Other operating income & (expenses), net	337	444
Depreciation, depletion and amortization	(1,846)	(389)
Total costs and expenses	(19,052)	(15,786)
Loss from operations	(12,669)	(15,786)
Other income and expenses:
Interest and other income	175	33
Royalty income	138	56
Interest expense	—	—
Gain (loss) on foreign currency	454	(146)
Total other income and expenses	767	(57)
Loss from operations before income taxes	(11,902)	(15,843)
Income taxes	1,771	(82)
Net loss	$(10,131)	$(15,925)
Comprehensive loss:
Unrealized loss on securities	(33)	(139)
Comprehensive loss	$(10,164)	$(16,064)
Net loss per common share — basic and diluted
Loss	$(0.29)	$(1.08)
Weighted average common stock outstanding - basic and diluted (1)	35,474,023	14,777,817

(1)          Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 16)	$(13,626)	$(13,577)
Cash flows from investing activities:
Proceeds from sale of assets	36	71
Capitalized costs and acquisitions of property, plant and equipment	(2,815)	(3,156)
Net cash used in investing activities	$(2,779)	$(3,085)
Cash flows from financing activities:
Net cash used in / provided by financing activities	$—	$—
Net decrease in cash and cash equivalents	(16,405)	(16,662)
Cash and cash equivalents - beginning of period	48,649	120,990
Cash and cash equivalents - end of period	$32,244	$104,328

See Note 16 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accum-
					-ulated
					Other
			Addi		Compre
			-tional	Accum	-hensive
	Common Stock		Paid-in	-ulated	income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(loss)	Interest	Equity
	(in thousands except share data)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—	—
Shares issued to ECU shareholder’s and officers	16,117,319	161	224,514	—	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	—	30,674
Unrealized loss on marketable equity securities	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	(62,671)	—	—	(62,671)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$—	$337,768
Stock compensation accrued	19,000	—	232	—	—	—	232
Unrealized loss on marketable equity securities	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	(10,131)	—	—	(10,131)
Balance, March 31, 2012	35,709,035	$355	$453,988	$(126,352)	$(155)	$—	$327,836

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), so long as such omissions do not render the financial statements misleading.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures normally required by GAAP.

On September 2, 2011, the Company and ECU Silver Mining Inc. (“ECU”) completed a business combination (the “Transaction”) more fully described in Note 19.  The Company’s consolidated financial statements include the results of the ECU Transaction from September 2, 2011.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect results of operations.

The Company is primarily engaged in the operation and further development of the recently acquired Velardeña mining operations in Mexico (the “Velardeña Operations”) (see Note 19), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and advancement of its portfolio of exploration properties in South America and Mexico.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company or at all.

2.              Liquidity and Capital Resources

At March 31, 2012 the Company’s aggregate cash and short-term investments totaled $32.3 million, which were comprised of $32.2 million of cash and cash equivalents and $0.1 million of short term investments.  The Company expects to produce approximately 590,000 ounces of silver and 9,400 ounces of gold during 2012 from the Velardeña Operations.  Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold the Company expects to generate a negative gross margin from the sale of metals of approximately $1.0 million during the remaining three quarters of 2012. With the cash and investment balance at March 31, 2012 of $32.3 million and an anticipated $1.0 million of negative gross margin from the sale of metals at the Velardeña Operations and approximately $1.0 million from royalties and other income during the remainder of 2012, the Company plans to spend the following amounts during the remaining three quarters of 2012 pursuant to its long-term business strategy:

•                  Approximately $13.5 million on capital and development costs related to the continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of mine operations and plant facilities;

•                  Approximately $2.5 million at the El Quevar project to fund maintenance activities and the continuation of project evaluation costs;

•                  Approximately $4.0 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio;

•      Approximately $6.0 million on general and administrative costs.

Based on these projections, and assuming no cash generated by monetization of the exploration properties, the Company would have at year-end 2012 a cash and investment balance of approximately $6.0 million.  Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold during the remainder of 2012 the Company expects that gross margin from the sale of metals will be positive at the Velardeña Operations in the fourth quarter 2012.

The actual amount that the Company spends through year-end 2012 may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and the timing of possible phased expansion projects at the Velardeña Operations and the results of  continued project assessment work at El Quevar and other exploration properties, and whether the Company is able to monetize portions of its exploration portfolio and the amount and timing of cash generated by these activities or other external funding efforts. There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated silver and gold production.  If the anticipated production does not occur, or metals prices decline from the levels noted previously, the Company would be required to preserve its cash and investments by reducing project evaluation, exploration work, and general and administrative expenses; relying on the monetization of non-core assets; or securing external funding from debt or equity. There can be no assurance that the Company would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to it or at all.

3.              Significant Accounting Policies

The Company did not adopt any new accounting standards during the quarter ended March 31, 2012, nor were there any new accounting pronouncements during that period that would have an impact on the Company’s financial position or results of operations.

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

The following tables summarize the Company’s investments at March 31, 2012:

March 31, 2012	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Warrant to purchase common stock	$124	$—	$—
Available for sale common stock	101	69	69
Total available for sale	225	69	69
Total short term	$225	$69	$69

Available for sale investments at December 31, 2011 had a nominal carrying value of less than one thousand dollars.

The available for sale common stock represents shares of stock in a junior mining company acquired during 2012 in a transaction related to the Company’s exploration activities.

In addition the Company holds warrants to purchase common stock of another junior mining company. The warrants were acquired in a transaction related to the Company’s exploration activities during 2010.  The warrants will expire during 2012 and had a nominal carrying value of less than one thousand dollars at December 31, 2011and at March 31, 2012.

Quoted market prices at March 31, 2012 were used to determine the fair values of the above investments.  See Note 12 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

5.     Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2011
	(in thousands)

Prepaid insurance	$402	$590
Prepaid contractor fees and vendor advances	1,026	1,557
Accounts receivable	723	682
Recoupable deposits and other	512	290
	$2,663	$3,119

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Operations in Mexico.

The account receivable is related to the sale of the Company’s Paca Pulacayo property in Bolivia and is expected to be settled during July 2012.

Included in non-current assets at March 31, 2012 and December 31, 2011 were approximately $0.3 million of prepaid insurance on which amortization will be recognized through 2015.

6.     Inventories

Inventories at the Velardeña Operations at March 31, 2012 and December 31, 2011 consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)	(in thousands)

Metals inventory	$4,033	$4,250
In-process inventory	223	257
Material and supplies	1,804	805
	$6,060	$5,312

At March 31, 2012, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.4 million.

Material and supplies inventory consist primarily of operating supplies at the Velardeña Operations and are carried at the lower of cost or market.

7.     Value added tax recoverable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Operations as a recoverable asset. Mexican tax law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.     Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Mineral properties	$239,200	$239,200
Exploration properties	16,549	16,549
Royalty properties	1,208	1,208
Buildings	4,455	4,766
Mining equipment and machinery	23,902	21,335
Other furniture and equipment	1,615	1,553
Asset retirement cost	3,506	3,506
	290,435	288,117
Less: Accumulated depreciation	(5,343)	(3,918)
	285,092	284,199

Additions to property, plant and equipment for the quarter ended March 31, 2012 are primarily related to activity at the Company’s Velardeña Operations in Mexico.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)

Accounts payable and accruals	$3,980	$5,172
Accrued employee compensation and benefits	3,134	2,898
	$7,114	$8,070

March 31, 2012

Accounts payable and accruals at March 31, 2012 are primarily related to amounts due to contractors and suppliers in the amounts of $2.8 million, $0.3 million and $0.9 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at March 31, 2012 consist of $0.2 million of accrued vacation payable, $0.3 million of accrued bonuses payable and $2.6 million related to withholding taxes and benefits payable, of which $2.3 million is related to activities at the Velardeña Operations.

December 31, 2011

Accounts payable and accruals at December 31, 2011 are primarily related to amounts due to contractors and suppliers in the amounts of $3.0 million, $0.8 million, $0.6 million and $0.8 million related to the Company’s Velardeña Operations, El Quevar project, exploration and corporate administrative activities, respectively.

Accrued employee compensation and benefits at December 31, 2011 consist of $0.3 million of accrued vacation payable and $2.6 million related to withholding taxes and benefits payable, of which $2.1 million is related to activities at the Velardeña Operations.

10.  Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) related to the Velardeña Operations upon the acquisition of ECU (see Note 19).  The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first quarter 2012 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Operations ARO:

	March 31,	December 31,
	2012	2011
	(in thousands)	(in thousands)
Beginning balance	$3,577	$—

ARO arising in the period (acquired at merger)	—	3,506
Changes in estimates, and other	—	—
Liabilities settled	—	—
Accretion expense	72	71
Ending balance	$3,649	$3,577

Asset retirement and reclamation liabilities for both periods include approximately $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

11.  Other Liabilities

The Company recorded other current liabilities of $7.9 million and $7.5 million at March 31, 2012 and December 31, 2011, respectively.  The March 31, 2012 and December 31, 2011 amounts include a loss contingency of $5.1 million and $4.8 million, respectively and an unrecognized tax benefit of $2.8 million and $2.7 million, respectively.  The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The loss contingency is expected to be settled over the next five years.

The Company has recorded other long term liabilities of approximately $0.3 million at both March 31, 2012 and December 31, 2011, related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

12.  Fair Value Measurements

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

The following table summarizes the Company’s financial assets at fair value at March 31, 2012, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$32,244	$—	$—	$32,244
Short-term available for sale securities	68	—	—	68
Warrant to purchase common stock	—	1	—	1
Trade accounts receivable	1,640	—	—	1,640
Accounts receivable	—	—	723	2,363
	$33,952	$1	$723	$34,676

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

The Company’s trade accounts receivable is classified within Level 1 of the fair value hierarchy and is related to the sale of metals at our Velardeña Operations and is valued at published metals prices per the terms of the refining and smelting agreements.

The Level 3 receivable is related to the sale of a subsidiary to Apogee and is comprised of cash and common shares.  The receivable is due and payable in July 2012 and is subject to a number of risks including market risk, performance risk and certain exchange related restrictions on the stock component.  In addition to certain observable inputs including quoted market price, historic volatilities, risk free interest rates, the Company also used estimated discount rates to reflect the credit risks associated with the receivable.  The Company recorded a reversal of the impairment of the receivable in the amount of $44,100 during the period included in interest and other income in the consolidated statements of operations.

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

13.  Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the quarter ended March 31, 2012, the Company recorded a $1.8 million deferred tax benefit related primarily to Mexico net operating losses.  For the quarter ended March 31, 2011, the Company recorded income tax of $0.1 million for the reversal of the tax effects of other comprehensive income reported as of December 31, 2010.  Based on the limited history that the Company has with its Velardeña Operations, an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability of $53.0 million as of March 31, 2012 consists primarily of a $65.1 million deferred tax liability related to the basis differences of the properties, plant and equipment of our Velardeña, Mexico operation, and a $12.3 million deferred tax asset related to Mexico net operating losses.  The net deferred tax liability of $2.1 million as of December 31, 2011 relates to the basis differences of certain other mineral properties.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had unrecognized tax benefits of $2.8 million as of March 31, 2012, and no unrecognized tax benefits existed as of March 31, 2011.

14.  Equity (Deficit)

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2012 and changes during the three months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	223,000	$11.54
Granted during the period	24,000	9.24
Restrictions lifted during the period	(21,000)	11.70
Forfeited during the period	(5,000)	6.19
Outstanding at March 31, 2012	221,000	$11.39

The restricted stock granted during the period was granted to a new officer hired during the period.  One third of the restricted stock granted will vest on each of the first, second and third anniversaries of the grant date, provided the officer continues to serve the Company at that time.  Restrictions were lifted during the period on grants made to a Company officer as a result of his retirement.

For the three months ended March 31, 2012 the Company recognized approximately $0.2 million of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $1.1 million over the next 34 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2012 and changes during the three months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	136,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at March 31, 2012	136,810	8.01
Exercisable at end of period	136,800	8.01
Granted and vested	136,800	8.01

As a result of the ECU Transaction (see Note 19) all of the stock options outstanding on the September 2, 2011 closing date vested on that date, and the awards were fully expensed at that time.  Consequently no compensation expense related to stock option grants was recorded during the three month period ended March 31, 2012.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2012 and changes during the three months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	63,781	$11.57
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2012	63,781	$11.57

As a result of the ECU Transaction (see Note 19) all of the RSU grants outstanding on the September 2, 2011 closing date vested on that date, and the awards were fully expensed at that time.  Consequently no compensation expense related to RSU grants was recorded during the three month period ended March 31, 2012.

15.  Sale of Metals and Related Costs

The Company produces marketable products including doré, concentrates and precipitates at its Velardena Operations.  During the quarter ended March 31, 2012 the Company sold marketable products to five customers.  Under the terms of the Company’s agreement with the doré customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products includes direct and indirect costs incurred to mine, process and market the products.  At March 31, 2012, the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.4 million.

16.  Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,131)	$(15,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,846	389
Accretion of asset retirement obligation	72	—
Foreign currency gain on loss contingency	(398)	—
Foreign currency gain on deferred tax liability	(674)	—
Impairment (reversal of impairment) of accounts receivable	(41)	22
Fair value of stock/warrants received for mineral rights	(101)	—
Gain on sale of assets, net	(9)	(390)
Income tax provision	(1,771)	82
Stock compensation	231	1,179
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(1,640)	—
(Increase) decrease in prepaid expenses and other assets	498	(440)
Increase in inventories	(700)	—
Increase in value added tax recoverable, net	(450)	—
Increase (decrease) in accounts payable and accrued liabilities	(336)	1,524
Decrease in deferred leasehold payments	(19)	(24)
Other increase (decrease)	(3)	6
Net cash used in operating activities	$(13,626)	$(13,577)

17.  Commitments and Contingencies

ECU may have committed errors in prior years in the withholding and payment of certain Mexican payroll related taxes related to certain of its Mexican subsidiaries.  The Company believes it is unlikely that it will be assessed any amounts for these taxes prior to the statute of limitations expiring for the years in question but has estimated that the contingent liability would not be in the range of $0.0 to $1.1 million.

18.  Segment Information

The Company’s activities are the exploration, development and mining of mineral properties containing precious metals.  The Company’s reportable segments are based upon the Company’s revenue producing activities and cash consuming activities. The Company reports two segments, one for its producing Velardeña mine in Mexico and the other comprised of non-producing activities including exploration, development and general and administrative activities.   Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The financial information relating to the Company’s segments is as follows:

	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures

Three Months Ended March 31, 2012
Velardeña Operations	$6,383	$7,927	$1,478	$1,790	$4,262	$359,717	$2,814
Corporate, Exploration & Other	—	—	368	7,428	7,640	40,236	1
	$6,383	$7,927	$1,846	$9,218	$11,902	$399,953	$2,815

Three Months Ended March 31, 2011
Velardeña Operations	$—	$—	$—	$—	$—	$—	$—
Corporate, Exploration & Other	—	—	389	14,662	15,843	122,234	3,156
	$—	$—	$389	$14,662	$15,843	$122,234	$3,156

19.  Acquisition of ECU Silver Mining Inc.

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

The Company incurred approximately $4.7 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the Arrangement. The Company also incurred approximately $2.5 million in severance related payments as part of the termination of ECU’s officers and certain employees following the acquisition of ECU. The transaction and severance payment costs were recognized separately from the purchase price for the Arrangement.

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

a)              The value of the Company’s common stock was $13.94 per share, the closing price on the NYSE Amex September 2, 2011.

b)             The fair value of Replacement Options and Replacement Warrants was determined using a Black-Scholes pricing model.

Allocation of purchase price ($000’s):

Current assets (c)	$9,001
Inventories (d)	1,520
Mineral properties (e)	239,200
Asset retirement cost (e)	3,506
Exploration properties (e)	12,732
Plant and equipment (f)	14,059
Goodwill (g)	70,155
Deferred tax asset (h)	8,797
Current liabilities (c)	(26,122)
Long term debt (c)	(30,752)
Asset retirement obligation (e)	(3,506)
Deferred tax liability (h)	(65,511)
Total purchase price	$233,079

c)              Monetary assets and liabilities assumed have been recorded at their carrying values, which approximate fair value.  Long term debt includes: (1) a term loan payable to two investment funds managed by IIG Capital, LLC in the amount of $15.5 million, and (2) a convertible note (the “Note”) payable to the Company in the amount of $15.2 million.  The Note, the funds from which were provided to ECU prior to the consummation of the Arrangement in a separate transaction, is eliminated for financial reporting purposes in consolidation with the Company’s corresponding note receivable.

d)             Inventories consist of salable concentrate, precipitate and doré recorded at net realizable value.

e)              Mineral properties and the asset retirement obligation are recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company.  The asset valuations were derived in accordance with the guidance of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) using a combination of income, market and cost approach models depending on the asset.  In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys.  The mineral properties will be amortized on a units of production basis as minerals are depleted.

f)                Plant and equipment purchased in the Arrangement have been recorded at fair value based on valuations performed with the assistance of an independent appraisal firm in accordance with the guidance of ASC 820.  The plant and equipment will be depreciated on a straight line basis over their remaining useful lives.

g)             Goodwill is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value.  The goodwill is not deductable for income tax purposes.

h)             The deferred tax asset is related to certain net operating loss carry forwards available in Mexico. The deferred tax liability was calculated by applying the Mexico corporate income tax rate of 28% to the difference between the fair value and the tax basis of the assets acquired and liabilities assumed and it does not reflect fair value.  The deferred tax asset and deferred tax liability are netted for presentation on the accompanying balance sheet.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed March 8, 2012.

Overview

During the first quarter 2012 we continued to concentrate on the ramp-up and expansion of existing production at our Velardeña Operations in Mexico and advancement of the evaluation stage El Quevar project in Argentina.  An overview of significant achievements during the first quarter 2012 is provided below:

•                        We continued with the ramp-up of production and achieved significant operational improvements at our Velardeña Operations in Mexico. First quarter 2012 payable production totaled 1,700 ounces of gold and 110,000 ounces of silver, exceeding guidance by approximately 30% for gold and 22% for silver and fourth quarter 2011 production by approximately 55% for gold and 47% for silver.  Also during the first quarter, the Velardeña Operations had payable base metals production of approximately 200,000 pounds of lead and 314,000 pounds of zinc.

•                        Due primarily to a 6 month delay in the planned arrival of underground mobile mining and ancillary equipment from the El Quevar project, including loaders, trucks and drills, we have reduced our forecast silver production for the remainder of 2012.  We now expect 2012 payable silver production to total approximately 590,000 ounces, as compared to previous guidance of approximately 740,000 ounces, with payable gold production remaining at approximately 9,400 ounces.  Due to customs delays in Argentina, the equipment that was expected to arrive at the Velardeña Operations in January 2012 is now expected to arrive in June.  This delay has reduced the amount of mine development originally anticipated for 2012, which has delayed access to higher grade stopes and delayed further reductions in dilution, resulting in lower than anticipated head grades.  Our expectations regarding gold production remain unchanged because we expect to be able to use the new bulk flotation process currently being installed at the oxide plant, expected to commence operations in July, to improve gold recoveries more than originally anticipated.  The following table shows actual gold and silver production for the first quarter 2012, and currently forecasted production for the remaining 3 quarters of 2012.

	Q1 2012 Actual	Q2 2012	Q3 2012	Q4 2012	Full Year 2012
Production (payable metals)
Gold (oz)	1,700	1,700	2,200	3,800	9,400
Silver (oz)	110,000	110,000	160,000	210,000	590,000

Assuming metals prices of $30.00 per ounce of silver and $1,500.00 per ounce of gold during the remainder of 2012, we expect that revenue from the sale of metals net of cost of metals sold will be positive at the Velardeña Operations in the fourth quarter 2012.

•                  We are continuing engineering studies of several alternatives for an additional expansion at the Velardeña Operations, which might take the place of the 1,300 tonne per day expansion still under review.  The Company currently expects that the cost of the 1,300 tonne per day expansion to be in the range of approximately $20 million.  The timing of a potential expansion is subject to the availability of funds.

•      Pincock Allen & Holt (“PAH”) has completed an updated estimate of mineralized material at our El Quevar project in Argentina. The estimate assumes mining of oxide material from an open pit on the east end of the Yaxtche deposit and sulfide material from both the open pit and an underground mine on the western portion of the Yaxtche deposit.  According to the PAH estimate, based on results from 270 diamond drill holes, mineralized material in the Yaxtche zone, at a cut-off grade of 26 grams per tonne silver for the open pit and 100 grams per tonne silver for underground material, and using a three year average silver price of $24.41 per ounce, was as follows:

Tonnes	Average silver
(000s)	grade (g/tonne)

6,024	147.5

•      The estimate of mineralized material has increased significantly over the previous estimate prepared by Micon International Limited in 2010, based on data from the 168 drill holes then available.  The PAH estimate uses preliminary mining pit and underground stope shapes and conceptual economic factors and grade capping parameters that reduced the reported grade from that previously estimated.

“Mineralized material” as used in this report on Form 10-Q, although permissible under SEC’s Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Yaxtche deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.  Investors are cautioned not to assume that all or any part of the mineralized material will eer be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended March 31, 2012 to the results from operations for the three month period ended March 31, 2011.

Three Months Ended March 31, 2012

Revenue from the sale of metals.  We recorded $6.4 million of revenue for the three months ended March 31, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently there were no revenues recorded for the three months ended March 31, 2011.

Costs of metals sold. We recorded $7.9 million of costs of metals sold for the three months ended March 31, 2012, all related to sales from our Velardeña Operations in Mexico.  Included in costs of metals sold was a $1.2 million write down of finished goods inventory to its estimated net realizable value.  We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently there were no costs of metals sold recorded for the three months ended March 31, 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $2.4 million for the three months ended March 31, 2012, as compared to $3.7 million for the three months ended March 31, 2011.  Exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru.  The decreases in exploration during the first quarter 2012 as compared to the first quarter 2011 is the result of our reduced spending on exploration as we attempt to monetize our exploration portfolio.

Velardeña project expense.  During the three months ended March 31, 2012 we incurred $3.4 million of expenses related to our project at our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the three months ended March 31, 2012, we incurred capital expenditures of approximately $2.8 million for plant construction, mining and other equipment and had outstanding approximately $0.8 million of advance payments to equipment manufacturers at March 31, 2012.  The Velardeña Operations were acquired during September 2011; consequently there were no Velardeña project expenses recorded for the three months ended March 31, 2011.

El Quevar project expense. During the three months ended March 31, 2012 we incurred $1.4 million of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  During the three months ended March 31, 2011, we incurred $8.7 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit.   The decreases in the first quarter 2012 costs as compared to the first quarter 2011 are primarily the result of the suspension of the drifting and drilling activities at El Quevar during 2012.

Administrative.  Administrative expenses were $2.0 million for the three months ended March 31, 2012 compared to $2.2 million for the three months ended March 31, 2011.  The administrative expenses for both quarters are comparable and are primarily related to public company costs and corporate activities in support of our Velardeña development and operations during 2012, El Quevar project work during 2011 and our exploration programs during both quarters.

Other Operating Income & Expense, Net.  During the three months ended March 31, 2012 we recorded $0.3 million of net other operating income compared to approximately $0.4 million recorded during the three months ended March 31, 2011.  Both amounts are primarily related to gains on the sale of certain exploration properties.

Stock based compensation.  During the three months ended March 31, 2012 we recorded $0.2 million of stock based compensation expense compared to approximately $1.2 million of stock based compensation expense recorded during the three months ended March 31, 2011. The decreases in the first quarter 2012 costs as compared to the first quarter 2011 is primarily the result of fewer outstanding stock grants at March 31, 2012 as compared to March 31, 2011 because of the accelerated vesting of stock grants at the completion of the merger with ECU on September 2, 2011.

Reclamation Expense. During the three months ended March 31, 2012 we incurred $0.2 million, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project.  We incurred no reclamation expenses during the three months ended March 31, 2011.

Interest and Other Income.  During the first three months of 2012 we recorded approximately $0.2 million of interest and other income primarily related to the reduction of a loss contingency liability.  We recorded a nominal amount of interest and other income during the first three months of 2011 primarily related to the sale of certain available for sale securities.

Royalty Income.  During the first three months of 2012 and 2011 we recorded royalty income of approximately $0.1 million. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty; our royalty income varies from period to period depending on production from the mine.

Gain/Loss on Foreign Currency.  During the three months ended March 31, 2012  we recorded $0.5 million of foreign currency gain compared to $0.1 million foreign currency loss for the same period in 2011, primarily related the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in other than US dollars.

Income Taxes.  Our income tax for the three months ended March 31, 2012 was $1.8 million related to Mexico net operating losses.  Our income tax for the three months ended March 31, 2011 was $0.1 million related to the reversal of the tax effects of other comprehensive income reported as of December 31, 2010.

Liquidity, Capital Resources and Going Concern

At March 31, 2012 our aggregate cash and short-term investments totaled $32.3 million, which were comprised of $32.2 million of cash and cash equivalents and $0.1 million of short term investments. Our cash and short-term investment balance at March 31, 2012 is lower than the $48.6 million in similar assets held at December 31, 2011 due primarily to the operating loss of $1.5 million at the Velardeña Operations; Velardeña Operations capital and development expenditures during the quarter of approximately $6.2 million; $3.3 million in additional working capital, primarily related to increased inventories and receivables associated with the Velardeña Operations; $2.4 million on exploration; $2.0 million on general and administrative activities; and $1.4 million on the El Quevar project.  These expenditures were offset partially by $0.5 million in royalties and the sale of non strategic property interests.

In accordance with our updated guidance, we expect to produce approximately 590,000 ounces of silver and 9,400 ounces of gold during 2012 from the Velardeña Operations.  Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold the Company expects to generate a negative gross margin from the sale of metals of approximately $1.0 million during the remaining three quarters of 2012. With the cash and investment balance at March 31, 2012 of $32.3 million and an anticipated $1.0 million of negative gross margin from the sale of metals at the Velardeña Operations and approximately $1.0 million from royalties and other income during the remainder of 2012, the Company plans to spend the following amounts during the remaining three quarters of 2012 pursuant to its long-term business strategy:

•                  Approximately $13.5 million on capital and development costs related to the continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of mine operations and plant facilities;

•                  Approximately $2.5 million at the El Quevar project to fund maintenance activities and the continuation of project evaluation costs;

•                  Approximately $4.0 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio; and

•      Approximately $6.0 million on general and administrative costs.

Based on these projections, and assuming no cash generated by monetization of the exploration properties, we would have at year-end 2012 a cash and investment balance of approximately $6.0 million.  Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold during the remainder of 2012 we expect that gross margin from the sale of metals will be positive at the Velardeña Operations in the fourth quarter 2012.

The actual amount that we spend through year-end 2012 may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and the timing of possible phased expansion projects at the Velardeña Operations and the results of our continued project assessment work at El Quevar and other exploration properties, and whether the Company is able to monetize portions of its exploration portfolio and the amount and timing of cash generated by these activities or other external funding efforts. There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated silver and gold production.  If the anticipated production does not occur, or metals prices decline from the levels noted previously, we would be required to preserve our cash and investments by reducing project evaluation, exploration work, and general and administrative expenses; relying on the monetization of non-core assets; or securing external funding from debt or equity. There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

In 2012, we plan to continue evaluating the expansion of the Velardeña Operations beyond the current capital and development program and to continue the further advancement of the El Quevar project. If economic studies for either the Velardeña Operations phased expansion or El Quevar projects are positive, significant additional funding would be required to complete development and plant construction associated with the projects. To fund completely either project would require additional equity or debt from external sources or funding from monetization of non-core assets. There can be no assurance that we would be successful in funding or obtaining funding in the future on terms acceptable to us or at all. If we were unable to obtain additional funding during 2012 or beyond, the potential further development of the Velardeña Operations or El Quevar projects could be delayed.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended March 31, 2012, nor were there any new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this quarterly report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•      Planned production and sales from the Velardeña Operations;

•                  Planned development, expansion and other activities at the Velardeña Operations;

•                  Planned evaluation, exploration and advancement activities at the El Quevar project;

•                  Planned exploration activities at other properties and our planned efforts to monetize our exploration portfolio properties; and

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

•                       Risk related to the Velardeña Operations in Mexico, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to produce minerals from the mines successfully or profitably, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue our expansion plans at the mines, accidents and other unanticipated events and our ability to raise the necessary capital to finance advancement and planned expansion of the mining operations;

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

•                        The feasibility and economic viability of the El Quevar project;

•                        The Company’s ability to raise necessary capital to complete expansion plans at the Velardeña Operations and, if justified by results of our evaluation, the development of the El Quevar project;

•                        The Company’s ability to retain key management and mining personnel necessary to successfully operate and grow our business;

•                        The results of future exploration and of our efforts to monetize our exploration portfolio properties;

•                        Economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our development and exploration properties;

•                        Political and economic instability in Argentina, Mexico, Peru and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first quarter 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As permitted by SEC guidance, as of March 31, 2012, management has excluded the operations of ECU Silver Mining, Inc. (“ECU”) and its subsidiaries (consolidated by the Company as of September 2, 2011) from its assessment of internal control over financial reporting. (Additional details regarding the acquisition of ECU are available in Note 19 to the consolidated financial statements within Item 1 of this report on Form 10-Q.)  The controls for the ECU acquisition will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.           Other Information

None.

Item 6.    Exhibits

23.1	Consent of Pincock Allen & Holt.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

GOLDEN MINERALS COMPANY

Date:May 9, 2012	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:May 9, 2012	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer