Form 10-Q
period 2012-06-30
Golden Minerals Co
filed 2012-08-08
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

AT AUGUST 3, 2012,  35,715,035 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$23,063	$48,649
Investments (Note 4)	43	—
Trade receivables	1,812	—
Inventories (Note 6)	5,672	5,312
Value added tax receivable (Note 7)	2,725	1,317
Prepaid expenses and other assets (Note 5)	2,841	3,119
Total current assets	36,156	58,397
Property, plant and equipment, net (Note 8)	282,626	284,199
Goodwill	70,155	70,155
Prepaid expenses and other assets (Note 5)	230	264
Total assets	$389,167	$413,015
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$6,554	$8,070
Other current liabilities (Note 11)	7,261	7,505
Total current liabilities	13,815	15,575
Asset retirement obligation (Note 10)	2,193	3,781
Deferred tax liability (Note 13)	52,456	55,603
Other long term liabilities (Note 11)	240	288
Total liabilities	68,704	75,247

Commitments and contingencies (Note 17)
Equity (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 35,709,035 and 35,690,035 shares issued and outstanding, respectively	355	355
Additional paid in capital	454,281	453,756
Accumulated deficit	(133,992)	(116,221)
Accumulated other comprehensive loss	(181)	(122)
Parent company’s shareholder’s equity	320,463	337,768
Total liabilities and equity	$389,167	$413,015

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Revenue:
Sale of metals (Note 15)	$4,938	$—	$11,321	$—
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 15)	(6,603)	—	(14,530)	—
Exploration expense	(1,816)	(4,320)	(4,212)	(8,006)
El Quevar project expense	(1,174)	(9,114)	(2,589)	(17,851)
Velardeña project expense	(2,142)	—	(5,524)	—
Administrative expense	(1,829)	(3,864)	(3,853)	(6,103)
Stock based compensation	(291)	(889)	(523)	(2,068)
Reclamation and accretion expense	22	—	(145)	—
Other operating income & (expenses), net	(122)	(28)	215	416
Depreciation, depletion and amortization	(1,997)	(474)	(3,843)	(863)
Total costs and expenses	(15,952)	(18,689)	(35,004)	(34,475)
Loss from operations	(11,014)	(18,689)	(23,683)	(34,475)
Other income and expenses:
Interest and other income	1,986	108	2,161	141
Royalty income	219	74	357	130
Gain (loss) on foreign currency	(20)	(68)	434	(214)
Total other income and expenses	2,185	114	2,952	57
Loss from operations before income taxes	(8,829)	(18,575)	(20,731)	(34,418)
Income taxes	1,189	(16)	2,960	(98)
Net loss	$(7,640)	$(18,591)	$(17,771)	$(34,516)
Comprehensive loss:
Unrealized loss on securities	(26)	(421)	(59)	(560)
Comprehensive loss	$(7,666)	$(19,012)	$(17,830)	$(35,076)
Net loss per common share — basic and diluted
Loss	$(0.22)	$(1.24)	$(0.50)	$(2.32)
Weighted average common stock outstanding - basic and diluted (1)	35,487,868	14,993,266	35,480,946	14,886,137

(1)   Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 16)	$(22,919)	$(31,526)
Cash flows from investing activities:
Sale of available for sale investments	—	287
Proceeds from sale of assets	2,494	98
Capitalized costs and acquisitions of property, plant and equipment	(5,161)	(4,851)
Net cash used in investing activities	$(2,667)	$(4,466)
Cash flows from financing activities:
Net cash used in / provided by financing activities	$—	$—
Net decrease in cash and cash equivalents	(25,586)	(35,992)
Cash and cash equivalents - beginning of period	48,649	120,990
Cash and cash equivalents - end of period	$23,063	$84,998

See Note 16 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(loss)	Interest	Equity
	(in thousands except share data)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—	—
Shares issued to ECU shareholder’s and officers	16,117,319	161	224,514	—	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	—	30,674
Unrealized loss on marketable equity securities	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	(62,671)	—	—	(62,671)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$—	$337,768
Stock compensation accrued	19,000	—	525	—	—	—	525
Unrealized loss on marketable equity securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(17,771)	—	—	(17,771)
Balance, June 30, 2012	35,709,035	$355	$454,281	$(133,992)	$(181)	$—	$320,463

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

The Company is primarily engaged in the operation and further development of the recently acquired Velardeña mining operations in Mexico (the “Velardeña Operations”) (see Note 19), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and potential monetization of its portfolio of exploration properties in South America and Mexico.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company or at all.

2.              Liquidity and Capital Resources

At June 30, 2012 the Company’s aggregate cash and short-term investments totaled $23.1 million and based on the assumptions described below, we expect to have a cash balance of approximately $4.0 million at December 31, 2012. We have commenced efforts to secure funding from external sources, which may include a debt or equity financing transaction. Our efforts and projections are described further below. There is uncertainty regarding whether the Company will be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all. We expect that in the absence of additional funding, our current cash and investment balance would be depleted in the first quarter of 2013.

Assuming metals prices of $25.00 per ounce of silver and $1,500 per ounce of gold during the remainder of 2012 the Company expects to generate a negative gross margin, which the Company defines as sales proceeds less cash costs of production, from the sale of metals of approximately $3.3 million during the remaining two quarters of 2012. With the cash and investment balance at June 30, 2012 of $23.1 million, an anticipated $3.3 million of negative gross margin from the sale of metals at the Velardeña Operations and an estimated $1.5 million reduction of working capital, the Company plans to spend the following amounts during the remaining two quarters of 2012 pursuant to its long-term business strategy:

1.                                      Approximately $10.0 million on capital and development costs related to the continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of mine operations and plant facilities;

2.                                      Approximately $1.5 million at the El Quevar project to fund maintenance activities and the continuation of project evaluation costs;

3.                                      Approximately $2.5 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio;

4.                                      Approximately $3.5 million on general and administrative costs and $1.5 million on other working capital.

Assuming metals prices of $25.00 per ounce of silver and $1,500 per ounce of gold during the remainder of 2012, we expect that gross margin from the sale of metals will be positive at the Velardeña Operations beginning in the first quarter 2013.  However, because of the delay in mine development and slower ramp up of production that has occurred at the Velardeña Operations, we now expect lower gross margin from the sale of metals during 2013.  Based on anticipated gross margin, development and capital expenditures at the Velardeña Operations during the remainder of 2012 and into the first half of 2013 to continue the ramp up to 850 tonnes per day, significantly reduced expenditures for exploration and El Quevar, and corporate administrative expenditures, we expect that in the absence of additional funding our current cash and investment balance would be depleted in the first quarter 2013.  The actual amount that we spend through year-end 2012 and the first half of 2013 may vary significantly from the amounts specified above and will depend on a number of factors, including amounts of saleable metals produced, metals prices, the results of continuing ramp up at the Velardeña Operations, whether the Company is able to monetize portions of its exploration portfolio and the amount and timing of cash generated by these activities. A $4.00 average change in the price of silver during the remainder of 2012 would result in a $1.1 million change in the expected cash flow during that period while an average $250.00 change in the price of gold during the period would result in a $0.9 million change in the expected cash flow during the period. If saleable metals production is lower than anticipated or metals prices decline from the levels noted previously, we would be required to further preserve our cash and investments by delaying our expansion plans at the Velardeña Operations and reducing exploration and other expenses.

3.              Significant Accounting Policies

The Company did not adopt any new accounting standards during the quarter ended June 30, 2012, nor were there any new accounting pronouncements during that period that would have an impact on the Company’s financial position or results of operations.

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

The following tables summarize the Company’s investments at June 30, 2012:

June 30, 2012	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Warrant to purchase common stock	$124	$—	$—
Available for sale common stock	101	43	43
Total available for sale	225	43	43
Total short term	$225	$43	$43

Available for sale investments at December 31, 2011 had a nominal carrying value of less than one thousand dollars.

The available for sale common stock represents shares of stock in a junior mining company acquired during 2012 in a transaction related to the Company’s exploration activities.

In addition the Company holds warrants to purchase common stock of another junior mining company. The warrants were acquired in a transaction related to the Company’s exploration activities during 2010.  The warrants will expire during 2012 and had a nominal carrying value of less than one thousand dollars at December 31, 2011and at June 30, 2012.

Quoted market prices at June 30, 2012 were used to determine the fair values of the above investments.  See Note 12 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

5.              Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Prepaid insurance	$489	$590
Prepaid contractor fees and vendor advances	1,219	1,557
Accounts receivable	647	682
Royalty receivable	218	—
Recoupable deposits and other	268	290
	$2,841	$3,119

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Operations in Mexico.

The account receivable is related to the sale of the Company’s Paca Pulacayo property in Bolivia which was settled during July 2012.

Included in non-current assets at June 30, 2012 and December 31, 2011 were approximately $0.2 million and $0.3 million, respectively of prepaid insurance on which amortization will be recognized through 2015.

6.              Inventories

Inventories at the Velardeña Operations at June 30, 2012 and December 31, 2011 consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)	(in thousands)
Metals inventory	$3,784	$4,250
In-process inventory	260	257
Material and supplies	1,628	805
	$5,672	$5,312

At June 30, 2012, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $2.1 million and a charge to depreciation expense of approximately $0.7 million.

Material and supplies inventory consists primarily of operating supplies at the Velardeña Operations and are carried at the lower of cost or market.

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

8.              Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Mineral properties	$239,200	$239,200
Exploration properties	16,549	16,549
Royalty properties	200	1,208
Buildings	4,476	4,766
Mining equipment and machinery	25,538	21,335
Other furniture and equipment	1,773	1,553
Asset retirement cost	1,883	3,506
	289,619	288,117
Less: Accumulated depreciation	(6,993)	(3,918)
	282,626	284,199

During the second quarter 2012 the Company completed the sale if its 1% net smelter royalty interest in the Platosa property to Excellon Resources Inc. for $2.4 million and recorded a $1.8 million gain on the sale which is reflected in interest and other income on the accompanying statements of operations.

The asset retirement cost is all related to the Company’s Velardeña mines in Mexico and was adjusted during the second quarter 2012 based on the completion of a mine closure plan during the period as discussed in detail in Notes 10 and 19.

Additions to property, plant and equipment for the six months ended June 30, 2012 are primarily related to activity at the Company’s Velardeña mines.

9.              Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)

Accounts payable and accruals	$3,723	$5,172
Accrued employee compensation and benefits	2,831	2,898
	$6,554	$8,070

June 30, 2012

Accounts payable and accruals at June 30, 2012 are primarily related to amounts due to contractors and suppliers in the amounts of $3.4 million, $0.2 million and $0.1 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at June 30, 2012 consist of $0.2 million of accrued vacation payable and $2.6 million related to withholding taxes and benefits payable, of which $1.7 million is related to activities at the Velardeña Operations.

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

10.       Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) related to the Velardeña mines upon the acquisition of ECU (see Note 19).  The Company with the help of a third party engineering firm, estimated the ARO and ARC based on the engineering firm’s experience with mining operations of similar size and scope as that of the Velardeña mines. Shortly after the completion of the acquisition the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña mines.  That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million.  The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2012 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Operations ARO:

	June 30,	December 31,
	2012	2011
	(in thousands)	(in thousands)
Beginning balance	$3,577	$—

ARO arising in the period (acquired at merger)	—	3,506
Changes in estimates, and other	(1,656)	—
Liabilities settled	—	—
Accretion expense	78	71
Ending balance	$1,999	$3,577

Asset retirement and reclamation liabilities for both periods include approximately $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

11.       Other Liabilities

The Company recorded other current liabilities of $7.2 million and $7.5 million at June 30, 2012 and December 31, 2011, respectively.  The June 30, 2012 and December 31, 2011 amounts include a loss contingency of $4.7 million and $4.8 million, respectively and an unrecognized tax benefit of $2.5 million and $2.7 million, respectively.  The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The loss contingency is expected to be settled over the next five years.

The Company has recorded other long term liabilities of approximately $0.2 million and $0.3 million at June 30, 2012 and December 31, 2011 respectively, related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

12.       Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Disclosure and Measurements” (“ASC 820”), for financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at June 30, 2012, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$23,063	$—	$—	$23,063
Short-term available for sale securities	43	—	—	43
Trade accounts receivable	1,812	—	—	1,812
Accounts receivable	—	—	647	647
	$24,918	$—	$647	$25,565

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

The Level 3 receivable is related to the sale of a subsidiary to Apogee Silver Ltd. and is comprised of cash and common shares.  The receivable is due and payable in July 2012 and is subject to a number of risks including market risk, performance risk and certain exchange related restrictions on the stock component.  In addition to certain observable inputs including quoted market price, historic volatilities, risk free interest rates, the Company also used estimated discount rates to reflect the credit risks associated with the receivable.  The Company recorded an impairment of the receivable in the amount of $37,400 during the period included in other operating income and expense, net.

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

13.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company recorded a $1.2 million deferred tax benefit for the quarter ended June 30, 2012, and a $3.0 million deferred tax benefit for the six months ended June 30, 2012, both related primarily to Mexico net operating losses.  For the six months ended June 30, 2011, the Company recorded income tax of $0.1 million for the reversal of the tax effects of other comprehensive income reported as of December 31, 2010.  Based on the limited history that the Company has with its Velardeña Operations, an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability of $52.5 million as of June 30, 2012 consists primarily of a $64.5 million deferred tax liability related to the basis differences of the properties, plant and equipment of our Velardeña, Mexico operation, and a $12.1 million deferred tax asset related to Mexico net operating losses.  The net deferred tax liability of $0.2 million as of June 30, 2011 relates to the basis differences of certain other mineral properties.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had unrecognized tax benefits of $2.6 million as of June 30, 2012, and no unrecognized tax benefits existed as of June 30, 2011.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2012 and changes during the six months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	223,000	$11.54
Granted during the period	24,000	9.24
Restrictions lifted during the period	(21,000)	11.70
Forfeited during the period	(5,000)	6.19
Outstanding at June 30, 2012	221,000	$11.39

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

For the six months ended June 30, 2012 the Company recognized approximately $0.4 million of compensation expense related to the restricted stock grants. The Company expects to recognize additional compensation expense related to these awards of approximately $0.9 million over the next 31 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2012 and changes during the six months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	136,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2012	136,810	8.01
Exercisable at end of period	136,800	8.01
Granted and vested	136,800	8.01

As a result of the ECU Transaction (see Note 19) all of the stock options outstanding on the September 2, 2011 closing date vested on that date, and the awards were fully expensed at that time. Consequently no compensation expense related to stock option grants was recorded during the six month period ended June 30, 2012.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2012 and changes during the six months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	63,781	$11.57
Granted during the period	80,214	3.74
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2012	143,995	$7.21

The RSUs granted during the period are all related to a portion of the annual compensation paid to the directors.

For the six months ended June 30, 2012 the Company recognized approximately $0.1 million of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to these awards of approximately $0.3 million over the next 11 months.

15.          Sale of Metals and Related Costs

The Company produces marketable products including doré, concentrates and precipitates at its Velardeña Operations. During the quarter ended June 30, 2012 the Company sold marketable products to five customers. Under the terms of the Company’s agreement with one doré customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed. Costs related to the sale of metals products includes direct and indirect costs incurred to mine, process and market the products. At June 30, 2012, the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.1 million and a charge to depreciation expense of approximately $0.7 million.

16.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(17,771)	$(34,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,843	863
Accretion of asset retirement obligation	35	—
Foreign currency gain on loss contingency	(118)	—
Foreign currency gain on deferred tax liability	(189)	—
Impairment (reversal of impairment) of accounts receivable	35	75
Asset write off	425	—
Gain on sale of marketable securities	—	(117)
Fair value of stock/warrants received for mineral rights	(101)	—
Gain on sale of assets, net	(1,860)	(405)
Income tax provision	(2,960)	98
Stock compensation	523	2,068
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(1,812)	—
Decrease in prepaid expenses and other assets	278	167
Increase in inventories	(149)	—
Increase in value added tax recoverable, net	(1,409)	—
Increase (decrease) in accounts payable and accrued liabilities	(1,641)	1,212
Decrease in deferred leasehold payments	(48)	(46)
Treasury shares acquired and retired	—	(925)
Net cash used in operating activities	$(22,919)	$(31,526)

17.   Commitments and Contingencies

ECU may have committed errors in prior years in the withholding and payment of certain Mexican payroll and value added taxes related to certain of its Mexican subsidiaries. The Company believes it is unlikely that it will be assessed any amounts for these taxes prior to the statute of limitations expiring for the years in question, but has estimated that the contingent liability would be in the range of $0.0 to $1.7 million.

18.   Segment Information

The Company’s activities are the exploration, development and mining of mineral properties containing precious metals. The Company’s reportable segments are based upon the Company’s revenue producing activities and cash consuming activities. The Company reports two segments, one for its producing Velardeña mines in Mexico and the other comprised of non-producing activities including exploration, development and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The financial information relating to the Company’s segments is as follows:

Three Months Ended June 30, 2012	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$4,938	$6,603	$1,637	$2,142	$5,657		$2,289
Corporate, Exploration & Other	—	—	360	4,818	3,173		—
	$4,938	$6,603	$1,997	$6,960	$8,830		$2,289

Six Months Ended June 30, 2012
Velardeña Mine	$11,321	$14,530	$3,115	$5,524	$9,919	$357,962	$5,103
Corporate, Exploration & Other	—	—	728	10,654	10,813	31,205	1
	$11,321	$14,530	$3,843	$16,178	$20,732	$389,167	$5,104

Three Months Ended June 30, 2011
Velardeña Mine	$—	$—	$—	$—	$—		$—
Corporate, Exploration & Other	—	—	474	17,298	18,575		4,851
	$—	$—	$474	$17,298	$18,575		$4,851

Six Months Ended June 30, 2011
Velardeña Mine	$—	$—	$—	$—	$—	$—	$—
Corporate, Exploration & Other	—	—	863	31,960	34,418	102,850	4,851
	$—	$—	$863	$31,960	$34,418	$102,850	$4,851

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

Calculation of purchase price ($000’s):

Cash consideration	$129
Stock consideration (a)	223,097
Replacement options (b)	1,109
Replacement warrants (b)	8,744
Total purchase price	$233,079

(a)         The value of the Company’s common stock was $13.94 per share, the closing price on the NYSE Amex September 2, 2011.

(b)         The fair value of Replacement Options and Replacement Warrants was determined using a Black-Scholes pricing model.

Allocation of purchase price ($000’s):

Current assets (c)	$9,001
Inventories (d)	1,520
Mineral properties (e)	239,200
Asset retirement cost (e)	1,883
Exploration properties (e)	12,732
Plant and equipment (f)	14,059
Goodwill (g)	70,155
Deferred tax asset (h)	8,797
Current liabilities (c)	(26,122)
Long term debt (c)	(30,752)
Asset retirement obligation (e)	(1,883)
Deferred tax liability (h)	(65,511)
Total purchase price	$233,079

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

At the time of the acquisition, the Company, with the help of a third party engineering firm, estimated the ARO and ARC to be approximately $3.5 million based on the engineering firm’s experience with mining operations of similar size and scope as that of the Velardeña mines. Shortly after the completion of the acquisition the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña mines. That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million. The ARO and ARC amounts were adjusted accordingly as set forth in the purchase price allocation table above.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals is a mining company with precious metals mining operations in the State of Durango, Mexico, the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located in or near historical precious metals producing regions of Mexico and South America.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 8, 2012.

Overview

During the second quarter 2012 we continued to concentrate on the ramp-up and expansion of existing production at our Velardeña Operations in Mexico and advancement of the evaluation stage El Quevar project in Argentina. An overview of significant achievements during the second quarter 2012 is provided below:

Velardeña Operations

•                  Production. During the second quarter 2012, the Velardeña Operations had payable production of approximately 1,500 ounces of gold and 94,000 ounces of silver, as compared to approximately 1,700 ounces of gold and 110,000 ounces of silver in the first quarter 2012. First quarter payable production included a positive adjustment of about 10,000 ounces of silver from prior periods. In the first half of 2012, payable production was approximately 3,200 ounces of gold and 204,000 ounces of silver. Additionally, the Velardeña Operations had payable production of approximately 200,000 pounds of lead and 300,000 pounds of zinc in the second quarter, and approximately 400,000 pounds of lead and 600,000 pounds of zinc in the first half of 2012.

Production during the first six months was negatively impacted primarily by less than planned mine development due to delays in the arrival of underground mining equipment from Argentina. Most of the equipment from Argentina has now arrived at Velardeña and, together with additional equipment acquired during the second quarter, we now have all mining equipment necessary for our planned production ramp up at site. Because of the approximately six month delay in mine development, we have continued to mine only in stopes that had been developed and partially mined prior to our September 2011 acquisition of the Velardeña Operations, rather than in newly developed stopes as initially anticipated. This has resulted in lower ore grades provided to the processing plant than planned. We do not plan to provide further production guidance until additional mine development accesses non-exploited veins.

•                  Ramp-up and other operations matters. Due to the acquisition of additional equipment and the arrival of equipment from Argentina, we are increasing mine development activity. We expect to begin mining in non-exploited vein areas during the third quarter 2012, and expect to begin mining in non-exploited vein areas in the Santa Juana mining area during the fourth quarter 2012. The Santa Juana mining area has the largest number of vein units and the overall grade is slightly higher than the Chicago and San Juanes mining areas. With increased mine development, we expect the ramp-up to approximately 850 tonnes per day, the processing capacity of the current plant facilities, to be completed during the second quarter 2013.

We have completed the installation of a new flotation circuit, which was installed at the end of the oxide leach circuit to recover the gold-bearing pyrites that are not leached. The flotation circuit will produce pyrite concentrates, bearing gold and silver, which will be combined with the pyrite concentrates currently produced in our sulfide plant. The new flotation circuit should commence operation during the third quarter of 2012. During the first half of 2012, we continued to advance the San Mateo ramp, which is expected to connect with the lower Santa Juana workings in the fourth quarter 2013. This connection will provide new access to facilitate ore removal from the lower Santa Juana workings and the veins that are accessed by the San Mateo ramp unit.

•                  Expansion plans. We are working on plans for an incremental expansion of the Velardeña Operations to approximately 1,150 tonnes per day. The expansion would include upgrading one of the sulfide plant ball mills and the addition of flotation and filtration capacity at the sulfide plant to increase processing capacity. The expansion would also include the addition of autoclave processing to increase recoveries of payable gold and silver and eliminate the use of third party tolling arrangements on less favorable terms. Our current preliminary estimate of capital costs for this expansion totals approximately $30.0 million, of which approximately $20.0 million would be for installation of autoclave processing. We are proceeding with preliminary design and test work for the autoclave project. Any expansion is dependent on external funding.

•                  Updated resource. During the second quarter 2012, the engineering firm of Chlumsky, Armbrust and Meyer (“CAM”) completed an estimate of mineralized material at the Velardeña mines, set forth in the following table:

Classification	Tonnes (Million)	Average Gold Grade (grams/tonne)	Average Silver Grade (grams/tonne)
Mineralized Material	2.3	3.46	195

The CAM resource estimate assumed a gold price of $1,255.12 per troy ounce and a silver price of $23.28 per troy ounce, and a cutoff grade of a net smelter return (NSR) of $120.00 per tonne.

The current mineralized material estimate includes significantly higher grades with fewer tonnes than previous estimates, resulting in an estimate similar in size to our Canadian processor’s previous estimate of measured and indicated resources. The CAM estimate was performed about two years after the previous estimate, with typical production during the period between the estimates. We believe that the vein systems have a high rate replacement. We and CAM believe that this rate of replacement is likely to continue in the future, and that this deposit is similar to other epithermal vein systems where it is not cost effective or practical to drill the entire deposit.

•                  Sale of Platosa Royalty. During the second quarter 2012, we sold our 1% net smelter royalty interest in Excellon Resources Inc.’s Platosa silver, lead and zinc mining property in Mexico to Excellon for $2.4 million.

•                  Exploration. We continue to rationalize our exploration portfolio.  We have reviewed and relinquished as being of no further interest approximately 200,000 hectares in Mexico, Argentina and Peru, are negotiating sale or farm-out arrangements affecting approximately another 200,000 hectares, and are consolidating our exploration management and administrative offices and functions.  We expect this process to continue for the remainder of 2012 and expect by the end of the third quarter 2012 that our annual rate of exploration cost will be reduced by approximately two thirds from our annual exploration expenditure rate in 2011, with the most significant reduction in Argentina outside of the El Quevar project area.

We are planning a 2,000 meter, six hole drill program at the Quevar Norte prospect at the El Quevar project in northwestern Argentina, focused on outlining a new one kilometer long mineralized system parallel to Yaxtché.  We have identified three additional prospects in Mexico on currently held ground, unrelated to the Velardeña Operations or our holdings in Zacatecas, for which we are continuing exploration programs, with the goal of drilling two of these in 2012.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month and six month periods ended June 30, 2012 to the results from operations for the three month and six month periods ended June 30, 2011, respectively.

Three Months Ended June 30, 2012

Revenue from the sale of metals. We recorded $4.9 million of revenue for the three months ended June 30, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently, there were no revenues recorded for the three months ended June 30, 2011.

Costs of metals sold. We recorded $6.6 million of costs of metals sold for the three months ended June 30, 2012, all related to sales from our Velardeña Operations in Mexico. Included in costs of metals sold was a $1.2 million write down of finished goods inventory to its estimated net realizable value. We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently, there were no costs of metals sold recorded for the three months ended June 30, 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $1.8 million for the three months ended June 30, 2012, as compared to $4.3 million for the three months ended June 30, 2011.  Exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru.  The decrease in exploration expenses during the second quarter 2012 as compared to the second quarter 2011 is the result of our reduced spending on exploration as we attempt to rationalize and monetize our exploration portfolio.

Velardeña project expense.  During the three months ended June 30, 2012 we incurred $2.1 million of expenses related to our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the three months ended June 30, 2012, we incurred capital expenditures of approximately $1.5 million for plant construction, mining and other equipment and had outstanding approximately $1.2 million of advance payments to equipment manufacturers at June 30, 2012.  The Velardeña Operations were acquired during September 2011; consequently, there were no Velardeña project expenses recorded for the three months ended June 30, 2011.

El Quevar project expense. During the three months ended June 30, 2012 we incurred $1.2 million of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  During the three months ended June 30, 2011, we incurred $9.1 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit.   The decreases in the second quarter 2012 costs as compared to the second quarter 2011 are primarily the result of the suspension of the drifting and drilling activities at El Quevar during 2012 as we shift our emphases to the development and operation of our Velardeña mines.

Administrative.  Administrative expenses were $1.8 million for the three months ended June 30, 2012 compared to $3.9 million for the three months ended June 30, 2011.  Administrative expenses for the second quarter 2011 included approximately $1.7 million of banker, legal, accounting and other professional fees related to the planned merger with ECU, and no such fees were incurred during the second quarter 2012.   Administrative expenses are primarily related to public company costs and corporate activities in support of our Velardeña Operations during 2012, El Quevar project work during 2011 and our exploration programs during both quarters.

Other Operating Income & Expense, Net.  During the three months ended June 30, 2012 we recorded $0.1 million of other operating expense primarily arising from the payment of interest and penalties associated with a value added tax audit in Mexico related to prior years. Only nominal amounts were recorded to other operating income & expense during the three month period ended June 30, 2011.

Stock based compensation.  During the three months ended June 30, 2012 we recorded $0.3 million of stock based compensation expense compared to approximately $0.9 million of stock based compensation expense recorded during the three months ended June 30, 2011. The decrease in the second quarter 2012 costs as compared to the second quarter 2011 is primarily the result of fewer outstanding stock grants at June 30, 2012 as compared to June 30, 2011 because of the accelerated vesting of stock grants at the completion of the merger with ECU on September 2, 2011.

Reclamation Expense. As the result of a revised closure plan completed for our Velardeña mines during the second quarter 2012, we reduced the accretion of the asset retirement obligation by approximately $0.1 million resulting in only nominal reclamation expense for the three months ended June 30, 2012.  We incurred no reclamation expenses during the three months ended June 30, 2011.

Interest and Other Income.  During the three months ended June 30, 2012 we recorded approximately $2.0 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon and a $0.2 million reduction of a loss contingency liability.  We recorded $0.1 million of interest and other income during the three months ended June 30, 2011 primarily related to the sale of certain available for sale securities.

Royalty Income.  During the three months ended June 30, 2012 we recorded royalty income of approximately $0.2 million compared to approximately $ 0.1 recorded during the three months ended June 30, 2011. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty; our royalty income varies from period to period depending on production from the mine.  The net smelter return royalty was sold to Excellon during the second quarter 2012 as discussed above.

Gain/Loss on Foreign Currency.  During the three months ended June 30, 2012 we recorded a nominal foreign currency loss compared to $0.1 million foreign currency loss for the same period in 2011.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.  Such foreign currency denominated monetary assets and liabilities have increased with the acquisition of the Velardeña Operations.

Income Taxes.  Our income tax for the three months ended June 30, 2012 was a $1.2 million benefit due to Mexico net operating losses.  We recorded a nominal amount of income tax for the three months ended June 30, 2011 related to the reversal of the tax effects of other comprehensive income reported as of December 31, 2010.

Six Months Ended June 30, 2012

Revenue from the sale of metals.  We recorded $11.3 million of revenue for the six months ended June 30, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently, there were no revenues recorded for the six months ended June 30, 2011.

Costs of metals sold. We recorded $14.5 million of costs of metals sold for the six months ended June 30, 2012, all related to sales from our Velardeña Operations in Mexico.  Included in costs of metals sold was a $2.1 million write down of finished goods inventory to its estimated net realizable value.  We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently, there were no costs of metals sold recorded for the six months ended June 30, 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $4.2 million for the six months ended June 30, 2012, as compared to $8.0 million for the six months ended June 30, 2011.  Exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru.  The decrease in exploration expenses for the first six months of 2012 as compared to the first six months of 2011 is the result of our reduced spending on exploration as we attempt to rationalize and monetize our exploration portfolio.

Velardeña project expense.  During the six months ended June 30, 2012 we incurred $5.5 million of expenses related to our project at our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the six months ended June 30, 2012, we incurred capital expenditures of approximately $5.1 million for plant construction, mining and other equipment and had outstanding approximately $1.2 million of advance payments to equipment manufacturers at June 30, 2012.  The Velardeña Operations were acquired during September 2011; consequently, there were no Velardeña project expenses recorded for the six months ended June 30, 2011.

El Quevar project expense. During the six months ended June 30, 2012 we incurred $2.6 million of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  During the six months ended June 30, 2011, we incurred $17.9 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit.   The decreases in the first six months of 2012 costs as compared to the first six months of 2011 are primarily the result of the suspension of the drifting and drilling activities at El Quevar during 2012 as we shift our emphasis to the development and operation of our Velardeña Operations.

Administrative.  Administrative expenses were $3.9 million for the six months ended June 30, 2012 compared to $8.0 million for the six months ended June 30, 2011. Administrative expenses for the second quarter 2011 included approximately $1.7 million of banker, legal, accounting and other professional fees related to the planned merger with ECU, no such fees were incurred during the first six months of 2012.  Administrative expenses are primarily related to public company costs and corporate activities in support of our Velardeña Operations, El Quevar project work, and our exploration programs.

Other Operating Income & Expense, Net.  During the six month period ended June 30, 2012 we recorded $0.2 million of net other operating income comprised of approximately$0.4 million of gains on the sale of certain exploration properties partially offset by approximately $0.2 million of other operating expense arising from the payment of interest and penalties resulting from a value added tax audit in Mexico related to prior years. During the six month period ended June 30, 2011 we recorded $0.4 million of net other operating income primarily related to gains on the sale of certain exploration properties.

Stock based compensation.  During the six months ended June 30, 2012 we recorded $0.5 million of stock based compensation expense compared to approximately $2.1 million of stock based compensation expense recorded during the six months ended June 30, 2011. The decreases in the first six months 2012 costs as compared to the first six months 2011 is primarily the result of fewer outstanding stock grants at June 30, 2012 as compared to June 30, 2011 because of the accelerated vesting of stock grants at the completion of the merger with ECU on September 2, 2011.

Reclamation Expense. During the six months ended June 30, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project.  As the result of a revised closure plan completed for our Velardeña mines during 2012, we reduced the accretion of the asset retirement obligation by approximately $0.1 million resulting in net expense for the six month period of approximately $0.1 million. We incurred no reclamation expenses during the six months ended June 30, 2011.

Interest and Other Income.  During the first six months of 2012 we recorded approximately $2.2 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon and a $0.4 million reduction of a loss contingency liability.  We recorded $0.1 million of interest and other income during the first six months of 2011 primarily related to the sale of certain available for sale securities.

Royalty Income.  During the six months ended June 30, 2012 we recorded royalty income of approximately $0.4 million compared to approximately $1.0 recorded during the six months ended June 30, 2011. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty; our royalty income varies from period to period depending on production from the mine.  The net smelter return royalty was sold to Excellon during the second quarter 2012 as discussed above.

Gain/Loss on Foreign Currency.  During the six months ended June 30, 2012 we recorded $0.4 million of foreign currency gain compared to $0.2 million foreign currency loss for the same period in 2011. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries that are denominated in other currencies than US dollars. Such foreign currency denominated monetary assets and liabilities have increased with the acquisition of the Velardeña Operations.

Income Taxes.  Our income tax for the six months ended June 30, 2012 was a $3.0 million benefit due to Mexico net operating losses.  Our income tax for the six months ended June 30, 2011 was $0.1 million related to the reversal of the tax effects of other comprehensive income reported as of December 31, 2010.

Liquidity, Capital Resources and Going Concern

At June 30, 2012 the Company’s aggregate cash and short-term investments totaled $23.1 million and based on the assumptions described below, we expect to have a cash balance of approximately $4.0 million at December 31, 2012. We have commenced efforts to secure funding from external sources, which may include a debt or equity financing transaction. Our efforts and projections are described further below. There is uncertainty regarding whether we will be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all. We expect that in the absence of additional funding, our current cash and investment balance would be depleted in the first quarter of 2013.

Our cash and short-term investment balance at June 30, 2012 is lower than the $48.6 million in similar assets held at December 31, 2011 due primarily to the operating loss of $3.2 million at the Velardeña Operations; Velardeña Operations capital and development expenditures during the first two quarters of approximately $10.6 million; $4.0 million in additional working capital, primarily related to increased inventories and receivables associated with the Velardeña Operations; $4.2 million on exploration; $3.9 million on general and administrative activities; and $2.6 million on the El Quevar project.  These expenditures were offset partially by $3.0 million in proceeds from the sale of non strategic property interests and royalty payments.

Assuming metals prices of $25.00 per ounce of silver and $1,500 per ounce of gold, the Company expects to generate a negative gross margin, which we define as sales less the cash cost of production, from the sale of metals of approximately $3.3 million during the remaining two quarters of 2012. With the cash and investment balance at June 30, 2012 of $23.1 million, an anticipated $3.3 million of negative gross margin from the sale of metals at the Velardeña Operations and an estimated $1.5 million reduction in working capital, the Company plans to spend the following amounts during the remaining two quarters of 2012 pursuant to its long-term business strategy:

•                  Approximately $10.0 million on capital and development costs related to the continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of mine operations and plant facilities;

•                  Approximately $1.5 million at the El Quevar project to fund maintenance activities and the continuation of project evaluation costs;

•                  Approximately $2.5 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio; and

•                  Approximately $3.5 million on general and administrative costs.

Assuming metals prices of $25.00 per ounce of silver and $1,500 per ounce of gold during the remainder of 2012, we expect that gross margin from the sale of metals will be positive at the Velardeña Operations beginning in the first quarter 2013.  However, because of the delay in mine development and slower ramp up of production that has occurred at the Velardena Operations, we now expect lower gross margin from the sale of metals during 2013.  Based on anticipated gross margin, continued development and capital expenditures at the Velardena Operations for the ramp-up to 850 tonnes per day, significantly reduced expenditures for exploration and El Quevar, and corporate administrative expenditures, we expect that, in the absence of additional funding, our current cash and investment balance would be depleted in the first quarter 2013.  Our cash balances and spending through year-end 2012 and the first half of 2013 may vary significantly from the amounts specified above and will depend on a number of factors, including amounts of saleable metals produced, metals prices, the results of continuing ramp up at the Velardeña Operations, whether the Company is able to monetize portions of its exploration portfolio and the amount and timing of cash generated by these activities.  A $4.00 average change in the price of silver during the remainder of 2012 would result in a $1.1 million change in the expected cash flow during that period while an average $250.00 change in the price of gold during the period would result in a $0.9 million change in the expected cash flow during the period. If saleable metals production is lower than anticipated or metals prices decline from the levels noted previously, we would be required to further preserve our cash and investments by delaying our expansion plans at the Velardena Operations and reducing exploration and other expenses.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended June 30, 2012, nor were there any new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

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

•                  Planned exploration activities at other properties and our planned effort to monetize our exploration portfolio of properties; and

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

•                  Risks related to the continuing integration of Golden Minerals and ECU;

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

•                  The Company’s ability to raise necessary capital to complete expansion plans at the Velardeña Operations and, if justified by the results of our evaluation, development of the El Quevar project;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the second quarter 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As permitted by SEC guidance, as of June 30, 2012, management has excluded the operations of ECU Silver Mining, Inc. (“ECU”) and its subsidiaries (consolidated by the company as of September 2, 2011) from its assessment of internal control over financial reporting. (Additional details regarding the acquisition of ECU are available in Note 19 to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.)  The controls for the ECU acquisition will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

We have historically incurred operating losses and operating cash flow deficits and we expect we will continue to incur operating losses through 2012 and 2013.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Operations in Central Mexico, the El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund our continuing operations. Due primarily to the delay in mine development and slower ramp-up of production at the Velardena Operations than we anticipated, we expect our revenue from sales less the cash cost of production, or gross margin, to continue to be insufficient to fund our continued development and capital expenditures at the Velardena Operations and our expenditures for exploration, the El Quevar project and general and administrative costs.  Based on our current expectations regarding gross margin and expenditures, and in the absence of additional funding, we expect that our current cash and investment balance would be depleted in the first quarter 2013.   This expectation is subject to a number of assumptions.  For example, we may not achieve the levels of production that we project to occur during 2012 and 2013, and silver and gold prices may not average $25.00 per ounce and $1,500.00 per ounce, respectively. In addition, we expect our operating expenses, capital expenditures and other expenses will increase as we advance the anticipated incremental expansion of the Velardeña Operations, which we expect will require the commitment of substantial resources. The amounts and timing of expenditures will depend on the progress of our efforts to expand production at the Velardeña Operations, advance our El Quevar project and continue exploration at these and other properties, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, prices for our saleable metals, costs of materials and supplies, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which are and will be beyond our control. If our expectations for 2012 and 2013 prove to be incorrect, and if we are unable to obtain additional funding, we would face substantial operating cash losses and be required to significantly change our operating and expansion plans. We do not have credit, off-take or other commercial financing arrangements in place that would finance our continued operations or the completion of the incremental expansion of the Velardeña Operations, and we believe that securing these types of arrangements may be difficult given our limited operating history and the continuing volatility in global credit markets.  In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time.  Access to public financing has been negatively impacted by the volatility in the credit markets and the world economy, which may impact our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms.  We also may not be able to obtain funding by monetizing non-core exploration portfolio assets at an acceptable price. There can be no assurance that we will continue to generate revenues or will ever achieve profitability, be able to eliminate operating cash flow deficits, or cease to require additional funding.

We would require substantial external funding to complete the incremental expansion of the Velardeña Operations and for the potential development of the El Quevar project.

We would require substantial funds from external sources in order to complete the incremental expansion of the Velardeña Operations and for the potential development of the El Quevar project, as we  expect that cash generated by the Velardeña Operations will not be sufficient to fund these activities. We are working on plans for an incremental expansion of the Velardeña Operations to approximately 1,150 tonnes per day, including upgrading one of the sulfide plant ball mills, adding flotation and filtration capacity at the sulfide plant, and adding autoclave processing. Our current preliminary estimate of capital costs for this expansion totals approximately $30.0 million. The size and capital cost for a possible mine and processing facilities at El Quevar have not been determined and would depend, among other things, on the results of our ongoing efforts to further define the Yaxtché deposit and potential new deposits at El Quevar. We do not have a credit, off-take or other commercial financing arrangements in place that would finance the completion of the incremental expansion of the Velardeña Operations, or the possible development of the El Quevar project, and we believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets.    In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time.  Access to public financing has been negatively impacted by the volatility in the credit markets, which may impact our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing non-core exploration portfolio assets at an acceptable price. We cannot assure you that we will be able to obtain the necessary financing for an incremental expansion of the Velardeña Operations or the potential development of the El Quevar project on favorable terms or at all.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.   Exhibits

23.1	Consent of Chlumsky, Armbrust and Meyer.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

GOLDEN MINERALS COMPANY

Date:	August 8, 2012	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	August 8, 2012	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer