Form 10-Q
period 2012-09-30
Golden Minerals Co
filed 2012-11-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

AT NOVEMBER 9, 2012, 42,578,333 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$53,561	$48,649
Investments (Note 4)	417	—
Trade receivables	1,199	—
Inventories (Note 6)	5,170	5,312
Value added tax receivable (Note 7)	3,033	1,317
Prepaid expenses and other assets (Note 5)	1,177	3,119
Total current assets	64,557	58,397
Property, plant and equipment, net (Note 8)	282,031	284,199
Goodwill (Note 9)	12,942	70,155
Prepaid expenses and other assets (Note 5)	197	264
Total assets	$359,727	$413,015

Liabilities and Equity

Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$6,034	$8,070
Other current liabilities (Note 12)	7,512	7,505
Total current liabilities	13,546	15,575
Asset retirement obligation (Note 11)	2,226	3,781
Deferred tax liability (Note 14)	49,226	55,603
Other long term liabilities (Note 12)	217	288
Total liabilities	65,215	75,247

Commitments and contingencies (Note 18)

Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 42,578,333 and 35,690,035 shares issued and outstanding, respectively	424	355
Additional paid in capital	491,411	453,756
Accumulated deficit	(197,308)	(116,221)
Accumulated other comprehensive loss	(15)	(122)
Parent company’s shareholder’s equity	294,512	337,768
Total liabilities and equity	$359,727	$413,015

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Revenue:
Sale of metals (Note 16)	$7,063	$—	$18,384	$—
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 16)	(8,573)	(965)	(23,103)	(965)
Exploration expense	(1,207)	(4,639)	(5,419)	(12,645)
El Quevar project expense	(985)	(5,520)	(3,574)	(23,276)
Velardeña project expense	(767)	—	(6,291)	—
Administrative expense	(1,934)	(1,836)	(5,787)	(6,242)
Severence and acquisition related cost	—	(5,353)	—	(7,050)
Stock based compensation	(308)	(3,260)	(831)	(5,328)
Reclamation and accretion expense	(40)	(31)	(185)	(126)
Goodwill Impairment (Note 9)	(57,213)	—	(57,213)	—
Other operating income & (expenses), net	264	(76)	479	340
Depreciation, depletion and amortization	(2,774)	(717)	(6,617)	(1,580)
Total costs and expenses	(73,537)	(22,397)	(108,541)	(56,872)
Loss from operations	(66,474)	(22,397)	(90,157)	(56,872)
Other income and expenses:
Interest and other income	162	11,099	2,323	11,240
Royalty income	14	155	371	285
Interest expense	—	(337)	—	(337)
Gain (loss) on foreign currency	368	(1,432)	802	(1,646)
Total other income and expenses	544	9,485	3,496	9,542
Loss from operations before income taxes	(65,930)	(12,912)	(86,661)	(47,330)
Income tax benefit	2,614	1,168	5,574	1,070
Net loss	$(63,316)	$(11,744)	$(81,087)	$(46,260)
Comprehensive loss:
Unrealized gain (loss) on securities	166	251	107	(309)
Comprehensive loss	$(63,150)	$(11,493)	$(80,980)	$(46,569)
Net loss per common share — basic and diluted
Loss	$(1.74)	$(0.59)	$(2.27)	$(2.79)
Weighted average common stock outstanding - basic and diluted (1)	36,318,747	19,989,334	35,762,251	16,605,896

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(27,396)	$(46,704)
Cash flows from investing activities:
Sale of available for sale investments	—	1,221
Cash received net of cash paid in ECU merger	—	5,614
Convertible note issued to ECU	—	(15,713)
Proceeds from sale of assets	2,535	404
Capitalized costs and acquisitions of property, plant and equipment	(7,118)	(6,230)
Net cash used in investing activities	$(4,583)	$(14,704)
Cash flows from financing activities:
Proceeds from issuance of stock units, net of issue costs	36,891	—
Payments of long term debt	—	(554)
Payment of customer advance	—	(4,049)
Net cash (used in) / provided by financing activities	$36,891	$(4,603)
Net increase (decrease) in cash and cash equivalents	4,912	(66,011)
Cash and cash equivalents - beginning of period	48,649	120,990
Cash and cash equivalents - end of period	$53,561	$54,979

See Note 16 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	income	Total
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—
Shares issued to ECU shareholder’s and officers	16,117,319	161	224,514	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	30,674
Unrealized loss on marketable equity securities	—	—	—	—	(287)	(287)
Net loss	—	—	—	(62,671)	—	(62,671)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$337,768
Stock compensation accrued	25,000	—	831	—	—	831
Registered offering stock units, net (Note 15)	5,497,504	55	29,377	—	—	29,432
Private placements stock units, net (Note 15)	1,365,794	14	7,447	—	—	7,461
Unrealized loss on marketable equity securities	—	—	—	—	107	107
Net loss	—	—	—	(81,087)	—	(81,087)
Balance, September 30, 2012	42,578,333	$424	$491,411	$(197,308)	$(15)	$294,512

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

On September 2, 2011, the Company and ECU Silver Mining Inc. (“ECU”) completed a business combination (the “Transaction”) more fully described in Note 20.  The Company’s consolidated financial statements include the results of the ECU Transaction from September 2, 2011.

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

The Company is primarily engaged in the operation and further development of the recently acquired Velardeña mining operations in Mexico (the “Velardeña Operations”) (see Note 20), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and potential monetization of its portfolio of exploration properties in South America and Mexico.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.  Liquidity and Capital Resources

At September 30, 2012 the Company’s aggregate cash and short-term investments totaled $54.0 million and, based on the assumptions described below, we expect to have a cash balance of approximately $41.5 million at December 31, 2012. During the quarter ended September 30, 2012 the Company completed a registered offering and concurrent private placement  of units comprised of one share of the Company’s common stock and a five year warrant to acquire half a share of the Company’s common stock for net proceeds of $36.9 million (see Note 15).  As a result, the Company expects to have sufficient funding to continue its long-term business strategy through 2013.

Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold during the fourth quarter 2012 the Company expects to generate a negative gross margin, which the Company defines as revenue from the sale of metals less costs applicable to the sale of metals (exclusive of depreciation), of approximately $1.0 million during the quarter. With the cash and investment balance at September 30, 2012 of $54.0 million and an anticipated $1.0 million of negative gross margin from the sale of metals at the Velardeña Operations, and $2.0 million of proceeds from the monetization of certain properties in the exploration portfolio, the Company plans to spend the following amounts during the fourth quarter 2012 pursuant to its long-term business strategy:

1.                                      Approximately $7.5 million on capital and development costs related to the continued development of the San Mateo ramp and other mine development and capital expenditures intended to increase the capacity and productivity of the Velardeña Operations and plant facilities;

2.                                      Approximately $1.5 million at the El Quevar project to fund limited exploration, maintenance activities and the continuation of project evaluation costs;

3.                                      Approximately $1.5 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located in South America and Mexico as the Company pursues strategies to monetize portions of the portfolio;

4.                                      Approximately $2.0 million on general and administrative costs and $1.0 million on other working capital.

The actual amount that the Company spends through year-end 2012 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and development work at the Velardeña Operations to continue the ramp up to 850 tonnes per day, the results of continued project assessment work at El Quevar and other exploration properties, and whether the Company is able to monetize additional portions of its exploration portfolio.  There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated amounts of silver and gold production.  If the anticipated production does not occur, or metals prices decline from the levels noted previously, the Company would likely end the year 2012 with a lower cash and investment balance than the approximately $41.5 million currently expected.

3.              Significant Accounting Policies

Goodwill

ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”) requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests in certain circumstances.  All of the goodwill recorded on the Company’s books is related to the Velardeña Operations acquired in the Transaction, which is considered by the Company to be a separate reporting unit. During the third quarter 2012, the Company determined that based on an analysis of events that have occurred and circumstances that have changed since year-end 2011 the carrying value of the goodwill was impaired (see Note 9).

Property, plant and equipment

Property, plant and equipment are recorded at cost and per the guidance of ASC 360 “Property, Plant and Equipment”, (“ASC 360”), the Company assesses the recoverability of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.   If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  At September 30, 2012, the Company completed an impairment analysis based on events that have occurred and circumstances that have changed since year-end 2011 and determined that property, plant and equipment were not impaired.

New accounting pronouncements

There were no new accounting pronouncements during the period that would have an impact on the Company’s financial position or results of operations.

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

The following tables summarize the Company’s investments at September 30, 2012:

September 30, 2012	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Warrant to purchase common stock	$124	$—	$—
Available for sale common stock	$270	$417	$417
Total available for sale	394	417	417
Total short term	$394	$417	$417

Available for sale investments at December 31, 2011 had a nominal carrying value of less than one thousand dollars.

The Company holds warrants to purchase common stock of a junior mining company. The warrants were acquired in a transaction related to the Company’s exploration activities during 2010.  The warrants will expire during the fourth quarter 2012, and had a nominal carrying value of less than one thousand dollars at December 31, 2011 and at September 30, 2012.

The available for sale common stock consists of 262,500 shares of a junior mining company received during the first quarter 2012 in a transaction related to the Company’s exploration activities and 3.0 million shares of another junior mining company received during the third quarter 2012 related to the 2011 sale of the Company’s Paca Pulacayo property in Bolivia.

Quoted market prices at September 30, 2012 were used to determine the fair values of the above investments.  See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

5.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Prepaid insurance	$313	$590
Prepaid contractor fees and vendor advances	486	1,557
Accounts receivable	—	682
Recoupable deposits and other	378	290
	$1,177	$3,119

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Operations in Mexico.

Included in non-current assets at September 30, 2012 and December 31, 2011 were approximately $0.2 million and $0.3 million, respectively of prepaid insurance on which amortization will be recognized through 2015.

6.   Inventories

Inventories at the Velardeña Operations at September 30, 2012 and December 31, 2011 consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)	(in thousands)
Metals inventory	$3,392	$4,250
In-process inventory	369	257
Material and supplies	1,409	805
	$5,170	$5,312

At September 30, 2012, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $2.0 million and a charge to depreciation expense of approximately $0.6 million.

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

8.   Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Mineral properties	$239,200	$239,200
Exploration properties	16,549	16,549
Royalty properties	200	1,208
Buildings	4,477	4,766
Mining equipment and machinery	27,489	21,335
Other furniture and equipment	1,812	1,553
Asset retirement cost	1,883	3,506
	291,610	288,117
Less: Accumulated depreciation	(9,579)	(3,918)
	282,031	284,199

During the second quarter 2012 the Company completed the sale if its 1% net smelter royalty interest in the Platosa property to Excellon Resources Inc. for $2.4 million and recorded a $1.8 million gain on the sale which is reflected in interest and other income on the accompanying statements of operations.

The asset retirement cost is all related to the Company’s Velardeña Operations in Mexico and was adjusted during the second quarter 2012 based on the completion of a mine closure plan during the period as discussed in detail in Note 11.

Additions to property, plant and equipment for the nine months ended September 30, 2012 are primarily related to activity at the Company’s Velardeña Operations.

9.   Goodwill

The carrying value of goodwill, related to the Mexico ECU reporting unit, was $12.9 million at September 30, 2012 and $70.2 million at December 31, 2012. The reduction in the carrying value of goodwill is the result of the Company recording an impairment charge of $57.2 million during the third quarter 2012 which is reflected in operating costs and expenses in the accompanying consolidated statements of operations.

Goodwill is related to the Transaction (see Note 20) and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value.  The goodwill is not deductable for income tax purposes.

The Company assesses the recoverability of its long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. In the year since the completion of the Transaction, the Company’s forecast of future gold and silver prices has decreased by approximately 20% and certain assumptions related to ore processing throughput rates and other aspects of the long term operating plan for the Velardeña Operations have changed. As a result of these changes, and per the guidance of ASC 350, the Company completed an impairment analysis of the goodwill carrying value.  The analysis indicated that goodwill was impaired by the amount indicated above.

The impairment amount was calculated by applying the income approach to determine the fair value of the net assets of the reporting unit per the guidance of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  The Company utilized discounted cash flows and an excess earnings model to determine the fair value of the entity and the implied goodwill. This model falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and includes various inputs including the weighted average cost of capital, future metals prices, and assumptions from the Company’s Velardeña Operations operating plan extended over a twenty five year period. The most significant unobservable factors are certain assumptions used in the Velardeña Operations operating plan and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput consistent with the Company’s plan to ramp up to 1,150 tonnes per day by 2014, and 3) the Company’s projections of operating costs.  The weighted average cost of capital of 21 percent and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data.  Metals prices used in the analysis for silver ranged from $35.78 to $21.88 per ounce and for gold from $1,879 to $1,315 per ounce.

10.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)

Accounts payable and accruals	$2,808	$5,172
Accrued employee compensation and benefits	3,226	2,898
	$6,034	$8,070

September 30, 2012

Accounts payable and accruals at September 30, 2012 are primarily related to amounts due to contractors and suppliers in the amounts of $2.0 million, $0.7 million and $0.1 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at September 30, 2012 consist of $0.2 million of accrued vacation payable and $3.0 million related to withholding taxes and benefits payable, of which $1.8 million is related to activities at the Velardeña Operations.

December 31, 2011

Accounts payable and accruals at December 31, 2011 are primarily related to amounts due to contractors and suppliers in the amounts of $3.0 million, $0.8 million, $0.6 million and $0.8 million related to the Company’s Velardeña Operations, the El Quevar project, exploration and corporate administrative activities, respectively.

Accrued employee compensation and benefits at December 31, 2011 consist of $0.3 million of accrued vacation payable and $2.6 million related to withholding taxes and benefits payable, of which $2.1 million is related to activities at the Velardeña Operations.

11.   Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) related to the Velardeña Operations upon the acquisition of ECU (see Note 20).  The Company with the help of a third party engineering firm, estimated the ARO and ARC based on the engineering firm’s experience with mining operations of similar size and scope as that of the Velardeña Operations. Shortly after the completion of the acquisition the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Operations.  That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million.  The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below.

  The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2012 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Operations ARO:

	September 30,	December 31,
	2012	2011
	(in thousands)	(in thousands)
Beginning balance	$3,577	$—

ARO arising in the period (acquired at merger)	—	3,506
Changes in estimates, and other	(1,656)	—
Liabilities settled	—	—
Accretion expense	118	71
Ending balance	$2,039	$3,577

Asset retirement and reclamation liabilities for both periods include approximately $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

12.   Other Liabilities

The Company recorded other current liabilities of $7.5 million at both September 30, 2012 and December 31, 2011.  The September 30, 2012 and December 31, 2011 amounts include a loss contingency of $4.8 million and $4.9 million, respectively and an unrecognized tax benefit of $2.7 million and $2.6 million, respectively.  The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The loss contingency is expected to be settled over the next five years.

The Company has recorded other long term liabilities of approximately $0.2 million and $0.3 million at September 30, 2012 and December 31, 2011 respectively, related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

13.   Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820 for financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at September 30, 2012, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$53,561	$—	$—	$53,561
Short-term available for sale securities	417	—	—	417
Trade accounts receivable	1,199	—		1,199
	$55,177	$—	$—	$55,177

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

The Company did not have any Level 2 or Level 3 financial assets at September 30, 2012.

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

14.  Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis. The Company recorded a $2.6 million deferred tax benefit for the quarter ended September 30, 2012, and a $5.6 million deferred tax benefit for the nine months ended September 30, 2012, both related primarily to Mexico net operating losses. The goodwill impairment of $57.2 million recorded as of September 30, 2012, as described in Note 9, is not deductable for income tax purposes, and the tax effect of this impairment is the principal reconciling difference between the provision for income taxes computed at the US statutory rate of 34% and the provision for income taxes as shown in the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2011, the Company recorded a deferred tax benefit of $1.1 million related primarily to Mexico net operating losses. Based on the limited history that the Company has with its Velardeña Operations, an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability of $49.2 million and $55.6 million as of September 30, 2012 and December 31, 2011, respectively, consists primarily of a $64.0 million and $65.5 million deferred tax liability related to the basis differences of the properties, plant and equipment of our Velardeña Operations, and a $14.9 million and $10.1 million deferred tax asset related to Mexico net operating losses, respectively.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had unrecognized tax benefits of $2.6 million as of September 30, 2012 and $2.7 million as of December 31, 2011.

15.  Equity (Deficit)

Registered offering

On September 19, 2012, the Company completed a registered offering (the “Offering”) of 5,497,504 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, and warrants (the “Warrants”) to purchase 2,748,752 shares of the Company’s common stock. The Shares and Warrants were sold in units (“Units”) at a price of $5.75 per Unit, with each Unit consisting of one Share of the Company’s common stock and a Warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants become exercisable on March 20, 2013, at an exercise price of $8.42 per share and will expire on September 19, 2017, five years from the date of issuance. The Shares and the Warrants are immediately separable and were issued separately. The underwriter purchased the Units at a price of $5.4625 per Unit, which was net of the underwriting discount of 5 percent. The Company received net proceeds from the Offering of approximately $29.4 million after the underwriter discount of approximately $1.6 million and other costs of approximately $0.6 million.

Private placement

On September 19, 2012 the Company also completed a private placement (the “Private Placement”) with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 1,365,794 Units, with each Unit consisting of one share of the Company’s common stock and a Warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants become exercisable on March 20, 2013, at an exercise price of $8.42 per share and will expire on September 19, 2017, five years from the date of issuance. Each Unit was priced at $5.4625, the same discounted price paid by the underwriter in the Offering. The Company received net proceeds from the Private Placement of approximately $7.5 million after the discount of approximately $0.4 million. Following the completion of the Private Placement and the Offering, Sentient continues to hold approximately 19.9% of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2012 and changes during the nine months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	223,000	$11.54
Granted during the period	30,000	8.23
Restrictions lifted during the period	(90,667)	11.67
Forfeited during the period	(5,000)	6.19
Outstanding at September 30, 2012	157,333	$11.00

The restricted stock granted during the period was granted to a new officer and an employee hired during the period. One third of the restricted stock granted vests on each of the first, second and third anniversaries of the grant dates, provided the officer or employee continues to serve the Company at that time. Restrictions were lifted during the period on the first anniversary of grants made to certain officers and employees and to a Company officer as a result of his retirement.

For the nine months ended September 30, 2012 the Company recognized approximately $0.7 million of compensation expense related to the restricted stock grants. The Company expects to recognize additional compensation expense related to these awards of approximately $0.6 million over the next 28 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2012 and changes during the nine months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	136,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at September 30, 2012	136,810	8.01
Exercisable at end of period	136,810	8.01
Granted and vested	136,810	8.01

As a result of the ECU Transaction (see Note 20) all of the stock options outstanding on the September 2, 2011 closing date vested on that date, and the awards were fully expensed at that time. Consequently no compensation expense related to stock option grants was recorded during the nine month period ended September 30, 2012.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2012 and changes during the nine months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	63,781	$11.57
Granted during the period	80,214	3.74
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2012	143,995	$7.21

The RSUs granted during the period are all related to a portion of the annual compensation paid to the directors.

For the nine months ended September 30, 2012 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to these awards of approximately $0.2 million over the next 8 months.

16.  Sale of Metals and Related Costs

The Company produces marketable products including doré, concentrates and precipitates at its Velardeña Operations. During the quarter ended September 30, 2012 the Company sold marketable products to five customers. Under the terms of the Company’s agreements with one doré and precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed. Costs related to the sale of metals products includes direct and indirect costs incurred to mine, process and market the products. At September 30, 2012, the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.0 million and a charge to depreciation expense of approximately $0.6 million.

17.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(81,087)	$(46,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,617	1,580
Accretion of asset retirement obligation	(118)	—
Foreign currency gain on loss contingency	(117)	—
Foreign currency gain on deferred tax liability	(522)	—
Impairment of goodwill	57,213	—
Impairment (reversal of impairment) of accounts receivable	35	151
Asset write off	428	—
Gain on sale of marketable securities	—	215
Fair value of stock/warrants received for mineral rights	(309)	—
Gain on sale of assets, net	(1,889)	(389)
Income tax provision	(5,857)	(1,070)
Foreign exchange loss on convertable note	—	472
Stock compensation	831	5,328
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(1,199)	—
Decrease in prepaid expenses and other assets	1,975	346
Increase in inventories	299	(328)
Increase in value added tax recoverable, net	(1,716)	(199)
Increase in accrued interest payable	—	(60)
Increase (decrease) in accounts payable and accrued liabilities	(1,909)	(5,327)
Decrease in deferred leasehold payments	(71)	(98)
Decrease in taxes payable, net	—	769
Treasury shares acquired and retired	—	(1,834)
Net cash used in operating activities	$(27,396)	$(46,704)

18.  Commitments and Contingencies

The Company may have committed errors in prior years in the withholding and payment of certain foreign payroll and value added taxes related to certain of its foreign subsidiaries. The Company believes it is unlikely that it will be assessed any amounts for these taxes prior to the statute of limitations expiring for the years in question, but has estimated that the contingent liability would be in the range of $0.0 to $1.7 million.

19.  Segment Information

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

Three Months Ended September 30, 2012	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$7,063	$8,573	$2,516	$767	$61,167		$2,115
Corporate, Exploration & Other	—	—	258	4,126	4,763		86
	$7,063	$8,573	$2,774	$4,893	$65,930		$2,201

Nine Months Ended September 30, 2012
Velardeña Mine	$18,384	$23,103	$5,631	$6,291	$71,086	$299,070	$7,218
Corporate, Exploration & Other	—	—	986	14,780	15,575	60,657	87
	$18,384	$23,103	$6,617	$21,071	$86,661	$359,727	$7,305

Three Months Ended September 30, 2011
Velardeña Mine	$—	$965	$218	$135	$3,910		$—
Corporate, Exploration & Other	—	—	499	11,860	9,002		1,379
	$—	$965	$717	$11,995	$12,912		$1,379

Nine Months Ended September 30, 2011
Velardeña Mine	$—	$965	$218	$135	$3,910	$375,559	$—
Corporate, Exploration & Other	—	—	1,362	42,028	43,420	68,276	6,230
	$—	$965	$1,580	$42,163	$47,330	$443,835	$6,230

20.  Acquisition of ECU Silver Mining Inc.

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

(g)          Goodwill is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value (see Note 9). The goodwill is not deductable for income tax purposes.

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

21.  Subsequent Events

Exploration Property Sales

In October 2012 the Company closed on the sale of 100 percent of its interest in two of its exploration subsidiaries, Silex Bolivia S.A. and Minera Memisa S.A., to a subsidiary of Sumitomo Corporation for $250,000.

In early November 2012 the Company completed the sale of four claims in Mexico to Exploraciones Mineras Parreña, a subsidiary of Fresnillo PLC. The claims total over 16,000 hectares and are located approximately 40 kilometers southwest of the city of Fresnillo. The sales price of the transaction was approximately $1.7 million.

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

Overview

During the third quarter 2012 we continued to concentrate on the ramp-up and expansion of existing production at our Velardeña Operations in Mexico and advancement of the evaluation stage El Quevar project in Argentina.  An overview of significant achievements during the third quarter 2012 is provided below:

Financing Activity

•                  On September 19, 2012, the Company completed an underwritten registered offering and concurrent private placement for total net proceeds of $36.9 million.  The Company sold 5,497,504 units in the registered offering, priced at $5.75 per unit, with each unit consisting of one share of the Company’s common stock and a five year warrant to purchase 0.50 of a share of the Company’s common stock at an exercise price of $8.42 per share.  The Company sold an additional 1,365,794 units in a concurrent private placement to The Sentient Group (“Sentient”), the Company’s largest stockholder, at a price of $5.4625 per unit, the same price paid by the underwriter in the registered offering.  Following the completion of the Private Placement and the Offering, Sentient continues to hold approximately 19.9% of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

Velardeña Operations

•                  Production.  In the third quarter 2012, the Velardeña Operations had payable production of approximately 1,930 ounces of gold and 118,400 ounces of silver, as compared to approximately 1,500 ounces of gold and 94,400 ounces of silver in the second quarter 2012.  In the first three quarters of 2012, payable production was approximately 5,160 ounces of gold and 323,000 ounces of silver. Additionally, the Velardeña Operations had payable production of approximately 260,000 pounds of lead and 340,000 pounds of zinc in the third quarter, as compared to approximately 200,000 pounds of lead and 300,000 pounds of zinc in the second quarter 2012. Payable production was approximately 660,000 pounds of lead and 940,000 pounds of zinc in the first three quarters of 2012. The increase in production during the third quarter 2012 was due to an approximately 10% increase in the number of tonnes processed and increased grades resulting primarily from improved ore control procedures in the mine and some ore production from newly developed and non-exploited stopes.

Production during the first six months was negatively impacted primarily by less than planned mine development primarily due to delays in the arrival of underground mining equipment from Argentina.  Equipment from Argentina has now arrived at Velardeña and, together with additional equipment acquired during the second quarter, we now have all mining equipment necessary for our planned production ramp up.  Because of the approximately six month delay in mine development, we have continued to mine only in stopes that had been developed and partially mined prior to our September 2011 acquisition of the Velardeña Operations, rather than in newly developed stopes as initially anticipated.  This has resulted in lower ore grades provided to the processing plant than planned.

•                  Ramp-up and other operations matters.  The sulfide and oxide plants at the Velardeña Operations are currently operating at a combined capacity of approximately 500 tonnes per day.  Mine operations are no longer constrained by the lack of underground mining equipment and we began to open access to new stopes for mining during the third quarter 2012.  Due to the acquisition of additional equipment and the arrival of equipment from Argentina, we are increasing mine development activity.  We have accessed non-exploited ore zones in the Santa Juana mining area in the third quarter 2012 and expect to increase ore extraction in non-exploited vein areas during the fourth quarter 2012. The Santa Juana mining area has the largest number of vein units and the overall grade is slightly higher than the Chicago and San Juanes mining areas.  Due to increasing competition for mine labor in Mexico, we have begun to experience shortages of employees in our underground workforce which could negatively impact our mine development and ore and metals production.  We are working to address this shortage by soliciting bids from mining contractors, examining alternative bonus structures, increasing our employee recruitment efforts and relocating miners from less productive areas of the mine to more productive areas.  With increased mine development, we expect to ramp-up to a steady-state run rate of approximately 850 tonnes per day combined oxide and sulfide plant throughput, the processing capacity of the current plant facilities, in the third quarter 2013.

We have completed the installation and commissioning of a new flotation circuit at the end of the oxide plant leach circuit.  The new flotation circuit is intended to recover gold and silver from material that has been leached in the oxide plant, and it is currently producing a lead/silver concentrate that will be sold with the lead/silver concentrate produced at the sulfide plant.  The Company is performing additional test work to determine whether the remaining gold bearing pyrites in the tailings are best recovered using flotation or gravity concentration methods. During the third quarter 2012 we continued to advance the San Mateo ramp, which is expected to connect with the lower Santa Juana workings in the fourth quarter 2013.  This connection will provide new access to facilitate ore removal from the lower Santa Juana workings and other veins that are accessed by the San Mateo ramp unit.  We also have continued to improve ventilation and ore control procedures in the mine and to optimize the oxide and sulfide plants.  We expect to complete a significant expansion of the laboratory at about year-end 2012, which will permit improved plant response to changing metallurgical conditions.

•                  Expansion plans.  We are working on plans for an incremental expansion of the Velardeña Operations to approximately 1,150 tonnes per day.  The expansion would include upgrading one of the sulfide plant ball mills and the addition of flotation and filtration capacity at the sulfide plant to increase processing capacity.  The expansion would also include the addition of autoclave processing to increase recoveries of payable gold and silver and eliminate the use of third party tolling arrangements on less favorable terms.  Our current preliminary estimate of capital costs for this expansion totals approximately $30.0 million, of which approximately $20.0 million would be for installation of autoclave processing. We are proceeding with preliminary design and test work for the autoclave project. Any expansion is dependent on external funding or internally generated sources of cash.

Other Activity

•                  Exploration. We continue to rationalize our exploration portfolio.  We have reviewed and relinquished as being of no further interest approximately 200,000 hectares in Mexico, Argentina and Peru, are negotiating sale or farm-out arrangements affecting approximately another 200,000 hectares, and are consolidating our exploration management and administrative offices and functions.  We expect this process to continue for the remainder of 2012 and at the end of the third quarter 2012 our annual rate of exploration cost was reduced to approximately twenty five percent  from our annual exploration expenditure rate in 2011.

We are planning a 2,000 meter, ten hole drill program at the Quevar Norte and Sur areas at the El Quevar project in northwestern Argentina, focused on outlining new mineralized zones.  We have identified two additional prospects in Mexico on currently held ground, unrelated to the Velardeña Operations or our holdings in Zacatecas, and plan to drill one of these during the fourth quarter 2012.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month and nine month periods ended September 30, 2012 to the results from operations for the three month and nine month periods ended September 30, 2011, respectively.

Three Months Ended September 30, 2012

Revenue from the sale of metals.  We recorded $7.1 million of revenue for the three months ended September 30, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011. We shipped doré from the Velardeña mine in late September 2011 that was not received by the refinery until early October.  Under the terms of the Company’s agreement for the sale of doré, title does not pass to the purchaser until the doré is received by the refinery. This shipment was accounted for as revenue in the fourth quarter, 2011; consequently, there was no revenue recorded for the three months ended September 30, 2011.

Costs of metals sold. We recorded $8.6 million of costs of metals sold for the three months ended September 30, 2012, all related to sales from our Velardeña Operations in Mexico.  Included in costs of metals sold was a $2.0 million write down of finished goods inventory to its estimated net realizable value.  We had no operations prior to the acquisition of the Velardeña Operations during September 2011 and no sales were recorded during the three months ended September 30, 2011. However, included in costs applicable to sales was a write down of the doré inventory of $1.0 million to its estimated net realizable value during the three months ended September 30, 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $1.2 million for the three months ended September 30, 2012, as compared to $4.6 million for the three months ended September 30, 2011.  Exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru.  The decrease in exploration expenses during the third quarter 2012 as compared to the third quarter 2011 is the result of our reduced spending on exploration as we attempt to rationalize and monetize our exploration portfolio.

Velardeña project expense.  During the three months ended September 30, 2012 we incurred $0.8 million of expenses related to our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the three months ended September 30, 2012, we incurred capital expenditures of approximately $2.2 million for plant construction, mining and other equipment and had outstanding approximately $0.5 million of advance payments to equipment manufacturers at September 30, 2012.  The Velardeña Operations were acquired during September 2011; consequently, there were no Velardeña project expenses recorded for the three months ended September 30, 2011.

El Quevar project expense. During the three months ended September 30, 2012 we incurred $1.0 million of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  During the three months ended September 30, 2011, we incurred $5.5 million of expenses primarily related to development of the exploration drift, drilling and engineering work on the Yaxtché deposit.   The decreases in the third quarter 2012 costs as compared to the third quarter 2011 are primarily the result of the suspension of the drifting and drilling activities at El Quevar during 2012 as we shift our emphases to the development and operation of our Velardeña mines.

Administrative.  Administrative expenses were $1.9 million for the three months ended September 30, 2012 compared to $1.8 million for the three months ended September 30, 2011.  Administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our Velardeña Operations, El Quevar project work and our exploration programs.

Severance and acquisition related costs. During the third quarter 2011 we incurred $5.4 million of costs associated with the business combination with ECU, including banker, legal, accounting and other professional fees, as well as severance related costs for several key executives of ECU. The Company incurred no such costs during the third quarter 2012.

Other Operating Income & Expense, Net.  During the three months ended September 30, 2012 we recorded $0.3 million of net other operating income primarily related to the gain on the sale of assets. During the third quarter 2011 we recorded $0.1 million of net other operating expense primarily related to losses on the sale of certain operating assets.

Stock based compensation.  During the three months ended September 30, 2012 we recorded $0.3 million of stock based compensation expense compared to approximately $3.3 million of stock based compensation expense recorded during the three months ended September 30, 2011. Stock based compensation was significantly higher during the third quarter 2011 compared to the third quarter 2012, due to the accelerated vesting of stock grants in  2011 upon completion of the business combination with ECU, which resulted in a change of control of Golden Minerals.

Reclamation Expense. During the three months ended September 30, 2012 we incurred less than $0.1 million of reclamation expense all related to the accretion of an asset retirement obligation at the Velardeña Operations.  During the three months ended September 30, 2011 we incurred only nominal reclamation expense at our Velardeña Operations subsequent to its September 2, 2011 acquisition.

Goodwill Impairment. At September 30, 2012 we recorded a goodwill impairment of $57.2 million, reducing goodwill carrying value from $70.2 million to $12.9 million.  We assess the recoverability of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. In the year since the completion of the acquisition of the Velardeña Operations forecasted future gold and silver prices have decreased by approximately 20% and certain assumptions related to the long term operating plan for the Velardeña

Operations have changed. As a result of these changes we completed an impairment analysis of the goodwill carrying value, which indicated that goodwill was impaired.  We recorded no such impairment charges during the three months ended September 30, 2011.

Interest and Other Income.  During the three months ended September 30, 2012 we recorded approximately $0.2 million of interest and other income primarily related to a reduction of a loss contingency liability.  We recorded $11.1 million of interest and other income during the three months ended September 30, 2011, comprised of approximately $11.3 million of net proceeds received from the settlement of an arbitration claim partially offset by a net $0.1 million loss related to the sale of available for sale investments.

Royalty Income.  The Company sold its net smelter return royalty on Excellon’s Platosa mine in Mexico to Excellon during the second quarter 2012.  During the three months ended September 30, 2012 we recorded a nominal amount of residual royalty income compared to approximately $ 0.2 recorded during the three months ended September 30, 2011.  At September 30, 2012 we have no other sources of royalty income.

Gain/Loss on Foreign Currency.  During the three months ended September 30, 2012 we recorded $0.4 million of foreign currency gain compared to $1.4 million of foreign currency loss for the same period in 2011. The 2011 loss was primarily related to the convertible note received from ECU and net operating loss carry forwards in Mexico.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars. Such foreign currency denominated monetary assets and liabilities have increased with the acquisition of the Velardeña Operations.

Income Taxes.  Our income tax for the three months ended September 30, 2012 was a $2.6 million benefit due to Mexico net operating losses, compared to a $1.2 million benefit recorded during the same period of 2011.

Nine Months Ended September 30, 2012

Revenue from the sale of metals.  We recorded $18.4 million of revenue for the nine months ended September 30, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011. We shipped doré from the Velardeña mine in late September 2011 that was not received by the refinery until early October.  Under the terms of the Company’s agreement for the sale of doré, title does not pass to the purchaser until the doré is received by the refinery. This shipment was accounted for as revenue in the fourth quarter, 2011; consequently, there was no revenue recorded for the nine months ended September 30, 2011.

Costs of metals sold. We recorded $23.1 million of costs of metals sold for the nine months ended September 30, 2012, all related to sales from our Velardeña Operations in Mexico.  Included in costs of metals sold was a $2.0 million write down of finished goods inventory to its estimated net realizable value.  We had no operations prior to the acquisition of the Velardeña Operations during September 2011 and no sales were recorded during the nine months ended September 30, 2011. However, included in costs applicable to sales was a write down of the doré inventory of $1.0 million to its estimated net realizable value at the end of the nine months ended September 30, 2011.

Exploration. Our exploration expenses, including property holding costs and costs incurred by the local exploration offices, were $5.4 million for the nine months ended September 30, 2012, as compared to $12.6 million for the nine months ended September 30, 2011.  Exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru.  The decrease in exploration expenses for the first nine months of 2012 as compared to the first nine months of 2011 is the result of our reduced spending on exploration as we attempt to rationalize and monetize our exploration portfolio.

Velardeña project expense.  During the nine months ended September 30, 2012 we incurred $6.3 million of expenses related to our project at our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the nine months ended September 30, 2012, we incurred capital expenditures of approximately $7.4 million for plant construction, mining and other equipment and had outstanding approximately $0.5 million of advance payments to equipment manufacturers at September 30, 2012.  The Velardeña Operations were acquired during September 2011; consequently, there were no Velardeña project expenses recorded for the nine months ended September 30, 2011.

El Quevar project expense. During the nine months ended September 30, 2012 we incurred $3.6 million of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  During the nine months ended September 30, 2011, we incurred $23.3 million of expenses primarily related to development of the

exploration drift, drilling and engineering work on the Yaxtché deposit.   The decreases in the first nine months of 2012 costs as compared to the first nine months of 2011 are primarily the result of the suspension of the drifting and drilling activities at El Quevar during 2012 as we shift our emphasis to the development and operation of our Velardeña Operations.

Administrative.  Administrative expenses were $5.8 million for the nine months ended September 30, 2012 compared to $6.2 million for the nine months ended September 30, 2011. Administrative expenses for the 2011 period included approximately $1.7 million of banker, legal, accounting and other professional fees related to the planned merger with ECU, no such fees were incurred during the first nine months of 2012.  Administrative expenses are primarily related to public company costs and corporate activities in support of our Velardeña Operations, El Quevar project work, and our exploration programs.

Other Operating Income & Expense, Net.  During the nine month period ended September 30, 2012 we recorded $0.5 million of net other operating income comprised of approximately $0.7 million of gains on asset sales partially offset by approximately $0.2 million of other operating expense arising from the payment of interest and penalties resulting from a value added tax audit in Mexico related to prior years. During the nine month period ended September 30, 2011 we recorded $0.3 million of net other operating income primarily related to gains on the sale of certain exploration properties.

Stock based compensation.  During the nine months ended September 30, 2012 we recorded $0.8 million of stock based compensation expense compared to approximately $5.3 million of stock based compensation expense recorded during the nine months ended September 30, 2011. Stock based compensation was significantly higher during the first nine months of 2011 compared to the first nine months of 2012, primarily due to the accelerated vesting of stock grants during the third quarter 2011 related to the completion of the business combination with ECU, which resulted in a change of control of Golden Minerals.

Reclamation Expense. During the nine months ended September 30, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project.  During 2012 we completed a revised closure plan for our Velardeña Operations and recorded a reduction of the accretion of the asset retirement obligation of approximately $0.1 million which was netted against the expense for the period. We incurred no reclamation expenses during the nine months ended September 30, 2011.

Goodwill Impairment. At September 30, 2012 we recorded a goodwill impairment of $57.2 million, reducing goodwill carrying value from $70.2 million to $12.9 million.  We assess the recoverability of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. In the year since the completion of the acquisition of the Velardeña Operations forecasted future gold and silver prices have decreased by approximately 20% and certain assumptions related to the long term operating plan for the Velardeña Operations have changed. As a result of these changes we completed an impairment analysis of the goodwill carrying value, which indicated that goodwill was impaired.  We recorded no such impairment charges during the nine months ended September 30, 2011.

Interest and Other Income.  During the first nine months of 2012 we recorded approximately $2.3 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon and a $0.5 million reduction of a loss contingency liability.  We recorded $11.2 million of interest and other income during the first nine months of 2011, comprised of approximately $11.3 million of net proceeds received from the settlement of an arbitration claim partially offset by a net $0.2 million loss related to the sale of available for sale investments.

Royalty Income.  During the nine months ended September 30, 2012 we recorded royalty income of approximately $0.4 million compared to approximately $0.3 recorded during the nine months ended September 30, 2011. The royalty income is all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty; our royalty income varied from period to period depending on production from the mine.  The net smelter return royalty was sold to Excellon during the second quarter 2012. At September 30, 2012 we have no other sources of royalty income.

Gain/Loss on Foreign Currency.  During the nine months ended September 30, 2012 we recorded $0.8 million of foreign currency gain compared to $1.6 million foreign currency loss for the same period in 2011. The 2011 loss was primarily related to the convertible note received from ECU and net operating loss carry forwards in Mexico.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars. Such foreign currency denominated monetary assets and liabilities have increased with the acquisition of the Velardeña Operations.

Income Taxes.  Our income tax for the nine months ended September 30, 2012 was a $5.6 million benefit due to Mexico net operating losses.  Our income tax benefit during the first nine months of 2011 was $1.1 million related primarily to an increase in net operating loss and foreign exchange loss in Mexico and the reversal of the tax effects of other comprehensive income.

Liquidity, Capital Resources and Going Concern

At September 30, 2012 the Company’s aggregate cash and short-term investments totaled $54.0 million and, based on the assumptions described below, we expect to have a cash balance of approximately $41.5 million at December 31, 2012. During the quarter ended September 30, 2012 the Company completed an underwritten registered offering and a concurrent private placement of units comprised of one share of the Company’s common stock and a five year warrant to acquire half a share of the Company’s common stock for net proceeds of $36.9 million (see Footnote 15).  As a result,  the Company has sufficient funding to continue its long-term business strategy through 2013.

Our cash and short-term investment balance at September 30, 2012 of $54.0 million is higher than the $48.6 million in similar assets held at December 31, 2011 due primarily to the sale of units for net proceeds of $36.9 million and $3.2 million in proceeds from the sale of non strategic property interests and royalty payments; almost fully offset by $13.7 million in Velardeña Operations capital and development expenditures, $4.7 million  in operating losses at the Velardeña Operations; $1.5 million in additional working capital, primarily related to increased inventories and receivables associated with the Velardeña Operations; $5.4 million on exploration; $5.8 million on general and administrative activities; and $3.6 million on the El Quevar project.

Assuming metals prices of $30.00 per ounce of silver and $1,500 per ounce of gold during the fourth quarter 2012 we expect to generate a negative gross margin, which the Company defines as revenue from the sale of metals less costs applicable to the sale of metals (exclusive of depreciation), of approximately $1.0 million during the quarter. With the cash and investment balance at September 30, 2012 of $54.0 million and an anticipated $1.0 million of negative gross margin from the sale of metals at the Velardeña Operations and $2.0 million of proceeds from the monetization of certain properties in the exploration portfolio, the Company plans to spend the following amounts during the fourth quarter 2012 pursuant to its long-term business strategy:

1.                                      Approximately $7.5 million on capital and development costs related to the continued development of the San Mateo drift and other mine development and capital expenditures intended to increase the capacity and productivity of the Velardeña Operations and plant facilities;

2.                                      Approximately $1.5 million at the El Quevar project to fund limited exploration, maintenance activities and the continuation of project evaluation;

3.                                      Approximately $1.5 million on other exploration activities and property holding costs related to our portfolio of exploration properties located in South America and Mexico as we pursue strategies to monetize portions of the portfolio;

4.                                      Approximately $2.0 million on general and administrative costs and $1.0 million on other working capital.

The actual amount that we spend through year-end 2012 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and development work at the Velardeña Operations to continue the ramp up to 850 tonnes per day, the results of continued project assessment work at El Quevar and other exploration properties, and whether we are able to monetize additional portions of our exploration portfolio.  There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated amounts of silver and gold production.  If the anticipated production does not occur, or metals prices decline from the levels noted previously, the Company would likely end the year 2012 with a lower cash and investment balance than the approximately $41.5 million currently expected.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended September 30, 2012, nor were there any new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Planned production and sales from the Velardeña Operations;

•                  Planned development, expansion and other activities at the Velardeña Operations;

•                  Planned production for the Velardeña Operations at throughput of 850 tonnes per day and 1,150 tonnes per day;

•                  Planned evaluation, exploration and advancement activities at the El Quevar project;

•                  Planned spending on exploration activities at other properties and our planned effort to monetize our exploration portfolio of properties;

•                  Planned spending on general and administrative activities; and

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the third quarter 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As permitted by SEC guidance, as of September 30, 2012, management has excluded the operations of ECU Silver Mining, Inc. (“ECU”) and its subsidiaries (consolidated by the company as of September 2, 2011) from its assessment of internal control over financial reporting. (Additional details regarding the acquisition of ECU are available in Note 20 to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.)  The controls for the ECU acquisition will be evaluated for inclusion in management’s assessment of internal control over financial reporting by year-end 2012.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the quarter ended September 30, 2012, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by those set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

GOLDEN MINERALS COMPANY

Date:	November 9, 2012	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	November 9, 2012	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer