Form 10-K
period 2012-12-31
Golden Minerals Co
filed 2013-03-01
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13627

GOLDEN MINERALS COMPANY
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation or Organization)	26-4413382 (I.R.S. Employer Identification No.)
350 Indiana Street, Suite 800 Golden, Colorado (Address of principal executive offices)	80401 (Zip Code)

(303) 839-5060
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $126.8 million, based on the closing price of the registrant's common stock of $4.51 per share on the NYSE MKT on June 30, 2012. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2012 included all directors and officers and one shareholder that held approximately 19.8% of its outstanding common stock. The number of shares of common stock outstanding on February 26, 2013 was 43,265,833.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

        References to "Golden Minerals," "the Company", "our," "we," or "us" mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

        Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans, expectations and assumptions concerning the Velardeña Operations (as defined below), the El Quevar project, the timing and budget for exploration and monetization of certain properties in our exploration portfolio, our expected cash needs, and statements concerning our financial condition, operating strategies and operating and legal risks.

        We use the words "anticipate," "continue," "likely," "estimate," "expect," "may," "could," "will," "project," "should," "believe" and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, contain projections of 2013 production, expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

  •
  Risks related to the Velardeña Operations in Mexico, including variations in the nature, quality and quantity of the mineral deposits that are being mined or may be located there, our ability to produce minerals from the mines successfully or profitably, operating or processing problems, delays in or inability to increase production as projected, decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to operate and continue expansion at the mines, and our ability to raise the necessary capital to finance advancement and potential expansion of the mining operations;

  •
  The feasibility and economic viability of potential expansion plans at the Velardeña Operations;

  •
  Risks related to the El Quevar project in Argentina, including our ability to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project, and results of our evaluation and exploration drilling;

  •
  Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

  •
  Results of future exploration and of our efforts to monetize certain exploration properties;

  •
  Economic and political events affecting the market prices for silver, gold, zinc, lead and other minerals which may be found on our development and exploration properties;

  •
  Political and economic instability in Mexico and Argentina and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

  •
  The factors set forth under "Risk Factors" in Item 1A of this annual report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

        "Mineralized material" as used in this annual report on Form 10-K, although permissible under the United States Securities and Exchange Commission's ("SEC") Industry Guide 7, does not indicate "reserves" by SEC standards. We cannot be certain that any deposits from the Velardeña Operations or any part of the Yaxtché deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves". Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

        "Autoclave" means cylindrical vessel used to subject materials to high pressure and temperature; used at mines using hydrometallurgy mineral processing techniques for refractory materials.

        "Ablion Process" means a proprietary leaching process which operates at atmospheric pressure using oxygen injection and fine grinding for processing refractory ores.

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

        "Calcareous Clastic" means sedimentary rock composed of siliciclastic particles usually of conglomerate, sand, or silt-size and cemented by calcium carbonate in the form of calcite.

        "Chilitos Formation" means a volcano-sedimentary sequence known in the central Mexican highlands made up of massive and pillowed lavas of basaltic-andesitic composition with intercalations of sedimentary, volcaniclastic and calcareous rocks, metamorphosed to greenschist facies.

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

        "Core Drill" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

        "Deposit" means an informal term for an accumulation of mineral ores.

        "Development Stage" means a project with an established resource, not in production, engaged in the process of additional studies preparing for completion of feasibility study or for commercial extraction.

        "Doré" means gold and silver bullion that remains in a cupelling furnace after the lead has been oxidized and skimmed off.

        "Epithermal Calcite-Quartz" means deposits, typically occurring in veins, of calcite-quartz from hydrothermal fluids at shallow depths under conditions in the lower ranges of temperature and pressure.

        "Euhedral" means a well developed degree of which mineral grains show external crystal faces (fully crystal-faced).

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

        "Laramide Orogeny" means a period of mountain building in western North America, which started in the Late Cretaceous age, 70 to 80 million years ago, and ended 35 to 55 million years ago.

        "Mineralization" means the concentration of metals within a body of rock.

        "Mineralized Material" means a mineralized body that has been defined by appropriate drilling and/or underground sampling to establish continuity and support an estimate of tonnage and an average grade of the selected metals.

        "Mining" means the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves or mineral deposits are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

        "Monzodiorite" means coarse-grained igneous rock consisting of essential plagioclase feldspar, orthoclase feldspar, hornblende and biotite, with or without pyroxene, with plagioclase being the dominant feldspar making up 6% to 90% of the total feldspar and varying from oligoclase to andesine in composition. The presence of the orthoclase feldspar distinguishes this rock from a diorite.

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

        "Sericitized Phyllites" means a type of foliated metamorphic rock primarily composed of quartz, sericite mica, and chlorite; the rock represents a gradation in the degree of metamorphism between slate and mica schist.

        "Sedimentary" means formed by the deposition of sediment.

        "Silver Equivalent" means silver and gold only, with gold converted to silver equivalents at a 50 to 1 ratio.

        "Stock" means discordant igneous intrusion having a surface exposure of less than 40 square miles.

        "Sulfide" means a compound of sulfur and some other element.

        "Tailings Pond" means a low-lying depression used to confine tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

        "Tertiary" means the first period of the Cenozoic Era (after the Cretaceous of the Mesozoic Era and before the Quaternary), thought to have covered the span of time between 65 million years and 3 to 2 million years ago.

        "Upper Jurassic" means rock layer formed during the Upper Jurassic period, which began approximately 155 million years ago.

        "Upper Triassic" means rock layer formed during the Late Triassic period, which began approximately 200 million years ago.

        "Vein" means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

        "Waste" means rock lacking sufficient grade and/or other characteristics of ore.

PART I

ITEMS 1 AND 2:    BUSINESS AND PROPERTIES

Overview

        We are a mining company and we own and operate the Velardeña and Chicago precious metals mining operations (the "Velardeña Operations") in the State of Durango, Mexico, the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located in or near historical precious metals producing regions of Mexico and South America. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development, and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain a mining operations office in Mexico and exploration offices in Argentina and Mexico.

        During 2012 we were primarily engaged in the operation and further development and improvement of our Velardeña Operations, the continued advancement of the El Quevar project and efforts to monetize certain exploration properties and otherwise rationalize our portfolio of approximately 80 exploration properties.

Company History

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and we are the successor to Apex Silver Mines Limited ("Apex Silver") for purposes of reporting under the U.S. Securities Exchange Act. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. On September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. ("ECU") and now own and operate the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described under "—Velardeña Operations". Since the business combination with ECU, we have focused primarily on the further development and improvement of the Velardeña Operations.

Corporate Structure

        Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. Following our September 2, 2011 business combination, ECU is a wholly-owned subsidiary of Golden Minerals, and three of ECU's wholly-owned Mexican subsidiaries hold the assets and rights associated with the Velardeña Operations. We have a number of other wholly-owned subsidiaries organized throughout the world, including in Mexico, Central America, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Our Competitive Strengths and Business Strategy

        Our business strategy is to establish Golden Minerals as a mid-tier precious metals producer, focusing on expansion of production and operational improvements at the Velardeña Operations and continued advancement of the El Quevar project.

        Velardeña Operational Improvements.    We are focused on increasing silver and gold production from the Velardeña Operations through the continuing improvement in underground mining practices and the optimization of the current oxide and sulfide plants. We produced approximately 457,000 ounces of silver and approximately 6,500 ounces of gold during the year 2012.

        El Quevar Project.    Following the completion of additional underground exploration and surface drilling in 2011 and 2012 at the El Quevar project located in the Salta Province of Argentina, we believe that the Yaxtché deposit is amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. Recent drill program results support the possibility of expanding the Yaxtché deposit on strike to the east and in a new zone at Quevar Norte. As our analysis continues, we plan to solicit a joint venture partner to advance the project.

        Financial Strength.    We have no debt, no hedging and a strong cash position of approximately $44.4 million at December 31, 2012. We currently project that revenues from our Velardeña Operations will begin to exceed site operating costs in the third quarter 2013, and therefore our Velardeña Operations will be operationally cash flow positive, assuming $30.00 per ounce average silver prices and $1,600.00 per ounce average gold prices.

        Rationalization of our Exploration Portfolio.    We have made significant progress with our ongoing strategy to rationalize our portfolio of exploration properties located primarily in certain traditional precious metals producing regions of Mexico and South America. During 2012 and the first quarter 2013, we realized property sales totaling approximately $9.0 million from the sale of various exploration properties and relinquished other properties no longer of interest, thus reducing our portfolio of about 80 properties containing about 730,000 hectares to about 40 properties containing about 320,000 hectares. Since 2011 we have reduced ongoing expenditures for the exploration program by approximately 75 percent. During 2013 we expect our expenditures for the exploration program to be approximately $5.0 million.

        Experienced Management Team.    We are led by a team of mining professionals with over 125 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including, among others, Cyprus Amax Minerals Company, Phelps Dodge Corporation, Barrick Gold Exploration and Noranda Exploration. Our executive team has a proven ability to manage large projects in challenging environments.

Velardeña Operations

  Location and Access

        The Velardeña Operations are comprised of two underground mines and two processing plants within the Velardeña mining district, which is located in the municipality of Cuencamé, in the northeast quadrant of the State of Durango, Mexico, approximately 65 kilometers southwest of the city of Torreón, Coahuila and approximately 140 kilometers northeast of the city of Durango, which is the capital of the State of Durango. The mines are reached by a seven kilometer road from the village of Velardeña which is reached by highway from Torreón and Durango. The Velardeña mining district is situated in a hot, semi-arid region.

        Of the two underground mines comprising the Velardeña Operations, the Velardeña mine includes three different major vein systems including the Santa Juana, San Juanes and San Mateo systems. We are currently mining the Santa Juana vein system, which has been the focus of mining efforts at Velardeña since 1995, as well as the San Juanes, Terneras and San Mateo vein systems. We are in the process of building the San Mateo Ramp, which has provided access to the Terneras and San Mateo veins and will provide new access to the Santa Juana veins. When completed, the San Mateo ramp will also provide increased ore haulage capacity from these mining areas. The second mine, the Chicago mine, is a producing mine located on the Chicago property approximately two kilometers south of the Velardeña property.

        We own a 300 tonne-per-day flotation sulfide mill situated near the town of Velardeña, which accounted for approximately one-third of our saleable metals production during 2012. The mill has fully operational lead, zinc, and pyrite flotation circuits which produce lead, zinc and pyrite concentrates from the sulfide ore. Most of the silver is contained in the lead concentrate and most of the gold is in the pyrite concentrate.

        We also own a conventional 550 tonne-per-day cyanide leach oxide mill with a Merrill Crowe precipitation circuit and new installed flotation circuit, which is located adjacent to our Chicago mine, and which accounted for approximately two-thirds of our saleable metals production during 2012. The mill is used to process oxide and mixed sulfide/oxide material from the Velardeña Operations and currently generates gold and silver bearing precipitate that is sold to third party refineries. There is a small refinery at the oxide plant capable of producing doré gold and silver bars. We produced doré in the first and second quarters 2012.

        For the currently producing mines, ore is trucked from the mine mouth to the appropriate processing plant, and each plant has its own tailings ponds. We recently completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings through 2014 at current production levels. We are considering alternatives for future expansion at the sulfide plant and expect to make a decision by year-end 2013. For the oxide plant, we are completing the first stage of a new tailings pond. The first stage provides capacity to treat tailings through 2014 at current production levels. We expect to complete the second stage in early 2014, which would provide tailings treatment capacity for two years at current production levels. Completion of the third stage would provide tailings treatment capacity through 2031 at current production levels. We expect to begin using the new pond at the oxide plant during the second quarter 2013. Power for all of the mines is provided through a substation connected to the national grid. Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Operations.

        The following map shows the location of the Velardeña Operations.

  Property History

        Exploration and mining in the Velardeña district extends back to at least the late 1500's or early 1600's, with large scale operations beginning in 1888 with the Velardeña Mining and Smelter Company. In 1902, the mining operations were acquired by ASARCO, who operated the property until 1926 when the mines were closed. For the next 35 years, the mines were operated from time to time by small companies and local miners. The property was nationalized in 1961, and in 1968 the sulfide processing plant was built by the Mexican Government. In 1994, William Resources acquired the concessions comprising the Velardeña and Chicago properties. In 1997, ECU Gold (the predecessor to ECU Silver Mining Inc.) purchased from William Resources the subsidiaries that owned the concessions. ECU built the oxide processing plant in 1998.

  Title and Ownership Rights

        We hold the concessions comprising the Velardeña Operations through our wholly-owned Mexican subsidiaries Minera William S.A. de C.V. and BLM Minera Mexicana S.A. de C.V. At present, a total of 29 mineral concessions comprise the Velardeña Operations; in 2012 we relinquished rights to four concessions held under a purchase option agreement. The Velardeña Operations encompass approximately 600 hectares. The mineral concessions vary in size and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties.

        The Velardeña Operations are subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining operations and exploration activities. We have a ten-year contract with the Velardeña ejido that provides surface rights for certain access roads to our Velardeña Operations through 2021. We also have a 25-year contract signed in March 2010 with the Vista Hermosa ejido, which provides for surface rights for the oxide plant and tailings area and access to the Chicago mine. In 2012 we entered into an agreement with the Vista Hermosa ejido to purchase the surface rights to the 144 hectares area that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions. We have paid the purchase price, filed the necessary documentation with the National Agrarian Registry (RAN), and are awaiting final approval. We are currently negotiating with the Vista Hermosa ejido an addendum to the contract for additional surface access rights.

  Geology and Mineralization

        The Velardeña district is located at the easternmost limit of the Sierra Madre Occidental on the boundary between the Sierra Madre Oriental and the Mesa Central sub-provinces. Both of these terrains are underlain by Paleozoic and possibly Precambrian basement rocks.

        The regional geology is characterized by a thick sequence of limestone and minor calcareous clastic sediments of Cretaceous age, intruded by Tertiary plutons of acidic to intermediate composition. During the Laramide Orogeny, the sediments were folded into symmetrical anticlines and synclines that were modified into a series of asymmetrical overturned folds by a later stage of compression.

        A series of younger Tertiary stocks have intruded the older Cretaceous limestone over a distance of approximately 15 kilometers along a northeast to southwest trend. The various mineral deposits of the Velardeña mining district occur along the northeast-southwest axis and are spatially associated with the intrusions and their related alteration.

        An important northwest-southeast fracture system is associated with these intrusions and, in many cases, acts as the main focus of mineralization. The Velardeña Operations are underlain by a thick sequence of limestone that corresponds to rocks of the Aurora and Cuesta del Cura formations of Lower Cretaceous age.

        Several types of Tertiary intrusive rocks are present in the Velardeña district. The largest of these rocks outcrops on the western flank of the Sierra San Lorenzo and underlies a portion of the Velardeña Operations. It is referred to as the Terneras pluton and forms a northeast oriented, slightly elongated body, considered to represent a diorite or monzodiorite that outcrops over a distance of about 2.5 kilometers. The adjacent limestone has been altered by contact metamorphism (exoskarn) and locally the intrusive has been metamorphosed (endoskarn).

        The following is a description of the individual geological characteristics and mineralization found on each of the properties comprising the Velardeña Operations.

  Velardeña Mine

        The Santa Juana, Terneras, San Juanes and San Mateo vein deposits on the Velardeña property are hosted by Aurora Formation limestone, the Terneras intrusion and related skarn. The limestone is intruded by a series of multiphase diorite or monzodiorite stocks (Terneras intrusion) and dikes of Tertiary age that outcrop over a strike length of approximately 2.5 kilometers.

        Two main vein systems are present on the Velardeña property. The first is a northwest striking system as found in the Santa Juana deposit, while the second is east-west trending and is present in the Santa Juana, Terneras, San Juanes and San Mateo deposits.

        In the Santa Juana deposit, two main sets of vein trends are observed. The most significant is a steeply northeast-dipping, northwest-trending set that has acted as the main conduit for the mineralizing fluids in the Santa Juana deposit. This direction includes both linear and curved northwest vein sets.

        The Terneras, San Juanes and San Mateo veins all strike east-west and dip steeply north. The most extensive of these is the Terneras vein, which was mined in the past over a strike length of 1,100 meters. All of these veins are observed to have extensive strike lengths and vertical continuity for hundreds of meters. The mineralogy of the east-west system is somewhat different in that it contains less arsenic than the northwest Santa Juana veins.

        Mineralization in the deposits located at the Velardeña mines belongs primarily to epithermal calcite-quartz veins with associated lead, zinc, silver, gold and copper mineralization, typical of the polymetallic vein deposits of northern Mexico. The veins are usually thin, normally in the 0.2 meter to 0.5 meter range, but consistent along strike and down dip. Coxcomb and rhythmically banded textures are common.

  Chicago Mine

        On the Chicago property, the oldest rocks outcropping are Cretaceous limestone of the Aurora Formation which are highly folded. This limestone is locally metamorphosed by the intrusion of the Tertiary dioritic stocks and dykes. The general geology of the Chicago property is very similar to the geology of the Velardeña property. The Chicago veins strike northeast and dip steeply southeast. Chicago ore tends to be higher in lead and zinc and lower in arsenic than the Santa Juana ore. Vein widths at Chicago are variable and tend to be narrower than at the Santa Juana deposit, especially in the skarn host.

  2012 Technical Report

        During the second quarter 2012, the engineering firm of Chlumsky, Armbrust and Meyer ("CAM") completed an estimate of mineralized material at the Velardeña Operations, set forth in the following table:

Classification	Tonnes (Million)	Average Gold Grade (grams/tonne)	Average Silver Grade (grams/tonne)
Mineralized Material	2.3	3.46	195

        The CAM resource estimate assumed a gold price of $1,255.12 per troy ounce, a silver price of $23.28 per troy ounce and a cutoff grade of a net smelter return (NSR) of $120.00 per tonne.

        The current mineralized material estimate includes significantly higher grades with fewer tonnes than previous estimates, resulting in an estimate similar in size to our Canadian predecessor ECU's previous estimate of measured and indicated resources. The CAM estimate was performed about two years after the previous estimate, with typical production during the period between the estimates. We believe that the vein systems have a high rate mineralized material replacement as development on the vein continues on strike and at depth. We and CAM believe that this rate of replacement is likely to continue in the future, and that this deposit is similar to other epithermal vein systems where it is not cost effective or practical to drill the entire deposit. For further detail regarding mineralized material, see "Cautionary Statement Regarding Mineralized Material" above.

  Production

        In 2012 the Velardeña Operations had payable metals production totaling approximately 457,000 ounces of silver and 6,450 ounces of gold for a total of approximately 780,000 silver equivalent ounces. The average quarterly production of silver equivalent ounces at the Velardeña Operations in 2012 was about 60% greater than the approximately 122,000 silver equivalent ounces for silver and gold reported for the second quarter 2011, the final reporting period prior to the Company's acquisition of the Velardeña Operations in September 2011. Additionally, during 2012 the Company produced approximately 1.0 million pounds of payable lead and 1.4 million pounds of payable zinc. The following table shows actual silver, gold and silver equivalent production for September 2011 through December 2011, and for 2012.

	Sep - Dec 2011	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Full Year 2012
Production (payable metals)
Silver (oz)	90,000	110,000	94,400	118,400	134,000	456,800
Gold (oz)	1,300	1,700	1,500	1,930	1,300	6,430
Silver equivalent (AgEq)(oz)	155,000	195,000	169,400	214,900	199,000	778,300

        Production during the first six months of 2012 was negatively impacted primarily by less than planned mine development mainly due to delays in the arrival of underground mining equipment from Argentina. As a result, during the first half of 2012 we continued to mine only in stopes that had been developed and partially mined prior to the September 2011 acquisition of the Velardeña Operations, rather than in newly developed stopes as initially anticipated. This resulted in lower ore grades provided to the processing plant than planned. Production increased during the third quarter 2012 principally due to the arrival of the underground mining equipment, due to an approximately 10% increase in the number of tonnes processed, increased grades resulting from improved ore control procedures in the mine and some ore production from newly developed and non-exploited stopes. Comparing silver and gold grades in mined material from the fourth quarter 2012 to the first quarter 2012, we improved silver grades by approximately 45%, and gold grades by approximately 5%. Gold production during the fourth quarter 2012 was negatively impacted by lower gold recovery at our processing plants primarily due to the occurrence of different metallurgy in some of the newly developed ore areas and to a lesser extent by reduced tonnes mined during the fourth quarter due to shortages of miners and ore control efforts.

        We anticipate 2013 payable production of approximately one million payable silver equivalent ounces, almost 30% greater than 2012 payable production. We expect an approximately 80% increase in payable silver production in 2013, combined with an approximate 30% decrease in payable gold production. We also expect to produce approximately 4 million pounds of combined payable lead and zinc in 2013. Forecasted improvement in silver output is a result of increased grade due primarily to improved longitudinal vein dilution control and improved recoveries resulting from the late 2012 addition of a flotation circuit ahead of the leach circuit in the oxide plant. The flotation circuit is currently operating and producing a lead concentrate averaging between 15 to 20 kilograms (480 to 640 ounces) of silver per tonne. The forecasted decrease in gold production is primarily the result of reduced gold recoveries in the current plant configuration from material mined from new areas which appears to have a different gold metallurgy than material previously mined.

  Velardeña Operations and Plans

        Since we acquired the Velardeña Operations in September 2011, we have made significant mining and processing improvements. Through January 2013, we have completed about 1.5 kilometers of the planned 1.9 kilometers San Mateo ramp, which has permitted us to access the Terneras and San Mateo vein systems at the Velardeña mine. When completed, anticipated in the third quarter 2013, the San Mateo ramp will provide improved access to the lower workings of the Santa Juana vein system, which has the largest number of vein units and slightly higher grade than the Chicago and San Juanes mining areas, where about 50% of our mining was done in 2012. Completion of the ramp will permit more efficient and less costly ore haulage by 35 tonne trucks, rather than by the existing interior hoisting system that is capped at 300 tonnes per day, and should permit the Company to increase output as the mine develops.

        During 2012 we completed the transfer of approximately $4.0 million of mobile underground mining and ancillary equipment no longer required at El Quevar to the Velardeña Operations, and purchased approximately $5.0 million of additional mobile underground mining and ancillary equipment. With this equipment, we were able to increase our rate of mine development in the second half of 2012, completing approximately 6,100 meters of development work for all of 2012 including 570 meters advancement of the San Mateo ramp. We implemented improved ore control procedures in the mine and have significantly reduced lateral dilution with improved mining techniques which, together with access to unexploited mining, increased our ore production and average grades in the second half of 2012. We are now focusing on optimizing our mine plans and on the reduction of longitudinal dilution, which we expect to result in increased average grades of material mined in 2013.

        In addition to these operating improvements, we continued to improve safety equipment, training and performance at the Velardeña Operations in 2012. We completed a new tailings pond for the sulfide plant and expect to complete in the first quarter 2013 the first phase of a new tailings pond for the oxide plant. We improved environmental compliance as described below under "—Environmental Matters and Permitting". We also negotiated new contracts with both of the unions active at our operations.

        We also have made significant processing improvements in the oxide and sulfide plants in 2012. In addition to improved plant availabilities due to improved maintenance and other plant optimization work, we completed the installation and commissioning of a new flotation circuit at the oxide plant, which we are now using ahead of the leach circuit to produce a high grade silver lead concentrate that is sold with the lead concentrates produced at the sulfide plant. We also doubled the capacity of the Merrill Crowe circuit at the oxide plant. The additional capacity should be operational in early 2013 and will improve the recovery of silver and gold in precipitates and allow for increased production of precipitates as throughput in the oxide plant ramps up during 2013. We processed an average of approximately 500 tonnes per day through the plants in 2012 and expect to process an average of from 500 to 600 tonnes per day in 2013. In moving into the previously unexploited material, we have encountered metallurgical differences in mined material that appears to result in significant increases in silver grades and recoveries and decreases in gold recoveries. Thus, while we expect to process slightly more material through our plants in 2013 than in 2012, with significant increases in salable silver production, we plan to defer any significant ramp-up in processing rates to focus on attaining cash positive operations and improving gold recoveries.

        In connection with potential expansion of the Velardeña Operations, in 2012 we conducted preliminary design and engineering and testing work on an autoclave, with a view towards its potential to improve gold recoveries. Primarily due to the recent decrease in gold recoveries that appears to result from changes in metallurgy in the ore currently being mined, we are testing other technologies to improve gold recoveries. As part of this effort, we have commenced test work on an Albion oxidation process. Initial test work for the Albion process is encouraging, and we expect that installation in the sulfide plant of an Albion oxidation circuit for recovery of the gold bearing pyrites would require significantly less capital than would an autoclave. Additional testing is required to confirm the potential of the Albion process, and we have sent additional sample material to Australia to confirm initial test results and to permit the development of engineering parameters and a preliminary construction budget. We have also shipped a sample of tails from the oxide plant to a U.S. testing facility to evaluate whether the addition of a Knelson gravity gold/pyrite recovery circuit could improve gold recoveries at the oxide plant. This type of circuit could also enhance gold recovery at the sulfide plant. If the tests are successful, Knelson concentrators could be installed later in 2013.

        We anticipate approximately $7.5 million in capital, project and development expenditures at the Velardeña Operations in 2013, with approximately half of that amount spent on mine development including the San Mateo ramp. With the current and advancing development of the San Mateo ramp, we are now able to position core drills underground to penetrate the Santa Juana area beneath current mining. Drilling is also ongoing in the Chicago mine in an attempt to define oxide tonnes for the oxide plant leaching circuit. In addition, we are continuing work to optimize mine plans and plant performance. We believe that the process test work and underground drill program described above should provide the basis for better planning and evaluation of expansion options later in the year.

  Product Mix

        In 2012 the Company produced marketable products at the Velardeña Operations including precipitates that contain payable quantities of gold and silver, doré, and lead, zinc and pyrite concentrates that contain payable quantities of gold, silver, lead and zinc.

  Precipitates

        The oxide plant at the Velardeña Operations is a typical agitation leach circuit utilizing Merrill-Crowe to produce a filtered precipitate product containing approximately 40% to 45% silver and about 0.5% gold. The precipitate also contains about 10% to 12% lead, 2% copper and 40% other base metals and insoluble elements. The precipitate is sold directly to customers or fed directly to a small furnace at the oxide plant to smelt the precipitates into a silver and gold doré bar. The Company is currently selling all of its precipitates produced from the oxide plant directly to customers. During 2012, the Company sold precipitates to three different customers, as described below. Typically, the Company is paid for 95% to 97% of the contained gold and contained silver in the precipitates with minimal charges for treatment and refining costs. Minimal freight costs to ship the product to the customers are borne by the Company. Pricing is generally determined with reference to an average monthly price for gold and silver relating to the month the precipitates are received by the customer.

  Doré

        The silver and gold doré bars produced at the Velardeña Operations oxide plant typically contain about 85% to 90% silver, 2% to 3% gold, and 6% to 8% lead, with the balance being other base metals and insoluble elements. Bars produced generally weigh around 20 to 25 kilograms. The furnace is capable of matching the throughput of the oxide plant up to about 300 tonnes per day, or slightly more than half the maximum capacity of the oxide plant. Because of lower silver recoveries experienced during the smelting process, the Company ceased producing doré in the second quarter 2012 and is instead selling precipitates.

  Concentrates

        The sulfide plant at the Velardeña Operations contains a typical flotation circuit that produces lead, zinc and pyrite concentrate products.

        Lead concentrates comprise approximately 10% to 15% of total concentrate production from the sulfide plant. The lead concentrates have typical assays of 35% to 40% lead, 4,500 to 5,000 grams per tonne silver, 5 to 10 grams per tonne gold, 5% to 6% zinc and 3% to 4% copper. After metal deductions, the Company is typically paid for 95% of contained lead and silver with lesser amounts payable for the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges currently range from $350 to $400 per tonne. Additional charges are incurred for gold and silver refining and penalties are assessed for certain elements, such as arsenic and antimony that exceed agreed limits.

        Zinc concentrates comprise approximately 15% to 20% of total concentrate production from the sulfide plant. The zinc concentrates have typical assays of 40% to 45% zinc, 600 to 700 grams per tonne silver, 3 to 5 grams per tonne gold and 5% to 6% lead. After metal deductions, the Company is typically paid for approximately 80% of contained zinc and 55% of silver with lesser amounts payable for the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges currently range from $200 to $250 per tonne. Additional charges are incurred for gold and silver refining and penalties are assessed for certain elements, such as arsenic, that exceed agreed limits.

        Pyrite concentrates comprise approximately 65% to 75% of total concentrate production from the sulfide plant. The pyrite concentrates have typical assays of 17 to 19 grams per tonne gold, approximately 200 grams per tonne silver and 33% to 38% sulfur. The Company is generally only paid for 60% to 65% of the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges currently range from $150 to $200 per tonne, with additional penalties assessed for certain elements, such as zinc, that exceed agreed upon limits.

  Customers

        During 2012 all of the Company's revenues from mining operations were attributable to the sale of products produced from the Velardeña Operations, including silver and gold doré bars, precipitates, and lead, zinc and pyrite concentrates. During the first half of 2012, the Company sold all of the doré bars produced to a single customer pursuant to a purchase contract with a three year term expiring in September 2013. Under the purchase contract, we are required to sell to the customer all of the doré bars produced from the Velardeña Operations, but the contract does not require that the Company produce a doré product. Because of lower silver recoveries experienced during the smelting process as noted above, the Company stopped producing the doré bars during the second quarter 2012 and began selling to the same customer precipitates under a separate contract that expires at year-end 2013. Under this contract, the Company is required to deliver to the customer a minimum of 65% of all the precipitates produced during the contract period. The Company has additional customers to which it sold precipitates during 2012 on a spot basis. The Company also sold lead, zinc and pyrite concentrate products to various customers during 2012 under exclusive annual contracts that are generally re-negotiated each calendar year.

        The global gold and silver markets are competitive with numerous banks and refineries willing to buy doré and numerous refineries willing to buy precipitates and concentrates on short notice. We have indentified other precipitate customers during the bidding process as additional avenues in which to sell our product. We do not believe the loss of the customer that previously purchased all of our doré production and currently purchases approximately 65% of our precipitate production would materially delay, disrupt or reduce revenues.

  Environmental Matters and Permitting

        We have conducted environmental audits of the Velardeña Operations in 2011 and 2012 and identified non-compliance matters that are being remediated, including general site clean-up and permit renewals. During 2012 we spent approximately $100,000 remediating or otherwise addressing these issues. In addition to the $100,000 spent during 2012, we currently do not expect that future costs addressing these issues will exceed $300,000. In early 2012, for the sulfide plant, we applied for and were accepted into the Mexican National Environmental Auditing Program ("NEAP"). Under NEAP, we are participating in an audit program that verifies compliance with existing regulations and identifying non-regulated potential issues that could result in environmental contingencies. Under the program, we have received recommendations regarding steps to be taken to achieve compliance, and we have agreed to a schedule for achieving compliance. If we comply with the recommendations, we will obtain a "clean industry" certification issued by the Mexican government. We except to complete this process by year-end 2013.

        We hold various permits required to conduct our current operations at the Velardeña Operations, and our participation in NEAP allows us to continue our current operations during the remediation of non-compliance matters. We are required to update our environmental licenses and environmental impact assessments for expansion of or modification to any of the existing two plants. The construction of new infrastructure beyond the current plant facilities also would require additional permitting, which could include environmental impact assessments and land use permits. We do not expect to have difficulty obtaining additional permits or environmental impact assessments.

  Certain Laws Affecting Mining in Mexico

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

  The Concession System

        Under Mexican law, mineral resources are property of the Mexican republic, and a mining concession, granted by the Executive branch of the federal government, is required for the exploration, exploitation and processing of mineral resources. Mining concessions may only be granted to Mexican individuals domiciled in Mexico or companies incorporated and validly existing under the laws of Mexico. Mexican companies that have foreign shareholders must register with the National Registry of Foreign Investments and renew their registration on an annual basis. Mining concessions grant rights to explore and exploit mineral resources but do not grant surface rights over the land where the concession is located. Mining concession holders are required to negotiate surface access with the land owner or holder (e.g. agrarian communities) or, should such negotiations prove unsuccessful, file an application with the corresponding administrative authority (Ministry of Economy or Ministry of Agrarian-Territorial-Urban Development) to obtain an easement, temporary occupancy, or expropriation of the land, as the case may be. An application for a concession must be filed with the Mining Agency or Mining Delegation located closest to the area to which the application relates.

        Mining concessions have a term of 50 years from the date on which title is recorded in the Public Registry of Mining. Holders of mining concessions are required to comply with various obligations, including the payment of certain mining duties based on the number of hectares of the concession and the number of years the concession has been in effect. Failure to pay the mining duties can lead to cancellation of the relevant concession. Holders of mining concessions are also obliged to carry out and prove assessment works in accordance with the terms and conditions set forth in the Mining Law and its regulations. The regulations to the Mining Law establish minimum amounts that must be spent or invested on mining activities. A report must be filed in May of each year regarding the assessment works carried out during the preceding year. The mining authorities may impose a fine on the mining concession holder if one or more proof of assessment works reports is not timely filed.

  Environmental Legislation

        Mining development projects in Mexico are subject to Mexican federal, state and municipal environmental laws and regulations for the protection of the environment. The principal legislation applicable to mining projects in Mexico is the federal General Law of Ecological Balance and Environmental Protection, which is enforced by the Federal Bureau of Environmental Protection, commonly known as "PROFEPA". PROFEPA is the federal entity in charge of carrying out environmental inspections and negotiating compliance agreements. Voluntary environmental audits, coordinated through PROFEPA, are encouraged under the federal General Law of Ecological Balance and Environmental Protection. PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. If warranted, PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which proceedings may result in the temporary or permanent closure of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines. According to the Federal Criminal Code, PROFEPA must inform the relevant governmental authorities of any environmental crimes that are committed by a mining company in Mexico.

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

  Taxes in Mexico

        Mexico has a federal corporate income tax rate of 30%, which will decrease to 29% in 2014 and 28% in 2015, according to a transitory provision of the Income Tax law. There are no state taxes on corporate net income. In determining their corporate income tax, entities are allowed to subtract from gross income various deductions permitted by law and they are allowed a ten year carry-forward of net operating losses. Once a corporation has paid its income tax, after-tax earnings may be distributed to the shareholders with no tax charge at the corporate level and without income tax withholding regardless of the tax residence of the recipient. A foreign resident company is subject to income tax if it has a permanent establishment in Mexico. In general, a permanent establishment is a place of business where the activities of an enterprise are totally or partially carried out and includes, among others, offices, branches and mining sites.

        Mexico has several taxes in addition to income tax that are relevant to most business operations, including: (i) the Single Rate Business Tax (the "Flat Tax"); (ii) the Value Added Tax ("VAT"); (iii) import duties; (iv) various payroll taxes; and (v) statutorily entitled employee profit sharing ("PTU"). In addition, annual mining concession fees are charged by the government; currently no royalties are imposed on the extraction or sale of precious metals.

        The Flat Tax applies to a taxpayer's income from worldwide sources, as well as to a foreign resident on the income attributed to its permanent establishments located in Mexico, at a rate of 17.5%. In general, the Flat Tax follows a cash flow system, and in some ways operates similarly to an alternative minimum tax. Any income tax effectively paid in the same fiscal year is creditable against the Flat Tax; thus a taxpayer pays the higher of income tax or the Flat Tax in a given year. However, Flat Tax payments (i.e. credits) may not be used to offset the regular income tax in future years. Any losses calculated from the Flat Tax may be carried forward for up to 10 years to be offset against future income subject to the Flat Tax.

        VAT in Mexico is charged upon alienation of goods, performance of independent services, grant of temporary use or exploitation of goods, or import of goods or services that occur within Mexico's borders, at a rate of 16% except in certain border areas where the tax rate is 11%. There is no VAT in the case of export of goods or services or for the sale of gold, jewelry, and gold metalwork with a minimum gold content of 80%, excluding retail sale to the general public. The sale of mining concessions is subject to VAT as concessions are not considered to be land. VAT paid by a business enterprise on its purchases and expenses may usually be credited against its liability for VAT collected from customers on its own sales. In addition, VAT may also be refunded or overpayments may be used to offset tax liabilities arising from other federal taxes.

        Import duties apply for goods and services entering the country, unless specifically exempted due to a free trade agreement or if registered under specific programs like IMMEX, under which we are currently registered. Payroll taxes are payable in most states including Durango, and social security, housing and pension contributions must be made to the federal government when paying salaries.

        Also, employees are statutorily entitled to a portion of the employer's pre-tax profits, called PTU. The rate of profit sharing is currently 10% of the employer's taxable income as defined by the Income Tax law. A taxpayer may reduce its income tax base by an amount equal to the PTU. Certain companies are exempt from paying PTU, which include companies in the extractive industry (principally the mining industry) during the period of exploration.

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

  Property History

        Mining activity in and around the El Quevar project dates back at least 80 years. Between 1930 and 1950, there was lead and silver production from small workings in the area; we have no production records from that period. The first organized exploration activities on the property occurred during the 1970s, although no data from that period remains. Over the last 30 years, several companies have carried out exploration activity in the area, including BHP Billiton, Industrias Peñoles, Mansfield Minerals and Hochschild Mining Group, consisting primarily of local sampling with some limited drilling programs in the area.

  Title and Ownership Rights

        The El Quevar project is currently comprised of 32 exploitation concessions. We hold 31 of the concessions directly, and we control the Nevado I concession, located approximately four kilometers from the Yaxtché target, pursuant to a purchase option agreement with the third-party concession owner. Our remaining payment on the Nevado I option agreement totals $700,000 and has been extended to June 22, 2013. In total, the El Quevar project encompasses approximately 55,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

        We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions. The Yaxtché deposit is located primarily on the Castor concession. We are also required to pay a 3% royalty to the

Salta Province based on the mine mouth value of minerals extracted from any of our concessions. To maintain all of the El Quevar concessions, we expect to pay to the Argentine government approximately $34,000 in 2013. We expect this annual holding payment to continue to increase annually as the exploration concessions are converted into mining concessions.

        The surface rights at El Quevar are controlled by the Salta Province. There are no private properties within the concession area. To date, no issues involving surface rights have impacted the project. Although we have unrestricted access to our facilities, we have applied for and recently been granted easements to further protect our access rights.

  Geology and Mineralization

        The geology of the El Quevar project is characterized by silver-rich veins and disseminations in Tertiary volcanic rocks that are part of an eroded stratovolcano. Silver mineralization at El Quevar is hosted within a broad, generally east-west-trending structural zone and occurs as a series of north-dipping parallel sheeted vein zones, breccias and mineralized faults situated within an envelope of pervasively silicified brecciated volcanic rocks. There are at least three sub-parallel structures that extend for an aggregate length of approximately 6.5 kilometers. Several volcanic domes (small intrusive bodies) have been identified and mineralization is also found in breccias associated with these domes, especially where they are intersected by the structures. The silver mineralization at the Yaxtché zone is of epithermal origin. The cross-cutting nature of the mineralization, the assemblage of sulfide and alteration minerals, and the presence of open spaces with euhedral minerals, all point to an origin at shallow to moderate depths (a few hundred meters below surface) from hydrothermal solutions.

  2012 Technical Report

        During the second quarter 2012 RungePincockMinarco ("RPM") (formerly Pincock Allen & Holt) completed an updated estimate of mineralized material at our El Quevar project. The estimate assumed mining of oxide material from an open pit on the east end of the Yaxtché deposit and sulfide material from both the open pit and an underground mine on the western portion of the Yaxtché deposit. According to the RPM estimate, based on results from 270 core drill holes, mineralized material in the Yaxtché zone, at a cut-off grade of 26 grams per tonne silver for the open pit and 100 grams per tonne silver for underground material, and using a three year average silver price of $24.41 per ounce, was as follows:

Tonnes (000s)	Average silver grade (g/tonne)
6,024	147.5

        The estimate of mineralized material increased significantly over the 2010 estimate based on data from the 168 drill holes then available. The RPM estimate used preliminary mining pit and underground stope shapes and conceptual economic factors and grade capping parameters that reduced the reported grade from that previously estimated. For further detail regarding mineralized material, see "Cautionary Statement Regarding Mineralized Material" above.

  Sampling

        Drill cores are maintained in a secure facility at the El Quevar campsite before and after splitting. Golden Minerals personnel were responsible for logging, sampling, splitting, and shipping cores to the laboratory facilities. The insertion of standards and blanks is carried out at the project site, while the duplicate coarse rejects and pulps are selected by each commercial laboratory. El Quevar samples have been analyzed at two independent laboratories. The quality assurance/quality control program used at El Quevar includes regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination and standards are used to check for grade-dependent biases. Duplicate samples are used to monitor sample batches for potential sample mix-ups and to monitor the data variability as a function of laboratory error and sample homogeneity. Standard reference materials were not inserted at the project site or at the lab after April 2011. Select high grade samples were re-assayed.

  Exploration and Advancement of El Quevar

        The Yaxtché deposit is the primary target currently identified at the El Quevar project. Our early work at El Quevar indicated that underground mining of the Yaxtché deposit should be more economically feasible than open pit mining methods. Following initial drill programs, we conducted underground drifting to provide us with larger volume samples than available through drilling.

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

        Based on further drilling and analysis conducted in 2011 and 2012, we believe that the El Quevar deposit may be amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. The analysis included metallurgical analyses of composites made from core samples from the central and west portions of the El Quevar project that was focused on determining the response to various types of processing and recovery methods, including whole ore cyanidation, sulfide flotation, and a combination of cyanidation of flotation concentrates and tailings leach. In 2012 we spent approximately $5.0 million at our El Quevar project on holding and maintenance costs and continued project evaluation including geologic studies. From the inception of our exploration activities in 2004 through December 31, 2012 we have spent approximately $70.0 million on exploration and related activities at El Quevar.

        In late 2012 through early 2013 we initiated a round of exploration drilling consisting of 2,400 meters in 16 drill holes designed to discover additional mineralized areas. As of January 2013, we have completed a project total of approximately 100,000 meters of core drilling in 410 drill holes. Of these holes, 272 were drilled to test the Yaxtché zone for potential mineralization, with about 75% of the holes intersecting significant silver mineralization. Our work indicates that the Yaxtché deposit is at least 2 kilometers in strike length and is continuous laterally and to depths of more than 300 meters below surface in the main area. The recent results also support a possible eastward extension of the Yaxtché deposit and recognize an emerging new mineralized trend 5 kilometers north of the Yaxtché deposit. We recognize that more drilling is needed in these new areas and are soliciting a joint venture partner to advance the project. In 2013 we expect to spend approximately $3.5 million at our El Quevar project on holding and maintenance costs and continued project evaluation.

  Environmental Liability and Permitting

        We have obtained all necessary permits for our current exploration activities at the El Quevar project from the Mining Secretary of the Salta Province. If the El Quevar project proceeds to development and construction, we would be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina. We have completed environmental baseline studies, and a further environmental impact assessment process would be required to support the permits necessary for construction and operations. While we are not aware of any significant obstacle to obtaining the required permits, we have not yet formally begun to seek the necessary approvals.

  Certain Laws Affecting Mining in Argentina

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

        According to Argentine law, mineral resources are subject to regulation in the provinces where the resources are located. Each province has the authority to grant mining exploration permits and mining exploitation concession rights to applicants. The Federal Congress has enacted the National Mining Code and other substantive mining legislation, which is applicable throughout Argentina; however, each province has the authority to regulate the procedural aspects of the National Mining Code and to organize the enforcement authority within its own territory.

        In the province of Salta, where the El Quevar project is located, all mining concessions are granted by a judge in the Salta Mining Court. The type of mineral concessions relevant to the El Quevar project is the exploitation concessions. Exploitation concessions are subject to a canon payment fee which shall be paid, in advance, twice a year (before June 30th and December 31st of each calendar year). For 2012 we paid a total of approximately $28,000 to maintain our El Quevar exploitation concessions, and we expect our total payments in 2013 to be approximately $34,000. The expected increase in 2013 is due to the conversion of exploration concessions into exploitation concessions. Exploration concessions are not subject to mining patents while exploitation concessions are subject to mining patents.

        Exploitation concessions may be granted (i) if any mineral is discovered as a consequence of an exploration process (with an exploration permit); (ii) if any mineral is discovered by "chance" (without an exploration process or what is called "direct discovery"); or (iii) when an exploitation concession has been posted in the register as vacant due to the lack of compliance with the requirements stated by law and timely applied by a third party. An environmental impact report should be provided with a mining exploitation concession application and must be approved by the provincial mining authority. Such environmental impact report should be updated every two years and must be approved by the provincial mining authority. Subject to compliance with all the requirements provided under Argentine Law, including but not limited to, timely canon fee payment, timely filing of the legal labor and legal survey requests, timely submission and compliance with the mining investment plan, and timely performance of the legal survey, an exploitation concession may be maintained indefinitely. In addition to the canon payment (maintenance fee), metals mines in the Salta Province are subject to a mine mouth royalty of 3% of metals extracted.

        Our activities in Argentina are also subject to both federal and provincial environmental laws and regulations. We currently expect the impact of such laws and regulations on our El Quevar project to be minimal. New legislation passed by Argentina's federal legislature intended to protect the country's glaciers could potentially affect the mining industry in Argentina. In order to offset the effect of the new legislation, many provincial legislative bodies, including those in the province of Salta, have passed their own glacier-related legislation. Neither the federal nor the provincial legislation is currently expected to affect the El Quevar project.

        Additionally, in October 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina would have to repatriate all their export proceeds. Under the new decree, all export revenues generated by mining companies are repatriated into Argentina for local foreign-exchange conversion prior to transfer overseas. As such, if we ultimately produce minerals from the El Quevar project in Argentina, the repatriation policy may increase foreign exchange transaction costs.

  Taxes in Argentina

        Argentina has a federal income tax rate of 35%, and the income tax law allows for a five-year carryforward of net operating losses. Argentina has several taxes in addition to income tax. The more significant taxes under the general tax system include (i) a Value Added Tax ("VAT") charged at an average rate of 21% for the majority of goods and services provided in Argentina, as well as for imports into Argentina, unless specifically exempted, and which is refunded through exports or other procedures; (ii) an import duty for goods and services entering the country, unless specifically exempted due to the mining investment legislation or free trade agreements; (iii) a provincial gross receipts tax of 1% applied to non-exported sales transactions in addition to VAT; (iv) a minimum presumed tax equivalent to 1% of the total asset value of an entity; (v) a wealth tax of 0.5% of the equity value of an entity; (vi) a bank tax of 0.6% of each debit and credit transaction and (vii) a stamp tax of 1% applied over the gross value of executed agreements. For the metals extraction business, there is a 3% royalty on the mine mouth value of the mineral extracted for those companies not inscribed under the Argentina Mining Investment Law (described below). Also, for exported minerals, Argentina imposes an export tax of 5% for silver doré and 10% for silver concentrates.

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

        In June 2012, Argentina cancelled its income tax treaty with Spain, effective January 1, 2013. Spanish shareholders of Argentinean entities benefited from an exemption from the 0.5% wealth tax described above, and from reduced withholding tax rates under the treaty. The Argentina subsidiary holding the El Quevar project is currently owned by a Spain subsidiary of Golden Minerals Company.

Exploration Properties

        In addition to El Quevar, we currently control a portfolio of approximately 40 exploration properties located primarily in certain traditional precious metals producing regions of Mexico and South America. In 2012 we made significant progress in our strategic efforts to rationalize our portfolio of exploration properties. During 2012 and the first quarter 2013, we completed exploration property sales totaling approximately $9.0 million and relinquished other properties no longer of interest, thus reducing our portfolio from about 80 properties containing about 730,000 hectares to about 40 properties containing about 320,000 hectares. Since 2011, we have reduced ongoing expenditures for the exploration program by approximately 75 percent. In 2013, we expect to continue our efforts to sell and divest approximately half of our remaining exploration properties, and plan to focus future exploration efforts in 2013 on a few selected targets in Argentina and Mexico. During 2013, we expect our expenditures for the exploration program to total approximately $5.0 million, approximately $890,000 of which is expected to be attributable to property holding costs in Mexico.

Zacatecas (Mexico)

        Our 100% controlled Zacatecas silver and base metals project in Mexico is in an advanced stage of exploration. Although we believe that the Zacatecas project may contain significant silver and other mineralization, we have not completed a feasibility study on the property, and the property may not advance further.

        The Zacatecas Mining District is located in the central part of Mexico, in the Faja de Plata mineral belt. Our Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. All of our Zacatecas properties can be easily reached within 10 kilometers from the city of Zacatecas by paved and dirt roads. A location map is shown below.

        We own approximately 195 concessions totaling approximately 8,600 hectares in the Zacatecas project. To maintain all of the concessions in the Zacatecas project, we pay approximately $110,000 per year to the Mexican government. We are party to a finder's fee agreement with an individual, which requires that we pay a 1% net smelter royalty on any mineral production from certain of our Zacatecas claims. We also have the obligation to pay a 1% net smelter royalty on the San Sabino concession, which we may buy back for $1,000,000 and a 2% net smelter royalty on the San Gil concession. For the San Gil concession, on the first anniversary of production, we will be required to purchase the San Gil royalty for $575,000. At that time we will no longer be obligated to pay the 2% royalty.

  Exploration Activities

        From 1994 to 2005, we performed sporadic reconnaissance work on some of the Zacatecas concessions, including taking approximately 2,000 surface samples. In 2006, we began systematic reconnaissance work on all concessions that we controlled. On the basis of this and our previous work in the Zacatecas region, we identified certain projects in which have performed more detailed mapping work, trenching, detailed sampling and drilling. We plan to continue low cost surface exploration work on the concessions including mapping and sampling to develop additional drill targets.

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

        The Zacatecas Formation is composed of a sequence of sericitized phyllites and metamorphosed shales, sandstones, conglomerates and limestone. These rocks are host to some veins such as those of the El Bote vein system and the deeper portions of the Mala Noche vein system.

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

        During the Oligocene-Miocene period, extensive deformation occurred that produced normal faulting, forming grabens and horsts bearing generally north- northeast/south-southwest. It was during this phase of deformation that most of the epigenetic mineral deposits were formed.

San Diego (Mexico)

        We own a 50% interest in the San Diego silver and gold exploration property, which is subject to a joint venture agreement between ECU and Golden Tag Resources Ltd. with each company holding 50% of the joint venture. The property consists of four concessions and the operations of the joint venture are currently managed by Golden Tag. Golden Tag has the option to earn an additional 10% interest in this joint venture by completing expenditures related to further exploration drilling and completing an updated resource assessment, which is underway. We hold the concessions in the San Diego property through our wholly-owned Mexican subsidiary Minera William S.A. de C.V.

        The San Diego property, located in the State of Durango, Mexico, is situated approximately nine kilometers northeast of the Velardeña property and contains the La Cruz-La Rata and El Trovador mines as well as a number of other shallower shafts which were sunk on narrower veins such as the Cantarranas, Montanez and El Jal. The mineralization at San Diego is similar in many respects to that at our Velardeña Operations but appears to contain less gold. During 2012 a Phase 6 drilling program was completed which included 5 drill holes totaling 5,500 meters. The results of the Phase 6 program are being analyzed and we expect results will be reported in the first quarter 2013 by Golden Tag.

Farm-outs, Royalties and Other Dispositions

        Exploration properties that we choose not to advance are evaluated for joint venture, sale of all or a partial interest, and royalty potential. We currently have minority ownership interests and/or royalties in or have disposed of the following properties that were once part of our exploration portfolio:

  •
  Platosa Royalty (Mexico).  During the second quarter 2012, the Company sold its remaining 1% net smelter return royalty interest over a portion of the previously owned Platosa silver-lead-zinc property in Mexico to Excellon for $2.4 million.

  •
  Zacatecas Royalty (Mexico).  With respect to certain concessions in a portion of our Zacatecas project in Mexico sold to a subsidiary of Capstone Mining Corp in August 2009, we are entitled to a net smelter return of 1.5% on the first one million tonnes of production from the concessions sold, and a 3% net smelter return on production in excess of one million tonnes from the concessions sold. Additionally, the net smelter return on production in excess of one million tonnes escalates by 0.5% for each $0.50 increment in copper price above $3.00 per pound of copper. There is currently no production on these concessions.

  •
  Paca Pulacayo (Bolivia).  In January 2011, we sold to Apogee Minerals Limited ("Apogee") all of the issued and outstanding shares of a Bolivian subsidiary that held a 100% interest in the Paca Pulacayo property in Bolivia. The purchase price paid by Apogee was 5,000,000 common shares of Apogee issued in January 2011 and an additional 3,000,000 common shares of Apogee plus $500,000 issued and paid in July 2012. The Company has sold all of the Apogee shares.

  •
  Silex Bolivia/Memisa (Bolivia).  In October 2012, we closed on the sale of almost 100% of our interest in two exploration subsidiaries that hold exploration properties in Bolivia, Silex Bolivia S.A. and Minera Memisa S.A., to a subsidiary of Sumitomo Corporation for $250,000.

  •
  Mexico Claims (Mexico).  In November 2012, we completed the sale of four claims in Mexico owned by our subsidiary Minera Cordilleras CV de SA to Exploraciones Mineras Parreña, a subsidiary of Fresnillo PLC for $1.7 million. The claims totaled over 16,000 hectares located approximately 40 kilometers southwest of the city of Fresnillo.

  •
  Minera Silex Peru (Peru).  In February 2013, we entered into an agreement with Compañía de Minas Buenaventura S.A.A. ("Buenaventura") to sell most of our exploration concessions in Peru for $4.3 million. During February 2013, we completed transactions for approximately $3.5 million of that amount. The sale to Buenaventura of the remaining $0.8 million in exploration properties was conditioned upon the receipt of third party consents by February 28, 2013. Although the consents were not received by February 28, 2013 and this date has not been extended, the Company is continuing discussions regarding the third party consents as of the filing date of this Form 10-K with both Buenaventura and the third parties.

Executive Officers of Golden Minerals

Name	Age	Position
Jeffrey G. Clevenger	63	Chairman, President and Chief Executive Officer
Deborah J. Friedman(1)	60	Senior Vice President, General Counsel and Corporate Secretary
Warren M. Rehn	58	Senior Vice President, Exploration and Chief Geologist
Robert P. Vogels	55	Senior Vice President and Chief Financial Officer

(1)
Ms. Friedman is a partner at Davis Graham & Stubbs LLP and devotes approximately half her time to service as Senior Vice President, General Counsel and Corporate Secretary of Golden Minerals.

        Jeffrey G. Clevenger.    Mr. Clevenger has served as our Chairman of the Board and as our President and Chief Executive Officer since March 2009. He served as a director and President and Chief Executive Officer of Apex Silver from October 2004 until March 2009. Mr. Clevenger worked as an independent consultant from 1999 when Cyprus Amax Minerals Company, his previous employer, was sold until he joined us in 2004. Mr. Clevenger served as Senior Vice President and Executive Vice President of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as President of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was Senior Vice President of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including President and General Manager of Phelps Dodge Morenci, Inc. He is a Member of the American Institute of Mining, Metallurgical and Petroleum Engineers and the Metallurgical Society of America. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate of the Advanced International Senior Management Program of Harvard University.

        Deborah J. Friedman.    Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2009. She served as Senior Vice President, General Counsel and Corporate Secretary of Apex Silver Mines from July 2007 until March 2009. Ms. Friedman is also a partner at Davis Graham & Stubbs LLP, where her practice focuses primarily on securities, finance and transactional matters for publicly-traded mining companies. She was on leave from Davis Graham & Stubbs LLP from July 2007 to May 2009 while she was employed by Apex Silver. Ms. Friedman has been a partner at Davis Graham & Stubbs LLP since August 2000, and she was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J.D. from the University of Michigan Law School.

        Warren M. Rehn.    Mr. Rehn was appointed Vice President, Exploration and Chief Geologist in February 2012 and subsequently promoted to Senior Vice President, Exploration and Chief Geologist in December 2012. From 2006 until February 2012, Mr. Rehn held various positions at Barrick Gold Exploration, Inc., serving most recently as Chief Exploration Geologist for the Bald Mountain and Ruby Hill mining units. From 2005 until 2007, Mr. Rehn was a consulting geologist for Gerson Lehman Group, which provides consulting services to various industries, including geology and mining. Mr. Rehn served as a Consulting Senior Geologist at Placer Dome Exploration, Inc. in 2004 and as an independent consulting geologist throughout the Americas from 1994 until 2003. He served as a Senior Geologist at Noranda Exploration, Inc. from 1988 until 1994. Mr. Rehn holds an M.S. in Geology from the Colorado School of Mines and a B.S. in Geological Engineering from the University of Idaho.

        Robert P. Vogels.    Mr. Vogels was named Senior Vice President and Chief Financial Officer in March 2009. Mr. Vogels served as Controller of Apex Silver from January 2005 to March 2009 and was named Vice President in January 2006. Prior to joining Apex Silver, Mr. Vogels served as corporate controller for Meridian Gold Company from January 2004 until December 2004. He served as the controller of INCO Limited's Goro project in New Caledonia from October 2002 to January 2004. Prior to joining INCO, Mr. Vogels worked from 1985 through October 2002 for Cyprus Amax Minerals Company, which was acquired in 1999 by Phelps Dodge Corp. During that time, he served in several capacities, including as the controller for its El Abra copper mine in Chile from 1997 until March 2002. Mr. Vogels began his career in public accounting as a CPA. He holds a B.Sc. in accounting and an MBA degree from Colorado State University.

Metals Market Overview

        We are an emerging precious metals producer with silver and gold mining operations in Mexico and a large silver advanced exploration project in Argentina. Descriptions of the markets for these metals are provided below.

Silver Market

        Silver has traditionally served as a medium of exchange, much like gold. Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make it a widely used industrial metal. While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are industrial, primarily in electrical and electronic components, photography, jewelry, silverware, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, the use of silver in the photovoltaic and solar panel industries is growing rapidly and new uses of silver are being developed in connection with the use of superconductive wire and radio frequency identification devices.

        Most silver production is obtained from mining operations in which silver is not the principal or primary product. The CPM Group, a precious metal and commodities consultant, estimates in its Yearbook 2012 that approximately 77% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits.

        The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 26, 2013, the closing price of silver was $28.75 per troy ounce.

	Silver
Year	High	Low
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013*	$32.23	$28.72

*
Through February 26, 2013.

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

        The following table sets forth for the periods indicated on the London Fix AM high and low gold fixes in U.S. dollars per troy ounce. On February 26, 2013, the closing price of gold was $1,597.25 per troy ounce.

	Gold
Year	High		Low
2008		$1,023.50	$692.50
2009	$	,1218.25	$813.00
2010		$1,426.00	$1,052.25
2011		$1,896.50	$1,316.00
2012		$1,790.00	$1,537.50
2013*		$1,692.50	$1,568.50

*
February 26, 2013.

Employees

        We currently have approximately 492 employees, including 12 in Golden, approximately 450 in Torreón, Mexico or at the Velardeña Operations following the reduction of approximately 25% of the workforce in late February 2013, approximately 15 in Argentina in connection with the El Quevar project, and approximately 15 in various foreign exploration offices, down approximately 70% from 2011 as a result of our continuing efforts to reduce our exploration expenditures.

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

We have historically incurred operating losses and operating cash flow deficits and we expect we will continue to incur operating losses through 2013.

        We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Operations in Central Mexico, the El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund our continuing operations. Due primarily to the slower ramp-up of production at the Velardeña Operations than we anticipated, we expect our revenue from sales less the cost of sales, or gross margin, to continue to be insufficient to fund our continued development and capital expenditures at the Velardeña Operations and our expenditures for exploration, the El Quevar project and general and administrative costs. As of December 31, 2012, we had approximately $44.6 million in cash and cash equivalents and short terms investments. Based on our current expectations regarding gross margin and expenditures, and in the absence of additional funding as further described in the risk factor below, we expect that our current cash and investment balance would be depleted in the first quarter 2015. This expectation is subject to a number of assumptions. For example, we may not achieve the levels of production that we expect during 2013 and subsequent years, and silver and gold prices may not average $30.00 per ounce and $1,600.00 per ounce, respectively. In addition, we expect our operating expenses, capital expenditures and other expenses will increase as we advance processing improvements or potential expansion of the Velardeña Operations, which we expect would require the commitment of substantial resources. The amounts and timing of expenditures will depend on the progress of our efforts to expand production at the Velardeña Operations, advance our El Quevar project and continue exploration at these and other properties, the results of consultants' analyses and recommendations, the rate at which operating losses are incurred, prices for our saleable metals, costs of materials and supplies, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which are and will be beyond our control. If our expectations for 2013 and subsequent years prove to be incorrect, and if we are unable to obtain additional funding, we would face substantial operating cash losses and be required to significantly change our operating and expansion plans. There can be no assurance that we will continue to generate revenues or will ever achieve profitability, be able to eliminate operating cash flow deficits, or cease to require additional funding.

In addition to the proceeds we received from our financing activities during September 2012, we would require additional external funding to complete a significant expansion of the Velardeña Operations.

        In addition to the proceeds we received from our financing activities during September 2012, we would require substantial funds from external sources in order to complete a significant expansion of the Velardeña Operations. We are testing and evaluating various technologies, including an Albion oxidation process and autoclave process to improve gold recoveries and support a potential expansion of the Velardeña Operations. In addition to these technologies, an expansion could include sulfide plant ball mill upgrades and additional flotation and filtration capacity. We have not yet determined appropriate processing technologies which, together with planned underground drilling, should assist us in evaluating expansion options. We do not have a credit, off-take or other commercial financing arrangements in place that would finance the completion of and expansion of the Velardeña Operations and we believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration portfolio assets at an acceptable price. We cannot assure you that we will be able to obtain external financing for expansion of the Velardeña Operations on favorable terms or at all.

As a result of our business combination with ECU, we have assumed all historical ECU liabilities, some of which are known or which may become known by Golden.

        On September 2, 2011, we completed a business combination with ECU (the "Transaction"), which at that time owned and operated the Velardeña Operations. As a result of the Transaction, we are now subject to the environmental, contractual, tax and other obligations and liabilities of ECU, some of which may be unknown. For example, we received notices from Mexican tax authorities regarding approximately $1.4 million in social security taxes alleged to be due for previous years, which have been paid by us but which we are currently challenging for refund. There can be no assurance that we are aware of all obligations and liabilities related to the historical operations of ECU. These liabilities, and other liabilities related to ECU's operations not currently known to us or that prove to be more significant than we currently anticipate, could negatively impact our business, financial condition and results of operations.

The presentation of historical financial statements of ECU is not comparable to the presentation of financial results from the Velardeña Operations.

        Until completion of the Transaction, ECU was a publicly-traded Québec corporation whose financial statements, until December 31, 2010, were prepared in accordance with Canadian GAAP, and in the first half of 2011 were prepared in accordance with IFRS. ECU is now our wholly-owned subsidiary, and its financial statements after September 2, 2011 are and will continue to be consolidated with ours and prepared in accordance with U.S. GAAP. Under Canadian GAAP and IFRS, ECU capitalized exploration and development costs incurred during the development stage, including operating expenses at the Velardeña Operations, and offset those capitalized costs with revenue generated from saleable minerals. Under U.S. GAAP, we are reporting operating expenses at the Velardeña Operations as expenses on the statement of operations and comprehensive income, and revenues generated from our sales are reported as revenues on the statement of operations and comprehensive income. In 2013, this may have the effect of increasing our losses. For example, if ECU had reported in U.S. GAAP on this basis for the fiscal year ended December 31, 2010, its net losses would have increased by approximately $2.5 million. Because of these and other differences, ECU's historical financial results related to the Velardeña Operations are not comparable to the results of those operations as they appear in our consolidated financial statements.

The Velardeña Operations, the El Quevar project and our other properties may not contain mineral reserves.

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

        Chlumsky, Armbrust and Meyer completed a technical report on our Velardeña mines, which indicated the presence of mineralized material, and RungePincockMinarco (formerly Pincock

Allen & Holt) completed a technical report on our El Quevar property, which indicated the presence of mineralized material. Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates will be accurate or that proven and probable mineral reserves will be identified at the Velardeña Operations, El Quevar or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We have spent significant amounts on the evaluation of El Quevar prior to establishing the economic viability of that project.

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

The Velardeña Operations, the El Quevar project and our other properties are subject to foreign environmental laws and regulations which could materially adversely affect our future operations.

        We conduct mining activities in Mexico and mineral exploration activities primarily in Argentina and Mexico. These countries have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of production.

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

        Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. For example, in January 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extends the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación de Impacto Ambiental through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Further, in August 2011, certain amendments to the Civil Federal Procedures Code of Mexico ("CFPC") were published in the Official Daily of the Federation. The amendments establish three categories of collective actions by which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC will become effective six months after the date of their publication and may result in more litigation by plaintiffs seeking remedies for alleged environmental harms, including suspension of the activities alleged to cause harm. Future changes in environmental regulation in the jurisdictions where the Velardeña Operations are located may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether.

        Environmental legislation in many other countries, in addition to Mexico, is evolving in a manner that will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. For example, in September 2010, the Argentine National Congress passed legislation which prohibits mining activity in glacial and surrounding areas. Although we do not currently anticipate that this legislation will impact the El Quevar project, the legislation provides an example of the evolving environmental legislation in the areas in which we operate. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

        The Velardeña Operations and many of our exploration properties are located in historic mining districts where prior owners, including ECU in the case of the Velardeña Operations, may have caused environmental damage that may not be known to us or to the regulators. At the Velardeña Operations and in most other cases, we have not sought complete environmental analyses of our mineral properties. We have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. To the extent environmental hazards may exist on the properties in which we currently hold interests, or may hold interests in the future, that are unknown to us at present and that have been caused by us, or previous owners or operators, or that may have occurred naturally, and to the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

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

Title to the Velardeña Operations and our other properties may be defective or may be challenged.

        Our policy is to seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Accordingly, the Velardeña Operations and our other mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt.

        In most of the countries in which we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction or imposition of partners could have a material adverse affect on our financial condition, results of operations and prospects.

        Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the concessions comprising the Velardeña Operations and our other properties in Mexico through these government concessions, but there is no assurance that title to the concessions comprising the Velardeña Operations and other properties will not be challenged or impaired. The Velardeña Operations and other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There would be valid challenges to the title of any of the claims comprising the Velardeña Operations that, if successful, could impair development and operations with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

        Our Velardeña Operations mining concessions and our other mining concession in Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

        Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions, but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining operations or exploration activities. In connection with our Velardeña Operations, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $20,000 to $40,000. The first contract is a 25-year contract with the Vista Hermosa ejido signed in March 2010, which provides surface rights for the oxide plant, the oxide tailings ponds and the Chicago mine. The second contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Operations through 2021. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our operations and financial condition.

We are actively engaged in underground mining activities at our Velardeña Operations and there are significant operational hazards involved, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

        The operation of underground mines such as our Velardeña Operations, as well as the conduct of our exploration programs, are subject to numerous risks and operational hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave-ins, underground fires or floods, power outages, labor disruptions, flooding, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the operation of our business in amounts that we consider reasonable, this insurance contains, as in the case of our Velardeña Operations, exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration operations, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

Our Velardeña Operations are located in Mexico and are subject to various levels of political, economic, legal and other risks with which we have limited or no previous experience.

        Our Velardeña Operations are located in Mexico, and, as such, our operations are exposed to various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, including violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

        In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico's status as a developing country may make it more difficult for us to obtain any required funding for expansion of the Velardeña Operations or other projects in Mexico in the future.

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

        Our Velardeña Operations and mineral exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our Mexican operations or the maintenance of our properties. Changes, if any, in mining or investment policies, changes or increases in the legal rights of indigenous populations or in the difficulty or expense of obtaining rights from them that are necessary for our Velardeña Operations, or shifts in political attitude may adversely affect our operations and financial condition. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Expansion of our facilities will also be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing operations in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations and financial condition.

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

Our employees at the Velardeña Operations in Mexico are represented by collective bargaining units, and we are subject to Mexican regulations regarding labor and employment matters.

        Our employees in Mexico are represented by collective bargaining units called Sindicatos. We have two Sindicatos, one for the mines and a second for the plants. Salaries are negotiated annually and labor contracts bi-annually. In addition to the negotiated terms of such agreements, relations between us and our employees may be affected by changes in regulations regarding labor relations that may be introduced by the Mexican authorities. Changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our operations and financial condition.

Our long-term cash flow and profitability at the Velardeña Operations or other properties will be affected by changes in prices of silver, gold and other metals.

        Our ability to achieve positive cash flow at the Velardeña Operations, to establish reserves and develop our exploration properties, and to become profitable, as well as our long-term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

        Our revenues are primarily denominated in U.S. dollars. However, operating costs of our Velardeña Operations are denominated principally in Mexican pesos. These costs principally include electricity, labor, maintenance, local contractors and fuel. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 3.6% in 2012, 3.8% in 2011 and 4.4% in 2010. At the same time, the peso has been subject to significant devaluation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso increased by 7.0% in 2012, decreased by 12.9% in 2011 and increased by 5.5% in 2010. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our operations could be negatively impacted.

        The potential expansion of the Velardeña Operations, the continued evaluation of the El Quevar project and other exploration and potential development activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained, could have a material adverse effect on our business by delaying, preventing or making the potential expansion of the Velardeña Operations and other continued operations economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our operations. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego exploration property in Mexico in a 50-50 joint venture and are therefore unable to control all aspects of exploration and development of this property.

        We hold the San Diego exploration property in Mexico in a 50-50 joint venture with Golden Tag Resources Ltd., who has a right to acquire an additional 10% interest by completing expenditures related to further exploration drilling and completing an updated resource assessment at the property. Our interest in the San Diego property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from Golden Tag Resources Ltd. The dispute was settled in September 2010 and resulted in an increase in ECU's mining property costs of approximately $61,000. Additionally, if Golden Tag Resources Ltd. exercises its right to acquire an additional 10% interest, our ability to control exploration and development will be further reduced.

We depend on the services of key executives.

        Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Jeffrey Clevenger, David Drips (who manages our Velardeña Operations), Robert Vogels and Warren Rehn. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business and our ability to manage and succeed in our development activities.

The exploration of our mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

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

        We currently conduct exploration activities almost exclusively in Latin American countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

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

        We currently conduct mining operations in Mexico and exploration activities in Mexico and South America. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, in October 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina will now have to repatriate all their export proceeds. Under the new decree, all export revenues generated by mining companies will be repatriated into Argentina for local foreign-exchange conversion prior to transfer overseas. This decree overturns a previous exemption for mining companies from Argentina's currency repatriation laws that apply to oil and gas producers in the country. Consequently, if we ultimately produce minerals from the El Quevar project in Argentina, the new repatriation policy may increase foreign exchange transaction costs. In addition to the risk of increased transaction costs, we do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Argentina or other Latin American countries in which we explore or operate.

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

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks.

        We are dependent upon information technology systems in the conduct of our operations. Any significant breakdown, invasion, virus, cyber attack, security breach, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our operations. To the extent any invasion, cyber attack or security breach results in disruption to our operations, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyber attacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Our stockholders may suffer additional dilution to their equity and voting interests as a result of future financing transactions.

        We expect to require external financing to support the development and potential expansion of our Velardeña Operations and exploration and developing our exploration properties. Because we do not expect cash from operations or dispositions of non-core assets to be sufficient to provide needed capital in the short term, and because debt financing is difficult to obtain for early stage mining operations, it is likely that we will seek such financing in the equity markets. If we were to engage in an equity financing, the current ownership interest of our stockholders would be diluted.

The existence of a significant number of options and warrants may have a negative effect on the market price of our common stock.

        In connection with our recent financing activity in September 2012, we issued a total of 6,863,298 five year warrants to purchase shares of our common stock at an exercise price of $8.42 per share expiring September 2017. Additionally, in connection with our business combination with ECU, we issued warrants and options to purchase shares of our common stock. While certain of those warrants and options have expired, there remain outstanding warrants to purchase 1,831,929 shares of our common stock at exercise prices of $19.00 expiring February 2014, as well as options to purchase approximately 268,500 shares of our common stock at exercise prices ranging from $16.00 to $34.00 and expiring between July 2013 and October 2014. The existence of securities available for exercise and resale is referred to as an "overhang", and, particularly if the options and warrants are "in the money", the anticipation of potential sales could exert downward pressure on the market price of our common stock.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3:    LEGAL PROCEEDINGS

        None.

ITEM 4:    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NYSE MKT under the symbol "AUMN" on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the NYSE MKT from January 1, 2011 through December 31, 2012.

	High	Low	Volume Traded (shares)
2011
First Quarter	$27.48	$17.69	5,340,300
Second Quarter	$25.95	$16.19	8,826,900
Third Quarter	$19.30	$7.35	13,206,900
Fourth Quarter	$9.39	$5.25	17,025,300

	High	Low	Volume Traded (shares)
2012
First Quarter	$10.60	$5.94	17,017,800
Second Quarter	$8.76	$3.24	19,530,700
Third Quarter	$7.22	$3.80	27,937,800
Fourth Quarter	$5.36	$3.50	23,245,000

        Our common stock is also listed on the Toronto Stock Exchange, also referred to as the "TSX", and trades under the symbol "AUM". The following table sets forth the high and low sales prices per share and volume traded on the TSX from January 1, 2011 through December 31, 2012.

	High(1)	Low(1)	Volume Traded (shares)
2011
First Quarter	$25.48	$17.06	1,350,900
Second Quarter	$23.88	$15.26	823,000
Third Quarter	$17.93	$7.27	1,282,000
Fourth Quarter	$9.20	$5.32	2,074,600

	High(1)	Low(1)	Volume Traded (shares)
2012
First Quarter	$10.23	$5.84	2,907,500
Second Quarter	$8.36	$3.25	2,353,100
Third Quarter	$6.80	$3.76	2,916,300
Fourth Quarter	$5.09	$3.41	2,012,800

(1)
All Canadian share prices were converted to U.S. dollars based on a noon exchange rate of 0.9728, as reported by the Bank of Canada, as of February 26, 2013. On February 26, 2013, the closing sales price for our common stock was Cdn$3.25 per share on the TSX ($3.16, as converted to U.S. dollars).

        As of February 21, 2013, we had 203 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

Dividends

        We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the operations, development and growth of our business.

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

				The Year Ended December 31, 2009

	The Year Ended December 31,			For The Period March 25, 2009 Through December 31, 2009	For The Period January 1, 2009 Through March 24, 2009	The Year Ended December 31, 2008

	2012	2011	2010

	(Successor)				(Predecessor)
		(in thousands, except per share amounts)
Statement of Operations:
Revenue	$26,086	$1,836	$11,216	$11,067	$1,350	$5,400
Income (loss) from continuing operations(1)	$(92,025)	$(62,671)	$(33,274)	$(20,276)	$243,621	$(63,734)
Income (loss) from continuing operations per common share	$(2.45)	$(2.94)	$(3.72)	$(6.78)	$4.13	$(1.18)

	At December 31,
	2012	2011	2010	2009	2008

Balance Sheet Data:
Total assets	$348,102	$413,015	$135,618	$21,700	$606,347
Long term liabilities	$49,524	$59,672	$802	$651	$73,504
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)
The year ended December 31, 2012 includes a $58.5 million impairment of goodwill charge related to our Velardeña Operations in Mexico and is the result of an approximately 20% decrease in our forecast of future gold and silver prices and certain assumptions related to ore processing throughput rates and other aspects of the long term operating plan. The Predecessor period ended March 24, 2009 includes a $248.2 million gain from extinguishment of debt and a $9.1 million fresh start accounting gain both related to the reorganization and emergence from Chapter 11 bankruptcy. Amounts shown for the year ended December 31, 2008 includes gains and losses related to Apex Silver's open metals derivative positions, including realized cash losses and unrealized mark-to-market gains and losses during the period. The 2008 amount also includes a $63.1 million gain related to the sale of our retained interest in Sumitomo's share of future silver and zinc production from the San Cristóbal mine.

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

Our Company

        We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the U.S. Exchange Act. During the year ended December 31, 2012, our only sources of income were revenues from various products produced at the Velardeña Operations, royalty and interest income, and sales of non-core exploration properties. We incurred net operating losses for the years ended December 31, 2012, 2011, and 2010. We expect to report increased revenues from the Velardeña Operations during 2013 as a result of increased production rates and improved ore grades.

2012 Highlights

        During the year ended December 31, 2012 we focused our efforts primarily on production and operational improvements at our Velardeña Operations, advancing our El Quevar project, continued rationalization of our exploration portfolio and raising additional capital through equity financing. An overview of certain significant 2012 events is provided below:

  Velardeña Operations

  •
  Production and Operating Improvements.  In 2012 the Velardeña Operations had payable metals production totaling approximately 457,000 ounces of silver and 6,450 ounces of gold for a total of approximately 780,000 silver equivalent ounces. The average quarterly production of silver equivalent ounces at the Velardeña Operations in 2012 was about 60% greater than the approximately 122,000 silver equivalent ounces for silver and gold reported for the second quarter 2011, the final reporting period prior to the Company's acquisition of the Velardeña Operations in September 2011. Additionally, during 2012 the Company produced approximately 1.0 million pounds of payable lead and 1.4 million pounds of payable zinc.

    Production increased during the third quarter 2012 principally due to the employment of additional mining equipment, the arrival of the underground mining equipment, increased grades resulting from improved ore control procedures in the mine and some ore production from newly developed and non-exploited stopes. Comparing silver and gold grades in mined material from the fourth quarter 2012 to the first quarter 2012, we improved silver grades by approximately 45%, and gold grades by approximately 5%. We experienced lower gold recoveries in the fourth quarter 2012 due to different metallurgy in some newly developed ore areas. As such, gold production during the fourth quarter 2012 was negatively impacted.

    We have completed about 1.5 kilometers of the planned 1.9 kilometers San Mateo ramp, which has permitted us to access the Terneras and San Mateo vein systems at the Velardeña mine. When completed, anticipated in the third quarter 2013, the San Mateo ramp will provide improved access to the lower workings of the Santa Juana vein system, which has the largest number of vein units and slightly higher grade than the Chicago and San Juanes mining areas, where about 50% of our mining was done in 2012.

    We also made significant processing improvements in the oxide and sulfide plants in 2012, including installation of a new flotation circuit at the oxide plant, which we are now using ahead of the leach circuit to produce a high grade silver lead concentrate that is sold with the lead concentrates produced at the sulfide plant. We also doubled the capacity of the Merrill Crowe circuit at the oxide plant. We processed an average of approximately 500 tonnes per day through the plants in 2012 and expect to process an average of from 500 to 600 tonnes per day in 2013. We are also testing other technologies, including an Albion oxidation process to improve gold recoveries.

  •
  Updated estimate of mineralized material.  During the second quarter 2012, Chlumsky, Armburst and Meyer ("CAM") completed an estimate of mineralized material at the Velardeña Operations. According to the CAM estimate, there are an estimated 2,300,000 tonnes of mineralized material at an average silver grade of approximately 195 grams per tonne and an average gold grade of approximately 3.46 grams per tonne. For further detail regarding mineralized material, see "Cautionary Statement Regarding Mineralized Material" above.

  El Quevar

  •
  Advancement.  In late 2012 and early 2013, we commenced a 2,400 meter, 16-hole drilling program at the Quevar North and South areas at El Quevar. Results may represent a significant extension of the previously defined Yaxtché deposit and a mineralized zone at Quevar North similar in structural control to the Yaxtché zone.

  •
  Updated estimate of mineralized material.  During the second quarter 2012, RungePincockMinarco (formerly Pincock Allen & Holt) completed an updated estimate of mineralized material at the El Quevar project. According to this estimate, there are an estimated 6,024,000 tonnes of mineralized material at an average silver grade of approximately 147.5 grams per tonne. For further detail regarding mineralized material, see "Cautionary Statement Regarding Mineralized Material" above.

  Exploration Portfolio Rationalization

  •
  We have made significant progress with our ongoing strategy to rationalize our portfolio of exploration properties, realizing in 2012 and the first quarter 2013, exploration property sales totaling approximately $9.0 million. We also have relinquished properties no longer of interest, and have reduced our portfolio of about 80 properties containing about 730,000 hectares to about 40 properties containing about 320,000 hectares. Since 2011, we have reduced ongoing annual expenditures for the exploration program by approximately 75 percent.

  Financing Activity

  •
  In the third quarter 2012, we completed an underwritten registered offering of 5,497,504 units and concurrent private placement to The Sentient Group ("Sentient") of 1,365,794 units, for total net proceeds of $36.9 million. Each unit was comprised of one share of the Company's common stock and a five year warrant to purchase 0.50 of a share of the Company's common stock at an exercise price of $8.42 per share. Sentient, the Company's largest stockholder, continues to hold approximately 19.9% of the Company's outstanding common stock.

Results of Operations

        For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2012 to the results of operations for the years ended December 31, 2011, and December 31, 2010.

        Revenue from the sale of metals.    We recorded $26.1 million of revenue for the year ended December 31, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently we recorded $1.8 million of revenue for the period ended September through December 31, 2011, and no revenue for the year ended December 31, 2010.

        Management Service Fees.    Effective June 30, 2010, we terminated the San Cristóbal Management Services Agreement with Sumitomo Corporation. Consequently we recorded no management services fees for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, we recorded $11.2 million of management service fees comprised of $5.5 million of fees, a $4.3 million early termination payment, and $1.4 million for reimbursed withholding taxes.

        Costs of metals sold.    We recorded $33.4 million of costs applicable to sales for the year ended December 31, 2012, all from the sale of products produced at our Velardeña Operations in Mexico. We had no operations prior to the acquisition of the Velardeña Operations during September 2011; consequently we recorded $6.1 million of costs applicable to sales for the period September through December 31, 2011, and no costs of metals sold were recorded for the year ended December 31, 2010. Included in costs of metals sold were $2.7 million and $3.8 million of write downs of finished goods inventory to estimated net realizable value for the periods ended December 31, 2012 and 2011, respectively.

        Costs of services.    As a result of the June 30, 2010 termination of the San Cristóbal Management Services Agreement with Sumitomo Corporation, we recorded no costs of services for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010 we recorded $2.6 million of costs of services comprised of reimbursed direct administrative expenses incurred by us related to the Management Services Agreement.

        Exploration Expense.    Our exploration expense, including property holding costs and allocated administrative expenses, totaled $7.0 million for the year ended December 31, 2012, as compared to $17.8 and $13.4 million for the years ended December 31, 2011 and 2010, respectively. Exploration expense for all three years was incurred primarily in Mexico, Peru, and Argentina (excluding amounts spent on the Yaxtché deposit at the El Quevar project) and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses for the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010 is the result of our reduced spending on exploration as we attempt to rationalize and monetize our exploration portfolio. Exploration expense during 2011 was higher than 2010 due to increased drilling activity at advanced stage exploration projects, primarily in Mexico and Peru.

        Velardeña Project and Development Expense.    During the year ended December 31, 2012 we incurred $7.9 million of expenses related to our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift, other mine development, and engineering work. In addition to amounts expensed during the year ended December 31, 2012, we incurred capital expenditures of approximately $9.5 million for plant construction, mining and other equipment and had outstanding approximately $0.1 million of advance payments to equipment manufacturers at December 31, 2012. During the year ended December 31, 2011, following the purchase of the Velardeña Operations during September 2011, we incurred $0.6 million of expenses related to the expansion project at our Velardeña Operations in Mexico, primarily related to development of the San Mateo drift and engineering work. In addition to amounts expensed during 2011, we incurred capital expenditures of approximately $2.7 million for mining and other equipment and had outstanding approximately $1.3 million of advance payments to equipment manufacturers at December 31, 2011. The Velardeña Operations were acquired during September 2011; consequently, there were no Velardeña project expenses recorded for the year ended December 31, 2010.

        El Quevar Project Expense.    During the year ended December 31, 2012 we incurred $5.1 million of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina. During the year ended December 31, 2011, we incurred $27.4 million of expenses related to project work at El Quevar, primarily related to development of the exploration drift, drilling and engineering work. We incurred capital expenditures of approximately $5.6 million for mining and other equipment and had outstanding approximately $0.3 million of advance payments to equipment manufacturers at December 31, 2011. During the year ended December 31, 2010, we incurred $15.8 million of expenses related to project work at El Quevar, primarily related to development of the exploration drift, drilling and engineering work and we also purchased approximately $3.8 million of mining equipment and had outstanding approximately $0.9 million of advance payments to equipment manufacturers at December 31, 2010. The decrease in El Quevar Project Expense during 2012 is the result of a shift in emphasis to the development and operations of our Velardeña Operations in Mexico. For all three years, costs incurred for work performed outside of the Yaxtché deposit are included in "Exploration Expense" discussed above.

        Administrative Expense.    Administrative expenses totaled $7.1 million for the year ended December 31, 2012 compared to $8.7 and $8.6 million for the years ended December 31, 2011 and 2010, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Operations, El Quevar project work, and our exploration portfolio. The $7.1 million of administrative expenses we incurred during 2012 is comprised of $2.9 million of employee compensation and directors' fees, $1.7 million of professional fees, $0.4 million of travel expenses and $2.1 million of insurance, rents, utilities and other office costs. The $8.7 million of administrative expenses we incurred during 2011 is comprised of $3.1 million of employee compensation, $2.6 million of professional fees, $0.4 million of travel expenses and $2.6 million of insurance, rents, utilities and other office costs. During 2010 we incurred $8.6 million of administrative expenses, which were comprised of $4.2 million of employee compensation, $2.0 million of professional fees, $0.6 million of travel expenses and $1.8 million of insurance, rents, utilities and other office costs.

        Severance and acquisition related costs.    During the year ended December 31, 2011 we incurred $7.2 million of costs associated with the acquisition of our Velardeña Operations, including banker, legal, accounting and other professional fees, as well as severance related costs for several executives of ECU. We incurred no such costs during 2012 or 2010.

        Stock based compensation.    During the year ended December 31, 2012 we incurred expense related to stock based compensation in the amount of $2.6 million compared to $5.5 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. Stock based compensation was higher in 2011 compared to the previous year and the current year due to the accelerated vesting of stock grants at the completion of the acquisition of the Velardeña Operations, which resulted in a change of control of Golden Minerals. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

        Reclamation Expense.    During the year ended December 31, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project. During 2012 we completed a revised closure plan for our Velardeña Operations and recorded a reduction of the accretion of the asset retirement obligation of approximately $0.1 million which was netted against the expense for the period. During the year ended December 31, 2011 we incurred $0.2 million of reclamation costs related to activity at El Quevar and the accretion of an asset retirement obligation at the Velardeña Operations. We incurred no reclamation expenses for the year ended December 31, 2010.

        (Impairment) reversal of impairment of long lived assets and goodwill.    At December 31, 2012 we recorded a goodwill impairment of $58.5 million, reducing goodwill carrying value from $70.2 million to $11.7 million. We assess the recoverability of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. In the year since the completion of the acquisition of the Velardeña Operations forecasted future gold and silver prices have decreased by approximately 20% and certain assumptions related to the long term operating plan for the Velardeña Operations have changed. As a result of these changes we completed an impairment analysis of the goodwill carrying value, which indicated that goodwill was impaired. No impairments were recorded during the year ended December 31, 2011. During the year ended December 31, 2010 we recorded a net write-up in the carrying value of long lived assets of $0.9 million related to a previously recorded impairment charge recorded in 2009 of $1.7 million on our held for sale Paca Pulacayo property. During January 2011 the sale of the Paca Pulacayo property was completed and a gain of $0.4 million was recorded in Other Operating Income, Net. Also, during 2010 we sold an airplane we owned after recording a $0.1 million impairment charge included in the 2010 amount.

        Other Operating Income, Net.    We recorded other operating income of $2.5 million for the year ended December 31, 2012 compared to $0.7 and $0.3 million for the years ended December 31, 2011 and 2010, respectively. The net amounts for the three years consist primarily of net gains recorded on the sales of certain fixed assets and non strategic exploration properties. The increase in other operating income for 2012 as compared to 2011 and 2010 is the result of our efforts to monetize certain of our non strategic mineral properties primarily in Mexico and Peru. We will continue our efforts to monetize certain of our non strategic mineral properties during 2013.

        Depreciation, depletion and amortization.    During the year ended December 31, 2012 we incurred depreciation, depletion and amortization expense of $10.0 million compared to $2.8 and $1.1 million for the years ended December 31, 2011 and 2010, respectively. Depreciation, depletion and amortization includes a $0.8 million and a $0.6 million write down of finished goods inventory to estimated net realizable value at December 31, 2012 and 2011, respectively. Depreciation, depletion and amortization expense increased beginning in September 2011 as a result of the acquisition of the Velardeña Operations which resulted in a significant increase in property, plant and equipment.

        Interest and Other Income.    During the year ended December 31, 2012 we recorded approximately $2.5 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon, a $0.6 million reduction of a loss contingency liability and $0.1 million of income from tolling agreements at our Velardeña Operations. We recorded interest and other income of $11.6 and $0.2 million for the years ended December 31, 2011 and 2010, respectively. The 2011 amount includes approximately $11.3 million of net proceeds received from the settlement of an arbitration claim partially offset by a net $0.1 million loss related to the sale of available for sale investments. The 2010 amount is primarily related to interest earned on cash and investments.

        Royalty Income.    During the year ended December 31, 2012 we recorded royalty income of approximately $0.4 million compared to approximately $0.4 million and $0.3 million recorded during the years ended December 31, 2011 and 2010, respectively. The royalty income is all related to Excellon's Platosa mine in Mexico, on which we retained a net smelter return royalty. We sold the net smelter royalty to Excellon during the second quarter 2012. Prior to our sale of the royalty, our royalty income varied from period to period depending on production from the mine. At December 31, 2012 we have no other sources of royalty income.

        Interest and Other Expense.    During the year ended December 31, 2012, we recorded interest and other expense of $0.3 million comprised of $0.2 million related to interest incurred on a value added tax audit in Mexico and $0.1 million related to losses on investments. During the year ended December 31, 2011, we recorded interest and other expense of $1.3 million which included $0.9 million of interest expense and $0.3 million of losses on investments. We had no interest and other expense for the year ended December 31, 2010.

        Gain (Loss) on Foreign Currency.    We recorded $0.5 million of foreign currency gain for the year ended December 31, 2012, compared to losses of $1.5 million and $0.1 million for the years ended December 31, 2011 and 2010. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars. Such foreign currency denominated monetary assets and liabilities have increased with the acquisition of the Velardeña Operations. The 2012 gain is primarily related to net operating loss carry forwards in Mexico. The 2011 loss was primarily related to the convertible note received from ECU and net operating loss carry forwards in Mexico.

        Gain (Loss) on Extinguishment of Debt.    For the year ended December 31, 2011 we recorded $0.5 million for the extinguishment of debt. The amount was associated with an early termination fee related to a debt obligation acquired in the ECU acquisition. The debt obligation was fully repaid by the end of 2011. We had no such gains or losses for 2012 or 2010.

        Income Taxes.    Our income tax benefit for the years ended December 31, 2012 and 2011 was $8.0 million and $2.1 million, respectively. The amounts are primarily related to an increase in net operating losses and the amortization of the mineral resource at our Velardeña Operations in Mexico. Our income tax provisions of $1.4 million for the year ended December 31, 2010, consisted primarily of withholding taxes either accrued or paid to Bolivia in connection with management services provided to the San Cristóbal mine.

Liquidity and Capital Resources

        At December 31, 2012 our aggregate cash and short-term investments totaled $44.6 million and, based on the assumptions described below, we expect to have a cash balance of approximately $24.0 million at December 31, 2013. In February 2013 we completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. We anticipate completing approximately $1.0 million in additional exploration property sales during 2013. We expect to have sufficient funding to continue our long-term business strategy through 2013.

        Our cash and short-term investment balance at December 31, 2012 of $44.6 million is $4.0 million lower than the $48.6 million in similar assets held at December 31, 2011 due primarily to $17.4 million in Velardeña Operations capital and development expenditures; $7.4 million in operating losses at the Velardeña Operations; $7.0 million in exploration expenditures; $7.1 million on general and administrative activities; $5.1 million on the El Quevar project; and $2.0 million in additional working capital, primarily related to increased inventories and receivables associated with the Velardeña Operations; nearly completely offset by total net proceeds of $36.9 million from the sale of our shares and warrants through an underwritten registered offering and concurrent private placement and $5.1 million in proceeds from the sale of non strategic property interests and royalty payments.

        Assuming metals prices of $30.00 per ounce of silver and $1,600.00 per ounce of gold, we expect to generate in 2013 a negative $1.0 million gross margin at the Velardeña Operations, which we define as revenue from the sale of metals less costs applicable to the sale of metals (exclusive of depreciation and development costs). With the cash and investment balance at December 31, 2012 of $44.6 million, the negative $1.0 million gross margin the Velardeña Operations and the anticipated proceeds of $4.5 million from the sale of certain exploration properties, we plan to spend the following amounts during 2013 pursuant to our long-term business strategy:

  1.
  Approximately $7.5 million on capital, project and development costs related to the continued development of the San Mateo ramp and other mine development and capital expenditures intended to increase the capacity and productivity of the Velardeña Operations and plant facilities;

  2.
  Approximately $3.5 million at the El Quevar project to fund a small exploration drilling program completed in the first quarter of 2013, maintenance activities, property holding costs, and the continuation of project evaluation costs;

  3.
  Approximately $5.0 million on other exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico as we continue strategies to monetize portions of our exploration portfolio; and

  4.
  Approximately $7.0 million on general and administrative costs and $1.0 million on other working capital.

        The actual amount that we spend through year-end 2013 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and development work at the Velardeña Operations, the results of continued project assessment work at El Quevar and other exploration properties, the success of our efforts to obtain a partner for our El Quevar project, and whether we are able to monetize additional portions of our exploration portfolio. There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated amounts of silver and gold production. A $2.50 average change in the price of silver during 2013 would result in a $2.0 million change in expected cash flow during the period while a $250.00 average change in the price of gold during 2013 would result in a $1.2 million change in expected cash flow during the period. If our metals production is less than anticipated, or metals prices decline from the levels noted previously, we will likely end the year 2013 with a lower cash and investment balance than the approximately $24.0 million currently expected.

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

Mineral Reserves

        When and if we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. "Mineralized material" as used in this annual report, although permissible under SEC's Guide 7, does not indicate "reserves" by SEC standards, and therefore all development costs incurred by us are expensed when incurred. The Company cannot be certain that any part of the deposits at the Velardeña Operations or the Yaxtché deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves".

Asset Retirement Obligations

        We record asset retirement obligations in accordance with Auditing Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to

ASC 410, the fair value of a liability for an asset retirement obligation ("ARO") is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset. During 2012, a third party engineering firm completed a detailed closure plan for our Velardeña Operations which resulted in a reduction to the original ARO estimate, recorded in conjunction with the acquisition of the Velardeña Operations, of approximately $1.7 million (see Note 11 to the accompanying consolidated financial statements).

Deferred Taxes

        Our deferred tax liability is primarily related to the acquisition of our Velardeña Operations and was calculated by applying the Mexico corporate income tax rate of 28% to the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The acquisition of our Velardeña Operations also resulted in the recognition of a deferred tax asset related to certain net operating loss carry forwards available in Mexico. In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.

Goodwill

        Goodwill is all related to the acquisition of our Velardeña Operations and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value. We assess the recoverability of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. In the year since the completion of the acquisition of the Velardeña Operations, our forecast of future gold and silver prices has decreased by approximately 20% and certain assumptions related to ore processing throughput rates and other aspects of the long term operating plan for the Velardeña Operations have changed. As a result of these changes, and per the guidance of ASC 350, "Intangibles—Goodwill and Other" ("ASC 350"), the Company completed an impairment analysis of the goodwill carrying value. The analysis indicated that goodwill was impaired by approximately $58.5 million during 2012 (see Note 10 to the accompanying consolidated financial statements). The goodwill is not deductable for income tax purposes.

Business Combinations

        We followed the acquisition method of accounting in accordance with ASC 805, "Business Combinations" ("ASC 805"), related to the acquisition of our Velardeña Operations. Mineral properties and the asset retirement obligation were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. The asset valuations were derived in accordance with the guidance of ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), using a combination of income, market and cost approach models depending on the asset. In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys.

Table of Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2012:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,067	586	481	—	—
El Quevar and Velardeña concession payments(2)	471	55	166	250	—	(3)

(1)
The operating lease obligations are related primarily to our corporate headquarters office in Golden, Colorado, as well as other office leases associated with our exploration activities. The current corporate headquarters office lease expires in November 2014. Leases for the other offices expire at various times not exceeding four years.

(2)
We make annual maintenance payments of approximately $21,000 to the Mexico federal government to maintain the Velardeña Operations concessions and approximately $34,000 to the Argentine federal government to maintain the El Quevar project concessions. These payments include payments for both owned concessions and concessions held under purchase option agreements.

(3)
We cannot currently estimate the life of the Velardeña Operations or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2012. If we continue to operate the Velardeña Operations beyond five years, we expect that we would make annual maintenance payments of approximately $30,000 per year for the life of the Velardeña mine. If we continue to develop a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $100,000 per year for the life of the El Quevar mine.

        From time to time we enter into lease option agreements related to exploration properties that are of interest to us. These agreements typically contain escalating lease payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and we have the right to terminate the agreements at any time. For example, at the El Quevar project we control the Nevado I concession pursuant to a purchase option agreement with a third-part concession owner. Our remaining payment on the Nevado I option agreement totals $700,000 and has been extended to June 22, 2013.

Off-Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We invest substantially all of our excess cash in U.S. government and debt securities rated "investment grade" or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2012, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.9 million.

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

Commodity Price Risk

        We are primarily engaged in the operation and further development of properties containing gold, silver, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop and operate our properties. For further detail regarding the effect on our expected cash flow from fluctuations in silver and gold prices, see "Item 7 Management's Discussion and Analysis—Liquidity and Capital Resources" above.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K at page F-1.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012.

        Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

        The operations of ECU and its subsidiaries, which were acquired on and consolidated by the Company as of September 2, 2011, have been included in management's assessment of internal control over financial reporting at December 31, 2012. Management had excluded the operations of ECU and its subsidiaries from its assessment of internal control over financial reporting at December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        Other than the inclusion of ECU and its subsidiaries in management's assessment of internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        For Information regarding our executive officers, see "Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals."

        Additional information is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

  (3)
  The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

 EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and Wells Fargo Securities, LLC, dated as of September 13, 2012.(13)
3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)
3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(5)
3.3	Bylaws of Golden Minerals Company.(2)
4.1	Specimen of Common Stock Certificate.(3)
4.2	Supplemental Warrant Indenture, dated September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc, and Computershare, including Form of Warrant Certificate.(5)
4.3	Third Supplemental Warrant Indenture, dated September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc, and Computershare, including Form of Bilingual Warrant Certificate.(5)
4.4	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A., dated as of September 19, 2012.(13)
4.5	Warrant by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(13)
10.1	Form of Indemnification Agreement.(2)
10.2	Form of Change of Control Agreement.(2)
10.3	Golden Minerals Company 2009 Equity Incentive Plan.(6)
10.4	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)
10.5	Golden Minerals Company Replacement Stock Option Plan.(9)
10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)
10.7	Form of Non-Qualified Stock Option Award Agreement Pursuant to the 2009 Equity Incentive Plan.(10)
10.8	Arrangement Agreement, dated June 24, 2011, between Golden Minerals Company and ECU Silver Mining Inc.(12)
10.9	Subscription Agreement, dated June 24, 2011, between Golden Minerals Company and ECU Silver Mining Inc.(12)
10.10
Subscription Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(8)
10.11
Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(8)
10.12	Subscription Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 18, 2012.(13)

Exhibit Number	Description
10.13	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(13)
21.1	Subsidiaries of the Company.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of RungePincockMinarco.*
23.3	Consent of Chlumsky, Armburst & Meyer.*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**

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

(13)
Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

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

Dated: March 1, 2013	GOLDEN MINERALS COMPANY Registrant
	By:	/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER Jeffrey G. Clevenger	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 1, 2013
/s/ ROBERT P. VOGELS Robert P. Vogels	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
/s/ W. DURAND EPPLER W. Durand Eppler	Director	March 1, 2013
/s/ MICHAEL T. MASON Michael T. Mason	Director	March 1, 2013
/s/ IAN MASTERTON-HUME Ian Masterton-Hume	Director	March 1, 2013
/s/ KEVIN R. MORANO Kevin R. Morano	Director	March 1, 2013
/s/ TERRY M. PALMER Terry M. Palmer	Director	March 1, 2013
/s/ DAVID H. WATKINS David H. Watkins	Director	March 1, 2013

 GOLDEN MINERALS COMPANY
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Golden Minerals Company

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations and comprehensive income (loss), statement of changes in equity (deficit) and statement of cash flows present fairly, in all material respects, the financial position of Golden Minerals Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 1, 2013

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$44,406	$48,649
Investments (Note 4)	241	—
Trade receivables	1,291	—
Inventories (Note 6)	3,388	5,312
Value added tax receivable (Note 7)	4,422	1,317
Prepaid expenses and other assets (Note 5)	1,044	3,119

Total current assets	54,792	58,397
Property, plant and equipment, net (Note 8)	280,905	284,199
Assets held for sale (Note 8)	575	—
Goodwill (Note 10)	11,666	70,155
Prepaid expenses and other assets (Note 5)	163	264

Total assets	$348,102	$413,015

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$6,232	$8,070
Other current liabilities (Note 13)	7,074	7,505

Total current liabilities	13,306	15,575
Asset retirement and reclamation liabilities (Note 11)	2,259	3,781
Deferred tax liability (Note 15)	47,072	55,603
Other long term liabilities (Note 13)	193	288

Total liabilities	62,830	75,247

Commitments and contingencies (Note 19)
Equity (deficit) (Note 16)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,265,833 and 35,690,035 shares issued and outstanding, respectively	433	355
Additional paid in capital	493,175	453,756
Accumulated deficit	(208,246)	(116,221)
Accumulated other comprehensive income (loss)	(90)	(122)

Shareholders' equity	285,272	337,768

Total liabilities and equity	$348,102	$413,015

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	The Years Ended December 31,
	2012	2011	2010
	(in thousands except per share data)
Revenue:
Sale of metals (Note 17)	$26,086	$1,836	$—
Management service fees (Note 17)	—	—	11,216
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(33,369)	(6,086)	—
Costs of services (Note 17)	—	—	(2,566)
Exploration expense	(7,009)	(17,774)	(13,353)
El Quevar project expense	(5,115)	(27,342)	(15,755)
Velardeña project and development expense	(7,912)	(587)	—
Administrative expense	(7,063)	(8,729)	(8,600)
Severance and acquisition related costs	—	(7,171)	—
Stock based compensation	(2,588)	(5,541)	(3,281)
Reclamation expense	(226)	(231)	—
Reversal of impairment of long live assets	—	—	873
(Impairment) of goodwill	(58,484)	—	—
Other operating income, net	2,482	660	311
Depreciation, depletion and amortization	(10,012)	(2,792)	(1,095)

Total costs and expenses	(129,296)	(75,593)	(43,466)

Loss from operations	(103,210)	(73,757)	(32,250)
Other income and expenses:
Interest and other income	2,543	11,615	178
Royalty income	373	396	314
Interest and other expense	(257)	(1,254)	—
Gain (loss) on foreign currency	512	(1,326)	(89)
Loss on extinguishment of debt	—	(474)	—

Other total income and expenses	3,171	8,957	403

Loss from operations before income taxes	(100,039)	(64,800)	(31,847)
Income taxes benefit (expense)	8,014	2,129	(1,427)

Net loss	$(92,025)	$(62,671)	$(33,274)
Other comprehensive gain (loss):
Unrealized gain (loss) on securities, net of tax	$32	$(287)	$11

Comprehensive loss	$(91,993)	$(62,958)	$(33,263)

Net loss per common share—basic and diluted
Loss	$(2.45)	$(2.94)	$(3.72)

Weighted average Common Stock outstanding—basic and diluted	37,522,871	21,280,916	8,947,739

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Expressed in United States dollars)

					Accumulated Other Comprehensive income (loss)
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2009	3,238,615	$32	$37,854	$(20,276)	$154	$794	$18,558
Purchase of El Quevar noncontrolling interest	400,000	4	771	—	—	(794)	(19)
Private placements, net	2,939,790	30	34,592	—	—	—	34,622
Public offerings, net	8,315,484	83	108,753	—	—	—	108,836
Stock compensation accrued	255,750	3	3,278	—	—	—	3,281
Treasury shares acquired and retired	(25,072)	—	(197)	—	—	—	(197)
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	11	—	11
Net loss	—	—	—	(33,274)	—	—	(33,274)

Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$—	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—	—
Shares issued to ECU shareholder's and officers	16,117,319	161	224,514	—	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	—	30,674
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	(62,671)	—	—	(62,671)

Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$—	$337,768
Stock compensation accrued	712,500	9	2,580	—	—	—	2,589
Registered offering stock units, net (Note 15)	5,497,504	55	29,378	—	—	—	29,433
Private placements stock units, net (Note 15)	1,365,794	14	7,461	—	—	—	7,475
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	32	—	32
Net loss	—	—	—	(92,025)	—	—	(92,025)

Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$—	$285,272

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	The Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 18)	$(36,641)	$(66,604)	$(27,845)

Cash flows from investing activities:
Purchase of available-for-sale investments	—	—	(6,003)
Sale of available-for-sale investments	49	1,233	6,441
Cash received net of cash paid in ECU merger	—	5,614	—
Convertible note issued to ECU	—	(15,713)	—
Proceeds from sale of assets	5,061	505	583
Additions to property, plant and equipment	(9,620)	(8,490)	(4,213)

Net cash used in investing activities	(4,510)	(16,851)	(3,192)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	36,908	30,674	143,457
Payment of notes and long term debt	—	(15,511)	—
Payment of customer advance	—	(4,049)	—

Net cash provided by financing activities	36,908	11,114	143,457

Net increase (decrease) in cash and cash equivalents	(4,243)	(72,341)	112,420
Cash and cash equivalents, beginning of period	48,649	120,990	8,570

Cash and cash equivalents, end of period	$44,406	$48,649	$120,990

Supplemental information:
Interest paid, net of amounts capitalized	$—	$885	$—

Income taxes paid	$—	$—	$1,459

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1. Operations

        Golden Minerals Company (the "Company"), a Delaware corporation, completed a business combination (the "Transaction") on September 2, 2011 with ECU Silver Mining Inc. ("ECU"). The primary asset acquired in the Transaction was the 100% interest in the Velardeña and Chicago precious metals mining operations in Mexico (the "Velardeña Operations") (see Note 24). The Company is primarily engaged in the operation and further development of the Velardeña Operations, the continued advancement of its El Quevar advanced exploration property in Argentina, and the continued rationalization of our portfolio of exploration properties in South America and Mexico.

        Upon emergence from Chapter 11 reorganization on March 24, 2009, the Company became the successor to Apex Silver Mines Limited ("ASML") for purposes of reporting under the U.S. federal securities laws. Upon emergence from the Chapter 11 reorganization and as required by U.S. GAAP and per the guidance of Accounting Standards Codification ("ASC") 805, "Business Combinations", ("ASC 805"), and ASC 852, "Reorganizations" ("ASC852"), the Company applied fresh start accounting and adjusted all of the acquired assets and assumed liabilities to their respective fair values based on the Company's reorganization value.

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

2. Liquidity and Capital Resources

        At December 31, 2012 the Company's aggregate cash and short-term investments totaled $44.6 million and, based on the assumptions described below, we expect to have a cash balance of approximately $24.0 million at December 31, 2013. In February of 2013 the Company completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. The Company anticipates completing approximately $1.0 million in additional exploration property sales during 2013. The Company expects to have sufficient funding to continue its long-term business strategy through 2013.

        Assuming metals prices of $30.00 per ounce of silver and $1,600 per ounce of gold during 2013 the Company expects to generate a negative $1.0 million gross margin at the Velardeña Operations, which the Company defines as revenue from the sale of metals less costs applicable to the sale of metals (exclusive of depreciation and development costs). With the cash and investment balance at December 31, 2012 of $44.6 million, the negative $1.0 million gross margin at the Velardeña Operations, and the anticipated proceeds of $4.5 million from the sale of certain exploration properties,

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

2. Liquidity and Capital Resources (Continued)

the Company plans to spend the following amounts during 2013 pursuant to its long-term business strategy:

  1.
  Approximately $7.5 million on capital, project and development costs related to the continued development of the San Mateo ramp and other mine development and capital expenditures intended to increase the capacity and productivity of the Velardeña Operations and plant facilities;

  2.
  Approximately $3.5 million at the El Quevar project to fund limited exploration completed in the first quarter of 2013, maintenance activities, property holding costs, and the continuation of project evaluation costs;

  3.
  Approximately $5.0 million on other exploration activities and property holding costs related to the Company's portfolio of exploration properties located primarily in Mexico and in Peru and Argentina, as the Company continues strategies to monetize portions of the portfolio;

  4.
  Approximately $7.0 million on general and administrative costs and $1.0 million on other working capital.

        The actual amount that the Company spends through year-end 2013 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and development work at the Velardeña Operations, the results of continued project assessment work at El Quevar and other exploration properties, and whether the Company is able to monetize additional portions of its exploration portfolio. There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated amounts of silver and gold production. A $2.50 average change in the price of silver during 2013 would result in a $2.0 million change in expected cash flow during the period while a $250.00 average change in the price of gold during 2013 would result in a $1.2 million change in expected cash flow during the period. If the anticipated production does not occur, or metals prices decline from the levels noted previously, the Company would likely end the year 2013 with a lower cash and investment balance than the approximately $24.0 million currently expected.

3. Summary of Significant Accounting Policies

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Company's consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; estimates of recoverable metals in stockpiles; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

        The policies adopted, considered by management to be significant, are summarized as follows:

  a.    Basis of consolidation

        All of the Company's consolidated subsidiaries are 100% owned and as such the Company does not recognize a noncontrolling interest in any of its subsidiaries. All intercompany transactions and balances have been eliminated at consolidation.

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

  e.    Inventories

        Metals inventories at the Velardeña Operations consist of marketable products including doré, concentrates and precipitates. Metals inventory are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete production and bring the product to sale. Costs included in metals inventory include direct and indirect costs of mining and processing, including depreciation. At December 31, 2011 and 2012, the Company had written down its metals inventory to net realizable value with excess costs included in cost of sales and depreciation.

        Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of any obsolete stock that is subject to impairment.

  f.    Mining properties, exploration and development costs

        The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

reserves, subsequent development costs are capitalized to mineral properties. For acquired mineral properties with proven and probable reserves, the Company capitalizes acquisition costs and subsequent development costs. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income.

        Mineral properties acquired in the ECU merger were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. The mineral properties are amortized on a units of production basis as minerals are produced.

        As a requirement of fresh start accounting certain exploration properties were recorded at their fair market value upon emergence from Chapter 11 reorganization. On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company's minimum requirements for continued evaluation. The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any are written off and reflected in other operating gains and losses, net on the accompanying Consolidated Statements of Operations and Comprehensive Income. Costs of exploration subsequent to the application of fresh start accounting have and will continue to be expensed.

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

        The Company records a lease as a capital lease if at the lease inception it meets one or more of four criteria in accordance with ASC 840, "Leases" ("ASC 840"). The Company records capital leases as an asset and an obligation at the lesser of an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term or the fair value of the leased assets.

        Property, plant and equipment are recorded at cost and per the guidance of ASC 360, "Property, Plant and Equipment" ("ASC 360"), the Company assesses the recoverability of its property, plant and equipment; including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.

        ASC 350, "Intangibles—Goodwill and Other" ("ASC 350"), requires that an entity assign its goodwill to reporting units and test each reporting unit's goodwill for impairment at least on an annual

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

basis and between annual tests in certain circumstances. All of the goodwill recorded on the Company's books is related to the Velardeña Operations acquired in the Transaction, which is considered by the Company to be a separate reporting unit (see Note 10).

  h.    Asset Retirement Obligations

        The Company records asset retirement obligations ("ARO") in accordance with ASC 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost ("ARC") is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 11).

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

  i.    Revenue Recognition

        Following the guidance of ASC 605, "Revenue Recognition" ("ASC 605"), the Company recognizes "Revenue from the sale of metals" at the earliest point that both risk of loss and title transfer to the purchaser pursuant to the terms of the Company's sales agreements. Prices for doré, concentrate and precipitate sales are fixed according to terms included in the sales agreements, which generally call for final pricing based on average metals prices observed over specific periods that range from 10 days prior to the transfer of title to the month following the month the product is received by the purchaser. Revenue is recorded based on estimated metals contained in the product from assay data and using either actual or projected prices for the pricing period specified in the sales agreement. Upon final settlement revenue may be adjusted for changes in actual contained metals and final metals prices.

        The Company recognized service fees and reimbursements for administrative costs and withholding taxes as "Management Service Fees" in the Statement of Operations and Comprehensive Income following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed direct administrative expenses and withholding taxes are reported as costs of services and income tax expense, respectively in the statement of operations. The Company recognizes service fees during the period that the services are rendered.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

  j.    Stock compensation

        Stock based compensation costs are recognized per the guidance of ASC 718, "Compensation—Stock Compensation" ("ASC 718"), and using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award (see Note 16). Stock grants are valued at their grant date at fair value which in the case of options requires the use of the Black-Scholes option pricing model.

  k.    Net income (loss) per Common Stock/Ordinary Share

        Basic income (loss) per share is computed by dividing net income (loss) available to holders of the Company's Common Stock by the weighted average number of Common Stock/Ordinary Shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock or Ordinary Shares were exercised or converted into Common Stock or Ordinary Shares.

        At December 31, 2012, 2011 and 2010, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

  l.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity. For the years ended December 31, 2012, 2011 and 2010 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

        The Company classifies income tax related interest and penalties as income tax expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

3. Summary of Significant Accounting Policies (Continued)

  n.    Recently Adopted Standards

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that the components of comprehensive income be presented either in a single continuous statement of net income and comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 requires retrospective application. As the Company has only one component of comprehensive income related to the mark to market of available for sale investments it has presented a single continuous statement of net income and comprehensive income.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and Financial Reporting Standards (IFRS). This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with IFRS. We adopted this guidance prospectively beginning with our first quarterly filing in 2012 and it did not have any impact on our financial position or results of operations.

  o.    Recently Issued Pronouncements

        In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this new guidance to have a material impact on its financial position or results of operations.

        In September 2011, the FASB issued Accounting Standards Update 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-08"), which allows an entity the option of performing a qualitative assessment to determine whether it is necessary to perform the current two-step annual impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit more-likely-than-not exceeds the carrying amount, the two-step impairment test is not required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment or amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during 2012 and performed qualitative and quantitative assessments in determining that its goodwill was impaired (see Note 10).

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

        The following table summarizes the Company's investments at December 31, 2012:

December 31, 2012	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale
Common stock	$207	$242	$242

Total available for sale	207	242	242

Total short term	$207	$242	$242

        The available for sale common stock at December 31, 2012 consists of 3.0 million shares of a junior mining company received during the third quarter 2012 related to the 2011 sale of the Company's Paca Pulacayo property in Bolivia.

        At December 31, 2012 and 2011, the Company held warrants to purchase common stock of a junior mining company which were acquired in a transaction related to the Company's exploration activities. The warrants expired on January 6, 2013 and had a nominal carrying value of less than one thousand dollars at both December 31, 2012 and 2011.

        Quoted market prices at December 31, 2012 were used to determine the fair values of the above investments. See Note 14 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

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

5. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2012	2011
	(in thousands)
Prepaid insurance	$611	$590
Prepaid contractor fees and vendor advances	148	1,557
Account receivable	—	682
Recoupable deposits and other	285	290

	$1,044	$3,119

  December 31, 2012

        The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company's Velardeña Operations in Mexico.

        In addition, included in non-current assets at December 31, 2012 is approximately $163,000 of prepaid insurance on which amortization will be recognized through 2015.

  December 31, 2011

        The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company's Velardeña Operations in Mexico.

        The account receivable is related to the sale of our Paca Pulacayo property in Bolivia which settled during July 2012.

        In addition, included in non-current assets at December 31, 2011 is approximately $264,000 of prepaid insurance on which amortization will be recognized through 2015.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

6. Inventories

        Inventories at the Velardeña Operations were as follows:

	December 31,
	2012	2011
	(in thousands)
Metals inventory	$2,076	$4,250
In-process inventory	228	257
Material and supplies	1,084	805

	$3,388	$5,312

        At December 31, 2012, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $2.7 million and a charge to depreciation expense of approximately $0.8 million.

        At December 31, 2011, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $3.8 million and a charge to depreciation expense of approximately $0.6 million.

7. Value added tax recoverable

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

8. Property, Plant and Equipment and Assets Held for Sale

  Property, plant and equipment, net

        The components of property, plant, and equipment, net were as follows:

	December 31,
	2012	2011
	(in thousands)
Mineral properties	$239,200	$239,200
Exploration properties	15,685	16,549
Royalty properties	200	1,208
Buildings	4,808	4,766
Mining equipment and machinery	29,185	21,335
Other furniture and equipment	2,204	1,553
Asset retirement cost	1,883	3,506

	293,165	288,117
Less: Accumulated depreciation & amortization	(12,260)	(3,918)

	280,905	284,199

        During the second quarter 2012 the Company completed the sale of its 1% net smelter royalty interest in the Platosa property to Excellon Resources Inc. for $2.4 million and recorded a $1.8 million gain on the sale which is reflected in interest and other income on the accompanying Statements of Operations and Comprehensive Income. The remaining royalty property is a property located in Mexico on which the Company has retained net smelter return royalty rights. There has been no royalty production from this property to date.

        During the fourth quarter 2012, the Company sold exploration properties in Mexico, Peru and Bolivia for total proceeds of $2.5 million and recorded gains of $2.2 million which is reflected in other operating income on the accompanying Statements of Operations and Comprehensive Income.

        The asset retirement cost is all related to the Company's Velardeña Operations in Mexico and was adjusted during the second quarter 2012 based on the completion of a mine closure plan during the period as discussed in detail in Note 11.

        Additions to property, plant and equipment during 2012 are primarily related to activity at the Company's Velardeña Operations.

  Assets Held for Sale

        During the fourth quarter of 2012, the Company obtained approval from its board of directors to sell most of its exploration concessions in Peru. The $0.6 million carrying value of the properties is reflected in assets held for sale in the accompanying consolidated balance sheets at December 31, 2012. The sale of a portion of the exploration concessions was completed during February 2013, as discussed in Note 25.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

9. Accounts Payable and Other Accrued Liabilities

        The Company's accounts payable and other accrued liabilities consist of the following:

	December 31,
	2012	2011
	(in thousands)
Accounts payable and accruals	$4,098	$5,172
Accrued employee compensation and benefits	2,134	2,898

	$6,232	$8,070

  December 31, 2012

        Accounts payable and accruals at December 31, 2012 are primarily related to amounts due to contractors and suppliers in the amounts of $3.0 million, $0.7 million and $0.4 million related to the Company's Velardeña Operations, corporate administrative activities and exploration, respectively.

        Accrued employee compensation and benefits at December 31, 2012 consist of $0.1 million of accrued vacation payable and $2.0 million related to withholding taxes and benefits payable, of which $1.7 million is related to activities at the Velardeña Operations.

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

10. Goodwill

        The carrying value of goodwill, related to the Mexico ECU reporting unit, was $11.7 million at December 31, 2012 and $70.2 million at December 31, 2011. The reduction in the carrying value of goodwill is the result of the Company recording impairment charges of $57.2 million during the third quarter 2012 and an additional charge of $1.3 million recorded during the fourth quarter 2012, which are reflected in operating costs and expenses in the accompanying consolidated statements of operations and comprehensive income.

        Goodwill is related to the acquisition of the Velardeña Operations and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value. The goodwill is not deductible for income tax purposes.

        The Company assesses the recoverability of its long lived assets, including goodwill, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. In the little over a year since the completion of the Transaction, the Company's

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

10. Goodwill (Continued)

forecast of future gold and silver prices has decreased by approximately 20% and certain assumptions related to ore processing throughput rates and other aspects of the long term operating plan for the Velardeña Operations have changed. As a result of these changes, and per the guidance of ASC 350, the Company completed an impairment analysis of the goodwill carrying value. The analysis indicated that goodwill was impaired by the amounts indicated above. The additional $1.3 million impairment recorded during the fourth quarter 2012 was primarily the result of the finalizing of certain operating and pricing assumptions.

        The impairment amounts recorded during 2012 were calculated by applying the income approach to determine the fair value of the net assets of the reporting unit per the guidance of ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"). The Company utilized discounted cash flows and an excess earnings model to determine the fair value of the entity and the implied goodwill. This model falls within level 3 of the fair value hierarchy per ASC 820 (see Note 14) and includes various inputs including the weighted average cost of capital, future metals prices, and assumptions from the Company's Velardeña Operations operating plan extended over a twenty five year period. The most significant unobservable factors are certain assumptions used in the Velardeña Operations operating plan and include: 1) ore grades consistent with the Company's current and previously reported estimates of mineralized material, 2) plant throughput consistent with a plan to ramp up to 1,150 tonnes per day by 2015, and 3) the Company's projections of operating costs. The weighted average cost of capital of 21 percent and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data. Metals prices used in the analysis for silver ranged from $34.78 to $23.77 per ounce and for gold from $1,866 to $1,394 per ounce.

11. Asset Retirement and Reclamation Liabilities

        The Company recorded an approximately $3.5 million ARO and offsetting asset retirement cost ARC related to the Velardeña Operations upon the acquisition of ECU (see Note 24). The Company with the help of a third party engineering firm, estimated the ARO and ARC based on the engineering firm's experience with mining operations of similar size and scope as that of the Velardeña Operations. Shortly after the completion of the ECU acquisition the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Operations. That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million. The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below.

        The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur. During 2012 the Company recognized approximately $0.2 million of accretion expense and approximately $0.2 million of amortization expense related to the ARC. During 2011, subsequent to the acquisition, the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.2 million of amortization expense related to the ARC.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

11. Asset Retirement and Reclamation Liabilities (Continued)

        The following table summarizes activity in the Velardeña Operations ARO:

	December 31,
	2012	2011
	(in thousands)
Beginning balance	$3,577	$—
ARO arising in the period (acquired at merger)	—	3,506
Changes in estimates, and other	(1,656)	—
Liabilities settled	—	—
Accretion expense	159	71

Ending balance	$2,080	$3,577

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

13. Other Liabilities

        The Company recorded other current liabilities of $7.1 million at December 31, 2012 and $7.5 million at December 31, 2011. The December 31, 2012 and 2011 amounts include a loss contingency of $4.6 million and $4.9 million, respectively and an unrecognized tax benefit of $2.5 million and $2.6 million, respectively. The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability. The loss contingency is expected to be settled over the next four years.

        The Company had recorded other long term liabilities of $0.2 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. Both amounts are related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

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

        The following table summarizes the Company's financial assets at fair value at December 31, 2012, and 2011 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2012
Assets:
Cash equivalents	$44,406	$—	$—	$44,406
Short-term available for sale securities	241	—	—	241
Trade accounts receivable	1,291	—	—	1,291

	$45,938	$—	$—	$45,938

At December 31, 2011
Assets:
Cash equivalents	$48,649	$—	$—	$48,649
Other accounts recivable	—	—	682	682

	$48,649	$—	$682	$49,331

        The Company's cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

        The Company's short-term available for sale securities are classified within Level 1 of the fair value hierarchy and are comprised of common stock, which has been valued using quoted prices in active markets.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

14. Fair Value Measurements (Continued)

        The Company's trade accounts receivable is classified within Level 1 of the fair value hierarchy and is related to the sale of metals at our Velardeña Operations and is valued at published metals prices per the terms of the refining and smelting agreements.

        The Company did not have any Level 2 or Level 3 financial assets at December 31, 2012.

        The other account receivable at December 31, 2011 was related to the sale of the Paca Pulacayo property in Bolivia to Apogee. Because the receivable was payable in a combination of Apogee shares and cash and was dependent on Apogee's share price and credit risk, the receivable was marked to fair value at the end of each period. The receivable was classified within level 3 as the value was calculated using active market stock prices as well as unobservable inputs of estimated discount rates. The receivable was settled during July 2012.

15. Income Taxes

        The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), on a tax jurisdictional basis.

        The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
CURRENT TAXES:
United States	$—	$(7)	$—
Other Countries	(330)	—	1,459

	$(330)	$(7)	$1,459

DEFERRED TAXES:
United States	$—	$98	$(7)
Other Countries	(7,684)	(2,220)	(25)

	$(7,684)	$(2,122)	$(32)

Total Income Tax Provision (Benefit)	$(8,014)	$(2,129)	$1,427

        Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$(12,107)	$(21,497)	$(12,330)
Other Countries	(87,932)	(43,303)	(19,517)

	$(100,039)	$(64,800)	$(31,847)

        For the years ended December 31, 2012 and 2011 the Company recorded a $7.7 and a $2.1 million deferred tax benefit, respectively, related primarily to Mexico net operating losses. In 2012 the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Income Taxes (Continued)

Company recorded current tax benefit of $0.3 million related to the partial removal of an unrecognized tax benefit due to the lapse of the statute of limitations in Mexico. For the year ended December 31, 2010, the Company recognized income tax expense of $1.4 million, consisting primarily of Bolivian withholding tax on management services provided to the San Cristobal operation.

        A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income (loss) is summarized below.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Tax expense (benefit) at US rate of 34%	$(34,013)	$(22,032)	$(10,828)
Withholding taxes on fees	—	—	1,459
Other adjustments:
Non-deductibility of Goodwill impairment	16,377	—	—
Rate differential of other jurisdictions	4,734	230	(167)
Effects of foreign earnings	(2,546)	(6,371)	38,338
Change in valuation allowance	5,885	18,032	(27,926)
Loss carryforwards removed due to disposal of subsidiary	1,441	3,096	—
Non-deductibility of VAT in foreign jurisdictions	87	1,707	930
Capitalized transaction costs	—	1,084	—
Other	21	2,125	(379)

Income tax provision	$(8,014)	$(2,129)	$1,427

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Income Taxes (Continued)

        The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended December 31,
	2012	2011
	(Successor) (in thousands)
Deferred tax assets:
Net operating loss carryforwards	$57,169	$47,481
Stock-based compensation	1,163	1,063
Property, plant and equipment	18,927	20,063
Other	1,555	1,496

	78,814	70,103
Less: Valuation allowance	(60,921)	(58,094)

Total deferred tax assets	17,893	12,009

Deferred tax liabilities:
Property, plant and equipment	(64,232)	(66,422)
Other	(733)	(1,190)

Total deferred tax liabilities	(64,965)	(67,612)

Net deferred tax asset (liability)	$(47,072)	$(55,603)

        In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability of $47.1 million and $55.6 million as of December 31, 2012 and December 31, 2011, respectively, consists primarily of a $63.7 million and $65.5 million deferred tax liability related to the basis differences of the properties, plant and equipment of our Velardeña Operations, and a $16.3 million and $10.1 million deferred tax asset related to Mexico net operating losses, respectively.

        At December 31, 2012, the Company had net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $67.3 million is related to the Velardeña Operations in Mexico and expire in future years through 2022. $21.6 million is related to other Mexico exploration activities and also expire in future years through 2022. $24.2 million of net operating losses exist in Luxembourg and Chile that have no expiration date, while $46.2 million exist in other non-U.S. countries, which will expire in future years through 2032.

        In the U.S., there are $32.4 million of net operating loss carryforwards, which will expire in future years through 2032. In addition, the Company has loss carryforwards of $0.7 million which would require recognition of a benefit to additional paid in capital if ever realized. A portion of the U.S. net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382, relating to two change of control events triggered by the Company's public offering of its common stock in March 2010 and by the Company's acquisition of ECU in September 2011.

        The valuation allowance offsetting the deferred tax assets of the Company of $60.9 million and $58.1 million at December 31, 2012 and 2011, respectively, relates primarily to the uncertain utilization

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

15. Income Taxes (Continued)

of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

        The Company had unrecognized tax benefits of $2.5 million and $2.7 million as of December 31, 2012 and 2011, respectively. As of December 31, 2010, as a result of the lapse of the applicable statute of limitations, the Company reduced an unrecognized tax benefit by $1.4 million, with no consequence to tax expense due to a corresponding increase to the Company's deferred tax asset valuation allowance. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	The Year Ended December 31,
	2012	2011	2010
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$2,701	$—	$1,425
Additions for tax positions of prior years	329	—	—
Additions for tax positions of current year	—	2,756	—
Reductions due to lapse of statute of limitations	(278)	(55)	(1,425)

Gross unrecognized tax benefits at end of period	$2,752	$2,701	$—

        Tax years as early as 2008 remain open and are subject to examination in the Company's principal tax jurisdictions. Certain of the Company's subsidiaries in Mexico are under examination by the Mexico tax authorities for fiscal years 2010 and 2011. As a result of statute of limitations that will begin to expire within the next 12 months, the Company estimates that it is reasonably possible that the total amount of its net unrecognized tax benefits will decrease by $0.5 million. The total amount of interest and penalties recognized in the statement of operations for 2012 and 2011 is $0.1 million and $0.2 million respectively, and the total interest and penalties recognized in the statement of financial position as of December 31, 2012 and 2011 is $1.3 and $1.1 million, respectively. The Company classifies income tax related interest and penalties as income tax expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Equity (Deficit)

  Public offerings, private placements and registered offering of the Company's common stock

        On September 19, 2012, the Company completed a registered offering (the "Offering") of 5,497,504 shares (the "Shares") of the Company's common stock, par value $0.01 per share, and warrants (the "Warrants") to purchase 2,748,752 shares of the Company's common stock. The Shares and Warrants were sold in units ("Units") at a price of $5.75 per Unit, with each Unit consisting of one Share of the Company's common stock and a Warrant to purchase 0.50 of a share of the Company's common stock. The Warrants become exercisable on March 20, 2013, at an exercise price of $8.42 per share and will expire on September 19, 2017, five years from the date of issuance. The Shares and the Warrants are immediately separable and were issued separately. The underwriter purchased the Units at a price of $5.4625 per Unit, which was net of the underwriting discount of 5 percent. The Company received net proceeds from the Offering of approximately $29.4 million after the underwriter discount of approximately $1.6 million and other costs of approximately $0.6 million.

        On September 19, 2012 the Company also completed a private placement with The Sentient Group ("Sentient"), the Company's largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 1,365,794 Units, with each Unit consisting of one share of the Company's common stock and a Warrant to purchase 0.50 of a share of the Company's common stock. The Warrants become exercisable on March 20, 2013, at an exercise price of $8.42 per share and will expire on September 19, 2017, five years from the date of issuance. Each Unit was priced at $5.4625, the same discounted price paid by the underwriter in the Offering. The Company received net proceeds from the private placement of approximately $7.5 million after the discount of approximately $0.4 million. Following the completion of the Private Placement and the Offering, Sentient continues to hold approximately 19.9% of the Company's outstanding common stock (excluding restricted common stock held by the Company's employees). Sentient is an independent private equity firm that manages investments in the global resources industry.

        On October 7, 2011, the Company completed a private placement with Sentient of 4,118,150 shares of the Company's common stock at a price of $7.44 per share, resulting in net proceeds to the Company of approximately $30.7 million after costs related to the transaction of less than $0.1 million. As a result of the private placement Sentient continued to hold approximately 19.9% of the Company's outstanding common stock subsequent to the Company's acquisition of ECU (excluding restricted common stock held by the Company's employees). In conjunction with the Private Placement, the Company agreed to register with the Securities and Exchange Commission the common stock purchased by Sentient no later than March 31, 2012 with an effective date for the registration no later than June 30, 2012.

        On October 22, 2010, the Company closed a public offering of 4,663,250 shares of its common stock at a price of $18.50 per share, which included 608,250 shares issued to the underwriters upon exercise in full of their over-allotment option. Concurrent with the public offering, Sentient purchased in a private placement pursuant to Regulation S under the Securities Act of 1933 an additional 1,190,031 shares of the Company's common stock at the public offering price of $18.50, maintaining its ownership percentage at 19.9% (excluding restricted common stock held by employees). The aggregate net proceeds to the Company from the public offering and the Sentient private placement was approximately $103.0 million, net of offering costs of approximately $0.8 million, the underwriting

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Equity (Deficit) (Continued)

discount of approximately $4.3 million, and the placement agent commission of approximately $0.2 million.

        On March 24, 2010 the Company completed a public offering of 4,000,000 shares of common stock at an offering price of $8.50 per share. The Company sold 3,652,234 shares and a selling stockholder sold 347,766 shares. Concurrent with the public offering, Sentient exercised its existing pre-emptive right in order to maintain its 19.9% equity interest (excluding restricted common stock held by employees) in the Company, purchased in a private placement pursuant to Regulation S under the U.S. Securities Act of 1933 an additional 905,065 shares of common stock at the public offering price of $8.50 per share. The aggregate net proceeds to the Company from the sale of the shares in the public offering and the sale of the shares to Sentient was approximately $35.0 million after deducting underwriting discounts, commissions and expenses.

        During January 2010 the Company completed a private placement of 844,694 shares of its common stock to two investment funds managed by Sentient, which included 745,318 shares issued in the initial private placement plus an additional 99,376 shares issued upon exercise of Sentient's contractual pre-emptive right in order to maintain its 19.9% equity interest (excluding restricted common stock held by employees) in the Company following completion of the Hochschild Mining Group's ("Hochschild") transaction discussed below. These shares were sold at a purchase price of Cdn$7.06 per share, resulting in net proceeds to the Company of approximately $5.5 million.

  Issuance of Common Stock Related to Merger

        On September 2, 2011, per the terms of the Transaction, the Company issued 16,004,111 shares of its common stock to the former shareholders of ECU. The value of the shares was approximately $223.1 million based on the $13.94 closing price of the Company's common stock on September 2, 2011. See Note 24 for a discussion of the allocation of the purchase price of the transaction.

        In addition, on September 2, 2011 the Company issued 113,208 shares of its common stock to one of the ECU officers in settlement of a change of control bonus required to be paid by ECU. The value of the shares was approximately $1.6 million based on the $13.94 closing price of the Company's common stock on September 2, 2011.

  Replacement Options and Warrants

        Per the terms of the Arrangement, the Company has issued to former ECU stock option and warrant holders Replacement Options and Replacement Warrants to purchase shares of the Company's common stock. The Company issued 653,000 Replacement Options with exercise prices ranging between $16.00 and $60.00 and expiration dates ranging between September 24, 2011 and October 22, 2014. In addition the Company has issued 2,218,292 Replacement Warrants. The Replacement Warrants included 386,363 warrants with an exercise price of $18.00 that expired on December 9, 2011, and 1,831,929 warrants with an exercise price of $19.00 expiring on February 20, 2014. The Replacement Options had a fair value of approximately $1.1 million and the Replacement Warrants had a fair value of approximately $8.8 million as determined through the use of a Black-Scholes model. The $9.9 million fair value of the Replacement Options and Replacement Warrants was included in the purchase price as discussed in Note 24.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Equity (Deficit) (Continued)

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

  Issuance of common stock for mineral property interest

        During January 2010 the Company acquired Hochschild's 35% interest in Minera El Quevar S.A. in exchange for 400,000 shares of the Company's common stock and a warrant to acquire 300,000 shares of the Company's common stock exercisable for three years at an exercise price of $15.00 per share. In accordance with ASC 810, "Consolidations", the Company has reflected this transaction in equity with charges to common stock and additional paid in capital and the elimination of approximately $0.8 million of noncontrolling interest. No gain or loss was recognized on the transaction. With the completion of this transaction, the Company now owns and controls 100% of the concessions related to the El Quevar project. On April 13, 2011, Hochschild exercised its warrant on a cashless exercise basis as permitted by the terms of the warrant, which resulted in the issuance to Hochschild of 104,889 net shares of the Company's common stock on April 15, 2011.

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

        The merger with ECU on September 2, 2011 (see Note 24) was determined to constitute a change in control pursuant to the terms of the equity plan which resulted in the vesting of all outstanding stock-based compensation grants on that date. The Company recognized stock compensation expense of approximately $1.3 million as a result of the accelerated vesting of the grants.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Equity (Deficit) (Continued)

        The following table summarizes the status of the Company's restricted stock grants issued under the Equity Plan at December 31, 2012, 2011 and 2010 and changes during the years then ended:

	The Year Ended December 31,
	2012		2011		2010
Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	223,000	$11.54	461,650	$13.45	230,000	$10.75
Granted during the year	717,500	4.79	223,000	11.54	382,650	13.82
Restrictions lifted during the year	(112,000)	11.67	(454,916)	13.52	(139,000)	10.40
Forfeited during the year	(5,000)	6.19	(6,734)	9.08	(12,000)	8.73

Outstanding at end of year	823,500	$5.67	223,000	$11.54	461,650	$13.37

        The restricted stock granted during 2012 includes 24,000 shares granted to a new officer and 6,000 shares granted to a new employee both hired during 2012. The remaining shares were granted to officers and employees during December 2012 as a portion of their annual compensation. One third of the restricted stock grants made during 2012 will vest on each of the first, second and third anniversaries of the grant dates, provided the officer or employee continues to serve the Company at that time. During 2012, restrictions on 21,000 shares were lifted for an officer of the Company as a result of his retirement; restrictions on 18,000 shares were lifted for another officer as the result of his termination and restrictions were lifted on 3,333 shares related to the termination of an employee. The remaining restrictions lifted during 2012 were the result of the first anniversary vesting of grants made to officers and employees during 2011.

        As a result of the ECU merger all of the unvested restricted stock grants outstanding at September 2, 2011 vested and the company recognized a $1.1 million charge related to the accelerated vesting. Included in the restricted stock granted during the year ended December 31, 2011 were 215,900 shares granted on September 15, 2011 following completion of the ECU transaction. One third of the stock granted during the year ended December 31, 2011 will vest on each of the first, second and third anniversaries of the grant dates, provided the officer or employee continues to serve the Company at that time.

        In conjunction with the lifting of the restrictions during the year ended December 31, 2011, certain officers and employees of the Company relinquished an aggregate of 106,056 shares in lieu of taxes. The shares had an approximate aggregate value of $1.8 million and were recorded as treasury shares which were subsequently canceled.

        For the years ended December 31, 2012, 2011 and 2010 the Company recognized approximately $2.4 million, $4.9 million and $2.7 million, respectively, of compensation expense related to the restricted stock grants. The Company expects to recognize additional compensation expense related to these awards of approximately $2.0 million over the next 36 months.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

16. Equity (Deficit) (Continued)

        The following table summarizes the status of the Company's stock option grants issued under the Equity Plan at December 31, 2012, 2011 and 2010 and changes during the years then ended:

	The Year Ended December 31,
	2012		2011		2010
Equity Plan Options	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	136,810	$8.01	136,810	$8.01	—	$—
Granted during the year	—	—	—	—	136,810	8.01
Restrictions lifted during the year	—	—	—	—	—	—
Forfeited during the year	(18,000)	$8.01	—	—	—	—

Outstanding at end of year	118,810	$8.01	136,810	$8.01	136,810	$8.01

Exercisable at end of period	118,810	$8.01	136,810	$8.01	—	$—
Granted and vested	118,810	$8.01	136,810	$8.01	—	$—

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

        As a result of the ECU merger discussed above all of the outstanding stock option grants vested on September 2, 2011 and the Company recognized a $0.1 million charge related to the accelerated vesting. For the years ended December 31, 2011 and 2010 the Company recognized approximately $0.3 million and $.4 million, respectively, of compensation expense related to the stock option grants. As a result of the accelerated vesting the awards have been fully expensed at December 31, 2011.

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

16. Equity (Deficit) (Continued)

compensation in the form of Restricted Stock Units ("RSUs") issued under the Equity Plan. The RSUs vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director's board service.

        The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2012, 2011 and 2010 and changes during the years then ended:

	For the Year Ended December 31,
	2012		2011		2010
Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	63,781	$11.57	46,555	$9.62	25,000	$10.92
Granted during the year	80,214	3.74	17,226	16.84	21,555	8.12
Restrictions lifted during the year	—	—	—	—	—	—
Forfeited during the year	—	—	—	—	—	—

Outstanding at end of year	143,995	$7.21	63,781	$11.57	46,555	$9.62

        As a result of the ECU merger all of the unvested RSU grants outstanding at September 2, 2011 vested and the company recognized a $0.1 million charge related to the accelerated vesting.

        For the years ended December 31, 2012, 2011 and 2010 the Company recognized approximately $0.2 million, $0.3 million and $0.2 million, respectively, of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.1 million over the next 5 months.

17. Revenue and Related Costs

Sale of metals and costs of sales

        The Company produces marketable products including doré, concentrates and precipitates at its Velardeña Operations. During the year ended December 31, 2012 the Company sold marketable products to five customers. Under the terms of the Company's agreements with one doré and precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company's other customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed. Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products. At December 31, 2012 and 2011, the Company had written down its metals inventory to net realizable value including charges to the cost of metals sold of approximately $2.7 million and $3.8 million, respectively and charges to depreciation expense of approximately $0.8 million and $0.6 million, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

17. Revenue and Related Costs (Continued)

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Cash Flow Information

        The following table reconciles net income (loss) for the period to cash from operations:

	The Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(92,025)	$(62,671)	$(33,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	10,012	2,792	1,095
(Gain) loss on sale of investments	52	246	(133)
Gain on sale of assets, net	(4,070)	(419)	(110)
Accretion of asset retirement obligation	101	71	—
Accrued reclamation	—	—	220
Asset write off	521	—	—
Exploration property abandonment	—	100	—
Impairment of long lived assets	58,489	—	280
Impairment of accounts receivable	—	112	—
Fair market value adjustment of assets held for sale	—	—	(982)
Fair value of stock/warrants received for mineral rights	(270)	—	(450)
Income tax provision	(8,014)	(2,129)	—
Foreign exchange loss on loss contingency	548	—	—
Foreign exchange gain on deferred tax liability	(847)	—	—
Foreign exchange loss on convertable note	—	472	—
Stock compensation	2,588	5,541	3,281
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(1,291)	—	1,460
(Increase) decrease in prepaid expenses and other assets	2,176	643	509
(Increase) decrease in inventories	1,071	(2,233)	—
Increase in value added tax recoverable (net)	(3,106)	(183)	—
Increase (decrease) in accrued interest payable net of amounts capitalized	—	(381)	—
Increase (decrease) in accounts payable and accrued
Increase (decrease) in accounts payable and accrued Liabilities	(2,487)	(7,714)	507
Increase (decrease) in deferred leasehold payments	(95)	(92)	(43)
Increase (decrease) in income taxes payable, net	—	1,090	(26)
Other increase (decrease)	6	(15)	18
Treasury shares acquired and retired	—	(1,834)	(197)

Net cash used in operating activities	$(36,641)	$(66,604)	$(27,845)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

18. Cash Flow Information (Continued)

        The following table details supplemental non-cash transactions:

	The Year Ended December 31,
	2012	2011	2010
	(in thousands)
Initial measurement of asset retirement obligation	$—	$3,506	$—
Mineral rights acquired with common stock and warrants	$—	$—	$794
Common stock issued in business combination	$—	$223,097	$—
Impairment of goodwill	$58,484	$—	$—

19. Commitments and Contingencies

        Leases and Purchase Commitments—The Company has non-cancelable operating lease commitments as follows:

	2013	2014	2015	2016	2017
El Quevar mining concessions (estimated)	$34	$48	$70	$97	$97
Velardeña mining consessions (estimated)	$21	$23	$25	$27	$29
Office space	$586	$447	$34	$—	$—
Purchase option agreements	$700	$—	$—	$—	$—

        The Company is required to make mining patent lease payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $28,000, $27,000 and $36,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company is required to make annual lease payments to the Mexican government to maintain its rights to the Velardeña mining concessions. During the years ended December 31, 2012 and 2011 the Company made such payments totaling approximately $23,000 and $24,000, respectively. The payments include payments made related to adjacent exploration concessions on which there is on current mining.

        The company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Operations in Mexico, El Quevar project in Argentina, and regional exploration centers in Mexico and Argentina. The lease for the corporate headquarters office space expires in November 2014. Payments associated with this lease were recorded to rent expense by the Company in the amounts of $305,000, $294,000 and $265,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The purchase option agreement is a required payment to a current El Quevar concession owner in order to retain title to the property. The Company has the right to terminate the payment and release the concession at any time.

        Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

19. Commitments and Contingencies (Continued)

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

20. Royalty Income

        During 2004 the Company sold the mineral rights on a portion of its Platosa property in Mexico to Excellon Resources Inc. ("Excellon") and retained a 5% net smelter return ("NSR") royalty interest that decreases to a 2% NSR after the Company had received $4.0 million of royalty payments. Excellon has been mining on the royalty section of the property and producing and selling silver, zinc and lead since 2006. During the fourth quarter of 2009 the Company sold its remaining interest in the Platosa property to Excellon for $2.0 million in cash and retained a 1% NSR royalty. During the second quarter 2012 the Company sold its remaining 1% NSR royalty interest to Excellon for $2.4 million and recorded a $1.8 million gain on the sale which is reflected in interest and other income on the accompanying statements of operations. Prior to the sale of the NSR royalty interest, the Company earned NSR royalties from Excellon of $0.4 million, $0.4 million and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

21. Foreign Currency

        The Company conducts operations primarily in South America and Mexico and gains and losses on foreign currency translation are related to those activities. The Company's functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

22. Segment Information

        The Company's sole activity is the mining, development and exploration of mineral properties containing precious metals. The Company's reportable segments are based upon the Company's revenue producing activities and cash consuming activities. The Company reports two segments, one for its producing Velardeña Operations in Mexico and the other comprised of non-producing activities including exploration, development and general and administrative activities. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

22. Segment Information (Continued)

management uses internally for evaluating segment performance. The financial information relating to the Company's segments is as follows:

The Year ended December 31, 2012	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Operations	$26,086	$33,369	$8,635	$7,913	$81,600	$298,002	$9,531
Corporate, Exploration & Other	—	—	1,377	19,187	18,439	50,100	89

	$26,086	$33,369	$10,012	$27,100	$100,039	$348,102	$9,620

The Year ended December 31, 2011	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Operations	$1,836	$6,086	$963	$583	$9,445	$282,563	$2,685
Corporate, Exploration & Other	—	—	1,829	53,850	55,355	130,452	5,805

	$1,836	$6,086	$2,792	$54,433	$64,800	$413,015	$8,490

        Goodwill is all related to the ECU merger and is therefore all related to the Velardeña Operations segment (see Note 10).

        All of the revenue reported for 2012 and 2011 was from the Company's Velardeña Operations in Mexico. The 2012 revenue was attributable to sales of precipitates, concentrates and doré bars to five customers under varying agreements. The 2011 revenue was attributable to the sale of gold and silver doré bars to a single customer pursuant to a purchase contract.

        Prior to the September 2, 2011 acquisition of the Velardeña Operations the Company operated under a single segment.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

23. Quarterly Results of Operations (Unaudited)

        The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2012, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
The Year Ended December 31, 2012
Net sales	$6,383	$4,938	$7,063	$7,702
Gross loss	$(1,544)	$(1,665)	$(1,510)	$(2,564)
Net loss	$(10,131)	$(7,640)	$(63,316)	$(10,938)
Net income (loss) per Ordinary Share—basic and diluted:
Loss	$(0.29)	$(0.22)	$(1.74)	$(0.26)
The Year Ended December 31, 2011
Net sales	$—	$—	$—	$1,836
Gross loss	$—	$—	$—	$(4,250)
Net loss	$(15,925)	$(18,591)	$(11,744)	$(16,411)
Net income (loss) per Ordinary Share—basic and diluted:
Loss	$(1.08)	$(1.24)	$(0.59)	$(0.47)

        The net loss for the third quarter 2012 includes a goodwill impairment charge of $58.5 million (see Note 10).

        Net sales and gross profit for the four quarters of 2012 and for the fourth quarter of 2011 are all related to metals sales from the Velardeña Operations (see Note 17).

24. Acquisition of ECU Silver Mining Inc.

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

(Expressed in United States dollars)

24. Acquisition of ECU Silver Mining Inc. (Continued)

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

        The Company followed the acquisition method of accounting in accordance with ASC 805. The following tables summarize the calculation of the purchase price and the fair values of the assets acquired and liabilities assumed on September 2, 2011 in connection with the Transaction.

        Calculation of purchase price ($000's):

Cash consideration	$129
Stock consideration(a)	223,097
Replacement options(b)	1,109
Replacement warrants(b)	8,744

Total purchase price	$233,079

(a)
The value of the Company's common stock was $13.94 per share, the closing price on the NYSE MKT September 2, 2011.

(b)
The fair value of Replacement Options and Replacement Warrants was determined using a Black-Scholes pricing model.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

24. Acquisition of ECU Silver Mining Inc. (Continued)

          Allocation of purchase price ($000's):

Current assets(c)	$9,001
Inventories(d)	1,520
Mineral properties(e)	239,200
Asset retirement cost(e)	1,883
Exploration properties(e)	12,732
Plant and equipment(f)	14,059
Goodwill(g)	70,155
Deferred tax asset(h)	8,797
Current liabilities(c)	(26,122)
Long term debt(c)	(30,752)
Asset retirement obligation(e)	(1,883)
Deferred tax liability(h)	(65,511)

Total purchase price	$233,079

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

(e)
Mineral properties and the asset retirement obligation are recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. The asset valuations were derived in accordance with the guidance of ASC 820 using a combination of income, market and cost approach models depending on the asset. In applying the appropriate valuation model or models, the valuation consultants employed a variety of economic factors and market data, including discount rates, income tax rates, projections of future metals prices, and third party market surveys. The mineral properties will be amortized on a units of production basis as minerals are depleted.

(f)
Plant and equipment purchased in the Arrangement have been recorded at fair value based on valuations performed with the assistance of an independent appraisal firm in accordance with the guidance of ASC 820. The plant and equipment will be depreciated on a straight line basis over their remaining useful lives.

(g)
Goodwill is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in United States dollars)

24. Acquisition of ECU Silver Mining Inc. (Continued)

  liabilities assumed at amounts that do not reflect fair value (see Note 9). The goodwill is not deductible for income tax purposes.

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

        At the time of the acquisition, the Company, with the help of a third party engineering firm, estimated the ARO and ARC to be approximately $3.5 million based on the engineering firm's experience with mining operations of similar size and scope as that of the Velardeña Operations. Shortly after the completion of the acquisition the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Operations. That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million. The ARO and ARC amounts were adjusted accordingly as set forth in the purchase price allocation table above.

25. Subsequent Event

        During February 2013, the Company entered into an agreement to sell most of its exploration concessions in Peru to Compañía de Minas Buenaventura S.A.A. ("Buenaventura") for $4.3 million, and has completed transactions for approximately $3.5 million of that amount. The sale of the remaining $0.8 million in exploration concessions to Buenaventura was conditioned on the receipt of third party consents by February 18, 2013. Although the consents were not received by February 28, 2013 and this date has not been extended, the Company is continuing discussions regarding the third party consents as of the filing date of this Form 10-K with both Buenaventura and the third parties. The Company has closed its exploration office in Peru.