Form 10-Q
period 2013-03-31
Golden Minerals Co
filed 2013-05-08
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

AT MAY 8, 2013, 43,268,333 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$36,212	$44,406
Investments (Note 4)	—	242
Trade receivables	919	1,291
Inventories (Note 6)	3,628	3,388
Value added tax receivable (Note 7)	4,784	4,422
Prepaid expenses and other assets (Note 5)	901	1,044
Total current assets	46,444	54,793
Property, plant and equipment, net (Note 8)	279,420	280,905
Assets held for sale	—	575
Goodwill (Note 9)	11,666	11,666
Prepaid expenses and other assets (Note 5)	130	163
Total assets	$337,660	$348,102
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$4,505	$6,232
Other current liabilities (Note 12)	7,098	7,074
Total current liabilities	11,603	13,306
Asset retirement obligation (Note 11)	2,498	2,259
Deferred tax liability (Note 14)	43,868	47,072
Other long term liabilities (Note 12)	168	193
Total liabilities	58,137	62,830

Commitments and contingencies (Note 18)
Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,268,333 and 43,265,833 shares issued and outstanding, respectively	433	433
Additional paid in capital	493,596	493,175
Accumulated deficit	(214,506)	(208,246)
Accumulated other comprehensive loss	—	(90)
Parent company’s shareholder’s equity	279,523	285,272
Total liabilities and equity	$337,660	$348,102

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except share data)
Revenue:
Sale of metals (Note 16)	$5,830	$6,383
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 16)	(8,872)	(7,927)
Exploration expense	(1,524)	(2,396)
El Quevar project expense	(1,087)	(1,415)
Velardeña project expense	(2,162)	(3,382)
Administrative expense	(1,897)	(2,024)
Stock based compensation	(421)	(232)
Reclamation and accretion expense	(42)	(167)
Other operating income & (expenses), net	3,198	337
Depreciation, depletion and amortization	(2,568)	(1,846)
Total costs and expenses	(15,375)	(19,052)
Loss from operations	(9,545)	(12,669)
Other income and expenses:
Interest and other income	205	175
Royalty income	—	138
Interest and other expense	(133)	—
Gain (loss) on foreign currency	735	454
Total other income and expenses	807	767
Loss from operations before income taxes	(8,738)	(11,902)
Income tax benefit	2,478	1,771
Net loss	$(6,260)	$(10,131)
Comprehensive loss:
Unrealized gain (loss) on securities	90	(33)
Comprehensive loss	$(6,170)	$(10,164)
Net loss per common share — basic and diluted
Loss	$(0.15)	$(0.29)
Weighted average common stock outstanding - basic and diluted (1)	42,803,822	35,474,023

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(11,301)	$(13,626)
Cash flows from investing activities:
Sale of available for sale investments	198	—
Proceeds from sale of assets	3,790	36
Capitalized costs and acquisitions of property, plant and equipment	(881)	(2,815)
Net cash used in investing activities	$3,107	$(2,779)
Cash flows from financing activities:
Net cash (used in) / provided by financing activities	$—	$—
Net increase (decrease) in cash and cash equivalents	(8,194)	(16,405)
Cash and cash equivalents - beginning of period	44,406	48,649
Cash and cash equivalents - end of period	$36,212	$32,244

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—
Shares issued to ECU shareholder’s and officers	16,117,319	161	224,514	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	30,674
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(287)	(287)
Net loss	—	—	—	(62,671)	—	(62,671)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$337,768
Stock compensation accrued	712,500	9	2,580	—	—	2,589
Registered offering stock units, net	5,497,504	55	29,378	—	—	29,433
Private placements stock units, net	1,365,794	14	7,461	—	—	7,475
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(92,025)	—	(92,025)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	2,500	—	421	—	—	421
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(6,260)	—	(6,260)
Balance, March 31, 2013	43,268,333	$433	$493,596	$(214,506)	$—	$279,523

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on March 1, 2013.

The Company is primarily engaged in the operation and further development of its Velardeña mining operations in Mexico (the “Velardeña Operations”), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and continuing effort to monetize and rationalize its portfolio of exploration properties in South America and Mexico.  The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties and goodwill in the consolidated balance sheet are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.  Liquidity and Capital Resources

At March 31, 2013 the Company’s aggregate cash and short-term investments totaled $36.2 million and, based on the assumptions described below, we expect to have a cash balance of approximately $18.0 million at December 31, 2013.  During the first quarter of 2013 the Company completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. The Company received other proceeds of $250,000 related to joint venture option payments on other Peruvian exploration properties.  With the cash and investment balance at March 31, 2013 the Company expects to have sufficient funding to continue its long-term business strategy through 2013.

Assuming metals prices of $25.00 per ounce of silver and $1,500.00 per ounce of gold during the remainder of 2013, and taking into account an interruption in ore production during April caused by the temporary suspension of an explosives permit, the Company expects to generate a negative $5.0 million gross margin at the Velardeña Operations through the remainder of 2013.  The Company defines gross margin as revenue from the sale of metals less costs applicable to the sale of metals (exclusive of depreciation and development costs).  The expected negative $5.0 million gross margin at the Velardeña Operations through the remainder of 2013 is lower than the approximately $1.0 million positive gross margin previously forecast for the same period, with lower forecast prices accounting for approximately $3.5 million of the increased loss and the remainder attributable primarily to the interruption in production.

With the cash and investment balance at March 31, 2013 of $36.2 million, and the projected negative $5.0 million gross margin at the Velardeña Operations through the remainder of 2013, the Company plans to spend the following additional amounts during the remainder of 2013 pursuant to its long-term business strategy:

•                  Approximately $4.5 million on capital, project and development costs related to the continued development of the San Mateo ramp and other mine development, exploration and capital expenditures intended to increase the capacity and productivity of the Velardeña Operations and plant facilities;

•                  Approximately $2.0 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and the continuation of project evaluation costs;

•                  Approximately $3.5 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico and in Peru and Argentina, as the Company continues strategies to monetize portions of the portfolio; and

•                  Approximately $5.0 million on general and administrative costs offset by $2.0 million from a decrease in working capital.

The actual amount that the Company spends through year-end 2013 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and development work at the Velardeña Operations, the results of continued project assessment work at El Quevar and other exploration properties, and whether the Company is able to monetize additional portions of its exploration portfolio.  There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated amounts of silver and gold production.  A $5.00 average change in the price of silver during the remainder of 2013 would result in an approximate $3.0 million change in expected cash flow during the period while a $250.00 average change in the price of gold during the remainder of 2013 would result in a $750,000 change in expected cash flow during the period.  If the anticipated production does not occur, or metals prices decline from the levels noted previously, the Company would likely end the year 2013 with a lower cash and investment balance than the approximately $18.0 million currently expected.

3.              Significant Accounting Policies

New accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  The purpose of this accounting standard update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities, prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  The Company had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2012 and March 31, 2013.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations and is not expected to have an impact in the future.

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

The following tables summarize the Company’s investments:

December 31, 2012	Cost	Estimated Fair Value	Carrying Value
Investments:
Short-term:
Warrant to purchase common stock	$124	$—	$—
Available for sale common stock	$207	$242	$242
Total available for sale	331	242	242
Total short term	$331	$242	$242

The Company did not hold any investments at March 31, 2013.  The available for sale common stock at December 31, 2012 consisted of 3.0 million shares of a junior mining company received during the third quarter 2012 related to the 2011 sale of the Company’s Paca Pulacayo property in Bolivia. During the first quarter 2013 all of the shares were sold for net proceeds of approximately $0.2 million resulting in a nominal loss recorded to interest and other expense.

At December 31, 2012 the Company held warrants to purchase common stock of a junior mining company which were acquired in a transaction related to the Company’s exploration activities.  At December 31, 2012 the warrants had a nominal carrying value of less than one thousand dollars.  The warrants expired on January 6, 2013 and the Company recorded a realized loss of approximately $0.1 million to interest and other expense.

Quoted market prices at December 31, 2012 were used to determine the fair values of the above investments.  See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

5.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Prepaid insurance	$463	$611
Prepaid contractor fees and vendor advances	217	148
Recoupable deposits and other	221	285
	$901	$1,044

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Operations in Mexico.

Included in non-current assets at March 31, 2013 and December 31, 2012 were approximately $0.1 million and $0.2 million, respectively of prepaid insurance on which amortization will be recognized through 2015.

6.   Inventories

Inventories at the Velardeña Operations at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)	(in thousands)
Metals inventory	$2,153	$2,076
In-process inventory	205	228
Material and supplies	1,270	1,084
	$3,628	$3,388

At March 31, 2013 the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $2.6 million and a charge to depreciation expense of approximately $0.7 million.

Material and supplies inventory consists primarily of operating supplies at the Velardeña Operations and are carried at the lower of cost or market.

7.   Value added tax recoverable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Operations as a recoverable asset. Mexican tax law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period (see Note 20).

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.   Property, Plant and Equipment and Assets Held for Sale

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Mineral properties	$239,200	$239,200
Exploration properties	15,685	15,685
Royalty properties	200	200
Buildings	5,210	4,808
Mining equipment and machinery	29,623	29,185
Other furniture and equipment	1,986	2,204
Asset retirement cost	2,086	1,883
	293,990	293,165
Less: Accumulated depreciation and amortization	(14,570)	(12,260)
	279,420	280,905

The asset retirement cost is all related to the Company’s Velardeña Operations in Mexico.

Additions to property, plant and equipment for the three months ended March 31, 2013 are primarily related to activity at the Company’s Velardeña Operations.  The reduction in other furniture and equipment is primarily related to the closing of the Company’s exploration office in Peru.

Assets Held for Sale

During the fourth quarter of 2012, the Company obtained approval from its board of directors to sell most of its exploration concessions in Peru. The $0.6 million carrying value of the properties was reflected in assets held for sale in the accompanying consolidated balance sheets at December 31, 2012.  During February 2013, the Company entered into an agreement to sell the exploration concessions in Peru to Compañía de Minas Buenaventura S.A.A. (“Buenaventura”) for $4.3 million. The Company has completed transactions for approximately $3.5 million of that amount.  The sale of the remaining $0.8 million in exploration concessions to Buenaventura was conditioned on the receipt of third party consents by February 28, 2013.  Although the consents were not received by February 28, 2013 and this date has not been extended, the Company continues to work to obtain the consent of an additional third party representing $0.6 million of concession sales.  The recorded gain on the sale of the properties to Buenaventura of $2.9 million, included in Other Operating Income in the Statement of Operations, does not include the $0.8 million conditional amounts.

9.   Goodwill

Goodwill is related to the acquisition of the Velardeña Operations and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of the assets acquired and liabilities assumed at amounts that do not reflect fair value.

The Company assesses the recoverability of its long lived assets, including goodwill, at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired.

10.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)

Accounts payable and accruals	$2,263	$4,098
Accrued employee compensation and benefits	2,242	2,134
	$4,505	$6,232

March 31, 2013

Accounts payable and accruals at March 31, 2013 are primarily related to amounts due to contractors and suppliers in the amounts of $1.9 million, $0.3 million and $0.1 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at March 31, 2013 consist of $0.3 million of accrued vacation payable, $0.6 million of accrued severance payments and $1.3 million related to withholding taxes and benefits payable, of which $1.7 million, including the severance accrual, is related to activities at the Velardeña Operations.

December 31, 2012

Accounts payable and accruals at December 31, 2012 are primarily related to amounts due to contractors and suppliers in the amounts of $3.0 million, $0.7 million and $0.4 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at December 31, 2012 consist of $0.1 million of accrued vacation payable and $2.0 million related to withholding taxes and benefits payable, of which $1.7 million is related to activities at the Velardeña Operations.

11.   Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) at the time of the acquisition of the Velardeña Operations in September 2011.  The Company with the help of a third party engineering firm estimated the ARO and ARC based on the engineering firm’s experience with mining operations of similar size and scope as that of the Velardeña Operations. Shortly after the completion of the acquisition, the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Operations.  That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million.  The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2013 the Company recognized less than $0.1 million of accretion expense during the period and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Operations ARO:

	March 31,	December 31,
	2013	2012
	(in thousands)	(in thousands)
Beginning balance	$2,080	$3,577

ARO arising in the period	203	—
Changes in estimates, and other	—	(1,656)
Liabilities settled	—	—
Accretion expense	42	159
Ending balance	$2,325	$2,080

The increase in ARO recorded during the quarter ended March 31, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate.

Asset retirement and reclamation liabilities for both periods include approximately $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

12.   Other Liabilities

The Company recorded other current liabilities of approximately $7.1 million at both March 31, 2013 and December 31, 2012.  The March 31, 2013 and December 31, 2012 amounts include a loss contingency of $4.6 million and $4.6 million, respectively and an unrecognized tax benefit of $2.4 million and $2.5 million, respectively.  The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The foreign withholding tax statute of limitations related to the loss contingency will expire over the next four years.

The Company has recorded other long term liabilities of approximately $0.2 million at both March 31, 2013 and December 31, 2012, related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

13.   Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) for financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets at fair value at March 31, 2013, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$36,212	$—	$—	$36,212
Trade accounts receivable	919	—		919
	$37,131	$—	$—	$37,131

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

The Company did not have any Level 2 or Level 3 financial assets at March 31, 2013.

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

14.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the quarter ended March 31, 2013, the Company recorded a $2.5 million income tax benefit related primarily to Mexico net operating losses.  For the quarter ended March 31, 2012, the Company recorded a $1.8 million income tax benefit related primarily to Mexico net operating losses.  Based on the limited history that the Company has with its Velardeña Operations, an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liabilities of $43.9 and $47.1 million as of March 31, 2013 and December 31, 2012, respectively, consist primarily of $63.4 and $63.7 million of deferred tax liabilities, related to the basis differences of the properties, plant and equipment at the Velardeña Operations in Mexico, and $19.0 and $16.3 million of deferred tax assets related to Mexico net operating losses.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits”, which require additional disclosure and recognition of a liability within the financial statements.  The Company had unrecognized tax benefits of $2.4 million and $2.5 million as of March 31, 2013 and December 31, 2012, respectively.

15.   Equity (Deficit)

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2013 and changes during the three months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	823,500	$5.67
Granted during the period	2,500	2.89
Restrictions lifted during the period	(8,000)	9.24
Forfeited during the period	—	—
Outstanding at March 31, 2013	818,000	$5.63

The restricted stock granted during the period was granted to a new employee hired during the period.  One third of the restricted stock granted vests on each of the first, second and third anniversaries of the grant dates, provided the employee continues to serve the Company at that time.  Restrictions were lifted during the period on the first anniversary of a grant made to an officer hired during 2012.

For the three months ended March 31, 2013 the Company recognized approximately $0.3 million of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $1.7 million over the next 33 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2013 and changes during the three months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	118,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at March 31, 2013	118,810	8.01
Exercisable at end of period	118,810	8.01
Granted and vested	118,810	8.01

Also, pursuant to the Equity Plan, the Company’s board of directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan the non-employee directors receive a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The RSUs vest on the first anniversary of the grant date and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2013 and changes during the three months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	143,995	$7.21
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2013	143,995	$7.21

For the three months ended March 31, 2013 the Company recognized approximately $0.1 million of compensation expense related to the RSU grants.  The Company expects to recognize additional nominal compensation expense related to these awards over the next two months.

16.   Sale of Metals and Related Costs

The Company produces marketable products including doré, concentrates and precipitates at its Velardeña Operations.  During the quarter ended March 31, 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one doré and precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At March 31, 2013 and 2012 the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.6 million and $1.2 million, respectively and a charge to depreciation expense of approximately $0.7 million and $0.4 million, respectively.  Also included in cost of metals sold at March 31, 2013 is a $0.6 million charge related to workforce reduction severance costs.

17.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,260)	$(10,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,568	1,846
Accretion of asset retirement obligation	42	72
Foreign currency gain (loss) on loss contingency	25	(398)
Foreign currency gain on deferred tax liability	(726)	(674)
Impairment (reversal of impairment) of accounts receivable	—	(41)
Asset write off	148	—
Realized loss on marketable securities	133	—
Fair value of stock/warrants received for mineral rights	—	(101)
Gain on sale of assets, net	(3,215)	(9)
Income tax provision	(2,478)	(1,771)
Stock compensation	421	231
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts receivable	373	(1,640)
Decrease in prepaid expenses and other assets	176	498
Increase in inventories	(388)	(700)
Increase in value added tax recoverable, net	(362)	(450)
Decrease in reclamation liability	(6)	—
Increase (decrease) in accounts payable and accrued liabilities	(1,727)	(336)
Decrease in deferred leasehold payments	(25)	(19)
Other increase (decrease)	—	(3)
Net cash used in operating activities	$(11,301)	$(13,626)

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended March 31, 2013	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$5,830	$8,872	$2,337	$2,162	$6,714	$294,296	$881
Corporate, Exploration & Other	—	—	231	4,508	2,024	43,364	—
	$5,830	$8,872	$2,568	$6,670	$8,738	$337,660	$881

Three Months Ended March 31, 2012
Velardeña Mine	$6,383	$7,927	$1,478	$1,790	$4,262	$359,717	$2,814
Corporate, Exploration & Other	—	—	368	7,428	7,640	40,236	1
	$6,383	$7,927	$1,846	$9,218	$11,902	$399,953	$2,815

20.   Subsequent Events

During April 2013 the Company received $2.5 million of previously applied for value added tax refunds related to its Velardeña Operations in Mexico (see Note 7).

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013.

2013 Highlights

During the first quarter of 2013 we focused our efforts primarily on production and operational improvements at our Velardeña Operations, advancing our El Quevar project and continued rationalization of our exploration portfolio.  An overview of certain significant 2013 events is provided below:

Velardeña Operations

•                 Payable production during the first quarter 2013 totaled approximately 216,000 silver equivalent ounces (equivalents calculated at 50:1 silver to gold) and included 151,000 ounces of silver and 1,300 ounces of gold, an increase of 13% and 2% respectively over the fourth quarter 2012.  Total silver equivalent payable production increased 9% compared to the fourth quarter 2012. Payable silver equivalent production includes only silver and gold.  The Company also produced approximately 320,000 pounds of payable lead and 460,000 pounds of payable zinc during the first quarter 2013.  Payable metal production amounts were generally in accordance  with the Company’s 2013 operating plan.

•                  On March 8, 2013, Mexican regulatory authorities suspended the Company’s explosives permit for the principal producing areas of the Velardeña Operations due to the proximity of the blasting cap magazine to certain occupied mine facilities.  Although the Company immediately relocated the employees to other mine buildings, which regulatory authorities agreed on March 9, 2013 was acceptable, the permit was not reinstated until April 10, 2013.  During this period, the Company completed the installation of additional flow capacity in the oxide leach circuit and additional cleaner flotation capacity to the float circuit ahead of the oxide circuit.  The Company expects these projects to improve silver and gold recoveries.

•                  The Company’s 2013 operating plan anticipates increases in quarterly production throughout the year.  Production in the first quarter was not significantly affected by the explosives permit suspension due to the availability of stockpiled broken ore.  However, due to the depletion of broken ore resulting from the explosives permit suspension, the Company expects second quarter production to be lower than the first quarter.  The Company continues to expect completion of the San Mateo ramp in the third quarter 2013, and that production in the third and fourth quarters of 2013 will exceed first quarter production as broken material inventories are replenished in the mine and additional development work opens new stopes for production. The Company currently expects to produce between 900,000 and one million ounces of payable silver equivalent in 2013.

El Quevar

•                 In early 2013, we completed a 2,400 meter, 16-hole drilling program at the Quevar North and South areas at El Quevar. Results may represent a significant extension of the previously defined Yaxtché deposit and a mineralized zone at Quevar North similar in structural control to the Yaxtché zone.  In order to advance El Quevar, the Company is actively soliciting a partner to move the project forward with additional drilling in these areas, drilling in other potential areas and evaluations.

Exploration Portfolio Rationalization

•                 We have made significant progress with our ongoing strategy to rationalize our portfolio of exploration properties, realizing in 2012 and the first quarter 2013 exploration property sales totaling approximately $9.0 million. We also have relinquished properties no longer of interest, and have reduced our portfolio of about 80 properties containing about 730,000 hectares to about 40 properties containing about 320,000 hectares. Since 2011, we have reduced ongoing annual expenditures for the exploration program by approximately 75 percent.

•                 During February 2013, the Company entered into an agreement to sell the majority of its exploration concessions in Peru to Compañía de Minas Buenaventura S.A.A. (“Buenaventura”) for $4.3 million, with transactions for approximately $3.5 million of that amount completed.  The sale of the remaining $0.8 million in exploration concessions to Buenaventura was conditioned on the receipt of third party consents by February 28, 2013.  The Company continues to work to obtain the consent of an additional third party representing $0.6 million of concession sales. The Company has closed its exploration office in Peru.

Velardeña Operating Statistics

During the first quarter of 2013 we produced products from our Velardeña Operations in Mexico containing 150,992 payable ounces of silver, 1,309 payable ounces of gold and 216,417 payable ounces of silver equivalent compared to products produced during the first quarter of 2012 containing 110,227 payable ounces of silver, 1,722 payable ounces of gold and 196,327 payable ounces of silver equivalent. Silver equivalent ounces are calculated at a ratio of 50:1 silver to gold.

The table below sets forth the operating statistics of our Velardeña Operations for the first quarter of 2013 and 2012:

	Quarter Ended March 31,
	2013	2012
Tonnes of ore milled
Oxide plant	25,489	26,390
Sulfide plant	16,871	15,129
	42,360	41,519
Combined grade
(Grams per tonne)
Gold	2.34	2.13
Silver	163	111
Combined recovery (1)
Gold	50.4%	66.3%
Silver	77.2%	75.8%
Produced metals (1)
Gold ounces	1,605	2,100
Silver ounces	171,097	118,994
Silver ounce equivalent (50:1)	251,327	223,994
Lead pounds	352	223
Zinc pounds	553	374
Payable metals production (1)
Gold ounces	1,309	1,722
Silver ounces	150,992	110,227
Silver ounce equivalent (50:1)	216,417	196,327
Lead pounds	321	199
Zinc pounds	460	315
Payable metals sold
Gold ounces	966	1,955
Silver ounces	148,217	107,853
Silver ounce equivalent (50:1)	196,517	205,603
Lead pounds	449	371
Zinc pounds	323	272

(1)         Current production and recoveries include final metal settlement of previously reported production.

Combined grades feeding both plants increased year over year by 10% for gold and 47% for silver. The decrease in gold production was primarily due to reduced gold recoveries from material mined from new areas with an apparent change to metallurgy and a decrease in the percentage of oxide ores which achieve favorable recoveries in the leach circuit. The Company continues with the testing of both short and longer term methods to improve gold recoveries and has engaged a well known expert to assist in these efforts.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended March 31, 2013 to the results from operations for the three month period ended March 31, 2012.

Three Months Ended March 31, 2013

Revenue from the sale of metals.  We recorded $5.8 million and $6.4 million of revenue for the three months ended March 31, 2013 and 2012, respectively.  The decrease in revenue from the sale of metals during the 2013 period as compared to the 2012 period was primarily related to lower realized silver and gold prices and lower payable gold and silver metals sold.  All of the revenue is from the sale of products produced at our Velardeña Operations in Mexico.

Costs of metals sold. We recorded $8.9 million and $7.9 million of costs of metals sold for the three months ended March 31, 2013 and 2012, respectively.  Included in costs of metals sold was a $2.6 million and $1.2 million write down of finished goods inventory to its estimated net realizable value for the respective periods.  Also included in the 2013 cost of metals sold is a $0.6 million charge related to workforce reduction severance costs.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $1.5 million for the three months ended March 31, 2013, as compared to $2.4 million for the three months ended March 31, 2012.  Exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.  The decrease in exploration expenses during the first quarter 2013 as compared to the first quarter 2012 is primarily the result of reduced property holding, administrative and direct exploration costs resulting from rationalization of our exploration portfolio in 2012.

Velardeña project expense.  During the three months ended March 31, 2013 we incurred $2.2 million of project expenses related to our Velardeña Operations in Mexico as compared to $3.4 million for the three months ended March 31, 2012. The costs for both periods were primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the three months ended March 31, 2013 and 2012, we incurred capital expenditures of approximately $0.8 million and $2.8 million, respectively for plant construction, mining and other equipment.  In addition, we had outstanding approximately $0.2 million and $0.8 million of advance payments to suppliers and equipment manufacturers at March 31, 2013 and 2012, respectively.

El Quevar project expense. During the three months ended March 31, 2013 and 2012 we incurred $1.1 million and $1.4 million, respectively of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.

Administrative.  Administrative expenses were $1.9 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012.  Administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our Velardeña Operations, El Quevar project work and our exploration programs.

Other Operating Income & Expense, Net.  During the three months ended March 31, 2013 we recorded $3.2 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Peru for $3.5 million, partly offset by the $0.6 million carrying value of the properties, and the receipt of an $0.3 million option payment for another Peruvian exploration property.  During the three months ended March 31, 2012 we recorded $0.3 million of net other operating income primarily related to the gain on the sale of certain exploration properties.

Stock based compensation.  During the three months ended March 31, 2013 we recorded $0.4 million of stock based compensation expense compared to $0.2 million of stock based compensation expense recorded during the three months ended March 31, 2012. The increase in the first quarter 2013 costs as compared to the first quarter 2012 is primarily the result of a greater number of outstanding stock grants at March 31, 2013 as compared to March 31, 2012.

Reclamation Expense. During the three months ended March 31, 2013 we incurred less than $0.1 million of reclamation expense all related to the accretion of an asset retirement obligation at the Velardeña Operations.  During the three months ended March 31, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project.

Interest and Other Income.  We recorded approximately $0.2 million of interest and other income during the first three months of  both 2013 and 2012 primarily related to the reduction of a loss contingency liability.

Royalty Income.  During the first three months of 2012 we recorded royalty income of approximately $0.1 million related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty.  We sold our net smelter return royalty on the Platosa mine to Excellon during the second quarter 2012, and at March 31, 2013 we had no other sources of royalty income.

Gain/Loss on Foreign Currency.  During the three months ended March 31, 2013 we recorded a $0.7 million foreign currency gain compared to $0.5 million foreign currency gain for the same period in 2012, primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded an income tax benefit for the three months ended March 31, 2013 of $2.5 million compared to an income tax benefit of $1.8 million for the three months ended March 31, 2012. Both amounts are primarily related to Mexico net operating losses.

Liquidity, Capital Resources and Going Concern

At March 31, 2013 our aggregate cash and short-term investments totaled $36.2 million and, based on the assumptions described below, we expect to have a cash balance of approximately $18.0 million at December 31, 2013.  During the first quarter of 2013 we completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. We received other proceeds of $250,000 related to joint venture option payments on other Peruvian exploration properties.  With the cash and investment balance at March 31, 2013 we expect to have sufficient funding to continue our long-term business strategy through 2013.

Our cash and short-term investment balance at March 31, 2013 of $36.2 million is $8.4 million lower than the $44.6 million in similar assets held at December 31, 2012 due primarily to $3.0 million in Velardeña Operations capital and development expenditures; $3.0 million in operating losses at the Velardeña Operations; $1.5 million in exploration expenditures; $1.9 million on general and administrative activities; $1.1 million on the El Quevar project; and $1.7 million in additional working capital, primarily related to increased inventories and receivables associated with the Velardeña Operations;  offset by total net proceeds of $3.8 million from the sale of non strategic exploration property interests.

Assuming metals prices of $25.00 per ounce of silver and $1,500.00 per ounce of gold during the remainder of 2013, and taking into account an interruption in ore production during April caused by the temporary suspension of an explosives permit, we expect to generate a negative $5.0 million gross margin at the Velardeña Operations through the remainder of 2013.  We define gross margin as revenue from the sale of metals less costs applicable to the sale of metals (exclusive of depreciation and development costs).  The expected negative $5.0 million gross margin at the Velardeña Operations through the remainder of 2013 is lower than the approximately $1.0 million positive gross margin previously forecast for the same period, with lower forecast prices accounting for approximately $3.5 million of the increased loss and the remainder attributable primarily to the interruption in production.

With the cash and investment balance at March 31, 2013 of $36.2 million, and the projected negative $5.0 million gross margin at the Velardeña Operations through the remainder of 2013, we plan to spend the following additional amounts during the remainder of 2013 pursuant to our long-term business strategy:

•                  Approximately $4.5 million on capital, project and development costs related to the continued development of the San Mateo ramp and other mine development, exploration and capital expenditures intended to increase the capacity and productivity of the Velardeña Operations and plant facilities;

•                  Approximately $2.0 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and the continuation of project evaluation costs;

•                  Approximately $3.5 million on other exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico and in Peru and Argentina, as we continue strategies to monetize portions of the portfolio; and

•                  Approximately $5.0 million on general and administrative costs offset by $2.0 million from a decrease in working capital.

The actual amount that we spend through year-end 2013 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, the results of continuing operations and development work at the Velardeña Operations, the results of continued project assessment work at El Quevar and other exploration properties, and whether we are able to monetize additional portions of our exploration portfolio.  There can be no assurance that the current expenditures planned for the Velardeña Operations will result in the anticipated amounts of silver and gold production.  A $5.00 average change in the price of silver during the remainder of 2013 would result in an approximate $3.0 million change in expected cash flow during the period while a $250.00 average change in the price of gold during the remainder of 2013 would result in a $750,000 change in expected cash flow during the period.  If the anticipated production does not occur, or metals prices decline from the levels noted previously, we will likely end the year 2013 with a lower cash and investment balance than the approximately $18.0 million currently expected.

Significant Accounting Policies

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  The purpose of this accounting standards update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities, prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  We had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2012 and March 31, 2013.  The adoption of this standard did not have an impact on our financial position or results of operations and is not expected to have an impact in the future.

There were no other new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Planned production and sales from the Velardeña Operations;

•                  Planned development, expansion, spending and other activities at the Velardeña Operations;

•                  Planned evaluation, exploration, spending and advancement activities at the El Quevar project;

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

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                       Risk related to the Velardeña Operations in Mexico, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to produce minerals from the mines successfully or profitably, operating or processing problems, delays in or inability to increase production as projected, decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue our operations or expansion plans at the mines, accidents and other unanticipated events and our ability to raise the necessary capital to finance advancement and planned expansion of the mining operations;

•                       Risks related to the El Quevar project in Argentina, including our ability to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project, and results of our evaluation and future exploration;

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

•                        Political and economic instability in Argentina, Mexico and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2012.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first quarter 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the quarter ended March 31, 2013, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

GOLDEN MINERALS COMPANY

Date:	May 8, 2013	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	May 8, 2013	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer