Form 10-Q
period 2013-06-30
Golden Minerals Co
filed 2013-08-08
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

AT AUGUST 8, 2013, 43,327,833 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$29,991	$44,406
Investments (Note 6)	—	242
Trade receivables	1,312	1,291
Inventories (Note 8)	1,249	3,388
Value added tax receivable (Note 9)	2,748	4,422
Prepaid expenses and other assets (Note 7)	869	1,044
Total current assets	36,169	54,793
Property, plant and equipment, net (Note 10)	40,143	280,905
Assets held for sale	—	575
Goodwill (Note 4)	487	11,666
Prepaid expenses and other assets (Note 7)	97	163
Total assets	$76,896	$348,102
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$5,471	$6,232
Other current liabilities (Note 13)	6,509	7,074
Total current liabilities	11,980	13,306
Asset retirement obligation (Note 12)	2,535	2,259
Deferred tax liability (Note 15)	—	47,072
Other long term liabilities (Note 13)	105	193
Total liabilities	14,620	62,830

Commitments and contingencies (Note 19)
Equity (Note 16)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,268,333 and 43,265,833 shares issued and outstanding, respectively	433	433
Additional paid in capital	494,154	493,175
Accumulated deficit	(432,311)	(208,246)
Accumulated other comprehensive loss	—	(90)
Parent company’s shareholder’s equity	62,276	285,272
Total liabilities and equity	$76,896	$348,102

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except share data)		(in thousands, except share data)
Revenue:
Sale of metals (Note 17)	$4,467	$4,938	$10,297	$11,321
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 17)	(8,145)	(6,603)	(17,017)	(14,530)
Exploration expense	(1,240)	(1,816)	(2,764)	(4,212)
El Quevar project expense	(586)	(1,174)	(1,673)	(2,589)
Velardeña project expense	(759)	(2,142)	(2,921)	(5,524)
Velardeña shutdown costs	(2,329)	—	(2,329)	—
Administrative expense	(1,633)	(1,829)	(3,530)	(3,853)
Stock based compensation	(558)	(291)	(979)	(523)
Reclamation and accretion expense	(46)	22	(88)	(145)
Impairment of long lived assets	(238,020)	—	(238,020)	—
Impairment of goodwill	(11,180)	—	(11,180)	—
Other operating income & (expenses), net	630	(122)	3,828	215
Depreciation, depletion and amortization	(2,529)	(1,997)	(5,097)	(3,843)
Total costs and expenses	(266,395)	(15,952)	(281,770)	(35,004)
Loss from operations	(261,928)	(11,014)	(271,473)	(23,683)
Other income and expenses:
Interest and other income, net	251	1,986	323	2,161
Royalty income	—	219	—	357
Gain (loss) on foreign currency	(1,145)	(20)	(410)	434
Total other income and expenses	(894)	2,185	(87)	2,952
Loss from operations before income taxes	(262,822)	(8,829)	(271,560)	(20,731)
Income tax benefit	45,017	1,189	47,495	2,960
Net loss	$(217,805)	$(7,640)	$(224,065)	$(17,771)
Comprehensive loss:
Realized gain (loss) on securities	—	(26)	90	(59)
Comprehensive loss	$(217,805)	$(7,666)	$(223,975)	$(17,830)
Net loss per common share — basic and diluted
Loss	$(5.09)	$(0.22)	$(5.23)	$(0.50)
Weighted average common stock outstanding - basic and diluted (1)	42,821,914	35,487,868	42,812,918	35,480,946

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 18)	$(16,788)	$(22,919)
Cash flows from investing activities:
Sale of available for sale investments	198	—
Proceeds from sale of assets	3,842	2,494
Capitalized costs and acquisitions of property, plant and equipment	(1,667)	(5,161)
Net cash used in investing activities	$2,373	$(2,667)
Cash flows from financing activities:
Net cash (used in) / provided by financing activities	$—	$—
Net increase (decrease) in cash and cash equivalents	(14,415)	(25,586)
Cash and cash equivalents - beginning of period	44,406	48,649
Cash and cash equivalents - end of period	$29,991	$23,063

See Note 18 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—
Shares issued to ECU shareholder’s and officers	16,117,319	161	224,514	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	30,674
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(287)	(287)
Net loss	—	—	—	(62,671)	—	(62,671)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$337,768
Stock compensation accrued	712,500	9	2,580	—	—	2,589
Registered offering stock units, net	5,497,504	55	29,378	—	—	29,433
Private placements stock units, net	1,365,794	14	7,461	—	—	7,475
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(92,025)	—	(92,025)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	152,000	—	979	—	—	979
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(224,065)	—	(224,065)
Balance, June 30, 2013	43,417,833	$433	$494,154	$(432,311)	$—	$62,276

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

The Company is primarily focused on its efforts to develop new operating plans for its  Velardeña mining operations in Mexico (the “Velardeña Operations”), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration and continuing effort to monetize and rationalize its portfolio of exploration properties in South America and Mexico

Effective June 19, 2013 the Company has suspended operations at its Velardena Operations in order to conserve the asset until the Company is able to develop operating plans, which at then current prices for silver and gold indicate a sustainable cash margin for operations.  The Company has placed the mine and processing plants on a care and maintenance program to enable a re-start when operating plans and metals prices support a cash positive outlook for the property.  Approximately 420 positions at the Velardena Operations were eliminated as a result of the suspension. The Company accrued approximately $2.3 million of employee severance and other costs in the second quarter 2013 and expects to incur approximately $3.0 million of one-time costs in the third quarter 2013 for other activities related to the suspension of operations and approximately $2.5 million total in quarterly holding costs in the third and fourth quarters should operations remain suspended. If operations remain suspended after 2013, the Company expects continuing care and maintenance costs of approximately $1.0 million per quarter. The Company currently plans to retain a core group of approximately 50 to 60 employees to facilitate a re-start of operations and to maintain and safeguard the longer term value of the asset.

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

2.  Liquidity and Capital Resources

At June 30, 2013 the Company’s cash balance was $30.0 million and, based on the assumptions described below, we expect to have a cash balance of approximately $16.0 million at December 31, 2013.  During the first quarter of 2013 the Company completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. The Company received other proceeds of $0.5 million related to joint venture option payments on other Mexican and Peruvian exploration properties.  With the cash balance at June 30, 2013 the Company expects to have sufficient funding to continue its long-term business strategy through 2013.

On June 19, 2013 the Company suspended operations at its Velardeña Operations in order to conserve the asset until the Company is able to develop operating plans, which at then current prices for silver and gold indicate a sustainable cash margin for operations. (See Note 1).  The Company accrued approximately $2.3 million of severance and other costs related to the suspension in the second quarter of 2013 and expects to incur costs of approximately $3.0 million for additional one-time suspension related activities and $2.5 million for care and maintenance during the remainder of the year should operations remain suspended.

With the cash balance at June 30, 2013 of $30.0 million the Company plans to spend the following additional amounts during the remainder of 2013 pursuant to its long-term business strategy.  These amounts do not include costs related to a potential restart of the Velardena Operations.

•                  Approximately $3.0 million on one-time suspension costs, including labor and contractor costs associated with idling the plant and mobile mining equipment, costs for restocking of material and supplies, and other shutdown activities;

•                  $2.5 million on care and maintenance costs at the Velardeña Operations;

•                  Approximately $1.0 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing  project evaluation costs;

•                  Approximately $2.5 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, as the Company continues strategies to monetize portions of the portfolio; and

•                  Approximately $3.0 million on general and administrative costs and $2.0 million on an increase in net working capital primarily related to the payment of accrued severance costs.

The actual amount that the Company spends through year-end 2013 and the projected year-end cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including the timing and costs associated with a potential restart of the Velardeña Operations, the results of continued project assessment work at El Quevar and other exploration properties, and whether the Company is able to monetize additional portions of its exploration portfolio.

3.              Impairment of Long Lived Assets

Velardeña Operations Asset Group

The Velardeña Operations asset group consists of the property, plant, and equipment and working capital related to the Velardeña Operations. Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”) the Company assesses the recoverability of its long-lived assets, including property, plant and equipment, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Prices for silver and gold decreased approximately 34% and 26% respectively from March 31, 2013 to June 30, 2013.  The significant decrease in metals prices and the shutdown of operations at Velardeña at the end of the second quarter (see Note 1) were events that required an assessment of the recoverability of the Velardeña Operations asset group at June 30, 2013. Per the Guidance of ASC 360, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows from the Velardeña Operations, the Company determined that the Velardeña Operations asset group was impaired. As a result, at June 30, 2013 the Company wrote the asset group down to its fair value and recorded an impairment charge of $229.6 million related to the property, plant and equipment.  The impairment amounts reduced the carrying value of the Velardeña Operations’ property, plant and equipment from $260.4 million to $30.8 million as shown in the table below.

In addition, the Company recomputed deferred tax assets and liabilities associated with the Velardeña asset group and determined, based on the new carrying value of the Velardeña Operations asset group, that no net deferred liabilities exist.  Therefore, the net deferred tax liabilities calculated prior to the impairment of approximately $45.0 million were written off and the Company recorded an income tax benefit equal to that amount for the quarter ended June 30, 2013 (see Note 15).

In arriving at a fair value for the Velardeña mineral resource and exploration properties the Company used a market approach, which the Company deems reasonable under the circumstances, that considered a combination of: (1) recently published market data reflecting an average in the ground mineral resource value for a representative group of junior silver mining companies, and (2) recent mineral resource acquisition and development cost data provided by a third party mining engineering consultant. Using this approach, the Company determined that the Velardeña mineral resource and exploration properties had a fair value of approximately $21.2 million. The tangible assets at Velardeña were separately analyzed by a third party valuation firm using available market data to determine a fair value based on the net realizable value that could be received in a sale to a third party.  The tangible assets were determined to have a fair value of approximately $9.6 million.

The market valuation approach used in the determination of fair value falls within level 3 of the fair value hierarchy per ASC 820 and relies upon assumptions related to the condition and location of the Velardeña Operations asset group in comparison to other corroborated observable market data.

The following table details the components of the impairment of the Velardeña Asset Group:

	Net Book Value		Net Book Value
	Prior to		After
	Impairment at	Impairment	Impairment at
	June 30, 2013	Charges	June 30, 2013
	(in thousands)
Mineral properties	$232,805	$211,609	$21,196
Exploration properties	3,472	3,472	—
Tangible assets	24,110	14,512	9,598
	260,387	229,593	30,794

San Diego Property Asset Group

The Company has a 50 percent ownership interest in the San Diego exploration property, which is located approximately 10 kilometers from the Velardeña Operations.  The property interest was acquired as part of the ECU merger transaction, which occurred on September 2, 2011, and the property was assigned a value of $9.3 million as part of the purchase accounting associated with the transaction.  Because of its close proximity to the Velardeña Operations, the San Diego property could become a source of additional ore for the Velardeña Operations if developed in the future. The San Diego property is included in the Velardeña Operations reporting segment but is separate from the Velardeña Operations asset group.  Per the guidance of ASC 360, the Company assesses the recoverability of its property, plant and equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  As discussed in Note 3, relating to the impairment of long lived assets related to the Velardeña Operations asset group, the significant decrease in metals prices and shutdown of operations at Velardeña are events requiring the assessment of the recoverability of the carrying amounts of the San Diego property.

Because the San Diego property is in the exploration stage of development a market valuation approach was used to determine the fair value for the property. Because of the close proximity and geological similarities of the San Diego property to the Velardeña Operations mineral resource and exploration properties, and given that both the San Diego property and the Velardeña Operations mineral resource and exploration properties were originally recorded at fair value at the same time as part of the ECU merger transaction,  the Company determined that the impairment of the Velardeña mineral resource and exploration properties provided a reasonable estimate for the decline in fair value of the San Diego property.  As such, the Company determined that the fair value of the San Diego property was $0.8 million, resulting in an impairment charge of $8.5 million, as shown in the table below.

The market valuation approach used in the determination of fair value falls within level 3 of the fair value hierarchy per ASC 820 and relies upon assumptions related to the condition and location of the San Diego property in comparison to other corroborated observable market data.

The following table details the components of the impairment of the San Diego Property Asset Group:

	Net Book Value		Net Book Value
	Prior to		After
	Impairment at	Impairment	Impairment at
	June 30, 2013	Charges	June 30, 2013
	(in thousands)
Exploration properties	9,260	8,428	832
	9,260	8,428	832

4.              Impairment of Goodwill

Goodwill is all related to the acquisition of the Velardeña Operations as part of the ECU merger transaction and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of both the assets acquired and liabilities assumed.  Per the guidance of ASC 350, “Intangible — Goodwill and Other” (“ASC 350”), the Company assesses the recoverability of its goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the goodwill may be impaired.  As discussed in Note 3, relating to the impairment of long lived assets related to the Velardeña Operations asset group, the significant decrease in metals prices and shutdown of operations at Velardeña are events that have also required an assessment of whether goodwill has been impaired.  In performing our analysis of any potential goodwill impairment pursuant to ASC 350, a minimal fair value was determined to exist for Mexican tax net operating losses (“NOLs”).  Tax accounting rules do not permit the recording of a tax asset related to the NOLs in situations where utilization is not assured, therefore, the $0.5 million fair value for the NOLs was assigned to goodwill. The Company completed a similar impairment analysis at December 31, 2012 and reduced the balance of goodwill to $11.7 million at that time.  The current analysis indicates that goodwill is further impaired.  Therefore, the Company has recorded an additional $11.2 million impairment charge in the current period and further reduced the carrying value of goodwill from $11.7 million to $0.5 million.

The Company used an analysis of discounted after-tax cash flows to calculate the implied goodwill of the Velardeña Operations asset group following the guidance of ASC Topic 805 “Business Combinations” (“ASC 805”). Several operating and shutdown scenarios were combined to arrive at a single projection of cash flows using a weighted average approach, which assigned probabilities to the occurrence of each individual scenario.  The cash flow analysis used in the impairment assessment for goodwill related to the Velardeña Operations falls within level 3 of the fair value hierarchy per ASC 820 (see Note 14) and includes various inputs including the weighted average cost of capital of 21.0%, projected future metals prices, and assumptions from the Company’s Velardeña Operations operating plans. The most significant unobservable factors are certain assumptions used in the Velardeña Operations operating plans and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput consistent with projected operating plans under the various operating scenarios, 3) the Company’s projections of operating costs, and 4) the weighting of operating scenarios.  The weighted average cost of capital and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data. Metals prices used in the cash flow analysis for silver ranged from $23.80 to $18.06 per ounce and for gold ranged from $1,440 to $1,296 per ounce.

5.              Significant Accounting Policies

New accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  The purpose of this accounting standard update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under GAAP. However, the new requirement regarding presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  The Company had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2012 and March 31, 2013.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations and is not expected to have an impact in the future.

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

The Company did not hold any investments at June 30, 2013.  The available for sale common stock at December 31, 2012 consisted of 3.0 million shares of a junior mining company received during the third quarter 2012 related to the 2011 sale of the Company’s Paca Pulacayo property in Bolivia. During the first quarter 2013 all of the shares were sold for net proceeds of approximately $0.2 million resulting in a nominal loss recorded to interest and other expense.

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

7.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Prepaid insurance	$574	$611
Prepaid contractor fees and vendor advances	132	148
Recoupable deposits and other	163	285
	$869	$1,044

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Operations in Mexico.

Included in non-current assets at June 30, 2013 and December 31, 2012 were approximately $0.1 million and $0.2 million, respectively, of prepaid insurance on which amortization will be recognized through 2015.

8.   Inventories

Inventories at the Velardeña Operations at March 31, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)	(in thousands)
Metals inventory	$631	$2,076
In-process inventory	—	228
Material and supplies	618	1,084
	$1,249	$3,388

At June 30, 2013 the Company wrote down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $1.6 million and a charge to depreciation expense of approximately $0.3 million.

Material and supplies inventory consists primarily of operating supplies at the Velardeña Operations and are carried at the lower of cost or market.

9.   Value added tax recoverable

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

10.   Property, Plant and Equipment and Assets Held for Sale

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Mineral properties	$27,591	$239,200
Exploration properties	3,724	15,685
Royalty properties	200	200
Buildings	2,349	4,808
Mining equipment and machinery	19,695	29,185
Other furniture and equipment	1,164	2,204
Asset retirement cost	2,087	1,883
	56,810	293,165
Less: Accumulated depreciation and amortization	(16,667)	(12,260)
	40,143	280,905

At June 30, 2013 the Company reduced the carrying value of the Velardeña Operations property, plant and equipment by $229.6 million and the carrying value of the San Diego mineral property by $8.5 million and recorded a $238.0 million impairment charge on the accompanying consolidated statement of operations (see Note 3).  The table below sets forth the detail of the impairment charges recorded to the Velardeña Operations property, plant and equipment and the San Diego mineral property:

	Gross Value	Impairment Charges		Gross Value
	Prior to	Velardeña		After
	Impairment at	Operations	San Diego	Impairment at
	June 30, 2013	Asset Group	Asset Group	June 30, 2013
	(in thousands)
Mineral properties	$239,200	$211,609	$—	$27,591
Exploration properties	15,624	3,472	8,428	3,724
Royalty properties	200	—	—	200
Buildings	5,385	3,036	—	2,349
Mining equipment and machinery.	30,271	10,576	—	19,695
Other furniture and equipment	2,064	900	—	1,164
Asset retirement cost	2,087	—	—	2,087
	294,831	229,593	8,428	56,810

The carrying value after the impairment at June 30, 2013 represents the fair value of the assets as discussed in Note 3.

The asset retirement cost is all related to the Company’s Velardeña Operations.

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

11.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Accounts payable and accruals	$2,056	$4,098
Accrued employee compensation and benefits	3,415	2,134
	$5,471	$6,232

June 30, 2013

Accounts payable and accruals at June 30, 2013 are primarily related to amounts due to contractors and suppliers in the amounts of $1.7 million, $0.3 million and $0.1 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at June 30, 2013 consist of $0.3 million of accrued vacation payable, $2.0 million of accrued severance payments and $1.1 million related to withholding taxes and benefits payable, of which $2.2 million, including the severance accrual, is related to the Velardeña Operations.

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

12.   Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) at the time of the acquisition of the Velardeña Operations in September 2011.  The Company with the help of a third party engineering firm estimated the ARO and ARC based on the engineering firm’s experience with mining operations of similar size and scope as that of the Velardeña Operations. Shortly after the completion of the 2011 acquisition, the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Operations.  That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million.  The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below. At this time the Company does not anticipate that the suspension of operations at the Velardeña Operations will have an impact on the timing or scope of the detailed closure plan.

  The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2013 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Operations ARO:

	June 30,	December 31,
	2013	2012
	(in thousands)	(in thousands)
Beginning balance	$2,080	$3,577

ARO arising in the period	203	—
Changes in estimates, and other	—	(1,656)
Liabilities settled	—	—
Accretion expense	88	159
Ending balance	$2,371	$2,080

The increase in ARO recorded during the six months ended June 30, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate.

Asset retirement and reclamation liabilities for both periods include approximately $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

13.   Other Liabilities

The Company recorded other current liabilities of approximately$6.5 million and $7.1 million at June 30, 2013 and December 31, 2012, respectively.  The June 30, 2013 and December 31, 2012 amounts include a loss contingency of $4.2 million and $4.6 million, respectively and an unrecognized tax benefit of $2.2 million and $2.5 million, respectively.  The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The foreign withholding tax statute of limitations related to the loss contingency will expire through 2017.

The Company has recorded other long term liabilities of approximately $0.1 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively, related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

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

The following table summarizes the Company’s financial assets at fair value at June 30, 2013, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$29,991	$—	$—	$29,991
Trade accounts receivable	1,312	—		1,312
	$31,303	$—	$—	$31,303

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

The Company did not have any Level 2 or Level 3 financial assets at June 30, 2013.

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

15.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the quarter ended June 30, 2013, the Company recorded an income tax benefit of $45.0 million related primarily to the impairment of long lived assets of the Velardeña Operations, resulting in an elimination of the net deferred tax liability in existence at that time.  For the quarter ended June 30, 2012, the Company recorded a $1.2 million income tax benefit related primarily to Mexico net operating losses.  Based on the limited history that the Company has with its Velardeña operations, an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  As a result of the impairment of long lived assets of our Velardeña Operations as of June 30, 2013, the net deferred tax liabilities presented in previous periods no longer exist, thus necessitating the recognition of an income tax benefit described above.  All net deferred tax assets of the Company are subject to a full valuation allowance as of June 30, 2013, as there is no assurance of utilization of these assets in the future.  Thus, there are no deferred tax liabilities or deferred tax assets reported on the Consolidated Balance Sheet as of June 30, 2013.  The net deferred tax liabilities of $47.1 million as of December 31, 2012 consist primarily of $63.7 million deferred tax liabilities, related to the basis differences of the long lived assets of our Velardeña Operations, and $16.3 million deferred tax assets related to Mexico net operating losses.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had unrecognized tax benefits of $2.2 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively.

16.   Equity (Deficit)

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2013 and changes during the six months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	823,500	$5.67
Granted during the period	152,000	1.77
Restrictions lifted during the period	(20,400)	7.27
Forfeited during the period	—	—
Outstanding at June 30, 2013	955,100	$5.02

In connection with performance and reductions in force, the Company’s Compensation Committee and Board of Directors approved a 10% annual salary reduction effective June 1, 2013 for certain officers of the Company. In conjunction with the salary reduction, expected to be in effect for one year, the Compensation Committee approved a grant of an aggregate of 149,500 restricted shares to the officers effective June 1, 2013. The stock will vest in one year from the grant date. In addition, 2,500 shares of restricted stock were granted to a new employee hired during the period.  One third of the restricted stock granted to the employee vests on each of the first, second and third anniversaries of the grant dates, provided the employee continues to serve the Company at that time.  Restrictions were lifted on 8,000 shares during the period on the first anniversary of a grant made to an officer hired during 2012 and restrictions were lifted on 12,400 shares related to an employee’s retirement.

For the six months ended June 30, 2013 the Company recognized approximately $0.8 million of compensation expense related to outstanding restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $1.5 million over the next 33 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2013 and changes during the six months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	118,810	$8.01
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2013	118,810	8.01
Exercisable at end of period	118,810	8.01
Granted and vested	118,810	8.01

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2013 and changes during the six months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	143,995	$7.21
Granted during the period	370,368	1.62
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2013	514,363	$3.18

The RSUs granted during the period are a portion of the annual compensation paid to the directors.

For the six months ended June 30, 2013 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.5 million over the next 11 months.

17.   Sale of Metals and Related Costs

The Company produces marketable products including concentrates and precipitates at its Velardeña Operations.  During the six months ended June 30, 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At June 30, 2013 and 2012 the Company wrote down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $1.6 million and $2.1 million, respectively, and a charge to depreciation expense of approximately $0.3 million and $0.7 million, respectively.  Also included in cost of metals sold at June 30, 2013 is a $0.6 million charge related to workforce reduction severance costs incurred during the first quarter 2013.

The Company suspended operations at its Velardeña mine effective June 19, 2013 (see Note 1).

18.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(224,065)	$(17,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,097	3,843
Accretion of asset retirement obligation	78	35
Foreign currency loss on loss contingency	(260)	(118)
Foreign currency (gain) loss on deferred tax liability	423	(189)
Impairment of goodwill	11,180	—
Impairment (reversal of impairment) of accounts receivable	—	35
Impairment of long lived assets	238,020	—
Asset write off	60	425
Write off of loss contingency	(299)	—
Realized loss on marketable securities	133	—
Fair value of stock/warrants received for mineral rights	—	(101)
Gain on sale of assets, net	(3,236)	(1,860)
Income tax provision	(47,495)	(2,960)
Stock compensation	979	523
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts receivable	(21)	(1,812)
Decrease in prepaid expenses and other assets	241	278
Decrease (increase) in inventories	1,564	(149)
Decrease (increase) in value added tax recoverable, net	1,674	(1,409)
Decrease in reclamation liability	(6)	—
Increase (decrease) in accounts payable and accrued liabilities	(767)	(1,641)
Decrease in deferred leasehold payments	(88)	(48)
Net cash used in operating activities	$(16,788)	$(22,919)

19.   Commitments and Contingencies

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

20.   Segment Information

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended June 30, 2013	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$4,467	$8,145	$2,222	$1,103	$259,160		$757
Corporate, Exploration & Other	—	—	307	3,114	3,662		29
	$4,467	$8,145	$2,529	$4,217	$262,822		$786

Six Months Ended June 30, 2013
Velardeña Mine	$10,297	$17,017	$4,559	$3,265	$265,874	$42,724	$1,638
Corporate, Exploration & Other	—	—	538	7,622	5,686	34,172	29
	$10,297	$17,017	$5,097	$10,887	$271,560	$76,896	$1,667

Three Months Ended June 30, 2012
Velardeña Mine	$4,968	$6,603	$1,637	$2,142	$5,657		$2,289
Corporate, Exploration & Other	—	—	360	4,818	3,172		—
	$4,968	$6,603	$1,997	$6,960	$8,829		$2,289

Six Months Ended June 30, 2012
Velardeña Mine	$11,321	$14,530	$3,115	$5,524	$9,919	$357,962	$5,103
Corporate, Exploration & Other	—	—	728	10,654	10,812	31,205	1
	$11,321	$14,530	$3,843	$16,178	$20,731	$389,167	$5,104

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

2013 Highlights

During the first six months of 2013 we focused our efforts primarily on production and operational improvements at our Velardeña Operations, advancing our El Quevar project and continued rationalization of our exploration portfolio.  On June 19, 2013 we suspended operations at the Velardeña Operations in order to conserve the asset until the Company is able to develop operating plans that at then current prices for silver and gold indicate a sustainable cash margin for operations.  An overview of certain significant 2013 events is provided below:

Velardeña Operations

•                  On June 19, 2013 we suspended operations at the Velardeña Operations.  Earlier in the year we projected that the Velardeña operations would achieve operating cash neutrality during the third quarter 2013, assuming gold and silver prices of $1,600 per ounce and $30 per ounce, respectively. During the second quarter, metals prices decreased significantly below those levels, which is the principal reason we suspended our operations. We have placed the mine and processing plants on a care and maintenance program to enable a re-start when operating plans and metals prices support a cash positive outlook for the operations. Approximately 420 positions at the Velardeña Operations were eliminated as a result of the suspension. We have retained a core group of approximately 50 to 60 employees to facilitate a re-start of operations and to maintain and safeguard the longer term value of the asset.

•                  Payable production during the first six months of 2013 totaled approximately 395,000 silver equivalent ounces (equivalents calculated at 60:1 silver to gold) and included 251,000 ounces of silver and 2,400 ounces of gold.  Payable silver equivalent production includes only silver and gold.  We also produced approximately 530,000 pounds of payable lead and 710,000 pounds of payable zinc during the first six months of 2013.

•                  During May 2013, we completed the San Mateo ramp at the Velardeña Operations, which provides access to the productive Santa Juana mining area. The completed ramp, which provides more efficient and less costly haulage capacity from the mine, should be helpful to the re-start economic analysis. During the suspension period, we plan to use the ramp to access mining areas to develop and evaluate re-start mining plans. We also plan to continue work on treatment options for gold-bearing pyrites produced at the mine, including autoclave, bioleach and roasting technologies.

•                  On March 8, 2013, Mexican regulatory authorities suspended the explosives permit for the principal producing areas of the Velardeña Operations due to the proximity of the blasting cap magazine to certain occupied mine facilities.  Although we immediately relocated the employees to other mine buildings, which regulatory authorities agreed on March 9, 2013 was acceptable, the permit was not reinstated until April 10, 2013.  During this period, we completed the installation of additional flow capacity in the oxide leach circuit and additional cleaner flotation capacity to the float circuit ahead of the oxide circuit.  These projects were designed to improve silver and gold recoveries.

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

Exploration Portfolio

•                  Recently we acquired the 233 hectare Los Azules property in Chihuahua, Mexico under a purchase agreement with Minera Socavato, a private Mexico mining company.  The purchase agreement requires a series of option payments over a four year period totaling $2.0 million with $0.1 million required during the first year.  A drilling program of approximately 2000 meters is planned to test the down dip continuation of the previously mined veins.  We plan to begin rehabilitation of a portion of the underground workings this month in preparation for the drill program.

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

Velardeña Operating Statistics

During the first six months of 2013 we produced products from our Velardeña Operations in Mexico containing 251,306 payable ounces of silver, 2,400 payable ounces of gold and 395,306 payable ounces of silver equivalent compared to products produced during the first six months of 2012 containing 204,627 payable ounces of silver, 3,277 payable ounces of gold and 398,247 payable ounces of silver equivalent. Silver equivalent ounces are calculated at a ratio of 60:1 silver to gold.

The table below sets forth the operating statistics of our Velardeña Operations for the first six months of 2013 and 2012:

	Year to Date Ended June 30,
	2013	2012
Tonnes of ore milled
Oxide plant	41,383	51,314
Sulfide plant	30,679	35,472
	72,062	86,786
Combined grade
(Grams per tonne)
Gold	2.56	1.98
Silver	163	106
Combined recovery (1)
Gold	50.6%	68.7%
Silver	75.5%	77.6%
Produced metals (1)
Gold ounces	2,997	3,792
Silver ounces	285,282	228,730
Silver ounce equivalent (60:1)	465,102	456,250
Lead pounds	593	447
Zinc pounds	841	745
Payable metals production (1)
Gold ounces	2,400	3,227
Silver ounces	251,306	204,627
Silver ounce equivalent (60:1)	395,306	398,247
Lead pounds	530	404
Zinc pounds	710	618
Payable metals sold
Gold ounces	2,501	3,415
Silver ounces	261,907	207,579
Silver ounce equivalent (60:1)	411,967	412,479
Lead pounds	665	610
Zinc pounds	855	487

(1)         Current production and recoveries include final metal settlements pertaining to sales of previously reported production.

Combined grades feeding both plants increased year over year by 29% for gold and 53% for silver. Silver and gold production for the six months ended June 30, 2013 was negatively impacted by an approximately 33 day suspension of the explosives permit between the first and second quarters and the shutdown of operations on June 19 which reduced mill throughput during the period.  Gold production was also negatively impacted in 2013 by reduced gold recoveries from material mined from new areas, which appears to have different metallurgy, and a decrease in the percentage of oxide ores which achieve favorable recoveries in the leach circuit. The Company continues with the testing of both short and longer term methods to improve gold recoveries and has engaged an independent expert to assist in these efforts.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month and six month periods ended June 30, 2013 to the results from operations for the three month and six month periods ended June 30, 2012.

Three Months Ended June 30, 2013

Revenue from the sale of metals.  We recorded $4.5 million and $4.9 million of revenue for the three months ended June 30, 2013 and 2012, respectively.  The decrease in revenue from the sale of metals during the 2013 period as compared to the 2012 period was primarily related to lower realized silver and gold prices and lower payable gold and silver metals sold.  All of the revenue is from the sale of products produced at our Velardeña Operations in Mexico.

Costs of metals sold. We recorded $8.1 million and $6.6 million of costs of metals sold for the three months ended June 30, 2013 and 2012, respectively.  Included in costs of metals sold was a $1.6 million and $1.2 million write down of finished goods inventory to its estimated net realizable value for the respective periods. The increase in 2013 costs is primarily related to higher unit costs in inventory as a result of the approximately 30 day suspension of the explosives permit during the period.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $1.2 million for the three months ended June 30, 2013, as compared to $1.8 million for the three months ended June 30, 2012.  Exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.  The decrease in exploration expenses during the second quarter 2013 as compared to the second quarter 2012 is primarily the result of reduced property holding, administrative and direct exploration costs resulting from rationalization of our exploration portfolio in 2012 and 2013.

Velardeña project expense.  During the three months ended June 30, 2013 we incurred $0.8 million of project expenses related to our Velardeña Operations in Mexico as compared to $2.1 million for the three months ended June 30, 2012. The costs for both periods were primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the three months ended June 30, 2013 and 2012, we incurred capital expenditures of approximately $0.8 million and $1.5 million, respectively for plant construction, mining and other equipment.  In addition, we had outstanding approximately $0.1 million and $1.2 million of advance payments to suppliers and equipment manufacturers at June 30, 2013 and 2012, respectively.

Velardeña shutdown costs.  During the quarter ended June 30, 2013 we recorded a $2.3 million expense related to the severance of 420 positions and other costs at our Velardeña Operations as the result of the suspension of operations at Velardeña effective June 19, 2013.  We had no such charges during the quarter ended June 30, 2012.

El Quevar project expense. During the three months ended June 30, 2013 and 2012 we incurred $0.6 million and $1.2 million, respectively of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2013 is primarily the result of placing the El Quevar project in a holding and maintenance state during 2013 while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $1.6 million for the three months ended June 30, 2013 compared to $1.8 million for the three months ended June 30, 2012.  Administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our Velardeña Operations, El Quevar project work and our exploration programs.

Other Operating Income & Expense, Net.  During the three months ended June 30, 2013, we recorded $0.4 million of net other operating income primarily related to the lease of certain exploration properties in Mexico. During the three months ended June 30, 2012 we recorded $0.1 million of other operating expense primarily arising from the payment of interest and penalties associated with a value added tax audit in Mexico related to prior years.

Stock based compensation.  During the three months ended June 30, 2013 we recorded $0.6 million of stock based compensation expense compared to $0.3 million of stock based compensation expense recorded during the three months ended June 30, 2012. The increase in the second quarter 2013 costs as compared to the second quarter 2012 is primarily the result of restricted stock grants made during the second quarter 2013 to certain officers of the Company in conjunction with a salary reduction approved by the Board.

Reclamation Expense. During the three months ended June 30, 2013 we incurred less than $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Operations.  As the result of a revised closure plan completed for our Velardeña mines during the second quarter 2012, we reduced the accretion of the asset retirement obligation by approximately $0.1 million resulting in only nominal reclamation expense for the three months ended June 30, 2012.

Impairment of long lived assets and goodwill. We assess the recoverability of our property, plant and equipment and goodwill, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The significant decrease in metals prices in the second quarter 2013 and the shutdown of operations at Velardeña at the end of the second quarter were events that required an assessment of the recoverability of the Velardeña Operations asset group and goodwill.  We completed an impairment analysis at June 30, 2013 and determined that both the long lived assets and the goodwill associated with the Velardeña Operation and the San Diego property were impaired.  As a result we recorded a $238.0 million impairment charge related to the long lived assets and an $11.2 million impairment charge related to goodwill.  There were no such charges during the second quarter of 2012.

Interest and Other Income, net.  We recorded approximately $0.2 million of interest and other income during the three months ended June, 2013 primarily related to the reduction of a loss contingency liability.  During the three months ended

June 30, 2012 we recorded approximately $2.0 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon and a $0.2 million reduction of a loss contingency liability.

Royalty Income.  During the three months ended June 30, 2012 we recorded royalty income of approximately $0.2 million related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty.  We sold our net smelter return royalty on the Platosa mine to Excellon during the second quarter 2012.  During the three months ended June 30, 2013 we had no royalty income.

Gain/Loss on Foreign Currency.  During the three months ended June 30, 2013 we recorded a $1.1 million foreign currency loss compared to a nominal foreign currency loss for the same period in 2012. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  We recorded an income tax benefit for the three months ended June 30, 2013 of $45.0 million related primarily to the impairment of long lived assets of the Velardeña Operations.  In comparison, an income tax benefit of $1.2 million was recorded for the three months ended June 30, 2012 relating primarily to Mexico net operating losses.

Six Months Ended June 30, 2013

Revenue from the sale of metals.  We recorded $10.3 million and $11.3 million of revenue for the six months ended June 30, 2013 and 2012, respectively.  The decrease in revenue from the sale of metals during the 2013 period as compared to the 2012 period was primarily related to lower realized silver and gold prices.  All of the revenue is from the sale of products produced at our Velardeña Operations in Mexico.

Costs of metals sold. We recorded $17.0 million and $14.5 million of costs of metals sold for the six months ended June 30, 2013 and 2012, respectively.  Included in costs of metals sold was a $1.6 million and $2.1 million write down of finished goods inventory to its estimated net realizable value for the respective periods.  Also included in the 2013 cost of metals sold is a $0.6 million charge related to workforce reduction severance costs incurred during the first quarter of 2013.  The increase in 2013 costs is primarily related to higher unit costs in inventory as a result of the approximately 30 day suspension of the explosives permit during the period.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $2.8 million for the six months ended June 30, 2013, as compared to $4.2 million for the six months ended June 30, 2012.  Exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.  The decrease in exploration expenses during the first six months of 2013 as compared to the first six months of 2012 is primarily the result of reduced property holding, administrative and direct exploration costs resulting from rationalization of our exploration portfolio in 2012 and 2013.

Velardeña project expense.  During the six months ended June 30, 2013 we incurred $2.9 million of project expenses related to our Velardeña Operations in Mexico as compared to $5.5 million for the six months ended June 30, 2012. The costs for both periods were primarily related to development of the San Mateo ramp, other mine development, and engineering work.  The San Mateo ramp was completed during May of 2013. In addition to amounts expensed during the six months ended June 30, 2013 and 2012, we incurred capital expenditures of approximately $1.6 million and $5.1 million, respectively for plant construction, mining and other equipment.  In addition, we had outstanding approximately $0.1 million and $1.2 million of advance payments to suppliers and equipment manufacturers at June 30, 2013 and 2012, respectively.

Velardeña shutdown costs.  During the six months ended June 30, 2013 we recorded a $2.3 million expense related to the severance of 420 positions and other costs at our Velardeña Operations as the result of the suspension of operations at Velardeña effective June 19, 2013.  We had no such charges during the six months ended June 30, 2012.

El Quevar project expense. During the six months ended June 30, 2013 and 2012 we incurred $1.7 million and $2.6 million, respectively, of expenses primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2013 is primarily the result of placing the El Quevar project in a holding and maintenance state during 2013 while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $3.5 million for the six months ended June 30, 2013 compared to $3.9 million for the six months ended June 30, 2012.  Administrative expenses for both years are comparable and are primarily related to public company costs and corporate activities in support of our Velardeña Operations, El Quevar project work and our exploration programs.

Other Operating Income & Expense, Net.  During the six months ended June 30, 2013 we recorded $3.6 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Peru for $3.5 million partly offset by the $0.6 million carrying value of the properties, the receipt of an $0.3 million option payment for another Peruvian exploration property, and the receipt of approximately $0.3 million for the lease of a mineral property in Mexico.  During the six month period ended June 30, 2012 we recorded $0.2 million of net other operating income comprised of approximately $0.4 million of gains on the sale of certain exploration properties partially offset by approximately $0.2 million of other operating expense arising from the payment of interest and penalties resulting from a value added tax audit in Mexico related to prior years.

Stock based compensation.  During the six months ended June 30, 2013 we recorded $1.0 million of stock based compensation expense compared to $0.5 million of stock based compensation expense recorded during the six months ended June 30, 2012. The increase in the first quarter 2013 costs as compared to the first quarter 2012 is primarily the result of a greater number of outstanding stock grants at June 30, 2013 as compared to June 30, 2012 and  restricted stock grants made during the second quarter 2013 to certain officers of the Company in conjunction with a salary reduction approved by the Board.

Reclamation Expense. During the six months ended June 30, 2013 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Operations.  During the six months ended June 30, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project.  The 2012 reclamation expense was partially offset by an adjustment reducing accretion expense by approximately $0.1 million as the result of a revised closure plan completed for our Velardeña Operations during the second quarter of 2012.

Impairment of long lived assets and goodwill. We assess the recoverability of our property, plant and equipment and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The significant decrease in metals prices in the second quarter 2013 and the shutdown of operations at Velardeña at the end of the second quarter were events that required an assessment of the recoverability of the Velardeña Operations asset group and goodwill.  We completed an impairment analysis at June 30, 2013 and determined that both the long lived assets and the goodwill associated with the Velardeña Operation and the San Diego property were impaired.    As a result we recorded a $238.0 million impairment charge related to the long lived assets and a $11.2 million impairment charge related to goodwill.  There were no such charges during the second quarter of 2012.

Interest and Other Income, net.  We recorded approximately $0.5 million of interest and other income during the first six months of 2013 primarily related to the reduction of a loss contingency liability.  During the first six months of 2012 we recorded approximately $2.2 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon and a $0.4 million reduction of a loss contingency liability.

Royalty Income.  During the first six months of 2012 we recorded royalty income of approximately $0.4 million related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty.  We sold our net smelter return royalty on the Platosa mine to Excellon during the second quarter 2012. For the six months ended June 30, 2013 we had no  royalty income.

Gain/Loss on Foreign Currency.  During the six months ended June 30, 2013 we recorded a $0.4 million foreign currency loss compared to $0.4 million foreign currency gain for the same period in 2012, primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  We recorded an income tax benefit for the six months ended June 30, 2013 of $47.5 million related primarily to the impairment of long lived assets of the Velardeña Operations and Mexico net operating losses.  In comparison, an income tax benefit of $3.0 million was recorded for the three months ended June 30, 2012 relating primarily to Mexico net operating losses.

Liquidity, Capital Resources and Going Concern

At June 30, 2013 our aggregate cash and short-term investments totaled $30.0 million and, based on the assumptions described below, we expect to have a cash balance of approximately $16.0 million at December 31, 2013.  During the first quarter of 2013 we completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. We received $0.5 million in joint venture option payments on other Mexican and Peruvian exploration properties.  With the cash and investment balance at June 30, 2013 we expect to have sufficient funding to continue our long-term business strategy through 2013.

Our cash and short-term investment balance at June 30, 2013 of $30.0 million is $14.6 million lower than the $44.6 million in similar assets held at December 31, 2012 due primarily to $6.7 million in operating losses at the Velardeña Operations; $4.5 million in Velardeña Operations capital and development expenditures; $2.3 million in shutdown and severance costs at the Velardeña Operations; $2.8 million in exploration expenditures; $3.5 million on general and administrative activities; and $1.7 million on the El Quevar project; offset by  net proceeds of $4.0 million from the sale of non strategic exploration property interests and a decrease in working capital of $2.9 million primarily related to an increase in accrued liabilities at the Velardeña Operations.

On June 19, 2013 we suspended operations at our Velardeña Operations in order to conserve the asset until we are able to develop operating plans that at then current prices for silver and gold indicate a sustainable cash margin for operations. (see Note 1).  We accrued approximately $2.3 million of severance and other costs related to the suspension in the second quarter of 2013 and we expect to incur costs of approximately $3.0 million for additional one-time suspension related activities and $2.5 million for care and maintenance during the remainder of the year should operations remain suspended.

With the cash and investment balance at June 30, 2013 of $30.0 million we plan to spend the following additional amounts during the remainder of 2013 pursuant to our long-term business strategy.  These amounts do not include costs related to a potential restart of the Velardena Operations.

•                  Approximately $3.0 million on one-time suspension costs, including labor and contractor costs associated with idling the plant and mobile mining equipment, costs for restocking of material and supplies, and other shutdown activities;

•                  $2.5 million on care and maintenance costs at the Velardeña Operations;

•                  Approximately $1.0 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing  project evaluation costs;

•                  Approximately $2.5 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, as the Company continues strategies to monetize portions of the portfolio; and

•                  Approximately $3.0 million on general and administrative costs and $2.0 million on an increase in net working capital primarily related to the payment of accrued severance costs.

The actual amount that we spend through year-end 2013 and the projected year-end cash and investment balance may vary significantly from the amounts specified above and will depend on a number of factors, including the timing and costs associated with a potential restart of the Velardeña Operations, the results of continued project assessment work at El Quevar and other exploration properties, and whether we are able to monetize additional portions of our exploration portfolio.

Significant Accounting Policies

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  The purpose of this accounting standards update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities, prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  We had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2012 and June 30, 2013.  The adoption of this standard did not have an impact on our financial position or results of operations and is not expected to have an impact in the future.

There were no other new accounting pronouncements during that period that would have an impact on our financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Anticipated one time shutdown costs and continuing care and maintenance costs at the Velardeña Operations;

•                  Planned  work on re-start mining plans and  treatment options gold-bearing pyrites produced at the Velardeña Operations;

•                  Planned evaluation, exploration, spending and advancement activities at the El Quevar project;

•                  Planned spending on exploration activities at other properties and our planned continuing effort to monetize our exploration portfolio of properties;

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

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                       Higher than anticipated costs for activities related to the suspension of operations and  ongoing care and maintenance activities at the Velardeña Operations;

•                       Potential inability to develop a re-start plan for the Velardeña Operations that at then current silver and gold prices would indicate a sustainable cash positive margin for operations;

•                       Risk related to the potential re-start of our Velardeña Operations in Mexico, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to produce minerals from the mines successfully or profitably at current lower silver and gold prices operating or processing problems, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue our operations or expansion plans at the mines, accidents and other unanticipated events and our ability to raise the necessary capital if required to finance possible advancement or expansion of the mining operations;

•                       Risks related to the El Quevar project in Argentina, including our ability to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project, and results of our evaluation and future exploration;

•                        The feasibility and economic viability of re-start at the Velardeña Operations;

•                        The Company’s ability to retain key management and mining personnel necessary to develop Velardeña Operations re-start plans and to successfully operate and grow our business;

•                        The results of future exploration and of our continuing efforts to monetize our exploration portfolio properties;

•                       Economic and political events affecting the market prices for silver, zinc, lead and other minerals which may be found on our development and exploration properties;

•                       Political and economic instability in Argentina, Mexico and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2012 and Item 1A of this Report on Form 10-Q.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the second quarter 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in other currencies, primarily in Mexico.  As a result, currency exchange fluctuations may impact the costs of our operations.  To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors [to be updated]

The following risk factors are related to the June 2013 shut-down of our Velardeña mining operations and update or are in addition to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

The Velardeña mining operations may not operate again.

In late June 2013, we shut down our Velardeña mine and processing plants and placed them on a care and maintenance program. Commencing operations again is subject to numerous risks and uncertainties, including:

•                  whether we are able to develop mine plans, operating plans or gold recovery improvements that can achieve sustainable cash positive results at current and future metals prices;

•                  unexpected events at the mining operations, including difficulties in maintaining the properties on a care and maintenance basis, potential sabotage or damage to the assets related to the suspension of operations, and variations in ore grade and relative amounts, grades and metallurgical characteristics of oxide and sulfide ores;

•                  continued decreases or insufficient increases in gold and silver prices to permit us to achieve sustainable cash positive results;

•                  technical, permitting, water, mining, metallurgical or processing issues;

•                  changes in interpretation of geological or metallurgical information at the mining operations;

•                  actual costs of the shutdown exceeding current estimates or including unanticipated costs;

•                  loss of and inability to adequately replace skilled mining and management personnel;

•                  strikes or other labor problems; and

•                  our ability to raise capital for purposes of  potential implementation of new mine and operating plans or for general and administrative costs and other working capital needs.

•

Based on these risks and uncertainties, there can be no assurance that we will be able to re-start our Velardeña mining operations in the future.

We expect to incur operating losses and operating cash flow deficits through 2013 and our profitability in the foreseeable future would depend on our ability to re-start our Velardeña mining operations on a profitable basis.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as we are able to re-start our Velardeña mining operations in Central Mexico, and until our Velardeña mining operations, the El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund our continuing operations. As of December 31, 2012 and June 30, 2013, we had approximately $44.6 million and $30.0 million, respectively, in cash and cash equivalents and short terms investments. By placing the Velardeña mine and processing plants on a care and maintenance program to enable a re-start in the future when operating plans and metals prices support a cash positive outlook for the property, we accrued approximately $2.3 million of employee severance and other costs in the second quarter 2013 and expect to incur approximately $3.0 million of one-time costs in the third quarter 2013 for other activities related to the suspension of operations and approximately $2.5 million total in quarterly holding costs in the third and fourth quarters should operations remain suspended, with an anticipated cash balance of approximately $16.0 million at year-end 2013. If operations remain suspended after 2013, we expect continuing care and maintenance costs of approximately $1.0 million per quarter.  We also recorded in the second quarter 2013 an impairment of the Velardeña Operations asset group and related goodwill of $240.8 million. In the absence of additional funding, we expect that our current cash and investment balance would be depleted in the first quarter 2015. These expectations are subject to a number of assumptions. For example, the actual costs related to placing the Velardeña mine and processing plants on a care and maintenance program may exceed current estimates  or include unanticipated costs such as potential sabotage or damage to the assets related to the suspension of operations or costs related to strike or other labor problems. Additionally, the amounts and timing of expenditures will depend on the progress of our efforts to advance our El Quevar project and continue exploration at these and other properties, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, prices of metals, costs of materials and supplies, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which are and will be beyond our control. If our expectations for 2013 and subsequent years prove to be incorrect, and if we are unable to obtain additional funding, we would face substantial operating cash losses and be required to significantly change our operating plans. Further, with the Velardeña mining operations on a care and maintenance program, we have no production and therefore no revenues, and developing a profitable mine and operating plan may not occur or may take longer and depend on a number of factors including future metals prices. Based on the current economic conditions, specifically with respect to metals prices, we cannot be certain we will be able to re-start the Velardeña mining operations in the future, and therefore generate revenues, achieve profitability, be able to eliminate operating cash flow deficits, or cease to require additional funding.

In addition to the proceeds we received from our financing activities during September 2012, if and when we are able to re-start our Velardeña mining operations, we would require additional external funding if we decided to complete a significant expansion of the Velardeña mining operations.

In addition to the proceeds we received from our financing activities during September 2012, if and when we are able to re-start our Velardeña mining operations, we would require substantial funds from external sources in order to complete a significant expansion of the Velardeña mining operations if we decided to do so. During the Velardeña mining operations suspension period, we plan to continue work on treatment options for gold-bearing pyrites produced at the mine, including autoclave, bioleach and roasting technologies to improve gold recoveries and support a potential expansion of the Velardeña mining operations. In addition to these technologies, an expansion could include sulfide plant ball mill upgrades and additional flotation and filtration capacity. We have not yet determined appropriate processing technologies which, together with planned underground drilling, should assist us in evaluating future expansion options. We do not have a credit, off-take or other commercial financing arrangements in place that would finance the completion of and expansion of the Velardeña mining operations and we believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration portfolio assets at an acceptable price. We cannot assure you that we will be able to obtain external financing for future expansion of the Velardeña mining operations on favorable terms or at all.

If we recommence operations at Velardeña, we are likely to enter into a collective bargaining agreement with a union and we will remain subject to Mexican labor and employment regulations, which may adversely affect our operations and financial condition.

Prior to the suspension of our Velardeña mining operations, our employees in Mexico were represented by a union and our relationship with our employees was governed by collective bargaining agreements. If we are able to recommence mining at our Velardeña mining operations, we expect that initially our operations will not be subject to collective bargaining agreements.  However, we have agreed with the union that at an appropriate point following the recommencement of mining operations, which may be when we are achieving on a sustainable basis target production levels under a new mine and operating plan, we will negotiate a new collective bargaining agreement with the union. Any collective bargaining agreement that we enter into with the union may restrict our operating flexibility in and impose additional costs on our operations. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our operations and financial condition.

Our ability to re-start our Velardeña mining operations and potentially obtain long-term cash flow and profitability at our Velardeña mining operations or other properties in the future will be affected by changes in prices of silver, gold and other metals.

Our ability to re-start our Velardeña mining operations, to establish reserves and develop our exploration properties, and to become profitable in the future, as well as our long-term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

The recent declines in gold and silver prices have had a significant impact on our operations and a continued decline could negatively affect our plans to re-start the Velardeña mining operations. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our plans to re-start our Velardeña mining operations, or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build our business.

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

GOLDEN MINERALS COMPANY

Date:	August 8, 2013	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	August 8, 2013	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer