Form 10-Q
period 2013-09-30
Golden Minerals Co
filed 2013-11-07
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

AT NOVEMBER 6, 2013, 43,218,333 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	September 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$23,823	$44,406
Investments (Note 5)	—	242
Trade receivables	244	1,291
Inventories (Note 7)	492	3,388
Value added tax receivable (Note 8)	1,739	4,422
Prepaid expenses and other assets (Note 6)	815	1,044
Total current assets	27,113	54,793
Property, plant and equipment, net (Note 9)	39,418	280,905
Assets held for sale (Note 9)	—	575
Goodwill (Note 3)	487	11,666
Prepaid expenses and other assets (Note 6)	63	163
Total assets	$67,081	$348,102

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,900	$6,232
Other current liabilities (Note 12)	6,164	7,074
Total current liabilities	8,064	13,306
Asset retirement obligation (Note 11)	2,571	2,259
Deferred tax liability (Note 14)	—	47,072
Other long term liabilities (Note 12)	76	193
Total liabilities	10,711	62,830

Commitments and contingencies (Note 18)

Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,327,833 and 43,265,833 shares issued and outstanding, respectively	433	433
Additional paid in capital	494,459	493,175
Accumulated deficit	(438,522)	(208,246)
Accumulated other comprehensive loss	—	(90)
Parent company’s shareholder’s equity	56,370	285,272
Total liabilities and equity	$67,081	$348,102

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Revenue:
Sale of metals (Note 16)	$500	$7,063	$10,797	$18,384
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 16)	(517)	(8,573)	(17,534)	(23,103)
Exploration expense	(1,024)	(1,207)	(3,788)	(5,419)
El Quevar project expense	(486)	(985)	(2,159)	(3,574)
Velardeña project expense	(85)	(767)	(3,006)	(6,291)
Velardeña shutdown and care & maintenance costs	(2,218)	—	(4,547)	—
Administrative expense	(1,078)	(1,934)	(4,608)	(5,787)
Stock based compensation	(305)	(308)	(1,284)	(831)
Reclamation and accretion expense	(47)	(40)	(135)	(185)
Impairment of long lived assets	—	—	(237,838)	—
Impairment of goodwill	—	(57,213)	(11,180)	(57,213)
Other operating income & (expenses), net	(31)	264	3,615	479
Depreciation, depletion and amortization	(1,083)	(2,774)	(6,180)	(6,617)
Total costs and expenses	(6,874)	(73,537)	(288,644)	(108,541)
Loss from operations	(6,374)	(66,474)	(277,847)	(90,157)
Other income and (expense):
Interest and other income, net	186	162	509	2,323
Royalty income	—	14	—	371
Gain (loss) on foreign currency	(127)	368	(537)	802
Total other income and (expense)	59	544	(28)	3,496
Loss from operations before income taxes	(6,315)	(65,930)	(277,875)	(86,661)
Income tax benefit	104	2,614	47,599	5,574
Net loss	$(6,211)	$(63,316)	$(230,276)	$(81,087)
Comprehensive loss:
Unrealized gain on securities	—	166	90	107
Comprehensive loss	$(6,211)	$(63,150)	$(230,186)	$(80,980)
Net loss per common share — basic
Loss	$(0.14)	$(1.74)	$(5.38)	$(2.27)
Weighted average common stock outstanding - basic (1)	42,857,347	36,318,747	42,827,891	35,762,251

(1)   Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(23,435)	$(27,396)
Cash flows from investing activities:
Sale of available for sale investments	198	—
Proceeds from sale of assets	4,125	2,535
Capitalized costs and acquisitions of property, plant and equipment	(1,471)	(7,118)
Net cash provided by (used in) investing activities	$2,852	$(4,583)
Cash flows from financing activities:
Proceeds from issuance of stock units, net of issue costs	—	36,891
Net cash provided by financing activities	$—	$36,891
Net increase (decrease) in cash and cash equivalents	(20,583)	4,912
Cash and cash equivalents - beginning of period	44,406	48,649
Cash and cash equivalents - end of period	$23,823	$53,561

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2010	15,124,567	$152	$185,051	$(53,550)	$165	$131,818
Stock compensation accrued	331,166	—	5,540	—	—	5,540
Treasury shares acquired and retired	(106,056)	—	(1,834)	—	—	(1,834)
Warrants exercised	104,889	1	(1)	—	—	—
Shares issued to ECU shareholder’s and officers	16,117,319	161	224,514	—	—	224,675
ECU replacement options and warrants	—	—	9,853	—	—	9,853
Private placements, net	4,118,150	41	30,633	—	—	30,674
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(287)	(287)
Net loss	—	—	—	(62,671)	—	(62,671)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$337,768
Stock compensation accrued	712,500	9	2,580	—	—	2,589
Registered offering stock units, net	5,497,504	55	29,378	—	—	29,433
Private placements stock units, net	1,365,794	14	7,461	—	—	7,475
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(92,025)	—	(92,025)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	62,000	—	1,284	—	—	1,284
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(230,276)	—	(230,276)
Balance, September 30, 2013	43,327,833	$433	$494,459	$(438,522)	$—	$56,370

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

The Company is primarily focused on its efforts to develop new operating plans for its Velardeña mining operations in Mexico (the “Velardeña Operations”), the advancement of its El Quevar advanced exploration property in Argentina, and the exploration of and continuing effort to monetize and rationalize exploration properties in South America and Mexico.

Effective June 19, 2013 the Company suspended operations at its Velardeña Operations in order to conserve the asset until the Company is able to develop operating plans that, at then current prices for silver and gold, indicate a sustainable cash margin from operations.  The Company has placed the mine and processing plants on a care and maintenance program to enable a restart when operating plans and metals prices support a cash positive outlook for the property.  Approximately 420 positions at the Velardeña Operations were eliminated at the beginning of July 2013, with an additional approximately 20 positions eliminated in October 2013 following the completion of certain suspension activities primarily related to the idling of plant and mobile equipment. The Company currently plans to retain a core group of approximately 40 employees to facilitate a restart of operations and to maintain and safeguard the longer term value of the asset.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties and goodwill in the consolidated balance sheets are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.              Impairment of Long Lived Assets

Velardeña Operations Asset Group

The Velardeña Operations asset group consists of the property, plant, and equipment and working capital related to the Velardeña Operations. Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”) the Company assesses the recoverability of its long-lived assets, including property, plant and equipment, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Prices for silver and gold decreased approximately 34% and 26% respectively from March 31, 2013 to June 30, 2013.  The significant decrease in metals prices and the shutdown of operations at Velardeña at the end of the second quarter (see Note 1) were events that required an assessment of the recoverability of the Velardeña Operations asset group at June 30, 2013. Per the Guidance of ASC 360, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows from the Velardeña Operations, the Company determined that the Velardeña Operations asset group was impaired. As a result, at June 30, 2013 the Company wrote the asset group down to its fair value and recorded an impairment charge of $229.4 million related to the property, plant and equipment as detailed in the table below.

In addition, the Company recomputed deferred tax assets and liabilities associated with the Velardeña Operations  asset group and determined, based on the new carrying value of the Velardeña Operations asset group, that no net deferred tax liabilities exist. Therefore, the net deferred tax liabilities calculated prior to the impairment of approximately $45.0 million were written off and the Company recorded an income tax benefit equal to that amount for the quarter ended June 30, 2013 (see Note 14).

In arriving at a fair value for the Velardeña mineral resource and exploration properties the Company used a market approach, which the Company deems reasonable under the circumstances, that considered a combination of: (1) recently published market data reflecting an average in the ground mineral resource value for a representative group of junior silver mining companies primarily located in Mexico and South America, and (2) recent mineral resource acquisition and development cost data provided by a third party mining engineering consultant.  From this data the Company inferred an enterprise value for the Velardeña Operations of approximately $0.39 per ounce of measured, indicated and inferred silver equivalent mineral resource.  From the derived enterprise value the Company subtracted the fair value assigned to tangible assets and working capital to arrive at a residual value for the mineral resource and exploration properties.  Using this approach, the Company determined that the Velardeña mineral resource and exploration properties had a fair value of approximately $21.2 million.

The tangible assets at Velardeña were separately analyzed by a third party valuation firm using available market data to determine a fair value based on the net realizable value that could be received in a sale to a third party. The market data was derived by researching the secondary equipment market on sales and/or offers for sale of similar assets. The tangible assets were determined to have a fair value of approximately $9.6 million.

The market valuation approach used in the determination of fair value falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and relies upon assumptions related to the condition and location of the Velardeña Operations asset group in comparison to other corroborated observable market data.

The following table details the components of the impairment of the Velardeña Operations Asset Group:

	Net Book Value		Net Book Value
	Prior to		After
	Impairment at	Impairment	Impairment at
	June 30, 2013	Charges	June 30, 2013
	(in thousands)
Mineral properties	$232,805	$211,608	$21,197
Exploration properties	3,472	3,472	—
Tangible assets	23,928	14,330	9,598
	$260,205	$229,410	$30,795

San Diego Property Asset Group

The Company has a 50 percent ownership interest in the San Diego exploration property, which is located approximately 10 kilometers from the Velardeña Operations.  The property interest was acquired as part of the ECU Silver Mining Inc. (“ECU”) merger transaction, which occurred on September 2, 2011, and the property was assigned a value of $9.3 million as part of the purchase accounting associated with the transaction.  Because of its close proximity to the Velardeña Operations, the San Diego property could become a source of additional ore for the Velardeña Operations if developed in the future. The San Diego property is included in the Velardeña Operations reporting segment but is separate from the Velardeña Operations asset group.  Per the guidance of ASC 360, the Company assesses the recoverability of its property, plant and equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  As discussed above, relating to the impairment of long lived assets associated with the Velardeña Operations asset group, the significant decrease in metals prices and shutdown of operations at Velardeña are events requiring the assessment of the recoverability of the carrying amounts of the San Diego property.

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

The market valuation approach used in the determination of fair value falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and relies upon assumptions related to the condition and location of the San Diego property in comparison to other corroborated observable market data.

The following table details the components of the impairment of the San Diego Property Asset Group:

	Net Book Value		Net Book Value
	Prior to		After
	Impairment at	Impairment	Impairment at
	June 30, 2013	Charges	June 30, 2013
	(in thousands)
Exploration properties	$9,260	$8,428	$832
	$9,260	$8,428	$832

3.              Impairment of Goodwill

Goodwill is all related to the acquisition of the Velardeña Operations as part of the ECU merger transaction and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of both the assets acquired and liabilities assumed.  Per the guidance of ASC 350, “Intangible — Goodwill and Other” (“ASC 350”), the Company assesses the recoverability of its goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the goodwill may be impaired.  As discussed in Note 2, relating to the impairment of long lived assets related to the Velardeña Operations asset group, the significant decrease in metals prices and shutdown of operations at Velardeña are events that have also required an assessment of whether goodwill has been impaired.  In performing our analysis of any potential goodwill impairment pursuant to ASC 350, a minimal fair value was determined to exist for Mexican tax net operating losses (“NOLs”).  Tax accounting rules do not permit the recording of a tax asset related to the NOLs in situations where utilization is not assured, therefore, the $0.5 million fair value for the NOLs was assigned to goodwill. The Company completed a similar impairment analysis at December 31, 2012 and reduced the balance of goodwill to $11.7 million at that time.  The second quarter 2013 analysis indicated that goodwill was further impaired.  Therefore, the Company recorded an additional $11.2 million impairment charge at June 30, 2013 and further reduced the carrying value of goodwill from $11.7 million to $0.5 million.

The Company used an analysis of discounted after-tax cash flows to calculate the implied goodwill of the Velardeña Operations asset group following the guidance of ASC Topic 805 “Business Combinations” (“ASC 805”). Several operating and shutdown scenarios were combined to arrive at a single projection of cash flows using a weighted average approach, which assigned probabilities to the occurrence of each individual scenario.  The cash flow analysis used in the impairment assessment for goodwill related to the Velardeña Operations falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and includes various inputs including the weighted average cost of capital of 21.0%, projected future metals prices, and assumptions from the Company’s Velardeña Operations operating plans. The most significant unobservable factors are certain assumptions used in the Velardeña Operations operating plans and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput consistent with projected operating plans under the various operating scenarios, 3) the Company’s projections of operating costs, and 4) the weighting of operating scenarios.  The weighted average cost of capital and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data. Metals prices used in the cash flow analysis for silver ranged from $23.80 to $18.06 per ounce and for gold ranged from $1,440 to $1,296 per ounce.

4.              New Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  The purpose of this accounting standard update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under GAAP. However, the new requirement regarding presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  The Company had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2012 and September 30, 2013.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations and is not expected to have an impact in the future.

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

The Company did not hold any investments at September 30, 2013.  The available for sale common stock at December 31, 2012 consisted of 3.0 million shares of a junior mining company received during the third quarter 2012 related to the 2011 sale of the Company’s Paca Pulacayo property in Bolivia. During the first quarter 2013 all of the shares were sold for net proceeds of approximately $0.2 million resulting in a nominal loss recorded to interest and other expense.

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

6.              Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Prepaid insurance	$406	$611
Prepaid contractor fees and vendor advances	235	148
Recoupable deposits and other	174	285
	$815	$1,044

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Operations in Mexico. The prepaid contractor fees and vendor advances at September 30, 2013 includes the value of vouchers received from suppliers for operating supplies returned to them after the suspension of the Velardeña Operations. The vouchers may be used to reacquire the operating supplies at some future date.

Included in non-current assets at September 30, 2013 and December 31, 2012 were approximately $0.1 million and $0.2 million, respectively, of prepaid insurance on which amortization will be recognized through 2015.

7.              Inventories

Inventories at the Velardeña Operations at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)	(in thousands)
Metals inventory	$47	$2,076
In-process inventory	—	228
Material and supplies	445	1,084
	$492	$3,388

Subsequent to the suspension of the Velardeña Operations on June 19, 2013, most of the metals inventory has been sold and certain of the material and supplies inventory was returned to venders for credits or vouchers to be applied to future purchases.

Material and supplies inventory consists primarily of operating supplies at the Velardeña Operations and are carried at the lower of cost or market.

8.              Value added tax receivable

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

9.              Property, Plant and Equipment and Assets Held for Sale

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Mineral properties	$27,591	$239,200
Exploration properties	3,724	15,685
Royalty properties	200	200
Buildings	2,349	4,808
Mining equipment and machinery	19,810	29,185
Other furniture and equipment	1,199	2,204
Asset retirement cost	2,087	1,883
	56,960	293,165
Less: Accumulated depreciation and amortization	(17,542)	(12,260)
	39,418	280,905

The asset retirement cost is all related to the Company’s Velardeña Operations.

During the second quarter 2013 the Company reduced the carrying value of the Velardeña Operations property, plant and equipment by $229.4 million and the carrying value of the San Diego mineral property by $8.4 million and recorded a $237.8 million impairment charge on the accompanying consolidated statement of operations (see Note 2).  The table below sets forth the detail of the impairment charges recorded to the Velardeña Operations property, plant and equipment and the San Diego mineral property:

	Impairment Charges
	Velardeña
	Operations	San Diego	Total
	Asset Group	Asset Group	Impairment

Mineral properties	$211,608	$—	$211,608
Exploration properties	3,472	8,428	11,900
Royalty properties	—	—	—
Buildings	3,036	—	3,036
Mining equipment and machinery	10,394	—	10,394
Other furniture and equipment	900	—	900
Asset retirement cost	—	—	—
	229,410	8,428	237,838

The carrying value after the impairment represents the fair value of the assets as discussed in Note 2.

Assets Held for Sale

During the fourth quarter of 2012, the Company obtained approval from its board of directors to sell most of its exploration concessions in Peru. The $0.6 million carrying value of the properties was reflected in assets held for sale in the accompanying consolidated balance sheets at December 31, 2012.  During February 2013, the Company entered into an agreement to sell the exploration concessions in Peru to Compañía de Minas Buenaventura S.A.A. (“Buenaventura”) for $4.3 million. The Company has completed transactions for approximately $3.5 million of that amount.  The sale of the remaining $0.8 million in exploration concessions to Buenaventura was conditioned on the receipt of third party consents by February 28, 2013.  Although the consents were not received by February 28, 2013 and this date has not been extended, the Company may be able to complete the sale of an additional $0.6 million of concessions if the third party relinquishes the concessions to us.  The recorded gain on the sale of the properties to Buenaventura of $2.9 million, included in Other Operating Income in the Consolidated Statement of Operations, does not include the $0.8 million conditional amounts.

10.       Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)

Accounts payable and accruals	$750	$4,098
Accrued employee compensation and benefits	1,150	2,134
	$1,900	$6,232

September 30, 2013

Accounts payable and accruals at September 30, 2013 are primarily related to amounts due to contractors and suppliers in the amounts of $0.6 million, $0.1 million and $0.1 million related to the Company’s Velardeña Operations, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at September 30, 2013 consist of $0.2 million of accrued vacation and $0.9 million related to withholding taxes and benefits payable, of which $0.4 million is related to the Velardeña Operations.

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

11.       Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million asset retirement obligation (“ARO”) and offsetting asset retirement cost (“ARC”) at the time of the acquisition of the Velardeña Operations in September 2011.  The Company, with the help of a third party engineering firm’ estimated the ARO and ARC based on the engineering firm’s experience with mining operations of similar size and scope as that of the Velardeña Operations. Shortly after the completion of the 2011 acquisition, the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Operations.  That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million.  The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below. At this time the Company does not anticipate that the suspension of operations at the Velardeña Operations will have an impact on the timing or scope of the detailed closure plan.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2013 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Operations ARO:

	September 30,	December 31,
	2013	2012
	(in thousands)	(in thousands)
Beginning balance	$2,080	$3,577

ARO arising in the period	—	—
Changes in estimates, and other	203	(1,656)
Liabilities settled	—	—
Accretion expense	135	159
Ending balance	$2,418	$2,080

The increase in ARO recorded during the nine months ended September 30, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate of 7.3%.

Asset retirement and reclamation liabilities for both periods include approximately $0.2 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

12.       Other Liabilities

The Company recorded other current liabilities of approximately $6.2 million and $7.1 million at September 30, 2013 and December 31, 2012, respectively.  The September 30, 2013 and December 31, 2012 amounts include a loss contingency of $4.1 million and $4.6 million, respectively and an unrecognized tax benefit of $2.1 million and $2.5 million, respectively.  The amounts are all related to foreign withholding taxes and include estimated interest, penalties and other adjustments that may be required upon settlement of the liability.  The foreign withholding tax statute of limitations related to the loss contingency will expire through 2016.

The Company has recorded other long term liabilities of approximately $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively, related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2014.

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

The following table summarizes the Company’s financial assets at fair value at September 30, 2013, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$23,823	$—	$—	$23,823
Trade accounts receivable	244	—		244
	$24,067	$—	$—	$24,067

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

During the nine months ended September 30, 2013 there were no amounts transferred between levels and there were no changes in fair value measurement techniques.  The Company did not have any Level 2 or Level 3 financial assets at September 30, 2013.

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

14.       Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the quarter ended September 30, 2013, the Company recorded an income tax benefit of $0.1 million related to a lapse of the statute of limitations in the jurisdiction in which our unrecognized tax benefit is calculated. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $47.6 million related primarily to the impairment of long lived assets of the Velardeña Operations.  For the three months and the nine months ended September 30, 2012, the Company recorded a $2.6 million and $5.6 million income tax benefit, respectively, related primarily to Mexico net operating losses.  Based on the limited history that the Company has with its Velardeña Operations, an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  As a result of the impairment of long lived assets of our Velardeña Operations during the second quarter of 2013, the net deferred tax liabilities presented in previous periods no longer exist, thus necessitating the recognition of an income tax benefit described above.  All net deferred tax assets of the Company are subject to a full valuation allowance as of September 30, 2013, as there is no assurance of utilization of these tax assets in the future.  Thus, there are no deferred tax liabilities or deferred tax assets reported on the Consolidated Balance Sheet as of September 30, 2013.  The net deferred tax liabilities of $47.1 million as of December 31, 2012 consist primarily of $63.7 million deferred tax liabilities, related to the basis differences of the long lived assets of our Velardeña Operations, and $16.3 million deferred tax assets related to Mexico net operating losses.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had unrecognized tax benefits of $2.1 million and $2.5 million as of September 30, 2013 and December 31, 2012, respectively.

15.       Equity

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2013 and changes during the nine months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	823,500	$5.67
Granted during the period	152,000	1.77
Restrictions lifted during the period	(69,200)	10.13
Forfeited during the period	(90,000)	4.78
Outstanding at September 30, 2013	816,300	$4.67

In connection with performance and reductions in force, the Company’s Compensation Committee and Board of Directors approved a 10% annual salary reduction effective June 1, 2013 for certain officers of the Company. In conjunction with the salary reduction, expected to be in effect for one year, the Compensation Committee approved a grant of an aggregate of 149,500 restricted shares to the officers effective June 1, 2013. The stock will vest one year from the grant date. In addition, 2,500 shares of restricted stock were granted to a new employee hired during the period.  One third of the restricted stock granted to the employee vests on each of the first, second and third anniversaries of the grant dates, provided the employee continues to serve the Company at that time.  Restrictions were lifted on 56,800 shares during the period on the anniversaries of grants made to officers and employees in prior years and restrictions were lifted on 12,400 shares related to an employee’s retirement. During the period 90,000 shares were forfeited related to an officer’s resignation.

For the nine months ended September 30, 2013 the Company recognized approximately $0.9 million of compensation expense related to outstanding restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.9 million over the next 30 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2013 and changes during the nine months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	118,810	$8.02
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at September 30, 2013	118,810	8.02
Exercisable at end of period	118,810	8.02
Granted and vested	118,810	8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2013 and changes during the nine months then ended:

Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	143,995	$7.21
Granted during the period	441,290	1.59
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2013	585,285	$2.97

The RSUs granted during the period are a portion of the annual compensation paid to the directors.

For the nine months ended September 30, 2013 the Company recognized approximately $0.4 million of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.4 million over the next 9 months.

16.       Sale of Metals and Related Costs

The Company produces marketable products including concentrates and precipitates at its Velardeña Operations.  During the nine months ended September 30, 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At September 30, 2012 the Company wrote down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.0 million and a charge to depreciation expense of approximately $0.6 million.  Also included in cost of metals sold at September 30, 2013 is a $0.6 million charge related to workforce reduction severance costs incurred during the first quarter 2013.

The Company suspended operations at its Velardeña mine effective June 19, 2013 (see Note 1).

17.       Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(230,276)	$(81,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,180	6,617
Accretion of asset retirement obligation	135	(118)
Foreign currency loss on loss contingency	(383)	(117)
Foreign currency (gain) loss on deferred tax liability	527	(522)
Impairment of goodwill	11,180	57,213
Impairment (reversal of impairment) of accounts receivable	—	35
Impairment of long lived assets	237,838	—
Asset write off	(66)	428
Write off of loss contingencies	(522)	—
Realized loss on marketable securities	133	—
Fair value of stock/warrants received for mineral rights	—	(309)
Gain on sale of assets, net	(3,519)	(1,889)
Income tax provision	(47,599)	(5,857)
Stock compensation	1,284	831
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	1,047	(1,199)
Decrease in prepaid expenses and other assets	328	1,975
Decrease in inventories	2,074	299
Decrease (increase) in value added tax recoverable, net	2,684	(1,716)
Decrease in reclamation liability	(27)	—
Decrease in accounts payable and accrued liabilities	(4,337)	(1,909)
Decrease in deferred leasehold payments	(116)	(71)
Net cash used in operating activities	$(23,435)	$(27,396)

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended September 30, 2013	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$500	$517	$866	$4,635	$3,232		$102
Corporate, Exploration & Other	—	—	217	2,586	3,083		1
	$500	$517	$1,083	$7,221	$6,315		$103

Nine Months Ended September 30, 2013
Velardeña Mine	$10,797	$17,534	$5,425	$7,900	$269,106	$36,607	$1,441
Corporate, Exploration & Other	—	—	755	10,208	8,769	30,474	30
	$10,797	$17,534	$6,180	$18,108	$277,875	$67,081	$1,471

Three Months Ended September 30, 2012
Velardeña Mine	$7,063	$8,573	$2,516	$767	$61,167		$5,115
Corporate, Exploration & Other	—	—	258	4,126	4,763		86
	$7,063	$8,573	$2,774	$4,893	$65,930		$5,201

Nine Months Ended September 30, 2012
Velardeña Mine	$18,384	$23,103	$5,631	$6,291	$71,086	$299,070	$7,218
Corporate, Exploration & Other	—	—	986	14,780	15,575	60,657	87
	$18,384	$23,103	$6,617	$21,071	$86,661	$359,727	$7,305

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

2013 Highlights

During the first six months of 2013 we focused our efforts primarily on production and operational improvements at our Velardeña Operations.  On June 19, 2013 we suspended operations at the Velardeña Operations in order to conserve the asset.  We are continuing to evaluate alternative operating plans for a restart of operations.  Our objective is to develop and implement an operating plan that at then current prices for silver and gold indicates a sustainable cash margin for operations.

During the nine months of 2013 we have continued efforts to actively solicit a partner to advance our El Quevar project and rationalize our exploration portfolio.  We have reduced general and administrative expenses throughout 2013, and expect that as a result 2014 expenses will be approximately 25% lower than 2012 expenses.  We also are reviewing acquisition opportunities, focusing on development or operating properties in North America or Mexico.

Velardeña Operations

•                  Payable production during the first six months of 2013 totaled approximately 396,000 silver equivalent ounces (equivalents calculated at 60:1 silver to gold) and included approximately 252,000 ounces of silver and 2,400 ounces of gold.  Payable silver equivalent production includes only silver and gold.  We also produced approximately 518,000 pounds of payable lead and 706,000 pounds of payable zinc during the first six months of 2013.

•                  On June 19, 2013 we suspended operations at our Velardeña Operations in Mexico.  Earlier in the year we projected that the Velardeña Operations would achieve operating cash neutrality during the third quarter 2013, assuming gold and silver prices of $1,600 per ounce and $30 per ounce, respectively. Our production increased approximately 25% on a silver equivalent daily basis in the first half of the year compared to the previous year but prices decreased significantly below the $1,600 and $30 per ounce levels, with decreased prices being the principle reason for the suspension of operations. We have placed the mine and processing plants on a care and maintenance program to enable a restart when operating plans and metals prices support a cash positive outlook for the operations. Approximately 420 positions at the Velardena Operations were eliminated at the beginning of July 2013, with an additional approximately 20 positions eliminated in October 2013 following the completion of certain suspension activities primarily related to the idling of plant and mobile equipment. The Company currently plans to retain a core group of approximately 40 employees to facilitate a restart of operations and to maintain and safeguard the longer term value of the asset.

•                  Since the shutdown, we have continued to develop and evaluate plans for a restart of Velardeña Operations, with the objective of developing and implementing an operating plan that at then current prices for silver and gold indicates a sustainable cash margin for operations.  We continue to work on a restart plan that could include  a long hole stoping mining method for ore extraction, which would require initial capital costs in the $4 million to $5 million range, exclusive of working capital, and a nine month new stope development period followed by a ramp-up in production.  Additionally, we are planning to review alternative high grade narrow vein mining methods to determine the most beneficial mining method for a potential restart.

•                  We have been mapping and sampling veins underground containing higher grade shoots to verify mine modeling in support of restart planning. Generally, results to date have shown higher grades but narrower widths in the mineralized portions of the veins than previously modeled.  Although we have not yet completed the analysis, management believes that the net result to date of this verification process has been to generally decrease the projected grades due to the dilution required to obtain workable mining widths utilizing the modified long hole stoping method.

•                  Work continued during the third quarter on treatment options to improve gold recoveries from gold-bearing pyrites ore.  Testing to date for an autoclave process and roasting technologies has demonstrated significant improvement in recoveries but both of these processes require a larger scale mining project than data currently suggests is feasible.  Other enhanced recovery technologies, including fine grinding and leaching, ferric chloride oxidation and leaching and other oxidation processes, have not demonstrated an economic benefit in lab testing thus far.

•                  We also are actively searching for oxide feed from outside sources, which could enable us to restart the Velardena oxide plant ahead of and possibly during implementation of an economic restart operating plan.

•                  During May 2013, we completed the San Mateo ramp at the Velardeña Operations, which provides access to the productive Santa Juana mining area. The completed ramp, which provides more efficient and less costly haulage capacity from the mine, should be helpful to the restart economic analysis. During the suspension period, we are using the ramp to access mining areas to develop and evaluate restart mining plans.

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

Exploration Portfolio

•                  Recently we acquired the 233 hectare Los Azules property in Chihuahua, Mexico under a purchase agreement with Minera Socavato, a private Mexico mining company.  The purchase agreement requires a series of option payments over a four year period totaling $2 million, with $0.1 million required during the first year. We are continuing to rehabilitate an underground access tunnel as required for our planned underground drilling program.  Although progress on the underground rehabilitation has been slower than expected, we plan to commence in the fourth quarter 2013 a drilling program of approximately 2000 meters to test the down dip continuation of the previously mined veins.  Past production at Los Azules was estimated at 500,000 tonnes of 11 grams per tonne gold and 35 grams per tonne silverby Servicio Geologico Mexicano (p. 411 of Monografia Geologico-Minero del Estado de Chihuahua, 2007).

•                  We have made significant progress with our ongoing strategy to rationalize our portfolio of exploration properties, realizing in 2012 and the first quarter 2013 exploration property sales totaling approximately $9.0 million including approximately $3.5 million for most of our exploration properties in Peru. We also have closed our office in Peru, relinquished properties no longer of interest, and have reduced our portfolio of about 80 properties containing about 730,000 hectares to about 40 properties containing about 320,000 hectares. Since 2011, we have reduced ongoing annual expenditures for the exploration program by approximately 75 percent.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month and nine month periods ended September 30, 2013 to the results from operations for the three month and nine month periods ended September 30, 2012.

Three Months Ended September 30, 2013

Revenue from the sale of metals.  We recorded $0.5 million and $7.1 million of revenue for the three months ended September 30, 2013 and 2012, respectively.  The decrease in revenue from the sale of metals during the 2013 period as compared to the 2012 period is the result of the suspension of operations at our Velardeña Operations effective June 19, 2013.  All third quarter 2013 revenue is from the sale of inventories on hand at the time of the suspension of operations. All revenue for all periods is from the sale of products produced at our Velardeña Operations in Mexico.

Costs of metals sold. We recorded $0.5 million and $8.6 million of costs of metals sold for the three months ended September 30, 2013 and 2012, respectively.  Included in costs of metals sold for the three month period ended September 30, 2012 was a $1.2 million write down of finished goods inventory to its estimated net realizable value.  All of the third quarter 2013 cost of metals sold is related to the sale of inventories on hand at the time of the suspension of operations and sold during the third quarter 2013.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $1.0 million for the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012.  The decrease in exploration expenses during the third quarter 2013 as compared to the third quarter 2012 is primarily the result of reduced property holding, administrative and direct exploration costs resulting from the rationalization of our exploration portfolio in 2012 and 2013.  Third quarter 2013 expenses were primarily related to property holding costs and exploration office expense while third quarter 2012 exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru.

Velardeña project expense.  During the three months ended September 30, 2013 we incurred $0.1 million of project expenses related to our Velardeña Operations in Mexico as compared to $0.8 million for the three months ended September 30, 2012. The costs for the third quarter 2013 were primarily related to metallurgical consulting work in connection with the development of restart alternatives. The costs for the third quarter 2012 were primarily related to development of the San Mateo drift, other mine development, and engineering work.  In addition to amounts expensed during the three months ended September 30, 2012, we incurred capital expenditures of approximately $2.2 million for plant construction, mining and other equipment.

Velardeña shutdown and care and maintenance costs.  During the quarter ended September 30, 2013 we recorded $2.2 million of expense related to shutdown and care and maintenance costs at our Velardeña Operations as the result of the suspension of operations at Velardeña effective June 19, 2013.  We had no such charges during the quarter ended September 30, 2012.

El Quevar project expense. During the three months ended September 30, 2013 and 2012 we incurred $0.5 million and $1.0 million, respectively. The 2013 costs were primarily related to holding and maintenance costs while the 2012 costs were primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2013 is primarily the result of placing the El Quevar project in a holding and maintenance state during 2013 while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $1.1 million for the three months ended September 30, 2013 compared to $1.9 million for the three months ended September 30, 2012.  The reduction in administrative expenses for 2013 as compared to 2012 is primarily the result of a reduction in salaries and benefits at the corporate headquarters.

Other Operating Income & Expense, Net.  During the three months ended September 30, 2013, we recorded a nominal operating loss related to the adjustment of a lease payment received for an exploration property in Mexico. During the three months ended September 30, 2012 we recorded $0.3 million of net other operating income primarily related to the gain on the sale of assets.

Stock based compensation.  During each of the three months ended September 30, 2013 and 2012 we recorded approximately $0.3 million of stock based compensation expense.

Reclamation Expense. During each of the three months ended September 30, 2012 and 2013 we incurred less than $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Operations.

Goodwill Impairment. We assess the recoverability of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. During the third quarter 2012 we determined that as the result of decreased metals prices and certain changes in assumptions related to the long term operating plan for the Velardeña Operations, the goodwill carrying value was impaired.  At September 30, 2012 we recorded a goodwill impairment of $57.2 million, reducing goodwill carrying value from $70.2 million to $12.9 million. No impairment charges were recorded during the third quarter 2013.

Interest and Other Income, net.  We recorded approximately $0.2 million of interest and other income during the three months ended September 30, 2013 primarily related to the reduction of a loss contingency liability.  During the three months ended September 30, 2012 we recorded approximately $0.2 million of interest and other income primarily related to a reduction of a loss contingency liability.

Royalty Income.  The Company sold its net smelter return royalty on Excellon’s Platosa mine in Mexico to Excellon during the second quarter 2012.  During the three months ended September 30, 2012 we recorded a nominal amount of residual royalty income.  We had no royalty income during the three months ended September 30, 2013.

Gain/Loss on Foreign Currency.  During the three months ended September 30, 2013 we recorded a $0.1 million foreign currency loss compared to a $0.4 million foreign currency gain for the same period in 2012. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  We recorded an income tax benefit for the three months ended September 30, 2013 of approximately $0.1 million related to the reduction in a withholding tax contingency.  In comparison, an income tax benefit of $2.6 million was recorded for the three months ended September 30, 2012 relating primarily to Mexico net operating losses.

Nine Months Ended September 30, 2013

Revenue from the sale of metals.  We recorded $10.8 million and $18.4 million of revenue for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in revenue from the sale of metals during the 2013 period as compared to the 2012 period is primarily the result of the suspension of operations at our Velardeña Operations effective June 19, 2013.  All revenue for both periods is from the sale of products produced at our Velardeña Operations in Mexico.

Costs of metals sold. We recorded $17.5 million and $23.1 million of costs of metals sold for the nine months ended September 30, 2013 and 2012, respectively.  Included in costs of metals sold for the nine months ended September 30, 2012 was a $2.1 million write down of finished goods inventory to its estimated net realizable value.  Included in the 2013 cost of metals sold is a $0.6 million charge related to workforce reduction severance costs incurred during the first quarter of 2013.  The decrease in costs of metals sold during the 2013 period as compared to the 2012 period is primarily the result of the suspension of operations at our Velardeña Operations effective June 19, 2013.

Exploration. Our exploration expenses, including property holding costs and costs incurred by our local exploration offices, were $3.8 million for the nine months ended September 30, 2013, as compared to $5.4 million for the nine months ended September 30, 2012.  The 2013 expenses were primarily related to property holding costs and exploration office expense while the 2012 exploration expenses were incurred primarily on drilling programs, concession payments, and other exploration activities in Mexico, Argentina, and Peru. The decrease in exploration expenses during the first nine months of 2013 as compared to the first nine months of 2012 is primarily the result of reduced property holding, administrative and direct exploration costs resulting from rationalization of our exploration portfolio in 2012 and 2013.

Velardeña project expense.  During the nine months ended September 30, 2013 we incurred $3.0 million of project expenses related to our Velardeña Operations in Mexico as compared to $6.3 million for the nine months ended September 30, 2012. The costs for both periods were primarily related to development of the San Mateo ramp, other mine development, and engineering work.  The San Mateo ramp was completed during May 2013. In addition to amounts expensed during the nine months ended September 30, 2013 and 2012, we incurred capital expenditures of approximately $1.6 million and $7.4 million, respectively for plant construction, mining and other equipment.

Velardeña shutdown and care and maintenance costs.  During the nine months ended September 30, 2013 we recorded a $4.5 million expense related to the severance of 440 positions and other shutdown and care and maintenance costs at our Velardeña Operations as the result of the suspension of operations at Velardeña effective June 19, 2013.  We had no such charges during the nine months ended September 30, 2012.

El Quevar project expense. During the nine months ended September 30, 2013 and 2012 we incurred $2.2 million and $3.6 million, respectively. The 2013 costs were primarily related to holding and maintenance costs while the 2012 costs were primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2013 is primarily the result of placing the El Quevar project in a holding and maintenance state during 2013 while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $4.6 million for the nine months ended September 30, 2013 compared to $5.8 million for the nine months ended September 30, 2012.  The reduction in administrative expenses for 2013 as compared to 2012 is primarily the result of a reduction in salaries and benefits at the corporate headquarters.

Other Operating Income & Expense, Net.  During the nine months ended September 30, 2013 we recorded $3.6 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Peru for $3.5 million, the receipt of an $0.3 million option payment for another Peruvian exploration property, and the receipt of approximately $0.3 million for the lease of a mineral property in Mexico, partly offset by the $0.5 million carrying value of the properties sold.  During the nine month period ended September 30, 2012 we recorded $0.5 million of net other operating income comprised of approximately $0.7 million of gains on asset sales partially offset by approximately $0.2 million of other operating expense arising from the payment of interest and penalties resulting from a value added tax audit in Mexico related to prior years.

Stock based compensation.  During the nine months ended September 30, 2013 we recorded $1.3 million of stock based compensation expense compared to $0.8 million of stock based compensation expense recorded during the nine months ended September 30, 2012. The increase in 2013 costs as compared to 2012 costs is primarily the result of a greater number of outstanding stock grants at September 30, 2013 as compared to September 30, 2012 including restricted stock grants made during the second quarter 2013 to certain officers of the Company in conjunction with a salary reduction approved by the Board.

Reclamation Expense. During the nine months ended September 30, 2013 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Operations.  During the nine months ended September 30, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Operations and actual reclamation expenses of $0.1 million incurred at the El Quevar project.  The 2012 reclamation expense was partially offset by an adjustment reducing accretion expense by approximately $0.1 million as the result of a revised closure plan completed for our Velardeña Operations during the second quarter of 2012.

Impairment of long lived assets and goodwill. We assess the recoverability of our property, plant and equipment and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The significant decrease in metals prices in the second quarter 2013 and the shutdown of operations at Velardeña at the end of the second quarter were events that required an assessment of the recoverability of the Velardeña Operations asset group and goodwill.  We completed an impairment analysis at June 30, 2013 and determined that both the long lived assets and the goodwill associated with the Velardeña Operations and the San Diego property were impaired.  As a result we recorded a $237.8 million impairment charge related to the long lived assets and an $11.2 million impairment charge related to goodwill.  During the third quarter 2012 we determined that as the result of decreased metals prices and certain changes in assumptions related to the long term operating plan for the Velardeña Operations, the goodwill carrying value was impaired.  At September 30, 2012 we recorded a goodwill impairment of $57.2 million, reducing goodwill carrying value from $70.2 million to $12.9 million.

Interest and Other Income, net.  We recorded approximately $0.5 million of interest and other income during the first nine months of 2013 primarily related to the reduction of a loss contingency liability.  During the first nine months of 2012 we recorded approximately $2.3 million of interest and other income comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon and a $0.5 million reduction of a loss contingency liability.

Royalty Income.  During the first nine months of 2012 we recorded royalty income of approximately $0.4 million related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty.  We sold our net smelter return royalty on the Platosa mine to Excellon during the second quarter 2012. For the nine months ended September 30, 2013 we had no royalty income.

Gain/Loss on Foreign Currency.  During the nine months ended September 30, 2013 we recorded a $0.5 million foreign currency loss compared to $0.8 million foreign currency gain for the same period in 2012, primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  We recorded an income tax benefit for the nine months ended September 30, 2013 of $47.6 million related primarily to the impairment of long lived assets of the Velardeña Operations and Mexico net operating losses.  In comparison, an income tax benefit of $5.6 million was recorded for the nine months ended September 30, 2012 relating primarily to Mexico net operating losses.

Liquidity, Capital Resources and Going Concern

At September 30, 2013 our cash balance was $23.8 million and, based on the assumptions described below, we expect to have a cash balance of approximately $18.0 million at December 31, 2013.  During the first quarter of 2013 we completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. We received other proceeds of $0.5 million related to joint venture option payments on other Mexican and Peruvian exploration properties.  With the cash balance at September 30, 2013 the Company expects to have sufficient funding to continue its long-term business strategy over the next 12 months.

Our cash and short-term investment balance at September 30, 2013 of $23.8 million is $20.8 million lower than the $44.6 million in similar assets held at December 31, 2012 due primarily to $6.7 million in operating losses at the Velardeña Operations; $4.9 million in Velardeña Operations capital and development expenditures; $4.6 million in suspension related activities at the Velardeña Operations, including care and maintenance costs; $3.4 million in exploration expenditures; $4.6 million on general and administrative activities; and $2.2 million on the El Quevar project; offset by  net proceeds of $4.0 million from the sale of non strategic exploration property interests and a decrease in working capital of $1.6 million primarily related to a reduction in inventories and receivables at the Velardeña Operations.

On June 19, 2013 we suspended operations at our Velardeña Operations in order to conserve the asset until we are able to develop operating plans that, at then current prices for silver and gold, indicate a sustainable cash margin for operations  (See Note 1).  We incurred a total of approximately $4.5 million on costs related to the suspension during the second and third quarters of 2013, including costs for severance, the idling of plant and equipment, and ongoing care and maintenance.  We expect to incur an additional $1.5 million on care and maintenance and other suspension related activities during the fourth quarter of 2013.  If the Velardeña Operations remain suspended after 2013, we expect that continuing care and maintenance costs will be approximately $0.5 million per quarter.

With the cash balance at September 30, 2013 of $23.8 million we plan to spend the following additional amounts during the remainder of 2013.  These amounts do not include costs related to a potential restart of the Velardena Operations.

•                  Approximately $1.5 million on remaining suspension costs and care and maintenance activities at the Velardeña Operations, primarily related to labor and contractor costs;

•                  Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing  project evaluation costs;

•                  Approximately $1.0 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, as the Company continues strategies to monetize portions of the portfolio; and

•                  Approximately $1.5 million on general and administrative costs and an additional $1.0 million primarily related to the pre-payment of insurance premiums and a further reduction of accrued liabilities relating to suspension activities at the Velardeña Operations.

The actual amount that we spend through year-end 2013 and the projected year-end cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including the timing and costs associated with a potential restart of the Velardeña Operations, the results of continued project assessment work at other exploration properties, and whether we are able to monetize additional portions of our exploration portfolio.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 will be effective for us in the first quarter of 2014. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Anticipated one time shutdown costs and continuing care and maintenance costs at the Velardeña Operations;

•                  Planned  work on restart mining plans and  treatment options for gold-bearing pyrites produced at the Velardeña Operations;

•                  Planned evaluation, exploration, spending and advancement activities at the El Quevar project;

•                  Planned spending on exploration activities at other properties and our continuing planned effort to monetize our exploration portfolio of properties;

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

•                       Potential inability to develop a restart plan for the Velardeña Operations that at then current silver and gold prices would indicate a sustainable cash positive margin for operations;

•                       Risk related to the potential restart of our Velardeña Operations in Mexico, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to produce minerals from the mines successfully or profitably at current lower silver and gold prices, operating or processing problems, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue our operations or expansion plans at the mines, accidents and other unanticipated events and our ability to raise the necessary capital if required to finance possible advancement or expansion of the mining operations;

•                       Risks related to the El Quevar project in Argentina, including our ability to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project, and results of our evaluation and future exploration;

•                       The feasibility and economic viability of restart at the Velardeña Operations;

•                       The Company’s ability to retain key management and mining personnel necessary to develop Velardeña Operations restart plans and to successfully operate and grow our business;

•                       The results of future exploration and of our continuing efforts to monetize our exploration portfolio properties;

•                       Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals which may be found on our development and exploration properties;

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the third quarter 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)        Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are related to the June 2013 shut-down of our Velardeña Operations and update or are in addition to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on these risks and uncertainties, there can be no assurance that we will be able to restart our Velardeña Operations in the future.

We expect to incur operating losses and operating cash flow deficits through 2013 and our profitability in the foreseeable future would depend on our ability to restart our Velardeña mining operations on a profitable basis.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as we are able to restart our Velardeña Operations in Central Mexico, and until our Velardeña Operations, the El Quevar project in Argentina, or another of our exploration properties generates sufficient revenue to fund our continuing operations. As of December 31, 2012 and September 30, 2013, we had approximately $44.6 million and $23.8 million, respectively, in cash and cash equivalents and short terms investments. By placing the Velardeña mine and processing plants on a care and maintenance program to enable a restart in the future when operating plans and metals prices support a cash positive outlook for the property, we incurred a total of approximately $4.5 million on costs related to the suspension during the second and third quarters of 2013, including costs for severance, the idling of plant and equipment, and ongoing care and maintenance.  We expect to incur an additional $1.5 million on care and maintenance and other suspension related activities during the fourth quarter of 2013, with an anticipated cash balance of approximately $18.0 million at year-end 2013.  If the Velardeña Operations remain suspended after 2013, we expect that continuing care and maintenance costs will be approximately $0.5 million per quarter.  We also recorded in the second quarter 2013 an impairment of the Velardeña Operations asset group and related goodwill of $240.6 million. In the absence of additional funding, we expect that our current cash and investment balance would be depleted in the first quarter 2015. These expectations are subject to a number of assumptions. For example, the actual costs related to placing the Velardeña mine and processing plants on a care and maintenance program may exceed current estimates  or include unanticipated costs such as potential sabotage or damage to the assets related to the suspension of operations or costs related to strike or other labor problems. Additionally, the amounts and timing of expenditures will depend on the progress of our efforts to advance our El Quevar project and continue exploration at these and other properties, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, prices of metals, costs of materials and supplies, the execution of any joint venture agreements with strategic partners, if any, and our potential future acquisition of additional properties, in addition to other factors, many of which are and will be beyond our control. If our expectations for 2013 and subsequent years prove to be incorrect, and if we are unable to obtain additional funding, we would face substantial operating cash losses and be required to significantly change our operating plans. Further, with the Velardeña Operations on a care and maintenance program, we have no production and therefore no revenues, and developing a profitable mine and operating plan may not occur or may take longer and depend on a number of factors including future metals prices. Based on the current economic conditions, specifically with respect to metals prices, we cannot be certain we will be able to restart the Velardeña Operations in the future, and therefore generate revenues, achieve profitability, be able to eliminate operating cash flow deficits, or cease to require additional funding.

In addition to the proceeds we received from our financing activities during September 2012, if and when we are able to restart our Velardeña Operations, we would require additional external funding if we decided to complete a significant expansion of the Velardeña Operations.

In addition to the proceeds we received from our financing activities during September 2012, if and when we are able to restart our Velardeña Operations, we would require substantial funds from external sources in order to complete a significant expansion of the Velardeña Operations if we decided to do so. During the Velardeña Operations suspension period, we plan to continue work on treatment options for gold-bearing pyrites produced at the mine, including autoclave, bioleach and roasting technologies to improve gold recoveries and support a potential expansion of the Velardeña Operations. In addition to these technologies, an expansion could include sulfide plant ball mill upgrades and additional flotation and filtration capacity. We have not yet determined appropriate processing technologies which, together with planned underground drilling, should assist us in evaluating future expansion options. We do not have a credit, off-take or other commercial financing arrangements in place that would finance the completion of and expansion of the Velardeña Operations and we believe that securing credit for these projects may be difficult given our limited history and the continuing volatility in global credit markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our operating flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration portfolio assets at an acceptable price. We cannot assure you that we will be able to obtain external financing for future expansion of the Velardeña Operations on favorable terms or at all.

If we recommence operations at Velardeña, we are likely to enter into a collective bargaining agreement with a union and we will remain subject to Mexican labor and employment regulations, which may adversely affect our operations and financial condition.

Prior to the suspension of our Velardeña Operations, our employees in Mexico were represented by a union and our relationship with our employees was governed by collective bargaining agreements. If we are able to recommence mining at our Velardeña Operations, we expect that initially our operations will not be subject to collective bargaining agreements.  However, we have agreed with the union that at an appropriate point following the recommencement of mining operations, which may be when we are achieving on a sustainable basis target production levels under a new mine and operating plan, we will negotiate a new collective bargaining agreement with the union. Any collective bargaining agreement that we enter into with the union may restrict our operating flexibility in and impose additional costs on our operations. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our operations and financial condition.

Our ability to restart our Velardeña Operations and potentially obtain long-term cash flow and profitability at our Velardeña Operations or other properties in the future will be affected by changes in prices of silver, gold and other metals.

Our ability to restart our Velardeña Operations, to establish reserves and develop our exploration properties, and to become profitable in the future, as well as our long-term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

The recent declines in gold and silver prices have had a significant impact on our operations and a continued decline could negatively affect our plans to restart the Velardeña Operations. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our plans to restart our Velardeña Operations, or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build our business.

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

GOLDEN MINERALS COMPANY

Date:	November 7, 2013	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	November 7, 2013	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer