Form 10-K
period 2013-12-31
Golden Minerals Co
filed 2014-02-28
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $46.2 million, based on the closing price of the registrant’s common stock of $1.36 per share on the NYSE MKT on June 30, 2013. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2013 included all directors and officers and one shareholder that held approximately 19.4% of its outstanding common stock. The number of shares of common stock outstanding on February 25, 2014 was 43,530,833.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans, expectations and assumptions concerning the Velardeña Properties (as defined below), the El Quevar project and certain properties in our exploration portfolio, the timing and budget for a potential restart of mining and processing at the Velardeña Properties and other costs related to our El Quevar project and our exploration properties, our expected cash needs, and statements concerning our financial condition, business strategies and business and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, including the potential restart of mining and processing at the Velardeña Properties and planned exploration activities, and contain projections of 2014 expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•                                          Higher than anticipated holding and care and maintenance costs related to the suspension of mining and processing at the Velardeña Properties in Mexico;

•                                          Potential inability to develop a restart plan for the Velardeña Properties that at then current silver and gold prices would indicate a sustainable cash positive margin, and the feasibility and economic viability of restart at the Velardeña Properties;

•                                          Risks related to our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to extract and sell minerals from the mines successfully or profitably at current, lower silver and gold prices, mining or processing problems, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing at the Velardeña Properties, accidents and other unanticipated events and our ability to raise the necessary capital required to finance a potential restart of mining and processing at the Velardeña Properties;

•                                          Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project;

•                                          Our ability to retain key management and mining personnel necessary to create a restart plan for our Velardeña Properties and to successfully run and grow our business;

•                                          Results of future exploration at our exploration properties;

•                                          Economic and political events affecting the market prices for silver, gold, zinc, lead and other minerals which may be found on our exploration properties;

•                                          Political and economic instability in Mexico and Argentina and other countries in which we may conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                                          The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the Velardeña Properties or any part of the Yaxtché deposit at the El Quevar project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

GLOSSARY OF SELECTED MINING TERMS

“Assay” means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

“Autoclave” means cylindrical vessel used to subject materials to high pressure and temperature; used at mines using hydrometallurgy mineral processing techniques for refractory materials.

“Base Metal” means a classification of metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.). This nonspecific term generally refers to the high-volume, low-value metals copper, lead, tin, and zinc.

“Breccia” means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

“Calcareous Clastic” means sedimentary rock composed of siliciclastic particles usually of conglomerate, sand, or silt-size and cemented by calcium carbonate in the form of calcite.

“Claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“Concentrates” means the clean product of ore or metal separated from its containing rock or earth by froth flotation or other methods of mineral separation.

“Concession” means a grant or lease of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

“Core Drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“Deposit” means an informal term for an accumulation of mineral ores.

“Development Stage” means a project with an established resource, not in production, engaged in the process of additional studies preparing for completion of feasibility study or for commercial extraction.

“Diorite” means a grey to dark grey intermediate intrusive igneous rock composed principally of plagioclase feldspar (typically andesine), biotite, hornblende, and/or pyroxene.

“Doré” means gold and silver bullion that remains in a cupelling furnace after the lead has been oxidized and skimmed off.

“Epithermal Calcite-Quartz” means deposits, typically occurring in veins, of calcite-quartz from hydrothermal fluids at shallow depths under conditions in the lower ranges of temperature and pressure.

“Euhedral” means a well-developed degree of which mineral grains show external crystal faces (fully crystal-faced).

“Exploration Stage” means a project that is not yet in either the development or production stage.

“Feasibility Study” means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

“Felsic” means igneous rocks that are relatively rich in elements that form feldspar and quartz.

“Flotation” means the separating of finely crushed minerals from one another by causing some to float in a froth and others to remain in suspension in the pulp. Oils and various chemicals are used to activate, make floatable, or depress the minerals.

“Formation” means a distinct layer of sedimentary rock of similar composition.

“Fracture System” means a set or group of contemporaneous fractures related by stress.

“Grade” means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tonnes which contain 2,204.6 pounds or 1,000 kilograms.

“Hypabyssal rock” means an intrusive igneous rock that originates at medium to shallow depths within the crust, and has intermediate grain size and often porphyritic texture between that of volcanic and plutonic rocks.

“Inferred Resource” means the part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

“Laramide Orogeny” means a period of mountain building in western North America, which started in the Late Cretaceous age, 70 to 80 million years ago, and ended 35 to 55 million years ago.

“Mineralization” means the concentration of metals within a body of rock.

“Mineralized Material” means a mineralized body that has been defined by appropriate drilling and/or underground sampling to establish continuity and support an estimate of tonnage and an average grade of the selected metals.

“Mining” means the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves or mineral deposits are expanded during the life of the mine activities as the exploration potential of the deposit is realized.

“Monzodiorite” means coarse-grained igneous rock consisting of essential plagioclase feldspar, orthoclase feldspar, hornblende and biotite, with or without pyroxene, with plagioclase being the dominant feldspar making up 6% to 90% of the total feldspar and varying from oligoclase to andesine in composition. The presence of the orthoclase feldspar distinguishes this rock from a diorite.

“National Instrument 43-101” or “43-101” means the standards of disclosure for mineral projects prescribed by the Canadian Securities Administrations.

“Net Smelter Return Royalty” means a defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of transportation, insurance, and processing costs.

“Open Pit” means a mine working or excavation open to the surface.

“Ore” means material containing minerals that can be economically extracted.

“Outcrop” means that part of a geologic formation or structure that appears at the surface of the earth.

“Oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen).

“Precious Metal” means any of several relatively scarce and valuable metals, such as gold, silver, and the platinum-group metals.

“Probable Reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

“Production Stage” means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product.

“Proven Reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

“Reclamation” means the process of returning land to another use after mining is completed.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“Reserves” means that part of a mineral deposit that could be economically and legally extracted or produced at the time of reserve determination.

“Sampling” means selecting a fractional part of a mineral deposit for analysis.

“Sediment” means solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water, or ice, or that accumulates by other natural agents, such as chemical precipitation from solution or secretion by organisms, and that forms in layers on the earth’s surface at ordinary temperatures in a loose, unconsolidated form.

“Sedimentary” means formed by the deposition of sediment.

“Silver Equivalent” means silver and gold only, with gold converted to silver equivalents at a 60 to 1 ratio.

“Stock” means discordant igneous intrusion having a surface exposure of less than 40 square miles.

“Sulfide” means a compound of sulfur and some other element.

“Tailings Pond” means a low-lying depression used to confine tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

“Tertiary” means the first period of the Cenozoic Era (after the Cretaceous of the Mesozoic Era and before the Quaternary) thought to have covered the span of time between 2 to 3 million years ago and 65 million years ago.

“Vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“Waste” means rock lacking sufficient grade and/or other characteristics of ore.

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company, and we own the Velardeña and Chicago precious metals mining properties (the “Velardeña Properties”) in the State of Durango, Mexico, the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico and Argentina. The Velardeña Properties and the El Quevar advanced exploration property are our only material properties. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development, and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

We are primarily focused on efforts to create a new mining and processing plan for our Velardeña Properties and the continued advancement of the El Quevar project. We also are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico. We also plan to continue our exploration efforts on selected properties in our portfolio of approximately 30 exploration properties located primarily in Mexico and Argentina.

Effective June 19, 2013, we suspended mining and processing at our Velardeña Properties in order to conserve the asset until we are able to create new mining and processing plans that, at then current prices for silver and gold, indicate a sustainable cash margin. Earlier in 2013, we projected that mining at the Velardeña Properties would achieve cash neutrality during the third quarter 2013, assuming gold and silver prices of $1,600 per ounce and $30 per ounce, respectively. During the second quarter 2013, metals prices decreased significantly below those levels, which was the principal reason we suspended our mining and processing activities. We placed the mines and processing plants on a care and maintenance program to enable a restart when mining and processing plans and metals prices support a cash positive outlook for the properties.

During 2013 we continued efforts to actively solicit a partner to advance our El Quevar project and rationalize our exploration portfolio. We reduced general and administrative expenses in 2013 by 21% over 2012 expenses. We expect this reduced level of spending to continue in 2014.

No Proven or Probable Reserves/Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at our Velardeña Properties or any of our other properties. In Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

Prior to suspending mining and processing at the Velardeña Properties in June 2013, we had revenues from the sale of gold, silver, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable reserves. As of December 31, 2013, none of our mineralized material met the definition of proven or probable reserves. We expect to remain as an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet the guidelines under SEC Industry Guide 7.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and we are the successor to Apex Silver Mines Limited (“Apex Silver”) for purposes of reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. On September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”) and now own the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described under “—Velardeña Properties”. Since the business combination with ECU, we have focused primarily on the further advancement and improvement of the Velardeña Properties.

Corporate Structure

Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. Following our September 2, 2011 business combination, ECU became a wholly-owned subsidiary of Golden Minerals, and three of ECU’s wholly-owned Mexican subsidiaries hold the assets and rights associated with the Velardeña Properties. We have a number of other wholly-owned subsidiaries organized throughout the world, including in Mexico, Central America, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company, focusing on efforts to create new mining and processing plans for the Velardeña Properties and continued advancement of the El Quevar project. We also are focused on strategic opportunities, primarily on development or operating properties in North America, including Mexico.

Velardeña Properties.  During the first six months of 2013, we sold approximately 252,000 ounces of silver and approximately 2,350 ounces of gold. Since the shutdown of mining and processing at the Velardeña Properties in June 2013, we have continued to focus on evaluating plans for a restart of the Velardeña Properties, with the objective of implementing a plan that at then current prices for silver and gold indicates a sustainable cash margin. We also are searching for third party sources of oxide feed for the oxide plant.

El Quevar Project.  In early 2013, we completed a 2,400 meter, 16 hole drilling program at the Quevar North and South areas at El Quevar. Results may represent a significant extension of the previously defined Yaxtché deposit and a mineralized zone at Quevar North similar in structural control to the Yaxtché zone. In order to advance El Quevar, we are actively soliciting a partner to move the project forward with additional drilling in these areas, drilling in other potential areas and evaluations.

Exploration Portfolio.  During 2014, we plan to focus our exploration efforts on projects in northern Mexico, and we expect our expenditures for the exploration program to be approximately $3.5 million. During 2013 we completed rationalization of our portfolio of exploration properties. We realized in 2012 and 2013 exploration property sales totaling approximately $9.0 million, relinquished properties no longer of interest and closed or consolidated our explorations offices. We reduced our portfolio of about 80 properties containing about 730,000 hectares to about 30 properties containing about 150,000 hectares. Since 2011 we have reduced ongoing annual expenditures for the exploration program by approximately 75 percent.

Experienced Management Team.  We are led by a team of mining professionals with approximately 125 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including, among others, Cyprus Amax Minerals Company, Phelps Dodge Corporation, Barrick Gold Exploration and Noranda Exploration. Our executive team has a proven ability to manage large projects in challenging environments.

Velardeña Properties

Location, Access and Facilities

The Velardeña Properties are comprised of two underground mines and two processing plants within the Velardeña mining district, which is located in the municipality of Cuencamé, in the northeast quadrant of the State of Durango, Mexico, approximately 65 kilometers southwest of the city of Torreón, Coahuila and approximately 140 kilometers northeast of the city of Durango, which is the capital of the State of Durango. The mines are reached by a seven kilometer road from the village of Velardeña which is reached by highway from Torreón and Durango. The Velardeña mining district is situated in a hot, semi-arid region.

Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes three different major vein systems including the Santa Juana, San Juanes and San Mateo systems. During the first half of 2013, we were mining the Santa Juana vein system, which has been the focus of mining efforts at Velardeña since 1995, as well as the San Juanes, Terneras and San Mateo vein systems. During May 2013, we completed the San Mateo ramp, which provides improved access to the Santa Juana mining area. The completed ramp, which provides more efficient and less costly haulage capacity from the mine, should be helpful to the restart economic analysis. We suspended mining and processing in June 2013. During the suspension period, we are using the San Mateo ramp to access mining areas for drilling access and to create and evaluate restart plans. The Chicago mine is located approximately two kilometers south of the Velardeña property. We mined less from the Chicago mine in 2013 than in 2012 due to changed blending requirements at the plant and for mine optimization.

We own a 300 tonne per day flotation sulfide mill situated near the town of Velardeña, which accounted for approximately 42% and 33% of our revenue from saleable metals during 2013 and 2012, respectively. The mill includes lead, zinc and pyrite flotation circuits in which we can process the sulfide ore to make lead, zinc and pyrite concentrates. Most of the silver is contained in the lead concentrate, and most of the gold is in the pyrite concentrate.

We also own a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine, which accounted for approximately 58% and 67% of our revenue from saleable metals during 2013 and 2012, respectively. The mill is used to process oxide and mixed sulfide/oxide material from the Velardeña Properties and during the first half of 2013, generated gold and silver bearing precipitates and lead concentrates that were sold to third party refineries. There is also a small refinery at the oxide plant capable of matching the throughput of the oxide plant up to about 300 tonnes per day, or slightly more than half the maximum capacity of the oxide plant, and capable of creating doré gold and silver bars. We did not make any doré in 2013.

Ore is trucked from the Velardeña and Chicago mines to the appropriate processing plant, and each plant has its own tailings ponds. In January 2012, we completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings for two years at 285 tonnes per day. For the oxide plant, we completed the first stage of a new tailings pond during May 2013. If mining activities resume, the first stage provides capacity to treat tailings for approximately one year at the processing rate of 500 tonnes per day.  We would expect to complete the second stage approximately six months after the resumption of mining activities, which would provide tailings treatment capacity for approximately an additional two years at 500 tonnes per day. Completion of the third stage would provide tailings treatment capacity for approximately an additional 14 years at the 500 tonnes per day processing rate. We began using the new pond at the oxide plant during the second quarter 2013. We are actively searching for oxide feed from outside sources, which could enable us to restart the oxide plant ahead of and possibly during implementation of an economic restart plan at the Velardeña Properties.

Power for all of the mines is provided through a substation connected to the national grid. Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties.

The following map shows the location of the Velardeña Properties.

Property History

Exploration and mining in the Velardeña district extends back to at least the late 1500s or early 1600s, with large scale mining beginning in 1888 with the Velardeña Mining and Smelter Company. In 1902, the mining properties were acquired by ASARCO, who mined the property until 1926 when the mines were closed. For the next 35 years, the mines were operated from time to time by small companies and local miners. The property was nationalized in 1961, and in 1968 the sulfide processing plant was built by the Mexican government. In 1994, William Resources acquired the concessions comprising the Velardeña Properties. In 1997, ECU Gold (the predecessor to ECU Silver Mining Inc.) purchased from William Resources the subsidiaries that owned the concessions. ECU built the oxide processing plant in 1998.

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiaries Minera William S.A. de C.V. and BLM Minera Mexicana S.A. de C.V. At present, a total of 29 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 675 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2013, we made such payments totaling approximately $9,000 and expect to pay approximately $11,800 in 2014.

The Velardeña Properties are subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining and exploration activities. We currently have contracts with two ejidos to secure surface rights for our Velardeña Properties with a total annual cost of approximately $40,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021.  The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. In 2012 we entered into an agreement with the Vista Hermosa ejido to purchase the surface rights to the 144 hectares area that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions. We paid the purchase price, filed the necessary documentation with the National Agrarian Registry (RAN), and are awaiting final approval.

The following Velardeña Properties exploitation concessions are identified below by name and number in the Federal government Public Registry of Mining.

Mine/Area	Name of Exploitation Concession	Concession Number
Velardeña	AMPL. DEL ÁGUILA MEXICANA	85580
	ÁGUILA MEXICANA	168290
	LA CUBANA	168291
	TORNASOL	168292
	SAN MATEO NUEVO	171981
	SAN MATEO	171982
	RECUERDO	171983
	SAN LUIS	171984
	LA NUEVA ESPERANZA	171985
	LA PEQUEÑA	171988
	BUEN RETIRO	172014
	UNIFICACIÓN SAN JUAN EVANGELISTA	172737
	UNIFICACIÓN VIBORILLAS	185900
	BUENAVENTURA No. 3	188507
	EL PÁJARO AZÚL	188508
	BUENAVENTURA 2	191305
	BUENAVENTURA	192126
	LOS DOS AMIGOS	193481
	VIBORILLAS NO. 2	211544
	KELLY	218681

Chicago	SANTA TERESA	171326
	SAN JUAN	171332
	LOS MUERTOS	171986
	EL GAMBUSINO	171987
	AMPLIACIÓN SAN JUAN	183883
	MUÑEQUITA	196313
	SAN AGUSTÍN	210764
	EL PISTACHÓN	220407
	LA CRUZ	189474

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

A series of younger Tertiary stocks have intruded the older Cretaceous limestone over a distance of approximately 15 kilometers along a northeast to southwest trend. The various mineral deposits of the Velardeña mining district occur along the northeast southwest axis and are spatially associated with the intrusions and their related alteration.

An important northwest southeast fracture system is associated with these intrusions and, in many cases, acts as the main focus of mineralization. The Velardeña Properties are underlain by a thick sequence of limestone that corresponds to rocks of the Aurora and Cuesta del Cura formations of Lower Cretaceous age.

Several types of Tertiary intrusive rocks are present in the Velardeña district. The largest of these rocks outcrops on the western flank of the Sierra San Lorenzo and underlies a portion of the Velardeña Properties. It is referred to as the Terneras pluton and forms a northeast oriented, slightly elongated body, considered to represent a diorite or monzodiorite that outcrops over a distance of about 2.5 kilometers. The adjacent limestone has been altered by contact metamorphism (exoskarn), and locally the intrusive has been metamorphosed (endoskarn).

The following is a description of the individual geological characteristics and mineralization found on each of the properties comprising the Velardeña Properties.

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

In the Santa Juana deposit, two main sets of vein trends are observed. The most significant is a steeply northeast dipping, northwest trending set that has acted as the main conduit for the mineralizing fluids in the Santa Juana deposit. This direction includes both linear and curved northwest vein sets.

The Terneras, San Juanes and San Mateo veins all strike east-west and dip steeply north. The most extensive of these is the Terneras vein, which was mined in the past over a strike length of 1,100 meters. All of these veins are observed to have extensive strike lengths and vertical continuity for hundreds of meters. The mineralogy of the east west system is somewhat different in that it contains less arsenic than the northwest Santa Juana veins.

Mineralization in the deposits located at the Velardeña mines belongs primarily to epithermal calcite quartz veins with associated lead, zinc, silver, gold and copper mineralization, typical of the polymetallic vein deposits of northern Mexico. The veins are usually thin, normally in the 0.2 meter to 0.5 meter range, but consistent along strike and down dip. Coxcomb and rhythmically banded textures are common.

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

2012 Technical Report

During the second quarter 2012, the engineering firm of Chlumsky, Armbrust and Meyer (“CAM”) completed an estimate of mineralized material at the Velardeña Properties, set forth in the following table:

Mineralized Material	Tonnes (in thousands)	Gold (Au) Grade (Grams per tonne)	Contained Gold (Au) oz.	Silver (Ag) Grade (Grams per tonne)	Contained Silver (Ag) oz. (in thousands)	Lead (Pb) Grade %	Contained Lead (Pb) lbs. (in thousands)	Zinc (Zn) Grade %	Contained (Zinc) Zn lbs. (in thousands)
Mineralized Material at January 1, 2012
Velardeña Mine
Oxide and mixed	741	3.67	87,405	189	4,502	1.15	18,802	1.03	16,751
Sulfide	1,368	3.48	153,218	203	8,935	0.94	28,379	1.18	35,450
Chicago Mine
Oxide and mixed	106	3.01	10,242	142	484	2.85	6,660	2.43	5,667
Sulfide	118	2.31	8,765	187	710	2.98	7,752	2.83	7,362
Total Mineralized Material at January 1, 2012	2,333	3.46	259,629	195	14,631	1.20	61,594	1.27	65,229

Note: Results may not tie precisely due to rounding. Additionally, gold ounces are rounded to the nearest ounce and tonnes, silver ounces, zinc pounds and leads pounds are rounded to the nearest thousand. The variance in rounding different commodities and units is for convenience and does not reflect any differences in the level of accuracey of the calculated mineralized material estimate.

The CAM resource estimate assumed a gold price of $1,255.12 per troy ounce, a silver price of $23.28 per troy ounce and a cutoff grade of a net smelter return (“NSR”) of $120.00 per tonne.

The following table shows the commodity prices and metallurgical recoveries used to determine the cutoff grade.

Metal	Metal Prices*	Sulfide Metallurgical Recovery %	Oxide Metallurgical Recovery %	Mixed Metallurgical Recovery %
Gold	$1,255.12(oz)	64	71	29
Silver	$23.28(oz)	90	68	50
Lead	$0.95(lb)	61	0	25
Zinc	$0.91(lb)	65	0	37

* Amounts represent three-year average prices.

The cutoff grade of $120.00 NSR per tonne of mineralized material was determined by adding the estimated average costs of mining ($50.00 per tonne), processing ($40.00 per tonne) and general and administration ($30.00 per tonne). The average cost estimates are the same for both the Velardeña and Chicago mines. The NSR value of mineralized material was determined for each type of mineralized material (sulfide, mixed, and oxide) by multiplying a fractional factor that represents an estimated combination of metallurgical recovery, treatment charges, penalties and payment terms by the unit value of each metal and then multiplying by the expected amount of that metal in each block of inventoried material.

The following tables show the reduction in mineralized material reported in the CAM report that resulted from extraction and processing of mineralized material in 2012 and 2013.

Mineralized Material	Tonnes (in thousands)	Gold (Au) Grade (Grams per tonne)	Contained Gold (Au) oz.	Silver (Ag) Grade (Grams per tonne)	Contained Silver (Ag) oz. (in thousands)	Lead (Pb) Grade %	Contained Lead (Pb) lbs. (in thousands)	Zinc (Zn) Grade %	Contained Zinc (Zn) lbs. (in thousands)
2012 Extraction
Velardeña Mine
Oxide and mixed	51	3.45	5,652	231	378	0.86	966	0.95	1,067
Sulfide	49	2.95	4,664	182	288	0.68	737	0.87	943
Chicago Mine
Oxide and mixed	14	2.07	934	109	49	2.28	705	1.61	498
Sulfide	20	2.52	1,643	153	100	2.85	1,274	3.75	1,676
Total Tonnes Extracted in 2012	134	2.98	12,894	189	815	1.24	3,683	1.41	4,185

Mineralized Material at December 31, 2012
Velardeña Mine
Oxide and mixed	690	3.68	81,752	186	4,124	1.17	17,836	1.03	15,684
Sulfide	1,321	3.50	148,777	204	8,665	0.95	27,683	1.19	34,558
Chicago Mine
Oxide and mixed	92	3.15	9,308	147	435	2.94	5,955	2.55	5,169
Sulfide	98	2.27	7,122	194	610	3.01	6,478	2.64	5,686
Total Mineralized Material at December 31, 2012	2,201	3.49	246,959	196	13,834	1.19	57,953	1.26	61,097

2013 Extraction
Velardeña Mine
Oxide and mixed	11	3.53	1,294	393	144	2.03	510	1.26	317
Sulfide	40	4.38	5,664	212	275	0.96	849	1.39	1,232
Chicago Mine
Oxide and mixed	1	3.70	73	90	2	1.67	23	1.87	25
Sulfide	9	2.45	687	136	38	2.72	523	3.41	657
Total Tonnes Extracted in 2013	61	3.93	7,718	234	459	1.42	1,906	1.66	2,231

Mineralized Material	Tonnes (in thousands)	Gold (Au) Grade (Grams per tonne)	Contained Gold (Au) oz.	Silver (Ag) Grade (Grams per tonne)	Contained Silver (Ag) oz. (in thousands)	Lead (Pb) Grade %	Contained Lead (Pb) lbs. (in thousands)	Zinc (Zn) Grade %	Contained Zinc (Zn) lbs. (in thousands)
Mineralized Material at December 31, 2013
Velardeña Mine
Oxide and mixed	679	3.69	80,458	182	3,979	1.16	17,326	1.03	15,367
Sulfide	1,279	3.48	142,890	204	8,372	0.95	26,793	1.18	33,274
Chicago Mine
Oxide and mixed	91	3.14	9,235	147	433	2.95	5,932	2.55	5,144
Sulfide	89	2.25	6,434	200	572	3.04	5,955	2.56	5,029
Total Mineralized Material at December 31, 2013	2,138	3.48	239,017	194	13,357	1.19	56,005	1.25	58,813

The following table shows the recovery rates for gold, silver, lead and zinc at each of our processing facilities for 2012 and 2013.

	2012	2013
Oxide plant recovery
Gold	63.4%	40.1%
Silver	56.5%	78.0%
Sulfide plant recovery
Gold	64.4%	61.2%
Silver	89.5%	72.1%
Lead	60.9%	62.3%
Zinc	65.4%	82.2%

For further detail regarding mineralized material, see “CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL”.

2013 Performance

On June 19, 2013, we suspended mining and processing at the Velardeña Properties in order to conserve the asset. During the first half of 2013, the processing facilities generated payable metals totaling approximately 393,000 silver equivalent ounces (equivalents calculated at 60:1 silver to gold) and included approximately 252,000 ounces of silver and 2,350 ounces of gold. Payable silver equivalents include only silver and gold equivalent ounces. Also, during the first half of 2013, the processing facilities generated approximately 500,000 pounds of payable lead and 706,000 pounds of payable zinc. The following table shows actual silver, gold and silver equivalent payables for the first six months of 2013 and the full year 2012.

	Payable Metal
	2012	2013(1)

Silver (oz)	457,265	252,256
Gold (oz)	6,435	2,349
Silver equivalent (AgEq)(oz)(2)	843,365	393,196

(1)  Mining and processing activities were suspended at the Velardeña Properties on June 19, 2013.

(2)  Equivalents calculated at 60:1 silver to gold.

Combined grades feeding both plants increased year over year by 27% for gold and 30% for silver. The amount of silver and gold payables for the first half of 2013 was negatively impacted by an approximately 33 day suspension of the explosives permit between the first and second quarters, which reduced mill throughput during the period, and the shutdown of mining and processing activities in June 2013. Our payable metals increased approximately 25% on a silver equivalent daily basis in the first half of the year compared to the previous year, but prices decreased significantly below the $1,600 and $30 per ounce levels originally projected. For the second quarter, on a daily basis, 2013 payable metals increased by 67% for silver and 15% for gold as compared to the second quarter 2012. Gold payables were negatively impacted in 2013 by reduced gold recoveries from material mined from new areas, which appeared to have different metallurgy, and a decrease in the percentage of oxide ores which achieve favorable recoveries in the leach circuit.

The table below sets forth the mining and processing statistics of our Velardeña Properties for the first six months of 2013 and the full year 2012.

	The Year Ended December 31,
	2013 (1)	2012
Tonnes Milled
(includes stockpiles)
Oxide plant	41,383	111,003
Sulfide plant	30,680	74,904
	72,063	185,907
Combined plant grades
(Grams per tonne)
Gold	2.56	2.02
Silver	163	125
Combined plant recovery (2)
Gold	48.7%	63.7%
Silver	75.8%	69.2%

Contained Metals (2)
(includes stockpiles)
Gold ounces	2,885	7,723
Silver ounces	286,394	534,372
Silver equivalent ounces (60:1)	459,494	997,740
Lead - pounds (000)	564	1,137
Zinc - pounds (000)	836	1,686

Payable Metals (2)
(includes stockpiles)
Gold ounces	2,349	6,435
Silver ounces	252,256	457,265
Silver equivalent ounces (60:1)	393,196	843,365
Lead - pounds (000)	500	1,042
Zinc - pounds (000)	706	1,388

Products sold
Doré - kilograms	—	2.55
Precipitate - kilograms	9.07	14.41
Lead concentrates - tonnes	1,147	1,526
Zinc concentrates - tonnes	1,054	1,766
Pyrite concentrates - tonnes	2,789	4,939
Copper concentrates - tonnes	—	173

Payable metals in products sold
Gold ounces	2,845	7,258
Silver ounces	310,791	486,087
Silver equivalent ounces (60:1)	481,491	921,567
Lead - pounds (000)	720	1,169
Zinc - pounds (000)	927	1,400

(1)  Mining and processing activities were suspended at the Velardeña Properties on June 19, 2013.

(2)  Current payable metals and recoveries include final metal settlements pertaining to sales of previously reported payable metals.

Velardeña Properties and Plans

On June 19, 2013 we suspended mining at our Velardeña Properties. We placed the mines and processing plants on a care and maintenance program to enable a restart when mining and processing plans and metals prices support a cash positive outlook. Approximately 420 positions at the Velardeña Properties were eliminated at the beginning of July 2013, with an additional approximately 20 positions eliminated in October 2013 following the completion of certain suspension activities primarily related to the idling of plant and mobile equipment. We currently plan to retain a core group of approximately 40 employees to facilitate a restart of mining activities and to maintain and safeguard the longer term value of the asset. This group may be further reduced in 2014 as we continue to evaluate restart plans.

Since the shutdown, we have continued to evaluate plans for a restart of mining at the Velardeña Properties, with the objective of implementing a plan that at then current prices for silver and gold indicates a sustainable cash margin for mining. We have been mapping and sampling veins underground containing higher grade shoots to verify mine modeling in support of restart planning.  We are analyzing the potential of mining from a combination of different veins at our Velardeña

Properties based primarily on grades and metallurgy. Additionally, we are reviewing alternative high grade narrow vein mining methods to determine the most beneficial mining method for a potential restart. In these efforts, we are using our own technical personnel as well as independent third party consultants.  During the first quarter 2014 we commenced a 5,000 meter underground drill program at the Velardeña mine in order to obtain additional information to assist us in creating our restart plan. We expect to receive the drill results in the second quarter 2014.

During 2013 we continued to work on treatment options to improve gold recoveries from gold bearing pyrites. Testing to date for an autoclave process and roasting technologies has demonstrated significant improvement in recoveries, but both of these processes require a larger scale mining project than data currently suggests is feasible. Other enhanced recovery technologies, including fine grinding and leaching, ferric chloride oxidation and leaching and other oxidation processes, have not demonstrated an economic benefit in lab testing thus far.  Our current efforts are focused on whether different types of pyrites can be separated to enhance gold recoveries.

We also are actively searching for oxide feed from outside sources, which could enable us to restart the oxide plant at the Velardeña Properties ahead of and possibly during implementation of an economic restart mining plan.

Product Mix

In 2013 the Company sold from the Velardeña Properties primarily precipitates containing payable quantities of gold and silver and lead, zinc and pyrite concentrates containing payable quantities of gold, silver, lead and zinc. In addition to the product mix described in the foregoing sentence, in 2012, the Company also sold doré.

Precipitates

The oxide plant at the Velardeña Properties is a typical agitation leach circuit utilizing Merrill-Crowe to make a filtered precipitate product containing approximately 40% to 45% silver and about 0.5% gold. The precipitate also contains about 10% to 12% lead, 2% copper and 40% other base metals and insoluble elements. The precipitate is sold directly to customers or can be fed directly to a small furnace at the oxide plant to smelt the precipitates into a silver and gold doré bar. During 2013, we sold all of our precipitates from the oxide plant directly to customers, selling the precipitates to two different customers, as described below. Typically, we are paid for 95% to 97% of the contained gold and contained silver in the precipitates with minimal charges for treatment and refining costs. Minimal freight costs to ship the product to the customers are borne by the Company. Pricing is generally determined with reference to an average monthly price for gold and silver relating to the month the precipitates are received by the customer.

In 2013 we incurred approximately $0.2 million in smelting and refining charges for our precipitates sold. Treatment charges are netted against revenue in our consolidated statement of operations.

Doré

In 2012 we made silver and gold doré bars at the Velardeña Properties’ oxide plant, which typically contain about 85% to 90% silver, 2% to 3% gold, and 6% to 8% lead, with the balance being other base metals and insoluble elements. Bars generally weigh around 20 to 25 kilograms. Because of lower silver recoveries experienced during the smelting process, we ceased selling doré in the second quarter 2012.

Concentrates

The sulfide plant at the Velardeña Properties contains a typical flotation circuit that processes material from the Velardeña Properties into lead, zinc and pyrite concentrate products.

Lead concentrates comprise approximately 15% to 20% of total concentrate products from the sulfide plant. The lead concentrates have typical assays of 35% to 40% lead, 4,500 to 5,000 grams per tonne silver, 5 to 10 grams per tonne gold, 5% to 6% zinc and 3% to 4% copper. After metal deductions, we are typically paid for 95% of contained lead and silver with lesser amounts payable for the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges in 2013 ranged from $350.00 to $400.00 per tonne. Additional charges are incurred for gold and silver refining, and penalties are assessed for certain elements, such as arsenic and antimony that exceed agreed limits.

Zinc concentrates comprise approximately 25% to 30% of total concentrate products from the sulfide plant. The zinc concentrates have typical assays of 40% to 45% zinc, 600 to 700 grams per tonne silver, 3 to 5 grams per tonne gold and 5% to 6% lead. After metal deductions, we are typically paid for approximately 80% of contained zinc and 55% of silver with lesser amounts payable for the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges in 2013 ranged from $175.00 to $200.00 per tonne. Additional charges are incurred for gold and silver refining, and penalties are assessed for certain elements, such as arsenic, that exceed agreed limits.

Pyrite concentrates comprise approximately 50% to 60% of total concentrate production from the sulfide plant. The pyrite concentrates have typical assays of 17 to 19 grams per tonne gold, approximately 200 grams per tonne silver and 33% to 38% sulfur. We are generally paid for only 60% to 65% of the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges currently range from $150.00 to $200.00 per tonne, with additional penalties assessed for certain elements, such as zinc, that exceed agreed upon limits.

In 2013, we incurred approximately $1.9 million in smelting and refining charges and approximately $0.7 million in penalty charges, primarily for arsenic and antimony included in our lead and zinc concentrates. Treatment and penalty charges are netted against revenue in our consolidated statement of operations.

Customers

During 2013 all of our revenues from mining were attributable to the sale of products from the Velardeña Properties, including precipitates and lead, zinc and pyrite concentrates. In 2013 we sold some of our precipitates to a single customer under a contract that expired at the end of 2013. Under this contract, we were required to deliver to the customer a minimum of 65% of all our precipitates during the contract period. We have one additional customer to which we sold precipitates during 2013 on a spot basis. During 2013, we also sold lead, zinc and pyrite concentrate products to various customers under exclusive annual contracts that are generally re-negotiated each calendar year. Our sales contracts include terms typical for the industry, including deductions for smelting and refining charges (or treatment charges) and penalties for contaminates present in our products sold.

Our customer contracts are such as ordinarily accompany the kind of business conducted by us and our subsidiaries and are entered into in the ordinary course. Most of our customer contracts are not material in amount, and any contract that is material in amount is not a contract on which our business is substantially dependent. Most of our customer contracts are for a term of one year or less, and many of the contract terms are negotiable during the term of the contract. The global gold and silver markets are competitive with numerous refineries willing to buy precipitates and concentrates on short notice. If any one of our customer contracts were terminated, including the contract pursuant to which a customer purchased approximately 65% of our precipitates, we have identified other precipitate customers during the bidding process as additional avenues in which to sell our product. We do not believe that a loss of the customer that purchased approximately 65% of our precipitates would materially delay, disrupt or reduce revenues in the future if we resume mining activities.

Environmental Matters and Permitting

We conducted environmental audits of the Velardeña Properties in 2011, 2012 and 2013 and identified non-compliance matters that have been remediated, including general site clean-up and permit renewals. We have completed 92% of the remediation plan and expect to have fully completed the plan in March 2014. During 2013 we spent approximately $135,000 remediating or otherwise addressing these issues and currently anticipate that future costs of addressing these issues will not exceed $70,000. In early 2012, for the sulfide plant, we applied for and were accepted into the Mexican National Environmental Auditing Program (“NEAP”). Under NEAP, we are participating in an audit program that verifies compliance with existing regulations and identifying non-regulated potential issues that could result in environmental contingencies. Under the program, we have received recommendations regarding steps to be taken to achieve compliance, and we have agreed to a schedule for achieving compliance. If we comply with the recommendations, and if and when we resume mining and processing at the Velardeña Properties, we expect to obtain a “clean industry” certification issued by the Mexican government. We hold various permits required to conduct mining activities at the Velardeña Properties, and our participation in NEAP allows us to continue mining activities during the remediation of non-compliance matters.

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

Certain Laws Affecting Mining in Mexico

Mexico, officially the United Mexican States, is a federal constitutional republic in North America and bordered by the United States of America, Belize and Guatemala. Mexico is a federal democratic republic with 31 states and one federal district. Each state has its own constitution and its citizens elect a governor, as well as representatives, to their respective state congresses. The President of Mexico is the head of the executive federal government. Executive power is exercised by the President, while legislative power is vested in the two chambers of the Congress of the Union. The three constitutional powers are the Judiciary, the Executive and the Legislature which are independent of each other.

Legislation Affecting Mining

The Mining Law, originally published in 1992 and amended in 1996, 2005 and 2006, is the primary legislation governing mining activities in Mexico. Other significant legislation applicable to mining in Mexico includes the regulations to the Mining Law, the Federal Law of Waters, the Federal Labour Law, the Federal Law of Fire Arms and Explosives, the General Law on Ecological Balance and Environmental Protection and regulations, the Federal Law of Duties and the Federal Law on Metrology and Standards.

The Concession System

Under Mexican law, mineral deposits are property of the Mexican republic, and a mining concession, granted by the executive branch of the federal government, is required for the exploration, exploitation and processing of mineral deposits. Mining concessions may only be granted to Mexican individuals domiciled in Mexico or companies incorporated and validly existing under the laws of Mexico. Mexican companies that have foreign shareholders must register with the National Registry of Foreign Investments and renew their registration on an annual basis. Mining concessions grant rights to explore and exploit mineral deposits but do not grant surface rights over the land where the concession is located. Mining concession holders are required to negotiate surface access with the land owner or holder (e.g., agrarian communities) or, should such negotiations prove unsuccessful, file an application with the corresponding administrative authority (Ministry of Economy or Ministry of Agrarian-Territorial-Urban Development) to obtain an easement, temporary occupancy, or expropriation of the land, as the case may be. An application for a concession must be filed with the Mining Agency or Mining Delegation located closest to the area to which the application relates.

Mining concessions have a term of 50 years from the date on which title is recorded in the Public Registry of Mining. Holders of mining concessions are required to comply with various obligations, including the payment of certain mining duties based on the number of hectares of the concession and the number of years the concession has been in effect. Failure to pay the mining duties can lead to cancellation of the relevant concession. Holders of mining concessions are also obliged to carry out and prove assessment works in accordance with the terms and conditions set forth in the Mining Law and its regulations. The regulations to the Mining Law establish minimum amounts that must be spent or invested on mining activities. A report must be filed in May of each year regarding the assessment works carried out during the preceding year. The mining authorities may impose a fine on the mining concession holder if one or more proof of assessment work reports is not timely filed.

Pursuant to amendments to the federal corporate income tax law, effective January 2014, new additional duties will be imposed on mining concession holders; see “—Taxes in Mexico”.

Environmental Legislation

Mining projects in Mexico are subject to Mexican federal, state and municipal environmental laws and regulations for the protection of the environment. The principal legislation applicable to mining projects in Mexico is the federal General Law of Ecological Balance and Environmental Protection, which is enforced by the Federal Bureau of Environmental Protection, commonly known as “PROFEPA”. PROFEPA is the federal entity in charge of carrying out environmental inspections and negotiating compliance agreements. Voluntary environmental audits, coordinated through PROFEPA, are encouraged under the federal General Law of Ecological Balance and Environmental Protection. PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. If warranted, PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which proceedings may result in the temporary or permanent closure of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines. According to the Federal Criminal Code, PROFEPA must inform the relevant governmental authorities of any environmental crimes that are committed by a mining company in Mexico.

Concession holders may submit themselves to comply with the Mexican Official Norm: NOM-120-SEMARNAT-1997, which provides, among other things, that mining exploration activities to be carried out within certain areas must be conducted in accordance with the environmental standards set forth in NOM-120-SEMARNAT-1997; otherwise, concession holders are required to file a preventive report or an environmental impact study prior to the commencement of the exploration, exploitation and processing of mineral resources. However, an environmental impact study may not be necessary if the concessionaire files an application with the environmental authorities confirming the concessionaire’s commitment to observe and comply with NOM-120-SEMARNAT-1997.

Taxes in Mexico

Mexico has a federal corporate income tax rate of 30%, and there are no state taxes on corporate net income. In determining their corporate income tax, entities are allowed to subtract from gross income various deductions permitted by law, and they are allowed a ten-year carry-forward of net operating losses. Pursuant to recent amendments to the federal tax laws, a 10% withholding tax will be charged on dividends distributed to shareholders, regardless of the tax residence of the recipient, out of after tax profits generated beginning January 1, 2014. A foreign resident company is subject to income tax if it has a permanent establishment in Mexico. In general, a permanent establishment is a place of business where the activities of an enterprise are totally or partially carried out and includes, among others, offices, branches and mining sites.

Mexico has several taxes in addition to income tax that are relevant to most business operations, including (i) the Single Rate Business Tax (the “Flat Tax”); (ii) the Value Added Tax (“VAT”); (iii) import duties; (iv) various payroll taxes; (v) statutorily entitled employee profit sharing (“PTU”); and (vi) mining duties and royalties. In addition, annual mining concession fees are charged by the government. Pursuant to recent amendments to the federal tax laws, the Flat Tax has been repealed effective January 1, 2014.

The Flat Tax applies to a taxpayer’s income from worldwide sources, as well as to a foreign resident on the income attributed to its permanent establishments located in Mexico, at a rate of 17.5%. In general, the Flat Tax follows a cash flow system, and in some ways operates similarly to an alternative minimum tax. Any income tax effectively paid in the same fiscal year is creditable against the Flat Tax; thus a taxpayer pays the higher of income tax or the Flat Tax in a given year. However, Flat Tax payments (i.e., credits) may not be used to offset the regular income tax in future years. Any losses calculated from the Flat Tax may be carried forward for up to 10 years to be offset against future income subject to the Flat Tax.

VAT in Mexico is charged upon alienation of goods, performance of independent services, grant of temporary use or exploitation of goods, or import of goods or services that occur within Mexico’s borders, at a rate of 16%. There is no VAT in the case of export of goods or services or for the sale of gold, jewelry, and gold metalwork with a minimum gold content of 80%, excluding retail sale to the general public. The sale of mining concessions is subject to VAT as concessions are not considered to be land. VAT paid by a business enterprise on its purchases and expenses may usually be credited against its liability for VAT collected from customers on its own sales. In addition, VAT may also be refunded, or overpayments may be used to offset tax liabilities arising from other federal taxes.

Import duties apply for goods and services entering the country, unless specifically exempted due to a free trade agreement or if registered under specific programs like IMMEX, under which we are currently registered. Payroll taxes are payable in most states including Durango, and social security, housing and pension contributions must be made to the federal government when paying salaries.

Employees of Mexico entities are statutorily entitled to a portion of the employer’s pre-tax profits, called PTU. The rate of profit sharing is currently 10% of the employer’s taxable income as defined by the Income Tax law. A taxpayer may reduce its income tax base by an amount equal to the PTU. Certain companies are exempt from paying PTU, which include companies in the extractive industry (principally the mining industry) during the period of exploration.

Under 2013 amendments to the federal corporate income tax law, titleholders of mining concessions will be required to pay an annual special duty of 7.5% of their mining related profits, determined by deducting from mining related revenues certain specified types of cash expenditures. Payment of the special duty will be due at the end of March each year commencing in 2015.

Titleholders of mining concessions also will be required to pay a 0.5% special mining duty, or royalty, on an annual basis, on revenues obtained from the sale of gold, silver and platinum. Similar to the 7.5% annual special duty, the 0.5% duty will be due at the end of March each year commencing in 2015.

El Quevar

Location and Access

Our El Quevar silver project is located in the San Antonio de los Cobres municipality, Salta Province, in the altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300 kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project to house project workers. A high tension power line is located approximately 40 kilometers from the site, and a high pressure gas line devoted to the mining industry and subsidized by the Salta government is located within four kilometers of the El Quevar camp.

The El Quevar project is located near Nevado Peak with altitudes at the concessions ranging from 3,800 to 6,130 meters above sea level. The climate of the area is high mountain desert, with some precipitation in summer (such as snow) and little snow in winter.

The following map shows the location of the El Quevar project.

Property History

Mining activity in and around the El Quevar project dates back at least 80 years. Between 1930 and 1950, there was lead and silver extraction of mineralized materials from small workings in the area, but we have no mining records from that period. The first organized exploration activities on the property occurred during the 1970s, although no data from that period remains. Over the last 30 years, several companies have carried out exploration activity in the area, including BHP Billiton, Industrias Peñoles, Mansfield Minerals and Hochschild Mining Group, consisting primarily of local sampling with some limited drilling programs.

Title and Ownership Rights

The El Quevar project is currently comprised of 31 mining concessions. We hold 30 of the concessions directly, and we control the Nevado I concession, located approximately four kilometers from the Yaxtché target, pursuant to a purchase option agreement with the third party concession owner. We made two interim payments in 2013 totaling $200,000 on the Nevado I option agreement. Our remaining payment on the option agreement totals $550,000 and has been extended to June 2014. In total, the El Quevar project encompasses approximately 55,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions. The Yaxtché deposit is located primarily on the Castor concession. We are also required to pay a 3% royalty to the Salta Province based on the mine mouth value of minerals extracted from any of our concessions. To maintain all of the El Quevar concessions, in 2013, we paid canon payment fees to the Argentine government of approximately $34,000 and expect to pay approximately $34,000 in 2014. We do not expect this annual holding payment to continue to increase annually since the exploration concessions have been converted into mining concessions.

The following El Quevar mine concessions are identified below by name and file number in the Salta Province Registry of Mines.

Name of Mine Concession	Concession File Number
Quevar II	17114
Nevado I	18359
Quirincolo I	18036 (Cateo 17573)
Quirincolo II	18037 (Cateo 17574)
Castor	3902
Vince	1578
Armonia	1542
Quespejahuar	12222
Toro I	18332
Quevar Primera	19534
Quevar Novena	20215
Quevar Decimo Tercera	20501
Quevar Tercera	19557
Quevar Vigesimo Tercero	21043
Quevar 10	20219
Quevar Vigesimo Primera	20997
Quevar IV	19558
Quevar Vigesimo Cuarto	21044
Quevar 11	20240
Quevar Quinta	19617
Quevar 12	20360
Quevar Decima Quinta	20445
Quevar Sexta	19992
Quevar 19	20706
Quevar Vigesimo Sexta	22087
Quevar Vigesimo Segundo	21042
Quevar Séptima	20319
Quevar Veinteava	20988
MARIANA CANTERA (1)	15190

Arjona	18080
Quevar Vigesimo Quinto	21054

(1) None of the mine concessions expire except for the MARIANA CANTERA concession, which expires on April 25, 2017.

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

2012 Technical Report

During 2012 RungePincockMinarco (“RPM”) (formerly Pincock Allen & Holt) completed an updated estimate of mineralized material at our El Quevar project. This SEC Industry Guide 7 estimate assumed mining of oxide material from an open pit on the east end of the Yaxtché deposit and sulfide material from both the open pit and an underground mine on the western portion of the Yaxtché deposit. According to the RPM estimate, based on results from 270 core drill holes, mineralized material in the Yaxtché zone, at a cut-off grade of 26 grams per tonne silver for the open pit and 100 grams per tonne silver for underground material, and using a three-year average silver price of $24.41 per ounce, was as follows:

Tonnes (000s)	Average silver grade (grams/tonne)
6,024	147.5

The estimate of mineralized material increased significantly over the 2010 estimate based on data from the 168 drill holes then available. The RPM estimate used preliminary mining pit and underground stope shapes and conceptual economic factors and grade capping parameters that reduced the reported grade from that previously estimated.

The RPM estimate includes a smaller tonnage of mineralized material in the possible open pit at a higher likely grade as compared to the technical report prepared by RPM pursuant to Canadian National Instrument 43-101 (“43-101”). In the RPM report pursuant to 43-101, RPM used inferred resources beneficially to the possible operation in the optimization of a resource level open pit. When preparing its mineralized material estimate under Industry Guide 7, RPM did not use the inferred resources calculated pursuant to 43-101 to beneficially optimize the pit. As such, optimization without the benefit of inferred material yielded a smaller tonnage of mineralized material in the possible open pit at a higher likely grade as compared to the RPM report pursuant to 43-101.

For further detail regarding mineralized material, see “CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL”.

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

Duplicate samples are used to monitor sample batches for potential sample mix-ups and to monitor the data variability as a function of laboratory error and sample homogeneity. Standard reference materials were not inserted at the project site or at the lab after April 2011. Selected high grade samples were re-assayed.

Exploration and Advancement of El Quevar

The Yaxtché deposit is the primary target currently identified at the El Quevar project. Our early work at El Quevar indicated that underground mining of the Yaxtché deposit should be more economically feasible than open pit mining methods. Following initial drill programs, we conducted underground drifting to provide us with larger volume samples than otherwise available through drilling.

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

Based on further drilling and analysis conducted in 2011 and 2012, we believe that the El Quevar deposit may be amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. The analysis included metallurgical analyses of composites made from core samples from the central and west portions of the El Quevar project that was focused on determining the response to various types of processing and recovery methods, including whole ore cyanidation, sulfide flotation, and a combination of cyanidation of flotation concentrates and tailings leach. In 2013 we spent approximately $2.6 million at our El Quevar project on holding and maintenance costs and continued project evaluation including geologic studies. From the inception of our exploration activities in 2004 through December 31, 2013 we have spent approximately $72.6 million on exploration and related activities at El Quevar.

In early 2013, we completed a 2,400 meter, 16 hole drilling program at the Quevar North and South areas at El Quevar. As of January 2013, we have completed a project total of approximately 100,000 meters of core drilling in 410 drill holes. Of these holes, 272 were drilled to test the Yaxtché zone for potential mineralization, with about 75% of the holes intersecting significant silver mineralization. Our work indicates that the Yaxtché deposit is at least 2 kilometers in strike length and is continuous laterally and to depths of more than 300 meters below surface in the main area. The recent results also support a possible eastward extension of the Yaxtché deposit and recognize an emerging new mineralized trend five kilometers north of the Yaxtché deposit. We recognize that more drilling is needed in these new areas and are actively soliciting a joint venture partner to move the project forward with additional drilling in these areas, drilling in other potential areas and evaluations. In 2014 we expect to spend approximately $1.0 million at our El Quevar project on holding and maintenance costs and continued project evaluation.

Environmental Liability and Permitting

We have obtained all necessary permits for our current exploration activities at the El Quevar project from the Mining Secretary of the Salta Province. If the El Quevar project proceeds to development and construction, we would be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina. We have completed environmental baseline studies, and a further environmental impact assessment process would be required to support the permits necessary for construction and mining. While we are not aware of any significant obstacle to obtaining the required permits, we have not yet formally begun to seek the necessary approvals.

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

In the province of Salta, where the El Quevar project is located, all mining concessions are granted by a judge in the Salta Mining Court. The El Quevar project is comprised of exploitation concessions. Exploitation concessions are subject to a canon payment fee (maintenance fee) which is paid in advance twice a year (before June 30th and December 31st of each calendar year). Each time a concession is granted, concession holders are exempt from the canon payment fee for a period of three years from the concession grant date. We currently pay approximately $34,000 a year in canon payment fees to maintain our El Quevar exploitation concessions.

Exploitation concessions may be granted (i) if any mineral is discovered as a consequence of an exploration process (with an exploration permit); (ii) if any mineral is discovered by “chance” (without an exploration process or what is called “direct discovery”); or (iii) when an exploitation concession has been posted in the register as vacant due to the lack of compliance with the requirements stated by law and timely applied by a third party. An environmental impact report should be provided with a mining exploitation concession application and must be approved by the provincial mining authority. The environmental impact report must be updated every two years and be approved by the provincial mining authority. Subject to compliance with all the requirements provided under Argentine law, including but not limited to timely canon fee payment, timely filing of the legal labor and legal survey requests, timely submission and compliance with the mining investment plan, and timely performance of the legal survey, an exploitation concession may be maintained indefinitely. In addition to the canon payment (maintenance fee), metals mines in the Salta Province are subject to a mine mouth royalty of 3% of metals extracted.

Our activities in Argentina are also subject to both federal and provincial environmental laws and regulations. We currently expect the impact of these laws and regulations on our El Quevar project to be minimal. Legislation passed in 2010 by Argentina’s federal legislature intended to protect the country’s glaciers could potentially affect the mining industry in Argentina. In order to offset the effect of the new legislation, many provincial legislative bodies, including those in the province of Salta, have passed their own glacier-related legislation. Neither the federal nor the provincial legislation is currently expected to affect the El Quevar project.

Additionally, in October 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina would be required to repatriate all their export proceeds. Under the new decree, all export revenues generated by mining companies are repatriated into Argentina for local foreign-exchange conversion prior to transfer overseas. As such, if we ultimately produce minerals from the El Quevar project in Argentina, the repatriation policy may increase foreign exchange transaction costs.

Taxes in Argentina

Argentina has a federal income tax rate of 35%, and the income tax law allows for a five-year carry-forward of net operating losses. Argentina has several taxes in addition to income tax, including (i) a VAT charged at an average rate of 21% for the majority of goods and services provided in Argentina, as well as for imports into Argentina, unless specifically exempted, and which is refunded through exports or other procedures; (ii) an import duty for goods and services entering the country, unless specifically exempted due to the mining investment legislation or free trade agreements; (iii) a provincial gross receipts tax of 1% applied to non-exported sales transactions in addition to VAT; (iv) a minimum presumed tax equivalent to 1% of the total asset value of an entity; (v) a wealth tax of 0.5% of the equity value of an entity; (vi) a bank tax of 0.6% of each debit and credit transaction; and (vii) a stamp tax of 1% applied over the gross value of executed agreements. For the metals extraction business, there is a 3% royalty on the mine mouth value of the mineral extracted for those companies not inscribed under the Argentina Mining Investment Law (described below). Also, for exported minerals, Argentina imposes an export tax of 5% for silver doré and 10% for silver concentrates.

The tax laws applicable to exploration, prospecting, development, and mining extraction, as set forth in the Argentina Mining Investment Law, as well as other legislation provide for significant benefits to the general tax system for those companies inscribed under this law and which meet certain conditions. These benefits include (i) fiscal stability; (ii) double deductions for certain exploration costs; (iii) voluntary accelerated depreciation; (iv) import duty exemptions; (v) an exemption from the minimum presumed tax, the provincial gross receipts tax and the stamp tax described in the previous paragraph; (vi) a decrease from 5% to 3% on the royalty on minerals extracted; and (vii) a partial refund of the export tax on doré and concentrate. A fiscal stability agreement with the federal government can be obtained with a term of 30 years from the date a project’s economic feasibility is presented to the government along with the corresponding application. During the 30-year term, in general, a party to such an agreement with the federal government will not suffer a change in its total effective tax rate. New taxes or increases/decreases in tax rates could occur while keeping the effective tax unchanged. However, a fiscal stability agreement does not limit changes in VAT, contributions to the social security system, provincial mining royalty, indirect taxes, or partial refund of the export tax, and it does not prevent the government from extending rules passed for a specified term or exempt the government from eliminating tax exemptions that have a scheduled date of expiration. Also, for companies that initiate production, VAT paid on the import and purchase of goods and services is refunded through exports. On the other hand, for companies that do not initiate production, so long as the company remains an exploration company, VAT paid on the import and purchase of goods and services used to carry out exploration activities, that remains as a credit for greater than 12 months, may be refunded. Argentina also allows for the exemption from import duties when importing capital goods and special equipment or components, spare parts of said goods, or leased goods used to carry out mining and exploration activity defined by the Mining Department.

As mentioned in the preceding paragraph, the Argentina Mining Investment Law provides a double deduction on certain mining-related costs. If we begin production at El Quevar, activities such as prospecting, exploration, special studies of mineralogy, metallurgy, feasibility and pilot plant studies may be offset 100% against taxable profits, and such costs may also be depreciated for tax purposes. In addition, we may benefit from tax depreciation on an accelerated basis on investments in infrastructure, machinery, equipment and vehicles used in constructing processing capacity or carrying out new mining projects.

Exploration Properties

In addition to El Quevar, we currently control a portfolio of approximately 30 exploration properties located primarily in certain traditional precious metals producing regions of Mexico and Argentina. We do not consider any of our exploration properties to be material, including those noted below.

During 2013, we made significant progress with our strategy to rationalize our portfolio of exploration properties, realizing in 2012 and 2013 exploration property sales totaling approximately $9.0 million. We closed our office in Peru, exploration offices in Argentina and our exploration office at the Zacatecas project and combined our Mexico exploration base with our Velardeña Properties office in Torreon, Mexico. We also relinquished properties no longer of interest, and reduced our portfolio of about 80 properties containing about 730,000 hectares to about 30 properties containing about 150,000 hectares. Since 2011, we have reduced ongoing annual expenditures for the exploration program by approximately 75 percent.

We plan to focus exploration efforts in 2014 on selected targets in northern Mexico. During 2014, we expect our expenditures for the exploration program to total approximately $3.5 million, approximately $0.4 million of which is expected to be attributable to property holding costs in Mexico.

Los Azules (Mexico)

In the first quarter 2013, we acquired the 233 hectare Los Azules property in Chihuahua, Mexico under a purchase agreement with Minera Socavato, a private Mexico mining company. The purchase agreement requires a series of option payments over a four-year period totaling $2.0 million, with $0.1 million required during each of the first and second years, and a 5% net smelter return royalty, half of which may be repurchased for $1.0 million.

The Los Azules property is located 20 kilometers west of San Francisco de Oro in southernmost Chihuahua, Mexico.  Los Azules hosts a north south trending gold bearing epithermal quartz vein system cutting Tertiary felsic volcanics and a felsic hypabyssal stock.  We hold the concessions in the Los Azules property through our wholly-owned Mexican subsidiary Minera de Cordilleras, S. De R.L. de C.V.

In the fourth quarter 2013, we began drilling at the Los Azules property as part of a planned 2,000 meter phase one drill program to test down dip targets on the previously mined vein system.  Based on initial drill results, we are planning a phase two drill program. We are continuing to rehabilitate an underground access adit as required for our underground drilling program.

Zacatecas (Mexico)

Our 100% controlled Zacatecas silver and base metals project in Mexico is in an advanced stage of exploration. Although we believe that the Zacatecas project may contain significant silver and other mineralization, we have not completed a feasibility study on the property, and the property may not advance further.

The Zacatecas Mining District is located in the central part of Mexico, in the Faja de Plata mineral belt. Our Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. We own approximately 194 concessions totaling approximately 8,600 hectares in the Zacatecas project.

To maintain all of the concessions in the Zacatecas project, we pay approximately $120,000 per year to the Mexican government. We are party to a finder’s fee agreement with an individual, which requires that we pay a 1% net smelter return royalty on any mineral production from certain of our Zacatecas claims. We also have the obligation to pay a 1% net smelter return royalty on the San Sabino concession, which we may buy back for $1.0 million and a 2% net smelter return royalty on the San Gil concession. For the San Gil concession, on the first anniversary of production, we will be required to purchase the San Gil royalty for $575,000. At that time we will no longer be obligated to pay the 2% royalty.

San Diego (Mexico)

We own a 50% interest in the San Diego silver and gold exploration property, which is subject to a joint venture agreement between ECU and Golden Tag Resources Ltd. (“Golden Tag”), with each company holding 50% of the joint venture. The property consists of four concessions and the exploration activities of the joint venture are currently managed by Golden Tag. Golden Tag has the option to earn an additional 10% interest in this joint venture by making expenditures related to further exploration drilling and completing an updated resource assessment.  We hold the concessions in the San Diego property through our wholly-owned Mexican subsidiary Minera William S.A. de C.V.

The San Diego property, located in the State of Durango, Mexico, is situated approximately nine kilometers northeast of the Velardeña Properties and contains the La Cruz-La Rata and El Trovador mines as well as a number of other shallower shafts which were sunk on narrower veins such as the Cantarranas, Montanez and El Jal. The mineralization at San Diego is similar in many respects to that at our Velardeña Properties but appears to contain less gold.

Farm-outs, Royalties and Other Dispositions

Exploration properties that we choose not to advance are evaluated for joint venture, sale of all or a partial interest and royalty potential. We currently have minority ownership interests and/or royalties in or have disposed of the following properties that were once part of our exploration portfolio:

•                  Zacatecas Royalty (Mexico).  With respect to certain concessions in a portion of our Zacatecas project in Mexico sold to a subsidiary of Capstone Mining Corp. in 2009, we are entitled to a net smelter return of 1.5% on the first one million tonnes of production from the concessions sold, and a 3% net smelter return on production in excess of one million tonnes from the concessions sold. Additionally, the net smelter return on production in excess of one million tonnes escalates by 0.5% for each $0.50 increment in copper price above $3.00 per pound of copper. There is currently no production on these concessions.

•                  Minera Silex Peru (Peru).  In February 2013, we sold most of our exploration concessions in Peru to Compañía de Minas Buenaventura S.A.A. for approximately $3.5 million.

Executive Officers of Golden Minerals

Name	Age	Position
Jeffrey G. Clevenger	64	Chairman, President and Chief Executive Officer
Deborah J. Friedman(1)	61	Senior Vice President, General Counsel and Corporate Secretary
Warren M. Rehn	59	Senior Vice President, Exploration and Chief Geologist
Robert P. Vogels	56	Senior Vice President and Chief Financial Officer

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger	64	Chairman, President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	60	Partner, Sierra Partners, LLC
Michael T. Mason (3)	69	Chief Executive Officer and Director, Geovic Mining Corporation
Ian Masterton-Hume (2)	63	Corporate Director and Member, Sentient Business Council
Kevin R. Morano (2),(3)	60	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	69	Principal, Marrs, Sevier & Company LLC
Andrew N. Pullar	42	Chief Executive Officer and Director, The Sentient Group
David H. Watkins (1),(2)	69	Chairman, Atna Resources Ltd.

Committee Membership

(1)  Audit

(2)  Compensation

(3)  Corporate Governance

Metals Market Overview

We are an emerging precious metals exploration company with silver and gold mining properties in Mexico and a large silver advanced exploration project in Argentina. Descriptions of the markets for these metals are provided below.

Silver Market

Silver has traditionally served as a medium of exchange, much like gold. Silver’s strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make it a widely used industrial metal. While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are industrial, primarily in electrical and electronic components, photography, jewelry, silverware, batteries, computer chips, electrical contacts, and high technology printing. Silver’s anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, the use of silver in the photovoltaic and solar panel industries is growing rapidly, and new uses of silver are being developed in connection with the use of superconductive wire and radio frequency identification devices.

Most silver product is obtained from mining in which silver is not the principal or primary product. The CPM Group, a precious metal and commodities consultant, estimates in its Yearbook 2013 that approximately 75% of mined silver is produced as a by-product of mining lead, zinc, gold or copper deposits.

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 25, 2014, the closing price of silver was $21.73 per troy ounce.

	Silver
Year	High	Low
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014*	$22.05	$19.27

*                                         Through February 25, 2014.

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

The following table sets forth for the periods indicated on the London Fix AM high and low gold fixes in U.S. dollars per troy ounce. On February 25, 2014, the closing price of gold was $1,332.75 per troy ounce.

	Gold
Year	High	Low
2009	$1,218.25	$813.00
2010	$1,426.00	$1,052.25
2011	$1,896.50	$1,316.00
2012	$1,790.00	$1,537.50
2013	$1,693.75	$1,192.00
2014*	$1,333.00	$1,219.75

*                                         Through February 25, 2014.

Employees

We currently have approximately 65 employees, including 10 in Golden, approximately 40 in Torreón, Mexico or at the Velardeña Properties following the reduction of approximately 90% of the workforce after we suspended mining and processing in June 2013, approximately 10 in Argentina in connection with the El Quevar project, and approximately 5 in various foreign exploration offices, down approximately 67% from 2012 as a result of our continued efforts to reduce our exploration expenditures.

Competition

There is aggressive competition within the mining industry for the acquisition of a limited number of mineral resource opportunities, and many of the mining companies with which we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, as well as on exploration and advancement of their mineral properties. We also compete with other mining companies for the acquisition and retention of skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other experienced technical personnel. Our competitive position depends upon our ability to successfully and economically advance new and existing silver and gold properties. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to advance our mineral properties.

Available Information

We make available, free of charge through our website at www.goldenminerals.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report.  Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A:  RISK FACTORS

Investors in Golden Minerals should consider carefully, in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K, the following risk factors:

The Velardeña Properties may not have mining activities again.

In late June 2013, we shut down the mines and processing plants at our Velardeña Properties and placed them on a care and maintenance program. Commencing mining again is subject to numerous risks and uncertainties, including:

•                  whether we are able to create mine plans or gold recovery improvements that can achieve sustainable cash positive results at current and future metals prices;

•                  unexpected events, including difficulties in maintaining the properties on a care and maintenance basis, potential sabotage or damage to the assets related to the suspension of mining, and variations in ore grade and relative amounts, grades and metallurgical characteristics of oxide and sulfide ores;

•                  continued decreases or insufficient increases in gold and silver prices to permit us to achieve sustainable cash positive results;

•                  technical, permitting, water, mining, metallurgical or processing issues;

•                  whether results of the underground drill program will be favorable;

•                  changes in interpretation of geological or metallurgical information;

•                  actual holding and care and maintenance costs resulting from the shutdown exceeding current estimates or including unanticipated costs;

•                  whether we are able to locate outside sources of oxide feed;

•                  loss of and inability to adequately replace skilled mining and management personnel;

•                  strikes or other labor problems; and

•                  our ability to obtain additional funding for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted and possibly for a potential restart of our Velardeña Properties.

Based on these risks and uncertainties, there can be no assurance that we will be able to restart mining activities at our Velardeña Properties in the future.

We expect to incur operating losses and operating cash flow deficits through at least 2014 and our profitability in the foreseeable future would depend on our ability to restart mining activities at our Velardeña Properties on a profitable basis and on our ability to generate sufficient revenue from other sources to fund our continuing activities.

We have a history of operating losses, and we expect that we will continue to incur operating losses for the foreseeable future.  Operating losses will continue unless and until we are able to generate enough revenue to fund our continuing business activities.  With mining at the Velardeña Properties currently suspended, we have no revenues.  We may not be able to construct a profitable mine plan for the Velardeña Properties or, depending on metals prices and other factors, it may not be possible to do so in the foreseeable future.  If we are able to restart mining at the Velardeña Properties on a profitable basis, it is unlikely that those activities will generate sufficient revenue to fund all of our continuing business activities as currently conducted.  In that case, operating losses would continue until we develop or acquire sufficient additional sources of revenue, which could be generated by a newly acquired mining property, the commencement of profitable mining at the El Quevar project in Argentina, or at another of our exploration properties.

In addition, if we do construct a profitable mine plan for the Velardeña Properties, the profitability of the mine will be based on a number of assumptions. For example, the actual holding and care and maintenance costs resulting from the shutdown may exceed current estimates or include unanticipated costs such as potential sabotage or damage to the assets, or a potential restart could require expenditures significantly in excess of those anticipated.  Additionally, profitability would depend on metal prices, costs of materials and supplies, costs at the mines and processing plants and the amounts and timing of expenditures other than at the Velardeña Properties, which could include expenditures to maintain and advance our El Quevar project and to continue exploration at these and other properties, potential strategic acquisitions or other transactions, in addition to other factors, many of which are and will be beyond our control.  We cannot be certain we will be able to restart mining at the Velardeña Properties in the future, or generate sufficient revenue from the Velardeña Properties or other sources, to achieve profitability and eliminate operating cash flow deficits, or to cease to require additional funding.

Whether we are able to restart mining and processing at our Velardeña Properties, we expect to require additional funding.

Whether we are able to restart mining and processing at our Velardeña Properties, we expect to require additional funding for general and administrative costs and other working capital to fund our continuing business activities in the future.

As of December 31, 2013, we had approximately $19.1 million in cash and cash equivalents and short term investments. If mining at the Velardeña Properties remains suspended during 2014, we expect that continuing care and maintenance costs will total approximately $3.5 million for 2014. If mining at the Velardeña Properties remains suspended in 2014, we expect that our current cash and investment balance would be depleted to approximately $5.0 million by the end of 2014.  Absent a source of cash flow in and beyond 2014, our cash would be depleted by midyear 2015.  If we restart mining at the Velardeña Properties in 2014, we could require additional funding, and it is unlikely that mining at the Velardeña Properties will generate sufficient revenue to fund all of our continuing business activities as currently conducted. Therefore, whether or not we recommence mining at the Velardeña Properties, we expect to require additional funding in 2014 or 2015 for general and administrative costs and other working capital needs to fund our continuing business activities.

We do not have a credit, off-take or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes may be difficult given our limited history and the continuing volatility in global credit markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets and metals prices, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all.

If we recommence mining at our Velardeña Properties, we are likely to enter into a collective bargaining agreement with a union and we will remain subject to Mexican labor and employment regulations, which may adversely affect our mining activities and financial condition.

Prior to the suspension of our Velardeña Properties, our employees in Mexico were represented by a union, and our relationship with our employees was governed by collective bargaining agreements. If we are able to recommence mining at our Velardeña Properties, we expect that initially our mining activities will not be subject to collective bargaining agreements. However, we have agreed with the union that at an appropriate point following the recommencement of mining activities, which may be when we are achieving on a sustainable basis target payable metal levels under a new mine plan, we will negotiate a new collective bargaining agreement with the union. Any collective bargaining agreement that we enter into with the union may restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

Our ability to restart our Velardeña Properties and potentially obtain long-term cash flow and profitability from our Velardeña Properties or other properties in the future will be affected by changes in prices of silver, gold and other metals.

Our ability to restart mining activities at our Velardeña Properties, to establish reserves and advance our exploration properties, and to become profitable in the future, as well as our long-term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•                  global or regional consumption patterns;

•                  supply of, and demand for, silver, gold, zinc, lead, copper and other metals;

•                  speculative activities and hedging activities;

•                  expectations for inflation;

•                  political and economic conditions; and

•                  supply of, and demand for, consumables required for extraction and processing of metals.

The declines in gold and silver prices in 2013 had a significant impact on our mining activities and a continued decline or insufficient increase in prices could negatively affect our ability to restart mining at the Velardeña Properties. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our plans to restart our Velardeña Properties or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build or continue our business.

As a result of our business combination with ECU, we have assumed all historical ECU liabilities, some of which are known or which may become known by Golden Minerals.

On September 2, 2011, we completed a business combination with ECU (the “Transaction”), which at that time owned the Velardeña Properties. As a result of the Transaction, we are now subject to the environmental, contractual, tax and other obligations and liabilities of ECU, some of which may be unknown. For example, we received notices from Mexican tax authorities regarding approximately $1.4 million in social security taxes alleged to be due for previous years, which have been paid by us but which we have challenged for refund. There can be no assurance that we are aware of all obligations and liabilities related to the historical business of ECU. These liabilities, and other liabilities related to ECU’s business not currently known to us or that prove to be more significant than we currently anticipate, could negatively impact our business, financial condition and results of operations.

The Velardeña Properties, the El Quevar project and our other properties may not contain mineral reserves.

We are considered an exploration stage company under SEC Industry Guide 7, and none of the properties at our Velardeña Properties, the El Quevar project, or any of our other properties have been shown to contain proven or probable mineral reserves. Expenditures made in mining at the Velardeña Properties or the exploration and advancement of our El Quevar project or other properties may not result in positive cash flow or in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable ore deposits, and we cannot assure you that any mineral deposit we identify will qualify as an orebody that can be legally and economically exploited or that any particular level of recovery from discovered mineralization will in fact be realized.

Chlumsky, Armbrust and Meyer completed a technical report on our Velardeña Properties, which indicated the presence of mineralized material, and RungePincockMinarco (formerly Pincock Allen & Holt) completed a technical report on our El Quevar property, which indicated the presence of mineralized material. Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates are accurate or that proven and probable mineral reserves will be identified at the Velardeña Properties, El Quevar or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We have spent significant amounts on the evaluation of El Quevar prior to establishing the economic viability of that project.

Estimates of reserves, mineral deposits and mining costs also can be affected by factors such as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, environmental factors, unforeseen technical difficulties and unusual or unexpected geological formations. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short-term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining and on the results of operations. Silver, gold or other minerals recovered in small-scale laboratory tests may not be duplicated in large-scale tests under on-site processing conditions.

The Velardeña Properties, the El Quevar project and our other properties are subject to foreign environmental laws and regulations which could materially adversely affect our business.

We conduct mining activities in Mexico and mineral exploration activities primarily in Argentina and Mexico. These countries have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Our Velardeña Properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental, be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación de Impacto Ambiental include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval.

Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. For example, in January 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extended the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación de Impacto

Ambiental through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Further, in August 2011, certain amendments to the Civil Federal Procedures Code of Mexico (“CFPC”) were published in the Official Daily of the Federation. The amendments establish three categories of collective actions by which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. These amendments to the CFPC may result in more litigation by plaintiffs seeking remedies for alleged environmental harms, including suspension of the activities alleged to cause harm. Future changes in environmental regulation in the jurisdictions where the Velardeña Properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether.

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

The Velardeña Properties and many of our exploration properties are located in historic mining districts where prior owners, including ECU in the case of the Velardeña Properties, may have caused environmental damage that may not be known to us or to the regulators. At the Velardeña Properties and in most other cases, we have not sought complete environmental analyses of our mineral properties. We have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and mining) is not generally available. To the extent environmental hazards may exist on the properties in which we currently hold interests, or may hold interests in the future, that are unknown to us at present and that have been caused by us, or previous owners or operators, or that may have occurred naturally, and to the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities could have a material adverse effect on our financial condition and results of operations. If we are unable to fully fund the cost of remediation of any environmental condition, we may be required to suspend activities or enter into interim compliance measures pending completion of the required remediation.

In addition, U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could negatively impact our business.

Title to the Velardeña Properties and our other properties may be defective or may be challenged.

Our policy is to seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Accordingly, the Velardeña Properties and our other mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to run our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt.

In most of the countries in which we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction or imposition of partners could have a material adverse effect on our financial condition, results of operations and prospects.

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the concessions comprising the Velardeña Properties and our other properties in Mexico through these government concessions, but there is no assurance that title to the concessions comprising the Velardeña Properties and other properties will not be challenged or impaired. The Velardeña Properties and other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There would be valid challenges to the title of any of the claims comprising the Velardeña Properties that, if successful, could impair mining with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Our Velardeña Properties mining concessions and our other mining concessions in Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $40,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021. The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

There are significant hazards involved in underground mining at our Velardeña Properties, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

The mining and processing and maintenance of our Velardeña Properties, as well as the conduct of our exploration programs, are subject to numerous risks and hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave-ins, underground fires or floods, power outages, labor disruptions, flooding, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conduct of our business in amounts that we consider reasonable, this insurance contains, as in the case of our Velardeña Properties, exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

Our Velardeña Properties are located in Mexico and are subject to various levels of political, economic, legal and other risks with which we have limited or no previous experience.

Our Velardeña Properties are located in Mexico, and, as such, are exposed to various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, such as violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required funding for our Velardeña Properties or other projects in Mexico in the future.

Our Mexican properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Specifically, our activities related to the Velardeña Properties are subject to regulation by SEMARNAT, the Comision Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards.

Our Velardeña Properties and mineral exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties. For example, effective January 2014, amendments to the Mexico federal corporate income tax law as described above under “Items 1 and 2: Business and Properties —Velardeña Properties—Taxes in Mexico” impose additional duties on mining concession holders, which will have a significant impact on the annual costs to maintain the concessions comprising the Velardeña Properties and our other Mexico exploration properties if we restart mining activities in the future.

Changes, if any, in mining or investment policies, changes or increases in the legal rights of indigenous populations or in the difficulty or expense of obtaining rights from them that are necessary for our Velardeña Properties or shifts in political attitude may adversely affect our business and financial condition. Our mining and exploration activities may be affected in varying degrees by government regulations with respect to restrictions on extraction, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Restart of our facilities will also be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing businesses in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our mining and exploration activities and financial condition.

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration or mining activities at our Velardeña Properties or in respect of any of our other projects in Mexico or with which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration and mining or material fines, penalties or other liabilities.

Results from our Velardeña Properties are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenues are primarily denominated in U.S. dollars. However, operating costs of our Velardeña Properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, maintenance, local contractors and fuel. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 4.0% in 2013, 3.6% in 2012 and 3.8% in 2011. At the same time, the peso has been subject to significant fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 0.6% in 2013, increased by 7.0% in 2012 and decreased by 12.9% in 2011. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our business could be negatively impacted.

A potential restart of the Velardeña Properties, the continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. Our business is and will continue to be governed by laws and regulations governing exploration, prospecting, mining, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained could have a material adverse effect on our business by delaying, preventing or making a potential restart of the Velardeña Properties and other continued mining activities economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our business. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego exploration property in Mexico in a 50-50 joint venture and are therefore unable to control all aspects of exploration and advancement of this property.

We hold the San Diego exploration property in Mexico in a 50-50 joint venture with Golden Tag Resources Ltd., which has a right to acquire an additional 10% interest by making expenditures related to further exploration drilling and completing an updated resource assessment at the property. Our interest in the San Diego property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from Golden Tag Resources Ltd. The dispute was settled in September 2010 and resulted in an increase in ECU’s mining property costs of approximately $61,000. Additionally, if Golden Tag Resources Ltd. exercises its right to acquire an additional 10% interest, our ability to control exploration and advancement will be further reduced.

We depend on the services of key executives.

Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Jeffrey Clevenger, Robert Vogels and Warren Rehn. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business and our ability to manage and succeed in our mining and exploration activities.

The exploration of our mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•                  establish mineral reserves through drilling and metallurgical and other testing techniques;

•                  determine metal content and metallurgical recovery processes to process metal from the ore;

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

The decisions about future advancement of exploration projects may be based on feasibility studies, which derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metal prices and estimates of average cash operating costs based upon, among other things:

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

Lack of infrastructure could forestall or prevent further exploration and advancement.

Exploration activities, as well as any advancement activities, depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project. Unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure, could adversely affect our business, financial condition and results of operations.

Our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

We currently conduct exploration activities almost exclusively in Latin American countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

•                  political instability and violence;

•                  war and civil disturbance;

•                  acts of terrorism or other criminal activity;

•                  expropriation or nationalization;

•                  changing fiscal, royalty and tax regimes;

•                  fluctuations in currency exchange rates;

•                  high rates of inflation;

•                  uncertain or changing legal requirements respecting the ownership and maintenance of mineral properties, mines and mining activities, and inconsistent or arbitrary application of such legal requirements;

•                  underdeveloped industrial and economic infrastructure;

•                  corruption; and

•                  unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration activities could adversely affect our business.

We explore and mine in countries that may be adversely affected by changes in the local government’s policies toward or laws governing the mining industry.

We have mining activities in Mexico and exploration activities primarily in Mexico and Argentina. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, in January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs to maintain the concessions comprising the Velardeña Properties if we restart mining activities at the Velardeña Properties and have revenues in the future.

Additionally, in October 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina would be required to repatriate all export revenues generated into Argentina for local foreign-exchange conversion prior to transfer overseas. This decree overturns a previous exemption for mining companies from Argentina’s currency repatriation laws that apply to oil and gas producers in the country. Consequently, if we ultimately have payable metals from the El Quevar project in Argentina, the new repatriation policy may increase foreign exchange transaction costs.

In addition to the risk of increased transaction costs, we do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Argentina or other Latin American countries in which we explore or have mining and processing activities.

We compete against larger and more experienced companies.

The mining industry is intensely competitive. Many large mining companies are primarily makers of precious or base metals and may become interested in the types of deposits on which we are focused, which include silver and other precious metals deposits or polymetallic deposits containing significant quantities of base metals, including zinc, lead, copper and gold. Many of these companies have greater financial resources, experience and technical capabilities than we do. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding or acquire suitable mining properties or prospects for mineral exploration in the future.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks.

We are dependent upon information technology systems in the conduct of our business. Any significant breakdown, invasion, virus, cyber attack, security breach, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our business. To the extent any invasion, cyber attack or security breach results in disruption to our business, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyber attacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Our stockholders may suffer additional dilution to their equity and voting interests as a result of future financing transactions.

We could require additional funding to support a potential restart of mining and processing at our Velardeña Properties, and expect to require additional funding for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted. Because debt financing is difficult to obtain for early-stage mining companies, it is likely that we will seek such financing in the equity markets. If we were to engage in an equity financing, the current ownership interest of our stockholders would be diluted.

The existence of a significant number of options and warrants may have a negative effect on the market price of our common stock.

In connection with our financing in September 2012, we issued a total of 6,863,298 five year warrants to purchase shares of our common stock at an exercise price of $8.42 per share expiring September 2017. Additionally, in connection with our business combination with ECU, we issued warrants and options to purchase shares of our common stock. While the ECU transaction warrants and certain options have expired, there remain outstanding options to purchase approximately 126,000 shares of our common stock at an exercise price of $16.00 expiring October 2014. The existence of securities available for exercise and resale is referred to as an “overhang”, and, particularly if the options and warrants are “in the money”, the anticipation of potential sales could exert downward pressure on the market price of our common stock.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE MKT under the symbol “AUMN” on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the NYSE MKT from January 1, 2012 through December 31, 2013.

	High	Low	Volume Traded (shares)
2012
First Quarter	$10.60	$5.94	17,017,800
Second Quarter	$8.76	$3.24	19,530,700
Third Quarter	$7.22	$3.80	27,937,800
Fourth Quarter	$5.36	$3.50	23,245,000

	High	Low	Volume Traded (shares)
2013
First Quarter	$4.87	$2.16	22,167,600
Second Quarter	$2.47	$1.26	23,835,600
Third Quarter	$1.64	$0.90	21,376,400
Fourth Quarter	$0.98	$0.42	12,190,000

Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUM”. The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSX from January 1, 2012 through December 31, 2013.

	High (Cdn$)	Low (Cdn$)	Volume Traded (shares)
2012
First Quarter	$10.52	$6.00	2,907,500
Second Quarter	$8.59	$3.34	2,353,100
Third Quarter	$6.99	$3.87	2,916,300
Fourth Quarter	$5.23	$3.51	2,012,800

	High (Cdn$)	Low (Cdn$)	Volume Traded (shares)
2013
First Quarter	$4.79	$2.23	1,444,900
Second Quarter	$2.53	$1.10	1,914,200
Third Quarter	$1.74	$0.94	617,900
Fourth Quarter	$1.00	$0.44	1,182,200

(1)                                 Prices are in Canadian dollars.

As of February 25, 2014, we had 232 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for all periods presented has been derived from our audited financial statements for that period. Apex Silver emerged from Chapter 11 reorganization on March 24, 2009, and the Company became the successor to Apex Silver for purposes of reporting under the U.S. federal securities laws. In the table below references to “Successor” refer to the accounts of the Company and its subsidiaries on or after March 25, 2009, the day following emergence from Chapter 11. References to “Predecessor” refer to the accounts of Apex Silver and its subsidiaries prior to March 25, 2009. Our financial statements are reported in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

					The Year Ended December 31, 2009

					For The Period March 25, 2009	For The Period January 1, 2009
		The Year Ended December 31,			Through	Through
	2013	2012	2011	2010	December 31, 2009	March 24, 2009
			(Successor)			(Predecessor)
			(in thousands, except per share amounts)
Statement of Operations:
Revenue	$10,680	$26,086	$1,836	$11,216	$11,067	$1,350
Income (loss) from continuing operations(1)	$(240,380)	$(92,025)	$(62,671)	$(33,274)	$(20,276)	$243,621
Income (loss) from continuing operations per common share	$(5.61)	$(2.45)	$(2.94)	$(3.72)	$(6.78)	$4.13

	At December 31,

	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$54,881	$348,102	$413,015	$135,618	$21,700
Long term liabilities	$2,655	$49,524	$59,672	$802	$651
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)                                 The year ended December 31, 2013 includes a $244.0 million impairment of long-lived assets charge and an $11.7 million impairment of goodwill charge. Both charges are related to our Velardeña Properties in Mexico and are the result of a significant decrease in metals prices during 2013 and the shutdown of mining and processing at the Velardeña Properties at the end of the second quarter 2013, which were events requiring an assessment of the recoverability of the Velardeña Properties assets. The year ended December 31, 2012 includes a $58.5 million impairment of goodwill charge related to our Velardeña Properties in Mexico and is the result of an approximately 20% decrease in our forecast of future gold and silver prices and certain assumptions related to ore processing throughput rates and other aspects of the long-term mining plan. The Predecessor period ended March 24, 2009 includes a $248.2 million gain from extinguishment of debt and a $9.1 million fresh start accounting gain both related to the reorganization and emergence from Chapter 11 bankruptcy.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes beginning on page F-1 in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in this annual report on Form 10-K.

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the Exchange Act. During the year ended December 31, 2013, our only sources of income were revenues from the sale of precipitates and concentrates from our Velardeña Properties, royalty and interest income, and sales of non-core exploration properties. We incurred net operating losses for the years ended December 31, 2013 and 2012.

2013 Highlights

During the first six months of 2013 we focused our efforts primarily on mining and processing improvements at our Velardeña Properties. On June 19, 2013 we suspended mining and processing at the Velardeña Properties primarily due to decreased gold and silver prices in order to conserve the asset. We are continuing to evaluate alternative plans for a restart of our Velardeña Properties.  Our objective is to implement a mining and processing plan that at then current prices for silver and gold indicates a sustainable cash margin at the Velardeña Properties.  During 2013 we continued efforts to actively solicit a partner to advance our El Quevar project and rationalize our exploration portfolio.  We reduced general and administrative expenses in 2013 by 21% over 2012 expenses and we expect this reduced level of spending to continue in 2014.  We also are reviewing strategic opportunities, focusing on development or operating properties in North America, including Mexico.

Velardeña Properties

•                  Payable metals during the first six months of 2013 totaled approximately 393,000 silver equivalent ounces (equivalents calculated at 60:1 silver to gold) and included approximately 252,000 ounces of silver and 2,350 ounces of gold.  Payable silver equivalent ounces include only silver and gold.  During the first six months of 2013 we also sold approximately 500,000 pounds of payable lead and 706,000 pounds of payable zinc.  Our output increased by approximately 25% on a silver equivalent daily basis in the first half of the year compared to the previous year.

•                  On June 19, 2013 we suspended mining and processing at our Velardeña Properties in Mexico primarily due to decreased gold and silver prices.  We placed the mines and processing plants on a care and maintenance program to enable a restart when mining and processing plans and metals prices support a cash positive outlook.

•                  Prior to the suspension, we completed the San Mateo ramp at the Velardeña Properties, which provides access to the Santa Juana mining area. The completed ramp, which provides more efficient and less costly haulage capacity from the mine, should be helpful to the restart economic analysis. During the suspension period, we are using the ramp to access mining areas to construct and evaluate restart mining plans.

•                  Since the shutdown, we have continued to evaluate plans for a restart of mining at the Velardeña Properties, with the objective of implementing a plan that at then current prices for silver and gold indicates a sustainable cash margin for mining. We have been mapping and sampling veins underground containing higher grade shoots to verify mine modeling in support of restart planning.  We are analyzing the potential of mining from a combination of different veins at our Velardeña Properties based primarily on grades and metallurgy. Additionally, we are reviewing alternative high grade narrow vein mining methods to determine the most beneficial mining method for a potential restart. In these efforts, we are using our own technical personnel as well as independent third party consultants. During the first quarter 2014 we commenced a 5,000 meter underground drill program at the Velardeña mine in order to obtain additional information to assist us in creating our restart plan. We expect to receive the drill results in the second quarter 2014.

•                  During 2013 we continued to work on treatment options to improve gold recoveries from gold bearing pyrites. Testing to date for an autoclave process and roasting technologies has demonstrated significant improvement in recoveries but both of these processes require a larger scale mining project than data currently suggests is feasible. Other enhanced recovery technologies, including fine grinding and leaching, ferric chloride oxidation and leaching and other oxidation processes, have not demonstrated an economic benefit in lab testing thus far.  Our current efforts are focused on whether different types of pyrites can be separated to enhance gold recoveries.

•                  We also are actively searching for oxide feed from outside sources, which could enable us to restart the Velardena oxide plant ahead of and possibly during implementation of an economic restart plan.

El Quevar

•                  In early 2013, we completed a 2,400 meter, 16 hole drilling program at the Quevar North and South areas at El Quevar. Results may represent a significant extension of the previously defined Yaxtché deposit and a mineralized zone at Quevar North similar in structural control to the Yaxtché zone.  In order to advance El Quevar, the Company is actively soliciting a partner to move the project forward with additional drilling in these areas, drilling in other potential areas and evaluations.

Exploration Portfolio

•                  In the first quarter 2013, we acquired the 233 hectare Los Azules property in Chihuahua, Mexico.  In the fourth quarter 2013, we began drilling at the Los Azules property as part of a planned 2,000 meter phase one drill program to test down dip targets on the previously mined vein system. We are continuing to rehabilitate an underground access adit as required for our underground drilling program.  Based on initial drill results, we are planning in a phase two drill program.

•                  We have completed rationalization of our portfolio of exploration properties, realizing in 2012 and 2013 exploration property sales totaling approximately $9.0 million.  These sales, together with relinquishment of properties no longer of interest, have reduced our portfolio of about 80 properties containing about 730,000 hectares to about 30 properties containing about 150,000 hectares. Since 2011, we have reduced ongoing annual expenditures for the exploration program by approximately 75 percent.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2013 to the results of operations for the year ended December 31, 2012.

Revenue from the sale of metals.  We recorded $10.7 million and $26.1 million of revenue for the years ended December 31, 2013 and 2012, respectively, all from the sale of products from our Velardeña Properties in Mexico. The decrease in revenue from the sale of metals during 2013 as compared to 2012 is primarily the result of the suspension of mining and processing at our Velardeña Properties effective June 19, 2013, as discussed above.

Costs of metals sold.  We recorded $17.5 million and $33.4 million of costs applicable to sales for the years ended December 31, 2013 and 2012, respectively, all from the sale of products from our Velardeña Properties in Mexico. The decrease in cost of metals sold during 2013 as compared to 2012 is primarily the result of the suspension of mining and processing at our Velardeña Properties effective June 19, 2013, as discussed above. Included in costs of metals sold for the period ended December 31, 2012 was a $2.7 million write down of finished goods inventory to estimated net realizable value.

Exploration Expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $4.6 million for the year ended December 31, 2013, as compared to $7.0 million for the year ended December 31, 2012.  Exploration expense for both years was incurred primarily in Mexico, Peru, and Argentina (excluding amounts spent on the Yaxtché deposit at the El Quevar project) and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is the result of our reduced spending on exploration as we rationalized and monetized our exploration portfolio.

Velardeña Project Expense.  During the years ended December 31, 2013 and 2012 we incurred approximately $3.1 million and $7.9 million of expenses, respectively, primarily related to construction of the San Mateo ramp, other mine construction and engineering work at our Velardeña Properties in Mexico.  In addition to amounts expensed during the years ended December 31, 2013 and 2012, we incurred capital expenditures of approximately $1.8 million and $9.5 million, respectively for plant construction, mining and other equipment. We suspended mining and processing at our Velardeña Properties effective June 19, 2013, as discussed above.

Velardeña shutdown and care and maintenance costs.  During the year ended December 31, 2013 we recorded a $6.4 million expense related to the severance of 440 positions and other shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties effective June 19, 2013.  We had no such charges during the year ended December 31, 2012.

El Quevar Project Expense.  During the years ended December 31, 2013 and 2012 we incurred $2.6 million and $5.1 million of expenses, respectively, primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina. The reduction in costs for 2013 is primarily the result of placing the El Quevar project in a holding and maintenance state during 2013 while we actively solicit a partner to move the project forward. For both years, costs incurred for work performed outside of the Yaxtché deposit are included in “Exploration Expense” discussed above.

Administrative Expense.  Administrative expenses totaled $5.6 million for the year ended December 31, 2013 compared to $7.1 million for the year ended December 31, 2012. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $5.6 million of administrative expenses we incurred during 2013 is comprised of $2.2 million of employee compensation and directors’ fees, $1.4 million of professional fees and $2.0 million of insurance, rents, travel expenses, utilities and other office costs. The $7.1 million of administrative expenses we incurred during 2012 is comprised of $2.9 million of employee compensation and directors’ fees, $1.7 million of professional fees and $2.5 million of insurance, travel expenses, rents, utilities and other office costs.

Stock based compensation.  During the year ended December 31, 2013 we incurred expense related to stock based compensation in the amount of $1.6 million compared to $2.6 million for the year ended December 31, 2012. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During the year ended December 31, 2013 we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.  During the year ended December 31, 2012 we incurred $0.2 million of reclamation expense, which included $0.1 million of reclamation costs related to the accretion of an asset retirement obligation at the Velardeña Properties and actual reclamation expenses of $0.1 million incurred at the El Quevar project. During 2012 we completed a revised closure plan for our Velardeña Properties and recorded a reduction of the accretion of the asset retirement obligation of approximately $0.1 million which was netted against the expense for the period.

Impairment of long lived assets and goodwill.  We assess the recoverability of our long lived assets, including goodwill, at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired.  The significant decrease in metals prices during 2013 and the shutdown of mining and processing at the Velardeña Properties during June 2013 were events that required an assessment of the recoverability of the Velardeña Properties asset group and goodwill.  We completed an impairment analysis using a market valuation approach which relies upon assumptions related to the Velardeña Properties asset group in comparison to other corroborated observable market data.  At June 30, 2013 we determined that both the long lived assets and the goodwill associated with the Velardeña Properties and the San Diego property were impaired.  As a result at June 30, 2013 we recorded a $237.8 million impairment charge related to the long lived assets and an $11.2 million impairment charge related to goodwill.  At December 31, 2013 we reviewed the remaining carrying value of the long lived assets and goodwill based on the corroborated observable market data at that date and determined that the long lived assets and goodwill were further impaired.  As a result, at December 31, 2013 we recorded an additional $6.1 million impairment charge related to the long lived assets and a $0.5 million impairment charge related to goodwill which reduced the carrying value of the goodwill to zero.  During 2012, as the result of decreased gold and silver prices and changes to certain assumptions related to the long term plan for the Velardeña Properties we completed an impairment analysis of the goodwill carrying value, which indicated that goodwill was impaired. As a result of the impairment analysis we recorded goodwill impairments of $58.5 million, reducing the goodwill carrying value from $70.2 million to $11.7 million at December 31, 2012.

Other Operating Income, Net.  We recorded other operating income of $3.6 million for the year ended December 31, 2013 compared to $2.5 million for the year ended December 31, 2012. The net amounts for both years consist primarily of net gains recorded on the sales of certain fixed assets and non strategic exploration properties.

Depreciation, depletion and amortization.  During the year ended December 31, 2013 we incurred depreciation, depletion and amortization expense of $6.9 million compared to $10.0 million for the year ended December 31, 2012. Depreciation, depletion and amortization includes a $0.8 million write down of finished goods inventory to estimated net realizable value at December 31, 2012. There was no write down of finished goods inventory at December 31, 2013. The decrease in depreciation, depletion and amortization for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily the result of the impairment of long lived assets at the Velardeña Properties during 2013 which resulted in a significant decrease in the carrying value of property, plant and equipment.

Interest and Other Income.  During the year ended December 31, 2013 we recorded approximately $0.4 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $2.5 million for the year ended December 31, 2012. The 2012 amount is comprised of a $1.8 million gain on the sale of the Platosa net smelter royalty to Excellon, a $0.6 million reduction of the loss contingency liability discussed above and $0.1 million of income from tolling agreements at our Velardeña Properties.

Royalty Income.  During the year ended December 31, 2012 we recorded royalty income of approximately $0.4 million. The royalty income was all related to Excellon’s Platosa mine in Mexico, on which we retained a net smelter return royalty. We sold the net smelter return royalty to Excellon during the second quarter 2012.  At December 31, 2013 we had no other sources of royalty income and we did not record any royalty income during the year then ended.

Interest and Other Expense.  We recorded no interest and other expense during the year ended December 31, 2013. During the year ended December 31, 2012, we recorded interest and other expense of $0.3 million comprised of $0.2 million related to interest incurred on a value added tax audit in Mexico and $0.1 million related to losses on investments.

Gain (Loss) on Foreign Currency.  We recorded a $0.6 million foreign currency loss for the year ended December 31, 2013 compared to a $0.5 million foreign currency gain for the year ended December 31, 2012. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars. Such foreign currency denominated monetary assets and liabilities have increased with the acquisition of the Velardeña Properties.

Income Taxes.  For the year ended December 31, 2013 we recorded an income tax benefit of $49.7 million primarily related to the impairment of long lived assets during the year. Our income tax benefit for the year ended December 31, 2012 was $8.0 million primarily related to an increase in net operating losses and the amortization of the mineral deposit at our Velardeña Properties in Mexico.

Liquidity and Capital Resources

At December 31, 2013 our aggregate cash and short-term investments totaled $19.1 million.  During the first quarter of 2013 we completed the sale of certain Peruvian exploration properties to a third party for net proceeds of $3.5 million. We received other proceeds of $0.5 million related to joint venture option payments on other Mexican and Peruvian exploration properties. With the cash balance at December 31, 2013, and the assumptions described below, and excluding costs related to a potential restart of the Velardeña Properties, we expect to have sufficient funding to continue our long term business strategy through 2014, ending 2014 with a cash balance of approximately $5.0 million. Absent a source of cash flow beyond 2014, our cash balance would be depleted by midyear 2015.  In addition, a potential restart of the Velardeña Properties during 2014 could require additional funding.  We will be required to seek additional funding from equity or debt or from monetization of non-core assets.  There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

Our cash and short-term investment balance at December 31, 2013 of $19.1 million is $25.5 million lower than the $44.6 million in similar assets held at December 31, 2012 due primarily to $6.9 million in operating losses at the Velardeña Properties; $6.4 million related to Velardeña shutdown and care and maintenance costs; $4.8 million in Velardeña Properties capital and development expenditures; $4.6 million in exploration expenditures; $5.6 million in general and administrative expenses; and $2.6 million spent on the El Quevar project; offset in part by net proceeds of $4.0 million from the sale of non strategic exploration property interests and a decrease in working capital of $1.4 million primarily related to a reduction in inventories and receivables at the Velardeña Properties.

With the cash balance at December 31, 2013 of $19.1 million we plan to spend the following amounts totaling approximately $14.0 million during 2014.  These amounts do not include costs related to a potential restart of the Velardeña Properties.

•                  Approximately $3.5 million on care and maintenance activities at the Velardeña Properties, primarily related to labor and contractor costs;

•                  Approximately $1.0 million on drilling costs at the Velardeña Properties related to the development of restart plans;

•                  Approximately $1.0 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $3.5 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $5.5 million on general and administrative costs partially offset by $0.5 million in decreased working capital, primarily related to the collection of VAT receivables.

The actual amount that we spend through year-end 2014 and the projected year-end cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including the timing and costs associated with a potential restart of the Velardeña Properties, and the results of continued project assessment work at our other exploration properties. If we are able to restart mining at the Velardeña Properties on a profitable basis, it is unlikely that those activities will generate sufficient revenue to fund all of our continuing business activities as currently conducted. We will be required to seek additional funding from equity or debt or from monetization of non-core assets. Therefore, whether or not we recommence mining at the Velardeña Properties, we expect to require additional funding in 2014 or 2015 for general and administrative costs and other working capital needs to fund our continuing business activities.

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

Mineral Reserves

When and if we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. “Mineralized material” as used in this annual report, although permissible under SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards, and therefore all development costs incurred by us are expensed when incurred. The Company cannot be certain that any part of the deposits at the Velardeña Properties or the Yaxtché deposit at the El Quevar project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

Asset Retirement Obligations

We record asset retirement obligations in accordance with Auditing Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset. During 2012, a third party engineering firm completed a detailed closure plan for our Velardeña Properties which resulted in a reduction to the original ARO estimate, recorded in conjunction with the acquisition of the Velardeña Properties, of approximately $1.7 million (see Note 11 to the accompanying consolidated financial statements).

Long Lived Assets and Goodwill

We assess the recoverability of our long lived assets, including goodwill, at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired.  The significant decrease in metals prices during 2013 and the shutdown of mining and processing at the Velardeña Properties during June 2013 were events that required an assessment of the recoverability of the Velardeña Properties asset group and goodwill.  We completed an impairment analysis using a market valuation approach which relies upon assumptions related to the Velardeña Properties asset group in comparison to other corroborated observable market data.  At June 30, 2013 we determined that both the long lived assets and the goodwill associated with the Velardeña Properties and the San Diego property were impaired.  As a result at June 30, 2013 we recorded a $237.8 million impairment charge related to the long lived assets and an $11.2 million impairment charge related to goodwill.  At December 31, 2013 we reviewed the remaining carrying value of the long lived assets and goodwill based on the corroborated observable market data at that date and determined that the long lived assets and goodwill were further impaired.  As a result, at December 31, 2013 we recorded an additional $6.1 million impairment charge related to the long lived assets and a $0.5 million impairment charge related to goodwill which reduced the carrying value of the goodwill to zero.  During 2012, as the result of decreased gold and silver prices and changes to certain assumptions related to the long term plan for the Velardeña Properties we completed an impairment analysis of the goodwill carrying value, which indicated that goodwill was impaired. As a result of the impairment analysis we recorded goodwill impairments of $58.5 million, reducing the goodwill carrying value from $70.2 million to $11.7 million at December 31, 2012.

Deferred Taxes

In accordance with ASC 740, “Income Taxes”, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2013 was zero, while the net deferred tax liability as of December 31, 2012 was $47.1 million.  Our income tax benefit of $49.7 million for the year ended December 31, 2013 was due primarily to the deferred tax benefit of $47.2 million, primarily related to the long lived assets impairment of the Velardeña Properties.  The impairment of long lived assets required the removal of the deferred tax liability existing at the time of impairment.  The deferred tax liability existed as a result of the acquisition of our Velardeña Properties and was calculated taking the difference between the fair value and the tax basis of the assets acquired and liabilities assumed multiplied by the Mexico income tax rate.

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,651	397	512	503	239
El Quevar and Velardeña concession payments(2)	230	46	92	92	—	(3)

(1)                                 The operating lease obligations are related to our corporate headquarters office in Golden, Colorado, as well as another office lease associated with our Velardeña Properties. The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2014. The new lease reflects an approximately 46% reduction in space and an approximately 44% reduction in cost beginning March 1, 2014. The new lease expires November 30, 2019. The lease for the Velardeña Properties office expires in 2015.

(2)                                 We make annual maintenance payments of approximately $11,800 to the Mexico federal government to maintain the Velardeña Properties concessions and approximately $34,000 to the Argentine federal government to maintain the El Quevar project concessions. These payments include payments for both owned concessions and concessions held under purchase option agreements.

(3)                                 We cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2013. If we restart the Velardeña Properties beyond five years, we expect that we would make annual maintenance payments of approximately $11,800 per year for the life of the Velardeña mine. If we continue to construct a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $34,000 per year for the life of the El Quevar mine.

From time to time we enter into lease or option agreements related to exploration properties that are of interest to us. These agreements typically contain escalating payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and we have the right to terminate the agreements at any time. For example, at the El Quevar project we control the Nevado I concession pursuant to a purchase option agreement with a third party concession owner. Our remaining payment on the Nevado I option agreement totals $550,000 and has been extended to June, 2014.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2013, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.3 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, supplies and capital assets are denominated in other currencies. As a result, currency exchange fluctuations may impact the costs of our mining and exploration activities. To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

Commodity Price Risk

We are primarily engaged in the exploration and mining of properties containing gold, silver, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and mine on our properties. For further detail regarding the effect on our expected cash flow from fluctuations in silver and gold prices, see “Item 7: Management’s Discussion and Analysis—Liquidity and Capital Resources” above.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules” and contained in this annual report on Form 10-K at page F-1.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website. In the event our Board of Directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

(3)                                 The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and Wells Fargo Securities, LLC dated as of September 13, 2012.(1)

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(3)

3.3	Bylaws of Golden Minerals Company.(2)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Supplemental Warrant Indenture, dated as of September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc., and Computershare, including Form of Warrant Certificate.(3)

4.3	Third Supplemental Warrant Indenture, dated as of September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc., and Computershare, including Form of Bilingual Warrant Certificate.(3)

4.4	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 19, 2012.(1)

4.5	Warrant by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

10.1	Form of Indemnification Agreement.(2)

10.2	Form of Change of Control Agreement.(2)

10.3	Amendment No. 1 to Change of Control Agreement.(5)

10.4	Golden Minerals Company 2009 Equity Incentive Plan.(6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)

10.6	Golden Minerals Company Replacement Stock Option Plan.(8)

10.7	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)

10.8	Form of Non-Qualified Stock Option Award Agreement Pursuant to the 2009 Equity Incentive Plan.(9)

10.9

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(10)

10.10	Subscription Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 18, 2012.(1)

10.11	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

10.12	Stock Surrender and Unit Grant Agreement dated as of December 13, 2013.(11)

10.13	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan.(11)

16.1	Letter from PricewaterhouseCoopers LLP dated as of August 13, 2013. (12)

21.1	Subsidiaries of the Company.*

23.1	Consent of EKS&H, LLLP.*

23.2	Consent of PricewaterhouseCoopers.*

23.3	Consent of RungePincockMinarco.*

23.4	Consent of Chlumsky, Armburst & Meyer.*

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

(1)                                 Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)                                 Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)                                 Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)                                 Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)                                 Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)                                 Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(7)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)                                 Incorporated by reference to our Form S-8 Registration Statement filed September 2, 2011.

(9)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(10)                          Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(11)                          Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(12)                          Incorporated by reference to our Current Report on Form 8-K filed August 15, 2013.

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

Dated: February 28, 2014	GOLDEN MINERALS COMPANY Registrant

	By:	/s/ JEFFREY G. CLEVENGER
Jeffrey G. Clevenger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 28, 2014
Jeffrey G. Clevenger

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Robert P. Vogels

/s/ W. DURAND EPPLER	Director	February 28, 2014
W.Durand Eppler

/s/ MICHAEL T. MASON	Director	February 28, 2014
Michael T. Mason

/s/ IAN MASTERTON-HUME	Director	February 28, 2014
Ian Masterton-Hume

/s/ KEVIN R. MORANO	Director	February 28, 2014
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 28, 2014
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 28, 2014
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 28, 2014
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Minerals Company

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Golden Minerals Company and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for the year then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company for the year ended December 31, 2012, were audited by other auditors whose report dated March 1, 2013, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Minerals Company and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

February 28, 2014

Denver, Colorado

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Golden Minerals Company

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statement of operations and comprehensive income (loss), statement of changes in equity (deficit) and statement of cash flows for the year then ended present fairly, in all material respects, the financial position of Golden Minerals Company and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, CO

March 1, 2013

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$19,146	$44,406
Investments (Note 5)	—	242
Trade receivables	25	1,291
Inventories (Note 7)	449	3,388
Value added tax receivable (Note 8)	1,765	4,422
Prepaid expenses and other assets (Note 6)	1,091	1,044
Total current assets	22,476	54,793
Property, plant and equipment, net (Note 9)	32,375	280,905
Assets held for sale (Note 9)	—	575
Goodwill (Note 3)	—	11,666
Prepaid expenses and other assets (Note 6)	30	163
Total assets	$54,881	$348,102
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,365	$6,232
Other current liabilities (Note 12)	4,405	7,074
Total current liabilities	5,770	13,306
Asset retirement and reclamation liabilities (Note 11)	2,602	2,259
Deferred tax liability (Note 14)	—	47,072
Other long term liabilities (Note 12)	53	193
Total liabilities	8,425	62,830

Commitments and contingencies (Note 18)

Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,530,833 and 43,265,833 shares issued and outstanding, respectively	435	433
Additional paid in capital	494,647	493,175
Accumulated deficit	(448,626)	(208,246)
Accumulated other comprehensive income loss	—	(90)
Shareholders’ equity	46,456	285,272
Total liabilities and equity	$54,881	$348,102

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

	The Years Ended December 31,
	2013	2012
	(in thousands except per share data)
Revenue:
Sale of metals (Note 16)	$10,680	$26,086
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(17,534)	(33,369)
Exploration expense	(4,575)	(7,009)
El Quevar project expense	(2,628)	(5,115)
Velardeña project expense	(3,052)	(7,912)
Velardeña shutdown and care & maintenance costs	(6,374)	—
Administrative expense	(5,610)	(7,063)
Stock based compensation	(1,555)	(2,588)
Reclamation expense	(184)	(226)
Impairment of long lived assets (Note 2)	(243,985)	—
Impairment of goodwill (Note 3)	(11,666)	(58,489)
Other operating income, net	3,526	2,487
Depreciation, depletion and amortization	(6,927)	(10,012)
Total costs and expenses	(300,564)	(129,296)
Loss from operations	(289,884)	(103,210)
Other income and (expenses):
Interest and other income	444	2,543
Royalty income	—	373
Interest and other expense	—	(257)
(Loss) gain on foreign currency	(626)	512
Other total income and (expenses)	(182)	3,171
Loss from operations before income taxes	(290,066)	(100,039)
Income taxes benefit (Note 14)	49,686	8,014
Net loss	$(240,380)	$(92,025)

Other comprehensive gain:
Unrealized gain on securities, net of tax	$90	$32
Comprehensive loss	$(240,290)	$(91,993)

Net loss per common share — basic and diluted
Loss	$(5.61)	$(2.45)
Weighted average Common Stock outstanding - basic and diluted	42,838,735	37,522,871

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	income	Total
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Balance, December 31, 2011	35,690,035	$355	$453,756	$(116,221)	$(122)	$337,768
Stock compensation accrued	712,500	9	2,580	—	—	2,589
Registered offering stock units, net	5,497,504	55	29,378	—	—	29,433
Private placements stock units, net	1,365,794	14	7,461	—	—	7,475
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(92,025)	—	(92,025)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	265,000	2	1,472	—	—	1,474
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(240,380)	—	(240,380)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	The Years Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(27,878)	$(36,641)
Cash flows from (used in) investing activities:
Sale of available-for-sale investments	198	49
Proceeds from sale of assets	4,217	5,061
Additions to property, plant and equipment	(1,797)	(9,620)
Net cash used in investing activities	2,618	(4,510)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	36,908
Net cash provided by financing activities	—	36,908
Net increase (decrease) in cash and cash equivalents	(25,260)	(4,243)
Cash and cash equivalents, beginning of period	44,406	48,649
Cash and cash equivalents, end of period	$19,146	$44,406

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements

Golden Minerals Company (the “Company”), a Delaware corporation, completed a business combination (the “Transaction”) on September 2, 2011 with ECU Silver Mining Inc. (“ECU”). The primary asset acquired in the Transaction was the 100% interest in the Velardeña and Chicago precious metals mining properties in Mexico (the “Velardeña Properties”). The Company is primarily focused on efforts to create a new mining and processing plan for its Velardeña Properties, the advancement of its El Quevar advanced exploration property in Argentina, and the exploration of properties in Argentina and Mexico. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage company under the criteria set forth by the Security and Exchange Commission (“SEC”) as the Company has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC Industry Guide 7, at the Velardeña Properties, or any of the Company’s other properties.  As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable reserves.  Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined.  The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold.  As the Company does not have proven and probable reserves, substantially all expenditures at the Company’s Velardeña Properties for mine construction activity, as well as costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The term “mineralized material” as used herein, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. The Company cannot be certain that any deposits at the Velardeña Properties or any other exploration property will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

Effective June 19, 2013 the Company suspended mining and processing at its Velardeña Properties in order to conserve the asset until the Company is able to create mining and processing plans that, at then current prices for silver and gold, indicate a sustainable cash margin from extraction of minerals.  The Company has placed the mine and processing plants on a care and maintenance program to enable a restart when mining and processing plans and metals prices support a cash positive outlook for the property.  Approximately 420 positions at the Velardeña Properties were eliminated at the beginning of July 2013, with an additional approximately 20 positions eliminated in October 2013 following the completion of certain suspension activities primarily related to the idling of plant and mobile equipment. The Company currently plans to retain a core group of approximately 40 employees to facilitate a restart of mining and processing and to maintain and safeguard the longer term value of the asset.  The number of employees may be further reduced in 2014 as the Company continues to evaluate restart plans.

Upon emergence from Chapter 11 reorganization on March 24, 2009, the Company became the successor to Apex Silver Mines Limited (the “Predecessor”) for purposes of reporting under the U.S. federal securities laws. Upon emergence from the Chapter 11 reorganization and as required by U.S. GAAP and per the guidance of Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), and ASC 852, “Reorganizations” (“ASC 852”), the Company applied fresh start accounting and adjusted all of the acquired assets and assumed liabilities to their respective fair values based on the Company’s reorganization value.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the consolidated balance sheet are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

2.              Impairment of Long Lived Assets

Velardeña Properties Asset Group

The Velardeña Properties asset group consists of the property, plant, and equipment and working capital related to the Velardeña Properties. Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the recoverability of its long-lived assets, including property, plant and equipment, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Prices for silver and gold decreased approximately 34% and 26% respectively from March 31, 2013 to June 30, 2013.  The significant decrease in metals prices and the shutdown of mining and processing at the Velardeña Properties at the end of the second quarter (see Note 1) were events that required an assessment of the recoverability of the Velardeña Properties asset group at June 30, 2013. Per the guidance of ASC 360, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows from the Velardeña Properties, the Company determined that the Velardeña Properties asset group was impaired. As a result, at June 30, 2013 the Company wrote the asset group down to its fair value and recorded an impairment charge of $229.4 million related to the property, plant and equipment. In addition, the Company recorded an additional impairment charge of approximately $5.9 related to the Velardeña Properties asset group property, plant and equipment at December 31, 2013 as discussed below.

The Company also recomputed deferred tax assets and liabilities associated with the Velardeña Properties asset group and determined, based on the new carrying value of the Velardeña Properties asset group, that no net deferred tax liabilities exist. Therefore, the net deferred tax liabilities calculated prior to the impairment of approximately $45.0 million were written off and the Company recorded an income tax benefit equal to that amount for the quarter ended June 30, 2013 (see Note 14).

In arriving at a fair value for the Velardeña mineral deposit and exploration properties at June 30, 2013, the Company used a market valuation approach, which the Company deemed reasonable under the circumstances, that considered a combination of: (1) recently published market data reflecting an average in the ground mineral resource value for a representative group of junior silver mining companies primarily located in Mexico and South America, and (2) recent mineral resource acquisition and development cost data provided by a third party mining engineering consultant. From this data the Company inferred an enterprise value for the Velardeña Properties of approximately $0.39 per ounce of estimated equivalent silver ounces contained in the Velardeña Properties deposit.  From the derived enterprise value the Company subtracted the fair value assigned to tangible assets and working capital to arrive at a residual value for the mineral and exploration properties.  Using this approach, the Company determined that the Velardeña Property and exploration properties had a fair value of approximately $21.2 million at June 30, 2013 resulting in an impairment charge of $215.1 million.

At December 31, 2013 the Company reviewed the remaining carrying value of the Velardeña Properties mineral deposit and determined that the published market data reflecting an average in the ground mineral resource value had decreased in value since the June 30, 2013 analysis.  From the published data at December 31, 2013 the Company inferred an enterprise value for the Velardeña Properties of approximately $0.29 per ounce of estimated equivalent silver ounces contained in the Velardeña Properties deposit.  From the derived enterprise value the Company subtracted the fair value assigned to tangible assets and working capital to arrive at a residual value for the mineral resource.  Using this market valuation approach, the Company determined that the Velardeña mineral resource had a fair value of approximately $15.4 million at December 31, 2013 resulting in an additional impairment charge of approximately $5.9 million.

The tangible assets at the Velardeña Properties were separately analyzed by a third party valuation firm using available market data to determine a fair value based on the net realizable value that could be received in a sale to a third party. The market data was derived by researching the secondary equipment market on sales and/or offers for sale of similar assets. The tangible assets were determined to have a fair value of approximately $9.6 million, resulting in an impairment charge of approximately $14.3 million at June 30, 2013.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The market valuation approach used in the determination of fair value falls within level 3 of the fair value hierarchy per ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (see Note 13) and relies upon assumptions related to the condition and location of the Velardeña Properties asset group in comparison to other corroborated observable market data.

The following table details the components of the impairment of the Velardeña Properties Asset Group:

	Net Book Value		Net Book Value		Net Book Value
	Prior to	Jun. 30, 2013	After	Dec. 31, 2013	After
	Impairment at	Impairment	Impairment at	Impairment	Impairment at
	Jun. 30, 2013	Charges	Jun. 30, 2013	Charges	Dec. 31, 2013
	(in thousands)
Mineral properties (1)	$232,805	$211,608	$21,197	$5,916	$15,384
Exploration properties	3,472	3,472	—	—	—
Tangible assets (2)	23,928	14,330	9,598	—	8,485
	$260,205	$229,410	$30,795	$5,916	$23,869

(1)         The December 31, 2013 mineral properties net book value reflects a $0.1 million adjustment recorded during the fourth quarter of 2013 in addition to the impairment charge.

(2)         The December 31, 2013 tangible assets net book value reflects depreciation and asset disposals recorded during the third and fourth quarters of 2013.

San Diego Property Asset Group

The Company has a 50% ownership interest in the San Diego exploration property, which is located approximately 10 kilometers from the Velardeña Properties.  The property interest was acquired as part of the ECU merger transaction, which occurred on September 2, 2011, and the property was assigned a value of $9.3 million as part of the purchase accounting associated with the transaction.  Because of its close proximity to the Velardeña Properties, the San Diego property could become a source of additional ore for the Velardeña Properties if developed in the future. The San Diego property is included in the Velardeña Properties reporting segment but is separate from the Velardeña Properties asset group.  Per the guidance of ASC 360, the Company assesses the recoverability of its property, plant and equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  As discussed above relating to the impairment of long lived assets associated with the Velardeña Properties asset group, the significant decrease in metals prices and shutdown of mining and processing at the Velardeña Properties were events that required the assessment of the recoverability of the carrying amounts of the San Diego property.

Because the San Diego property is in the exploration stage a market valuation approach was used to determine the fair value for the property. Because of the close proximity and geological similarities of the San Diego property to the Velardeña Properties mineral deposit and exploration properties, and given that both the San Diego property and the Velardeña Properties mineral deposit and exploration properties were originally recorded at fair value at the same time as part of the ECU merger transaction,  the Company determined that the impairment of the Velardeña mineral deposit and exploration properties provided a reasonable estimate for the decline in fair value of the San Diego property.  As such, at June 30, 2013 the Company determined that the fair value of the San Diego property was $0.8 million, resulting in an impairment charge of $8.5 million, as shown in the table below.

As shown in the table below the Company recorded an additional impairment of approximately $0.2 million at December 31, 2013.  As discussed above for the Velardeña Properties asset group, the additional impairment is the result of the published market data reflecting an average in the ground mineral resource value that had decreased in value since the June 30, 2013 analysis.

The market valuation approach used in the determination of fair value falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and relies upon assumptions related to the condition and location of the San Diego property in comparison to other corroborated observable market data.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The following table details the components of the impairment of the San Diego Property Asset Group:

	Net Book Value		Net Book Value		Net Book Value
	Prior to	Jun. 30, 2013	After	Dec. 31, 2013	After
	Impairment at	Impairment	Impairment at	Impairment	Impairment at
	Jun. 30, 2013	Charges	Jun. 30, 2013	Charges	Dec. 31, 2013
	(in thousands)
Exploration properties	$9,260	$8,428	$832	$231	$601
	$9,260	$8,428	$832	$231	$601

3.                          Impairment of Goodwill

Goodwill is all related to the acquisition of the Velardeña Properties as part of the ECU merger transaction and is primarily the result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of both the assets acquired and liabilities assumed.  Per the guidance of ASC 350, “Intangible — Goodwill and Other” (“ASC 350”), the Company assesses the recoverability of its goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the goodwill may be impaired.

2013 Impairment

The carrying value of goodwill, related to the Mexico ECU reporting unit, has been fully written off at December 31, 2013 compared to $11.7 million at December 31, 2012.  As discussed in Note 2, regarding the impairment of long lived assets related to the Velardeña Properties asset group, the significant decrease in metals prices and shutdown of mining and processing at the Velardeña Properties during 2013 were events that also required an assessment of whether goodwill had been impaired. The Company recorded an $11.2 million impairment charge at June 30, 2013 and further reduced the carrying value of goodwill from $0.5 million to zero at December 31, 2013.

The Company used an analysis of discounted after-tax cash flows to calculate the implied goodwill of the Velardeña Properties asset group following the guidance of ASC 805. Several mining, processing and shutdown scenarios were combined to arrive at a single projection of cash flows using a weighted average approach, which assigned probabilities to the occurrence of each individual scenario.  The cash flow analysis used in the impairment assessment for goodwill related to the Velardeña Properties falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and includes various inputs including the weighted average cost of capital of 21%, projected future metals prices, and assumptions from the Company’s Velardeña Properties mining and processing plans. The most significant unobservable factors are certain assumptions used in the Velardeña Properties mining and processing plans and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput consistent with projected mining and processing plans under the various mining and processing scenarios, 3) the Company’s projections of operating costs, and 4) the weighting of mining and processing scenarios.  The weighted average cost of capital and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data. Metals prices used in the cash flow analysis for silver ranged from $23.80 to $18.06 per ounce and for gold ranged from $1,440 to $1,198 per ounce.

2012 Impairment

The carrying value of goodwill, related to the Mexico ECU reporting unit, was $11.7 million at December 31, 2012 compared to $70.2 million at December 31, 2011.  During the third and fourth quarters of 2012,  the Company’s forecast of future gold and silver prices had decreased by approximately 20% and certain assumptions related to ore processing throughput rates and other aspects of the long term mining and processing plan for the Velardeña Properties had changed.  As a result of these changes, and per the guidance of ASC 350, the Company completed an impairment analysis of the goodwill carrying value.  The analysis indicated that goodwill was impaired and the Company recorded

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

impairment charges of $57.2 million during the third quarter 2012 and $1.3 million during the fourth quarter 2012 for a total of $58.5 million for the year.

The impairment amounts recorded during 2012 were calculated by applying the income approach to determine the fair value of the net assets of the reporting unit per the guidance of ASC 820.  The Company utilized discounted cash flows and an excess earnings model to determine the fair value of the entity and the implied goodwill. This model falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and includes various inputs including the weighted average cost of capital, future metals prices, and assumptions from the Company’s Velardeña Properties mining and processing plan extended over a twenty five year period. The most significant unobservable factors are certain assumptions used in the Velardeña Properties mining and processing plan and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput consistent with a plan to ramp up to 1,150 tonnes per day by 2015, and 3) the Company’s projections of mining and processing costs.  The weighted average cost of capital of 21% and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data.  Metals prices used in the analysis for silver ranged from $34.78 to $23.77 per ounce and for gold from $1,866 to $1,394 per ounce.

4.              Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; estimates of recoverable metals in stockpiles; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

The policies adopted, considered by management to be significant, are summarized as follows:

a.             Basis of consolidation

All of the Company’s consolidated subsidiaries are 100% owned and as such the Company does not recognize a noncontrolling interest in any of its subsidiaries.  All intercompany transactions and balances have been eliminated at consolidation.

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

d.             Investments

Available for Sale — Available for sale securities are recorded at fair value, with unrealized gains or losses recorded as a component of equity, unless the value of the security is considered other than temporarily impaired.  Realized gains and losses and non-temporary impairments in value are recorded in the statement of operations.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

e.             Inventories

Metals inventories at the Velardeña Properties consisted of marketable products including doré, concentrates and precipitates.  Metals inventory were carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete processing and bring the product to sale. Costs included in metals inventory included direct and indirect costs of mining and processing, including depreciation.  At December 31, 2012 the Company had written down its metals inventory to net realizable value with excess costs included in cost of sales and depreciation. The Company did not have any metals inventories at December 31, 2013.

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

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves at the Velardeña Properties, or any of the Company’s other properties. As such, the Company expenses costs as incurred related to the extraction of mineralized material at its Velardeña Properties.  The Company established a cost basis for the mineralized material at the Velardeña Properties as a result of purchase accounting for the Company’s business combination transaction with ECU in September 2011, the transaction pursuant to which the Company acquired the Velardeña Properties. Mineral properties acquired in the ECU merger were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. Although the Company has not demonstrated the existence of proven and probable reserves, and the Company has not completed a pre-feasibility economic assessment, the Company had established the existence of mineralized material that was used in assigning value to mineral properties for purchase accounting purposes. The subsequent extraction of this mineralized material has provided a reasonable basis for the calculation of units-of-production depreciation for the cost basis in the mineral properties.

As a requirement of fresh start accounting, certain exploration properties were recorded at their fair market value upon emergence from Chapter 11 reorganization on March 24, 2009.  On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company’s minimum requirements for continued evaluation.  The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any are written off and reflected in other operating gains and losses, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Costs of exploration subsequent to the application of fresh start accounting have and will continue to be expensed.

g.             Property, plant and equipment and long lived asset impairment

Buildings are depreciated using the straight—line method over the estimated useful lives of 30 to 40 years or the life of the mine whichever is shorter.  Mining equipment and machinery excluding the plant are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter.  Mineral properties with proven and probable reserves and the plant are depreciated using units of production based on estimated mine reserves.  Other furniture and equipment are depreciated using the straight-line method over estimated useful lives

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

of three to five years.  Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

As discussed above, the Company does not have any properties with proven or probable reserves including the the Velardeña Properties.

Property, plant and equipment are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its property, plant and equipment, including goodwill, at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset (see Notes 2 and 3).

ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least annually or whenever events or changes in circumstances indicate the goodwill may be impaired.  All of the goodwill recorded on the Company’s books is related to the Velardeña Properties acquired in the Transaction, which is considered by the Company to be a separate reporting unit (see Note 3).

h.             Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 11).

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

i.              Revenue Recognition

Following the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), the Company recognizes “Revenue from the sale of metals” at the earliest point that both risk of loss and title transfer to the purchaser pursuant to the terms of the Company’s sales agreements. Prices for doré, concentrate and precipitate sales are fixed according to terms included in the sales agreements, which generally call for final pricing based on average metals prices observed over specific periods that range from 10 days prior to the transfer of title to the month following the month the product is received by the purchaser.  Revenue is recorded based on estimated metals contained in the product from assay data and using either actual or projected prices for the pricing period specified in the sales agreement.  Upon final settlement revenue may be adjusted for changes in actual contained metals and final metals prices.

j.            Stock compensation

Stock based compensation costs are recognized per the guidance of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award (see Note 15).  Stock grants are valued at their grant date at fair value which in the case of options requires the use of the Black-Scholes option pricing model. Per ASC 718 the grants may be classified as equity grants or liability grants depending on the terms of the grant.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

k.             Net income (loss) per Common Stock/Ordinary Share

Basic income (loss) per share is computed by dividing net income (loss) available to holders of the Company’s Common Stock by the weighted average number of Common Stock/Ordinary Shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock or Ordinary Shares were exercised or converted into Common Stock or Ordinary Shares.

At December 31, 2013 and 2012, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

l.              Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments.  Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.  For the years ended December 31, 2013 and 2012 Comprehensive Income (Loss) included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Loss.

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

n.             Recently Adopted Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. The purpose of this accounting standard update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement regarding presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  The Company had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2012 and December 31, 2013.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations and is not expected to have an impact in the future.

o.             Recently Issued Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 will be effective for the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Company in the first quarter of 2014. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The following table summarizes the Company’s investments at December 31, 2012:

December 31, 2012	Cost	Estimated Fair Value	Carrying Value
Investments:
Short-term:
Warrant to purchase common stock	$124	$—	$—
Available for sale common stock	$207	$242	$242
Total available for sale	331	242	242
Total short term	$331	$242	$242

The Company did not hold any investments at December 31, 2013. The available for sale common stock at December 31, 2012 consisted of 3.0 million shares of a junior mining company received during the third quarter 2012 related to the 2011 sale of the Company’s Paca Pulacayo property in Bolivia. During the first quarter 2013 all of the shares were sold for net proceeds of approximately $0.2 million resulting in a nominal loss recorded to interest and other expense.

At December 31, 2012, the Company held warrants to purchase common stock of a junior mining company which were acquired in a transaction related to the Company’s exploration activities.  The warrants expired on January 6, 2013 and had a nominal carrying value of less than one thousand dollars at December 31, 2012.

Quoted market prices at December 31, 2012 were used to determine the fair values of the above investments.  See Note 13 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

6.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,
	2013	2012
	(in thousands)
Prepaid insurance	$687	$611
Prepaid contractor fees and vendor advances	193	148
Taxes receivable	96	—
Recoupable deposits and other	115	285
	$1,091	$1,044

December 31, 2013

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

In addition, included in non-current assets at December 31, 2013 is approximately $30,000 of prepaid insurance on which amortization will be recognized through 2015.

December 31, 2012

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

In addition, included in non-current assets at December 31, 2012 is approximately $163,000 of prepaid insurance on which amortization will be recognized through 2015.

7.             Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,
	2013	2012
	(in thousands)
Metals inventory	$—	$2,076
In-process inventory	—	228
Material and supplies	449	1,084
	$449	$3,388

The Company had no metals or in process inventories at December 31, 2013 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1).

At December 31, 2012, the Company had written down its metals inventory to net realizable value including a charge to cost of metals sold of approximately $2.7 million and a charge to depreciation expense of approximately $0.8 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

8.              Value added tax recoverable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

9.              Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,
	2013	2012
	(in thousands)
Mineral properties	$22,397	$239,200
Exploration properties	2,993	15,685
Royalty properties	200	200
Buildings	2,349	4,808
Mining equipment and machinery	19,441	29,185
Other furniture and equipment	1,054	2,204
Asset retirement cost	2,087	1,883
	50,521	293,165
Less: Accumulated depreciation & amortization	(18,146)	(12,260)
	32,375	280,905

During the year ended December 31, 2013 the Company relinquished the rights to two exploration properties in Mexico that did not meet the Company’s minimum requirements for continued evaluation. The properties had a carrying value of approximately $0.2 million which is included in Loss from operations.  The Company did not relinquish the rights to any exploration properties during the year ended December 31, 2012 that had a carrying value.

During 2013 the Company reduced the carrying value of the Velardeña Properties property, plant and equipment by $235.3 million and the carrying value of the San Diego mineral property by $8.6 million and recorded $244.0 million of impairment charges on the accompanying Consolidated Statement of Operations and Comprehensive Loss (see Note 2).  The table below sets forth the detail of the impairment charges recorded to the Velardeña Properties property, plant and equipment and the San Diego mineral property:

	Impairment Charges
	Velardeña
	Properties	San Diego	Total
	Asset Group	Asset Group	Impairment

Mineral properties	$217,524	$—	$217,524
Exploration properties	3,472	8,659	12,131
Royalty properties	—	—	—
Buildings	3,036	—	3,036
Mining equipment and machinery	10,394	—	10,394
Other furniture and equipment	900	—	900
Asset retirement cost	—	—	—
	235,326	8,659	243,985

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The carrying value after the impairment represents the fair value of the assets as discussed in Note 2.

During the second quarter 2012, the Company completed the sale of its 1% net smelter return royalty interest in the Platosa property to Excellon Resources Inc. for $2.4 million and recorded a $1.8 million gain on the sale which is reflected in Interest and other income on the accompanying Statements of Operations and Comprehensive Loss.  The remaining royalty property is a property located in Mexico on which the Company has retained net smelter return royalty rights. There has been no royalty production from this property to date.

During the fourth quarter 2012, the Company sold exploration properties in Mexico, Peru and Bolivia for total proceeds of $2.5 million and recorded gains of $2.2 million which is reflected in Other operating income on the accompanying Statements of Operations and Comprehensive Loss.

The ARC is all related to the Company’s Velardeña Properties in Mexico and was adjusted during the second quarter 2012 based on the completion of a mine closure plan during the period as discussed in detail in Note 11.

Assets Held for Sale

During the fourth quarter of 2012, the Company obtained approval from its Board of Directors to sell most of its exploration concessions in Peru. The $0.6 million carrying value of the properties was reflected in Assets held for sale in the accompanying Consolidated Balance Sheets at December 31, 2012.  During February 2013, the Company entered into an agreement to sell the exploration concessions in Peru to Compañía de Minas Buenaventura S.A.A. (“Buenaventura”) for $3.5 million. The Company recorded a gain, net of carrying value, on the sale of the properties to Buenaventura of $2.9 million, included in Other operating income in the Consolidated Statement of Operations and Comprehensive Loss.

10.                               Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)

Accounts payable and accruals	$717	$4,098
Accrued employee compensation and benefits	648	2,134
	$1,365	$6,232

December 31, 2013

Accounts payable and accruals at December 31, 2013 are primarily related to amounts due to contractors and suppliers in the amounts of $0.4 million, $0.2 million and $0.1 million related to the Company’s Velardeña Properties, corporate administrative activities and exploration, respectively.  In the case of the Velardeña Properties, amounts due also include value added tax payable that is not an offset to the value added tax receivable.

Accrued employee compensation and benefits at December 31, 2013 consist of $0.1 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

December 31, 2012

Accounts payable and accruals at December 31, 2012 are primarily related to amounts due to contractors and suppliers in the amounts of $3.0 million, $0.7 million and $0.4 million related to the Company’s Velardeña Properties, corporate administrative activities and exploration, respectively.  In the case of the Velardeña Properties, amounts due also include value added tax payable that is not an offset to the value added tax receivable.

Accrued employee compensation and benefits at December 31, 2012 consist of $0.1 million of accrued vacation payable and $2.0 million related to withholding taxes and benefits payable, of which $1.7 million is related to activities at the Velardeña Properties.

Key Employee Long-Term Incentive Plan

On December 13, 2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”), which became effective immediately. The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to a stockholder approved plan, measured generally by the price of the Company’s common stock on the settlement date. Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

On December 13, 2013 the Company granted an officer of the Company 172,500 KELTIP Units of which 75,833 KELTIP Units were vested as of the Grant Date and 48,333 KELTIP Units vest on the first anniversary of the grant date and the final 48,334 KELTIP Units vest on the second anniversary of the grant date. The KELTIP Units were granted to the officer per the terms of a Stock Surrender and Unit Grant Agreement dated December 13, 2013, whereby the officer surrendered to the Company 172,500 previously granted restricted shares, 27,500 of which had vested (see Note 15) and was granted 172,500 KELTIP Units. At December 31, 2013 the Company had recorded a liability of $81,000 related to the KELTIP Units grant which is included in Accrued employee compensation and benefits in the table above. The KELTIP Units were valued at fair value as determined by the closing price of the Company’s common stock on the grant date per the guidance of ASC 718.

11.                               Asset Retirement and Reclamation Liabilities

The Company recorded an approximately $3.5 million ARO and offsetting ARC related to the Velardeña Properties upon the acquisition of ECU.  The Company, with the help of a third party engineering firm, estimated the ARO and ARC based on the engineering firm’s experience with mining properties of similar size and scope as that of the Velardeña Properties. Shortly after the completion of the ECU acquisition the Company retained the services of another engineering firm to complete a detailed closure plan for the Velardeña Properties.  That plan was completed during the second quarter 2012 and indicated an ARO and ARC of approximately $1.9 million.  The ARO and ARC amounts were adjusted accordingly as set forth in changes in estimates, and other in the table below.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  The Company recognized approximately $0.2 million accretion expense for each of the years 2013 and 2012.  The Company also recognized approximately $0.2 million of amortization expense related to the ARC for each of the years 2013 and 2012.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The following table summarizes activity in the Velardeña Properties ARO:

	December 31,
	2013	2012
	(in thousands)
Beginning balance	$2,080	$3,577

Changes in estimates, and other	203	(1,656)
Accretion expense	184	159
Ending balance	$2,467	$2,080

The reclamation liability includes approximately $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively, related to activities at our El Quevar project in Argentina.

12.       Other Liabilities

The Company recorded Other current liabilities of $4.4 million at December 31, 2013 and $7.1 million at December 31, 2012.  The December 31, 2013 and 2012 amounts include a loss contingency of $4.4 million and $4.6 million, respectively. The 2012 amount also included an unrecognized tax benefit of $2.5 million.  The loss contingency relates to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.  The unrecognized tax benefit was related to foreign withholding taxes that the government could assert were owed on intercompany balances between subsidiaries prior to the capitalization of such balances (see Note 14).  The foreign withholding tax statute of limitations related to the loss contingency will expire in 2015. The amounts include estimated interest, penalties and other adjustments.

The Company had recorded other long term liabilities of $0.1 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.  Both amounts are related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease.  The amounts are all related to the corporate headquarters office lease which was renegotiated and extended during the first quarter 2014 (see Note 18).

13.                               Fair Value Measurements

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company has consistently applied the valuation techniques discussed in Notes 2 and 3 in all periods presented.

The following table summarizes the Company’s financial assets at fair value at December 31, 2013, and 2012 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2013
Assets:
Cash equivalents	$19,146	$—	$—	$19,146
Trade accounts receivable	25	—	—	25
	$19,171	$—	$—	$19,171

At December 31, 2012
Assets:
Cash equivalents	$44,406	$—	$—	$44,406
Short-term available for sale securities	242	—	—	242
Trade accounts receivable	1,291	—	—	1,291
	$45,939	$—	$—	$45,939

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within level 1 of the fair value hierarchy.

The Company’s short-term available for sale securities are classified within level 1 of the fair value hierarchy and are comprised of common stock, which has been valued using quoted prices in active markets.

The Company’s trade accounts receivable is classified within level 1 of the fair value hierarchy and is related to the sale of metals at our Velardeña Properties and is valued at published metals prices per the terms of the refining and smelting agreements.

The Company did not have any level 2 or level 3 financial assets at December 31, 2013 or 2012.

Non-recurring Fair Value Measurements

The following table summarizes the Company’s non-recurring fair value measurements at December 31, 2013, and 2012 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2013
Assets:
Mineral properties	$—	$—	$22,397	$22,397
Exploration properties	—	—	2,993	2,993
Goodwill	—	—	—	—
	$—	$—	$25,390	$25,390

At December 31, 2012
Assets:
Mineral properties	$—	$—	$239,200	$239,200
Exploration properties	—	—	15,685	15,685
Goodwill	—	—	11,666	11,666
	$—	$—	$266,551	$266,551

The Company assesses the fair value of its long lived assets, including goodwill, at least annually or more frequently if circumstances indicate a change in the fair value has occurred.  The valuation policies are approved by the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

To determine the fair value of mineral properties and exploration properties the Company uses a market valuation approach which falls within level 3 of the fair value hierarchy. The market valuation approach relies upon assumptions related to the condition and location of the Properties in comparison to other corroborated observable market data for similar properties. In arriving at a fair value for the Velardeña mineral deposit and exploration properties and the San Diego exploration property the Company considered recently published market data reflecting an average in the ground mineral resource value for a representative group of junior silver mining companies primarily located in Mexico and South America. See Note 2 for details related to the unobservable inputs.

The Company uses an after tax discounted cash flow model to determined the implied fair value of the goodwill related to the Company’s  Velardeña Properties.  The goodwill model falls within level 3 of the fair value hierarchy and includes various inputs including the weighted average cost of capital, future metals prices, and assumptions from the Company’s Velardeña Properties mining and processing plan. The most significant unobservable factors are certain assumptions used in the Velardeña Properties mining and processing plan and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput, and 3) the Company’s projections of mining and processing costs. See Note 3 for details related to the unobservable inputs.

14.               Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.

The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
CURRENT TAXES:
United States	$—	$—
Other Countries	(2,450)	(330)
	$(2,450)	$(330)
DEFERRED TAXES:
United States	$—	$—
Other Countries	(47,236)	(7,684)
	$(47,236)	$(7,684)
Total Income Tax Provision (Benefit)	$(49,686)	$(8,014)

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
United States	$(8,632)	$(12,107)
Other Countries	(281,434)	(87,932)
	$(290,066)	$(100,039)

In 2013 the Company recorded a $47.2 million deferred tax benefit related primarily to the impairment of long lived assets of the Velardeña Properties.  In 2013 the Company also recorded a current tax benefit of $2.5 million related to the effective settlement of an unrecognized tax benefit in Mexico.  In 2012 the Company recorded a $7.7 million deferred tax benefit related primarily to Mexico net operating losses and a current tax benefit of $0.3 million due to the lapse of statute of limitations of an unrecognized tax benefit in Mexico.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income (loss) is summarized below.

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Tax expense (benefit) at US rate of 34%	$(98,623)	$(34,013)
Other adjustments:
Non-deductibility of goodwill impairment	3,500	16,377
Rate differential of other jurisdictions	11,047	4,734
Effects of foreign earnings	(6,671)	(2,546)
Change in valuation allowance	37,894	5,885
Effect of a change in tax rates	3,153	—
Loss carryforwards removed due to disposal of subsidiary	—	1,441
Other	14	108
Income tax provision	$(49,686)	$(8,014)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended
	December 31,
	2013	2012
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$84,893	$57,169
Stock-based compensation	1,691	1,163
Property, plant and equipment	7,838	18,927
Other	1,239	1,555
	95,661	78,814
Less: Valuation allowance	(92,795)	(60,921)
Total deferred tax assets	2,866	17,893

Deferred tax liabilities:
Property, plant and equipment	(2,388)	(64,232)
Other	(478)	(733)
Total deferred tax liabilities	(2,866)	(64,965)
Net deferred tax asset (liability)	$—	$(47,072)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2013 was zero.  The net deferred tax liability as of December 31, 2012 was $47.1 million, consisting primarily of a $63.7 million deferred tax liability related to the basis differences of the property, plant and equipment of our Velardeña Properties, and a $16.3 million deferred tax asset related to Mexico net operating losses, respectively.

At December 31, 2013, the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $277.9 million.  Of these, $97.0 million is related to the Velardeña Properties in Mexico and expire in future years through 2023;  $24.0 million is related to other Mexico exploration activities and also expire in future years through 2023;  $44.3 million of net operating losses exist in Luxembourg and have no expiration date; and $69.9 million exist in other non-U.S. countries and will expire in future years through 2033.  In the U.S. there are $42.7 million of net operating loss carryforwards which will expire in future years through 2033.  A portion of the U.S. net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382, relating to two change of control events triggered by the Company’s public offering of its common stock in March 2010 and by the Company’s acquisition of ECU in September 2011.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The valuation allowance offsetting the Company’s deferred tax assets of $92.8 million and $60.9 million at December 31, 2013 and 2012, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, principally net operating loss carryforwards, in various tax jurisdictions.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation.  The Company’s tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.

The Company had unrecognized tax benefits of $2.5 million, including estimated penalties and interest, as of December 31, 2012, and no unrecognized tax benefits were stated on the Consolidated Balance Sheet as of December 31, 2013.  During 2013 an unrecognized tax benefit was effectively settled with taxing authorities.  Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which includes unrecognized tax benefits presented net of deferred tax assets on the Consolidated Balance Sheet, and also excludes any estimated penalties and interest on all identified unrecognized tax benefits.

	The Year Ended December 31,
	2013	2012
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$2,841	$2,790
Increases for tax positions taken during prior years	17	329
Decreases relating to settlements with taxing authorities	(889)	—
Reductions due to lapse of statute of limitations	(301)	(278)
Gross unrecognized tax benefits at end of period	$1,668	$2,841

Tax years as early as 2009 remain open and are subject to examination in the Company’s principal tax jurisdictions.  Certain of the Company’s subsidiaries in Mexico are under examination by the Mexico tax authorities for fiscal years 2011 and 2013.  The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months.  The total amount of interest and penalties recognized in the statement of operations for 2013 and 2012 is an income tax benefit of $1.3 and $0.1 million, respectively and there are no interest and penalties recognized in the statement of financial position as of December 31, 2013.  The Company and the Predecessor classify income tax related interest and penalties as income tax expense.

15.               Equity

Public offerings, private placements and registered offering of the Company’s common stock

On September 19, 2012, the Company completed a registered offering (the “Offering”) of 5,497,504 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, and warrants (the “Warrants”) to purchase 2,748,752 shares of the Company’s common stock. The Shares and Warrants were sold in units (“Units”) at a price of $5.75 per Unit, with each Unit consisting of one Share of the Company’s common stock and a Warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants became exercisable on March 20, 2013, at an exercise price of $8.42 per share and will expire on September 19, 2017, five years from the date of issuance. The Shares and the Warrants were issued separately. The underwriter purchased the Units at a price of $5.4625 per Unit, which was net of the underwriting discount of 5 percent. The Company received net proceeds from the Offering of approximately $29.4 million after the underwriter discount of approximately $1.6 million and other costs of approximately $0.6 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

On September 19, 2012 the Company also completed a private placement with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 1,365,794 Units, with each Unit consisting of one share of the Company’s common stock and a Warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants became exercisable on March 20, 2013, at an exercise price of $8.42 per share and will expire on September 19, 2017, five years from the date of issuance. Each Unit was priced at $5.4625, the same discounted price paid by the underwriter in the Offering. The Company received net proceeds from the private placement of approximately $7.5 million after the discount of approximately $0.4 million. Following the completion of the Private Placement and the Offering, Sentient continued to hold approximately 19.9% of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees). Sentient is an independent private equity firm that manages investments in the global resources industry.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2013 and 2012 and changes during the years then ended:

	The Year Ended December 31,
	2013		2012
Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	823,500	$5.67	223,000	$11.54
Granted during the year	637,000	0.76	717,500	4.79
Restrictions lifted during the year	(200,029)	6.54	(112,000)	11.67
Forfeited during the year	(344,500)	4.60	(5,000)	6.19
Outstanding at end of year	915,971	$2.47	823,500	$5.67

In connection with performance and reductions in work force, the Company’s Compensation Committee and Board of Directors approved a 10% annual salary reduction effective June 1, 2013 for certain officers of the Company. In conjunction with the salary reduction, expected to be in effect for one year, the Compensation Committee approved a grant of an aggregate of 149,500 restricted shares to the officers effective June 1, 2013. The stock will vest one year from the grant date. In addition, 2,500 shares of restricted stock were granted to a new employee hired during the period.  One third of the restricted stock granted to the employee vests on each of the first, second and third anniversaries of the grant dates, provided the employee continues to serve the Company at that time.  The remaining 485,000 shares were granted to officers during December 2013 as a portion of their annual compensation. One third of the December 2013 restricted stock grants will vest on each of the first, second and third anniversaries of the grant dates, provided the officer continues to serve the Company at that time.

Restrictions were lifted on 187,629 shares during 2013 on the anniversaries of grants made to officers and employees in prior years and restrictions were lifted on 12,400 shares related to an employee’s retirement.

Included in the forfeitures for 2013 are 199,500 unvested shares related to the resignation of two officers of the Company during the year. Also, included in the forfeitures for 2013 are 145,000 unvested shares that were surrendered to the Company on December 13, 2013 by an officer of the Company (see Note 10).  The surrender is the result of the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

determination by the Board of Directors of the Company that the officer had been granted shares of common stock during 2012 in excess of the 150,000 share limit per the Equity Plan on grants to any one individual in one calendar year. In addition the officer also surrendered 27,500 vested shares that were granted in 2010 and vested in 2011 that were also determined to be in excess of the 150,000 share limit. Per the terms of a Stock Surrender and Grant Agreement entered into on December 13, 2013 with the officer, the officer was granted 172,500 KELTIP Units (see Note 10).

For the years ended December 31, 2013 and 2012 the Company recognized approximately $1.0 million and $2.4 million, respectively, of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.7 million over the next 36 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2013 and 2012 and changes during the years then ended:

	The Year Ended December 31,
	2013		2012
Equity Plan Options	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	118,810	$8.01	136,810	$8.01
Granted during the year	—	—	—	—
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	(8,000)	$8.01	(18,000)	$8.01
Outstanding at end of year	110,810	$8.01	118,810	$8.01
Exercisable at end of period	110,810	$8.01	118,810	$8.01
Granted and vested	110,810	$8.01	118,810	$8.01

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table.  Expected volatilities are based on the historical volatilities of the Company’s shares.  The Company uses historical data to estimate option exercises and forfeitures within the Black-Scholes model. The expected term of the options granted represents the period of time that options granted are expected to be outstanding, based on past experience and future estimates and includes data related to both employees and directors.  The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company currently does not foresee the payment of dividends in the near term.

Year Ended
December 31,
2010
Expected volatility	73.20%
Weighted average volatility	73.20%
Expected dividend yield	—
Expected term (in years)	5
Risk-free rate	1.50%

As a result of the ECU merger all of the outstanding stock option grants vested on September 2, 2011.  As a result of the accelerated vesting the awards were fully expensed at December 31, 2011 and the Company did not recognize any expense related to the outstanding options during the years ended December 31, 2013 and 2012.

Also, pursuant to the Equity Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan the non-employee directors receive a portion of their compensation in the form of Restricted Stock

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Units (“RSUs”) issued under the Equity Plan. The RSUs vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2013 and 2012 and changes during the years then ended:

	For the Year Ended December 31,
	2013		2012
Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	143,995	$7.21	63,781	$11.57
Granted during the year	441,290	1.59	80,214	3.74
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	—	—	—	—
Outstanding at end of year	585,285	$2.97	143,995	$7.21

For the years ended December 31, 2013 and 2012 the Company recognized approximately $0.6 million and $0.2 million, respectively, of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.2 million over the next six months.

16.               Sale of Metals and Cost of Metals Sold

During the years ended December 31, 2013 and 2012, the Company sold marketable products including concentrates and precipitates from its Velardeña Properties.  During 2012, the Company also sold doré products from its Velardeña Properties. During 2012 and 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one doré and precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At December 31, 2012, the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.7 million and a charge to depreciation expense of approximately $0.8 million. The Company had no metals inventory at December 31, 2013 as a result of the suspension of mining and processing at its Velardeña Properties (see Note 1).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

17.                               Cash Flow Information

The following table reconciles net income (loss) for the period to cash from operations:

	The Year Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(240,380)	$(92,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,927	10,012
Loss on sale of investments	133	52
Gain on sale of assets, net	(3,626)	(4,070)
Accretion of asset retirement obligation	184	101
Asset write off	30	521
Write off of loss contingency	(2,450)	—
Impairment of long lived assets	243,985	—
Impairment of goodwill	11,666	58,489
Fair value of stock/warrants received for mineral rights	—	(270)
Deferred income taxes	(47,634)	(8,014)
Foreign exchange (gain) loss on loss contingency	(8)	548
Foreign exchange (gain) loss on deferred tax liability	562	(847)
Stock compensation	1,555	2,588
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	1,266	(1,291)
Decrease in prepaid expenses and other assets	86	2,176
Decrease in inventories	2,511	1,071
Decrease (increase) in value added tax recoverable (net)	2,658	(3,106)
Decrease in accounts payable and accrued Liabilities	(5,159)	(2,487)
Decrease in deferred leasehold payments	(140)	(95)
Decrease in reclamation liability	(44)	—
Other increase (decrease)	—	6
Net cash used in operating activities	$(27,878)	$(36,641)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2013 and 2012.

18.                               Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2014	2015	2016	2017	2018	Thereafter

El Quevar mining concessions (estimated)	$34	$34	$34	$34	$34	$—
Velardeña mining consessions (estimated)	$12	$12	$12	$12	$12	$—
Office space	$397	$270	$242	$248	$255	$239
Dedicated communications link	$84	$70	$—	$—	$—	$—
Purchase option agreement	$550	$—	$—	$—	$—	$—

The Company is required to make payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $34,000 and $28,000 for the years ended December 31, 2013 and 2012, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2013 and 2012 the Company made such payments totaling approximately $9,000 and $23,000, respectively.  The payments include payments made related to adjacent exploration concessions on which there is no current mining.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties in Mexico, and exploration offices in Mexico and Argentina.  The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2014. The new lease reflects an approximately 46% reduction in space and an approximately 44% reduction in cost beginning March 1, 2014. The new lease expires November 30, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $257,000 and $305,000 for the years ended December 31, 2013 and 2012, respectively.

The dedicated communications link provides high band width communications to our Velardeña Properties in Mexico. The Company has entered into an agreement with communications services provider that requires monthly payments of $7,000 through October of 2015.

The purchase option agreement is a required payment to a current El Quevar concession owner in order to retain title to the property. The Company has the right to terminate the payment obligation and release the concession at any time.

The Company cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2013. If the Company restarts the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $11,800 per year for the life of the Velardeña mine. If the Company continues to construct a mine at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $34,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions.  Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

The Company has recorded a loss contingency of $4.4 million and $4.6 million at December 31, 2013 and 2012, respectively as discussed in Note 12.

19.                               Royalty Income

During 2004 the Company sold the mineral rights on a portion of its Platosa property in Mexico to Excellon Resources Inc. (“Excellon”) and retained a 5% net smelter return (“NSR”) royalty interest that decreases to a 2% NSR after the Company had received $4.0 million of royalty payments.  Excellon has been mining on the royalty section of the property and producing and selling silver, zinc and lead since 2006. During the fourth quarter of 2009 the Company sold its remaining interest in the Platosa property to Excellon for $2.0 million in cash and retained a 1% NSR royalty.  During the second quarter 2012 the Company sold its remaining 1% NSR royalty interest to Excellon for $2.4 million and recorded a $1.8 million gain on the sale which is reflected in Interest and other income on the accompanying Statements of Operations and Comprehensive Loss.  Prior to the sale of the NSR royalty interest, the Company earned NSR royalties from Excellon of $0.4 million during the year ended December 31, 2012.

The Company did not record any royalty income during the year ended December 31, 2013.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

20.                               Foreign Currency

The Company conducts exploration and mining activities primarily in Argentina and Mexico and gains and losses on foreign currency translation are related to those activities. The Company’s functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

21.                               Segment Information

The Company’s sole activity is the mining, construction and exploration of mineral properties containing precious metals.  The Company’s reportable segments are based upon the Company’s revenue producing activities and cash consuming activities. The Company reports two segments, one for its Velardeña Properties in Mexico and the other comprised of non-revenue producing activities including exploration, construction and general and administrative activities.  Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The financial information relating to the Company’s segments is as follows:

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative			Capital
The Year ended December 31, 2013	Revenue	to Sales	Amortization	Expense	Pre-Tax loss	Total Assets	Expenditures
				(in thousands)
Velardeña Properties	$10,680	$17,534	$5,978	$9,426	$278,195	$28,861	$1,767
Corporate, Exploration & Other	—	—	949	12,813	11,871	26,020	30
	$10,680	$17,534	$6,927	$22,239	$290,066	$54,881	$1,797

The Year ended December 31, 2012

Velardeña Properties	$26,086	$33,369	$8,635	$7,912	$81,600	$298,002	$9,531
Corporate, Exploration & Other	—	—	1,377	19,187	18,439	50,100	89
	$26,086	$33,369	$10,012	$27,099	$100,039	$348,102	$9,620

The Velardeña Properties segment pre-tax loss for the year ended December 31, 2013 includes charges of $255.7 million related to the impairment of long lived assets and goodwill as discussed in Notes 2 and 3. The decline in the Velardeña Properties segment total assets from December 31, 2012 to December 31, 2013 is also related to the impairment of the long lived assets and goodwill.  The Velardeña Properties segment pre-tax loss for the year ended December 31, 2012 includes a charge of $58.5 million related to the impairment of goodwill as discussed in Note 3. Goodwill was all related to the ECU merger and is therefore all related to the Velardeña Properties segment.

All of the revenue for the two years presented was from the Company’s Velardeña Properties in Mexico (see Note 16).  The revenue for both years was attributable to sales of precipitates and concentrates to five customers under varying agreements. The 2012 revenue also includes the sale of doré to one of the customers.