Form 10-Q
period 2014-03-31
Golden Minerals Co
filed 2014-05-01
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

AT APRIL 30, 2014, 43,530,833 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	March 31,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$15,020	$19,146
Trade receivables	—	25
Inventories (Note 5)	385	449
Value added tax receivable, net (Note 6)	1,843	1,765
Prepaid expenses and other assets (Note 4)	957	1,091
Total current assets	18,205	22,476
Property, plant and equipment, net (Note 7)	31,445	32,375
Prepaid expenses and other assets (Note 4)	—	30
Total assets	$49,650	$54,881

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,993	$1,365
Other current liabilities (Note 10)	3,978	4,405
Total current liabilities	5,971	5,770
Asset retirement obligation (Note 9)	2,541	2,602
Other long term liabilities (Note 10)	74	53
Total liabilities	8,586	8,425

Commitments and contingencies (Note 16)
Equity (Note 13)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,530,833 shares issued and outstanding for both periods	435	435
Additional paid in capital	494,913	494,647
Accumulated deficit	(454,284)	(448,626)
Shareholder’s equity	41,064	46,456
Total liabilities and equity	$49,650	$54,881

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except share data)
Revenue:
Sale of metals (Note 14)	$—	$5,830
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 14)	—	(8,872)
Exploration expense	(1,600)	(1,524)
El Quevar project expense	(334)	(1,087)
Velardeña project expense	—	(2,162)
Velardeña shutdown and care & maintenance costs	(1,249)	—
Administrative expense	(1,655)	(1,897)
Stock based compensation	(330)	(421)
Reclamation and accretion expense	(49)	(42)
Other operating income, net	2	3,198
Depreciation, depletion and amortization	(846)	(2,568)
Total costs and expenses	(6,061)	(15,375)
Loss from operations	(6,061)	(9,545)
Other income and (expense):
Interest and other income	394	205
Interest and other expense	—	(133)
Gain on foreign currency	9	735
Total other income	403	807
Loss from operations before income taxes	(5,658)	(8,738)
Income tax benefit	—	2,478
Net loss	$(5,658)	$(6,260)
Comprehensive loss:
Unrealized gain on securities	—	90
Comprehensive loss	$(5,658)	$(6,170)
Net loss per common share — basic
Loss	$(0.13)	$(0.15)
Weighted average common stock outstanding - basic (1)	42,893,617	42,803,822

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 15)	$(4,120)	$(11,301)
Cash flows from investing activities:
Sale of available for sale investments	—	198
Proceeds from sale of assets	1	3,790
Capitalized costs and acquisitions of property, plant and equipment	(7)	(881)
Net cash (used in) provided by investing activities	$(6)	$3,107
Cash flows from financing activities:
Net cash provided by financing activities	$—	$—
Net decrease in cash and cash equivalents	(4,126)	(8,194)
Cash and cash equivalents - beginning of period	19,146	44,406
Cash and cash equivalents - end of period	$15,020	$36,212

See Note 15 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	265,000	2	1,472	—	—	1,474
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(240,380)	—	(240,380)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	—	—	330	—	—	330
KELTIP mark-to-market	—	—	(64)	—		(64)
Net loss	—	—	—	(5,658)	—	(5,658)
Balance, March 31, 2014	43,530,833	$435	$494,913	$(454,284)	$—	$41,064

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), so long as such omissions do not render the financial statements misleading.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures normally required by GAAP.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the SEC on February 28, 2014.

Effective June 19, 2013 the Company suspended mining and processing at its Velardeña and Chicago precious metals mining properties (the “Velardeña Properties”) in Mexico in order to conserve the asset until the Company is able to create new mining and processing plans that, at then current prices for silver and gold, indicate a sustainable cash margin.  The Company is primarily focused on efforts to create a new mining and processing plan for its Velardeña Properties and continued exploration of properties in Mexico. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage company under the criteria set forth by the SEC as the Company has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC Industry Guide 7, at the Velardeña Properties, or any of the Company’s other properties.  As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable reserves.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the condensed consolidated balance sheets are dependent on the ability of the Company to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.              New Accounting Pronouncements

In April 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 will become effective for the Company in the first quarter of 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2013, FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 became effective for the Company in the first quarter of 2014. The adoption of ASU 2013-11 has not had a material impact on the Company’s consolidated financial position or results of operations.

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

During the first quarter of 2013 the Company sold all of its available for sale common stock comprised of 3.0 million shares of a junior mining company received during the third quarter 2012 related to the 2011 sale of the Company’s Paca Pulacayo property in Bolivia.  The shares were sold for net proceeds of approximately $0.2 million resulting in a nominal loss recorded to interest and other expense.

The Company did not hold any investments at March 31, 2014 or December 31, 2013.

4.              Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Prepaid insurance	$537	$687
Prepaid contractor fees and vendor advances	230	193
Taxes recievable	86	96
Recoupable deposits and other	104	115
	$957	$1,091

March 31, 2014

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

December 31, 2013

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

In addition, included in non-current assets at December 31, 2013 is approximately $30,000 of prepaid insurance on which amortization will be recognized through 2014.

5.              Inventories

Inventories at the Velardeña Properties at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)	(in thousands)
Material and supplies	$385	$449
	$385	$449

The Company had no metals or in process inventories at March 31, 2014 or December 31, 2013 as the result of the suspension of mining and processing at the Velardeña Properties effective June 19, 2013.

6.              Value Added Tax Receivable, Net

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

7.              Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Mineral properties	$22,397	$22,397
Exploration properties	2,993	2,993
Royalty properties	200	200
Buildings	2,357	2,349
Mining equipment and machinery	19,441	19,441
Other furniture and equipment	871	1,054
Asset retirement cost	2,002	2,087
	50,261	50,521
Less: Accumulated depreciation and amortization	(18,816)	(18,146)
	31,445	32,375

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 9).

8.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)

Accounts payable and accruals	$1,096	$717
Accrued employee compensation and benefits	897	648
	$1,993	$1,365

March 31, 2014

Accounts payable and accruals at March 31, 2014 are primarily related to amounts due to contractors and suppliers in the amounts of approximately $0.7 million, $0.4 million and a nominal amount related to the Company’s Velardeña Properties, corporate administrative activities and exploration, respectively.

Accrued employee compensation and benefits at March 31, 2014 consist of $0.2 million of accrued vacation and $0.7 million related to withholding taxes and benefits payable, of which $0.2 million is related to the Velardeña Properties.

December 31, 2013

Accounts payable and accruals at December 31, 2013 are primarily related to amounts due to contractors and suppliers in the amounts of $0.4 million, $0.2 million and $0.1 million related to the Company’s Velardeña Properties, corporate administrative activities and exploration, respectively.  In the case of the Velardeña Properties, amounts also include a value added tax payable that is not an offset to the value added tax receivable.

Accrued employee compensation and benefits at December 31, 2013 consist of $0.1 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties.

Key Employee Long-Term Incentive Plan

On December 13, 2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”), which became effective immediately. The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to a stockholder approved plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The KELTIP Units are marked to market at each reporting period. At March 31, 2014 and December 31, 2013 the Company had recorded liabilities of $145,000 and $81,000 respectively related to KELTIP Unit grants which are included in accrued employee compensation and benefits in the table above.

9.   Asset Retirement Obligations

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million. The estimated $3.5 million ARO and ARC that was recorded at the time of the acquisition of the Velardeña Properties was adjusted accordingly.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2014 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Beginning balance	$2,467	$2,080

Changes in estimates, and other	(85)	203
Accretion expense	49	42
Ending balance	$2,431	$2,325

The decrease in the ARO recorded during the quarter ended March 31, 2014 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The increase in ARO recorded during the quarter ended March 31, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate.

The Asset retirement obligation set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 include approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

10.   Other Liabilities

The Company recorded other current liabilities of approximately $4.0 million and $4.4 million at March 31, 2014 and December 31, 2013, respectively.  The amounts are primarily related to a loss contingency on foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

The Company has recorded other long term liabilities of less than approximately $0.1 million and approximately $0.1 million at March 31, 2014 and December 31, 2013, respectively related to a deferred leasehold liability which represents the recording of rent expense on a straight-line basis while actual rent payments are escalating over the course of the lease and where certain leasehold improvement costs, reimbursable by the landlord, are being amortized, on a straight-line basis, against rent expense over the life of the lease which expires in November 2019.

11.   Fair Value Measurements

The Company follows the guidance of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) for financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets and liabilities at fair value at March 31, 2014, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$15,020	$—	$—	$15,020
Liabilities:
KELTIP payable	145	—		145
	$14,875	$—	$—	$14,875

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The KELTIP payable are related to employee and officer compensation as discussed in Note 8 and are marked to market at the end of each period based on the closing price of the Company’s common stock resulting in a classification of Level 1 within the fair value hierarchy.

During the three months ended March 31, 2014 there were no amounts transferred between levels and there were no changes in fair value measurement techniques.  The Company did not have any Level 2 or Level 3 financial assets or liabilities at March 31, 2014.

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

12.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the quarter ended March 31, 2014, the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis and no benefit can be recognized on those losses, thus an estimated effective tax rate is not used to report the year-to-date results.  For the quarter ended March 31, 2013, the Company recorded a $2.5 million income tax benefit primarily related to Mexico net operating losses.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets.  As of March 31, 2014 and as of December 31, 2013, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at March 31, 2014 or December 31, 2013.

13.   Equity

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2014 and changes during the three months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	915,971	$2.47
Granted during the period	—	—
Restrictions lifted during the period	(8,833)	8.64
Forfeited during the period	—	—
Outstanding at March 31, 2014	907,138	$2.41

Restrictions were lifted on 8,833 shares during the period on the anniversaries of grants made to an officer and an employee in prior years.

For the three months ended March 31, 2014 the Company recognized approximately $0.1 million of compensation expense related to outstanding restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.5 million over the next 27 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2014 and changes during the three months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	110,810	$8.02
Granted during period	—	—
Forfeited or expired during period	(15,000)	—
Exercised during period	—	—
Outstanding at March 31, 2014	95,810	8.02
Exercisable at end of period	95,810	8.02
Granted and vested	95,810	8.02

At March 31, 2014, in addition to the Equity Plan options outstanding, the Company has outstanding 126,000 options to purchase shares of the Company’s common stock at an exercise price of $16.00. The options are related to the merger with ECU Silver Mining Inc. (“ECU”) on September 2, 2011 and were issued to former ECU stock option holders to replace options previously issued to them by ECU. The options expire on October 22, 2014.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2014 and changes during the three months then ended:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	585,285	$2.97
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2014	585,285	$2.97

For the three months ended March 31, 2014 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 6 months.

Pursuant to the KELTIP (see Note 8) KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock measured generally by the price of the Company’s common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in detail in Note 8.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2014 and changes during the three months then ended:

Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	5,263,578	$12.10
Granted during period	—	—
Expired during period	(1,831,929)	19.00
Exercised during period	—	—
Outstanding at March 31, 2014	3,431,649	$8.42

The warrants that expired were warrants related to the merger with ECU on September 2, 2011 and were issued to former ECU warrant holders to replace warrants previously issued to them by ECU. The warrants expired on February 20, 2014.

The remaining warrants are related to a public offering and private placement of the Company’s common stock completed on September 19, 2012 whereby 6,863,298 shares and warrants were sold as units (“Units”) at a price of $5.75 per Unit with each Unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of the Company’s common Stock at an exercise price of $8.42. The warrants became exercisable on March 20, 2013 and will expire on September 19, 2017.

14.   Sale of Metals and Related Costs

Prior to the suspension of mining and processing effective June 19, 2013 (see Note 1) the Company sold marketable products including concentrates and precipitates at its Velardeña Properties.

During the quarter ended March 31, 2014 the Company did not sell any product or incur any related costs as the result of the suspension of mining and processing. During the quarter ended March 31, 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At March 31, 2013 the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.6 million and a charge to depreciation expense of approximately $0.7 million.  Also included in cost of metals sold at March 31, 2013 is a $0.6 million charge related to workforce reduction severance costs.

15.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,658)	$(6,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	846	2,568
Accretion of asset retirement obligation	49	42
Foreign currency (gain) loss on loss contingency	(5)	25
Foreign currency gain on deferred tax liability	—	(726)
Asset write off	92	148
Write off of loss contingencies	(387)	—
Realized loss on marketable securities	—	133
Gain on sale of assets, net	(1)	(3,215)
Income tax provision	—	(2,478)
Stock compensation	330	421
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	25	373
Decrease in prepaid expenses and other assets	164	176
Decrease (increase) in inventories	63	(388)
Increase in value added tax recoverable, net	(78)	(362)
Decrease in reclamation liability	(110)	(6)
(Increase) decrease in accounts payable and accrued liabilities	529	(1,727)
Decrease (increase) in deferred leasehold payments	21	(25)
Net cash used in operating activities	$(4,120)	$(11,301)

16.   Commitments and Contingencies

The Company has recorded a loss contingency of approximately $3.8 million and $4.2 million at March 31, 2014 and December 31, 2013, respectively as discussed in Note 10.

17.   Segment Information

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended March 31, 2014	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$—	$—	$625	$1,260	$1,996	$28,468	$—
Corporate, Exploration & Other	—	—	221	3,578	3,662	21,182	7
	$—	$—	$846	$4,838	$5,658	$49,650	$7

Three Months Ended March 31, 2013
Velardeña Mine	$5,830	$8,872	$2,337	$2,162	$6,714	$294,296	$881
Corporate, Exploration & Other	—	—	231	4,508	2,024	43,364	—
	$5,830	$8,872	$2,568	$6,670	$8,738	$337,660	$881

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals is a mining company with its Velardeña and Chicago precious metals mining properties in the State of Durango, Mexico (the “Velardeña Properties”), the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located in or near historical precious metals producing regions of Mexico and Argentina.

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at our Velardeña Properties or any of our other properties. In Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable. Prior to suspending mining and processing at the Velardeña Properties in June 2013, we had revenues from the sale of gold, silver, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable reserves. We expect to remain as an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material, and will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet the guidelines under SEC Industry Guide 7.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.

2014 Highlights

During the first three months of 2014 we continued to evaluate alternative plans for a restart of our Velardeña Properties.  Our objective is to implement a mining and processing plan that at then current prices for silver and gold indicates a sustainable cash margin at the Velardeña Properties.  We also continued efforts to actively solicit a partner to advance our El Quevar project.  We are also reviewing strategic opportunities, focusing on development or operating properties in North America, including Mexico.

Velardeña Properties

•                  Since the shutdown, we have continued to evaluate plans for a restart of mining at the Velardeña Properties, with the objective of implementing a plan that at then current prices for silver and gold indicates a sustainable cash margin for mining. We have been mapping, sampling and drilling veins underground containing higher grade shoots to verify mine modeling in support of restart planning.  We are analyzing the potential of mining from a combination of different veins at our Velardeña Properties based primarily on grades and metallurgy. Additionally, we are reviewing alternative high grade narrow vein mining methods to determine the most beneficial mining method for a potential restart. In these efforts, we are using our own technical personnel as well as independent third party consultants. During the first quarter 2014 we commenced a 5,000 meter underground drill program at our Velardeña mine in order to obtain additional information to assist us in creating our restart plan. The drill program was subsequently increased to 7,000 meters based on initial results.  We expect to receive complete drill results in the second quarter 2014.

•                  We also are actively searching for oxide feed from outside sources, which could enable us to restart the Velardena oxide plant ahead of and possibly during implementation of an economic restart operating plan.

El Quevar

•                  The Company has placed the El Quevar property on care and maintenance and is actively soliciting a partner to fund further drilling to follow up on mineralization discovered in late 2012.

Exploration Portfolio

•                  In the first quarter 2013, we acquired the 233 hectare Los Azules property in Chihuahua, Mexico.  In the fourth quarter 2013, we began drilling at the Los Azules property as part of a planned 2,000 meter drill program to test down dip targets on the previously mined vein system. We are continuing to rehabilitate an underground access adit as required for our underground drilling program. We have now completed 2,400 meters of drilling and based on results we have initiated a phase two drill program from which we expect results in the third quarter 2014.  Our February 27th press release reported results up to that time and included 2.0 meters assaying 8.2 g/t gold (grams per tonne), 1.0 meters assaying 35.2 g/t, and several intercepts in the half to one meter range of thickness and 10 g/t range of values.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended March 31, 2014 to the results from operations for the three month period ended March 31, 2013.

Three Months Ended March 31, 2013

Revenue from the sale of metals.  We did not record any revenue for the three months ended March 31, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico effective June 19, 2013.  During the three months ended March 31, 2013 we recorded $5.8 million of revenue from the sale of products produced at our Velardeña Properties.

Costs of metals sold.  We did not record any cost of metal sold during the three months ended March 31, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico effective June 19, 2013. For the three months ended March 31, 2013 we recorded $8.9 million of costs of metals sold including a $2.6 million write down of finished goods inventory to its estimated net realizable value for the period.  Also included in the 2013 cost of metals sold was a $0.6 million charge related to workforce reduction severance costs.

Exploration. Our exploration expenses, including concession payments, other property holding costs and costs incurred by our local exploration offices, were $1.6 million for the three months ended March 31, 2014, as compared to $1.5 million for the three months ended March 31, 2013.  The 2014 exploration expenses were incurred primarily for drilling programs at our Velardeña Properties and our Los Azules property in Mexico.  The 2013 exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.

Velardeña project expense.  During the three months ended March 31, 2014 we did not incur any project expenses related to our Velardeña Properties due to the suspension of mining and processing effective June 19, 2013.  During the three months ended March 31, 2013 we incurred $2.2 million of project expenses related to our Velardeña Properties primarily related to construction of the San Mateo drift, other mine construction, and engineering work.  In addition to amounts expensed during the three months ended March 31, 2013 we incurred capital expenditures of approximately $0.8 million for plant construction, mining and other equipment.

Velardeña shutdown and care and maintenance costs.  During the three months ended March 31, 2014 we recorded $1.2 million of expense related to shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña effective June 19, 2013.  We had no such charges during the three months ended March 31, 2013.

El Quevar project expense. During the three months ended March 31, 2014 and 2013 we incurred $0.3 million and $1.1 million, respectively. The 2014 costs were primarily related to holding and maintenance costs while the 2013 costs were primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2014 is primarily the result of placing the El Quevar project in a holding and maintenance state while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $1.7 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013.  The reduction in administrative expenses for 2014 as compared to 2013 is primarily the result of a reduction in staff at the corporate headquarters.  We expect administrative expenses for the remainder of 2014 to be approximately $3.9 million. Administrative expenses are typically highest in the first quarter of the year because they include annual audit, stock exchange and regulatory filing fees.

Other Operating Income, Net.  During the three months ended March 31, 2014, we recorded a nominal amount of other operating income related to our exploration activities.  During the three months ended March 31, 2013 we recorded $3.2 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Peru for $3.5 million, partly offset by the $0.6 million carrying value of the properties, plus the receipt of an $0.3 million option payment for another Peruvian exploration property.

Stock based compensation.  During the three months ended March 31, 2014 and 2013 we recorded approximately $0.3 million and $0.4 million, respectively of stock based compensation expense. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation Expense. During each of the three months ended March 31, 2014 and 2013 we incurred less than $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Properties.

Interest and Other Income, net.  During the three months ended March 31, 2014 and 2013 we recorded approximately $0.4 million and $0.2 million, respectively of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party for both periods.

Gain/Loss on Foreign Currency.  During the three months ended March 31, 2014 we recorded a nominal foreign currency gain compared to a $0.7 million foreign currency gain for the same period in 2013. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  There were no income tax benefits recorded for the three months ended March 31, 2014, as the Company’s net operating losses in the period are currently subject to a full valuation allowance.  In comparison, an income tax benefit of $2.5 million was recorded for the three months ended March 31, 2013 relating primarily to Mexico net operating losses.

Liquidity, Capital Resources and Going Concern

At March 31, 2014 our aggregate cash and short-term investments totaled $15.0 million.  With the cash balance at March 31, 2014, and the assumptions described below, and excluding costs related to a potential restart of the Velardeña Properties, we expect to have sufficient funding to continue our long term business strategy through 2014, ending 2014 with a cash balance of approximately $4.0 million. Absent a source of cash flow beyond 2014, our cash balance would be depleted by midyear 2015.  In addition, a potential restart of the Velardeña Properties during 2014 could require additional funding.  We will be required to seek additional funding from equity or debt or from monetization of non-core assets.  There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

Our cash and short-term investment balance at March 31, 2014 of $15.0 million is $4.1 million lower than the $19.1 million in similar assets held at December 31, 2013 due primarily to $1.2 million in care and maintenance and $0.7 million in drilling costs associated with the review of start-up plans at our Velardeña Properties; $0.9 million in other exploration expenditures; $0.3 million spent on maintenance and property holding costs at the El Quevar project;  $1.7 million in general and administrative expenses; offset in part by a reduction in working capital of $0.7 million primarily related to an increase in accounts payable for expenditures associated with drilling programs at the Velardeña Properties and the Los Azules exploration project.

With the cash balance at March 31, 2014 of $15.0 million we plan to spend the following amounts totaling approximately $11.0 million during the remainder of 2014.  These amounts do not include costs related to a potential restart of the Velardeña Properties.

•                  Approximately $2.4 million on care and maintenance activities at the Velardeña Properties, primarily related to labor and contractor costs;

•                  Approximately $0.4 million on drilling costs at the Velardeña Properties related to the development of restart plans;

•                  Approximately $0.8 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $3.1 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $3.9 million on general and administrative costs and $0.4 million in increased working capital, primarily related to a reduction in payables for expenditures associated with drilling programs at the Velardeña Properties and the Los Azules exploration project.

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

Recent Accounting Pronouncements

In April 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 will become effective for us in the first quarter of 2015. We do not believe the adoption of ASU 2014-08 will have a material impact on our consolidated financial position or results of operations.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 became effective for us in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Anticipated care and maintenance and other costs at the Velardeña Properties;

•                  Timing and planned work on restart mining plans, expected drill results, and treatment options to improve gold recoveries at the Velardeña Properties;

•                  Planned evaluation and spending activities at the El Quevar project;

•                  Planned evaluation and spending on exploration activities at other exploration properties;

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                        Higher than anticipated costs for activities related to the suspension of mining and processing and ongoing care and maintenance activities at the Velardeña Properties;

•                        Potential inability to develop a restart plan for the Velardeña Properties that at then current silver and gold prices would indicate a sustainable cash positive margin, and the feasibility and economic viability of a restart at the Velardeña Properties;

•                       Risks related to the our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to extract and sell minerals from the mines successfully or profitably at current lower silver and gold prices, mining or processing problems, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing at the Velardeña Properties, accidents and other unanticipated events and our ability to raise the necessary capital if required to finance a potential restart of mining and processing at the Velardeña Properties;

•                       Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project;

•                        Our ability to retain key management and mining personnel necessary to create a restart plan for our Velardeña Properties and to successfully operate and grow our business;

•                       The results of future exploration at our exploration portfolio properties;

•                       Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals which may be found on our exploration properties;

•                        Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2013 and Item 1A of this report on Form 10-Q.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first quarter 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

Foreign Currency Exchange Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, supplies and capital assets are denominated in other currencies, primarily in Mexico.  As a result, currency exchange fluctuations may impact the costs of our exploration and mining activities.  To reduce this risk, we maintain minimum cash balances in foreign currencies and complete most of our purchases in U.S. dollars.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the quarter ended March 31, 2014, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

GOLDEN MINERALS COMPANY

Date:	May 1, 2014	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer