Form 10-Q
period 2014-06-30
Golden Minerals Co
filed 2014-08-06
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

AT AUGUST 5, 2014,  43,530,833 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$10,400	$19,146
Trade receivables	—	25
Inventories (Note 5)	384	449
Value added tax receivable, net (Note 6)	1,775	1,765
Prepaid expenses and other assets (Note 4)	923	1,091
Total current assets	13,482	22,476
Property, plant and equipment, net (Note 7)	30,639	32,375
Prepaid expenses and other assets, non-current (Note 4)	—	30
Total assets	$44,121	$54,881
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,747	$1,365
Other current liabilities (Note 10)	3,488	4,405
Total current liabilities	5,235	5,770
Asset retirement obligation (Note 9)	2,589	2,602
Other long term liabilities	74	53
Total liabilities	7,898	8,425

Commitments and contingencies (Note 16)
Equity (Note 13)
Common stock, $.01 par value, 100,000,000 shares authorized; 43,530,833 shares issued and outstanding for both periods	435	435
Additional paid in capital	495,115	494,647
Accumulated deficit	(459,327)	(448,626)
Shareholder’s equity	36,223	46,456
Total liabilities and equity	$44,121	$54,881

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Revenue:
Sale of metals (Note 14)	$—	$4,467	$—	$10,297
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 14)	—	(8,145)	—	(17,017)
Exploration expense	(1,653)	(1,240)	(3,253)	(2,764)
El Quevar project expense	(421)	(586)	(755)	(1,673)
Velardeña project expense	—	(759)	—	(2,921)
Velardeña shutdown and care & maintenance costs	(1,208)	(2,329)	(2,457)	(2,329)
Administrative expense	(1,150)	(1,633)	(2,805)	(3,530)
Stock based compensation	(257)	(558)	(587)	(979)
Reclamation and accretion expense	(49)	(46)	(98)	(88)
Impairment of long lived assets	—	(238,020)	—	(238,020)
Impairment of goodwill	—	(11,180)	—	(11,180)
Other operating income, net	2	630	4	3,828
Depreciation, depletion and amortization	(778)	(2,529)	(1,624)	(5,097)
Total costs and expenses	(5,514)	(266,395)	(11,575)	(281,770)
Loss from operations	(5,514)	(261,928)	(11,575)	(271,473)
Other income and (expense):
Interest and other income, net	487	251	881	323
Gain on foreign currency	(16)	(1,145)	(7)	(410)
Total other income (expense)	471	(894)	874	(87)
Loss from operations before income taxes	(5,043)	(262,822)	(10,701)	(271,560)
Income tax benefit	—	45,017	—	47,495
Net loss	$(5,043)	$(217,805)	$(10,701)	$(224,065)
Comprehensive loss:
Unrealized gain on securities	—	—	—	90
Comprehensive loss	$(5,043)	$(217,805)	$(10,701)	$(223,975)
Net loss per common share — basic
Loss	$(0.12)	$(5.09)	$(0.25)	$(5.23)
Weighted average common stock outstanding - basic (1)	42,918,426	42,821,914	42,906,090	42,812,918

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 15)	$(8,740)	$(16,788)
Cash flows from investing activities:
Sale of available for sale investments	—	198
Proceeds from sale of assets	1	3,842
Capitalized costs and acquisitions of property, plant and equipment	(7)	(1,667)
Net cash (used in) provided by investing activities	$(6)	$2,373
Cash flows from financing activities:
Net cash provided by financing activities	$—	$—
Net decrease in cash and cash equivalents	(8,746)	(14,415)
Cash and cash equivalents - beginning of period	19,146	44,406
Cash and cash equivalents - end of period	$10,400	$29,991

See Note 15 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	265,000	2	1,472	—	—	1,474
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(240,380)	—	(240,380)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	—	—	586	—	—	586
KELTIP mark-to-market	—	—	(118)	—		(118)
Net loss	—	—	—	(10,701)	—	(10,701)
Balance, June 30, 2014	43,530,833	$435	$495,115	$(459,327)	$—	$36,223

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

In June 2013 the Company suspended mining and processing at its Velardeña and Chicago precious metals mining properties (the “Velardeña Properties”) in Mexico in order to conserve the asset until the Company was able to create new mining and processing plans that, at then current prices for silver and gold, indicated a sustainable cash margin.  On June 18, 2014 the Company announced it would restart mining at the Velardeña Properties beginning in July 2014.  On July 11, 2014 the Company announced that it had restarted mining at its Velardeña Properties on July 1, 2014, with plans to begin processing material from the mine in the fourth quarter of 2014.   The Company is primarily focused on its activities to restart mining and processing at the Velardeña Properties and continued exploration of properties in Mexico. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in the condensed consolidated balance sheets are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.   New Accounting Pronouncements

        On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. The Company is evaluating the financial statement implications of adopting ASU 2014-09 but does not believe adoption of ASU 2014-09 will have a material impact on the its consolidated financial position or results of operations.

In April 2014 the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 will become effective for the Company in the first quarter of 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2013 the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 became effective for the Company in the first quarter of 2014. The adoption of ASU 2013-11 has not had a material impact on the Company’s consolidated financial position or results of operations.

3.   Cash and Cash Equivalents and Short-Term Investments

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

The Company had no short-term investments as of June 30, 2014 or December 31, 2013.

4.   Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Prepaid insurance	$452	$687
Prepaid contractor fees and vendor advances	198	193
Taxes receivable	83	96
Recoupable deposits and other	190	115
	$923	$1,091

June 30, 2014

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

5.   Inventories

Inventories at the Velardeña Properties at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Material and supplies	$384	$449
	$384	$449

The Company had no metals or in process inventories at June 30, 2014 or December 31, 2013 as the result of the suspension of mining and processing at the Velardeña Properties in June 2013.

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

7.   Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Mineral properties	$22,397	$22,397
Exploration properties	2,993	2,993
Royalty properties	200	200
Buildings	2,357	2,349
Mining equipment and machinery	19,416	19,441
Other furniture and equipment	841	1,054
Asset retirement cost	2,002	2,087
	50,206	50,521
Less: Accumulated depreciation and amortization	(19,567)	(18,146)
	30,639	32,375

        The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 9).

8.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)

Accounts payable and accruals	$706	$717
Accrued employee compensation and benefits	1,041	648
	$1,747	$1,365

June 30, 2014

Accounts payable and accruals at June 30, 2014 are primarily related to amounts due to contractors and suppliers in the amounts of approximately $0.4 million and $0.3 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.

Accrued employee compensation and benefits at June 30, 2014 consist of $0.2 million of accrued vacation and $0.8 million related to withholding taxes and benefits payable, of which $0.3 million is related to the Velardeña Properties.

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

Key Employee Long-Term Incentive Plan

On December 13, 2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”), which became effective immediately. The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The KELTIP Units are marked to market at each reporting period. At June 30, 2014 and December 31, 2013 the Company had recorded liabilities of $198,000 and $81,000, respectively related to KELTIP Unit grants which are included in accrued employee compensation and benefits in the table above.

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2014 the Company recognized approximately $0.1 million of accretion expense and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Beginning balance	$2,467	$2,080

Changes in estimates, and other	(85)	203
Accretion expense	98	88
Ending balance	$2,480	$2,371

The decrease in the ARO recorded during the six months ended June 30, 2014 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The increase in ARO recorded during the six months ended June 30, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 include approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

10.   Other Current Liabilities

The Company recorded other current liabilities of approximately $3.5 million and $4.4 million at June 30, 2014 and December 31, 2013, respectively.  The amounts are primarily related to a loss contingency on foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

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

The following table summarizes the Company’s financial assets and liabilities at fair value at June 30, 2014 and December 31, 2013, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2014
Assets:
Cash equivalents	$10,400	$—	$—	$10,400

Liabilities:
KELTIP payable	198	—		198
	$10,202	$—	$—	$10,202

At December 31, 2013
Assets:
Cash equivalents	$10,400	$—	$—	$10,400
Trade Accounts Receivable	25	—	—	25

Liabilities:
KELTIP payable	81	—		81
	$10,344	$—	$—	$10,344

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

During the six months ended June 30, 2014 and for the year ended December 31, 2013 there were no amounts transferred between levels and there were no changes in fair value measurement techniques.  The Company did not have any Level 2 or Level 3 financial assets or liabilities at June 30, 2014 or December 31, 2013.

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

12.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the six months ended June 30, 2014, the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis and no benefit can be recognized on those losses, thus an estimated effective tax rate is not used to report the year-to-date results.  For the six months ended June 30, 2013, the Company recorded a $47.5 million income tax benefit related primarily to the impairment of long lived assets of the Velardeña Properties and Mexico net operating losses, resulting in an elimination of the net deferred tax liability in existence at that time.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  As of June 30, 2014 and as of December 31, 2013, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits as of June 30, 2014 and as of December 31, 2013.

13.   Equity

Equity Incentive Plans

In May 2014, the Company’s stockholders approved amendments to the Company’s 2009 Equity Incentive Plan, adopting the Amended and Restated 2009 Equity Incentive Plan (the “Equity Plan”), pursuant to which awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.  The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2014 and changes during the six months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	915,971	$2.47
Granted during the period	—	—
Restrictions lifted during the period	(118,667)	2.39
Forfeited during the period	—	—
Outstanding at June 30, 2014	797,304	$2.48

Restrictions were lifted on 118,667 shares during the period on the anniversaries of grants made to officers and employees in prior years.

For the six months ended June 30, 2014 the Company recognized approximately $0.3 million of compensation expense related to outstanding restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.4 million over the next 24 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2014 and changes during the six months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	110,810	$8.02
Granted during period	—	—
Forfeited or expired during period	(15,000)	8.02
Exercised during period	—	—
Outstanding at June 30, 2014	95,810	8.02
Exercisable at end of period	95,810	8.02
Granted and vested	95,810	8.02

At June 30, 2014, in addition to the Equity Plan options outstanding, the Company has outstanding 126,000 options to purchase shares of the Company’s common stock at an exercise price of $16.00. The options are related to the merger with ECU Silver Mining Inc. (“ECU”) on September 2, 2011 and were issued to former ECU stock option holders to replace options previously issued to them by ECU. The options expire on October 22, 2014.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2014 and changes during the six months then ended:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	585,285	$2.97
Granted during the period	350,000	0.58
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2014	935,285	$2.08

For the six months ended June 30, 2014 the Company recognized approximately $0.3 million of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.2 million over the next 12 months.

Pursuant to the KELTIP (see Note 8) KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount in cash or in Company common stock measured generally by the price of the Company’s common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in detail in Note 8.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2014 and changes during the six months then ended:

Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	5,263,578	$12.10
Granted during period	—	—
Expired during period	(1,831,929)	19.00
Exercised during period	—	—
Outstanding at June 30, 2014	3,431,649	$8.42

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

14.   Sale of Metals and Related Costs

Prior to the suspension of mining and processing in June 2013 (see Note 1) the Company sold marketable products including concentrates and precipitates at its Velardeña Properties.  During the six months ended June 30, 2014 the Company did not sell any product or incur any related costs as the result of the suspension of mining and processing.

During the six months ended June 30, 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At June 30, 2013 the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $1.6 million and a charge to depreciation expense of approximately $0.3 million.  Also included in cost of metals sold at June 30, 2013 is a $0.6 million charge related to workforce reduction severance costs.

15.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,701)	$(224,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,624	5,097
Accretion of asset retirement obligation	98	78
Foreign currency (gain) loss on loss contingency	16	(260)
Foreign currency gain on deferred tax liability	—	423
Impairment of goodwill	—	11,180
Impairment of long lived assets	—	238,020
Asset write off	120	60
Write off of loss contingencies	(859)	(299)
Realized loss on marketable securities	—	133
Gain on sale of assets, net	(1)	(3,236)
Income tax provision	—	(47,495)
Stock compensation	586	979
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	25	(21)
Decrease in prepaid expenses and other assets	198	241
Decrease in inventories	65	1,564
(Increase) decrease in value added tax recoverable, net	(10)	1,674
Decrease in reclamation liability	(112)	(6)
Increase (decrease) in accounts payable and accrued liabilities	190	(767)
Increase (decrease) in deferred leasehold payments	21	(88)
Net cash used in operating activities	$(8,740)	$(16,788)

16.   Commitments and Contingencies

The Company has recorded a loss contingency of approximately $3.3 million and $4.2 million at June 30, 2014 and December 31, 2013, respectively as discussed in Note 10.

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

The financial information relating to the Company’s segments is as follows:

	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Three Months Ended June 30, 2014
Velardeña Properties	$—	$—	$577	$1,208	$1,328		$—
Corporate, Exploration & Other	—	—	201	3,224	3,715		—
	$—	$—	$778	$4,432	$5,043		$—

Six Months Ended June 30, 2014
Velardeña Properties	$—	$—	$1,202	$2,457	$3,324	$27,828	$—
Corporate, Exploration & Other	—	—	422	6,813	7,377	16,293	7
	$—	$—	$1,624	$9,270	$10,701	$44,121	$7

Three Months Ended June 30, 2013
Velardeña Properties	$4,467	$8,145	$2,222	$1,103	$259,160		$757
Corporate, Exploration & Other	—	—	307	3,114	3,662		29
	$4,467	$8,145	$2,529	$4,217	$262,822		$786

Six Months Ended June 30, 2013
Velardeña Properties	$10,297	$17,017	$4,559	$3,265	$265,874	$42,724	$1,638
Corporate, Exploration & Other	—	—	538	7,622	5,686	34,172	29
	$10,297	$17,017	$5,097	$10,887	$271,560	$76,896	$1,667

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

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at our Velardeña Properties or any of our other properties. Prior to suspending mining and processing at the Velardeña Properties in June 2013, we had revenues from the sale of gold, silver, lead and zinc products from the Velardeña and Chicago mines.  Even though we have recommenced mining at the Velardeña Properties, until such time, if ever, that we demonstrate the existence of proven or probable reserves pursuant to SEC Industry Guide 7 we expect to remain as an exploration stage company.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.

2014 Highlights

During the first six months of 2014 we continued to evaluate alternative plans for a restart of our Velardeña Properties.  On June 18, 2014 we announced we would restart mining activities at the Velardeña Properties in July 2014 with plans to begin processing material from the mine in the fourth quarter 2014.  During the first six months of 2014 we also continued efforts to actively solicit a partner to advance our El Quevar project and continue to review strategic opportunities, focusing on development or operating properties in North America, including Mexico.

•                  Restart of Mining at the Velardeña Properties

Since the shutdown of the Velardeña Properties in June 2013, we have continued to develop and evaluate plans for a restart of mining.  We completed this evaluation and new mine plans in the second quarter 2014 and on July 1, 2014 we restarted mining at the Velardeña Properties with plans to begin processing material from the mine in the fourth quarter 2014.  Once mining and processing are ramped up to approximately an average of 285 tonnes per day (tpd) of sulfide material, anticipated to occur by the end of the second quarter 2015, we expect output of approximately 1.0 to 1.2 million silver equivalent ounces per annum (including silver and gold but excluding lead and zinc and calculated at a ratio of 60 silver ounces to 1 gold ounce), with cash costs between $12 and $15 per payable silver ounce net of by-product gold, lead and zinc credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “Non-GAAP Financial Measures”.

We completed the evaluation of a 9,000-meter drill program at the Velardeña Properties during June 2014 in vein systems located largely outside the boundaries of our 2012 mineralized material estimate.  This drill program represents the first known drilling of the Terneras and Roca Negra vein sulfides in the area below the historic Terneras mine workings.  Our drilling, mine planning and analysis indicate that positive net cash flow may be achieved at the Velardeña Properties at silver and gold prices of $20.00 and $1,250, respectively once material processing reaches the 285 tpd level.  An independent engineering firm participated in the preparation of the mining plan.

We expect the incremental 2014 cash outlay to resume mining to total approximately $3.0 million.  This is comprised of approximately $1.0 million in re-start capital costs for mill improvements and slusher equipment plus $3.0 million of negative gross margin (revenue less cost of sales) in 2014, offset by approximately $1.0 million of avoided care and maintenance costs.  We also plan to explore possible sales of excess mining equipment which could offset part of the $3.0 million cash outlay.  We also continue to search for oxide feed from outside sources, which could enable us to restart the Velardeña oxide plant during the restart plan.

Lower Cost Mining

We have reopened Velardeña as a leaner and lower cost mine, with a new general manager and new mine and mill managers.  We have hired 50 new employees under a new labor union agreement and are mining two ten-hour shifts per day.  By year-end 2014, we expect to employ approximately 150 people, with approximately 100 employees under the new labor union agreement.  This is less than one-third of the employees prior to June 2013 when we were running both sulfide and oxide plants and processing approximately 500 tpd.

Under our new mine plan, we are using an overhand cut and fill mining method and slusher mucking in the stopes.  This mining method should allow us to mine vein widths as narrow as 0.5 meters, which should significantly decrease dilution and allow higher grade material to be hauled to the mill. For conservative planning purposes, we have assumed dilution of the veins to one meter widths. Material will be removed from the mine using the new 1.9 kilometer production-sized San Mateo access ramp, which we completed prior to suspending mining in June 2013.  This ramp will provide more efficient and lower cost removal of mined material compared to pre-suspension haulage primarily from a low capacity internal shaft.

Going forward, we expect mining to focus on the San Mateo, Terneras, and Roca Negra veins.  Drilling results and metallurgical studies indicate that these sulfide veins , mined minimally in the past, contain higher grade material over more consistent widths in the 0.5 to 1.0 meter range, with significantly lower arsenic levels than those in the Santa Juana vein system that was the focus of our previous mining activity.  We expect that the lower arsenic will allow for improved payment terms and metallurgical recovery of the metals.  The Roca Negra vein, not considered in the initial restart plan, should add greater flexibility in achieving the objectives of the mine plan, providing an additional vein for mining.

The mining plan calls for the processing of mined material to make lead, zinc and gold-bearing pyrite concentrates.  The mining plan is based on favorable results of preliminary metallurgical testing and our expectation, based on the results of the 2014 drill program, that processed material will contain an average of approximately 4 grams per tonne gold and 200 to 250 grams per tonne silver.  As noted above, other than portions of the San Mateo vein, this material is not included in our reported mineralized material.

Ramp-up Schedule

We began mining on July 1, 2014, focused primarily on the San Mateo and Roca Negra veins.  We plan to stockpile mined material until the fourth quarter 2014, when we expect to commence processing mined material through the sulfide mill.  We plan to mine from the San Mateo, Terneras and Roca Negra veins during the fourth quarter 2014, with mining in the Terneras vein ramping up in the second quarter 2015.  Plans call for sulfide mill processing of an average of approximately 150 tpd during the fourth quarter 2014, increasing to an average of approximately 285 tpd by the end of the second quarter 2015.  We expect to produce payable metals beginning in the fourth quarter 2014 of approximately 160,000 ounces of silver equivalents increasing to approximately 275,000 ounces of silver equivalents per quarter by the end of the second quarter 2015 when the ramp-up is completed.  We project cash costs per payable silver ounce, net of by-product credits, of between $25 and $30 in the fourth quarter 2014, decreasing to between $12 and $15 by mid-2015.

•                  El Quevar

The Company has placed the El Quevar property on care and maintenance and continues to actively solicit a partner to fund further drilling to follow up on mineralization discovered in late 2012.

•                  Exploration Portfolio

In the fourth quarter 2013, we began drilling at the 233 hectare Los Azules property in Chihuahua, Mexico as part of a planned 2,000 meter drill program to test down dip targets on the previously mined vein system. Based on results from phase one drilling we initiated a phase two drill program in the first quarter 2014 and have now completed a total of 6,900 meters in 29 holes drilled from both surface and underground.  We have suspended drilling pending phase two results which we expect to receive in the third quarter 2014.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month and six month period ended June 30, 2014 to the results from operations for the three month and six month period ended June 30, 2013.

Three Months Ended June 30, 2014

Revenue from the sale of metals.  We did not record any revenue for the three months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013.  During the three months ended June 30, 2013 we recorded $4.5 million of revenue from the sale of products produced at our Velardeña Properties.

Costs of metals sold.  We did not record any cost of metal sold during the three months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013. For the three months ended June 30, 2013 we recorded $8.1 million of costs of metals sold including a $1.6 million write down of finished goods inventory to its estimated net realizable value for the period.

Exploration. Our exploration expenses, including concession payments, other property holding costs and costs incurred by our local exploration offices, were $1.7 million for the three months ended June 30, 2014, as compared to $1.2 million for the three months ended June 30, 2013.  The 2014 exploration expenses were incurred primarily for drilling programs at our Velardeña Properties and our Los Azules property in Mexico.  The 2013 exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.

Velardeña project expense.  During the three months ended June 30, 2014 we did not incur any project expenses related to our Velardeña Properties due to the suspension of mining and processing in June 2013.  Expenditures for the evaluation of restart plans for the Velardeña Properties were recorded as part of Velardeña shutdown and care and maintenance costs, described below.  During the three months ended June 30, 2013 we incurred $0.8 million of project expenses related to our Velardeña Properties primarily related to construction of the San Mateo drift, other mine construction, and engineering work.  In addition to amounts expensed during the three months ended June 30, 2013 we incurred capital expenditures of approximately $0.8 million for plant construction, mining and other equipment.

Velardeña shutdown and care and maintenance costs.  During the three months ended June 30, 2014 we recorded $1.2 million of expense related to shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing in June 2013.  During the three months ended June 30, 2013 we recorded a $2.3 million expense related to the severance of 420 positions and other costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña in June 2013.

El Quevar project expense. During the three months ended June 30, 2014 and 2013 we incurred $0.4 million and $0.6 million of project expense, respectively. The 2014 costs were primarily related to holding and maintenance costs while the 2013 costs were primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2014 is primarily the result of placing the El Quevar project in a holding and maintenance state while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $1.2 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013.  The reduction in administrative expenses for 2014 as compared to 2013 is primarily the result of a reduction in staff at the corporate headquarters.  We expect administrative expenses for the remainder of 2014 to be approximately $2.0 million. Administrative expenses are typically highest in the first quarter of the year because they include annual audit, stock exchange and regulatory filing fees.

Other Operating Income, Net.  During the three months ended June 30, 2014, we recorded a nominal amount of other operating income related to our exploration activities.  During the three months ended June 30, 2013 we recorded $0.6 million of net other operating income, of which $0.3 million is related to the lease of certain exploration properties in Mexico.

Stock based compensation.  During the three months ended June 30, 2014 and 2013 we recorded approximately $0.3 million and $0.6 million, respectively of stock based compensation expense. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation Expense. During each of the three months ended June 30, 2014 and 2013 we incurred less than $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Properties.

Impairment of long lived assets and goodwill. We assess the recoverability of our property, plant and equipment and goodwill, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The significant decrease in metals prices in the second quarter 2013 and the suspension of mining and processing at our Velardeña Properties at the end of the second quarter were events that required an assessment of the recoverability of the Velardeña Properties asset group and goodwill.  We completed an impairment analysis at June 30, 2013 and determined that both the long lived assets and the goodwill associated with the Velardeña Properties and the San Diego property were impaired.  As a result we recorded a $238.0 million impairment charge related to the long lived assets and an $11.2 million impairment charge related to goodwill during the three months ended June 30, 2013.  There were no such charges during the three months ended June 30, 2014.

Interest and Other Income, Net.  During the three months ended June 30, 2014 and 2013 we recorded approximately $0.5 million and $0.2 million, respectively of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party for both periods.

Gain/Loss on Foreign Currency.  During the three months ended June 30, 2014 we recorded a nominal foreign currency loss compared to a $1.1 million foreign currency gain for the same period in 2013. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  There were no income benefits recorded for the three months ended June 30, 2014, as the Company’s net operating losses in the period are currently subject to a full valuation allowance.  In comparison, an income tax benefit of $45.0 million was recorded for the three months ended June 30, 2013 related primarily to the impairment of long lived assets of the Velardeña Properties.

Six Months Ended June 30, 2014

Revenue from the sale of metals.  We did not record any revenue for the six months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013.  During the six months ended June 30, 2013 we recorded $10.3 million of revenue from the sale of products produced at our Velardeña Properties.

Costs of metals sold.  We did not record any cost of metal sold during the six months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013. For the six months ended June 30, 2013 we recorded $17.0 million of costs of metals sold including a $1.6 million write down of finished goods inventory to its estimated net realizable value for the period.  Also included in the 2013 cost of metals sold was a $0.6 million charge related to workforce reduction severance costs incurred in the first quarter.

Exploration. Our exploration expenses, including concession payments, other property holding costs and costs incurred by our local exploration offices, were $3.3 million for the six months ended June 30, 2014, as compared to $2.8 million for the six months ended June 30, 2013.  The 2014 exploration expenses were incurred primarily for drilling programs at our Velardeña Properties and our Los Azules property in Mexico.  The 2013 exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.

Velardeña project expense.  During the six months ended June 30, 2014 we did not incur any project expenses related to our Velardeña Properties due to the suspension of mining and processing in June 2013.  Expenditures for the evaluation of restart plans for the Velardeña Properties were recorded as part of Velardeña shutdown and care and maintenance costs, described below.  During the six months ended June 30, 2013 we incurred $2.9 million of project expenses related to our Velardeña Properties primarily related to construction of the San Mateo drift, other mine construction, and engineering work.  In addition to amounts expensed during the six months ended June 30, 2013 we incurred capital expenditures of approximately $1.6 million for plant construction, mining and other equipment.

Velardeña shutdown and care and maintenance costs.  During the six months ended June 30, 2014 we recorded $2.5 million of expense related to shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña in June 2013.  During the six months ended June 30, 2013 we recorded a $2.3 million expense related to the severance of 420 positions and other costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña in June 2013.

El Quevar project expense. During the six months ended June 30, 2014 and 2013 we incurred $0.8 million and $1.7 million of project expense, respectively. The 2014 costs were primarily related to holding and maintenance costs while the 2013 costs were primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The reduction in costs for 2014 is primarily the result of placing the El Quevar project in a holding and maintenance state while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $2.8 million for the six months ended June 30, 2014 compared to $3.5 million for the six months ended June 30, 2013.  The reduction in administrative expenses for 2014 as compared to 2013 is primarily the result of a reduction in staff at the corporate headquarters.  We expect administrative expenses for the remainder of 2014 to be approximately $2.0 million. Administrative expenses are typically highest in the first quarter of the year because they include annual audit, stock exchange and regulatory filing fees.

Other Operating Income, Net.  During the six months ended June 30, 2014, we recorded a nominal amount of other operating income related to our exploration activities.  During the six months ended June 30, 2013 we recorded $3.8 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Peru for $2.9 million, the receipt of an $0.3 million option payment for another Peruvian exploration property, and the receipt of approximately $0.3 million for the lease of a mineral property in Mexico.

Stock based compensation.  During the six months ended June 30, 2014 and 2013 we recorded approximately $0.6 million and $1.0 million, respectively of stock based compensation expense. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation Expense. During each of the six months ended June 30, 2014 and 2013 we incurred $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Properties.

Impairment of long lived assets and goodwill. We assess the recoverability of our property, plant and equipment and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The significant decrease in metals prices in the second quarter 2013 and the suspension of mining and processing at our Velardeña Properties at the end of the second quarter were events that required an assessment of the recoverability of the Velardeña Properties asset group and goodwill.  We completed an impairment analysis at June 30, 2013 and determined that both the long lived assets and the goodwill associated with the Velardeña Properties and the San Diego property were impaired.  As a result we recorded a $238.0 million impairment charge related to the long lived assets and a $11.2 million impairment charge related to goodwill.  There were no such charges during the six months ended June 30, 2014.

Interest and Other Income, Net.  During the six months ended June 30, 2014 and 2013 we recorded approximately $0.9 million and $0.3 million, respectively of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party for both periods.

Gain/Loss on Foreign Currency.  During the six months ended June 30, 2014 we recorded a nominal foreign currency loss compared to a $0.4 million foreign currency gain for the same period in 2013. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  There were no income benefits recorded for the six months ended June 30, 2014, as the Company’s net operating losses in the period are currently subject to a full valuation allowance.  In comparison, we recorded an income tax benefit of $47.5 million for the six months ended June 30, 2013, related primarily to the impairment of long lived assets of the Velardeña Properties and Mexico net operating losses.

Liquidity, Capital Resources and Going Concern

At June 30, 2014 our aggregate cash and cash equivalents totaled $10.4 million.  With the cash balance at June 30, 2014, and the assumptions described below, including costs related to the restart of mining at the Velardeña Properties, we expect to have sufficient funding to continue our long term business strategy through 2014, ending 2014 with a cash balance of approximately $2.0 million.  Our cash and cash equivalents balance at June 30, 2014 of $10.4 million is $8.7 million lower than the $19.1 million in similar assets held at December 31, 2013 due primarily to the expenditure of $2.5 million in care and maintenance and $1.0 million in drilling costs at our Velardeña Properties; $2.3 million in other exploration expenditures; $0.8 million in maintenance and property holding costs at the El Quevar project;  and $2.8 million in general and administrative expenses; offset in part by a reduction in working capital of $0.7 million primarily related to an increase in accounts payable for expenditures associated with drilling programs at the Velardeña Properties and the Los Azules exploration project in Mexico.

With the cash balance at June 30, 2014 of $10.4 million we plan to spend the following amounts totaling approximately $8.5 million during the remainder of 2014.

•                  Approximately $3.0 million of negative gross margin (defined as revenue less costs of sales) and start-up costs related to the restart of the Velardeña Properties, assuming metals prices of $20.00 per ounce of silver and $1,250 per ounce of gold during the last six months of 2014;

•                  Approximately $1.0 million of capital expenditures for mill improvements and slusher equipment related to the restart of the Velardeña Properties;

•                  Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $1.5 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $2.0 million on general and administrative costs and $0.5 million in increased working capital, primarily related to an increase in inventories and accounts receivable at the Velardeña Properties related to the restart.

A 10 percent change in the price per ounce of silver would have a $0.2 million impact (positive or negative) on our cash balance at the end of 2014.  A 10 percent change in the price per ounce of gold would have a $0.2 million impact (positive or negative) on our cash balance at the end of 2014.

The actual amount that we spend through year-end 2014 and the projected year-end cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including the timing and costs associated with the restart of the Velardeña Properties, and the results of continued project assessment work at our other exploration properties. Despite projections of positive net cash flow by mid 2015 from the Velardeña Properties at metals prices of $20.00 per ounce of silver and $1,250 per ounce of gold, our projected cash balance at the end of 2014 would not be sufficient to provide adequate reserves in the event of decreasing metals prices, delays in the restart or ramp up of the Velardeña Properties or to adequately pursue further exploration of our properties in Mexico, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.  There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

Non-GAAP Financial Measures

Cash costs, after by-product credits, per payable ounce of silver produced is a non GAAP financial measure that is widely used in the mining industry.  Under generally accepted accounting principles in the United States (GAAP), there is no standardized definition of cash cost, after by-product credits, per payable ounce of silver produced, and therefore the Company’s forecasted cash costs may not be comparable to similar measures reported by other companies.

Forecasted cash costs for the Velardeña Properties were calculated based on the mining plan, and include all forecasted direct and indirect costs associated with the physical activities that would generate concentrate products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs, and royalties.  Forecasted cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Velardeña Properties.  By-product credits include forecasted revenues from gold, lead, and zinc contained in the products sold to customers.  Cash costs, after by-product credits, were divided by the quantity of payable silver forecasted to be produced during the period to arrive at cash costs, after by-product credits, per payable ounce of silver produced.  Cost of sales is the most comparable financial measure, calculated in accordance with GAAP, to cash costs.  As compared to cash costs, cost of sales includes adjustments for changes in inventory and excludes net revenue from by-products and third-party related treatment, refining and transportation costs, which are reported as part of revenue in accordance with GAAP.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Future expectations, plans and expected timing with respect to mining, processing and ramp up at the Velardeña Properties and anticipated costs related thereto;

•                  Planned expansion, spending, labor and other activities at the Velardeña Properties;

•                  Planned evaluation and anticipated care and maintenance and other costs at the El Quevar Project;

•                  Planned evaluation, spending and costs on exploration activities at other exploration properties;

•                  Anticipated timing of drill results from certain exploration properties;

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

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                        Higher than anticipated costs for activities related to the re-start of mining, processing and ramp up at the Velardeña Properties;

•                       Risks related to the our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to extract and sell minerals from the mines successfully or profitably at current lower silver and gold prices and in the quantities and at the costs anticipated, mining or processing problems, decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing at the Velardeña Properties, accidents and other unanticipated events and our ability to raise the necessary capital if required to finance future mining and processing at the Velardeña Properties;

•                       Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, results of future exploration, feasibility and economic viability, delays and increased costs associated with evaluation of the project;

•                        Our ability to retain key management and mining personnel necessary for the restart plan for our Velardeña Properties and to successfully operate and grow our business;

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the second quarter 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of less than $0.1 million.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the quarter ended June 30, 2014, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

10.1	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

                                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date: August 6, 2014	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 6, 2014	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer