Form 10-Q
period 2014-09-30
Golden Minerals Co
filed 2014-11-06
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

AT NOVEMBER 6, 2014, 53,022,833 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$14,955	$19,146
Trade receivables	—	25
Inventories (Note 5)	662	449
Value added tax receivable, net (Note 6)	1,394	1,765
Prepaid expenses and other assets (Note 4)	614	1,091
Total current assets	17,625	22,476
Property, plant and equipment, net (Note 7)	30,006	32,375
Prepaid expenses and other assets, non-current (Note 4)	—	30
Total assets	$47,631	$54,881
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,875	$1,365
Other current liabilities (Note 10)	2,755	4,405
Total current liabilities	4,630	5,770
Asset retirement obligation (Note 9)	2,635	2,602
Other long term liabilities	74	53
Total liabilities	7,339	8,425

Commitments and contingencies (Note 16)
Equity (Note 13)
Common stock, $.01 par value, 100,000,000 shares authorized; 53,022,833 and 43,530,833 shares issued and outstanding for the respective periods	530	435
Additional paid in capital	502,701	494,647
Accumulated deficit	(462,939)	(448,626)
Shareholder’s equity	40,292	46,456
Total liabilities and equity	$47,631	$54,881

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Revenue:
Sale of metals (Note 14)	$—	$500	$—	$10,797
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 14)	—	(517)	—	(17,534)
Exploration expense	(1,009)	(1,024)	(4,262)	(3,788)
El Quevar project expense	(489)	(486)	(1,244)	(2,159)
Velardeña project expense	(2,034)	(85)	(2,034)	(3,006)
Velardeña shutdown and care & maintenance costs	—	(2,218)	(2,457)	(4,547)
Administrative expense	(782)	(1,078)	(3,587)	(4,608)
Stock based compensation	(181)	(305)	(768)	(1,284)
Reclamation and accretion expense	(50)	(47)	(148)	(135)
Impairment of long lived assets	—	—	—	(237,838)
Impairment of goodwill	—	—	—	(11,180)
Other operating income, net	687	(31)	691	3,615
Depreciation, depletion and amortization	(751)	(1,083)	(2,375)	(6,180)
Total costs and expenses	(4,609)	(6,874)	(16,184)	(288,644)
Loss from operations	(4,609)	(6,374)	(16,184)	(277,847)
Other income and (expense):
Interest and other income, net	882	186	1,763	509
Gain (loss) on foreign currency	115	(127)	108	(537)
Total other income (expense)	997	59	1,871	(28)
Loss from operations before income taxes	(3,612)	(6,315)	(14,313)	(277,875)
Income tax benefit	—	104	—	47,599
Net loss	$(3,612)	$(6,211)	$(14,313)	$(230,276)
Comprehensive loss, net of tax:
Unrealized gain on securities	—	—	—	90
Comprehensive loss	$(3,612)	$(6,211)	$(14,313)	$(230,186)
Net loss per common share — basic
Loss	$(0.08)	$(0.14)	$(0.33)	$(5.38)
Weighted average common stock outstanding - basic (1)	45,029,388	42,857,347	43,621,634	42,827,891

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 15)	$(12,147)	$(23,435)
Cash flows from investing activities:
Sale of available for sale investments	—	198
Proceeds from sale of assets	973	4,125
Capitalized costs and acquisitions of property, plant and equipment	(427)	(1,471)
Net cash provided by investing activities	$546	$2,852
Cash flows from financing activities:
Proceeds from issuance of stock units, net of issue costs	7,410	—
Net cash provided by financing activities	$7,410	$—
Net decrease in cash and cash equivalents	(4,191)	(20,583)
Cash and cash equivalents - beginning of period	19,146	44,406
Cash and cash equivalents - end of period	$14,955	$23,823

See Note 15 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	265,000	2	1,472	—	—	1,474
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(240,380)	—	(240,380)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	—	—	768	—	—	768
KELTIP mark-to-market	—	—	(29)	—		(29)
Registered offering stock units, net (Note 13)	3,692,000	37	2,702	—	—	2,739
Private placement stock units, net (Note 13)	5,800,000	58	4,613	—	—	4,671
Net loss	—	—	—	(14,313)	—	(14,313)
Balance, September 30, 2014	53,022,833	$530	$502,701	$(462,939)	$—	$40,292

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

In June 2013 the Company suspended mining and processing at its Velardeña and Chicago precious metals mining properties (the “Velardeña Properties”) in Mexico in order to conserve the asset until the Company was able to create new mining and processing plans that, at then current prices for silver and gold, indicated a sustainable cash margin.  On July 14, 2014 the Company announced that it had restarted mining at its Velardeña Properties on July 1, 2014, and on November 3, 2014 the Company began processing material from the mine.  The Company is primarily focused on the mining and the restart of processing at the Velardeña Properties and continued exploration of properties in Mexico. The Company also continues to review strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage company under the criteria set forth by the SEC as the Company has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC Industry Guide 7, at any of the Company’s properties.  As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable reserves.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in Note 7 are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.              New Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”).  ASU No. 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial position or results of operations.

On May 28, 2014, FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. The Company is evaluating the financial statement implications of adopting ASU 2014-09 but does not believe adoption of ASU 2014-09 will have a material impact on its consolidated financial position or results of operations.

In April 2014 the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 will become effective for the Company January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2013 the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 became effective for the Company January 1, 2014. The adoption of ASU 2013-11 has not had a material impact on the Company’s consolidated financial position or results of operations.

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

The Company had no short-term investments or investments in equity securities as of September 30, 2014 or December 31, 2013.

4.           Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Prepaid insurance	$250	$687
Prepaid contractor fees and vendor advances	104	193
Taxes receivable	70	96
Recoupable deposits and other	190	115
	$614	$1,091

The prepaid contractor fees and vendor advances consist of advance payments made to equipment manufacturers, contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

In addition, included in non-current assets at December 31, 2013 is approximately $30,000 of prepaid insurance, which was fully amortized at September 30, 2014.

5.           Inventories

Inventories at the Velardeña Properties at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Material and supplies	$662	$449
	$662	$449

The Company had no metals or in process inventories at either period as the result of the suspension of mining and processing at the Velardeña Properties in June 2013.

6.           Value Added Tax Receivable, Net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexican tax law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.

The Company has also paid VAT related to exploration activities in Mexico and other countries which has been charged to expense as incurred because of the uncertainty of recovery.

7.           Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Mineral properties	$22,397	$22,397
Exploration properties	2,743	2,993
Royalty properties	200	200
Buildings	2,357	2,349
Mining equipment and machinery	19,683	19,441
Other furniture and equipment	841	1,054
Asset retirement cost	2,002	2,087
	50,223	50,521
Less: Accumulated depreciation and amortization	(20,217)	(18,146)
	30,006	32,375

During the quarter ended September 30, 2014 the Company sold 45 mining concessions totaling 770 hectares located in the Zacatecas District, Zacatecas State, Mexico, to Capstone Mining Group for $700,000 and recorded a $0.5 million gain on the sale.  Also in the quarter, the Company entered into an option agreement with a private party to sell its 1,100 hectare Otuzco property in Peru for $450,000.  At September 30, 2014 the Company had received $150,000 under the option agreement, with the remainder payable in 2015 if the option is maintained and exercised.  In addition, the Company sold miscellaneous surplus equipment located in Argentina during the quarter for $130,000 and recorded a nominal gain. The net gains for the above sales are reflected in other operating income, net on the accompanying Condensed Consolidated Statement of Operations.

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 9).

8.           Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)

Accounts payable and accruals	$1,159	$717
Accrued employee compensation and benefits	716	648
	$1,875	$1,365

September 30, 2014

Accounts payable and accruals at September 30, 2014 are primarily related to amounts due to contractors and suppliers in the amounts of approximately $0.7 million and $0.5 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.

Accrued employee compensation and benefits at September 30, 2014 consist of $0.2 million of accrued vacation and $0.5 million related to withholding taxes and benefits payable, of which $0.2 million is related to the Velardeña Properties.

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

The KELTIP Units are marked to market at each reporting period. At September 30, 2014 and December 31, 2013 the Company had recorded liabilities of $110,000 and $81,000, respectively related to KELTIP Unit grants which are included in accrued employee compensation and benefits in the table above.

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2014 the Company recognized approximately $0.2 million of accretion expense and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Beginning balance	$2,467	$2,080
Changes in estimates, and other	(85)	203
Accretion expense	149	135
Ending balance	$2,531	$2,418

The decrease in the ARO recorded during the nine months ended September 30, 2014 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The increase in ARO recorded during the nine months ended September 30, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 include approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

10.           Other Current Liabilities

The Company recorded other current liabilities of approximately $2.8 million and $4.4 million at September 30, 2014 and December 31, 2013, respectively.  The amounts are primarily related to a loss contingency on foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

The September 30, 2014 amount also includes a net liability of approximately $0.2 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  The amount includes interest and penalties and is net of certain VAT credits due the Company.  The tax authorities have agreed in principle to offset a portion of the $0.9 million in tax, interest and penalties with approximately $0.7 million of VAT credits due the Company.  Should the Argentina tax authorities ultimately not allow a portion or all of the VAT credits as an offset the liability could increase by as much as $0.7 million (see Note 16).

11.           Fair Value Measurements

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) for financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring basis.  ASC 820 establishes a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets and liabilities at fair value at September 30, 2014 and December 31, 2013, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2014
Assets:
Cash equivalents	$14,955	$—	$—	$14,955

Liabilities:
KELTIP payable	110	—		110
	$14,845	$—	$—	$14,845

At December 31, 2013
Assets:
Cash equivalents	$19,146	$—	$—	$19,146
Trade Accounts Receivable	25	—	—	25

Liabilities:
KELTIP payable	81	—		81
	$19,090	$—	$—	$19,090

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The KELTIP payable is related to employee and officer compensation as discussed in Note 8 and are marked to market at the end of each period based on the closing price of the Company’s common stock resulting in a classification of Level 1 within the fair value hierarchy.

During the nine months ended September 30, 2014 and for the year ended December 31, 2013 there were no amounts transferred between levels and there were no changes in fair value measurement techniques.  The Company did not have any Level 2 or Level 3 financial assets or liabilities at September 30, 2014 or December 31, 2013.

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

12.           Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the nine months ended September 30, 2014, the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis and no benefit can be recognized on those losses, thus an estimated effective tax rate is not used to report the year-to-date results.  For the nine months ended September 30, 2013, the Company recorded a $47.6 million income tax benefit related primarily to the impairment of long lived assets of the Velardeña Properties and Mexico net operating losses, resulting in an elimination of the net deferred tax liability in existence at that time.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  As of September 30, 2014 and as of December 31, 2013, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits as of September 30, 2014 and as of December 31, 2013.

13.       Equity

Registered offering

On September 10, 2014, the Company completed a registered public offering (the “Offering”) of 3,692,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, and warrants (the “Warrants”) to purchase 1,846,000 shares of the Company’s common stock. The Shares and Warrants were sold in units (“Units”) at a price of $0.86 per Unit, before discount to the underwriters, with each Unit consisting of one Share of the Company’s common stock and a Warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants become exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. The Shares and the Warrants are immediately separable and were issued separately. The Company received net proceeds from the Offering of approximately $2.7 million after the underwriter commissions and expenses of approximately $0.5 million. In arriving at the relative value of the Shares and Warrants the Company used the Black-Scholes option pricing model with a risk-free interest rate of 1.79%; a stock price of $1.01, the closing price of the Company’s common stock the day prior to the announcement of the offering; volatility of 83%; and terms equal to the terms of the Warrants. The fair value of the Shares was approximately $2.1 million and the fair value of the Warrants was approximately $0.6 million both of which were recorded to additional paid in capital net of the $0.01 par value of the Shares.

Private placement

On September 10, 2014 the Company also completed a private placement (the “Private Placement”) with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 5,800,000 Units, with each Unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of the Company’s common stock. The warrants become exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. Each Unit was priced at $0.817 the same discounted price paid by the underwriters in the Offering. The Company received net proceeds from the Private Placement of approximately $4.7 million after the discount and expenses of approximately $0.3 million. In arriving at the relative value of the Shares and Warrants the Company used the Black-Scholes option pricing model with a risk-free interest rate of 1.79%; a stock price of $1.01, the closing price of the Company’s common stock the day prior to the announcement of the offering; volatility of 83%; and terms equal to the terms of the Warrants. The fair value of the Shares was approximately $3.6 million and the fair value of the Warrants was approximately $1.1 million both of which were recorded to additional paid in capital net of the $0.01 par value of the Shares. Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2014 and changes during the nine months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	915,971	$2.47
Granted during the period	—	—
Restrictions lifted during the period	(165,634)	4.72
Forfeited during the period	—	—
Outstanding at September 30, 2014	750,337	$1.97

Restrictions were lifted on 155,134 shares during the period on the anniversaries of grants made to officers and employees in prior years. The restrictions were lifted on an additional 10,500 shares in connection with to the termination of employment of two employees.

For the nine months ended September 30, 2014 the Company recognized approximately $0.4 million of compensation expense related to outstanding restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.3 million over the next 21 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2014 and changes during the nine months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	110,810	$8.02
Granted during period	—	—
Forfeited or expired during period	(15,000)	8.02
Exercised during period	—	—
Outstanding at September 30, 2014	95,810	8.02
Exercisable at end of period	95,810	8.02
Granted and vested	95,810	8.02

At September 30, 2014, in addition to the Equity Plan options outstanding, the Company had outstanding 126,000 options to purchase shares of the Company’s common stock at an exercise price of $16.00. The options were related to the merger with ECU Silver Mining Inc. (“ECU”) on September 2, 2011 and were issued to former ECU stock option holders to replace options previously issued to them by ECU. The options expired on October 22, 2014.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2014 and changes during the nine months then ended:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	585,285	$2.97
Granted during the period	350,000	0.58
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2014	935,285	$2.08

For the nine months ended September 30, 2014 the Company recognized approximately $0.3 million of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next nine months.

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

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at September 30, 2014 and changes during the nine months then ended:

Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	5,263,578	$12.10
Granted during period	4,746,000	1.21
Dilution adjustment	599,760	7.17
Expired during period	(1,831,929)	19.00
Exercised during period	—	—
Outstanding at September 30, 2014	8,777,409	$3.95

The warrants granted during the period are related to the Offering and Private Placement of the Company’s securities completed on September 10, 2014 as discussed above.

In September 2012, the Company closed on a registered offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $8.42 per share (the “September 2012 Warrants”). Pursuant to certain dilution adjustment provisions in the warrant agreement governing the September 2012 Warrants, the number of shares of common stock issuable upon exercise of the September 2012 Warrants was increased from 3,431,649 shares to 4,031,409 shares (599,760 share increase) and the exercise price was reduced from $8.42 per share to $7.17 per share pursuant to a weighted average dilution calculation based on the pricing of the Offering and the Private Placement.

The warrants that expired were warrants related to the merger with ECU on September 2, 2011 and were issued to former ECU warrant holders to replace warrants previously issued to them by ECU. The warrants expired on February 20, 2014.

14.           Sale of Metals and Related Costs

Prior to the suspension of mining and processing in June 2013 (see Note 1) the Company sold marketable products including concentrates and precipitates at its Velardeña Properties.  During the nine months ended September 30, 2014 the Company did not sell any product or incur any related costs as the result of the suspension of mining and processing.

During the nine months ended September 30, 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreements with one precipitate customer, title did not pass to the purchaser until the product was received by the refinery, at which point revenue was recognized. For the Company’s other customers, title generally passed when a provisional payment was made, which occurred after the product was shipped and customary sales documents were completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At September 30, 2013 the Company had written down its metals inventory to net realizable value including a charge to the cost of metals sold of approximately $2.0 million and a charge to depreciation expense of approximately $0.6 million.  Also included in cost of metals sold at September 30, 2013 was a $0.6 million charge related to workforce reduction severance costs.

15.           Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(14,313)	$(230,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,375	6,180
Accretion of asset retirement obligation	149	135
Foreign currency gain on loss contingency	(74)	(383)
Foreign currency loss on deferred tax liability	—	527
Impairment of goodwill	—	11,180
Impairment of long lived assets	—	237,838
Asset write off	129	(66)
Write off of loss contingencies	(1,719)	(522)
Realized loss on marketable securities	—	133
Gain on sale of assets, net	(681)	(3,519)
Income tax provision	—	(47,599)
Stock compensation	768	1,284
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	25	1,047
Decrease in prepaid expenses and other assets	507	328
(Increase) decrease in inventories	(213)	2,074
Decrease in value added tax recoverable, net	371	2,684
Decrease in reclamation liability	(115)	(27)
Increase (decrease) in accounts payable and accrued liabilities	623	(4,337)
Increase (decrease) in deferred leasehold payments	21	(116)
Net cash used in operating activities	$(12,147)	$(23,435)

16.           Commitments and Contingencies

The Company has recorded loss contingencies of approximately $2.6 million and $4.2 million at September 30, 2014 and December 31, 2013, respectively as discussed in Note 10. In addition to the amounts recorded, the Company could be liable for up to an additional $0.7 million stemming from a tax audit of the Argentina equity tax for years 2009 through 2012 subject to the Argentina tax authorities’ acceptance of VAT credits to partially offset the tax liability (see Note 10).

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended September 30, 2014	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Properties	$—	$—	$573	$2,034	$1,660		$420
Corporate, Exploration & Other	—	—	178	2,280	1,952		—
	$—	$—	$751	$4,314	$3,612		$420

Nine Months Ended September 30, 2014
Velardeña Properties	$—	$—	$1,775	$4,491	$4,984	$27,488	$420
Corporate, Exploration & Other	—	—	600	9,093	9,329	20,143	7
	$—	$—	$2,375	$13,584	$14,313	$47,631	$427

Three Months Ended September 30, 2013
Velardeña Properties	$500	$517	$866	$4,635	$3,232	$102
Corporate, Exploration & Other	—	—	217	2,586	3,083	1
	$500	$517	$1,083	$7,221	$6,315	$103

Nine Months Ended September 30, 2013
Velardeña Properties	$10,797	$17,534	$5,425	$7,900	$269,106	$36,607	$1,441
Corporate, Exploration & Other	—	—	755	10,208	8,769	30,474	30
	$10,797	$17,534	$6,180	$18,108	$277,875	$67,081	$1,471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Golden Minerals is a mining company with its Velardeña precious metals mining properties in the State of Durango, Mexico (the “Velardeña Properties”), the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located in or near historical precious metals producing regions of Mexico and Argentina.

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at any of our properties. Prior to suspending mining and processing at the Velardeña Properties in June 2013, we had revenues from the sale of gold, silver, lead and zinc products from the Velardeña and Chicago mines.  Even though we have recommenced mining at the Velardeña Properties, until such time, if ever, that we demonstrate the existence of proven or probable reserves pursuant to SEC Industry Guide 7 we expect to remain as an exploration stage company.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.

2014 Highlights

We recommenced mining activities at the Velardeña Properties in July 2014 and we plan to begin processing material from the mine in the fourth quarter 2014.  Our decision to restart mining activities followed an extensive evaluation period, which began after the shutdown of the Velardeña Properties in June 2013 and included a 9,000-meter drill program that concluded in June 2014.  During the first nine months of 2014 we also continued efforts to actively solicit a partner to advance our El Quevar project and continued to review strategic opportunities, focusing on development or operating properties in North America, including Mexico.

•                  Financing Activity

On September 10, 2014, the Company completed an underwritten registered public offering and concurrent private placement for total net proceeds, after underwriter commissions and expenses, of $7.4 million.  The Company sold 3,692,000 units in the registered offering, priced at $0.86 per unit, before discount to the underwriters, with each unit consisting of one share of the Company’s common stock and a five year warrant to purchase 0.50 of a share of the Company’s common stock at an exercise price of $1.21 per share.  The Company sold an additional 5,800,000 units in a concurrent private placement to The Sentient Group (“Sentient”), the Company’s largest stockholder, at a price of $0.817 per unit, the same discounted price paid by the underwriter in the registered offering.  Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

•                  Sale of Assets

During the quarter ended September 30, 2014 we sold 45 mining concessions totaling 770 hectares located in the Zacatecas District, Zacatecas State, Mexico, to Capstone Mining Group for the sum of US $700,000 and recorded a $0.5 million gain on the sale.  We also entered into an option agreement with a private party to sell our 1,100 hectare Peruvian Otuzco property for US $450,000.  At September 30, 2014 we had received $150,000 under this agreement, with the remainder payable in 2015 if the option is maintained and exercised.  In addition, we sold miscellaneous surplus equipment located in Argentina for $130,000 and recorded a nominal gain. The net gains for the above sales are reflected in other operating income, net on the accompanying Condensed Consolidated Statement of Operations.

•                  Restart of Mining at the Velardeña Properties

Following the shutdown of the Velardeña Properties in June 2013, we continued to develop and evaluate plans to restart mining.  We completed this evaluation and new mine plans in the second quarter 2014 and on July 1, 2014 we restarted mining at the Velardeña Properties and began processing material from the mine on November 3, 2014.  Once mining and processing are ramped up to approximately an average of 285 tonnes per day (tpd) of sulfide material, we expect output of approximately 1.0 to 1.2 million silver equivalent ounces per annum (including silver and gold but excluding lead and zinc and calculated at a ratio of 60 silver ounces to 1 gold ounce), with cash costs between $12 and $15 per payable silver ounce net of by-product gold, lead and zinc credits, assuming a price for gold of $1,250 per ounce.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “—Non-GAAP Financial Measures”.

We completed the evaluation of a 9,000-meter drill program at the Velardeña Properties during June 2014 in vein systems located largely outside the boundaries of our 2012 mineralized material estimate.  This drill program represents the first known drilling of the Terneras and Roca Negra vein sulfides in the area below the historic Terneras mine workings.  Our drilling, mine planning and analysis indicate that positive net cash flow may be achieved at the Velardeña Properties at silver and gold prices of $20.00 and $1,250, respectively by the end of the second quarter 2015.  An independent engineering firm participated in the preparation of the mining plan.

We expect the incremental 2014 net cash outlay to resume mining to total approximately $3.0 million.  This is comprised of approximately $1.0 million in re-start costs for mill improvements and slusher equipment plus $3.0 million of negative gross margin (revenue less cost of sales) in 2014, offset by approximately $1.0 million of avoided care and maintenance costs.  We sold non strategic mineral properties in Mexico and Peru and miscellaneous equipment in Argentina for $1.0 million to partially offset the $3.0 million net cash outlay.  We also continue to search for oxide feed from outside sources, which could enable us to restart the Velardeña oxide plant during the restart plan of the sulfide mill.

Lower Cost Mining

We have reopened Velardeña as a leaner and lower cost mine, with new management throughout the operation.  We have hired 90 new employees under a new labor union agreement and are mining two ten-hour shifts per day.  By year-end 2014, we expect to employ approximately 200 people, with approximately 130 employees under the new labor union agreement.  This is less than half of the employees prior to the June 2013 shutdown when we were running both sulfide and oxide plants and processing approximately 500 tonnes per day (tpd).

Under our new mine plan, we are using an overhand cut and fill mining method and slusher mucking in the stopes.  This mining method should allow us to mine vein widths as narrow as 0.5 meters, which should significantly decrease dilution and allow higher grade material to be hauled to the mill. For conservative planning purposes, we have assumed dilution of the veins to one meter widths. We are removing material from the mine using the new 1.9 kilometer production-sized San Mateo access ramp, which we completed prior to suspending mining in June 2013.  This ramp is providing more efficient and lower cost removal of mined material compared to pre-suspension haulage primarily from a low capacity internal shaft.

Going forward, we expect mining to focus on the San Mateo, Terneras, and Roca Negra veins.  Drilling results and metallurgical studies indicate that these sulfide veins, mined minimally in the past, contain higher grade material over more consistent widths in the 0.5 to 1.0 meter range, with significantly lower arsenic levels than those in the Santa Juana vein system that was the focus of our previous mining activity.  We expect that the lower arsenic will allow for improved payment terms and metallurgical recovery of the metals.  The Roca Negra vein, not considered in the initial restart plan, should add greater flexibility in achieving the objectives of the mine plan, providing an additional vein for mining.

The mining plan calls for the processing of mined material to make gold and silver bearing lead, zinc and pyrite concentrates.  The mining plan is based on favorable results of preliminary metallurgical testing and our expectation, based on the results of the 2014 drill program, that processed material will contain an average of approximately 4 grams per tonne gold and 200 to 250 grams per tonne silver.  As noted above, other than portions of the San Mateo vein, this material is not included in our reported mineralized material.

Ramp-up Schedule

We began mining on July 1, 2014, focused primarily on mining material from the San Mateo and Roca Negra veins and development of access to the Terneras vein.  We stockpiled mined material until we began processing material through the sulfide mill on November 3, 2014. During November we will be testing new equipment in the mill including a revamped electrical system, concentrate filters for our concentrate products, refurbished flotation cells and other equipment.  We have mined and stockpiled low grade material for this testing phase of the mill ramp up. In December we expect to have the mill operating at full capacity of an average of 285 tonnes per day and continuing at the rate.  Grade of the feed material will gradually increase through the second quarter of 2015 as new stopes in the mine are developed and particularly as access to the Teneras vein expands. We plan to mine from the San Mateo, Terneras and Roca Negra veins during the fourth quarter 2014, with mining in the Terneras vein ramping up in the second quarter 2015. Upon completion of the ramp up we expect to produce approximately 250,000 to 300,000 ounces of silver equivalents per quarter.  We project cash costs per payable silver ounce, net of by-product credits between $12 and $15 by mid-2015, assuming a price for by-product gold of $1,250 per ounce.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in” —Non-GAAP Financial Measures”.

•                  El Quevar

The Company has placed the El Quevar property on care and maintenance and continues to actively solicit a partner to fund further drilling to follow up on mineralization discovered in late 2012.

•                  Exploration Portfolio

In the first quarter 2014, we completed a 2,000 meter drill program to test down dip targets on the previously mined vein system at the 233 hectare Los Azules property in Chihuahua, Mexico. Based on results from this phase one drilling program, we conducted a phase two drill program and have completed in both programs a total of 6,900 meters in 29 holes drilled from both surface and underground. Our total payment obligation for the Los Azules property is $2.0 million, approximately $1.7 million of which is to be paid in 2016 and 2017, pursuant to a purchase agreement that we can terminate at any time following a short notice period.

On August 1, 2014, we entered into an agreement giving us the right to acquire for $1.6 million the Santa Maria mine, a privately held property near the Parral District of southern Chihuahua State, Mexico, located approximately 20 kilometers from the Company’s Los Azules project. An initial drill program of 11 holes totaling 2,300 meters has been completed at Santa Maria and results are pending.  In order to acquire the Santa Maria mine, we would make a $500,000 option payment in January 2015 with subsequent payments due every six months until the full $1.6 million is paid.

Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month and nine month period ended September 30, 2014 to the results from operations for the three month and nine month period ended September 30, 2013.

Three Months Ended September 30, 2014

Revenue from the sale of metals.  We did not record any revenue for the three months ended September 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013.  Mining resumed at the Velardeña Properties in July 2014 and processing of mined material began in early November 2014.  During the three months ended September 30, 2013 we recorded $0.5 million of revenue from the sale of products produced at our Velardeña Properties. All of the third quarter 2013 metals sold is related to the sale of inventories on hand at the time of the suspension of operations and sold during the third quarter 2013.

Costs of metals sold.  We did not record any cost of metals sold during the three months ended September 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013. Mining resumed at the Velardeña Properties in July 2014 and processing of mined material began in early November 2014.  For the three months ended September 30, 2013 we recorded $0.5 million of costs of metals sold including a $1.6 million write down of finished goods inventory to its estimated net realizable value for the period.  All of the third quarter 2013 cost of metals sold is related to the sale of inventories on hand at the time of the suspension of operations and sold during the third quarter 2013.

Exploration. Our exploration expenses, including concession payments, other property holding costs and costs incurred by our local exploration offices, were $1.0 million for the three months ended September 30, 2014, as compared to $1.0 million for the three months ended September 30, 2013.  The 2014 exploration expenses were incurred primarily for concession payments and drilling programs at our Los Azules property in Mexico.  The 2013 exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina.

Velardeña project expense.  During the three months ended September 30, 2014 we incurred $2.0 million of total project expenses at our Velardeña Properties primarily related to the start up of mining activities in advance of the restart of the processing plant in the fourth quarter of 2014.  The $2.0 million of project expenses included $0.2 million of expenditures for repairs to the processing plant. In addition to amounts expensed during the three months ended September 30, 2014 we incurred capital expenditures of approximately $0.4 million for plant construction and equipment.  During the three months ended Septemeber 30, 2013 we incurred $0.1 million of project expenses at our Velardeña Properties primarily related to metallurgical consulting work in connection with the development of restart alternatives.

Velardeña shutdown and care and maintenance costs.  During the three months ended September 30, 2014 we did not record any expense related to shutdown and care and maintenance costs at our Velardeña Properties as the result of the restart of operations on July 1, 2014.  During the three months ended September 30, 2013 we recorded a $2.2 million expense related to shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña in June 2013.

El Quevar project expense. During the three months ended September 30, 2014 and 2013 we incurred $0.5 million of project expense for both periods. The costs for both periods were primarily related to holding and maintenance costs while we actively solicit a partner to move the project forward. The costs in the three months ended September 30, 2014 also include approximately $0.2 million for a liability related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.

Administrative.  Administrative expenses were $0.8 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013.  The reduction in administrative expenses for 2014 as compared to 2013 is primarily the result of a reduction in staff at the corporate headquarters.  We expect administrative expenses for the remainder of 2014 to total approximately $1.1 million.

Other Operating Income, Net.  During the three months ended September 30, 2014, we recorded approximately $0.7 million of other operating income primarily related to the sale of exploration properties in Mexico and pursuant to an option on exploration properties in Peru.  During the three months ended September 30, 2013, we recorded a nominal operating loss related to the adjustment of a lease payment received for an exploration property in Mexico.

Stock based compensation.  During the three months ended September 30, 2014 and 2013 we recorded approximately $0.2 million and $0.3 million, respectively, of stock based compensation expense. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation Expense. During each of the three months ended September 30, 2014 and 2013 we incurred less than $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Properties.

Interest and Other Income, Net.  During the three months ended September 30, 2014 and 2013 we recorded approximately $0.9 million and $0.2 million, respectively of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party for both periods.

Gain/Loss on Foreign Currency.  During the three months ended September 30, 2014 we recorded a $0.1 million foreign currency gain compared to a $0.1 million foreign currency loss for the same period in 2013. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  There were no income benefits recorded for the three months ended September 30, 2014, as the Company’s net operating losses in the period are currently subject to a full valuation allowance.  In comparison, an income tax benefit of $0.1 million was recorded for the three months ended September 30, 2013 related to the partial removal of a Mexico tax contingency due to the expiration of the statute of limitations related to such tax contingency.

Nine Months Ended September 30, 2014

Revenue from the sale of metals.  We did not record any revenue for the nine months ended September 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013.  Mining resumed at the Velardeña Properties in July 2014 and processing of mined material began in early November 2014.  During the nine months ended September 30, 2013 we recorded $10.8 million of revenue from the sale of products produced at our Velardeña Properties.

Costs of metals sold.  We did not record any cost of metals sold during the nine months ended September 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013. Mining resumed at the Velardeña Properties in July 2014 and processing of mined material began in early November 2014.  For the nine months ended September 30, 2013 we recorded $17.5 million of costs of metals sold including a $0.6 million charge related to workforce reduction severance costs incurred in the first quarter.

Exploration. Our exploration expenses, including concession payments, other property holding costs and costs incurred by our local exploration offices, were $4.3 million for the nine months ended September 30, 2014, as compared to $3.8 million for the nine months ended September 30, 2013.  The 2014 exploration expenses were incurred primarily for concession payments drilling programs at our Velardeña Properties and our Los Azules property in Mexico.  The 2013 exploration expenses were incurred primarily for concession payments in Mexico, drilling programs in Mexico and other exploration activities in Mexico and Argentina. The increase in exploration expense for the nine months ended September 30, 2014 as compared to the same period of 2013 is primarily related to the 2014 drilling program at our Velardeña Properties.

Velardeña project expense During the nine months ended September 30, 2014 we incurred $2.0 million of project expenses related to our Velardeña Properties primarily related to the start up of mining activities in advance of the restart of the processing plant in the fourth quarter of 2014.  The $2.0 million of project expenses included $0.2 million of expenditures for repairs to the processing plant. In addition to amounts expensed during the nine months ended September 30, 2014 we incurred capital expenditures of approximately $0.4 million for plant construction and equipment. During the nine months ended September 30, 2013 we incurred $3.0 million of project expenses related to our Velardeña Properties primarily related to development of the San Mateo ramp, other mine development, and engineering work.  The San Mateo ramp was completed during May 2013. In addition to amounts expensed during the nine months ended September 30, 2013 we incurred capital expenditures of approximately $1.6 million for plant construction, mining and equipment.

Velardeña shutdown and care and maintenance costs.  During the nine months ended September 30, 2014 we recorded $2.5 million of expense related to shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña in June 2013.  The costs were all incurred prior to the restart of operations on July 1, 2014. The costs include expenditures for the evaluation of restart plans for the Velardeña Properties. During the nine months ended September 30, 2013 we recorded a $4.5 million expense related to the severance of 440 positions and other shutdown and care and maintenance costs at our Velardeña Properties as the result of the suspension of mining and processing at Velardeña on June 19, 2013.

El Quevar project expense. During the nine months ended September 30, 2014 and 2013 we incurred $1.2 million and $2.2 million of project expense, respectively. The 2014 costs were primarily related to holding and maintenance costs while the 2013 costs were primarily related to furthering our evaluation of the Yaxtché deposit at our El Quevar project in Argentina.  The costs for 2014 also include approximately $0.2 million for a liability related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years. The reduction in overall costs for 2014 is primarily the result of placing the El Quevar project in a holding and maintenance state while we actively solicit a partner to move the project forward.

Administrative.  Administrative expenses were $3.6 million for the nine months ended September 30, 2014 compared to $4.6 million for the nine months ended September 30, 2013.  The reduction in administrative expenses for 2014 as compared to 2013 is primarily the result of a reduction in staff at the corporate headquarters.  We expect administrative expenses for the remainder of 2014 to total approximately $1.1 million.

Other Operating Income, Net.  During the nine months ended September 30, 2014, we recorded $0.7 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Mexico and option payments on an exploration property in Peru.  During the nine months ended September 30, 2013 we recorded $3.6 million of net other operating income primarily related to the gain on the sale of certain exploration properties in Peru for $3.5 million, the receipt of an $0.3 million option payment for another Peruvian exploration property, and the receipt of approximately $0.3 million for the lease of a mineral property in Mexico, partly offset by the $0.5 million carrying value of the properties sold.

Stock based compensation.  During the nine months ended September 30, 2014 and 2013 we recorded approximately $0.8 million and $1.3 million, respectively, of stock based compensation expense. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation Expense. During each of the nine months ended September 30, 2014 and 2013 we incurred $0.1 million of reclamation expense, all related to the accretion of an asset retirement obligation at the Velardeña Properties.

Impairment of long lived assets and goodwill. We assess the recoverability of our property, plant and equipment and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The significant decrease in metals prices in the second quarter 2013 and the suspension of mining and processing at our Velardeña Properties at the end of the second quarter 2013 were events that required an assessment of the recoverability of the Velardeña Properties asset group and goodwill.  We completed an impairment analysis at June 30, 2013 and determined that both the long lived assets and the goodwill associated with the Velardeña Properties and the San Diego property were impaired.  As a result we recorded a $238.0 million impairment charge related to the long lived assets and a $11.2 million impairment charge related to goodwill.  There were no such charges during the nine months ended September 30, 2014.

Interest and Other Income, Net.  During the nine months ended September 30, 2014 and 2013 we recorded approximately $1.8 million and $0.5 million respectively, of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party for both periods.

Gain/Loss on Foreign Currency.  During the nine months ended September 30, 2014 we recorded a $0.1 million foreign currency gain compared to a $0.5 million foreign currency loss for the same period in 2013. Foreign currency gains and losses are primarily related to the effect of currency fluctuations of monetary assets net of liabilities held by our foreign subsidiaries, primarily in Mexico, that are denominated in currencies other than US dollars.

Income Taxes.  There were no income benefits recorded for the three months ended September 30, 2014, as the Company’s net operating losses in the period are currently subject to a full valuation allowance.  In comparison, we recorded an income tax benefit of $47.6 million for the nine months ended September 30, 2013, related primarily to the impairment of long lived assets of the Velardeña Properties and Mexico net operating losses.

Liquidity, Capital Resources and Going Concern

At September 30, 2014 our aggregate cash and cash equivalents totaled $15.0 million.  With the cash balance at September 30, 2014 and the assumptions described below, including costs related to the restart of mining at the Velardeña Properties, we expect to have sufficient funding to continue our long term business strategy through 2014, ending 2014 with a cash balance of approximately $9.5 million.  Our cash and cash equivalents balance at September 30, 2014 of $15.0 million is $4.1 million lower than the $19.1 million in similar assets held at December 31, 2013 due primarily to the expenditure of $2.5 million on the restart of mining activities and plant capital and repairs, $2.5 million in care and maintenance and $1.0 million in drilling costs at our Velardeña Properties; $3.2 million in other exploration expenditures; $1.2 million in maintenance and property holding costs at the El Quevar project;  and $3.2 million in general and administrative expenses; offset in part by net proceeds of $7.4 million received from the sale of shares of our common stock and warrants through an underwritten registered offering and concurrent private placement, $1.0 million in proceeds received from the sale of non strategic property interests, and a reduction in working capital and other items of $1.1 million primarily related to collections of VAT receivables in Mexico and an increase in accounts payable for expenditures associated with the restart of mining activities at the Velardeña Properties.

With the cash balance at September 30, 2014 of $15.0 million we plan to spend the following amounts totaling approximately $5.5 million in the fourth quarter 2014.

•                  Approximately $1.0 million for start-up costs, including mining activities and plant capital and repairs, related to the restart of mining and processing activities at the Velardeña Properties;

•                  Approximately $0.8 million of negative gross margin (defined as revenue less costs of sales) following the restart of the processing plant at the Velardeña Properties, assuming metals prices of $20.00 per ounce of silver and $1,250 per ounce of gold during the last three months of 2014;

•                  Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $1.1 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $1.1 million on general and administrative costs and $1.2 million in increased working capital, primarily related to an increase in material and supplies inventories and accounts receivables related to the restart of the Velardeña Properties and the payment of annual premiums for our corporate insurance program.

In arriving at our forecast for a cash balance of $9.5 million at the end of 2014 we assumed a price for silver and gold of $20.00 and $1,250 per ounce, respectively.  A 10 percent change in the price per ounce of silver would have a $0.1 million impact (positive or negative) on our cash balance at the end of 2014.  A 10 percent change in the price per ounce of gold would have a $0.1 million impact (positive or negative) on our cash balance at the end of 2014.  For full year 2015, a 10 percent change in the price per ounce of silver would have an approximate $1.0 million impact (positive or negative) on our net cash flow for 2015.  A 10 percent change in the price per ounce of gold would also have an approximate $0.9 million impact (positive or negative) on our net cash flow for full year 2015.

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the Velardeña Properties or at the El Quevar project or any of our other exploration properties will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments regarding:

•                  Future expectations, plans and expected timing with respect to mining, processing and ramp up at the Velardeña Properties and anticipated costs related thereto and the revenues generated by the sales of metals;

•                  Planned expansion, spending, labor, anticipated production and other activities at the Velardeña Properties;

•                  Planned evaluation and anticipated care and maintenance and other costs at the El Quevar Project;

•                  Planned evaluation, spending and costs on exploration activities at other exploration properties;

•                  Anticipated drill programs for certain exploration properties;

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

•                        Economic and political events affecting, and fluctuations in, the market prices for gold, silver, zinc, lead and other minerals which may be found on our exploration properties;

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the third quarter 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of less than $0.1 million.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

Investors in Golden Minerals should consider carefully, in addition to the other information contained in this quarterly report on Form 10-Q, the following risk factors:

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through at least 2014; our potential profitability in the foreseeable future would depend on our ability to mine at our Velardeña Properties on a profitable basis and on our ability to generate sufficient revenue from other sources to fund our continuing activities.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Properties, the El Quevar project, or another of our exploration properties generates sufficient revenue to fund our continuing operations. Operating losses will continue unless and until we are able to generate enough revenue to fund our continuing business activities. If we are successful at mining at the Velardeña Properties on a profitable basis, it is unlikely that those activities will generate sufficient revenue to fund all of our continuing business activities as currently conducted. In that case, operating losses would continue until we develop or acquire sufficient additional sources of revenue, which could be generated by a newly acquired mining property, the commencement of profitable mining at the El Quevar project in Argentina, or at another of our exploration properties.

In addition, the potential profitability of mining and processing at the Velardeña Properties is based on a number of assumptions. For example, profitability will depend on metal prices, costs of materials and supplies, costs at the mines and processing plants and the amounts and timing of expenditures. Other factors unrelated to the Velardeña Properties could include expenditures to maintain and advance our El Quevar project and to continue exploration at these and other properties, potential strategic acquisitions or other transactions. Many of these factors are and will be beyond our control. We cannot be certain we will be able to generate sufficient revenue from the Velardeña Properties or other sources to achieve profitability and eliminate operating cash flow deficits, or to cease to require additional funding.

We may require additional external financing to fund our continuing business activities in the future.

As of September 30, 2014, we had $15.0 million in cash and cash equivalents. With anticipated costs during the remainder of 2014, including costs related to the restart of mining at the Velardeña Properties, we expect that our current cash and cash equivalent balance will be depleted to approximately $9.5 million by the end of 2014. Even with the restart of mining at the Velardeña Properties in July 2014, our cash balance going into 2015 might not be sufficient to provide adequate cash reserves in the event of decreasing metals prices or delays in the restart or ramp up of the Velardeña Properties or to pursue further exploration of our properties in Mexico, requiring us to seek additional funding from equity or debt or from monetization of non core assets.

We do not have a credit, off take or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes may be difficult given our limited history and the continuing volatility in global credit markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets and metals prices, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non core exploration or other assets at acceptable prices. We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs and to fund our continuing business activities in the future on favorable terms or at all.

Since we have recommenced mining at our Velardeña Properties, we are likely to enter into a collective bargaining agreement with a union in the future and we will remain subject to Mexican labor and employment regulations, which may adversely affect our mining activities and financial condition.

Prior to the suspension of our Velardeña Properties in June 2013, our employees in Mexico were represented by a union, and our relationship with our employees was governed by collective bargaining agreements. Upon recommencement of mining at our Velardeña Properties, our mining activities are not subject to collective bargaining agreements. However, we have agreed with the union that at an appropriate point following the recommencement of mining activities, which may be when we are achieving target payable metal levels under a new mine plan on a sustainable basis, we will negotiate a new collective bargaining agreement with the union. Any collective bargaining agreement that we enter into with the union may restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

Our ability to successfully conduct mining and processing activities at our Velardeña Properties and potentially obtain long term cash flow and profitability from our Velardeña Properties or other properties in the future will be affected by changes in prices of silver, gold and other metals.

Our ability to successfully conduct mining and processing activities at our Velardeña Properties, to establish reserves and advance our exploration properties, and to become profitable in the future, as well as our long term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

The declines in gold and silver prices in 2013 had a significant impact on our mining activities and a continued decline or insufficient increase in prices could negatively affect mining activities at the Velardeña Properties. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our mining and processing plans at our Velardeña Properties or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build or continue our business.

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

Estimates of reserves, mineral deposits and mining costs also can be affected by factors such as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, environmental factors, unforeseen technical difficulties and unusual or unexpected geological formations. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining and on the results of operations. Silver, gold or other minerals recovered in small scale laboratory tests may not be duplicated in large scale tests under on site processing conditions.

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

Our Velardeña Properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental, be prepared by a third party contractor for submission to SEMARNAT. Studies required to support the Manifestación de Impacto Ambiental include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval.

Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. For example, in January 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extended the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación de Impacto Ambiental through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Further, in August 2011, certain amendments to the Civil Federal Procedures Code of Mexico (“CFPC”) were published in the Official Daily of the Federation. The amendments establish three categories of collective actions by which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. These amendments to the CFPC may result in more litigation by plaintiffs seeking remedies for alleged environmental harms, including suspension of the activities alleged to cause harm. Future changes in environmental regulation in the jurisdictions where the Velardeña

Properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether.

Environmental legislation in many other countries, in addition to Mexico, is evolving in a manner that will likely require stricter standards and enforcement, increased fines and penalties for non compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. For example, in September 2010, the Argentine National Congress passed legislation which prohibits mining activity in glacial and surrounding areas. Although we do not currently anticipate that this legislation will impact the El Quevar project, the legislation provides an example of the evolving environmental legislation in the areas in which we operate. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

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

Our policy is to seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Accordingly, the Velardeña Properties and our other mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to conduct activities on our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt.

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

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $40,000. The first contract is a ten year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021. The second contract is a 25 year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

There are significant hazards involved in underground mining and processing activities at our Velardeña Properties, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

The mining and processing and maintenance of our Velardeña Properties, as well as the conduct of our exploration programs, are subject to numerous risks and hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave ins, underground fires or floods, power outages, labor disruptions, flooding, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conduct of our business in amounts that we consider reasonable, this insurance contains, as in the case of our Velardeña Properties, exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

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

Our Velardeña Properties and mineral exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties. For example, effective January 2014, amendments to the Mexico federal corporate income tax law impose additional duties on mining concession holders, which will have a significant impact on the annual costs to maintain the concessions comprising the Velardeña Properties and our other Mexico exploration properties.

Changes, if any, in mining or investment policies, changes or increases in the legal rights of indigenous populations or in the difficulty or expense of obtaining rights from them that are necessary for our Velardeña Properties or shifts in political attitude may adversely affect our business and financial condition. Our mining and exploration activities may be affected in varying degrees by government regulations with respect to restrictions on extraction, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The restart of our facilities is also subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing businesses in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our mining and exploration activities and financial condition.

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration or mining activities at our Velardeña Properties or at any of our other projects in Mexico or with which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration and mining or material fines, penalties or other liabilities.

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

Mining and future processing at our Velardeña Properties, the continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. Our business is and will continue to be governed by laws and regulations governing exploration, prospecting, mining, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained could have a material adverse effect on our business by delaying, preventing or making mining and processing at our Velardeña Properties and other continued mining activities economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our business. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego exploration property in Mexico in a 50 50 joint venture and are therefore unable to control all aspects of exploration and advancement of this property.

We hold the San Diego exploration property in Mexico in a 50 50 joint venture with Golden Tag Resources Ltd., which has a right to acquire an additional 10% interest by making expenditures related to further exploration drilling and completing an updated resource assessment at the property. Our interest in the San Diego property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from Golden Tag Resources Ltd. The dispute was settled in September 2010 and resulted in an increase in ECU’s mining property costs of approximately $61,000. Additionally, if Golden Tag Resources Ltd. exercises its right to acquire an additional 10% interest, our ability to control exploration and advancement will be further reduced.

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

The exploration of our mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non productive.

Mineral exploration is highly speculative in nature and is frequently non productive. Substantial expenditures are required to:

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

We currently conduct exploration activities almost exclusively in countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

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

We have mining activities in Mexico and exploration activities primarily in Mexico and Argentina. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, in January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs to maintain the concessions comprising the Velardeña Properties if we have revenues in the future.

Additionally, in October 2011, the president of Argentina announced, by way of a presidential decree, that mining companies with operations in Argentina would be required to repatriate all export revenues generated into Argentina for local foreign exchange conversion prior to transfer overseas. This decree overturns a previous exemption for mining companies from Argentina’s currency repatriation laws that apply to oil and gas producers in the country. Consequently, if we ultimately have payable metals from the El Quevar project in Argentina, the new repatriation policy may increase foreign exchange transaction costs.

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

We could require additional funding to support our business, including for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted. Because debt financing is difficult to obtain for early stage mining companies, it is likely that we will seek such financing in the equity markets. If we were to engage in any type of equity financing the current ownership interest of our stockholders would be diluted.

The existence of a significant number of warrants and options may have a negative effect on the market price of our common stock.

In connection with our financing in September 2014, we issued warrants to acquire 4,746,000 shares of our common stock at $1.21 per share expiring in September 2019. In connection with our financing in September 2012, we issued five year warrants to purchase 3,431,649 shares of our common stock at an exercise price of $8.42 per share expiring September 2017. Pursuant to a weighted average dilution calculation based on the pricing in the September 2014 financing, the exercise price for the September 2012 warrants was reduced to $7.17 and the number of shares issuable on exercise of the warrants increased to 4,031,409. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are “in the money,” the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

4.1	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A., dated as of September 10, 2014. (Sentient Private Placement) (1)
10.1	Subscription Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)         This Warrant Agreement replaces the Warrant Agreement filed as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC September 10, 2014. The first paragraph of the agreement was revised to properly reflect the parties to the agreement.

(2)         This Subscription Agreement replaces the Subscription Agreement filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC September 10, 2014. The agreement was revised to correct a typographical error in the purchase price.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date: November 6, 2014	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: November 6, 2014	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer