Form 10-K
period 2014-12-31
Golden Minerals Co
filed 2015-02-27
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Do not check if a (smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $37.2 million, based on the closing price of the registrant’s common stock of $1.15 per share on the NYSE MKT on June 30, 2014. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2014 included all directors and officers and one shareholder that held approximately 22.3% of its outstanding common stock. The number of shares of common stock outstanding on February 25, 2015 was 53,162,833.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These statements include statements relating to our plans, expectations and assumptions concerning the Velardeña Properties (as defined below), the El Quevar project and certain properties in our exploration portfolio, the timing and budget for costs related to our Velardeña Properties, our El Quevar project and our exploration properties, our expected cash needs, and statements concerning our financial condition, business strategies and business and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, including plans for mining and processing at the Velardeña Properties and planned exploration activities, and contain projections of 2015 expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•                                          Higher than anticipated costs or interruptions related to optimizing mining and processing at the Velardeña Properties in Mexico;

•                                          Risks related to our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to extract and sell minerals from the mines successfully or profitably at current silver and gold prices, mining or processing problems, decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing at the Velardeña Properties, accidents and other unanticipated events and our ability to raise the necessary capital required to finance future mining and processing at the Velardeña Properties;

•                                          Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, feasibility and economic viability and increased costs associated with maintaining the project;

•                          The results of future exploration at our exploration properties and our ability to further advance certain exploration properties;

•                                          Our ability to retain key management and mining personnel necessary to optimize mining and processing at our Velardeña Properties and to successfully run and grow our business;

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

CONVERSION TABLE

In this annual report on Form 10-K, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard measurement systems to metric and metric to United States standard measurement systems are provided in the table below. All currency references in this annual report on Form 10-K are to United States dollars, unless otherwise indicated.

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

“Deposit” means an informal term for an accumulation of minerals.

“Development Stage” means a project with an established resource, not in production, engaged in the process of additional studies preparing for completion of a feasibility study or for commercial extraction.

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

“Exploration Stage” means a project that is not yet in either the Development Stage or Production Stage.

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

“Inferred Mineral Resource” means the part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

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

“National Instrument 43-101” or “43-101” means the standards of disclosure for mineral projects prescribed by the Canadian Securities Administrators.

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

“Preliminary Economic Assessment” or “PEA” means a study, other than a pre-Feasibility or Feasibility Study, that includes an economic analysis of the potential viability of mineral resources.

“Probable Mineral Reserves” means mineral reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven Mineral Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Mineral Reserves, is high enough to assume continuity between points of observation.

“Production Stage” means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product.

“Proven Mineral Reserves” means mineral reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

“Reclamation” means the process of returning land to another use after mining is completed.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“Mineral Reserves” means that part of a mineral deposit that could be economically and legally extracted or produced at the time of mineral reserve determination.

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

“Silver Equivalent” means silver and gold only, with gold converted to silver equivalents at a 70 to 1 ratio.

“Skarn” means a coarse-grained metamorphic rock formed by the contact metamorphism of carbonate rock often containing garnet, pyroxene epodite and wollastonnite.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company, and we own the Velardeña and Chicago precious metals mining properties (the “Velardeña Properties”) in the State of Durango, Mexico, the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico. The Velardeña Properties and the El Quevar advanced exploration property are our only material properties. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

We recommenced mining activities at the Velardeña Properties in July 2014 and began processing material from the Velardeña mine in November 2014. Our decision to restart mining activities followed an extensive evaluation period, which began after the shutdown of the Velardeña Properties in June 2013 and included a 9,000-meter drill program that concluded in June 2014.

We are primarily focused on efforts to optimize mining and processing activities at our Velardeña Properties in order to achieve positive net cash flows at the Velardeña Properties. We are focused on establishing a second group of mining assets, which may include those recently acquired assets in the Parral District in Chihuahua Mexico, and obtaining oxide feed from outside sources to enable us to restart the oxide plant, in order to generate sufficient revenue, along with revenue from our Velardeña Properties, to fund our continuing business activities.

We are continuing our exploration efforts on selected properties in our portfolio of approximately 30 exploration properties located primarily in Mexico, including our Celaya property in the State of Guanajuato Mexico. We continue to hold our El Quevar property on care and maintenance and to reduce holding costs until we can find a partner to further advance the project. We reduced general and administrative expenses in 2014 by approximately 17% over 2013 expenses. We expect this reduced level of spending to continue in 2015. We also are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves at our Velardeña Properties or any of our other properties. In Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable mineral reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Mineral Reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

Prior to suspending mining and processing at the Velardeña Properties in June 2013, we had revenues from the sale of silver, gold, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2014, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company, focusing on mining in Mexico, mining and processing activities at the Velardeña Properties, establishing a second group of mining assets, which may include our recently acquired exploration properties, obtaining oxide feed for our oxide plant and continued exploration efforts on selected properties in our exploration portfolio.  We also are focused on strategic opportunities, primarily on development or operating properties in North America, including Mexico.

Velardeña Properties.  On July 1, 2014 we restarted mining at the Velardeña Properties and began processing material from the mine on November 3, 2014. During 2014 we generated payable metals totaling approximately 42,000 silver equivalent ounces (equivalents calculated at 70:1 silver to gold) and included approximately 29,000 ounces of silver and 194 ounces of gold. We are focused on optimizing mining and processing at the Velardeña Properties in order to ramp up to the 285 tonnes per day (“tpd”) rate, which we expect to achieve late in the first quarter 2015. We expect feed material grades to gradually increase through the second quarter of 2015 as new stopes in the mine are developed and access to the Terneras vein increases. In the first quarter 2015, the engineering firm Tetra Tech updated our estimate of mineralized material at the Velardeña Properties, and also plans to complete a Preliminary Economic Assessment and a technical report pursuant to Canadian National Instrument 43-101 in respect of the Velardeña Properties.

El Quevar Project.  We continue to hold our El Quevar property on care and maintenance and to reduce holding costs until we can find a partner to fund further exploration.

Exploration Focus.  We are focused on establishing a second group of mining assets, which may include our Los Azules property and our Santa Maria property, each of which contains a small underground mine located in the Parral District in Chihuahua, Mexico. We completed drill programs at each of the Los Azules and Santa Maria properties during 2014 and expect to release reports on these results in the first quarter 2015. During 2015 we plan to focus our exploration efforts primarily on these properties in the Parral District, and exploration on certain other properties, including our Celaya project in the State of Guanajuato Mexico. We expect our expenditures for the exploration program in 2015 to be approximately $3.1 million.

Experienced Management Team.  We are led by a team of mining professionals with approximately 130 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including, among others, Cyprus Amax Minerals Company, Phelps Dodge Corporation, Barrick Gold Exploration and Noranda Exploration. Our executive team has a proven ability to manage large projects in challenging environments.

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

Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes five different major vein systems including the Terneras, Roca Negra, San Mateo, Santa Juana and San Juanes systems. During 2014 we were mining from the

San Mateo, Terneras and Roca Negra vein systems as well as the Santa Juana vein system to augment grades as mining and processing rates ramped up. During 2015 we plan to mine primarily from the Terneras, Roca Negra and San Mateo veins with some feed coming from the Santa Juana vein. The Chicago mine is located approximately two kilometers south of the Velardeña property. We did not mine from the Chicago mine during 2014, and do not have current plans to mine from the Chicago mine during 2015.

We own a 300 tonne per day flotation sulfide mill situated near the town of Velardeña, which accounted for approximately 100% and 42% of our revenue from saleable metals during 2014 and 2013, respectively. The mill includes lead, zinc and pyrite flotation circuits in which we can process the sulfide ore to make lead, zinc and pyrite concentrates. In 2014 most of the silver and gold was contained in the lead concentrate. In 2013 most of the silver was contained in the lead concentrate and most of the gold was contained in the pyrite concentrate. During 2014 we processed all our mined material through the sulfide plant.

We also own a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine, which accounted for approximately 58% of our revenue from saleable metals during 2013. We currently are not processing material through the oxide plant. We previously used the mill to process oxide and mixed sulfide/oxide material from the Velardeña Properties and during the first half of 2013, generated silver and gold bearing precipitates and lead concentrates that were sold to third party refineries. We continue to search for oxide feed from outside sources, which could enable us to restart the oxide plant. There is also a small refinery at the oxide plant capable of matching the throughput of the oxide plant up to about 300 tpd, or slightly more than half the maximum capacity of the oxide plant to make doré silver and gold bars. We did not make any doré in 2013 or 2014.

Ore is trucked from the Velardeña mine to the sulfide plant, which has its own tailings ponds. In January 2012 we completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings for approximately four years at the processing rate of 285 tpd.   For the oxide plant, we completed the first stage of a new tailings pond during May 2013. If oxide mining activities resume, the first stage provides capacity to treat tailings for approximately one year at the processing rate of 500 tpd.  We would expect to complete the second stage approximately six months after the resumption of oxide mining activities, which would provide tailings treatment capacity for approximately an additional two years at 500 tpd. Completion of the third stage would provide tailings treatment capacity for approximately an additional 14 years at the 500 tpd processing rate.

Power for all of the mines and plants is provided through substations connected to the national grid. Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently only using water from two wells near the sulfide plant and one well near the oxide plant. Under our current mining plan, we may need additional water to run the sulfide plant, which we can truck from the two unused wells near the oxide plant or obtain from outside sources, both of which will increase our water costs. To avoid these higher water costs, we plan to construct a pipeline to transport water from the two unused wells near the oxide plant. We are waiting on certain environmental permitting and expect to have this pipeline complete by the end of 2015.

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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiaries Minera William S.A. de C.V. and BLM Minera Mexicana S.A. de C.V. At present, a total of 29 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 557 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2014, we made such payments totaling approximately $12,000 and expect to pay approximately $12,000 in 2015.

The Velardeña Properties are subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining and exploration activities. We currently have contracts with two ejidos to secure surface rights for our Velardeña Properties with a total annual cost of approximately $35,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021.  The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. In 2012 we entered into an agreement with the Vista Hermosa ejido to purchase the surface rights to the 144 hectares area that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions. The title for the purchase has been issued by the National Agrarian Registry (RAN) and is in the process of being transferred to us.

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

We hold water concessions in wells that provide water for the Velardeña Properties. In Mexico water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2014 we made such payments totaling approximately $28,000 and expect to pay approximately the same amount in 2015. We are required to pay a fine to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. During 2014 we paid fines of approximately $20,800 for our overuse of one well and approximately $3,000 for our underuse of another well.

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

Mineralization in the deposits located at the Velardeña mine belongs primarily to epithermal calcite quartz veins with associated lead, zinc, silver, gold and copper mineralization, typical of the polymetallic vein deposits of northern Mexico. The veins are usually thin, normally in the 0.2 meter to 0.5 meter range, but consistent along strike and down dip. Coxcomb and rhythmically banded textures are common.

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

2014 Technical Report

During the first quarter 2015, the engineering firm of Tetra Tech (“Tetra Tech”) completed an estimate of mineralized material at the Velardeña Properties, set forth in the following table:

Mineralized Material	Tonnes (in thousands)	Silver (Ag) Grade (Grams per tonne)	Gold (Au) Grade (Grams per tonne)	Lead (Pb) Grade %	Zinc (Zn) Grade %
Mineralized Material at December 31, 2014
Velardeña Mine
Oxide and mixed	572	295	4.1	1.34	1.07
Sulfide	1,032	274	3.9	1.11	1.42
Chicago Mine
Oxide and mixed	91	208	3.2	3.77	2.8
Sulfide	98	165	2.8	2.97	3.49
Total Mineralized Material at December 31, 2014	1,793	272	3.8	1.42	1.49

Note: Results may not tie precisely due to rounding. Additionally, silver ounces, zinc pounds and leads pounds are rounded to the nearest thousand and gold ounces are rounded to the nearest ounce and tonnes. The variance in rounding different commodities and units is for convenience and does not reflect any differences in the level of accuracy of the calculated mineralized material estimate.

The Tetra Tech mineralized material estimate assumed a silver price of $25 per troy ounce, a gold price of $1,446 per troy ounce, and a cutoff grade of a net smelter return (“NSR”) of $100 per tonne.

The following table shows the commodity prices and metallurgical recoveries used to determine the cutoff grade.

Metal	Metal Prices*	Sulfide Metallurgical Recovery %	Oxide Metallurgical Recovery %	Mixed Metallurgical Recovery %
Silver	$25 (oz)	89	68	50
Gold	$1,446 (oz)	68	71	29
Lead	$0.96 (lb)	83	—	25
Zinc	$0.91 (lb)	83	—	37

* Amounts represent three-year average prices.

The cutoff grade of $100 NSR per tonne of mineralized material was determined by adding the estimated average costs of mining ($53 per tonne), processing ($27 per tonne) and general and administration ($20 per tonne). The average cost estimates are the same for both the Velardeña and Chicago mines. The NSR value of mineralized material was determined for each type of mineralized material (sulfide, mixed, and oxide) by multiplying a fractional factor that represents an estimated combination of metallurgical recovery, treatment charges, penalties and payment terms by the unit value of each metal and then multiplying by the expected amount of that metal in each block of inventoried material.

The following table shows the recovery rates for silver, gold, lead and zinc at each of our processing facilities for 2013 and 2014.

	2013	2014(1)
Oxide plant recovery
Silver	78.0%	—%
Gold	40.1%	—%
Sulfide plant recovery
Silver	72.1%	56.6%
Gold	61.2%	29.0%
Lead	62.3%	51.7%
Zinc	82.2%	45.6%

(1)  Recoveries were low in 2014 due to the buildup of in-process inventories in the sulfide plant associated with the start-up of processing activities in November 2014.

For further detail regarding mineralized material, see “CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL”.

Velardeña Properties and Plans

In June 2013 we suspended mining and processing at the Velardeña Properties. In July 2014 we recommenced mining activities at the Velardeña Properties and began processing material from the mines in November 2014. During the fourth quarter

2014, the processing facilities generated payable metals totaling approximately 42,000 silver equivalent ounces (equivalents calculated at 70:1 silver to gold) and included approximately 29,000 ounces of silver and 194 ounces of gold. Payable silver equivalents include only silver and gold equivalent ounces. Also, during the fourth quarter 2014, the processing facilities generated approximately 111,000 pounds of payable lead and 135,000 pounds of payable zinc. The following table shows actual silver, gold and silver equivalent payables for the first six months of 2013 and the fourth quarter 2014.

	Payable Metal
	2013(1)	2014(2)

Silver (oz)	252,256	28,746
Gold (oz)	2,349	194
Silver equivalent (AgEq)(oz)(3)	416,686	42,326

(1)  Mining and processing activities were suspended at the Velardeña Properties on June 19, 2013.

(2)  Mining activities at the Velardeña Properties recommenced on July 1, 2014 and processing activities recommenced on November 3, 2014.

(3)  Equivalents calculated at 70:1 silver to gold.

The table below sets forth the mining and processing statistics of our Velardeña Properties for the first six months of 2013 and the last six months of 2014.

	The Year Ended December 31,
	2013(1)	2014(2)
Tonnes Milled
(includes stockpiles)
Oxide plant	41,383	—
Sulfide plant	30,680	14,322
	72,063	14,322
Combined plant grades
(Grams per tonne)
Silver	163	119
Gold	2.56	1.57
Combined plant recovery (3)
Silver	75.8%	56.6%
Gold	48.7%	29.0%

Contained Metals (3)
(includes stockpiles)
Silver ounces	286,394	30,615
Gold ounces	2,885	209
Silver equivalent ounces (70:1)	488,344	45,245
Lead - pounds (000)	564	124
Zinc - pounds (000)	836	155

Payable Metals (3)
(includes stockpiles)
Silver ounces	252,256	28,746
Gold ounces	2,349	194
Silver equivalent ounces (70:1)	393,196	42,326
Lead - pounds (000)	500	111
Zinc - pounds (000)	706	135

Products sold
Doré - kilograms	—	—
Precipitate - kilograms	9.07	—
Lead concentrates - tonnes	1,147	72
Zinc concentrates - tonnes	1,054	36
Pyrite concentrates - tonnes	2,789	—
Copper concentrates - tonnes	—	—

Payable metals in products sold
Silver ounces	310,791	9,489
Gold ounces	2,845	75
Silver equivalent ounces (70:1)	509,941	14,739
Lead - pounds (000)	720	40
Zinc - pounds (000)	927	34

(1)  Mining and processing activities were suspended at the Velardeña Properties on June 19, 2013.

(2)  Mining activities at the Velardeña Properties recommenced on July 1, 2014 and processing activities recommenced on November 3, 2014.

(3)  Current payable metals and recoveries include final metal settlements pertaining to sales of previously reported payable metals.

Following the shutdown of the Velardeña Properties in June 2013, we continued to develop and evaluate plans to restart mining. We completed this evaluation and new mine plans in the second quarter 2014 and on July 1, 2014 we restarted mining at the Velardeña Properties and began processing material from the mine on November 3, 2014. As discussed above, during 2014 we generated payable metals totaling approximately 42,000 silver equivalent ounces (equivalents calculated at 70:1 silver to gold) and included approximately 29,000 ounces of silver and 194 ounces of gold. In 2015 we expect output of approximately 0.8 to 1.0 million silver equivalent ounces (including silver and gold but excluding lead and zinc and calculated at a ratio of 70 silver ounces to 1 gold ounce), with cash costs in 2015 between $12.00 and $15.00 per payable silver ounce net of by-product gold, lead and zinc credits, assuming a price for gold of $1,250 per ounce. “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “Item 7: Management’s Discussion and Analysis—Non-GAAP Financial Measures”.

We completed the evaluation of a 9,000-meter drill program at the Velardeña Properties during June 2014 in vein systems located largely outside the boundaries of our 2012 mineralized material estimate. This drill program represents the first known drilling of the Terneras and Roca Negra vein sulfides in the area below the historic Terneras mine workings.

We reopened Velardeña as a leaner and lower cost mine, with new management throughout the mine. We have hired 177 new employees under a new labor union agreement and are mining two ten-hour shifts per day. To date, we are employing approximately 250 people at the Velardeña Properties. This is about half of the employees prior to the June 2013 shutdown when we were running both sulfide and oxide plants and processing approximately 500 tpd.

Under our new mine plan, we are using shrinkage stope mining, standard mechanized cut and fill and an overhand cut and fill mining method and slusher mucking in the stopes in the narrower veins. This later mining method should allow us to mine vein widths as narrow as 0.5 meters, which should significantly decrease dilution and allow higher grade material to be hauled to the mill. For conservative planning purposes, we have assumed dilution of the veins to one meter widths. We are removing material from the mine using the new 1.9 kilometer San Mateo access ramp, which we completed prior to suspending mining in June 2013. This ramp is providing more efficient and lower cost removal of mined material compared to pre-suspension haulage primarily from a low capacity internal shaft. The mining plan calls for the processing of mined material to make silver and gold bearing lead, zinc and pyrite concentrates. In 2014 we processed mined material to make silver and gold bearing lead and zinc concentrates, and in 2015 we expect to also make saleable pyrite concentrates.

During 2014 we focused on mining on the San Mateo, Terneras and Roca Negra veins. Drilling results and metallurgical studies indicate that these sulfide veins, mined minimally in the past, contain higher grade material over more consistent widths in the 0.5 to 1.0 meter range, with significantly lower arsenic levels than those in the Santa Juana vein system that was the focus of our previous mining activity. We expect that the lower arsenic will allow for improved payment terms and metallurgical recovery of the metals. The Roca Negra vein, not considered in the initial restart plan, should add greater flexibility in achieving the objectives of the mine plan, providing an additional vein for mining.  In 2015 we expect mining to focus primarily on the Terneras, Roca Negra and San Mateo veins with some feed coming from the Santa Juana vein.

We began processing material through the sulfide mill in November 2014. During November 2014 we tested new equipment in the mill including a revamped electrical system, concentrate filters for our concentrate products, refurbished flotation cells and other equipment. Grades were low in November 2014 as we processed material from stope access drifts and raises to test plant circuits that were refurbished as part of the restart. Average grades in November were 109 grams per tonne silver and 1.3 grams per tonne gold with payable metals generated from the processing facilities of approximately 12,000 silver equivalent ounces, which is exclusive of process inventory in the circuit that required build up.  In December 2014 the mill began operating at nearly full capacity of an average 264 tpd. We are continuing to ramp up to the 285 tpd rate, which we expect to achieve late in the first quarter 2015. Average grades in December had increased to 127 grams per tonne silver and 1.8 grams per tonne gold with payable metals generated from the processing facilities of approximately 31,000 silver equivalent ounces. We expect feed material grades to gradually increase through the second quarter of 2015 as new stopes in the mine are developed and access to the Terneras vein increases. We also continue to actively search for oxide feed from outside sources, which could enable us to restart the oxide plant.

Product Mix

Our mining plan calls for the processing of mined material to make silver and gold bearing lead, zinc and pyrite concentrates. In 2014 we sold from the Velardeña Properties lead and zinc concentrates containing payable quantities of silver, gold, lead and zinc, selling approximately 16,000 ounces of silver and approximately 95 ounces of gold. Silver sales accounted for approximately 70% and 65% of our revenue from saleable metals during 2014 and 2013, respectively, while gold sales accounted for approximately 30% and 35% of our revenue from saleable metals during 2014 and 2013, respectively. Except as otherwise noted, the information below discusses the product mix for 2014, which we expect to be representative of the product mix during 2015.

Concentrates

The sulfide plant at the Velardeña Properties contains a typical flotation circuit that processes material from the Velardeña Properties into lead, zinc and pyrite concentrate products.

Lead concentrates comprise approximately 50% to 60% of total concentrate products from the sulfide plant. The lead concentrates have typical assays of 30% to 35% lead, 5,000 to 6,000 grams per tonne silver, 25 to 35 grams per tonne gold, 4% to 5% zinc and 3% to 5% copper. After metal deductions, we are typically paid for 95% of contained lead, silver and gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges in 2014 were approximately $300.00 per tonne. Additional charges are incurred for silver and gold refining, and penalties are assessed for certain elements, such as arsenic and antimony that exceed agreed limits.

Zinc concentrates comprise approximately 40% to 50% of total concentrate products from the sulfide plant. The zinc concentrates have typical assays of 50% to 55% zinc, 500 to 600 grams per tonne silver, 1 to 2 grams per tonne gold and 1% to 2% lead. After metal deductions, we are typically paid for approximately 80% of contained zinc and 55% of silver with lesser amounts payable for the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges in 2014 were approximately $260.00 per tonne. Additional charges are incurred for silver and gold refining, and penalties are assessed for certain elements, such as arsenic, that exceed agreed limits.

We did not sell any pyrite concentrates during 2014 because the contained silver and gold in the pyrite concentrates were too low to provide economic value.  Ore grades for silver and gold are anticipated to increase during 2015. We anticipate generating and selling pyrite concentrates, in addition to the lead and zinc concentrates that are generated currently. To provide economic value, pyrite concentrates generally must have assays of greater than 12 to15 grams per tonne gold. The pyrite concentrates will also typically contain approximately 200 grams per tonne silver and 33% to 38% sulfur.  In 2013, when we previously made pyrite concentrates, we were paid for approximately 60% to 65% of the contained gold and incurred treatment charges of approximately $260.00 per tonne with additional penalties assessed for certain elements, such as zinc and copper, that exceed agreed upon limits. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges can vary significantly depending on the gold content of the pyrite concentrate.

In 2014 we incurred approximately $55,000 in smelting and refining charges and approximately $10,000 in penalty charges, primarily for arsenic and antimony included in our lead and zinc concentrates. Treatment and penalty charges are netted against revenue in our consolidated statement of operations.

Customers

During 2014 all of our revenues from mining were attributable to the sale of products from the Velardeña Properties, including lead and zinc concentrates. In 2014 we sold lead and zinc concentrate products to one customer under an exclusive contract that will expire on March 31, 2015. Our sales contract includes terms typical for the industry, including deductions for smelting and refining charges (or treatment charges) and penalties for contaminates present in our products sold.

Our customer contracts, including our one customer contract through March 31, 2015, are such as ordinarily accompany the kind of business conducted by us and our subsidiaries and are entered into in the ordinary course. Typically our customer contracts are not material in amount, and any contract that is material in amount is not a contract on which our business is substantially dependent.

Most of our customer contracts are for a term of one year or less, and many of the contract terms are negotiable during the term of the contract. The global silver and gold markets are competitive with numerous refineries willing to buy concentrates on short notice. If any one of our customer contracts were terminated, we have identified other customers during the bidding process as additional avenues in which to sell our product. We do not believe that a loss of one particular customer would materially delay, disrupt or reduce revenues in the future.

Environmental Matters and Permitting

We hold environmental licenses and environmental impact assessments that allow us to run our mines, plants and tailing facilities at our Velardeña Properties.  In environmental reviews conducted in 2011, 2012 and 2013, we identified non-compliance matters related to our mining and processing activities that were remediated, including general site clean-up and permit renewals. We recently retained a consultant to complete an environmental review to identify and address any current non-compliance items. In 2012, for the sulfide plant, we applied for and were accepted into the Mexican National Environmental Auditing Program (“NEAP”), which allows companies to continue mining activities during the remediation of non-compliance matters. In June 2013, when we suspended mining activities at the Velardeña Properties, we suspended our participation in NEAP. Once we complete the 2015 environmental review, we plan to re-apply for acceptance into the NEAP for the sulfide plant.

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

Pursuant to amendments to the federal corporate income tax law, effective January 2014, additional duties are imposed on mining concession holders; see “—Taxes in Mexico”.

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

In 2014 Mexico developed an Energy sector applicable to private investment companies whereby new mining concessions are now subject to prior approval from the Ministry of Energy. Current mining concessions forming the Velardeña Properties are not subject or affected by this approval requirement, but any new mining concessions acquired will be subject to this additional approval.

Taxes in Mexico

Mexico has a federal corporate income tax rate of 30%, and there are no state taxes on corporate net income. In determining their corporate income tax, entities are allowed to subtract from gross income various deductions permitted by law, and they are allowed a ten-year carry-forward of net operating losses. Pursuant to amendments to the federal tax laws effective January 1, 2014, a 10% withholding tax is charged on dividends distributed to shareholders, regardless of the tax residence of the recipient, out of after tax profits. A foreign resident company is subject to income tax if it has a permanent establishment in Mexico. In general, a permanent establishment is a place of business where the activities of an enterprise are totally or partially carried out and includes, among others, offices, branches and mining sites.

Mexico has several taxes in addition to income tax that are relevant to most business operations, including (i) the Value Added Tax (“VAT”); (ii) import duties; (iii) various payroll taxes; (iv) statutorily entitled employee profit sharing (“PTU”); and (v) mining duties and royalties. In addition, annual mining concession fees are charged by the government.

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

Under the 2013 amendments to the federal corporate income tax law, titleholders of mining concessions are required to pay an annual special duty of 7.5% of their mining related profits, determined by deducting from mining related revenues certain specified types of cash expenditures. Payment of the special duty will be due at the end of March each year commencing in 2015.

Titleholders of mining concessions also will be required to pay a 0.5% special mining duty, or royalty, on an annual basis, on revenues obtained from the sale of silver, gold and platinum. Similar to the 7.5% annual special duty, the 0.5% duty will be due at the end of March each year commencing in 2015.

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

In the province of Salta, where the El Quevar project is located, all mining concessions are granted by a judge in the Salta Mining Court. The El Quevar project is comprised of exploitation concessions. Exploitation concessions are subject to a canon payment fee (maintenance fee) which is paid in advance twice a year (before June 30th and December 31st of each calendar year). Each time a new mining concession is granted, concession holders are exempt from the canon payment fee for a period of three years from the concession grant date. However, this exemption does not apply to the grant of vacant exploitation concessions; only to the grant of new mining concessions.

The El Quevar project is currently comprised of 32 mining concessions. We hold 31 of the concessions directly, and we control the Nevado I concession, located approximately four kilometers from the Yaxtché target, pursuant to a purchase option agreement with the third party concession owner. We made one payment in 2014 totaling $50,000 on the Nevado I option agreement. Our remaining payment on the option agreement totals $550,000 and has been extended to June 2015. In total, the El Quevar project encompasses approximately 59,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions. The Yaxtché deposit is located primarily on the Castor concession. We are also required to pay a 3% royalty to the Salta Province based on the mine mouth value of minerals extracted from any of our concessions. To maintain all of the El Quevar concessions, in 2014, we paid canon payment fees to the Argentine government of approximately $35,000. In 2015 we expect to pay approximately $110,000. The increase in 2015 and subsequent years is the result of a January 2015 amendment to the National Mining Code, increasing the annual canon payment by approximately four times.

The following El Quevar mine concessions are identified below by name and file number in the Salta Province Registry of Mines.

Name of Mine Concession	Concession File Number
Quevar II	17114
Nevado I	18359
Quirincolo I	18036
Quirincolo II	18037
Castor	3902
Vince	1578
Armonia	1542
Quespejahuar	12222
Toro I	18332
Quevar Primera	19534
Quevar Novena	20215
Quevar Decimo Tercera	20501
Quevar Tercera	19557
Quevar Vigesimo Tercero	21043
Quevar 10	20219
Quevar Vigesimo Primera	20997
Quevar Vigesimo Septima(1)	22403
Quevar IV	19558
Quevar Vigesimo Cuarto	21044
Quevar 11	20240
Quevar Quinta	19617
Quevar 12	20360
Quevar Decima Quinta	20445
Quevar Sexta	19992
Quevar 19	20706
Quevar Vigesimo Sexta	22087
Quevar Vigesimo Segundo	21042
Quevar Séptima	20319
Quevar Veinteava	20988
MARIANA CANTERA	15190
Arjona	18080
Quevar Vigesimo Quinto	21054

(1) The Quevar Vigesimo Septima concession is still undergoing the registration process with the Salta Province Mining Court. We expect final registration in the second quarter 2015.

The surface rights at El Quevar are controlled by the Salta Province. There are no private properties within the concession area. To date, no issues involving surface rights have impacted the project. Although we have unrestricted access to our facilities, we have been granted easements to further protect our access rights.

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

2012 Technical Report

During 2012 RungePincockMinarco (“RPM”) completed an updated estimate of mineralized material at our El Quevar project. This SEC Industry Guide 7 estimate assumed mining of oxide material from an open pit on the east end of the Yaxtché deposit and sulfide material from both the open pit and an underground mine on the western portion of the Yaxtché deposit. According to the RPM estimate, based on results from 270 core drill holes, mineralized material in the Yaxtché zone, at a cut-off grade of 26 grams per tonne silver for the open pit and 100 grams per tonne silver for underground material, and using a three-year average silver price of $24.41 per ounce, was as follows:

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

Exploration and Advancement of El Quevar

The Yaxtché deposit is the primary target currently identified at the El Quevar project. We believe that the El Quevar deposit may be amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. Our work indicates that the Yaxtché deposit is at least 2 kilometers in strike length and is continuous laterally and to depths of more than 300 meters below surface in the main area. More recent results also support a possible eastward extension of the Yaxtché deposit and recognize an emerging new mineralized trend five kilometers north of the Yaxtché deposit. We continue to hold our El Quevar property on care and maintenance until we can find a partner to fund further exploration. We have completed environmental baseline studies, and a further environmental impact assessment process would be required to support the permits necessary for construction and mining. If the El Quevar project proceeds to development and construction, we would be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina.

In 2014 we spent approximately $1.6 million at our El Quevar project on holding and maintenance costs. From the inception of our exploration activities in 2004 through December 31, 2014 we have spent approximately $74.2 million on exploration and related activities at El Quevar. In 2015 we expect to spend approximately $1.0 million at our El Quevar project on maintenance and holding costs.

Exploration Properties

In addition to El Quevar, we currently control a portfolio of approximately 30 exploration properties located primarily in certain traditional precious metals producing regions of Mexico. We do not consider any of our exploration properties to be material, including those noted below.

In 2015 we plan to focus our exploration efforts on selected targets in Mexico. We are focused on establishing a second group of mining assets, which may include those recently acquired assets in the Parral District in Chihuahua Mexico, in order to generate sufficient revenue, along with revenue from our Velardeña Properties, to fund our continuing business activities. During 2015 we expect our expenditures for the exploration program to total approximately $3.1 million, approximately $0.4 million of which is expected to be attributable to property holding costs in Mexico.

The Parral District

Los Azules (Mexico)

In 2013 we acquired the 233 hectare Los Azules property in Chihuahua, Mexico under a purchase agreement with Minera Socavato, a private Mexico mining company. The purchase agreement, which we can terminate at any time following a short notice period, requires a series of option payments over a four-year period totaling $2.0 million, with approximately $1.7 million to be paid in 2016 and 2017, and a 5% net smelter return royalty, half of which may be repurchased for $1.0 million.

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

In the first quarter 2014, we completed a 2,000 meter drill program to test down dip targets on the previously mined vein system. Based on results from this phase one drilling program, we conducted a phase two drill program and have completed in both programs a total of 7,475 meters in 30 holes drilled from both surface and underground. Based on these drill results and underground sampling, we believe we have identified a silver and gold deposit and expect to issue a report regarding the results of these programs in the first quarter 2015.

Santa Maria (Mexico)

On August 1, 2014, we entered into an agreement giving us the right to acquire for $1.6 million the Santa Maria mine, a privately held property comprised of a single mining claim of 18 hectares near the Parral District of southern Chihuahua State, Mexico, located approximately 20 kilometers from the Los Azules project. We have completed an initial drill program of 11 holes totaling 2,300 meters at Santa Maria and identified a silver and gold deposit. We expect to issue a report on the results in the first quarter 2015. Initial payments of $190,000 have been made toward the purchase of the claim with the next optional payment of $410,000 due in April 2015, and subsequent payments of $500,000 due every six months until the full $1.6 million is paid.

Celaya

Our Celaya properties total 6,000 hectares encompassing a strongly developed alteration system on the main Mexico Silver Belt trend located approximately 10 km east of the Plata Latina Naranjillo discovery and 50 km southeast of the historic and producing veins of the Guanajuato district. Since 2012 we have been conducting mapping and sampling exploration activities on the properties.  In 2015 we plan to drill test northwest trending, southwest dipping structures we believe represent the tops of epithermal veins. Clay and silica alteration hosting strongly anomalous arsenic and antimony values characterize these target areas at surface.  We plan to start a 2,000 meter initial drill program in the first half of 2015.

Other

Zacatecas (Mexico)

Our 100% controlled Zacatecas silver and base metals project in Mexico is in an advanced stage of exploration. Although we believe that the Zacatecas project may contain significant silver and other mineralization, we have not completed a feasibility study on the property, and the property may not advance further.

The Zacatecas Mining District is located in the central part of Mexico, in the Faja de Plata mineral belt. Our Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. We own approximately 149 concessions totaling approximately 7,900 hectares in the Zacatecas project.

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

San Diego (Mexico)

We own a 50% interest in the San Diego silver and gold exploration property, which is subject to a joint venture agreement between ECU and Golden Tag Resources Ltd. (“Golden Tag”), with each company holding 50% of the joint venture. The property consists of four concessions and the exploration activities of the joint venture are currently managed by Golden Tag. Until March 2015, Golden Tag has the option to earn an additional 10% interest in this joint venture by making expenditures related to further exploration drilling and completing an updated resource assessment.  We hold the concessions in the San Diego property through our wholly-owned Mexican subsidiary Minera William S.A. de C.V.

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

•                   Fortuna Royalty (Peru).  We are entitled to a net smelter return of 2.5% from a mining claim in Peru we sold to Compañia Minera Fortuna in August 2012. There is currently no production related to this claim.

•                  Zacatecas Concessions (Mexico).  During the third quarter 2014 we sold 45 mining concessions totaling 770 hectares located in the Zacatecas District, Zacatecas State, Mexico, to Capstone Mining Group for the sum of $700,000 and recorded a $0.5 million gain on the sale.

•                   Minera Silex Peru Sale (Peru).  During the third quarter 2014 we entered into an option agreement with a private party to sell our 1,100 hectare Peruvian Otuzco property for $450,000. At that time we had received $150,000 under this agreement, with the remainder payable in 2015 if the option is maintained and exercised.

Executive Officers of Golden Minerals

Name	Age	Position
Jeffrey G. Clevenger	65	Chairman, President and Chief Executive Officer
Deborah J. Friedman(1)	62	Senior Vice President, General Counsel and Corporate Secretary
Warren M. Rehn	60	Senior Vice President, Exploration and Chief Geologist
Robert P. Vogels	57	Senior Vice President and Chief Financial Officer

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

Deborah J. Friedman.  Ms. Friedman was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2009. She served as Senior Vice President, General Counsel and Corporate Secretary of Apex Silver from July 2007 until March 2009. Ms. Friedman is also a partner at Davis Graham & Stubbs LLP, where her practice focuses primarily on securities, finance and transactional matters for publicly-traded mining companies. She was on leave from Davis Graham & Stubbs LLP from July 2007 to May 2009 while she was employed by Apex Silver. Ms. Friedman has been a partner at Davis Graham & Stubbs LLP since August 2000, and she was of counsel to the firm from May 1999 through August 2000. From 1982 through 1994, Ms. Friedman held various positions in the law department of Cyprus Amax Minerals Company, including General Counsel and Associate General Counsel, and served from 1994 to 1998 as the General Counsel of AMAX Gold Inc. Prior to working for Cyprus, Ms. Friedman was an associate in several Denver law firms from 1977 to 1982. Ms. Friedman holds a B.A. in History from the University of Illinois and a J.D. from the University of Michigan Law School.

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger	65	Chairman, President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	61	Partner, Sierra Partners, LLC
Michael T. Mason (3)	70	Chief Executive Officer and Director, Geovic Mining Corporation
Ian Masterton-Hume (2)	64	Corporate Director and Member, Sentient Business Council
Kevin R. Morano (2),(3)	61	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	70	Principal, Marrs, Sevier & Company LLC
Andrew N. Pullar	43	Chief Executive Officer and Director, The Sentient Group
David H. Watkins (1),(2)	70	Chairman, Atna Resources Ltd.

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

Most silver product is obtained from mining in which silver is not the principal or primary product. The Silver Institute, an international silver industry association, estimates in its 2014 World Silver Survey that only around 30% of output comes from so-called primary silver mines, where silver is the main source of revenue.

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 25, 2015, the closing price of silver was $16.51 per troy ounce.

	Silver
Year	High	Low
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015*	$18.23	$15.71

*                                         Through February 25, 2015.

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

The following table sets forth for the periods indicated on the London Fix AM high and low gold fixes in U.S. dollars per troy ounce. On February 25, 2015, the closing price of gold was $1,204.75 per troy ounce.

	Gold
Year	High	Low
2009	$1,218.25	$813.00
2010	$1,426.00	$1,052.25
2011	$1,896.50	$1,316.00
2012	$1,790.00	$1,537.50
2013	$1,693.75	$1,192.00
2014	$1,385.00	$1,142.00
2015*	$1,275.95	$1,172.00

*                                         Through February 25, 2015.

Employees

We currently have approximately 293 employees, including 9 in Golden, approximately 250 in Torreón, Mexico or at the Velardeña Properties, 9 in Argentina in connection with the El Quevar project, and approximately 25 in various foreign exploration offices.

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

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through 2015; our potential profitability in the foreseeable future would depend on our ability to mine at our Velardeña Properties on a profitable basis and on our ability to generate sufficient revenue from other sources to fund our continuing activities.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Properties, our El Quevar project, or another of our exploration properties, including those recently acquired assets in the Parral District in Chihuahua Mexico, generates sufficient revenue to fund our continuing business activities. If we are successful at mining at the Velardeña Properties on a profitable basis, it is unlikely that those activities will generate sufficient revenue to fund all of our continuing business activities as currently conducted. In that case, operating losses would continue until we develop or acquire sufficient additional sources of revenue. There is no assurance that we will develop additional sources or revenue.

In addition, the potential profitability of mining and processing at the Velardeña Properties is based on a number of assumptions. For example, profitability will depend on metal prices, costs of materials and supplies, costs at the mines and processing plants and the amounts and timing of expenditures, and assumptions related to profitability at other than the Velardeña Properties could include expenditures to maintain our El Quevar project and to continue exploration at other exploration properties, potential strategic acquisitions or other transactions, in addition to other factors, many of which are and will be beyond our control. We cannot be certain we will be able to generate sufficient revenue from the Velardeña Properties or other sources, to achieve profitability and eliminate operating cash flow deficits, or to cease to require additional funding.

We may require additional external financing to fund our continuing business activities in the future.

As of December 31, 2014, we had approximately $8.6 million in cash and cash equivalents. With anticipated costs during 2015, we expect that our current cash and cash equivalent balance would be depleted to approximately $2.0 million by the end of 2015. Even with the restart of mining at the Velardeña Properties in July 2014, our cash balance for 2015 might not be sufficient to provide adequate cash reserves in the event of decreasing metals prices, unexpected costs in connection with optimization of mining and processing at the Velardeña Properties or to pursue further exploration of our properties in Mexico, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.

We do not have a credit, off-take or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes may be difficult given our limited history and the continuing volatility in global credit and commodity markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets and metals prices, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all.

Since we have recommenced mining at our Velardeña Properties, we are likely to enter into a collective bargaining agreement with a union in the future and we will remain subject to Mexican labor and employment regulations, which may adversely affect our mining activities and financial condition.

Prior to the suspension of our Velardeña Properties in June 2013, our employees in Mexico were represented by a union, and our relationship with our employees was governed by collective bargaining agreements. Upon recommencement of mining at our Velardeña Properties, our mining activities are not subject to collective bargaining agreements. However, we currently have an agreement with the union that allows us to mine without a full scale collective bargaining agreement, which we will likely have to enter into in the future. Any collective bargaining agreement that we enter into with the union may restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

Our ability to successfully conduct mining and processing activities at our Velardeña Properties and potentially obtain long-term cash flow and profitability from our Velardeña Properties or other properties in the future will be affected by changes in prices of silver, gold and other metals.

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

The declines in silver and gold prices in 2013 and 2014 had a significant impact on our mining activities and a similar decline in these prices in the future could negatively affect mining activities at the Velardeña Properties. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our mining and processing plans at our Velardeña Properties or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build or continue our business.

Products processed from our Velardeña Properties could contain higher than expected contaminates, thereby negatively impacting our financial condition.

Our mining plan calls for the processing of mined material to make gold and silver bearing lead, zinc and pyrite concentrates. In 2014 we processed mined material to make gold and silver bearing lead and zinc concentrates, and in 2015 we expect to also make saleable pyrite concentrates. Concentrate treatment charges paid to smelters and refineries include penalties for certain elements, including arsenic and antimony that exceed contract limits. It is possible that our concentrates will contain higher amounts of these elements than we anticipate.  This can occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing and other unanticipated events. If our concentrates include higher than expected contaminants, we would incur higher treatment expenses and penalty charges, which could increase our costs and negatively impact our business, financial condition and results of operations.

As a result of our business combination with ECU, we have assumed all historical ECU liabilities, some of which are known or which may become known by Golden Minerals.

In September 2011, we completed a business combination with ECU (the “Transaction”), which at that time owned the Velardeña Properties. As a result of the Transaction, we are now subject to the environmental, contractual, tax and other obligations and liabilities of ECU, some of which may be unknown. For example, we received notices from Mexican tax authorities regarding approximately $1.4 million in social security taxes alleged to be due for previous years, which have been paid by us but which we have challenged for refund. There can be no assurance that we are aware of all obligations and liabilities related to the historical business of ECU. These liabilities, and other liabilities related to ECU’s business not currently known to us or that prove to be more significant than we currently anticipate, could negatively impact our business, financial condition and results of operations.

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

Tetra Tech completed a technical report on our Velardeña Properties, which indicated the presence of mineralized material, and RungePincockMinarco completed a technical report on our El Quevar property, which indicated the presence of mineralized material. Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates are accurate or that proven and probable mineral reserves will be identified at the Velardeña Properties, El Quevar or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We have spent significant amounts on the evaluation of El Quevar prior to establishing the economic viability of that project.

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

Our Velardeña Properties mining concessions and our other mining concessions in Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements. Additionally, effective in 2014, new mining concessions are now subject to additional review and approval by the Mexico Ministry of Energy.

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $35,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021. The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

Continuation of our mining and processing activities at our Velardeña Properties is dependent on the availability of sufficient water supplies to support our mining activities.

We require significant quantities of water for mining and processing at our Velardeña Properties. Continuous mining and processing is dependent on our ability to maintain our water rights and claims. Water is provided for all of the mines comprising our Velardeña Properties by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently only using water from two wells near the sulfide plant and one well near the oxide plant. We are required to make annual payments to the Mexican government to maintain our rights to these wells. In 2014 we made such payments totaling approximately $28,000 and expect to pay approximately the same amount in 2015. We are required to pay a fine to the Mexican Government each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. In addition to these fines, the Mexican Government reserves the right to cancel our title to the wells for abuse of these rules. During 2014 we paid fines of approximately $20,800 for our overuse of one well and approximately $3,000 for our underuse of another well.

Under our current mining plan, in the near term, we will likely need additional water to run the sulfide plant, which we can truck from the two unused wells near the oxide plant or obtain from outside sources, both of which will increase our water costs. To avoid these higher water costs, we plan to construct a pipeline to enable us to pull water from the unused wells near the oxide plant. We are waiting on certain environmental permitting and expect to have this pipeline complete by the end of 2015. If we cannot complete this pipeline at all or in a timely manner, we will likely incur higher overall mining and processing costs as a result of paying higher water costs to truck water from the two unused wells near the oxide plant or from outside sources to run the sulfide plant. Additionally, once we begin processing material from both the sulfide and oxide plants, we may face shortages in our water supply, and therefore will need to obtain water from outside sources at higher costs. The loss of some or all water rights for any of our wells, in whole or in part, or shortages of water to which we have rights would require us to seek water from outside sources at higher costs and could require us to curtail or shut down mining and processing. Laws and regulations may be introduced in the future which could limit our access to sufficient water resources in mining activities, thus adversely affecting our business.

There are significant hazards involved in underground mining and processing activities at our Velardeña Properties, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

The mining and processing of our Velardeña Properties, as well as the conduct of our exploration programs, are subject to numerous risks and hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave-ins, underground fires or floods, power outages, labor disruptions, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conduct of our business in amounts that we consider reasonable, this insurance contains, as in the case of our Velardeña Properties, exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

Our Velardeña Properties are located in Mexico and are subject to various levels of political, economic, legal and other risks.

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

Our Mexican properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species, purchase, storage and use of explosives and other matters. Specifically, our activities related to the Velardeña Properties are subject to regulation by SEMARNAT, the Comision Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards.

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

Changes, if any, in mining or investment policies, changes or increases in the legal rights of indigenous populations or in the difficulty or expense of obtaining rights from them that are necessary for our Velardeña Properties or shifts in political attitude may adversely affect our business and financial condition. Our mining and exploration activities may be affected in varying degrees by government regulations with respect to restrictions on extraction, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Mining and processing at our Velardeña Properties continue to be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing businesses in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our mining and exploration activities and financial condition.

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration or mining activities at our Velardeña Properties or in respect of any of our other projects in Mexico or with which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of mining and exploration or material fines, penalties or other liabilities.

Results from our Velardeña Properties are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenues are primarily denominated in U.S. dollars. However, operating costs of our Velardeña Properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. Accordingly, when inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 4.1% in 2014, 4.0% in 2013 and 3.6% in 2012. At the same time, the peso has been subject to significant fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 13% in 2014, decreased by 0.6% in 2013 and increased by 7.0% in 2012. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our business could be negatively impacted.

Mining and processing at our Velardeña Properties, the continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. Our business is and will continue to be governed by laws and regulations governing mining, exploration, prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained could have a material adverse effect on our business by delaying, preventing or making mining and processing at our Velardeña Properties and other continued mining activities economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our business. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego exploration property in Mexico in a 50-50 joint venture and are therefore unable to control all aspects of exploration and advancement of this property.

We hold the San Diego exploration property in Mexico in a 50-50 joint venture with Golden Tag Resources Ltd., which, until March 2015, has a right to acquire an additional 10% interest by making expenditures related to further exploration drilling and completing an updated resource assessment at the property. Our interest in the San Diego property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from Golden Tag Resources Ltd. The dispute was settled in September 2010 and resulted in an increase in ECU’s mining property costs of approximately $61,000. Additionally, if Golden Tag Resources Ltd. exercises its right to acquire an additional 10% interest, our ability to control exploration and advancement will be further reduced.

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

The decisions about future advancement of exploration projects may be based on feasibility studies, which derive estimates of mineral reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metal prices and estimates of average cash operating costs based upon, among other things:

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

We have mining activities in Mexico and exploration activities primarily in Mexico and Argentina. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, effective January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to the Velardeña Properties if we have mining related profits or significant revenues in the future.

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times. As a result, we expect our annual canon fees payable to the Argentine government to increase from approximately $35,000 in 2014 to approximately $110,000 in 2015.

Furthermore, as a result of the termination of a bilateral tax treaty among Spain and Argentina (terminated January 2013), certain beneficial tax treatment arising from equity ownership between our Spain and Argentina subsidiaries was eliminated. Consequently, we recorded a liability of approximately $0.3 million as of December 31, 2014 and could be liable for up to an additional $0.7 million stemming from a tax audit of this equity tax for years 2009 through 2012.

In addition to the risk of increased transaction costs, we do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Mexico or Argentina where we explore or have mining and processing activities.

We compete against larger and more experienced companies.

The mining industry is intensely competitive. Many large mining companies are primarily makers of precious or base metals and may become interested in the types of deposits on which we are focused, which include silver, gold and other precious metals deposits or polymetallic deposits containing significant quantities of base metals, including zinc, lead and copper. Many of these companies have greater financial resources, experience and technical capabilities than we do. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding or acquire suitable mining properties or prospects for mineral exploration in the future.

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

We could require additional funding to support our business, including for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted. Because debt financing is difficult to obtain for early-stage mining companies, it is likely that we will seek such financing in the equity markets. If we were to engage in any type of equity financing, the current ownership interest of our stockholders would be diluted.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE MKT under the symbol “AUMN” on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the NYSE MKT from January 1, 2013 through December 31, 2014.

	High	Low	Volume Traded (shares)
2013
First Quarter	$4.87	$2.16	22,167,600
Second Quarter	$2.47	$1.26	23,835,600
Third Quarter	$1.64	$0.90	21,376,400
Fourth Quarter	$0.98	$0.42	12,190,000

	High	Low	Volume Traded (shares)
2014
First Quarter	$1.28	$0.49	33,281,000
Second Quarter	$1.58	$0.50	15,413,700
Third Quarter	$1.59	$0.57	21,963,800
Fourth Quarter	$0.78	$0.42	10,307,300

Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUM”. The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSX from January 1, 2013 through December 31, 2014.

	High (Cdn$)(1)	Low (Cdn$)(1)	Volume Traded (shares)
2013
First Quarter	$4.79	$2.23	1,444,900
Second Quarter	$2.53	$1.10	1,914,200
Third Quarter	$1.74	$0.94	617,900
Fourth Quarter	$1.00	$0.44	1,182,200

	High (Cdn$)(1)	Low (Cdn$)(1)	Volume Traded (shares)
2014
First Quarter	$1.42	$0.54	2,556,600
Second Quarter	$1.70	$0.55	1,543,500
Third Quarter	$1.69	$0.65	1,377,300
Fourth Quarter	$0.91	$0.53	784,900

(1)           Prices are in Canadian dollars.

As of February 25, 2015, we had 232 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

	The Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$235	$10,680	$26,086	$1,836	$11,216
Net Loss(1)	$(18,823)	$(240,380)	$(92,025)	$(62,671)	$(33,274)
Net Loss per common share	$(0.41)	$(5.61)	$(2.45)	$(2.94)	$(3.72)

	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$41,258	$54,881	$348,102	$413,015	$135,618
Long term liabilities	$4,334	$2,655	$49,524	$59,672	$802
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the Exchange Act. During the year ended December 31, 2014, our only sources of income were revenues from the sale of lead and zinc concentrates from our Velardeña Properties, royalty and interest income, and sales of non-core exploration properties. We incurred net operating losses for the years ended December 31, 2014 and 2013.

2014 Highlights

We recommenced mining activities at the Velardeña Properties in July 2014 and began processing material from the mine in November 2014. Our decision to restart mining activities followed an extensive evaluation period, which began after the shutdown of the Velardeña Properties in June 2013 and included a 9,000-meter drill program that concluded in June 2014. In addition to the Velardeña Properties, we are focused on establishing a second group of mining assets, which may include those recently acquired assets in the Parral District in Chihuahua Mexico. During 2014 we continued our exploration efforts on selected properties in our portfolio of approximately 30 exploration properties located primarily in Mexico. We continued to hold our El Quevar property on care and maintenance until we can find a partner to further advance the project. We reduced general and administrative expenses in 2014 by approximately 17% over 2013 expenses. We also continued to review strategic opportunities, focusing on development or operating properties in North America, including Mexico.

Financing Activities

•                  On September 10, 2014, the Company completed an underwritten registered public offering and concurrent private placement for total net proceeds, after underwriter commissions and expenses, of $7.4 million. The Company sold 3,692,000 units in the registered offering, priced at $0.86 per unit, before discount to the underwriters, with each unit consisting of one share of the

Company’s common stock and a five year warrant to purchase 0.50 of a share of the Company’s common stock at an exercise price of $1.21 per share. The Company sold an additional 5,800,000 units in a concurrent private placement to The Sentient Group (“Sentient”), the Company’s largest stockholder, at a price of $0.817 per unit, the same discounted price paid by the underwriter in the registered offering. Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% (on a non-diluted basis) of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

Sale of Assets

•                  We generated approximately $1.0 million in asset sales in 2014, including $700,000 from the sale of mining concessions totaling 770 hectares located in the Zacatecas District in Mexico, $150,000 as partial payment for the sale of our 1,100 hectare Peruvian Otuzco property, and $130,000 from the sale of miscellaneous surplus equipment located in Argentina.

Restart of Mining at the Velardeña Properties

•                  Following the shutdown of the Velardeña Properties in June 2013, we continued to develop and evaluate plans to restart mining. We completed this evaluation and new mine plans in the second quarter 2014. In July 2014 we restarted mining at the Velardeña Properties and began processing material from the mine in November 2014. During 2014 we generated payable metals totaling approximately 42,000 silver equivalent ounces (equivalents calculated at 70:1 silver to gold) and included approximately 29,000 ounces of silver and 194 ounces of gold. In 2015 we expect output of approximately 0.8 to 1.0 million silver equivalent ounces (including silver and gold but excluding lead and zinc and calculated at a ratio of 70 silver ounces to 1 gold ounce), with cash costs in 2015 between $12.00 and $15.00 per payable silver ounce net of by-product gold, lead and zinc credits, assuming a price for gold of $1,250 per ounce. “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “—Non-GAAP Financial Measures”.

•                  Under our new mine plan, we are using shrinkage stope mining, standard mechanized cut and fill and an overhand cut and fill mining method and slusher mucking in the stopes in the narrower veins. This later mining method should allow us to mine narrower vein widths with a significant decrease in dilution, which should allow higher grade material to be hauled to the mill. Since reopening Velardeña, we have employed about half of the employees prior to the June 2013 shutdown when we were running both sulfide and oxide plants and processing approximately 500 tonnes per day (“tpd”). In 2014 we processed mined material to make silver and gold bearing lead and zinc concentrates, and in 2015 we expect to also make saleable pyrite concentrates. During 2014 and 2015 we are focused primarily on mining on the San Mateo, Terneras and Roca Negra veins, which contain higher grade material over more consistent widths in the 0.5 to 1.0 meter range, with significantly lower arsenic levels than those in the Santa Juana vein system that was the focus of our previous mining activity.

•                  We began processing material through the sulfide mill in November 2014. During November 2014 we tested new equipment in the mill including a revamped electrical system, concentrate filters for our concentrate products, refurbished flotation cells and other equipment. Grades were low in November 2014 as we processed material from stope access drifts and raises to test plant circuits that were refurbished as part of the restart. Average grades in November were 109 grams per tonne silver and 1.3 grams per tonne gold, with payable metals generated from the processing facilities of approximately 12,000 silver equivalent ounces, which is exclusive of process inventory buildup in the circuit.  In December 2014 the mill began operating at nearly full capacity of an average 264 tpd. We are continuing to ramp up to the 285 tpd rate, which we expect to achieve late in the first quarter 2015. Average grades in December had increased to 127 grams per tonne silver and 1.8 grams per tonne gold, with payable metals generated from the processing facilities of approximately 31,000 silver equivalent ounces. We expect feed material grades to gradually increase through the second quarter of 2015 as new stopes in the mine are developed and access to the Terneras vein increases. We also continue to actively search for oxide feed from outside sources, which could enable us to restart the oxide plant.

El Quevar

•                  We continue to hold our El Quevar property on care and maintenance and to reduce holding costs until we can find a partner to fund further exploration.

Exploration

•                  In the first quarter 2014, we completed a 2,000 meter drill program at the 233 hectare Los Azules property in Chihuahua, Mexico. Based on results from this phase one drilling program, we conducted a phase two drill program and have completed in both programs a total of 7,475 meters in 30 holes drilled from both surface and underground. Based on these drill results and underground sampling, we believe we have identified a silver and gold deposit and expect to issue a report regarding the results of these programs in the first quarter 2015.

•                  In August 2014, we entered into an agreement giving us the right to acquire for $1.6 million the Santa Maria mine, a privately held property near the Parral District of southern Chihuahua State, Mexico, located approximately 20 kilometers from the Los Azules project. We have completed an initial drill program of 11 holes totaling 2,300 meters at Santa Maria and identified a silver and gold deposit. We expect to issue a report on the results in the first quarter 2015.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2014 to the results of operations for the year ended December 31, 2013.

Revenue from the sale of metals.  We recorded $0.2 million and $10.7 million of revenue for the years ended December 31, 2014 and 2013, respectively, all from the sale of metals from our Velardeña Properties in Mexico. The decrease in revenue in 2014 is primarily the result of the suspension of mining and processing at our Velardeña Properties from June 2013 until processing mined material resumed in November 2014, as discussed above.

Costs of metals sold.  We recorded $1.7 million and $17.5 million of costs applicable to sales for the years ended December 31, 2014 and 2013, respectively. The decrease in cost of metals sold in 2014 is primarily the result of the suspension of mining and processing at our Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing resumed in November 2014, as discussed above. Included in costs of metals sold for the period ended December 31, 2014 was a $1.2 million write down of finished goods inventory to estimated net realizable value.

Exploration Expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $5.5 million for the year ended December 31, 2014, as compared to $4.6 million for the year ended December 31, 2013.  Exploration expense for both years was incurred primarily in Mexico, Peru, and Argentina (excluding amounts spent on the Yaxtché deposit at the El Quevar project) and includes property holding costs and costs incurred by our local exploration offices. The increase in exploration expenses in 2014 is primarily related to the 2014 drilling program at our Velardeña Properties.

Velardeña Project Expense.  During the years ended December 31, 2014 and 2013 we incurred approximately $3.1 million and $3.1 million of expenses, respectively, primarily related to the restart of mining and processing activities in 2014 and the construction of the San Mateo ramp and other mine construction and engineering work in 2013 at our Velardeña Properties.  In addition to amounts expensed, we incurred capital expenditures of approximately $0.5 million and $1.8 million in 2014 and 2013, respectively for plant construction, mining and other equipment.

Velardeña shutdown and care and maintenance costs.  We recorded $2.5 million and $6.4 million for the years ended December 31, 2014 and 2013, respectively, for expenses related to shutdown and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing mined material resumed in November 2014, as discussed above.

El Quevar Project Expense.  During the years ended December 31, 2014 and 2013 we incurred $1.6 million and $2.6 million of expenses, respectively, primarily related to furthering our evaluation and holding costs for the Yaxtché deposit at our El Quevar project in Argentina. The reduction in costs for 2014 is primarily the result of placing the El Quevar project in a holding and maintenance state during 2014.  For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “—Exploration Expense”, discussed above.

Administrative Expense.  Administrative expenses totaled $4.6 million for the year ended December 31, 2014 compared to $5.6 million for the year ended December 31, 2013. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $4.6 million of administrative expenses we incurred during 2014 is comprised of $1.9 million of employee compensation and directors’ fees, $1.2 million of professional fees and $1.5 million of insurance, rents, travel expenses, utilities and other office costs. The $5.6 million of administrative expenses we incurred during 2013 is comprised of $2.2 million of employee compensation and directors’ fees, $1.4 million of professional fees and $2.0 million of insurance, travel expenses, rents, utilities and other office costs.  Administrative expenses were lower in 2014 due primarily to fewer staff employees and lower auditing and other professional fees.

Stock based compensation.  During the year ended December 31, 2014 we incurred expense related to stock based compensation in the amount of $0.9 million compared to $1.6 million for the year ended December 31, 2013. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During each of the years ended December 31, 2014 and 2013 we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Impairment of long lived assets and goodwill.  We assess the recoverability of our long lived assets, including goodwill, at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired.  There was no impairment of our long lived assets for the year ended December 31, 2014.   During 2013, the significant decrease in metals prices and the shutdown of mining and processing at the Velardeña Properties during June 2013 were events that required an assessment of the recoverability of the Velardeña Properties asset group and goodwill.  We completed an impairment analysis using a market valuation approach which relies upon assumptions related to the Velardeña Properties asset group in comparison to other corroborated observable market data.  At June 30, 2013 we determined that both the long lived assets and the goodwill associated with the Velardeña Properties and the San Diego property were impaired.  As a result at June 30, 2013 we recorded a $237.8 million impairment charge related to the long lived assets and an $11.2 million impairment charge related to goodwill.  At December 31, 2013 we reviewed the remaining carrying value of the long lived assets and goodwill based on the corroborated observable market data at that date and determined that the long lived assets and goodwill were further impaired.  As a result, at December 31, 2013 we recorded an additional $6.1 million impairment charge related to the long lived assets and a $0.5 million impairment charge related to goodwill which reduced the carrying value of the goodwill to zero.

Other Operating Income, Net.  We recorded other operating income of $0.7 million for the year ended December 31, 2014 compared to $3.5 million for the year ended December 31, 2013. The net amounts for both years consist primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the year ended December 31, 2014 we incurred depreciation, depletion and amortization expense of $3.1 million compared to $6.9 million for the year ended December 31, 2013. Depreciation, depletion and amortization includes a $0.6 million write down of finished goods inventory to estimated net realizable value at December 31, 2014. There was no write down of finished goods inventory at December 31, 2013. The decrease in depreciation, depletion and amortization in 2014 is primarily the result of the impairment of long lived assets at the Velardeña Properties during 2013 which resulted in a significant decrease in the carrying value of property, plant and equipment.

Interest and Other Income.  During the year ended December 31, 2014 we recorded approximately $1.7 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $0.4 million for the year ended December 31, 2013, primarily related to this loss contingency liability.

Warrant Income.  During the year ended December 31, 2014 we recorded approximately $1.8 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 15 of our consolidated financial statements filed as part of this annual report on Form 10-K). The warrant liability has been recorded at fair value as of December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included the Company’s closing stock price at December 31, 2014 of $0.54, the exercise prices for the warrants disclosed in Note 15 of our consolidated financial statements, the Company’s stock volatility of 90%, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.

Gain (Loss) on Foreign Currency.  We recorded a $0.1 million foreign currency gain for the year ended December 31, 2014 compared to a $0.6 million foreign currency loss for the year ended December 31, 2013. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded no income tax expense or benefit for the year ended December 31, 2014.  For the year ended December 31, 2013 we recorded an income tax benefit of $49.7 million primarily related to the impairment of long lived assets during the year.

Liquidity and Capital Resources

At December 31, 2014 our aggregate cash and cash equivalents totaled $8.6 million.  With the cash balance at December 31, 2014 and the assumptions described below we expect to have sufficient funding to continue our long term business strategy through 2015, ending 2015 with a cash balance of approximately $2.0 million.  Our cash and cash equivalents balance at December 31, 2014 of $8.6 million is $10.5 million lower than the $19.1 million in similar assets held at December 31, 2013 due primarily to negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $1.4 million; expenditures of $3.6 million on the restart of mining activities and plant capital and repairs at our Velardeña Properties; $2.5 million in care and maintenance and $1.0 million in drilling costs at our Velardeña Properties; $4.5 million in other exploration expenditures; $1.6 million in maintenance and property holding costs at the El Quevar project;  and $4.6 million in general and administrative expenses; offset in part by net proceeds of $7.4 million received from the sale of shares of our common stock and warrants through an underwritten registered offering and concurrent private placement; $1.0 million in proceeds received from the sale of non-strategic property interests; and a reduction in working capital and other items of $0.3 million primarily related to collections of VAT receivables in Mexico and an increase in accounts payable for expenditures associated with the restart of mining activities at the Velardeña Properties.

With the cash balance at December 31, 2014 of $8.6 million and a positive operating margin of $2.5 million from the Velardeña Properties for the full year 2015, assuming metals prices of $17.00 per ounce of silver and $1,250 per ounce of gold, we plan to spend the following amounts totaling approximately $9.1 million during 2015.

•                  Approximately $0.3 million for sustaining capital for the Velardeña Properties;

•                  Approximately $1.0 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $3.0 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $4.5 million on general and administrative costs and $0.3 million in increased working capital primarily related to the build-up of inventories and accounts receivable at the Velardeña Properties.

In arriving at our forecast for a cash balance of $2.0 million at the end of 2015 we assumed a price for silver and gold of $17.00 and $1,250 per ounce, respectively.  For the full year 2015, a 10 percent change in the price per ounce of silver would have a $0.9 million impact (positive or negative) on our cash balance at the end of 2015.  A 10 percent change in the price per ounce of gold would have a $0.7 million impact (positive or negative) on our cash balance at the end of 2015.

The actual amount that we spend through year end 2015 and the projected year end cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including unexpected costs associated with mining and processing at the Velardeña Properties, and the results of continued project assessment work at our other exploration properties. Despite projections of positive net cash flow by mid-2015 from the Velardeña Properties at metals prices of $17.00 per ounce of silver and $1,250 per ounce of gold, our projected cash balance at the end of 2015 would not be sufficient to provide adequate reserves in the event of decreasing metals prices, interruptions in mining and processing at the Velardeña Properties or to adequately pursue further exploration of our properties in Mexico, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.  There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

Non-GAAP Financial Measures

Cash costs, net of by-product credits, per payable ounce of silver is a non GAAP financial measure that is widely used in the mining industry. Under generally accepted accounting principles in the United States (GAAP), there is no standardized definition of cash cost, net of by-product credits, per payable ounce of silver, and therefore the Company’s forecasted cash costs may not be comparable to similar measures reported by other companies.

Forecasted cash costs for the Velardeña Properties were calculated based on the mining plan, and include all forecasted direct and indirect costs associated with the physical activities that would generate concentrate products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Forecasted cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Velardeña Properties. By-product credits include forecasted revenues from gold, lead and zinc contained in the products sold to customers. Cash costs, after by-product credits, were divided by the quantity of payable silver forecasted for the period to arrive at cash costs, after by-product credits, per payable ounce of silver. Cost of sales is the most comparable financial measure, calculated in accordance with GAAP, to cash costs. As compared to cash costs, cost of sales includes adjustments for changes in inventory and excludes net revenue from by-products and third-party related treatment, refining and transportation costs, which are reported as part of revenue in accordance with GAAP.

We provide cash costs, after by-product credits to provide additional information regarding the performance of the Velardeña Properties, and believe the use of this measure provides investors with useful information about the underlying costs of our mining activities. Cash costs, after by-product credits, is an important statistic that the Company uses to measure the Velardeña Properties’ performance. It also allows us to benchmark the performance of the Velardeña Properties against those operations of our competitors. The statistic is also useful in identifying acquisition and investment opportunities since it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and mining and processing characteristics.

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

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,254	270	490	493	—
El Quevar and Velardeña concession payments(2)	610	122	244	244	—	(3)

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

(2)                                 We make annual maintenance payments of approximately $12,000 to the Mexico federal government to maintain the Velardeña Properties concessions and approximately $35,000 to the Argentine federal government to maintain the El Quevar project concessions. In 2015 and subsequent years, we expect to pay approximately $110,000 per year to the Argentina federal government as a result of an amendment to the National Mining Code effective January 2015, increasing the annual payment by approximately four times. These payments include payments for both owned concessions and concessions held under purchase option agreements.

(3)                                 We cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2014. If we continue mining and processing at the Velardeña Properties beyond five years, we expect that we would make annual maintenance payments of approximately $12,000 per year for the life of the Velardeña mine. If we continue to construct a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $110,000 per year for the life of the El Quevar mine.

From time to time we enter into lease or option agreements related to exploration properties that are of interest to us. These agreements typically contain escalating payments required to maintain our exploration rights to the property. Such agreements are not included in the above table because exploration success is historically low and we have the right to terminate the agreements at any time. For example, at the El Quevar project we control the Nevado I concession pursuant to a purchase option agreement with a third party concession owner. Our remaining payment on the Nevado I option agreement totals $550,000 and has been extended to June, 2015.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2014, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

Commodity Price Risk

We are primarily engaged in the exploration and mining of properties containing silver, gold, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and mine on our properties. For further detail regarding the effect on our expected cash flow from fluctuations in silver and gold prices, see “Item 7: Management’s Discussion and Analysis—Liquidity and Capital Resources” above.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules” and contained in this annual report on Form 10-K at page F-1.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

(3)                                 The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and Wells Fargo Securities, LLC dated as of September 13, 2012.(1)

1.2	Underwriting Agreement between Golden Minerals Company and Roth Capital Partners, LLC, dated as of September 5, 2014.(13)

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(3)

3.3	Bylaws of Golden Minerals Company.(2)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Supplemental Warrant Indenture, dated as of September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc., and Computershare, including Form of Warrant Certificate.(3)

4.3	Third Supplemental Warrant Indenture, dated as of September 2, 2011, by and among Golden Minerals, ECU Silver Mining Inc., and Computershare, including Form of Bilingual Warrant Certificate.(3)

4.4	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 19, 2012.(1)

4.5	Warrant by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

4.6	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 10, 2014 (Public Offering). (13)

4.7	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 10, 2014 (Sentient Private Placement). (14)

10.1	Form of Indemnification Agreement.(2)

10.2	Form of Change of Control Agreement.(2)

10.3	Amendment No. 1 to Change of Control Agreement.(5)

10.4	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan.(6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)

10.6	Golden Minerals Company Replacement Stock Option Plan.(8)

10.7	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)

10.8	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan.(9)

10.9

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(10)

10.10	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

10.11	Subscription Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014.(14)

10.12	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014.(13)

10.13	Stock Surrender and Unit Grant Agreement dated as of December 13, 2013.(11)

10.14	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan.(11)

Exhibit Number	Description
21.1	Subsidiaries of the Company.*

23.1	Consent of EKS&H, LLLP.*

23.2	Consent of Tetra Tech.*

23.3	Consent of RungePincockMinarco.*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

(2)                                 Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)                                 Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)                                 Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)                                 Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

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

(9)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(10)                          Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(11)                          Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(12)                          Incorporated by reference to our Current Report on Form 8-K filed August 15, 2013.

(13)                          Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(14)                          Incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2014.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2015	GOLDEN MINERALS COMPANY Registrant

	By:	/s/ JEFFREY G. CLEVENGER
Jeffrey G. Clevenger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. CLEVENGER	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 27, 2015
Jeffrey G. Clevenger

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
Robert P. Vogels

/s/ W. DURAND EPPLER	Director	February 27, 2015
W.Durand Eppler

/s/ MICHAEL T. MASON	Director	February 27, 2015
Michael T. Mason

/s/ IAN MASTERTON-HUME	Director	February 27, 2015
Ian Masterton-Hume

/s/ KEVIN R. MORANO	Director	February 27, 2015
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 27, 2015
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 27, 2015
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 27, 2015
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Minerals Company

Golden, Colorado

We have audited the accompanying consolidated balance sheets of Golden Minerals Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Minerals Company and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

February 27, 2015

Denver, Colorado

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$8,579	$19,146
Trade receivables	—	25
Inventories (Note 5)	1,497	449
Value added tax receivable (Note 6)	1,316	1,765
Prepaid expenses and other assets (Note 4)	835	1,091
Total current assets	12,227	22,476
Property, plant and equipment, net (Note 7)	29,031	32,375
Prepaid expenses and other assets (Note 4)	—	30
Total assets	$41,258	$54,881
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,639	$1,365
Other current liabilities (Note 12)	2,551	4,405
Total current liabilities	4,190	5,770
Asset retirement and reclamation liabilities (Note 11)	2,685	2,602
Warrant liability (Note 15)	1,554	—
Other long term liabilities (Note 12)	95	53
Total liabilities	8,524	8,425

Commitments and contingencies (Note 20)
Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 53,162,833 and 43,530,833 shares issued and outstanding, respectively	532	435
Additional paid in capital	484,197	494,647
Accumulated deficit	(451,995)	(448,626)
Shareholders’ equity	32,734	46,456
Total liabilities and equity	$41,258	$54,881

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

	The Years Ended December 31,
	2014	2013
	(in thousands except per share data)
Revenue:
Sale of metals (Note 16)	$235	$10,680
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	(1,655)	(17,534)
Exploration expense	(5,528)	(4,575)
El Quevar project expense	(1,597)	(2,628)
Velardeña project expense	(3,126)	(3,052)
Velardeña shutdown and care & maitntenance costs	(2,457)	(6,374)
Administrative expense	(4,642)	(5,610)
Stock based compensation	(926)	(1,555)
Reclamation expense	(199)	(184)
Impairment of long lived assets (Note 8)	—	(243,985)
Impairment of goodwill (Note 9)	—	(11,666)
Other operating income, net	691	3,526
Depreciation, depletion and amortization	(3,128)	(6,927)
Total costs and expenses	(22,567)	(300,564)
Loss from operations	(22,332)	(289,884)
Other income and (expenses):
Interest and other income (Note 17)	1,708	444
Warrant derivative income (Note 18)	1,693	—
Gain (loss) on foreign currency	108	(626)
Other total income and (expenses)	3,509	(182)
Loss before income taxes	(18,823)	(290,066)
Income taxes benefit (Note 14)	—	49,686
Net loss	$(18,823)	$(240,380)
Other comprehensive gain:
Unrealized gain on securities, net of tax	$—	$90
Comprehensive loss	$(18,823)	$(240,290)
Net loss per common share — basic and diluted
Loss	$(0.41)	$(5.61)
Weighted average Common Stock outstanding - basic and diluted	45,862,419	42,838,735

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	income	Total
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Balance, December 31, 2012	43,265,833	$433	$493,175	$(208,246)	$(90)	$285,272
Stock compensation accrued	265,000	2	1,553	—	—	1,555
KELTIP mark-to-market	—	—	(81)	—	—	(81)
Realized gain on marketable equity securities, net of tax	—	—	—	—	90	90
Net loss	—	—	—	(240,380)	—	(240,380)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	140,000	2	924	—	—	926
KELTIP mark-to-market	—	—	12	—	—	12
Registered offering stock units, net (Note 15)	3,692,000	37	1,502	—	—	1,539
Private placements stock units, net (Note 15)	5,800,000	58	2,729	—	—	2,787
Reclassification to reflect warrant liability (Note 15)	—	—	(15,617)	15,454	—	(163)
Net loss	—	—	—	(18,823)	—	(18,823)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	The Years Ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(18,459)	$(27,878)
Cash flows from (used in) investing activities:
Sale of available-for-sale investments	—	198
Proceeds from sale of assets	982	4,217
Additions to property, plant and equipment	(500)	(1,797)
Net cash from investing activities	482	2,618
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	7,410	—
Net cash from financing activities	7,410	—
Net decrease in cash and cash equivalents	(10,567)	(25,260)
Cash and cash equivalents, beginning of period	19,146	44,406
Cash and cash equivalents, end of period	$8,579	$19,146

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Basis of Preparation of Financial Statements

Golden Minerals Company (the “Company”), a Delaware corporation, is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties in Mexico (the “Velardeña Properties”). The Company is primarily focused on efforts to optimize mining and processing activities at the Velardeña Properties in order to achieve positive net cash flows at the Velardeña Properties. The Company is also focused on establishing a second group of mining assets, which may include those recently acquired assets in the Parral District in Chihuahua Mexico and obtaining oxide feed from outside sources to enable restart of the oxide plant, in order to generate sufficient revenue, along with revenue from the Velardeña Properties, to fund continuing business activities. The Company is continuing its exploration efforts on selected properties in its portfolio of 30 exploration properties located primarily in Mexico. It continues to hold its El Quevar property on care and maintenance and to reduce holding costs until it can find a partner to further advance the project. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) as the Company has not yet demonstrated the existence of proven or probable mineral reserves, as defined by the SEC Industry Guide 7, at the Velardeña Properties, or any of the Company’s other properties.  As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves.  Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined.  The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold.  As the Company does not have proven and probable reserves, substantially all expenditures at the Company’s Velardeña Properties for mine construction activity, as well as costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The term “mineralized material” as used herein, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. The Company cannot be certain that any deposits at the Velardeña Properties or any other exploration property will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

In June 2013 the Company suspended mining and processing at its Velardeña Properties. Following the shutdown, the Company continued to develop and evaluate plans to restart mining. The Company completed this evaluation and new mine plans in the second quarter 2014 and on July 1, 2014 restarted mining at the Velardeña Properties and began processing material from the mine on November 3, 2014. During 2014 the Company focused primarily on mining material from the San Mateo, Terneras and Roca Negra vein systems. Average grades in November were 109 grams per tonne silver and 1.3 grams per tonne gold, with payable metals generated from the processing facilities of approximately 12,000 ounces silver equivalent ounces, which is exclusive of process inventory in the circuit that required build up.  In December 2014 the mill began operating at nearly full capacity of an average 264 tonnes per day (“tpd”). The Company is continuing to ramp up to the 285 tpd rate, which it expects to achieve late in the first quarter 2015. Average grades in December were 127 grams per tonne silver and 1.8 grams per tonne gold, with payable metals generated from the processing facilities of approximately 31,000 ounces silver equivalent ounces. During the fourth quarter 2014, the Company sold approximately 16,000 ounces of silver and approximately 95 ounces of gold. In the first quarter 2015, the engineering firm Tetra Tech updated the Company’s estimate of mineralized material at the Velardeña Properties, and plans to finalize a Preliminary Economic Assessment (“PEA”) and a technical report pursuant to Canadian National Instrument 43-101 in respect of the Velardeña Properties.

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

d.                                      Inventories

Metals inventory at the Velardeña Properties consisted of marketable products including concentrates and precipitates.  Metals inventory were carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete processing and bring the product to sale. Costs included in metals inventory included direct and indirect costs of mining and processing, including depreciation.  At December 31, 2014 the Company had written down its metals inventory to net realizable value with excess costs included in cost of sales and depreciation. The Company did not have any metals inventory at December 31, 2013.

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

e.                                       Mining properties, exploration and development costs

The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties.  For acquired mineral properties with proven and probable reserves, the Company capitalizes acquisition costs and subsequent development costs.  When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized in the accompanying Consolidated Statements of Operations and Comprehensive loss.

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves at the Velardeña Properties, or any of the Company’s other properties. As such, the Company expenses costs as incurred related to the extraction of mineralized material at its Velardeña Properties.  The Company established a cost basis for the mineralized material at the Velardeña Properties as a result of purchase accounting for the Company’s business combination transaction with ECU Silver Mining Inc. (“ECU”) in September 2011, the transaction pursuant to which the Company acquired the Velardeña Properties. Mineral properties acquired in the ECU merger were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. Although the Company has not demonstrated the existence of proven and probable reserves, and the Company has not completed a pre-feasibility economic assessment, the Company had established the existence of mineralized material that was used in assigning value to mineral properties for purchase accounting purposes. The subsequent extraction of this mineralized material has provided a reasonable basis for the calculation of units-of-production depreciation for the cost basis in the mineral properties.

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

Property, plant and equipment are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its property, plant and equipment, including goodwill, at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.   If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset (see Notes 8 and 9).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least annually or whenever events or changes in circumstances indicate the goodwill may be impaired.  The Company wrote off the remaining balance of its goodwill related to the Velardeña Properties as of December 31, 2013 (see Note 9).

g.                                      Asset Retirement Obligations

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

h.                                      Revenue Recognition

Following the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), the Company recognizes “Revenue from the sale of metals” at the earliest point that both risk of loss and title transfer to the purchaser pursuant to the terms of the Company’s sales agreements. Prices for concentrate and precipitate sales are fixed according to terms included in the sales agreements, which generally call for final pricing based on average metals prices observed over specific periods that range from 10 days prior to the transfer of title to the month following the month the product is received by the purchaser.  Revenue is recorded based on estimated metals contained in the product from assay data and using either actual or projected prices for the pricing period specified in the sales agreement.  Upon final settlement revenue may be adjusted for changes in actual contained metals and final metals prices.

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

At December 31, 2014 and 2013, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

k.                                       Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments.  Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.  For the years ended December 31, 2014 and 2013 Comprehensive Loss included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Loss.

l.                                         Income Taxes

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

m.                                    Recently Adopted Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. The purpose of this accounting standard update is to improve the reporting of reclassifications out of accumulated other comprehensive income and is effective for public entities prospectively for reporting periods beginning after December 15, 2012.  Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement regarding presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.  The Company had only immaterial amounts classified out of accumulated other comprehensive income at December 31, 2014 and December 31, 2013.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations and is not expected to have an impact in the future.

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

n.                                      Recently Issued Pronouncements

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

On April 10, 2014 the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 will become effective for the Company January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

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

4.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,
	2014	2013
	(in thousands)
Prepaid insurance	$542	$687
Prepaid contractor fees and vendor advances	100	193
Taxes receivable	90	96
Recoupable deposits and other	103	115
	$835	$1,091

December 31, 2014

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

5.              Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,
	2014	2013
	(in thousands)

Metals inventory	$477	$—
In-process inventory	307	—
Material and supplies	713	449
	$1,497	$449

At December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to cost of metals sold of $1.2 million and a charge to depreciation expense of approximately $0.7 million.

The Company had no metals or in process inventories at December 31, 2013 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1).

6.              Value added tax receivable

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

7.              Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

	December 31,
	2014	2013
	(in thousands)
Mineral properties	$22,397	$22,397
Exploration properties	2,743	2,993
Royalty properties	200	200
Buildings	2,848	2,349
Mining equipment and machinery	19,224	19,441
Other furniture and equipment	841	1,054
Asset retirement cost	2,002	2,087
	50,255	50,521
Less: Accumulated depreciation & amortization	(21,224)	(18,146)
	29,031	32,375

During the year ended December 31, 2014 the Company sold 45 mining concessions totaling 770 hectares located in the Zacatecas District, Zacatecas State, Mexico, to Capstone Mining Group for $700,000 and recorded a $0.5 million gain on the sale.  Also in the third quarter 2014, the Company entered into an option agreement with a private party to sell its 1,100 hectare Otuzco property in Peru for $450,000.  At December 31, 2014 the Company had received $150,000 under the option agreement, with the remainder payable in 2015 if the option is maintained and exercised.  In addition, the Company sold miscellaneous surplus equipment located in Argentina for $130,000 and recorded a nominal gain. The net gains for the above sales are reflected in other operating income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2013 the Company relinquished the rights to two exploration properties in Mexico that did not meet the Company’s minimum requirements for continued evaluation. The properties had a carrying value of approximately $0.2 million which is included in Loss from operations.

Also during 2013 the Company reduced the carrying value of the Velardeña Properties property, plant and equipment by $235.3 million and the carrying value of the San Diego mineral property by $8.7 million and recorded $244.0 million of impairment charges on the accompanying Consolidated Statement of Operations and Comprehensive Loss (see Note 8).  The table below sets forth the detail of the impairment charges recorded to the Velardeña Properties property, plant and equipment and the San Diego mineral property at December 31, 2013:

	Impairment Charges
	Velardeña
	Properties	San Diego	Total
	Asset Group	Asset Group	Impairment

Mineral properties	$217,524	$—	$217,524
Exploration properties	3,472	8,659	12,131
Buildings	3,036	—	3,036
Mining equipment and machinery	10,394	—	10,394
Other furniture and equipment	900	—	900
	235,326	8,659	243,985

The carrying value after the impairment represents the fair value of the assets as discussed in Note 8.

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 11).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

8.              Impairment of Long Lived Assets

Velardeña Properties Asset Group

The Velardeña Properties asset group consists of the property, plant, and equipment and working capital related to the Velardeña Properties. Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the recoverability of its long-lived assets, including property, plant and equipment, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Based on the Company’s assessment of the recoverability of the Velardeña Properties at December 31, 2014 no impairment was deemed to have occurred during 2014.

Prices for silver and gold decreased approximately 34% and 26% respectively from March 31, 2013 to June 30, 2013.  The significant decrease in metals prices and the shutdown of mining and processing at the Velardeña Properties at the end of the second quarter 2013 were events that required an assessment of the recoverability of the Velardeña Properties asset group at June 30, 2013. Per the guidance of ASC 360, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows from the Velardeña Properties, the Company determined that the Velardeña Properties asset group was impaired. As a result, at June 30, 2013 and later at December 31, 2013 the Company recorded impairment charges totaling $235.3 million to arrive at a fair value for the Velardeña Properties of $23.9 million at December 31, 2013, as shown in the table below.

The Company also recomputed deferred tax assets and liabilities associated with the Velardeña Properties asset group and determined, based on the new carrying value of the Velardeña Properties asset group, that no net deferred tax liabilities exist. Therefore, the net deferred tax liabilities calculated prior to the impairment of approximately $45.0 million were written off and the Company recorded an income tax benefit equal to that amount for the year ended December 31, 2013 (see Note 14).

In arriving at a fair value for the Velardeña mineral deposit and exploration properties at June 30, 2013 the Company used a market valuation approach, which the Company deemed reasonable under the circumstances, that considered a combination of: (1) recently published market data reflecting an average in the ground mineral resource value for a representative group of junior silver mining companies primarily located in Mexico and South America, and (2) recent mineral resource acquisition and development cost data provided by a third party mining engineering consultant. From this data the Company inferred an enterprise value for the Velardeña Properties of approximately $0.29 per ounce of estimated equivalent silver ounces contained in the Velardeña Properties deposit.  From the derived enterprise value the Company subtracted the fair value assigned to tangible assets and working capital to arrive at a residual value for the mineral and exploration properties.  Using this approach, the Company determined that the Velardeña Properties asset group, including tangible assets, had a fair value of approximately $23.9 million at December 31, 2013, resulting in total impairment charges of $235.3 million for 2013.

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

The market valuation approach used in the determination of fair value falls within Level 3 of the fair value hierarchy per ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (see Note 13) and relies upon assumptions related to the condition and location of the Velardeña Properties asset group in comparison to other corroborated observable market data.

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

San Diego Property Asset Group

At December 31, 2014 the Company had a 50% ownership interest in the San Diego exploration property, which is located approximately 10 kilometers from the Velardeña Properties.   Because of its close proximity to the Velardeña Properties, the San Diego property could become a source of additional ore for the Velardeña Properties if developed in the future. The San Diego property is included in the Velardeña Properties reporting segment but is separate from the Velardeña Properties asset group.

Per the guidance of ASC 360, the Company assesses the recoverability of its property, plant and equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Based on the Company’s assessment of the recoverability of the San Diego property at December 31, 2014 no impairment of the San Diego properties was deemed to have occurred during 2014.

As discussed above relating to the impairment of long lived assets associated with the Velardeña Properties asset group, the significant decrease in metals prices in the early part of 2013 and the shutdown of mining and processing at the Velardeña Properties at the end of the second quarter 2013 were events that required the assessment of the recoverability of the carrying amounts of the San Diego property.  Because the San Diego property is in the exploration stage a market valuation approach was used to determine the fair value for the property. Because of the close proximity and geological similarities of the San Diego property to the Velardeña Properties mineral deposit and exploration properties, and given that both the San Diego property and the Velardeña Properties mineral deposit and exploration properties were originally recorded at fair value at the same time as part of the ECU merger transaction,  the Company determined that the impairment of the Velardeña mineral deposit and exploration properties provided a reasonable estimate for the decline in fair value of the San Diego property.  As such, at June 30, 2013 and later at December 31, 2013 the Company recorded impairment charges totaling $8.7 million to arrive at a fair value for the San Diego property of $0.6 million at December 31, 2013, as shown in the table below.

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

9.              Impairment of Goodwill

Prior to December 31, 2013 the Company reflected goodwill on its balance sheet related to the acquisition of the Velardeña Properties as part of the ECU merger transaction primarily as a result of the requirement to record a deferred tax liability for the difference between the fair value and the tax basis of both the assets acquired and liabilities assumed.  Per the guidance of ASC 350, “Intangible — Goodwill and Other” (“ASC 350”), the Company assesses the recoverability of its goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the goodwill may be impaired.  The carrying value of goodwill, related to the Mexico ECU reporting unit, was fully written off at December 31, 2013.  The Company recorded impairment charges related to goodwill of $11.7 million during 2013.

As discussed in Note 8, regarding the impairment of long lived assets related to the Velardeña Properties asset group, the significant decrease in metals prices and shutdown of mining and processing at the Velardeña Properties during 2013 were events that also required an assessment of whether goodwill had been impaired.  In determining the impairment of goodwill, the Company used an analysis of discounted after-tax cash flows to calculate the implied fair value of the goodwill related to the Velardeña Properties asset group following the guidance of ASC 805. Several mining, processing and shutdown scenarios were combined to arrive at a single projection of cash flows using a weighted average approach, which assigned probabilities to the occurrence of each individual scenario.  The cash flow analysis used in the impairment assessment for goodwill related to the Velardeña Properties falls within level 3 of the fair value hierarchy per ASC 820 (see Note 13) and includes various inputs including the weighted average cost of capital of 21%, projected future metals prices, and assumptions from the Company’s Velardeña Properties mining and processing plans. The most significant unobservable factors are certain assumptions used in the Velardeña Properties mining and processing plans and include: 1) ore grades consistent with the Company’s current and previously reported estimates of mineralized material, 2) plant throughput consistent with projected mining and processing plans under the various mining and processing scenarios, 3) the Company’s projections of operating costs, and 4) the weighting of mining and processing scenarios.  The weighted average cost of capital and forecast of future metals prices were obtained from a third party valuation consultant that derived the data from corroborated observable market data. Metals prices used in the cash flow analysis for silver ranged from $23.80 to $18.06 per ounce and for gold ranged from $1,440 to $1,198 per ounce.

10.                               Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)

Accounts payable and accruals	$893	$717
Accrued employee compensation and benefits	746	648
	$1,639	$1,365

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

December 31, 2014

Accounts payable and accruals at December 31, 2014 are primarily related to amounts due to contractors and  suppliers in the amounts of $0.7 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at December 31, 2014 consist of $0.1 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties.

December 31, 2013

Accounts payable and accruals at December 31, 2013 are primarily related to amounts due to contractors and  suppliers in the amounts of $0.4 million, $0.2 million and $0.1 million related to the Company’s Velardeña Properties, corporate administrative activities and exploration, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at December 31, 2013 consist of $0.1 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties.

Key Employee Long-Term Incentive Plan

In December  2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”), which became effective immediately. The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The KELTIP Units are marked to market at each reporting period. At December 31, 2014 and December 31, 2013 the Company had recorded liabilities of $93,000 and $81,000, respectively, related to KELTIP Unit grants which are included in accrued employee compensation and benefits in the table above.

11.                              Asset Retirement and Reclamation Liabilities

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the year ended December 31, 2014 the Company recognized approximately $0.2 million of accretion expense and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

	December 31,
	2014	2013
	(in thousands)
Beginning balance	$2,467	$2,080

Changes in estimates, and other	(85)	203
Accretion expense	200	184

Ending balance	$2,582	$2,467

The decrease in the ARO recorded during the year ended December 31, 2014 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The increase in ARO recorded during the year ended December 31, 2013 relates to a change in assumption related to inflation factors used in the determination of future cash flows.  The corresponding increase in ARO was discounted using the Company’s current credit-adjusted risk-free interest rate.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 include approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

12.       Other Liabilities

The Company recorded other current liabilities of approximately $2.6 million and $4.4 million at December 31, 2014 and December 31, 2013, respectively.  The amounts are primarily related to a loss contingency on foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

The December 31, 2014 amount also includes a net liability of approximately $0.2 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  The amount includes interest and penalties and is net of certain VAT credits due the Company.  The tax authorities have agreed in principle to offset a portion of the $0.9 million in tax, interest and penalties with approximately $0.7 million of VAT credits due the Company.  Should the Argentina tax authorities ultimately not allow a portion or all of the VAT credits as an offset, the liability could increase by as much as $0.7 million (see Note 20).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company has consistently applied the valuation techniques discussed in Notes 8 and 9 in all periods presented.

The following table summarizes the Company’s financial assets at fair value at December 31, 2014 and 2013 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2014
Assets:
Cash and cash equivalents	$8,579	$—	$—	$8,579
Trade accounts receivable	—	—	—	—
	$8,579	$—	$—	$8,579

Liabilities:
Warrant liability	$—	$—	$1,442	$1,442
	$—	$—	$1,442	$1,442

At December 31, 2013
Assets:
Cash and cash equivalents	$19,146	$—	$—	$19,146
Trade accounts receivable	25	—	—	25
	$19,171	$—	$—	$19,171

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

At December 31, 2014 the Company has recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.    The warrant liability has been recorded at fair value as of December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included the Company’s closing stock price at December 31, 2014 of $0.54, the exercise prices for the warrants disclosed above, the company’s stock volatility of 90%, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.  An increase or decrease in the Company’s stock price, in isolation, would result in a relatively lower or higher fair value measurement respectively.  A decrease in the probability of the issuance of additional common stock at a lower price than the current warrant exercise price would result in a lower value for the warrants.  The table below highlights the change in fair value of the warrant liability.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Fait Value Measurements
Using SignificantUnobservable
Inputs (level 3)
Warrant Liabilities
(in thousands)
Beginning balance at January 1, 2014	$—
Adjustment to record 2012 warrants as a liability (Note 15)	163
Issuance of warrants	3,084
Change in estimated fair value	(1,693)
Ending balance at December 31, 2014	$1,554

The Company did not have any Level 2 or Level 3 financial assets at December 31, 2013.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2014.

The following table summarizes the Company’s non-recurring fair value measurements at December 31, 2013 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2013
Assets:
Mineral properties	$—	$—	$22,397	$22,397
Exploration properties	—	—	2,993	2,993
	$—	$—	$25,390	$25,390

The Company assesses the fair value of its long lived assets, including goodwill, at least annually or more frequently if circumstances indicate a change in the fair value has occurred.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

To determine the fair value of mineral properties and exploration properties the Company uses a market valuation approach which falls within Level 3 of the fair value hierarchy. The market valuation approach relies upon assumptions related to the condition and location of the properties in comparison to other corroborated observable market data for similar properties. In arriving at a fair value for the Velardeña mineral deposit and exploration properties and the San Diego exploration property, the Company considered recently published market data reflecting an average in the ground mineral resource value for a representative group of junior silver mining companies primarily located in Mexico and South America. See Note 8 for details related to the unobservable inputs.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

14.                               Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 “Income Taxes” (“ASC 740”) on a tax jurisdictional basis.

The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2014	2013
	(in thousands)
CURRENT TAXES:
United States	$—	$—
Other Countries	—	(2,450)
	$—	$(2,450)
DEFERRED TAXES:
United States	$—	$—
Other Countries	—	(47,236)
	$—	$(47,236)
Total Income Tax Provision (Benefit)	$—	$(49,686)

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2014	2013
	(in thousands)
United States	$(8,207)	$(8,632)
Other Countries	(10,615)	(281,434)
	$(18,822)	$(290,066)

In 2014 the Company recorded no current or deferred tax expense or benefit, as any tax expense or benefit incurred during the year has been offset against a change in the valuation allowance against prior year net operating losses in each country.  In 2013 the Company recorded a $47.2 million deferred tax benefit related primarily to the impairment of long lived assets of the Velardeña Properties, and recorded a current tax benefit of $2.5 million related to the effective settlement of an unrecognized tax benefit in Mexico.

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations and comprehensive income (loss) is summarized below.

	For the Year Ended December 31,
	2014	2013
	(in thousands)
Tax expense (benefit) at US rate of 34%	$(6,400)	$(98,623)

Other adjustments:
Non-deductibility of Goodwill impairment	—	3,500
Rate differential of other jurisdictions	301	11,047
Effects of foreign earnings	(2,238)	(6,671)
Change in valuation allowance	14,127	37,894
Provision to return true-ups	(18,826)	—
Exchange rate changes on net deferred tax assets	13,605	—
Effect of a change in tax rates	—	3,153
Other	(569)	14

Income tax provision	$—	$(49,686)

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended
	December 31,
	2014	2013
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$93,364	$84,735
Stock-based compensation	1,943	1,691
Property, plant and equipment	13,990	7,838
Other	1,289	1,239
	110,586	95,503
Less: Valuation allowance	(106,764)	(92,637)
Total deferred tax assets	3,822	2,866

Deferred tax liabilities:
Property, plant and equipment	(3,436)	(2,388)
Other	(386)	(478)
Total deferred tax liabilities	(3,822)	(2,866)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2014 and December 31, 2013 was zero.

At December 31, 2014 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $312.9 million.  Of these, $100.6 million is related to the Velardeña Properties in Mexico and expire in future years through 2024.  $23.1 million is related to other Mexico exploration activities and also expire in future years through 2024.  $42.2 million net operating losses exist in Luxembourg and have no expiration date, while $95.8 million exist in other non-U.S. countries, which will expire in future years through 2034.  In the U.S. there are $50.5 million of net operating loss carryforwards which will expire in future years through 2034.  A portion of the U.S. net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382, relating to a change of control event triggered by the Company’s public offering of its common stock in March 2010.

The valuation allowance offsetting the deferred tax assets of the Company of $106.7 million and $92.6 million at December 31, 2014 and 2013, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company had no unrecognized tax benefits as of December 31, 2014 and 2013.  During 2013 an unrecognized tax benefit of $2.5 million was effectively settled with taxing authorities.  Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest.

	The Year Ended December 31,
	2014	2013
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$1,668	$2,841
Increases for tax positions taken during prior years		17
Decreases relating to settlements with taxing authorities		(889)
Reductions due to lapse of statute of limitations	(505)	(301)
Gross unrecognized tax benefits at end of period	$1,163	$1,668

Tax years as early as 2009 remain open and are subject to examination in the Company’s principal tax jurisdictions.  The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months.  No interest and penalties were recognized in the statement of operations for the year 2014. The total amount of interest and penalties recognized in the statement of operations for 2013 is an income tax benefit of $1.3 million, and there are no interest and penalties recognized in the statement of financial position as of December 31, 2014 and 2013.  The Company classifies income tax related interest and penalties as income tax expense.

15.                               Equity

Registered offering

On September 10, 2014 the Company completed a registered public offering (the “Offering”) of 3,692,000 Units (the “Units”), with each Unit consisting of one share of the Company’s common stock (the “Shares”) and a warrant to purchase .50 of a share of the Company’s common stock (the “Warrants”). Each Unit was priced at $0.86 per Unit, before discount to the underwriters. The Warrants become exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. The Shares and the Warrants are immediately separable and were issued separately. The Company received net proceeds from the Offering of approximately $2.7 million after the underwriter commissions and expenses of approximately $0.5 million.

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 4, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants was determined to be $1.2 million, with the remaining $1.5 million of net proceeds from the Offering being allocated to additional paid in capital.

Private placement

On September 10, 2014 the Company also completed a private placement (the “Private Placement”) with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 5,800,000 Units (the “Private Placement Units”), with each Private Placement Unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants become exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. Each Private Placement Unit was priced at $0.817 the same discounted price paid by the underwriters in the Offering. The Company received net proceeds from the Private Placement of approximately $4.7 million after the discount and expenses of approximately $0.3 million.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% (on a non-diluted basis) of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 30, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants was determined to be $1.9 million, with the remaining $2.7 million of net proceeds from the Offering being allocated to additional paid in capital.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2014 and 2013 and changes during the years then ended:

	The Year Ended December 31,
	2014		2013
Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	915,971	$2.47	823,500	$5.67
Granted during the year	140,000	0.52	637,000	0.76
Restrictions lifted during the year	(455,133)	3.18	(200,029)	6.54
Forfeited during the year	—	—	(344,500)	4.60
Outstanding at end of year	600,838	$1.48	915,971	$2.47

In connection with performance and reductions in work force, the Company’s Compensation Committee and Board of Directors approved a 10% annual salary reduction effective June 1, 2013 for certain officers of the Company. In conjunction with the salary reduction, to be in effect for one year, the Compensation Committee approved a grant of an aggregate of 149,500 restricted shares to the officers effective June 1, 2013. The stock vested one year from the grant date. In addition, 2,500 shares of restricted stock were granted to a new employee hired during the period.  One third of the restricted stock granted to the employee vests on each of the first, second and third anniversaries of the grant dates, provided the employee continues to serve the Company at that time.  The remaining 485,000 shares were granted to officers during December 2013 as a portion of their annual compensation. One third of the December 2013 restricted stock grants will vest on each of the first, second and third anniversaries of the grant dates, provided the officer continues to serve the Company at that time.

Restrictions were lifted on 444,633 shares during the year ended December 31, 2014 on the anniversaries of grants made to officers and employees in prior years and restrictions were lifted on an additional 10,500 shares during 2014 in connection with the termination of employment of two employees. Restrictions were lifted on 187,629 shares during the year ended December 31, 2013 on the anniversaries of grants made to officers and employees in prior years and restrictions were lifted on an additional 12,400 shares during 2013 related to an employee’s retirement.

Included in the forfeitures for 2013 are 199,500 unvested shares related to the resignation of two officers of the Company during the year. Also, included in the forfeitures for 2013 are 145,000 unvested shares that were surrendered to the Company on December 13, 2013 by an officer of the Company.  The surrender is the result of the determination by the Board of Directors of the Company that the officer had been granted shares of common stock during 2012 in excess of the 150,000 share limit per the Equity Plan on grants to any one individual in one calendar year. In addition the officer also surrendered 27,500 vested shares that were granted in 2010 and vested in 2011 that were also

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

determined to be in excess of the 150,000 share limit. Per the terms of a Stock Surrender and Grant Agreement entered into on December 13, 2013 with the officer, the officer was granted 172,500 KELTIP Units (see Note 10).

For the years ended December 31, 2014 and 2013 the Company recognized approximately $0.5 million and $1.0 million, respectively, of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.2 million over the next 35 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2014 and 2013 and changes during the years then ended:

	The Year Ended December 31,
	2014		2013
Equity Plan Options	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	110,810	$8.02	118,810	$8.02
Granted during the year	—	—	—	—
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	(15,000)	$8.00	(8,000)	$8.00
Outstanding at end of year	95,810	$8.02	110,810	$8.02
Exercisable at end of period	95,810	$8.02	110,810	$8.02
Granted and vested	95,810	$8.02	110,810	$8.02

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based on the historical volatilities of the Company’s shares. The Company uses historical data to estimate option exercises and forfeitures within the Black-Scholes model. The expected term of the options granted represents the period of time that options granted are expected to be outstanding, based on past experience and future estimates and includes data related to both employees directors. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

Grant Date
April 12
2010
Expected volatility	73.20%
Weighted average volatility	73.20%
Expected dividend yield	—
Expected term (in years)	5
Risk-free rate	1.50%

The options that expired during 2014 were options issued to former ECU stock option holders to replace options previously issued to them by ECU.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2014 and 2013 and changes during the years then ended:

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

	For the Year Ended December 31,
	2014		2013
Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	585,285	$2.97	143,995	$7.21
Granted during the year	350,000	0.58	441,290	1.59
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	—	—	—	—
Outstanding at end of year	935,285	$2.08	585,285	$2.97

For the years ended December 31, 2014 and 2013 the Company recognized approximately $0.4 million and $0.6 million, respectively, of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.1 million over the next six months.

Pursuant to the KELTIP (see Note 10) KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount in cash or in Company common stock measured generally by the price of the Company’s common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in detail in Note 10.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2014 and December 31, 2013 and changes during the years then ended:

	For the Year Ended December 31,
	2014		2013
Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	5,263,578	$12.10	5,263,578	$12.10
Granted during period	4,746,000	1.21	—	—
Dilution adjustment	599,760	7.17	—	—
Expired during period	(1,831,929)	19.00	—	—
Exercised during period	—	—	—	—
Outstanding at end of year	8,777,409	$3.95	5,263,578	$12.10

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

The warrants that expired during 2014 were warrants related to the merger with ECU on September 2, 2011 and were issued to former ECU warrant holders to replace warrants previously issued to them by ECU.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The warrants issued in September 2012 and September 2014 are being recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants.  At December 31, 2014 the total liability for the warrants was $1.6 million, consisting of $1.5 million for 2014 warrants and $0.1 million for the 2012 warrants.   The warrant liability has been recorded at fair value as of December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included the Company’s closing stock price at December 31, 2014 of $0.54, the exercise prices for the warrants disclosed above, the Company’s stock volatility of 90%, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.  The balances for warrant liability, paid-in capital, and accumulated earnings also reflect an adjustment made during 2014 to reflect the impact of recording the 2012 warrants as a liability.  Paid in capital and accumulated deficit were reduced by $15.6 million $15.5 million respectively and warrant liability was increased by $0.2 million. The adjustments were determined to be immaterial to the Company’s financial statements filed in prior periods.

16.                               Sale of Metals and Cost of Metals Sold

During the years ended December 31, 2014 and 2013, the Company sold marketable products including concentrates and precipitates from its Velardeña Properties. During 2014 and 2013 the Company sold marketable products to five customers.  Under the terms of the Company’s agreement with one precipitate customer, title does not pass to the purchaser until the product is received by the refinery, at which point revenue is recognized. For the Company’s other customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.7 million. The Company had no metals inventory at December 31, 2013 as a result of the suspension of mining and processing at its Velardeña Properties (see Note 1).

17.                               Interest and Other Income

For the year ended December 31, 2014 the Company reported other income of $1.6 million related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 12).

The Company recorded interest and other income of $0.4 million for the year ended December 31, 2013, primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 12).

18.                               Warrant Income

During the year ended December 31, 2014 the Company recorded approximately $1.7 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 15).  The warrant liability has been recorded at fair value as of December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included the Company’s closing stock price at December 31, 2014 of $0.54, the exercise prices for the warrants disclosed above, the Company’s stock volatility of 90%, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

19.                               Cash flow information

The following table reconciles net income (loss) for the period to cash from operations:

	The Year Ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(18,823)	$(240,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,128	6,927
Loss on sale of investments	—	133
Gain on sale of assets, net	(689)	(3,626)
Accretion of asset retirement obligation	200	184
Asset write off	138	30
Write off of loss contingency	(1,645)	(2,450)
Decrease in warrant liability	(1,693)	—
Impairment of long lived assets	—	243,985
Impairment of goodwill	—	11,666
Deferred income taxes	—	(47,634)
Foreign exchange gain on loss contingency	(281)	(8)
Foreign exchange loss on deferred tax liability	—	562
Stock compensation	926	1,555
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	25	1,266
Decrease in prepaid expenses and other assets	287	86
(Increase) decrease in inventories	(764)	2,511
Decrease in value added tax receivable (net)	449	2,658
Increase (decrease) in accounts payable and accrued Liabilities	358	(5,159)
Increase (decrease) in deferred leasehold payments	42	(140)
Increase in reclamation liability	(117)	(44)
Net cash used in operating activities	$(18,459)	$(27,878)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2014 and 2013.

20.                               Commitments and Contingencies

Leases and Purchase Commitments —The Company has non-cancelable operating lease commitments as follows:

	2015	2016	2017	2018	2019	Thereafter

El Quevar mining concessions (estimated)	$110	$110	$110	$110	$110	$—
Velardeña mining consessions (estimated)	$12	$12	$12	$12	$12	$—
Office space	$270	$242	$248	$255	$239	$—
Dedicated communications link	$70	$—	$—	$—	$—	$—
Purchase option agreement	$550	$—	$—	$—	$—	$—

The Company is required to make payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $35,000 and $34,000 for the years ended December 31, 2014 and 2013, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2014 and 2013 the Company made such payments totaling approximately $12,000 and $9,000, respectively.  The payments include payments made related to adjacent exploration concessions on which there is no current mining.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties in Mexico, and exploration offices in Mexico and Argentina.  The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2014. The new lease reflects an approximately 46% reduction in space and an approximately 44% reduction in cost beginning March 1, 2014. The new lease expires November 30, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $259,000 and $405,000 for the years ended December 31, 2014 and 2013, respectively.

The dedicated communications link provides high band width communications to our Velardeña Properties in Mexico. The Company has entered into an agreement with communications services provider that requires monthly payments of $7,000 through October of 2015.

The purchase option agreement is a required payment to a current El Quevar concession owner in order to retain title to the property. The concession is not deemed material to future development at El Quevar and the Company has the right to terminate the payment obligation and release the concession at any time.

The Company cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2014. If the Company continues mining and processing at the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $12,000 per year for the life of the Velardeña mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $110,000 per year for the life of the El Quevar mine. The increase in 2015 and subsequent years is the result of a January 2015 amendment to the National Mining Code, increasing the annual canon payment by approximately four times.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions.  Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies — The Company has recorded loss contingencies of approximately $2.6 million and $4.4 million at December 31, 2014 and December 31, 2013, respectively as discussed in Note 12. In addition to the amounts recorded, the Company could be liable for up to an additional $0.7 million stemming from a tax audit of the Argentina equity tax for years 2009 through 2012 subject to the Argentina tax authorities’ acceptance of VAT credits to partially offset the tax liability (see Note 12).

21.                               Foreign Currency

The Company conducts exploration and mining activities primarily in Argentina and Mexico and gains and losses on foreign currency transactions are related to those activities. The Company’s functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

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

The Year ended December 31, 2014	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
	(in thousands)
Velardeña Properties	$235	$1,655	$2,353	$6,607	$8,144	$27,188	$491
Corporate, Exploration & Other	—	—	775	10,743	10,679	14,070	9
	$235	$1,655	$3,128	$17,350	$18,823	$41,258	$500

The Year ended December 31, 2013

Velardeña Properties	$10,680	$17,534	$5,978	$9,426	$278,195	$28,861	$1,767
Corporate, Exploration & Other	—	—	949	12,813	11,871	26,020	30
	$10,680	$17,534	$6,927	$22,239	$290,066	$54,881	$1,797

Lesser amounts of revenues, costs applicable to sales, and depreciation were recorded in 2014 as the Velardeña Properties were on care and maintenance much of the year until processing of mined material resumed in early November 2014.  The decline in the Corporate, Exploration and Other segment for total assets from December 31, 2013 to December 31, 2014 is primarily related to a reduction in cash and equivalents.  The Velardeña Properties segment pre-tax loss for the year ended December 31, 2013 includes charges of $255.7 million related to the impairment of long lived assets and goodwill as discussed in Notes 8 and 9.

All of the revenue for the two years presented was from the Company’s Velardeña Properties in Mexico (see Note 16).  The revenue for 2013 was attributable to sales of precipitates and concentrates to five customers under varying agreements. The revenue for 2014 was attributable to sale of concentrates to one customer.