Form 10-Q
period 2015-03-31
Golden Minerals Co
filed 2015-05-06
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

AT MAY 6, 2015, 53,162,833 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$6,052	$8,579
Short-term Investments (Note 3)	119	—
Trade receivables	92	—
Inventories (Note 5)	1,166	1,497
Value added tax receivable, net (Note 6)	949	1,316
Prepaid expenses and other assets (Note 4)	735	835
Total current assets	9,113	12,227
Property, plant and equipment, net (Note 7)	27,322	29,031
Total assets	$36,435	$41,258
Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,905	$1,639
Other current liabilities (Note 10)	1,675	2,551
Total current liabilities	3,580	4,190
Asset retirement obligation (Note 9)	2,434	2,685
Warrant Liability (Note 11)	904	1,554
Other long term liabilities (Note 10)	92	95
Total liabilities	7,010	8,524

Commitments and contingencies (Note 18)
Equity (Note 13)
Common stock, $.01 par value, 100,000,000 shares authorized; 53,162,833 shares issued and outstanding for both periods	532	532
Additional paid in capital	484,399	484,197
Accumulated deficit	(455,426)	(451,995)
Accumulated other comprehensive loss	(80)	—
Shareholder’s equity	29,425	32,734
Total liabilities and equity	$36,435	$41,258

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except share data)
Revenue:
Sale of metals (Note 14)	$2,337	$—
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 14)	(3,012)	—
Exploration expense	(969)	(1,600)
El Quevar project expense	(406)	(334)
Velardeña project expense	(119)	—
Velardeña shutdown and care & maintenance costs	—	(1,249)
Administrative expense	(1,328)	(1,655)
Stock based compensation	(179)	(330)
Reclamation and accretion expense	(110)	(49)
Other operating income, net	176	2
Depreciation, depletion and amortization	(1,359)	(846)
Total costs and expenses	(7,306)	(6,061)
Loss from operations	(4,969)	(6,061)
Other income and (expense):
Interest and other income (Note 15)	916	394
Warrant derivative gain (Note 16)	650	—
(Loss) gain on foreign currency	(28)	9
Total other income	1,538	403
Loss from operations before income taxes	(3,431)	(5,658)
Income tax benefit	—	—
Net loss	$(3,431)	$(5,658)
Comprehensive loss:
Unrealized loss on securities	(80)	—
Comprehensive loss	$(3,511)	$(5,658)
Net loss per common share — basic
Loss	$(0.07)	$(0.13)
Weighted average common stock outstanding - basic (1)	52,686,250	42,893,617

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(2,644)	$(4,120)
Cash flows from investing activities:
Proceeds from sale of assets	117	1
Capitalized costs and acquisitions of property, plant and equipment	—	(7)
Net cash provided by (used in) investing activities	$117	$(6)
Net decrease in cash and cash equivalents	(2,527)	(4,126)
Cash and cash equivalents - beginning of period	8,579	19,146
Cash and cash equivalents - end of period	$6,052	$15,020

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accum-
					-ulated
					Other
			Addi		Compre
			-tional	Accum	-hensive	Total
	Common Stock		Paid-in	-ulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	140,000	2	924	—	—	926
KELTIP mark-to-market	—	—	12	—		12
Registered offering stock units, net (Note 13)	3,692,000	37	1,502	—	—	1,539
Private placement stock units, net (Note 13)	5,800,000	58	2,729	—	—	2,787
Reclassification to reflect warrant liability (Note 13)	—	—	(15,617)	15,454	—	(163)
Net loss	—	—	—	(18,823)	—	(18,823)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	179	—	—	179
KELTIP mark-to-market	—	—	23	—		23
Net loss	—	—	—	(3,431)	(80)	(3,511)
Balance, March 31, 2015	53,162,833	$532	$484,399	$(455,426)	$(80)	$29,425

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and filed with the SEC on February 27, 2015.

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

The Company recommenced mining activities at the Velardeña Properties in July 2014 and began processing material from the mine in November 2014.  During 2014 and the first three months of 2015 the Company focused primarily on mining material from the San Mateo, Terneras and Roca Negra vein systems.  Average grades in the first quarter 2015 were 178 grams per tonne (“gpt”) silver and 2.7 gpt gold, with payable metals generated from the processing facilities of approximately 126,000 payable silver equivalent ounces, improving from the average grade in December 2014 of 127 gpt silver and 1.3 gpt gold and a total of approximately payable 42,000 silver equivalent ounces generated in 2014.  (Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce.)  During the first quarter 2015 the mill continued to ramp up, averaging about 260 tonnes per day (“tpd”) in

March, near its full capacity of 285 tpd. The Company is continuing to ramp up to the 285 tpd rate, which it expects to achieve during the second quarter 2015. In the first quarter 2015, the Company sold approximately 139,000 silver equivalent ounces, improving from approximately 15,000 ounces silver equivalent ounces sold in 2014. In the first quarter 2015, the engineering firm Tetra Tech updated the Company’s estimate of mineralized material at the Velardeña Properties, and finalized a Preliminary Economic Assessment and a technical report pursuant to Canadian National Instrument 43-101 in respect of the Velardeña Properties.

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

On April 10, 2014 FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 became effective for the Company January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and re-evaluates those classifications at each balance sheet date.  Available for sale investments are marked to market at each reporting period with changes in fair value recorded as a component of other comprehensive income (loss). If declines in fair value are deemed other than temporary, a charge is made to net income (loss) for the period.

The following tables summarize the Company’s short term investments at March 31, 2015:

March 31, 2015	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$199	$119	$119
Total available for sale	199	119	119
Total short term	$199	$119	$119

The available for sale common stock consists of 5,000,000 shares of a junior mining company received during the first quarter 2015 in a transaction involving the Company’s 50 percent interest in the San Diego exploration property in Mexico.  The Company received shares in the junior mining company that holds the other 50 percent interest in the property in exchange for extending by two years from March 24, 2015 the period of time in which the junior mining company can earn an additional 10 percent interest in the property by completing an additional $0.8 million of exploration work. The shares were issued with a restriction requiring the Company to hold the shares for a minimum of four months.  Following the receipt of the shares the Company owns approximately 9 percent of the outstanding shares of the junior mining company.   The extension agreement was executed on March 23, 2015 and the value of shares on that date was recorded by the Company as a short-term investment using quoted market prices.  See Note 11 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

The Company had no short-term investments at December 31, 2014.

4.              Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Prepaid insurance	$424	$542
Prepaid contractor fees and vendor advances	102	100
Taxes recievable	117	90
Recoupable deposits and other	92	103
	$735	$835

March 31, 2015

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

December 31, 2014

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

5.              Inventories

Inventories at the Velardeña Properties at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)	(in thousands)
Metals inventory	$212	$477
In-process inventory	161	307
Material and supplies	$793	$713
	$1,166	$1,497

At March 31, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to cost of metals sold of approximately $0.1 million.

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

7.   Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Mineral properties	$22,198	$22,397
Exploration properties	2,743	2,743
Royalty properties	200	200
Buildings	4,377	4,378
Mining equipment and machinery	17,460	17,694
Other furniture and equipment	841	841
Asset retirement cost	1,702	2,002
	49,521	50,255
Less: Accumulated depreciation and amortization	(22,199)	(21,224)
	27,322	29,031

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 9).

8.              Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)

Accounts payable and accruals	$1,059	$893
Accrued employee compensation and benefits	846	746
	$1,905	$1,639

March 31, 2015

Accounts payable and accruals at March 31, 2015 are primarily related to amounts due to contractors and suppliers in the amounts of $0.7 million and $0.4 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at March 31, 2015 consist of $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable, of which $0.3million is related to activities at the Velardeña Properties.

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

Key Employee Long-Term Incentive Plan

In December  2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”). The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, at the option of the board of directors, , measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The KELTIP Units are marked to market at each reporting period. At March 31, 2015 and December 31, 2014 the Company had recorded liabilities of approximately $71,000 and $93,000, respectively, related to KELTIP Unit grants which are included in accrued employee compensation and benefits in the table above.

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2015 the Company recognized approximately $0.1 million of accretion expense during the period and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Beginning balance	$2,582	$2,467

Changes in estimates, and other	(300)	(85)
Accretion expense	52	49
Ending balance	$2,334	$2,431

The decrease in the ARO recorded during the quarter ended March 31, 2015 is the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The decrease in the ARO recorded during the quarter ended March 31, 2014 is the result of changes in assumptions related to the timing of expenditures and inflation factors used in the determination of future cash flows.

The Asset retirement obligation set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

10.       Other Liabilities

The Company recorded other current liabilities of approximately $1.7 million and $2.6 million at March 31, 2015 and December 31, 2014, respectively.  The amounts include a loss contingency of $1.3 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively for foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

The March 31, 2015 and December 31, 2014 amount also includes a net liability of approximately $0.3 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  The amount includes interest and penalties and is net of certain VAT credits due the Company.  The tax authorities have agreed in principle to offset a portion of the $0.9 million in tax, interest and penalties with approximately $0.6 million of VAT credits due the Company.  Should the Argentina tax authorities ultimately not allow a portion or all of the VAT credits as an offset, the liability could increase by as much as $0.6 million (see Note 18).

11.       Fair Value Measurements

Financial assets and liabilities and nonfinancial assets and liabilities are measured at fair value  under a framework of a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three broad levels.  This hierarchy gives the highest priority to quoted prices (unadjusted) in active markets and the lowest priority to unobservable inputs.  Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement.  The three levels of the fair value hierarchy per ASC 820 are as follows:

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2015 and December 31, 2014, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2015
Assets:
Cash and cash equivalents	$6,052	$—	$—	$6,052
Short-term investments	119	—	—	119
Trade accounts receivable	92	—	—	92
	$6,263	$—	$—	$6,263

Liabilities:
KELTIP liability	$71	$—	$—	$71
Warrant liability	—	—	904	904
	$71	$—	$904	$975

At December 31, 2014
Assets:
Cash and cash equivalents	$8,579	$—	$—	$8,579
Trade accounts receivable	—	—	—	—
	$8,579	$—	$—	$8,579

Liabilities:
KELTIP liability	$93	$—	$—	$93
Warrant liability	—	—	1,554	1,554
	$93	$—	$1,554	$1,647

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.  The Company’s short-term investments consist of available for sale common stock of a junior mining company for which quoted prices exist in an active market and are also classified within Level 1 (see Note 3).  The Company’s trade accounts receivable is classified within Level 1 of the fair value hierarchy and is related to the sale of metals at our Velardeña Properties and is valued at published metals prices per the terms of the refining and smelting agreements.

The KELTIP liabilities are related to employee and officer compensation as discussed in Note 8 and are marked to market at the end of each period based on the closing price of the Company’s common stock resulting in a classification of Level 1 within the fair value hierarchy.

At March 31, 2015 and December 31, 2014 the Company has recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants (see Note 13). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The warrant liability has been recorded at fair value as of March 31, 2015 and December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  In addition to the warrant exercise prices (see Note 13) other significant inputs to the valuation model included the following:

	March 31,	December 31,
	2015	2014

Company’s ending stock price	$0.41	$0.54
Company’s stock volatility	85%	90%
Applicable risk free interest rate	1.3%	1.6%

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

Fair Value Measurements
Using Significant Unobservable
Inputs (level 3)
Warrant Liabilities
(in thousands)
Beginning balance at January 1, 2015	$1,554
Change in estimated fair value	(650)
Ending balance at March 31, 2015	$904

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2015 and December 31, 2014.

12.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the quarters ended March 31, 2015 and March 31, 2014 the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis and no benefit can be recognized on those losses, thus an estimated effective tax rate is not used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets.  As of March 31, 2015 and as of December 31, 2014, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at March 31, 2015 or December 31, 2014.

13.   Equity

Registered offering

On September 10, 2014 the Company completed a registered public offering (the “Offering”) of 3,692,000 Units (the “Units”), with each Unit consisting of one share of the Company’s common stock (the “Shares”) and a warrant to purchase .50 of a share of the Company’s common stock (the “Warrants”). Each Unit was priced at $0.86 per Unit, before discount to the underwriters. The Warrants became exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. The Shares and the Warrants were immediately separable and were issued separately. The Company received net proceeds from the Offering of approximately $2.7 million after the underwriter commissions and expenses of approximately $0.5 million.

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 11). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 4, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants on the date of issuance was determined to be $1.2 million, with the remaining $1.5 million of net proceeds from the Offering being allocated to additional paid in capital.  The warrants were revalued as at March 31, 2015 and December 31, 2014 (see Note 11).

Private placement

On September 10, 2014 the Company also completed a private placement (the “Private Placement”) with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 5,800,000 Units (the “Private Placement Units”), with each Private Placement Unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of the Company’s common stock. The Warrants became exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. Each Private Placement Unit was priced at $0.817 the same discounted price paid by the underwriters in the Offering. The Company received net proceeds from the Private Placement of approximately $4.7 million after the discount and expenses of approximately $0.3 million.

Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% (on a non-diluted basis) of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees and shares of common stock issuable upon exercise of outstanding warrants).

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 11). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 30, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants on the date of issuance was determined to be $1.9 million, with the remaining $2.7 million of net proceeds from the Offering being allocated to additional paid in capital.  The warrants were revalued as at March 31, 2015 and December 31, 2014 (see Note 11).

Equity Incentive Plans

In May 2014, the Company’s stockholders approved amendments to the Company’s 2009 Equity Incentive Plan, adopting the Amended and Restated 2009 Equity Incentive Plan (the “Equity Plan”) pursuant to which awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.  The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2015 and the changes during the three months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	600,838	$1.48
Granted during the period	—	—
Restrictions lifted during the period	(8,833)	8.64
Forfeited during the period	—	—
Outstanding at March 31, 2015	592,005	$1.37

Restrictions were lifted on 8,833 shares during the three months ended March 31, 2015 on the anniversaries of grants made to officers and employees in prior years.

For the three months ended March 31, 2015 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.3 million over the next 34 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2015 and the changes during the three months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	245,810	$3.47
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at March 31, 2015	245,810	3.47
Exercisable at end of period	245,810	3.47
Granted and vested	95,810	8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2015 and the changes during the three months then ended:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	935,285	$2.08
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2015	935,285	$2.08

For the three months ended March 31, 2015 the Company recognized approximately $50,000 of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $34,000 over the next two months.

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

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2015 and the changes during the three months then ended:

Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	8,777,409	$3.95
Granted during period	—	—
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—	—
Outstanding at March 31, 2015	8,777,409	$3.95

The warrants relate to prior registered offerings and private placements of the Company’s stock.  In September 2012,  the Company closed on a registered offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $8.42 per share. Pursuant to certain dilution adjustment provisions in the warrant agreement governing the September 2012 warrants, the number of shares of common stock issuable upon exercise of the September 2012 warrants was increased from 3,431,649 shares to 4,031,409 shares (599,760 share increase) and the exercise price was reduced from $8.42 per share to $7.17 per share pursuant to a weighted average dilution calculation based on the pricing of the September 2014 Offering and the Private Placement.

As described in more detail above, on September 10, 2014 the Company closed on a registered public offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrants were issued that became exercisable on March 11, 2015 and will expire on September 10, 2019, five years from the date of issuance.

The warrants issued in September 2012 and September 2014 are being recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the warrants.  At March 31, 2015 the total liability for the warrants was $0.9 million, consisting of $0.8 million for 2014 warrants and $0.1 million for the 2012 warrants.   The warrant liability has been recorded at fair value as of March 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 11).

14.   Sale of Metals and Related Costs

During the three months ended March 31, 2015 the Company sold marketable lead and zinc concentrates from its Velardeña Properties to a single customer.  Under the terms of the Company’s agreement with its concentrates customer, title passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At March 31, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $0.1 million.  At December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.7 million.

During the quarter ended March 31, 2014 the Company did not sell any products or incur any related costs as the result of a suspension of mining and processing effective June 19, 2013 (see Note 1).

15.   Interest and Other Income

For the three months ended March 31, 2015 and 2014 the Company reported other income of $0.9 million and $0.4 million respectively related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 10).

16.                               Warrant Income

During the three months ended March 31, 2015 the Company recorded approximately $0.7 million of other income related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 13).  The warrant liability has been recorded at fair value as of March 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 11).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

17.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)

Cash flows from operating activities:
Net loss	$(3,431)	$(5,658)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	1,359	846
Accretion of asset retirement obligation	52	49
Decrease in warrant liability	(650)	—
Foreign currency gain on loss contingency	(45)	(5)
Asset write off	2	92
Write off of loss contingencies	(880)	(387)
Gain on sale of assets, net	(89)	(1)
Stock compensation	179	330
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(92)	25
Decrease in prepaid expenses and other assets	100	164
Decrease in inventories	154	63
Decrease (Increase) in value added tax recoverable, net	367	(78)
Decrease in reclamation liability	(3)	(110)
Increase (decrease) in accounts payable and accrued liabilities	335	529
Increase (decrease) in deferred leasehold payments	(2)	21
Net cash used in operating activities	$(2,644)	$(4,120)

18.   Commitments and Contingencies

The Company has recorded loss contingencies of approximately $1.7 million and $2.6 million at March 31, 2015 and December 31, 2014, respectively as discussed in Note 10. In addition to the amounts recorded, the Company could be liable for up to an additional $0.6 million stemming from a tax audit of the Argentina equity tax for years 2009 through 2012 subject to the Argentina tax authorities’ acceptance of VAT credits to partially offset the tax liability (see Note 10).

19.   Segment Information

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended March 31, 2015	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$2,337	$3,012	$1,183	$119	$(872)	$25,958	$—
Corporate, Exploration & Other	—	—	176	2,703	(2,559)	10,477	—
	$2,337	$3,012	$1,359	$2,822	$(3,431)	$36,435	$—

Three Months Ended March 31, 2014
Velardeña Mine	$—	$—	$625	$1,260	$1,996	$28,468	$—
Corporate, Exploration & Other	—	—	221	3,578	3,662	21,182	7
	$—	$—	$846	$4,838	$5,658	$49,650	$7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the Exchange Act. During the three months ended March 31, 2015, our only principal sources of income were revenues from the sale of lead and zinc concentrates from our Velardeña Properties. We incurred net operating losses for the three months ended March 31, 2015 and 2014.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2015 Highlights

We recommenced mining activities at the Velardeña Properties in July 2014 and began processing material from the mine in November 2014.  Results from the first quarter 2015 are summarized below. We are also focused on establishing a second group of mining assets, which may include  recently acquired assets in or near the Parral District  in Chihuahua State, Mexico. We also continued to advance certain exploration properties and to review strategic opportunities, focusing on development or operating properties in North America, including Mexico.  We also continue to actively search for oxide feed from outside sources, which could enable us to restart the Velardeña Properties oxide plant.

Continued Ramp-up of Mining and Processing at the Velardeña Properties

•                  At the Velardeña Properties, during the first quarter 2015 we generated approximately 126,000 payable silver equivalent ounces, including approximately 94,000 ounces of silver and 460 ounces of gold ounces, and sold approximately 139,000 silver equivalent ounces.  Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce.  First quarter 2015 cash costs were $22.53 per payable silver ounce net of by-product credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “—Non-GAAP Financial Measures”.  This performance is in line with previous guidance, which indicated first quarter 2015 output of between 100,000 and 150,000 payable silver equivalent ounces at cash costs per payable silver ounce, net of by-product credits, between $20 and $30.

•                  During the first quarter 2015 the mill continued to ramp up, averaging about 260 tonnes per day (“tpd”) in March, near its full capacity of 285 tpd.  We are continuing to ramp up to the 285 tpd rate, which we expect to achieve during the second quarter 2015. Average grades of plant feed in the first quarter 2015 were 178 grams per tonne (“gpt”) silver and 2.7 gpt gold, improving from the average grades in December 2014 of 127 gpt silver and 1.3 gpt gold. Grade improved as the proportion of mined material delivered from stopes increased while the proportion of material delivered from access drives decreased, resulting in decreased dilution.  We expect continued grade improvement in mined material during the remainder of 2015 as the proportion of stoped material increases and the mine continues to focus on dilution control procedures. For the full year 2015 we expect output of approximately 0.8 to 1.0 million payable silver equivalent ounces, with cash costs between $12.00 and $15.00 per payable silver ounce net of by-product credits.

•                  Under our current mine plan, we are using shrinkage stope mining, standard mechanized cut and fill and an overhand cut and fill mining method.  During the first quarter 2015 we processed mined material to make silver and gold bearing lead and zinc concentrates.  For the remainder of 2015 we are focused primarily on increasing mining from the San Mateo, Terneras and Roca Negra veins.  We expect plant feed material grades to gradually increase through the second quarter of 2015 as new stopes in the mine are developed and access to the Terneras vein increases. We also continue to actively search for oxide feed from outside sources, which could enable us to restart the Velardeña Properties oxide plant.

•      In March 2015 the engineering firm Tetra Tech updated the Company’s estimate of mineralized material at the Velardeña Properties, and finalized a Preliminary Economic Assessment and a technical report pursuant to Canadian National Instrument 43-101 in respect of the Velardeña Properties.

Key highlights from the PEA include:

•                  Significantly higher grades of silver and gold than reported in the Velardeña Properties’ 2012 NI 43-101 report

•                  Cash costs per payable ounce of silver, net of by-product credits, (see ‘Non-GAAP Financial Measures’ below) averaging $9-$10 for the Company’s current four year mine plan

The table below sets forth the estimate of mineralized material at the Velardeña Properties.

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

The Tetra Tech mineralized material estimate assumed a silver price of $25 per troy ounce and a gold price of $1,446 per troy ounce (reflecting three year trailing average prices as of December 31, 2014) and a cutoff grade of a net smelter return (“NSR”) of $100 per tonne.

El Quevar

•                 We continue to hold our El Quevar property on care and maintenance and to reduce holding costs until we can find a partner to fund further exploration.

Exploration

•                  The engineering firm Tetra Tech has completed mineralized material estimates  for two of our properties in the Hidalgo del Parral, Chihuahua area.  The Santa Maria property contains an SEC Industry Guide 7 (“Guide 7”) compliant mineralized material inventory of 86,000 tonnes at silver and gold grades of 280 grams per tonne (gpt) and 1.1 gpt, respectively, using a 165 gpt silver equivalent cut-off grade and metals prices of US$1,420 per troy ounce Au and US$24 per troy ounce of silver (reflecting three year average trailing prices as of February 2015).   The Santa Maria vein system is on average a two-meter wide epithermal silver/gold deposit hosted in Parral Formation calcareous sedimentary rocks. Mineralized material was estimated based on 125 composited channel samples and 2,900 meters of drilling in 13 holes over a strike length of 355 meters and down dip depth of 155 meters. Previous mining activities on the Santa Maria property included completion of a decline to the 75 meter level which is accessible by motorized equipment. A full report on the estimate for the Santa Maria property will be filed on SEDAR in May 2015.

•                  The Los Azules mine contains a Guide 7 compliant mineralized material estimate of 78,000 tonnes at silver and gold grades of 155 gpt and 3.0 gpt using a cutoff grade of 2.8 gpt gold equivalent and metals prices of US$1,420 per troy ounce gold and US$24 per troy ounce silver. The Los Azules vein system is on average a one-meter wide epithermal gold/silver quartz vein system hosted in Tertiary volcanic rocks. Mineralized material was estimated based on 206 composited channel samples and 30 drill holes totaling 7,479 meters over a strike length of 2,100 meters and a down dip extent of 350 meters. Previous mining on the Los Azules property established underground access drifts that Golden Minerals rehabilitated for access to the vein system.  Both the Los Azules and Santa Maria properties are within 30 kilometers of Hidalgo del Parral in southernmost Chihuahua State.  We believe that the Los Azules grades and tonnage do not meet our objectives, and therefore we intend to relinquish this property to the concession owner.

•                  A 2,000 meter diamond drill program was started in March at our Celaya property to test for Guanajuato district-style epithermal gold/silver veins beneath extensive clay-quartz alteration.   Initial results from the drilling are anticipated in the second quarter.  The Celaya property is located 45 km southeast of the city of Guanajuato.

Velardeña Mining and Processing Statistics

During the three months of 2015 we generated concentrates from our Velardeña Properties in Mexico containing 93,830 payable ounces of silver, 460 payable ounces of gold and 126,030 payable ounces of silver equivalent compared to concentrates generated in 2014 containing 28,746 payable ounces of silver, 194 payable ounces of gold and 42,326 payable ounces of silver equivalent.   For 2014, concentrates were generated only in November and December.

The table below sets forth the key processing and sales statistics for our Velardeña Properties for the first three months of 2015 and for 2014:

	Three Months Ended	Full Year
	March 31, 2015	2014 (1)

Tonnes of matrerial processed	21,267	14,322
Tonnes per day	236	235

Grade of material processed
(Grams per tonne)
Gold	2.66	1.57
Silver	178	119

Payable recovery (2)
Gold	25.3%	26.9%
Silver	76.9%	52.9%

Tonnes of concentrates generated (2)
Lead	491	185
Zinc	360	140

Contained metals in concentrates (2)
Gold ounces	494	209
Silver ounces	99,619	30,615
Silver ounce equivalent (3)	134,199	45,245
Lead (thousand pounds)	306	124
Zinc (thousand pounds)	433	155

Payable metals in concentrates (2)
Gold ounces	460	194
Silver ounces	93,830	28,746
Silver ounce equivalent (3)	126,030	42,326
Lead (thousand pounds)	271	111
Zinc (thousand pounds)	367	135

Payable metals sold
Gold ounces	526	75
Silver ounces	102,264	9,489
Silver ounce equivalent (3)	139,084	14,739
Lead (thousand pounds)	315	40
Zinc (thousand pounds)	424	34

Tonnes of concentrates sold
Lead	549	72
Zinc	414	36

(1)         Reflects material processed during November and December of 2014

(2)         Current production and recoveries include final metal settlements pertaining to sales of previously reported production

(3)         Includes silver and gold only calculated at ratio of 70:1

Tonnes processed and the silver and gold grades of tonnes processed increased in the first quarter 2015 compared to 2014 as the plant continued to ramp up.  The plant averaged about 260 tonnes per day (“tpd”) in March, near its full capacity of 285 tpd. Payable recovery for silver increased significantly in the first quarter 2015 reflecting better control of plant processes and the absence of a build-up of in-process inventory that occurred during the 2014 start up. The current recovery for gold is entirely from gold recovered in lead and zinc concentrates.  When the sulfide plant was previously processing material, prior to the June 2013 shut down, we recovered additional gold to a low grade pyrite concentrate, which under current market conditions is uneconomic.  Gold recoveries are expected to improve marginally during the remainder of 2015 as mill feed grades improve and continuing improvements in plant metallurgical process controls are implemented.  Full year payable metal, cash cost, and cash flow guidance does not include any saleable pyrite concentrates.  The following tables highlight additional cost and revenue statistics related to the Velardeña Properties.

	Products Sold
	Lead	Zinc
	Concentrate	Concentrate	Total
	(in thousands)
Three Months Ended March 31, 2015
Gross value from payable metals	$2,494	$479	$2,973
Less: Deductions by smelters for treatment and refining charges	(525)	(111)	(636)
Sale of metals	$1,969	$368	$2,337

	Sale of Metals
	Silver	Gold	Zinc	Lead	Total
	(in thousands except gross value per unit)
Three Months Ended March 31, 2015
Gross value from payable metals	$1,673	$640	$402	$258	$2,973
Less: Deductions by smelters for treatment and refining charges	(244)	(4)	(111)	(277)	(636)
Sale of metals	$1,429	$636	$291	$(19)	$2,337

Gross value per unit of metals sold (Non-GAAP):
Quantity of metals sold (silver and gold ounces and thousands of zinc and lead pounds)	102,264	526	424	315
Gross value per unit	$16.36	$1,217	$0.95	$0.82

Cash Costs, Net of By-product Credits,
Per Payable Ounce of Silver (1)
(in thousands except per unit amounts)
Three Months Ended March 31, 2015
Cash Costs	$2,778
Silver treatment and refining charges (included in sales of metals above)	244
By-product credits (included in sales of metals above)
Gold	(636)
Lead	19
Zinc	(291)
Cash costs, net of by-product credits (Non-GAAP)	$2,114

Cash cost per unit
Payable silver ounces generated	93,830
Cash costs	$29.61
Treatment and refining charges	2.60
By-product credits	(9.68)
Cash costs, net of by-product credits, per payable ounce of silver (Non-GAAP)	$22.53

Tonnes processed	21,267
Cash costs per tonne processed (Non GAAP)	$131

(1)  Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure defined below

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

Cash costs for the Velardeña Properties include all direct and indirect costs associated with the physical activities that would generate concentrate products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Velardeña Properties. By-product credits include revenues from gold, lead and zinc contained in the products sold to customers during the period. Cash costs, after by-product credits, are divided by the number of payable silver ounces generated by the plant for the period to arrive at cash costs, after by-product credits, per payable ounce of silver.

Cost of sales is the most comparable financial measure, calculated in accordance with GAAP, to cash costs. As compared to cash costs, cost of sales includes adjustments for changes in inventory and excludes net revenue from by-products and third-party related treatment, refining and transportation costs, which are reported as part of revenue in accordance with GAAP.

We provide cash costs, after by-product credits to provide additional information regarding the performance of the Velardeña Properties, and believe the use of this measure provides investors with useful information about the underlying costs of our mining and processing activities. Cash costs, after by-product credits, is an important statistic that the Company uses to measure the Velardeña Properties’ performance. It also allows us to benchmark the performance of the Velardeña Properties against those operations of our competitors. The statistic is also useful in identifying acquisition and investment opportunities since it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and mining and processing characteristics.

The following table presents a reconciliation between the non-GAAP measure of cash cost, net of by-product credits, per payable ounce of silver, to the most directly comparable GAAP measure, cost of metals sold.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP)
to Cash Costs (Non-GAAP)
(in thousands)
Three Months Ended March 31, 2015
Cash Costs	$2,778
Reconciliation to GAAP
Write down of inventories to net realizable value	72
Change in inventory (excluding depreciation, depletion and amortization	162
Cost of metals sold	$3,012

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended March 31, 2015 to the results from operations for the three month period ended March 31, 2014.

Three Months Ended March 31, 2014

Revenue from the sale of metals.  We recorded $2.3million in revenue for the three months ended March 31, 2015, all from the sale of lead and zinc concentrates from our Velardeña Properties in Mexico. We did not record any revenue for the three months ended March 31, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013.

Costs of metals sold.  For the three months ended March 31, 2015 we recorded $3.0 million of costs of metals sold including a $0.1 million write down of finished goods inventory to its estimated net realizable value.  We did not record any cost of metal sold during the three months ended March 31, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico in June 2013.

Exploration Expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $1.0 million for the three months ended March 31, 2015, as compared to $1.6 million for the three months ended March 31, 2014.  Exploration expense for both years was incurred primarily in Mexico, Peru, and Argentina (excluding amounts spent on the Yaxtché deposit at the El Quevar project) and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses in 2015 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense.  We recorded $0.1 million for the three months ended March 31, 2014 for expenses primarily related to the preparation of an updated estimate of mineralized material for the Velardeña Properties. There were no amounts recorded  for project expense for the three months ended March 31, 2014.  We did not record any amounts for capital expenditures for the three months ended March 31, 2015 at our Velardeña Properties. Only a nominal amount of capital expenditures was recorded for the three months ended March 31, 2014.

Velardeña shutdown and care and maintenance costs.  We recorded $1.2 million for the three months ended March 31, 2014 for expenses related to shutdown and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014, as discussed above.  No amounts were recorded for the 2015 period.

El Quevar Project Expense.  During the three months ended March 31, 2015 and 2014 we incurred $0.4 million and $0.3 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “—Exploration Expense”, discussed above.

Administrative Expense.  Administrative expenses totaled $1.3 million for the three months ended March 31, 2015 compared to $1.7 million for the three months ended March 31, 2014. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.3 million of administrative expenses we incurred during the first quarter 2015 is comprised of $0.5 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs. The $1.7 million of administrative expenses we incurred during the first quarter 2014 is comprised of $0.6 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.6 million of insurance, travel expenses, rents, utilities and other office costs.  Administrative expenses were lower in 2015 due primarily to fewer staff employees and lower auditing and other professional fees.

Stock based compensation.  During the three months ended March 31, 2015 we incurred expense related to stock based compensation in the amount of $0.2 million compared to $0.3 million for three months ended March 31, 2014. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During each of the three months ended March 31, 2015 and 2014 we incurred $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and reclamation activities at the El Quevar project in Argentina.

Other Operating Income, Net.  We recorded other operating income of $0.2 million for the three months ended March 31, 2015 compared to a nominal amount for the three months ended March 31, 2014. The net amount for 2015 consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the three months ended March 31, 2015 we incurred depreciation, depletion and amortization expense of $1.4 million compared to $0.8 million for the three months ended March 31, 2014. The increase in depreciation, depletion and amortization in 2015 is primarily the result of restarting mining and processing at the Velardeña Properties as noted above.

Interest and Other Income.  During the three months ended March 31, 2015 we recorded approximately $0.9 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $0.4 million for the three months ended March 31, 2013, primarily related to this loss contingency liability.

Warrant Income.  During the three months ended March 31, 2015 we recorded approximately $0.7 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 13 of our consolidated financial statements filed as part of this Form 10-Q). The warrant liability has been recorded at fair value as of March 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  There was no warrant liability recorded as of March 31, 2014.

Gain (Loss) on Foreign Currency.  We recorded a nominal foreign currency loss for the three months ended March 31, 2015 compared to a nominal foreign currency gain for the three months ended March 31, 2014. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded no income tax expense or benefit for the three months ended March 31, 2015 and 2014 respectively.

Liquidity, Capital Resources and Going Concern

At March 31, 2015 our aggregate cash and cash equivalents totaled $6.1 million.  With the cash balance at March 31, 2015 and the assumptions described below we expect to have sufficient funding to continue our long term business strategy through 2015, ending 2015 with a cash balance of approximately $2.0 million.  Our cash and cash equivalents balance at March 31, 2015 of $6.1 million is $2.5 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $0.7 million; $0.9 million in other exploration expenditures; $0.4 million in maintenance and property holding costs at the

El Quevar project;  and $1.3 million in general and administrative expenses; offset in part by a reduction in working capital and other items of $0.8 million primarily related to collections of VAT receivables, decreases in product inventories and an increase in accounts payables associated with mining and processing activities at the Velardeña Properties.

With the cash balance at March 31, 2015 of $6.1 million and a positive operating margin of approximately $2.4 million from the Velardeña Properties for the remainder of 2015, assuming metals prices of $17.00 per ounce of silver and $1,250 per ounce of gold, we plan to spend the following amounts totaling approximately $6.5 million during the remainder of 2015.

•                  Approximately $0.2 million for sustaining capital for the Velardeña Properties;

•                  Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $2.0 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $3.2 million on general and administrative costs and $0.6 million in increased working capital primarily related to the build-up of inventories and accounts receivable and a reduction of accounts payable at the Velardeña Properties.

In arriving at our forecast for a cash balance of $2.0 million at the end of 2015 we assumed a price for silver and gold of $17.00 and $1,250 per ounce, respectively.  For the remainder of 2015, a 10 percent change in the price per ounce of silver would have an approximate $0.6 million impact (positive or negative) on our cash balance at the end of 2015.  A 10 percent change in the price per ounce of gold would have an approximate $0.4 million impact (positive or negative) on our cash balance at the end of 2015.

The actual amount that we spend through the remainder of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including unexpected costs associated with mining and processing at the Velardeña Properties, and the results of continued project assessment work at our other exploration properties. Despite projections of positive net cash flow by mid-2015 from the Velardeña Properties at metals prices of $17.00 per ounce of silver and $1,250 per ounce of gold, our projected cash balance at the end of 2015 would not be sufficient to provide adequate reserves in the event of decreasing metals prices, interruptions in mining and processing at the Velardeña Properties or to adequately pursue further exploration of our properties in Mexico, requiring us to seek additional funding from equity or debt.  There can be no assurance that we would be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

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

Recent Accounting Pronouncements

On April 10, 2014 the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 became effective for the Company January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña Properties, the El Quevar project and certain properties in our exploration portfolio, the timing and budget for costs related to our Velardeña Properties, expectations regarding future ramp up, processing activity, , metals sales and grade improvement with respect to material mined from our Velardeña Properties, anticipated improvements in recoveries, anticipated cash costs per payable ounce net of by-product credits, anticipated timing of exploration results, our expected cash needs, and statements concerning our financial condition, business strategies and business and legal risks.

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

•                       Risks related to the our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there that may reduce the grades of mined material or metal recoveries and sales, our ability to extract and sell minerals from the mines successfully or profitably at current lower silver and gold prices, mining or processing problems that could reduce output or increase costs, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing at the Velardeña Properties, accidents and other unanticipated events and our ability to raise the necessary capital if required to finance a potential restart of mining and processing at the Velardeña Properties;

•                       Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, feasibility and economic viability and increased costs associated with maintaining the project;

•

•                        Unfavorable results of future exploration at our exploration properties, delays in the timing of exploration results, and our ability to further advance certain exploration properties; or develop a second set of mining assets in Mexico

•                        Our ability to retain key management and mining personnel necessary to optimize mining and processing at our Velardeña Properties and to successfully operate and grow our business;

•                        Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals which may be found on our exploration properties;

•                        Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies; and

•                        The factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2014.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first quarter 2015, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $0.1 million.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the quarter ended March 31, 2015, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

23.1	Consent of Tetra Tech
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	May 6, 2015	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date:	May 6, 2015	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer