Form 10-Q
period 2015-06-30
Golden Minerals Co
filed 2015-08-06
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES):  YES ☒  NO ☐

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

AT AUGUST 6, 2015, 53,162,833 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$3,291	$8,579
Short-term investments (Note 4)	162	—
Trade receivables	43	—
Inventories (Note 6)	1,086	1,497
Value added tax receivable, net (Note 7)	654	1,316
Prepaid expenses and other assets (Note 5)	703	835
Total current assets	5,939	12,227

Property, plant and equipment, net (Note 8)	26,208	29,031
Total assets	$32,147	$41,258

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,757	$1,639
Other current liabilities (Note 11)	1,413	2,551
Total current liabilities	3,170	4,190
Asset retirement obligation (Note 10)	2,478	2,685
Warrant liability (Note 12)	687	1,554
Other long term liabilities (Note 11)	90	95
Total liabilities	6,425	8,524

Commitments and contingencies (Note 19)

Equity (Note 14)
Common stock, $.01 par value, 100,000,000 shares authorized; 53,162,833 shares issued and outstanding for both periods	532	532
Additional paid in capital	484,503	484,197
Accumulated deficit	(459,276)	(451,995)
Accumulated other comprehensive loss	(37)	—
Shareholder’s equity	25,722	32,734
Total liabilities and equity	$32,147	$41,258

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Revenue:
Sale of metals (Note 15)	$1,961	$—	$4,298	$—
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 15)	(2,775)	—	(5,787)	—
Exploration expense	(1,267)	(1,653)	(2,236)	(3,253)
El Quevar project expense	(405)	(421)	(811)	(755)
Velardeña project expense	—	—	(119)	—
Velardeña shutdown and care & maintenance costs	—	(1,208)	—	(2,457)
Administrative expense	(1,000)	(1,150)	(2,328)	(2,805)
Stock based compensation	(94)	(257)	(273)	(587)
Reclamation and accretion expense	(48)	(49)	(158)	(98)
Other operating income, net	294	2	470	4
Depreciation, depletion and amortization	(1,175)	(778)	(2,534)	(1,624)
Total costs and expenses	(6,470)	(5,514)	(13,776)	(11,575)
Loss from operations	(4,509)	(5,514)	(9,478)	(11,575)
Other income and (expense):
Interest and other income, net (Note 16)	467	487	1,383	881
Warrant derivative gain (Note 17)	218	—	868	—
(Loss) gain on foreign currency	(26)	(16)	(54)	(7)
Total other income	659	471	2,197	874
Loss from operations before income taxes	(3,850)	(5,043)	(7,281)	(10,701)
Income tax benefit	—	—	—	—
Net loss	$(3,850)	$(5,043)	$(7,281)	$(10,701)
Comprehensive loss, net of tax:
Unrealized gain (loss) on securities	43	—	(37)	—
Comprehensive loss	$(3,807)	$(5,043)	$(7,318)	$(10,701)
Net loss per common share — basic
Loss	$(0.07)	$(0.12)	$(0.14)	$(0.25)
Weighted average common stock outstanding - basic (1)	52,688,552	42,918,426	52,688,552	42,906,090

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 18)	$(5,545)	$(8,740)
Cash flows from investing activities:
Proceeds from sale of assets	301	1
Capitalized costs and acquisitions of property, plant and equipment	(44)	(7)
Net cash provided by (used in) investing activities	$257	$(6)
Net decrease in cash and cash equivalents	(5,288)	(8,746)
Cash and cash equivalents - beginning of period	8,579	19,146
Cash and cash equivalents - end of period	$3,291	$10,400

See Note 18 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	income	Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
	(in thousands except share data)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	140,000	2	924	—	—	926
KELTIP mark-to-market	—	—	12	—		12
Registered offering stock units, net (Note 14)	3,692,000	37	1,502	—	—	1,539
Private placement stock units, net (Note 14)	5,800,000	58	2,729	—	—	2,787
Reclassification to reflect warrant liability (Note 14)	—	—	(15,617)	15,454	—	(163)
Net loss	—	—	—	(18,823)	—	(18,823)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	273	—	—	273
KELTIP mark-to-market	—	—	33	—		33
Unrealized loss on marketable securities, net of tax	—	—	—	—	(37)	(37)
Net loss	—	—	—	(7,281)		(7,281)
Balance, June 30, 2015	53,162,833	$532	$484,503	$(459,276)	$(37)	$25,722

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

Golden Minerals Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties in Mexico (the “Velardeña Properties”). The Company is primarily focused on efforts to optimize mining and processing activities at the Velardeña Properties in order to achieve positive net cash flows at the Velardeña Properties. The Company has leased its oxide plant to a third party and remains also focused on establishing a second group of mining assets, which may include those recently acquired assets in the Parral District in Chihuahua State, Mexico, in order to generate sufficient revenue, along with revenue from the Velardeña Properties, to fund continuing business activities. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico. It continues to hold its El Quevar property on care and maintenance and to reduce holding costs until it can find a partner to further advance the project. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

The Company is considered an exploration stage company under the criteria set forth by the SEC as the Company has not yet demonstrated the existence of proven or probable mineral reserves, as defined by SEC Industry Guide 7, at the Velardeña Properties, or any of the Company’s other properties.  As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves.  Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined.  The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold.  As the Company does not have proven and probable reserves, substantially all expenditures at the Company’s Velardeña Properties for mine construction activity, as well as costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The term “mineralized material” as used herein, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. The Company cannot be certain that any deposits at the Velardeña Properties or any other exploration property will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

The Company recommenced mining activities at the Velardeña Properties in July 2014 and began processing material from the mine in November 2014.  During 2014 and the first six months of 2015 the Company focused primarily on mining material from the San Mateo, Terneras and Roca Negra vein systems.  Average grades in the three months ended June 30, 2015 were 169 grams per tonne (“gpt”) silver and 2.8 gpt gold, with payable metals generated from the processing facilities of approximately 125,000 payable silver equivalent ounces.  These amounts were similar to the average grades for the three months ended March 31, 2015 of 178 gpt silver and 2.7 gpt gold and the total of approximately 126,000 payable silver equivalent ounces.  (Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce.)  During the second quarter 2015 the mill continued to ramp up, achieving processing rates on days of operation that were consistently higher than the stated capacity of 285 tonnes per day (“tpd”).  However, a lack of plant feed due to a lower mining rate in the second quarter resulted in the plant achieving only 222 tpd during the period, slightly lower than the previous quarter rate of 236 tpd.  In the second quarter 2015, the Company sold approximately 133,000 payable silver equivalent ounces, a slight decline from the approximately 139,000 ounces of payable silver equivalent ounces sold in the first quarter.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as mineral properties in Note 8 are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of the mineral properties.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.

2.                                      Liquidity, Capital Resources and Going Concern

At June 30, 2015 the Company’s aggregate cash and cash equivalents totaled $3.3 million.  Assuming metals prices of $16.00 per ounce of silver and $1,125 per ounce of gold, the Company expects that the Velardeña Properties will generate a near breakeven operating margin through the second half of 2015.  The recently executed lease of the oxide plant will contribute approximately $0.2 million in net cash flow during the second half of 2015.  During 2016, leasing the oxide plant should generate between $4.0 and $5.0 million of net cash flow.  With the cash balance at June 30, 2015, the assumptions described below, and in the absence of additional funding from outside sources, the Company expects to end 2015 with a near zero cash balance. The actual amount that the Company spends in the second half of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, higher than anticipated and unexpected costs associated with mining and processing at the Velardeña Properties and the results of continued project assessment work at our other exploration properties.  The Company’s projected cash balance at the end of 2015 is not sufficient to provide adequate reserves in the event of decreasing metals prices or interruptions in mining and processing at the Velardeña Properties, or to adequately pursue further exploration of its properties in Mexico and requires the Company to seek additional funding from equity or debt.  There can be no assurance that the Company will be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to the Company or at all.

The Company’s cash and cash equivalents balance at June 30, 2015 of $3.3 million is $5.3 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $1.5 million, $2.2 million in other exploration expenditures, $0.7 million in maintenance and property holding costs at the El Quevar project and $2.3 million in general and administrative expenses, offset in part by $0.4 million of proceeds from sales of non strategic property and equipment, a $1.0 million reduction in working capital and other items primarily due to collections of value added tax (“VAT”) receivables, decreases in product inventories and an increase in accounts payable associated with mining and processing activities at the Velardeña Properties.

With the cash balance at June 30, 2015 of $3.3 million and a near breakeven operating margin from the Velardeña Properties for the remainder of 2015, assuming metals prices of $16.00 per ounce of silver and $1,125 per ounce of gold and approximately 400,000 payable silver equivalent ounces from mining activities, the Company plans to spend the following amounts totaling approximately $3.2 million during the remainder of 2015.

•                  Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $1.0 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $2.0 million on general and administrative costs offset by $0.1 million in decreased working capital primarily related to collection of VAT receivables at the Velardeña Properties.

In arriving at the forecast for a cash balance of near zero at the end of 2015, the Company assumed silver and gold prices of $16.00 and $1,125 per ounce, respectively.  For the remainder of 2015, a 10 percent change in the price per ounce of silver would have an approximate $0.4 million impact (positive or negative) on the Company’s cash balance at the end of

2015.  A 10 percent change in the price per ounce of gold would have an approximate $0.3 million impact (positive or negative) on the Company’s cash balance at the end of 2015.

3.              New Accounting Pronouncements

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

On May 28, 2014, FASB and the International Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. The Company is evaluating the financial statement implications of adopting ASU 2014-09 but does not believe adoption of ASU 2014-09 will have a material impact on its consolidated financial position or results of operations.

On April 10, 2014, FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”.  ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area.  Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 became effective for the Company January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

4.              Cash and Cash Equivalents and Short-term Investments

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

The following tables summarize the Company’s short-term investments at June 30, 2015:

June 30, 2015	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$199	$162	$162
Total available for sale	199	162	162
Total short term	$199	$162	$162

The available for sale common stock consists of 5,000,000 shares of a junior mining company received during the first quarter 2015 in a transaction involving the Company’s 50% interest in the San Diego exploration property in Mexico.  The Company received shares in the junior mining company that holds the other 50% interest in the property in exchange for extending by two years from March 24, 2015 the period of time in which the junior mining company can earn an additional 10% interest in the property by completing an additional $0.8 million of exploration work. The shares were issued with a restriction requiring the Company to hold the shares for a minimum of four months.  Following the receipt of the shares the Company owns approximately 9% of the outstanding shares of the junior mining company.   The extension agreement was executed on March 23, 2015 and the value of shares on that date was recorded by the Company as a short-term investment using quoted market prices.  See Note 12 for further discussion on the fair value measurement techniques used by the Company to value the above investments.

The Company had no short-term investments at December 31, 2014.

5.   Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Prepaid insurance	$380	$542
Prepaid contractor fees and vendor advances	67	100
Taxes recievable	117	90
Recoupable deposits and other	139	103
	$703	$835

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

6.   Inventories

Inventories at the Velardeña Properties at June 30, 2015 and December 31, 2014 consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Metals inventory	$119	$477
In-process inventory	141	307
Material and supplies	$826	$713
	$1,086	$1,497

For the six months ended June 30, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to cost of metals sold of approximately $0.2 million.

For the year ended December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to cost of metals sold of $1.2 million and a charge to depreciation expense of approximately $0.7 million.

7.   Value Added Tax Receivable, Net

The Company has recorded VAT paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.   Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Mineral properties	$22,198	$22,397
Exploration properties	2,743	2,743
Royalty properties	200	200
Buildings	4,377	4,378
Mining equipment and machinery	17,194	17,694
Other furniture and equipment	841	841
Asset retirement cost	1,702	2,002
	49,255	50,255
Less: Accumulated depreciation and amortization	(23,047)	(21,224)
	26,208	29,031

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 10).

9.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)

Accounts payable and accruals	$919	$893
Accrued employee compensation and benefits	838	746
	$1,757	$1,639

June 30, 2015

Accounts payable and accruals at June 30, 2015 are primarily related to amounts due to contractors and suppliers in the amounts of $0.8 million and $0.1 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at June 30, 2015 consist of $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable, of which $0.4 million is related to activities at the Velardeña Properties.

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

Key Employee Long-Term Incentive Plan

In December 2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”).  The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, at the option of the Board of Directors, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not actual equity interests in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

The KELTIP Units are marked to market at the end of each reporting period. At June 30, 2015 and December 31, 2014 the Company had recorded liabilities of approximately $60,000 and $93,000, respectively, related to KELTIP Unit grants which are included in accrued employee compensation and benefits in the table above.

10.   Asset Retirement Obligations

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2015 the Company recognized approximately $0.1 million of accretion expense and approximately $0.1 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Beginning balance	$2,582	$2,467

Changes in estimates, and other	(300)	(85)
Accretion expense	100	98
Ending balance	$2,382	$2,480

The decreases in the ARO recorded during the 2014 and 2015 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

11.   Other Liabilities

The Company recorded other current liabilities of approximately $1.4 million and $2.6 million at June 30, 2015 and December 31, 2014, respectively.  The amounts include a loss contingency of $0.9 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively for foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

The June 30, 2015 and December 31, 2014 amounts also include a net liability of approximately $0.5 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  The amount includes interest and penalties and is net of certain VAT credits due the Company.  The tax authorities have agreed in principle to offset a portion of the $1.1 million in tax, interest and penalties with approximately $0.6 million of VAT credits due the Company.  Should the Argentina tax authorities ultimately not allow a portion or all of the VAT credits as an offset, the liability could increase by as much as $0.6 million (see Note 19).

12.   Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at June 30, 2015 and December 31, 2014, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2015
Assets:
Cash and cash equivalents	$3,291	$—	$—	$3,291
Short-term investments	162	—	—	162
Trade accounts receivable	43	—	—	43
	$3,496	$—	$—	$3,496

Liabilities:
KELTIP liability	$60	$—	$—	$60
Warrant liability	—	—	687	687
	$60	$—	$687	$747

At December 31, 2014
Assets:
Cash and cash equivalents	$8,579	$—	$—	$8,579

Liabilities:
KELTIP liability	$93	$—	$—	$93
Warrant liability	—	—	1,554	1,554
	$93	$—	$1,554	$1,647

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.  The Company’s short-term investments consist of available for sale common stock of a junior mining company for which quoted prices exist in an active market and are also classified within Level 1 (see Note 4).  The Company’s trade accounts receivable is classified within Level 1 of the fair value hierarchy and is related to the sale of metals at its Velardeña Properties and is valued at published metals prices per the terms of the refining and smelting agreements.

The KELTIP liabilities are related to employee and officer compensation as discussed in Note 9 and are marked to market at the end of each period based on the closing price of the Company’s common stock resulting in a classification of Level 1 within the fair value hierarchy.

At June 30, 2015 and December 31, 2014 the Company has recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants (see Note 14). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The warrant liability has been recorded at fair value as of June 30, 2015 and December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  In addition to the warrant exercise prices (see Note 14) other significant inputs to the valuation model included the following:

	June 30,	December 31,
	2015	2014

Company’s ending stock price	$0.35	$0.54
Company’s stock volatility	85%	90%
Applicable risk free interest rate	1.4%	1.6%

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

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Warrant Liabilities
(in thousands)
Beginning balance at January 1, 2015	$1,554
Change in estimated fair value	(867)
Ending balance at June 30, 2015	$687

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at June 30, 2015 and December 31, 2014.

13.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the six months ended June 30, 2015 and June 30, 2014 the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis, however, the Company is unable to recognize a benefit for those losses, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets.  As of June 30, 2015 and as of December 31, 2014, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at June 30, 2015 or December 31, 2014.

14.   Equity

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

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 12). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 4, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants on the date of issuance was determined to be $1.2 million, with the remaining $1.5 million of net proceeds from the Offering being allocated to additional paid in capital.  The warrants were revalued as at June 30, 2015 and December 31, 2014 (see Note 12).

Private placement

On September 10, 2014 the Company also completed a private placement (the “Private Placement”) with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 5,800,000 Units (the “Private Placement Units”), with each Private Placement Unit consisting of one share of the Company’s common stock and a warrant to purchase one half of a share of the Company’s common stock. The Warrants became exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. Each Private Placement Unit was priced at $0.817, the same discounted price paid by the underwriters in the Offering. The Company received net proceeds from the Private Placement of approximately $4.7 million after the discount and expenses of approximately $0.3 million.

Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% (on a non-diluted basis) of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees and shares of common stock issuable upon exercise of outstanding warrants).

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 12). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 30, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants on the date of issuance was determined to be $1.9 million, with the remaining $2.7 million of net proceeds from the Offering being allocated to additional paid in capital.  The warrants were revalued as at June 30, 2015 and December 31, 2014 (see Note 12).

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2015 and the changes during the six months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	600,838	$1.48
Granted during the period	—	—
Restrictions lifted during the period	(8,833)	8.64
Forfeited during the period	—	—
Outstanding at June 30, 2015	592,005	$1.37

Restrictions were lifted on 8,833 shares during the six months ended June 30, 2015 on the anniversaries of grants made to officers and employees in prior years.

For the six months ended June 30, 2015 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 18 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2015 and the changes during the six months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	245,810	$3.47
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2015	245,810	3.47
Exercisable at end of period	245,810	3.47
Granted and vested	95,810	8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2015 and the changes during the six months then ended:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	935,285	$2.08
Granted during the period	280,000	0.40
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2015	1,215,285	$1.69

For the six months ended June 30, 2015 the Company recognized approximately $89,000 of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $92,000 over the next 12 months.

Pursuant to the KELTIP (see Note 9) KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount in cash or in Company common stock measured generally by the price of the Company’s common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in detail in Note 9.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2015 and the changes during the six months then ended:

Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	8,777,409	$3.95
Granted during period	—	—
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2015	8,777,409	$3.95

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

The warrants issued in September 2012 and September 2014 are being recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  At June 30, 2015 the total liability for the warrants was $0.7 million, consisting of $0.7 million for the 2014 warrants and only a nominal amount for the 2012 warrants.  The warrant liability has been recorded at fair value as of June 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 12).

15.   Sale of Metals and Related Costs

During the six months ended June 30, 2015 the Company sold marketable lead and zinc concentrates from its Velardeña Properties to two customers.  Under the terms of the Company’s agreements with its concentrate customers, title passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At June 30, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $0.2 million.  At December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.7 million.

During the six months ended June 30, 2014 the Company did not sell any products or incur any related costs as the result of a suspension of mining and processing effective June 19, 2013 (see Note 1).

16.   Interest and Other Income

For the six months ended June 30, 2015 and 2014 the Company reported other income of $1.4 million and $0.9 million respectively related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 11).

17.                               Warrant Derivative Gain

During the six months ended June 30, 2015 the Company recorded approximately $0.9 million of other income related to an decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 14).  The warrant liability has been recorded at fair value as of June 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 12).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

18.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,281)	$(10,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,534	1,624
Accretion of asset retirement obligation	100	98
Decrease in warrant liability	(868)	—
Foreign currency gain (loss) contingency	(69)	16
Asset write off	2	120
Write off of loss contingencies	(1,142)	(859)
Gain on sale of assets, net	(256)	(1)
Stock compensation	273	586
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(43)	25
Decrease in prepaid expenses and other assets	131	198
Decrease in inventories	200	65
Decrease (increase) in value added tax recoverable, net	662	(10)
Decrease in reclamation liability	(6)	(112)
Increase in accounts payable and accrued liabilities	222	190
Increase (decrease) in deferred leasehold payments	(4)	21
Net cash used in operating activities	$(5,545)	$(8,740)

19.   Commitments and Contingencies

The Company has recorded loss contingencies of approximately $1.4 million and $2.6 million at June 30, 2015 and December 31, 2014, respectively as discussed in Note 11. In addition to the amounts recorded, the Company could be liable for up to an additional $0.6 million stemming from a tax audit of the Argentina equity tax for years 2009 through 2012 subject to the Argentina tax authorities’ acceptance of VAT credits to partially offset the tax liability (see Note 11).

20.   Segment Information

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended June 30, 2015	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures

Velardeña Mine	$1,961	$2,775	$1,012	$—	$1,347		$28
Corporate, Exploration & Other	—	—	163	2,511	2,503		16
	$1,961	$2,775	$1,175	$2,511	$3,850		$44

Six Months Ended June 30, 2015
Velardeña Mine	$4,298	$5,787	$2,195	$119	$2,219	$23,895	$28
Corporate, Exploration & Other	—	—	339	5,214	5,062	8,252	16
	$4,298	$5,787	$2,534	$5,333	$7,281	$32,147	$44

Three Months Ended June 30, 2014
Velardeña Mine	$—	$—	$577	$1,208	$1,328	$—
Corporate, Exploration & Other	—	—	201	3,224	3,715	—
	$—	$—	$778	$4,432	$5,043	$—

Six Months Ended June 30, 2014
Velardeña Mine	$—	$—	$1,202	$2,457	$3,324	$27,828	$—
Corporate, Exploration & Other	—	—	422	6,813	7,377	16,293	7
	$—	$—	$1,624	$9,270	$10,701	$44,121	$7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the Exchange Act. During the six months ended June 30, 2015, our only principal sources of income were revenues from the sale of lead and zinc concentrates from our Velardeña Properties. We incurred net operating losses for the six months ended June 30, 2015 and 2014.

The Company is considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) as the Company has not yet demonstrated the existence of proven or probable mineral reserves, as defined by SEC Industry Guide 7, at the Velardeña Properties, or any of the Company’s other properties.  As a result, and in accordance with accounting principles generally accepted in the United States (“GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves.  Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined.  The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold.  As the Company does not have proven and probable reserves, substantially all expenditures at the Company’s Velardeña Properties for mine construction activity, as well as costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The term “mineralized material” as used herein, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. The Company cannot be certain that any deposits at the Velardeña Properties or any other exploration property will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015.

2015 Highlights

We recommenced mining activities at the Velardeña Properties in July 2014 and began processing material from the mine in November 2014.  Results for the first six months of 2015 are summarized below. On July 15, 2015 we entered into a leasing agreement with a Mexican subsidiary of Hecla Mining Company (“Hecla”), which for a monthly fixed fee and a variable tonnage fee will allow Hecla to process its own material through our currently unused oxide plant at the Velardeña Properties for a period of up to 30 months.  We continue to evaluate and search for other oxide feed sources for the longer term. We are also focused on establishing a second group of mining assets, which may include recently acquired assets in or near the Parral District in Chihuahua State, Mexico. We also continue to advance certain exploration properties and to review strategic opportunities, focusing on development or operating properties in North America, including Mexico.

Continued Ramp-up of Mining and Processing at the Velardeña Properties

•                  At the Velardeña Properties, during the second quarter 2015 we generated approximately 125,000 payable silver equivalent ounces, including approximately 82,000 ounces of silver and 617 ounces of gold, and sold approximately 133,000 silver equivalent ounces.  Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce.  Second quarter 2015 cash costs were $25.90 per payable silver ounce net of by-product credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “—Non-GAAP Financial Measures”.  Performance in the second quarter was similar to results in the first quarter of 2015 but below previous guidance of between 200,000 and 250,000 payable silver equivalent ounces at cash costs per payable silver ounce, net of by-product credits, between $15 and $20.

•                  Payable metals and cash costs per payable silver ounce, net of by-product credits were negatively impacted during the second quarter by lower mill throughput due to lower than planned amounts of material removed from the mine.  This resulted primarily from the Company’s delay in hiring new and replacement miners during union negotiations for a one-year extension of its union contract, which was completed in May 2015.  The mill has processed up to 370 tonnes per day (tpd) and averaged 222 tpd during the quarter.  The mill did not operate for 19 days during the quarter due to insufficient material delivered from the mine.  The mill averaged 280 tpd on days that the mill operated during the quarter.

•                  Payable metal, recoveries and cash costs per payable silver ounce, net of by-product credits were negatively impacted during the quarter by the lower output of gold bearing pyrite concentrates.  Lower than projected gold recovery in the pyrite circuit of the plant generated pyrite concentrates that were uneconomic to sell at current metal prices. A portion of the pyrite concentrates produced during the quarter have been stockpiled, and we continue to review technical alternatives to increase the gold grades in the concentrates.

•                  Average grades of plant feed in the second quarter 2015 were 169 grams per tonne (“gpt”) silver and 2.8 gpt gold, similar to grades in the first quarter but below expectations for improving average grades.  Mined material delivered from stopes as opposed to access drives was lower than expected resulting in higher than expected dilution and lower than expected grades delivered to the plant.  Under our current mine plan, we are using shrinkage stope mining, standard mechanized cut and fill and overhand cut and fill mining methods. For the remainder of 2015 we are focused primarily on increasing mining from the San Mateo, Terneras and Roca Negra veins.  We also intend to reopen the Chicago mine to use for blending purposes to improve the lead content of the plant feed, which should have a positive impact on silver, gold and lead recoveries. We expect plant feed material grades to gradually increase through the end of 2015 as new stopes in the mine are developed and access to the Terneras vein increases, with less reliance on material from access drives.

•                  For the second half of 2015, excluding any pyrite concentrates, we now expect output of approximately 400,000 payable silver equivalent ounces, with cash costs of from $15.00 to $17.00 per payable silver ounce net of by-product credits.  Assuming a lower than previously forecast price per ounce of silver of $16.00 and gold of $1,125, we expect the Velardeña Properties to generate near breakeven operating margin for the second half of 2015.

Velardeña Oxide Plant Lease Agreement

•                  On July 15, 2015 we announced that a wholly-owned subsidiary of Hecla had leased our currently inactive Velardena oxide plant (“Plant 2”) for an initial term of 18 months beginning July 1, 2015.  Hecla may extend the initial 18 month term for six additional months at its option, and then for a subsequent six months unless we elect to use the plant to process material from our own sources.  Hecla is required to make nominal monthly payments to us beginning July 1, 2015 until production begins, anticipated to be around January 1, 2016.  Once Hecla reaches its intended capacity of approximately 400 tonnes per day, monthly payments to us should total approximately $400,000 per month or nearly $5 million annually. Should required licenses and permits not be obtained by March 31, 2016, either party has the right to terminate the agreement.  The lease contains typical covenants and termination rights.  Hecla is responsible for all costs associated with the start-up, operation and maintenance of Plant 2.

El Quevar

•                  We continue to hold our El Quevar property on care and maintenance and to reduce holding costs until we can find a partner to fund further exploration.

Exploration

•                  At the Santa Maria mine west of Hildalgo de Parral, Chihuahua, which we have the right to acquire under an option agreement, exploration work continues including collecting bulk samples of the vein for performing metallurgical testing and processing.

•                  We completed 2,000 meter, three-hole drilling program at our 6,200 hectare Celaya project located 45 kilometers southeast of and on trend with the historic Guanajuato District.  Management believes it has succeeded in identifying epithermal gold and silver mineralization beneath a portion of the widespread clay-silica alteration on the claims comprising the Celaya project.

•                  We have acquired the Rodeo and Rodeo 2 claims comprising 1866 hectares 80 kilometers west of the Velardeña Properties in Durango, Mexico where previous exploration by other companies has indentified a gold-bearing epithermal system exposed at surface. We plan to conduct a drilling program once necessary permits have been granted. If our exploration efforts are successful, material from these properties could be trucked to the Velardeña oxide plant for processing.

•                  The Los Azules property was returned to the owners in the second quarter.

Velardeña Mining and Processing Statistics

During the second quarter of 2015 we generated concentrates from our Velardeña Properties in Mexico containing 82,238 payable ounces of silver and 607 payable ounces of gold, or 124,728 payable ounces of silver equivalent.  For the year to date in 2015 we generated concentrates from our Velardeña Properties in Mexico containing 176,068 payable ounces of silver and 1,067 payable ounces of gold, or 250,758 payable ounces of silver equivalent.

The table below sets forth the key processing and sales statistics for our Velardeña Properties for the second quarter and year to date of 2015 and for 2014 (for 2014, concentrates were generated only in November and December):

	Three Months Ended	Six Months Ended	Full Year
	June 30, 2015	June 30, 2015	2014 (1)

Tonnes of material processed	20,243	41,509	14,322
Tonnes per day	222	229	235

Grade of material processed
(Grams per tonne)
Gold	2.76	2.71	1.57
Silver	169	174	119

Payable recovery (2)
Gold	33.8%	29.5%	26.9%
Silver	74.5%	75.9%	52.9%

Tonnes of concentrates generated (2)
Lead	502	993	185
Zinc	325	685	140
Pyrite	365	365	140

Contained metals in concentrates (2)
Gold ounces	697	1,191	209
Silver ounces	89,062	188,987	30,615
Silver ounce equivalent (3)	137,852	272,357	45,245
Lead (thousand pounds)	308	614	124
Zinc (thousand pounds)	366	799	155

Payable metals in concentrates (2)
Gold ounces	607	1,067	194
Silver ounces	82,238	176,068	28,746
Silver ounce equivalent (3)	124,728	250,758	42,326
Lead (thousand pounds)	277	548	111
Zinc (thousand pounds)	308	675	135

Payable metals sold
Gold ounces	631	1,157	75
Silver ounces	88,336	190,600	9,489
Silver ounce equivalent (3)	132,506	271,590	14,739
Lead (thousand pounds)	292	607	40
Zinc (thousand pounds)	309	733	34

Tonnes of concentrates sold
Lead	531	1,080	72
Zinc	321	735	36
Pyrite	365	365	—

(1)         Reflects material processed during November and December 2014

(2)         Current amounts and recoveries include final metal settlements pertaining to sales of previously reported amounts

(3)         Includes silver and gold only calculated at ratio of 70:1

Tonnes processed and the silver and gold grades of tonnes processed for the second quarter were similar to year to date results.  The plant consistently produced at higher daily rates during the second quarter than the average rates for the second quarter and year to date, but a lack of mill feed in the second quarter resulted in average throughput of about 222 tpd.  Payable recovery for silver and gold in the second quarter 2015 were similar to year to date results.  The current recovery for gold was primarily from lead and zinc concentrates.  We had planned to recover additional gold to a low grade pyrite concentrate, but the pyrite circuit was shut down during the second quarter due to current market conditions that render the pyrite concentrates uneconomic.  Gold recoveries are expected to improve marginally during the remainder of 2015 as mill feed grades improve and continuing improvements in plant metallurgical process controls are implemented.  The following tables highlight additional cost and revenue statistics related to the Velardeña Properties.

	Products Sold
	Lead	Zinc	Pyrite
	Concentrate	Concentrate	Concentrate	Total
	(in thousands)
Three Months Ended June 30, 2015
Gross value from payable metals sold	$2,132	$361	$154	$2,647
Less: Deductions by smelters for treatment and refining charges	(467)	(93)	(126)	(686)
Sale of metals	$1,665	$268	$28	$1,961

	Products Sold
	Lead	Zinc	Pyrite
	Concentrate	Concentrate	Concentrate	Total
	(in thousands)
Six Months Ended June 30, 2015
Gross value from payable metals sold	$4,626	$840	$154	$5,620
Less: Deductions by smelters for treatment and refining charges	(992)	(204)	(126)	(1,322)
Sale of metals	$3,634	$636	$28	$4,298

	Sale of Metals
	Silver	Gold	Zinc	Lead	Total
	(in thousands except gross value per unit)
Three Months Ended June 30, 2015
Gross value from payable metals sold	$1,394	$725	$275	$253	$2,647
Less: Deductions by smelters for treatment and refining charges	(190)	(136)	(93)	(267)	(686)
Sale of metals	$1,204	$589	$182	$(14)	$1,961

Quantity of metals sold (silver and gold ounces and thousands of zinc and lead pounds)	88,336	631	309	292
Gross value per unit of metals sold (1)	$15.78	$1,149	$0.89	$0.87

	Sale of Metals
	Silver	Gold	Zinc	Lead	Total
	(in thousands except gross value per unit)
Six Months Ended June 30, 2015
Gross value from payable metals sold	$3,067	$1,365	$677	$511	$5,620
Less: Deductions by smelters for treatment and refining charges	(435)	(140)	(204)	(543)	(1,322)
Sale of metals	$2,632	$1,225	$473	$(32)	$4,298

Quantity of metals sold (silver and gold ounces and thousands of zinc and lead pounds)	190,600	1,157	733	607
Gross value per unit of metals sold (1)	$16.09	$1,180	$0.92	$0.84

(1)   Gross value per unit of metals sold is a non-GAAP financial measure defined below

Cash Costs, Net of By-product Credits,
Per Payable Ounce of Silver (1)
(in thousands except per unit amounts)
Three Months Ended June 30, 2015
Cash costs	$2,697
Silver treatment and refining charges (included in sale of metals above)	191
By-product credits (included in sale of metals above)
Gold	(591)
Lead	14
Zinc	(181)
Cash costs, net of by-product credits (1)	$2,130

Cash cost per unit
Payable silver ounces generated	82,238
Cash costs	$32.80
Treatment and refining charges	2.32
By-product credits	(9.22)
Cash costs, net of by-product credits, per payable ounce of silver (1)	$25.90

(1)  Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure defined below

Cash Costs, Net of By-product Credits,
Per Payable Ounce of Silver (1)
(in thousands except per unit amounts)
Six Months Ended June 30, 2015
Cash costs	$5,475
Silver treatment and refining charges (included in sale of metals above)	435
By-product credits (included in sale of metals above)
Gold	(1,224)
Lead	32
Zinc	(473)
Cash costs, net of by-product credits (1)	$4,245

Cash cost per unit
Payable silver ounces generated	176,068
Cash costs	$31.10
Treatment and refining charges	2.47
By-product credits	(9.46)
Cash costs, net of by-product credits, per payable ounce of silver (1)	$24.11

(1)  Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure defined below

Non-GAAP Financial Measures

Cash costs, net of by-product credits, per payable ounce of silver and gross value per unit of metals sold are non-GAAP financial measures that are widely used in the mining industry. Under GAAP, there is no standardized definition of cash cost, net of by-product credits, per payable ounce of silver, or gross value per unit of metals sold, and therefore the Company’s reported forecasted cash costs and reported gross value per unit of metals sold may not be comparable to similar measures reported by other companies.

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

Gross value per unit of metals sold is calculated by dividing the gross value of each such payable metal (silver, gold, zinc and lead) contained in the concentrate products that the Company sells by the quantity of that payable metal in those products.  The gross value of each payable metal is determined by subtracting from sale of metals attributable to that metal the amounts deducted by smelters for treatment and refining charges attributable to that metal.

We provide cash costs, after by-product credits and gross value per unit of metals sold to provide additional information regarding the performance of the Velardeña Properties, and believe the use of these measures provides investors with useful information about the underlying costs and profitability of our mining and processing activities. Cash costs, after by-product credits, and gross value per unit of metals sold are important statistics that the Company uses to measure the Velardeña Properties’ performance. It also allows us to benchmark the performance of the Velardeña Properties against those operations of our competitors. These statistics are also useful in identifying acquisition and investment opportunities since they provide common tools for measuring the financial performance of other mines with varying geologic, metallurgical and mining and processing characteristics.

The following tables present a reconciliation for the three and six month periods ended June 30, 2015 between the non-GAAP measure of cash cost, net of by-product credits, per payable ounce of silver, to the most directly comparable GAAP measure, cost of metals sold. A reconciliation for the three and six month periods ended June 30, 2015 of the non-GAAP measure of gross value per unit of metals sold to the GAAP measure, sale of metals, is shown in the two tables entitled “Sale of Metals” on page 24 of this Quarterly Report on Form 10-Q.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP)
to Cash Costs (Non-GAAP)
(in thousands)
Three Months Ended June 30, 2015
Cash costs	$2,697
Reconciliation to GAAP
Write down of inventories to net realizable value	100
Change in inventory (excluding depreciation, depletion and amortization)	(22)
Cost of metals sold	$2,775

Reconciliation of Costs of Metals Sold (GAAP)
to Cash Costs (Non-GAAP)
(in thousands)
Six Months Ended June 30, 2015
Cash costs	$5,475
Reconciliation to GAAP
Write down of inventories to net realizable value	172
Change in inventory (excluding depreciation, depletion and amortization)	140
Cost of metals sold	$5,787

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six month periods ended June 30, 2015 to the results from operations for the three and six month periods ended June 30, 2014.

Three Months Ended June 30, 2015

Revenue from the sale of metals.  We recorded $2.0 million in revenue for the three months ended June 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico. We did not record any revenue for the three months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico during the period June 2013 through June 2014.

Costs of metals sold.  For the three months ended June 30, 2015 we recorded $2.8 million of costs of metals sold, including a $0.1 million write down of finished goods inventory to its estimated net realizable value.  We did not record any cost of metals sold during the three months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico during the period June 2013 through 2014.

Exploration expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $1.3 million for the three months ended June 30, 2015, as compared to $1.7 million for the three months ended June 30, 2014.  Exploration expense for both years was incurred primarily in Mexico and Argentina and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses in 2015 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense.  We did not record Velardeña project expenses for the three months ended June 30, 2015 or June 30, 2014.  We recorded only a nominal amount for capital expenditures at our Velardeña Properties for the three months ended June 30, 2015 and recorded no amounts in the 2014 period.

Velardeña shutdown and care and maintenance costs.  We recorded $1.2 million for the three months ended June 30, 2014 for expenses related to shutdown and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014, as discussed above.  No amounts were recorded for the 2015 period.

El Quevar project expense.  During the three months ended June 30, 2015 and 2014 we incurred $0.4 million and $0.4 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred outside of the El Quevar project in Argentina are included in “—Exploration expense”, discussed above.

Administrative expense.  Administrative expenses totaled $1.0 million for the three months ended June 30, 2015 compared to $1.2 million for the three months ended June 30, 2014. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.0 million of administrative expenses we incurred during the second quarter 2015 is comprised of $0.6 million of employee compensation and directors’ fees, $0.1 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. The $1.2 million of administrative expenses we incurred during the second quarter 2014 is comprised of $0.6 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.4 million of insurance, travel expenses, rents, utilities and other office costs.  Administrative expenses were lower in 2015 due primarily to fewer staff employees and lower auditing and other professional fees.

Stock based compensation.  During the three months ended June 30, 2015 we incurred expense related to stock based compensation in the amount of $0.1 million compared to $0.3 million for three months ended June 30, 2014. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During each of the three months ended June 30, 2015 and 2014 we incurred $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and reclamation activities at the El Quevar project in Argentina.

Other operating income, net.  We recorded other operating income of $0.3 million for the three months ended June 30, 2015 compared to a nominal amount for the three months ended June 30, 2014. The net amount for 2015 consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the three months ended June 30, 2015 we incurred depreciation, depletion and amortization expense of $1.2 million compared to $0.8 million for the three months ended June 30, 2014. The increase in depreciation, depletion and amortization in 2015 is primarily the result of restarting mining and processing at the Velardeña Properties as noted above.

Interest and other income.  During the three months ended June 30, 2015 we recorded approximately $0.5 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $0.5 million for the three months ended June 30, 2013, also primarily related to a reduction of this loss contingency liability.

Warrant derivative income.  During the three months ended June 30, 2015 we recorded approximately $0.2 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 14 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q). The warrant liability has been recorded at fair value as of June 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  There was no warrant liability recorded as of June 30, 2014.

Gain (Loss) on foreign currency.  We recorded a nominal foreign currency loss for the three months ended June 30, 2015 and June 30, 2014. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes.  We recorded no income tax expense or benefit for the three months ended June 30, 2015 and 2014 respectively.

Six Months Ended June 30, 2015

Revenue from the sale of metals.  We recorded $4.3 million in revenue for the six months ended June 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico. We did not record any revenue for the six months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico during the period June 2013 through June 2014.

Costs of metals sold.  For the six months ended June 30, 2015 we recorded $5.8 million of costs of metals sold including a $0.2 million write down of finished goods inventory to its estimated net realizable value.  We did not record any cost of metals sold during the six months ended June 30, 2014 due to the suspension of mining and processing at our Velardeña Properties in Mexico during the period June 2013 through June 2014.

Exploration expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $2.2 million for the six months ended June 30, 2015, as compared to $3.3 million for the six months ended June 30, 2014.  Exploration expense for both years was incurred primarily in Mexico and Argentina and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses in 2015 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense.  We recorded $0.1 million for the six months ended June 30, 2015 for expenses primarily related to the preparation of an updated estimate of mineralized material for the Velardeña Properties. There were no amounts recorded for project expense for the six months ended June 30, 2014.  We recorded only nominal amounts for capital expenditures at our Velardeña Properties for the six months ended June 30, 2015 and June 30, 2014.

Velardeña shutdown and care and maintenance costs.  We recorded $2.5 million for the six months ended June 30, 2014 for expenses related to shutdown and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014, as discussed above.  No amounts were recorded for the 2015 period.

El Quevar project expense.  During the six months ended June 30, 2015 and 2014 we incurred $0.8 million and $0.8 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred outside of the El Quevar project in Argentina are included in “—Exploration expense”, discussed above.

Administrative expense.  Administrative expenses totaled $2.3 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2014. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $2.3 million of administrative expenses we incurred for the six months ended June 30, 2015 is comprised of $1.1 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs. The $2.8 million of administrative expenses we incurred for the six months ended June 30, 2014 is comprised of $1.2 million of employee compensation and directors’ fees, $0.7 million of professional fees and $0.9 million of insurance, travel expenses, rents, utilities and other office costs.  Administrative expenses were lower in 2015 due primarily to fewer staff employees and lower auditing and other professional fees.

Stock based compensation.  During the six months ended June 30, 2015 we incurred expense related to stock based compensation in the amount of $0.3 million compared to $0.6 million for six months ended June 30, 2014. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During the six months ended June 30, 2015 and 2014 we incurred $0.1 million and $0.2 million respectively of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and reclamation activities at the El Quevar project in Argentina.

Other operating income, net.  We recorded other operating income of $0.5 million for the six months ended June 30, 2015 compared to a nominal amount for the six months ended June 30, 2014. The net amount for 2015 consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the six months ended June 30, 2015 we incurred depreciation, depletion and amortization expense of $2.5 million compared to $1.6 million for the six months ended June 30, 2014. The increase in 2015 is primarily the result of restarting mining and processing at the Velardeña Properties as noted above.

Interest and other income.  During the six months ended June 30, 2015 we recorded approximately $1.4 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $0.9 million for the six months ended June 30, 2014, primarily related to this loss contingency liability.

Warrant derivative income.  During the six months ended June 30, 2015 we recorded approximately $0.9 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 14 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q). The warrant liability has been recorded at fair value as of June 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  There was no warrant liability recorded as of June 30, 2014.

Gain (Loss) on foreign currency.  We recorded a nominal foreign currency loss for the six months ended June 30, 2015 and June 30, 2014.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes.  We recorded no income tax expense or benefit for the six months ended June 30, 2015 and 2014.

Liquidity, Capital Resources and Going Concern

At June 30, 2015 our aggregate cash and cash equivalents totaled $3.3 million.  Assuming metals prices of $16.00 per ounce of silver and $1,125 per ounce of gold, we expect that the Velardeña Properties will generate a near breakeven operating margin through the second half of 2015.  The recently executed lease agreement with Hecla will contribute approximately $0.2 million in net cash flow during the second half of 2015.  During 2016, the Hecla lease should generate between $4.0 and $5.0 million of net cash flow.  With the cash balance at June 30, 2015, the assumptions described below, and in the absence of additional funding from outside sources, we expect to end 2015 with a near zero cash balance. The actual amount that we spend through the remainder of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including metals prices, unexpected costs associated with mining and processing at the Velardeña Properties and the results of continued project assessment work at our other exploration properties.  Our projected cash balance at the end of 2015 is not sufficient to provide adequate reserves in the event of decreasing metals prices or interruptions in mining and processing at the Velardeña Properties, or to adequately pursue further exploration of our properties in Mexico and requires us to seek additional funding from equity or debt.  There can be no assurance that we will be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all.

Our cash and cash equivalents balance at June 30, 2015 of $3.3 million is $5.3 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $1.5 million, $2.2 million in other exploration expenditures, $0.7 million in maintenance and property holding costs at the El Quevar project and $2.3 million in general and administrative expenses, offset in part by $0.4 million in proceeds from sales of non strategic property and equipment and a $1.0 million reduction in working capital and other items primarily related to collections of VAT receivables, decreases in product inventories and an increase in accounts payables associated with mining and processing activities at the Velardeña Properties.

With the cash balance at June 30, 2015 of $3.3 million and a near breakeven operating margin from the Velardeña Properties for the remainder of 2015, assuming metals prices of $16.00 per ounce of silver and $1,125 per ounce of gold and approximately 400,000 payable silver equivalent ounces from mining activities, we plan to spend the following amounts totaling approximately $3.2 million during the remainder of 2015.

•                  Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•                  Approximately $1.0 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico; and

•                  Approximately $2.0 million on general and administrative costs offset by $0.1 million in decreased working capital primarily related to collection of VAT receivables at the Velardeña Properties.

In arriving at our forecast for a cash balance of near zero at the end of 2015 we assumed a price for silver and gold of $16.00 and $1,125 per ounce, respectively.  For the remainder of 2015, a 10 percent change in the price per ounce of silver would have an approximate $0.4 million impact (positive or negative) on our cash balance at the end of 2015.  A 10 percent change in the price per ounce of gold would have an approximate $0.3 million impact (positive or negative) on our cash balance at the end of 2015.

Recent Accounting Pronouncements

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

On April 10, 2014 the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08)”.  ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 became effective for the Company on January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña Properties, the El Quevar project and certain properties in our exploration portfolio, the timing and budget for costs related to our Velardeña Properties, expectations regarding future ramp up, processing activity, metals sales and grade improvement with respect to material mined from our Velardeña Properties, anticipated improvements in recoveries, anticipated cash costs per payable ounce net of by-product credits and operating margins, expected reopening of the Chicago mine and related benefits, anticipated cash flow from the Hecla lease of Plant 2, anticipated timing and magnitude of exploration results, anticipated recovery of certain VAT payments, potential liabilities in connection with a tax audit and foreign withholding taxes, future accruals of asset retirement amounts, expected spending for the second half of 2015, our expected cash balances and needs, anticipated debt or equity financing, and statements concerning our financial condition, business strategies and business and legal risks.

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

•                        Risks related to the our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there that may reduce the grades of mined material or metal recoveries and sales, our ability to extract and sell minerals from the mines successfully or profitably at lower silver and gold prices, mining or processing problems that could reduce output or increase costs, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing at the Velardeña Properties, accidents and other unanticipated events and our ability to raise capital to maintain our business;

•                        Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, feasibility and economic viability and increased costs associated with maintaining the project;

•                        Unfavorable results of future exploration at our exploration properties, delays in the timing of exploration results, and our ability to further advance certain exploration properties or develop a second set of mining assets in Mexico;

•                        Our ability to retain key management and mining personnel necessary to optimize mining and processing at our Velardeña Properties and to successfully operate and grow our business;

•                        Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

•                        Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

•                        Volatility in the market price of our common stock; and

•                        The factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Many of these factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the second quarter 2015, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the quarter ended June 30, 2015 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

GOLDEN MINERALS COMPANY

Date: August 6, 2015	By:	/s/ Jeffrey G. Clevenger
Jeffrey G. Clevenger
President and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer