Form 10-Q
period 2015-09-30
Golden Minerals Co
filed 2015-11-16
CIK 1011509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

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

AT NOVEMBER 13, 2015, 53,335,333 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$921	$8,579
Short-term investments (Note 5)	75	—
Trade receivables	67	—
Inventories (Note 7)	908	1,497
Value added tax receivable, net (Note 8)	583	1,316
Prepaid expenses and other assets (Note 6)	373	835
Total current assets	2,927	12,227
Property, plant and equipment, net (Note 9)	11,798	29,031
Total assets	$14,725	$41,258

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,728	$1,639
Other current liabilities (Note 12)	927	2,551
Total current liabilities	2,655	4,190
Asset retirement obligation (Note 11)	2,524	2,685
Warrant liability (Note 13)	486	1,554
Other long-term liabilities (Note 12)	87	95
Total liabilities	5,752	8,524

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 53,335,333 and 53,162,833 shares issued and outstanding for the respective periods	534	532
Additional paid in capital	484,660	484,197
Accumulated deficit	(476,096)	(451,995)
Accumulated other comprehensive loss	(125)	—
Shareholder’s equity	8,973	32,734
Total liabilities and equity	$14,725	$41,258

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Revenue:
Sale of metals (Note 16)	$1,788	$—	$6,086	$—
Costs and expenses:
Costs applicable to sale of metals (exclusive of depreciation shown below) (Note 16)	(2,598)	—	(8,385)	—
Exploration expense	(615)	(1,009)	(2,851)	(4,262)
El Quevar project expense	(177)	(489)	(988)	(1,244)
Velardeña project expense	—	(2,034)	(119)	(2,034)
Velardeña shutdown and care & maintenance costs	(393)	—	(393)	(2,457)
Administrative expense	(1,047)	(782)	(3,375)	(3,587)
Stock based compensation	(99)	(181)	(372)	(768)
Reclamation and accretion expense	(48)	(50)	(206)	(148)
Impairment of long lived assets	(13,181)	—	(13,181)	—
Other operating income, net	7	687	477	691
Depreciation, depletion and amortization	(1,209)	(751)	(3,743)	(2,375)
Total costs and expenses	(19,360)	(4,609)	(33,136)	(16,184)
Loss from operations	(17,572)	(4,609)	(27,050)	(16,184)
Other income and (expense):
Interest and other income, net (Note 17)	623	882	2,006	1,763
Warrant derivative gain (Note 18)	200	—	1,068	—
(Loss) gain on foreign currency	(71)	115	(125)	108
Total other income	752	997	2,949	1,871
Loss from operations before income taxes	(16,820)	(3,612)	(24,101)	(14,313)
Income tax benefit	—	—	—	—
Net loss	$(16,820)	$(3,612)	$(24,101)	$(14,313)
Comprehensive loss, net of tax:
Unrealized loss on securities	(88)	—	(125)	—
Comprehensive loss	$(16,908)	$(3,612)	$(24,226)	$(14,313)
Net loss per common share – basic
Loss	$(0.32)	$(0.08)	$(0.46)	$(0.33)
Weighted average common stock outstanding - basic (1)	52,960,212	45,029,388	52,921,542	43,621,634

(1)         Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(8,030)	$(12,147)
Cash flows from investing activities:
Proceeds from sale of assets	416	973
Capitalized costs and acquisitions of property, plant and equipment	(44)	(427)
Net cash provided by investing activities	$372	$546
Cash flows from financing activities:
Proceeds from issuance of stock units, net of issue costs	—	7,410
Net cash provided by financing activities	$—	$7,410
Net decrease in cash and cash equivalents	(7,658)	(4,191)
Cash and cash equivalents - beginning of period	8,579	19,146
Cash and cash equivalents - end of period	$921	$14,955

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	loss	Equity
	(in thousands except share data)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	140,000	2	924	—	—	926
KELTIP mark-to-market	—	—	12	—		12
Registered offering stock units, net (Note 15)	3,692,000	37	1,502	—	—	1,539
Private placement stock units, net (Note 15)	5,800,000	58	2,729	—	—	2,787
Reclassification to reflect warrant liability (Note 15)	—	—	(15,617)	15,454	—	(163)
Net loss	—	—	—	(18,823)	—	(18,823)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	371	—	—	371
KELTIP mark-to-market	—	—	40	—		40
KELTIP shares issued	172,500	2	52	—		54
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(125)	(125)
Net loss	—	—	—	(24,101)	—	(24,101)
Balance, September 30, 2015	53,335,333	$534	$484,660	$(476,096)	$(125)	$8,973

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

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties in Mexico (the “Velardeña Properties”).  During the first half of November 2015 the Company suspended mining and processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook for the property.  The Company expects to incur approximately $1.5 to $2.0 million in related costs for employee severance, net working capital obligations, and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and expects to incur approximately $0.3 million in quarterly holding costs while mining and processing remain suspended.  The Company currently plans to retain a core group of employees, most of which will be assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The Company expects the oxide plant to begin processing material in January 2016, and expects to receive net cash under the lease of between $4.0 and $5.0 million in 2016.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

The Company remains focused on establishing a second group of mining assets in order to generate sufficient revenue to fund continuing business activities. These assets may include the Santa Maria Mine located in the Parral District in Chihuahua State, Mexico or the Santa Rosa vein, located in the San Luis de Cordero District in Durango,  which the Company has acquired the rights to mine. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico. It continues to hold its El Quevar advanced exploration property in Argentina on care and maintenance until it can find a partner to further advance the project. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

2.     Liquidity, Capital Resources and Going Concern

At September 30, 2015 the Company’s aggregate cash and cash equivalents totaled $0.9 million and the Company expects to have a cash balance of approximately $2.0 million at December 31, 2015, including $5.0 million borrowed in October 2015 pursuant to a secured convertible loan arrangement from The Sentient Group (“Sentient”) (discussed in more detail below), which manages funds holding approximately 27% of the Company’s outstanding common stock.  The lease of the oxide plant at the Velardeña Properties is expected to generate approximately $0.2 million in net cash flow during the fourth quarter of 2015.  During 2016, leasing the oxide plant is expected to generate between $4.0 and $5.0 million of net cash flow. The actual amount that the Company spends during the remainder of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations in anticipated costs incurred in the suspension of mining and processing activities at the Velardeña Properties and  in the cost of continued project assessment work at our other exploration properties.

The Company’s cash and cash equivalents balance at September 30, 2015 of $0.9 million is $7.7 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to the negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $2.3 million, $2.9 million in exploration expenditures, $1.0 million in maintenance and property holding costs at the El Quevar project and $3.4 million in general and administrative expenses, offset in part by $0.4 million of proceeds from sales of non strategic property and equipment and a $1.5 million reduction in working capital and other items  primarily due  to collections of value added tax (“VAT”) receivables, decreases in product inventories and an increase in accounts payable associated with mining and processing activities at the Velardeña Properties.

On October 27, 2015 the Company borrowed $5.0 million from Sentient pursuant to a secured convertible loan arrangement (the “Sentient Loan”) with principal and accrued interest due on October 27, 2016.  Subject to  approval of the Company’s stockholders as required by NYSE MKT rules, the Sentient Loan principal and accrued interest will be convertible at Sentient’s option into shares of the Company’s common stock at a price equal to the lowest of: 1) $0.29, 90 percent of the 15-day volume weighted average price (“VWAP”) for the period immediately preceding the loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date.  The Company plans to seek stockholder approval promptly, and is required to have obtained stockholder approval by January 31, 2016, subject to extension under certain circumstances.  The Sentient Loan bears interest at a rate of 14 percent per annum, compounded monthly. If the Company’s shareholders approve the convertibility of the loan, then the interest rate declines to 9 percent per annum, compounded monthly, retroactively applied to the initial borrowing date. The interest is due on the earlier of the loan conversion or at loan maturity. The Loan Agreement contains customary representations, warranties, covenants and default provisions and is secured by the stock of the Company’s principal subsidiaries, including the stock of subsidiaries that own directly or indirectly the Velardeña Properties and the El Quevar project.

With the cash balance at September 30, 2015 of $0.9 million and the $5.0 million of proceeds from the Sentient Loan received in October, 2015, the Company plans to spend the following amounts totaling approximately $3.9 million during the fourth quarter 2015.

•                  Approximately $2.0 million at the Velardeña Properties for costs associated with the suspension of mining and processing activities, including employee statutory severance, net working capital obligations, and other costs to place the property on care and maintenance;

•                  Approximately $0.6 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, including the initial payment under the exploration and exploitation agreement relating to the San Luis de Cordero property;

•                  Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing  project evaluation costs; and

•                  Approximately $1.0 million on general and administrative costs.

The actual amount that the Company spends during the remainder of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated costs of the suspension of mining and processing activities at the Velardeña Properties and continued project assessment work at the Company’s other exploration properties.

The Company does not currently expect it will generate sufficient funds internally to pay principal and interest on the Sentient Loan  when it becomes due on October 27, 2016.  The Company plans, and is required by the Loan Agreement, to seek external funding through the sale of equity or securities convertible into equity in order to raise sufficient funds to repay principal and pay interest on the Sentient Loan.  There can be no assurance that the Company will be successful in obtaining sufficient external funding on terms acceptable to the Company or at all.  If the Sentient Loan is converted in full, the Company’s projected cash balance at the end of 2015 and the anticipated net cash flow from the leasing of the oxide plant should provide adequate funds to continue the Company’s business plans through 2016.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 9 are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.  These material uncertainties, including repayment of the Sentient Loan, may cast significant doubt on the Company’s ability to continue as a going concern.  These interim statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

3.              Impairment of Long Lived Assets

Velardeña Properties Asset Groups

The Velardeña Properties consists of two separate asset groups, one involving the oxide plant, which has been leased to a third party, and the other involving the mineral and exploration properties, sulfide plant, and mining and other equipment and working capital related to the mining and processing activities at the Velardeña Properties (the “Mineral Properties Asset Group”). Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the recoverability of its long-lived assets, including property, plant and equipment, at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Prices for silver during 2015 have remained well below third quarter 2015 and 2015 year to date cash costs per payable silver ounce, net of by-product credits, at the Velardeña Properties, generating negative gross margin (defined as revenues less costs of sales) through September 30, 2015.  (“Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “None-GAAP Financial Measures”.)  Ongoing efforts to improve the grade of mined material delivered to the sulfide plant for processing by limiting dilution in the stopes has not improved grades to a level sufficient to generate positive gross margins at current metals prices.  As a result, the Company suspended mining and processing activities at the Velardeña mine and sulfide plant during the first half of November 2015 (see Note 1).

The continued negative gross margin and the suspension of mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015 were events that required an assessment of the recoverability of the Mineral Properties Asset Group at September 30, 2015. Per the guidance of ASC 360, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows for the Mineral Properties Asset Group, the Company determined that the Mineral Properties Asset Group was impaired. As a result, at September 30, 2015 the Company recorded impairment charges totaling $13.2 million to arrive at a remaining book value for the Mineral Properties Asset Group of $3.7 million at September 30, 2015, as shown in the table below.

To determine whether the Mineral Properties Asset Group was impaired at September 30, 2015 the Company used a cash flow valuation approach, which the Company deemed reasonable under the circumstances,  that considered metals price projections using a greater weighting of current prices.  Based on the metals price projections and current operating experience for silver and gold grades, recoveries, and mining and processing costs, total projected net cash flow from mining and processing activities was negative, requiring that each of the individual components of the Mineral Properties Asset Group be written down to fair value.

The Mineral Properties Asset Group includes the mineral and exploration properties associated  with the mining and sulfide processing activities at the Velardeña Properties.  The discounted cash flow analysis performed by the Company implies a zero value for the mineral and exploration properties from mining and processing activities in the current economic environment, but the Company believes those properties have a residual value that could be realized from a sale to a third party.  With assistance from a third-party mining consulting and engineering firm, in reviewing comparable sales of similar properties in the region and considering the location of the Company’s properties to other active mining operations in close proximity to the Company’s properties, the Company has concluded that the mineral and exploration properties included in the Mineral Properties Asset Group has a fair value of $1.4 million.

The tangible assets included in the Mineral Properties Asset Group, which includes buildings, plant and equipment,  were separately analyzed by a third party valuation firm in 2013 using available market data to determine a fair value based on the net realizable value that could be received in a sale to a third party. The market data was derived by researching the secondary equipment market on sales and/or offers for sale of similar assets. The Mineral Properties Asset Group tangible assets were determined to have a fair value of approximately $6.0 million as of June 30, 2013, and have since been further depreciated, reflecting a current net book value of approximately $3.2 million.  The Company believes the current net book value of the Mineral Properties Asset Group tangible assets does not exceed fair value.  The assets continue to be used or held in condition for use to support future profitable operations from the acquisition, exploration and development of other mineral sources located near the Velardeña Properties.

The following table details the components of the impairment of the Mineral Properties Asset Group:

	Net Book Value		Net Book Value
	Prior to	Sept. 30, 2015	After
	Impairment at	Impairment	Impairment at
	Sept. 30, 2015	Charges	Sept. 30, 2015
		(in thousands)
Mineral and exploration properties	$13,660	$12,306	$1,354
Exploration properties	458	458	—
Buildings, plant and equipment	3,236	—	3,236
Asset retirement cost	417	417	—
Other working capital, net	(872)	—	(872)
	$16,899	$13,181	$3,718

Prior to assessing the recoverability of the assets comprising the Mineral Properties Asset Group, the Company also assessed the fair value of its material and supplies inventory at September 30, 2015, which is included in the Mineral Properties Asset Group.  Because of the suspension of mining and processing activities at the Velardeña Properties, as noted above, a portion of the material and supplies inventory is expected to be sold at a discount to its pre-shutdown book value or to decline in value prior to its use in future mining and processing activities.  As a result, the Company has increased its reserve for obsolescence of the materials and supplies inventory and recorded a noncash charge to shutdown costs of approximately $0.4 million.

Because of the close proximity of the asset group involving the oxide plant (the “Oxide Plant Asset Group”) the Company also assessed the recoverability of the Oxide Plant Asset Group.  The Oxide Plant Asset Group, which has been leased to a third party, consists primarily of the oxide plant facilities with a carrying value at September 30, 2015 of $1.3 million.  The projected net cash flows from the lease are in excess of the carrying value of the Oxide Plant Asset Group and the Company therefore determined that the Oxide Plant Asset Group was not impaired.

The discounted cash flow valuation approach used in the determination of fair value falls within Level 3 of the fair value hierarchy per ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (see Note 13) and relies upon assumptions for future metals prices and projections of costs related to future mining and processing activities.

4.              New Accounting Pronouncements

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

On May 28, 2014, FASB and the International Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. The Company is evaluating the financial statement implications of adopting ASU 2014-09 but does not believe adoption of ASU 2014-09 will have a material impact on its consolidated financial position or results of operations.  In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”). ASU 2015-14 defers the effective date one year and allows early adoption for annual and interim periods after December 31, 2016.

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

The following tables summarize the Company’s short-term investments at September 30, 2015:

September 30, 2015	Cost	Estimated Fair Value	Carrying Value
		(in thousands)
Investments:
Short-term:
Available for sale common stock	$199	$75	$75
Total available for sale	199	75	75
Total short term	$199	$75	$75

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

The Company had no short-term investments at December 31, 2014.

6.   Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Prepaid insurance	$180	$542
Prepaid contractor fees and vendor advances	66	100
Taxes recievable	—	90
Recoupable deposits and other	127	103
	$373	$835

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

7.   Inventories

Inventories at the Velardeña Properties at September 30, 2015 and December 31, 2014 consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Metals inventory	$184	$477
In-process inventory	331	307
Material and supplies	$393	$713
	$908	$1,497

For the nine months ended September 30, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to cost of metals sold of approximately $0.1 million.

At September 30, 2015, as a result of the shutdown of mining and processing activities at the Velardeña Properties in early November, 2015, the Company has increased its reserve for obsolescence of the materials and supplies inventory and recorded a noncash charge to shutdown costs of approximately $0.4 million (see Note 3).

For the year ended December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to cost of metals sold of $1.2 million and a charge to depreciation expense of approximately $0.7 million.

8.   Value Added Tax Receivable, Net

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

9.   Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Mineral properties	$9,630	$22,397
Exploration properties	2,543	2,743
Royalty properties	200	200
Buildings	4,377	4,378
Mining equipment and machinery	17,181	17,694
Other furniture and equipment	841	841
Asset retirement cost	1,285	2,002
	36,057	50,255
Less: Accumulated depreciation and amortization	(24,259)	(21,224)
	11,798	29,031

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”) (see Note 11) and to the impairment of the ARC, as discussed below.

At September 30, 2015 the Company reduced the carrying value of the Velardeña Properties mineral and exploration properties by $12.8 million and the ARC by $0.4 million and recorded a $13.2 million impairment charge on the accompanying consolidated statement of operations (see Note 3).  The table below sets forth the detail of the impairment charges recorded to the Velardeña Properties property, plant and equipment:

		Impairment
	Gross Value	Charge	Gross Value
	Prior to	Minerals	After
	Impairment at	Properties	Impairment at
	Sept. 30, 2015	Asset Group	Sept. 30, 2015
		(in thousands)
Mineral properties	$21,936	$12,306	$9,630
Exploration properties	3,001	458	2,543
Royalty properties	200	—	200
Buildings	4,377	—	4,377
Mining equipment and machinery	17,181	—	17,181
Other furniture and equipment	841	—	841
Asset retirement cost	1,702	417	1,285
	49,238	13,181	36,057

The carrying value after the impairment at September 30, 2015 represents the fair value of the assets as discussed in Note 3.

10.   Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)

Accounts payable and accruals	$961	$893
Accrued employee compensation and benefits	767	746
	$1,728	$1,639

September 30, 2015

Accounts payable and accruals at September 30, 2015 are primarily related to amounts due to contractors and suppliers in the amounts of $0.7 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at September 30, 2015 consist of $0.1 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable, of which $0.4 million is related to activities at the Velardeña Properties.

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

The KELTIP Units are marked to market at the end of each reporting period. On September 1, 2015 the Company settled its remaining KELTIP liability upon the retirement of the Company’s previous Chief Executive Officer, and therefore did not report a KELTIP liability as of September 30, 2015.  At December 31, 2014 the Company had recorded a liability of approximately $93,000 related to KELTIP Unit grants which is included in accrued employee compensation and benefits in the table above.

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2015 the Company recognized approximately $0.1 million of accretion expense and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Beginning balance	$2,582	$2,467

Changes in estimates, and other	(300)	(85)
Accretion expense	148	149
Ending balance	$2,430	$2,531

The decreases in the ARO recorded during the 2014 and 2015 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

12.   Other Liabilities

The Company recorded other current liabilities of approximately $0.9 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively.  The amounts include a loss contingency of $0.4 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively for foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments.

The September 30, 2015 and December 31, 2014 amounts also include a net liability of approximately $0.5 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  The amount includes $0.2 million in taxes, which is net of certain VAT credits due the Company of $0.6 million, and $0.3 million in estimated interest and penalties.  The $0.2 million in net taxes due will be paid ratably over a six month period ending March 31, 2016.  The Company is awaiting the final assessment of interest and penalties, estimated to be approximately $0.3 million, payable immediately upon final assessment, which is expected by the end of 2015.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at September 30, 2015 and December 31, 2014, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2015
Assets:
Cash and cash equivalents	$921	$—	$—	$921
Short-term investments	75	—	—	75
Trade accounts receivable	67	—	—	67
	$1,063	$—	$—	$1,063

Liabilities:
Warrant liability	—	—	486	486
	$—	$—	$486	$486

At December 31, 2014
Assets:
Cash and cash equivalents	$8,579	$—	$—	$8,579

Liabilities:
KELTIP liability	$93	$—	$—	$93
Warrant liability	—	—	1,554	1,554
	$93	$—	$1,554	$1,647

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.  The Company’s short-term investments consist of available for sale common stock of a junior mining company for which quoted prices exist in an active market and are also classified within Level 1 (see Note 5).  The Company’s trade accounts receivable is classified within Level 1 of the fair value hierarchy and is related to the sale of metals at its Velardeña Properties and is valued at published metals prices per the terms of the refining and smelting agreements.

The KELTIP liabilities are related to employee and officer compensation as discussed in Note 10 and are marked to market at the end of each period based on the closing price of the Company’s common stock resulting in a classification of Level 1 within the fair value hierarchy.  The KELTIP liability was settled in September 2015 and as of September 30, 2015 there are no KELTIP units outstanding.

At September 30, 2015 and December 31, 2014 the Company has recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The warrant liability has been recorded at fair value as of September 30, 2015 and December 31, 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  In addition to the warrant exercise prices (see Note 15) other significant inputs to the valuation model included the following:

	September 30,	December 31,
	2015	2014

Company’s ending stock price	$0.28	$0.54
Company’s stock volatility	85%	90%
Applicable risk free interest rate	1.2%	1.6%

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

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Warrant Liabilities
(in thousands)
Beginning balance at January 1, 2015	$1,554
Change in estimated fair value	(1,068)
Ending balance at September 30, 2015	$486

Non-recurring Fair Value Measurements

The following table summarizes the Company’s non-recurring fair value measurements at September 30, 2015 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2015
Assets:
Mineral properties	$—	$—	$1,354	$1,354
	$—	$—	$1,354	$1,354

The Company assesses the fair value of its long lived assets at least annually or more frequently if circumstances indicate a change in the fair value has occurred.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

To determine the fair value of mineral properties the Company uses a discounted cash flow evaluation approach, which falls within Level 3 of the fair value hierarchy. The discounted cash flow valuation approach relies upon assumptions for future metals prices and projected silver and gold grades, recoveries, and mining and processing costs related to the Velardeña Properties. See Note 3 for further details related to the determination of fair value.

There were no non-recurring fair value measurements at December 31, 2014.

14.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the nine months ended September 30, 2015 and September 30, 2014 the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis, however, the Company is unable to recognize a benefit for those losses, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets.  As of September 30, 2015 and as of December 31, 2014, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at September 30, 2015 or December 31, 2014.

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

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 4, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants on the date of issuance was determined to be $1.2 million, with the remaining $1.5 million of net proceeds from the Offering being allocated to additional paid in capital.  The warrants were revalued as at September 30, 2015 and December 31, 2014 (see Note 13).

Private placement

On September 10, 2014 the Company also completed a private placement (the “Private Placement”) with Sentient, the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 5,800,000 Units (the “Private Placement Units”), with each Private Placement Unit consisting of one share of the Company’s common stock and a warrant to purchase one half of a share of the Company’s common stock. The Warrants became exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. Each Private Placement Unit was priced at $0.817, the same discounted price paid by the underwriters in the Offering. The Company received net proceeds from the Private Placement of approximately $4.7 million after the discount and expenses of approximately $0.3 million.

Following the completion of the Private Placement and the Offering, Sentient holds approximately 27.2% (on a non-diluted basis) of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees and shares of common stock issuable upon exercise of outstanding warrants).

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants. Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 30, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price. The fair value of the Warrants on the date of issuance was determined to be $1.9 million, with the remaining $2.7 million of net proceeds from the Offering being allocated to additional paid in capital.  The warrants were revalued as at September 30, 2015 and December 31, 2014 (see Note 13).

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2015 and the changes during the nine months then ended:

Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	600,838	$1.48
Granted during the period	—	—
Restrictions lifted during the period	(130,833)	2.66
Forfeited during the period	—	—
Outstanding at September 30, 2015	470,005	$1.15

Restrictions were lifted on 130,833 shares during the nine months ended September 30, 2015 according to the terms of grants made to officers and employees in prior years.

For the nine months ended September 30, 2015 the Company recognized approximately $0.2 million of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 15 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2015 and the changes during the nine months then ended:

Equity Plan Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	245,810	$3.47
Granted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at September 30, 2015	245,810	3.47
Exercisable at end of period	95,810	8.02
Granted and vested	95,810	8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2015 and the changes during the nine months then ended:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	935,285	$2.08
Granted during the period	310,000	0.39
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2015	1,245,285	$1.66

For the nine months ended September 30, 2015 the Company recognized approximately $117,000 of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $73,000 over the next 9 months.

Pursuant to the KELTIP (see Note10) KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount in cash or in Company common stock measured generally by the price of the Company’s common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in detail in Note 10.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at September 30, 2015 and the changes during the nine months then ended:

Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	8,777,409	$3.95
Granted during period	—	—
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—	—
Outstanding at September 30, 2015	8,777,409	$3.95

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

The warrants issued in September 2012 and September 2014 are being recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  At September 30, 2015 the total liability for the warrants was $0.5 million, consisting of $0.5 million for the 2014 warrants and only a nominal amount for the 2012 warrants.   The warrant liability

has been recorded at fair value as of September 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).

16.   Sale of Metals and Related Costs

During the nine months ended September 30, 2015 the Company sold marketable lead, zinc and pyrite concentrates from its Velardeña Properties to three customers.  Under the terms of the Company’s agreements with its concentrate customers, title passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At September 30, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $0.1 million.  At December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.7 million.

During the nine months ended September 30, 2014 the Company did not sell any products or incur any related costs as the result of a suspension of mining and processing effective June 19, 2013.

17.   Interest and Other Income

For the nine months ended September 30, 2015 and 2014 the Company reported interest and other income of $2.0 million and $0.9 million respectively related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 12).

18.       Warrant Derivative Gain

During the nine months ended September 30, 2015 the Company recorded approximately $1.1 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 15).  The warrant liability has been recorded at fair value as of September 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

19.   Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(24,101)	$(14,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,743	2,375
Accretion of asset retirement obligation	148	149
Decrease in warrant liability	(1,068)	—
Foreign currency gain (loss) contingency	(106)	(74)
Impairment of long lived assets	13,181	—
Asset write off	2	129
Write off of loss contingencies	(1,577)	(1,719)
Gain on sale of assets, net	(367)	(681)
Stock compensation	372	768
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(67)	25
Decrease in prepaid expenses and other assets	461	507
Decrease (increase) in inventories	393	(213)
Decrease in value added tax recoverable, net	733	371
Decrease in reclamation liability	(9)	(115)
Increase in accounts payable and accrued liabilities	240	623
Increase (decrease) in deferred leasehold payments	(8)	21
Net cash used in operating activities	$(8,030)	$(12,147)

20.   Commitments and Contingencies

The Company has recorded loss contingencies of approximately $0.4 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively as discussed in Note 12.

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

The financial information relating to the Company’s segments is as follows:

Three Months Ended September 30, 2015	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
Velardeña Mine	$1,788	$2,598	$1,047	$393	$14,878		$—
Corporate, Exploration & Other	—	—	162	1,839	1,942		—
	$1,788	$2,598	$1,209	$2,232	$16,820		$—

Nine Months Ended September 30, 2015
Velardeña Mine	$6,086	$8,385	$3,242	$512	$17,097	$8,981	$28
Corporate, Exploration & Other	—	—	501	7,214	7,004	5,744	16
	$6,086	$8,385	$3,743	$7,726	$24,101	$14,725	$44

Three Months Ended September 30, 2014
Velardeña Mine	$—	$—	$573	$2,034	$1,660		$420
Corporate, Exploration & Other	—	—	178	2,280	1,952		—
	$—	$—	$751	$4,314	$3,612		$420

Nine Months Ended September 30, 2014
Velardeña Mine	$—	$—	$1,775	$4,491	$4,984	$27,488	$420
Corporate, Exploration & Other	—	—	600	9,093	9,329	20,143	7
	$—	$—	$2,375	$13,584	$14,313	$47,631	$427

22.          Subsequent Event

The Company suspended mining and processing activities at its Velardeña Properties during the first half of November in order to conserve the asset until the Company is able to develop mining and processing plans, which at then current prices for silver and gold, indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook for the property.  The continued negative gross margin and the suspension of mining and processing activities at the Velardeña Properties in November 2015 were events that required an assessment of the recoverability of certain assets related to the Velardeña Properties at September 30, 2015. The Company subsequently determined that certain assets related to the Velardeña Properties were impaired. As a result, at September 30, 2015 the Company recorded impairment charges totaling $13.2 million, as more fully discussed in Note 3.

On October 27, 2015 the Company borrowed $5.0 million from Sentient pursuant to a secured convertible loan arrangement (the “Sentient Loan”) with principal and accrued interest due on October 27, 2016.  Subject to approval of the Company’s stockholders as required by NYSE MKT rules, the Sentient Loan principal and accrued interest will be convertible at Sentient’s option into shares of the Company’s common stock at a price equal to the lowest of: 1) $0.29, 90 percent of the 15-day volume weighted average price (“VWAP”) for the period immediately preceding the loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date.  The Company plans to seek stockholder approval promptly, and is required to have obtained stockholder approval by January 31, 2016, subject to extension under certain circumstances.  The Company will further analyze the transaction to determine whether the Sentient Loan contains a derivative related to the conversion feature that must be accounted for separately on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the nine months ended September 30, 2015, our only principal sources of income were revenues from the sale of lead and zinc concentrates from our Velardeña Properties. We incurred net operating losses for the nine months ended September 30, 2015 and 2014.

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

2015 Highlights

Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015 in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill when mining and processing plans and metals prices support a cash positive outlook for the property.  Results for the first nine months of 2015 are summarized below.

On October 27, 2015 the Company closed on and borrowed the entire amount available under a $5.0 million secured convertible loan from The Sentient Group (“Sentient”), which manages funds holding approximately 27% of our outstanding common stock (the “Sentient Loan”).  The proceeds from the loan will enable us to fund the suspension of mining and processing activities at the Velardeña Properties and continue our long term business strategy into 2016.

On July 15, 2015 we entered into a leasing agreement with a Mexican subsidiary of Hecla Mining Company (“Hecla”), which for a monthly fixed fee and a variable tonnage fee will allow Hecla to process its own material through our currently unused oxide plant at the Velardeña Properties for a period of up to 30 months.  We continue to evaluate and search for other oxide and sulfide feed sources for the longer term. We are focused on establishing a second group of mining assets, which may include the Santa Maria Mine located in the Parral District in Chihuahua State, Mexico or the Santa Rosa vein, located in the San Luis de Cordero district in Durango, which the Company has acquired the rights to mine. We also continue to advance certain exploration properties and to review strategic opportunities, focusing on development or operating properties in North America, including Mexico.

Suspension of Mining and Processing activities at the Velardeña Properties

•      In early November we suspended mining and sulfide processing activities at our Velardeña Properties in order to conserve the asset until we are able to develop mining and processing plans, which at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or we are able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  We have placed the mine and sulfide processing plant on a care and maintenance program to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook for the property We expect to incur approximately $1.5 to $2.0 million in related costs for employee severance, net working capital obligations, and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and expect to incur approximately $0.3 million in quarterly holding costs for as long as mining and processing activities remain suspended.  We currently plan to retain a core group of employees, most of which will be assigned to operate the oxide plant, which is leased to Hecla Mining Company and not affected by the shutdown.  We expect the oxide plant to begin processing material in January 2016, and expect to receive net cash under the lease of between $4.0 and $5.0 million in 2016.  The retained employees also include an exploration group and an operations and administrative group to continue to advance our plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Veardeña assets.

Sentient Loan Financing

•      On October 27, 2015 we closed on and borrowed the entire amount available under a $5.0 million secured convertible loan from Sentient with principal and accrued interest due on October 27, 2016.  Subject to future shareholder approval, the Sentient Loan principal and accrued interest will be convertible into shares of our common stock at a price equal to the lower of: 1) $0.29, 90 percent of the 15-day volume weighted average price (“VWAP”) for the period immediately preceding the loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjustment price based on the lowest price for which we, if applicable, sell our stock following the loan closing date.  The Sentient Loan will bear interest at a rate of 14 percent per annum, compounded monthly. If our shareholders approve the convertibility of the loan, then the interest rate declines to 9 percent per annum, compounded monthly, retroactively applied to the initial borrowing date. The interest is due on the earlier of the conversion date of the loan or at the loan maturity date. To comply with security regulations in the United States and Canada, the convertibility of the Sentient Loan is subject to shareholder approval.  Under the terms of the Sentient Loan, shareholder approval must be acquired no later than January 31, 2016.  The Sentient Loan is subject to customary borrower representations, warranties, covenants and default provisions and is secured by ownership in the stock of our principal subsidiaries, including the stock in the subsidiaries that own directly or indirectly the Velardeña Properties and El Quevar project.

We do not currently expect to have sufficient funds to pay principal and interest on the Sentient Loan when it becomes due on October 27, 2016.  If the Sentient Loan has not been converted to our common stock prior to its maturity date, we will be required to seek other sources of funding in the form of equity or securities convertible into equity to settle the Sentient Loan obligation. There can be no assurance that we will be successful in obtaining sufficient funding from any of these actions or sources in the future on terms acceptable to us or at all. Excluding principal and interest obligations under the Sentient Loan, our projected cash balance at the end of 2015 and the anticipated net cash flow from the leasing of the oxide plant should provide adequate funds to continue our business plans through 2016.

Mining and Processing activities at the Velardeña Properties

•                  At the Velardeña Properties, during the third quarter 2015 we generated approximately 128,000 payable silver equivalent ounces, including approximately 89,000 ounces of silver and 555 ounces of gold, and sold approximately 124,000 silver equivalent ounces.  Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce.  Third quarter 2015 cash costs were $23.30 per payable silver ounce net of by-product credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “—Non-GAAP Financial Measures”.  Performance in the third quarter improved over results in the second quarter of 2015 but are below previous guidance of approximately 400,000 payable silver equivalent ounces for the full second half of 2015 at cash costs per payable silver ounce, net of by-product credits, between $15 and $17.

•                  Payable metals and cash costs per payable silver ounce, net of by-product credits, were negatively impacted during the quarter by lower average grades of plant feed of 145 grams per tonne (“gpt”) silver and 2.4 gpt gold. Mined material delivered from stopes as opposed to access drives was lower than expected, resulting in higher than expected dilution and lower than expected grades delivered to the plant.  New stope development was negatively impacted by slower than expected hiring of new qualified miners. Under our current mine plan, we have been using shrinkage stope mining, standard mechanized cut and fill and overhand cut and fill mining methods. We also reopened the Chicago mine during the third quarter to use for blending purposes to improve the lead content of the plant feed, which was also expected to have a positive impact on silver, gold and lead recoveries.

•                  Mill throughput improved during the third quarter.  The mill has processed up to 370 tonnes per day (tpd) and averaged 275 tpd during the quarter.  Alterations to the pyrite concentrate circuit in the mill resulted in a small volume of gold bearing pyrite concentrates during the quarter, although overall payable gold recovery for the third quarter remained similar to recoveries for the nine months ended September 30, 2015.   A new sales contract was finalized during the third quarter to sell the pyrite concentrates at a positive cash margin.

•                  Due to the suspension of mining and processing activities at the Velardeña Properties during the first half of November we now expect fourth quarter output of only 60,000 to 70,000 payable silver equivalent ounces,  with cash costs of $20 to $25 per payable silver ounce net of by-product credits.  Assuming a forecast price per ounce of silver of $16.00 and gold of $1,200, we expect the Velardeña Properties to generate approximately a $300,000 negative operating margin in the fourth quarter.  For the full year 2015, we now expect output of 440,000 to 450,000 payable silver equivalent ounces, with cash costs of approximately $20 to $25 per payable silver ounce net of by-product credits.

Velardeña Oxide Plant Lease Agreement

•                  On July 15, 2015 we announced that a wholly-owned subsidiary of Hecla had leased our currently inactive Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015.  Hecla may extend the initial 18 month term for six additional months at its option, and then for a subsequent six months unless we elect to use the plant to process material from our own sources.  Hecla began making nominal monthly payments to us beginning July 1, 2015.  These payments increase once production begins, anticipated to be around January 1, 2016.  Once Hecla reaches its intended capacity of approximately 400 tonnes per day, monthly payments to us should total approximately $400,000 per month or nearly $5 million annually. Should required licenses and permits not be obtained by March 31, 2016, either party has the right to terminate the agreement.  The lease contains typical covenants and termination rights.  Hecla is responsible for all costs associated with the start-up, operation and maintenance of the oxide plant.

Santa Maria

•                  At the Santa Maria mine west of Hildalgo de Parral, Chihuahua, which we have the right to acquire under an option agreement, exploration work continued.   During the third quarter we mined approximately 2,600 tonnes of material from the vein as bulk samples at a total cost of about $200,000 and entered into a contract to process the material for metallurgical and process testing purposes at a local third-party toll milling facility. The extracted material, mined from a mineralized shoot within the vein, has grades of approximately 510 gpt silver and 0.9 gpt gold, higher than the average mineralized material grade we reported previously. We do not have sufficient drilling data to predict the size of this higher grade zone.  Approximately 1,560 tonnes of the material was processed through the toll milling facility as of September 30, 2015, generating approximately 63 tonnes of concentrates containing approximately 27,000 ounces of silver and 53 ounces of gold.  Under the terms of a marketing agreement we entered into in October 2015, the 63 tonnes of concentrates have a net payable value of about $220,000.  We expect to sell these concentrates in the fourth quarter 2015, as well as additional concentrates generated from the remainder of the extracted material.  Under the option agreement, revenue from the sale of the concentrates is to be used to pay the claim owner an advance royalty payment of $100,000, credited toward the $1.2 million purchase price of the property, with remaining proceeds used to reimburse our costs incurred for exploration and mining activities at Santa Maria since April, 2015.

San Luis del Cordero

•            We recently acquired the mining rights for the Santa Rosa vein in the San Luis del Cordero Project in Durango State, Mexico, pursuant to an exploration and exploitation agreement with a wholly-owned Mexican subsidiary of Prospero Silver (“Prospero”).

The Santa Rosa vein is approximately two meters wide and as currently defined extends for about 400 meters on strike.  Records show that the Santa Rosa vein has been mined to a depth of about 100 meters and can be partially accessed from historic underground workings.

We plan to commence drilling in early 2016, once permits are received, to test extensions of the Santa Rosa vein on strike and to complete infill drilling.  Our objective is to increase the size of the resource and to upgrade inferred resources to measured and indicated resource categories.  We expect to issue a NI 43-101 resource estimate and preliminary economic analysis in 2016. The preliminary results of our initial metallurgical testing of material from the Santa Rosa vein indicates that the material is suitable for concentration by flotation.

If the results of our exploration and metallurgical work are successful, we could mine the vein from the existing underground mine following completion of certain rehabilitation and access projects.  We would use primarily mining equipment from our shutdown Velardeña Properties and truck mined material less than 100 kilometers on paved roads to our recently idled Velardena sulfide mill for processing. We may require external funding to fund capital and working capital costs associated with mining the Santa Rosa vein, preliminarily estimated at approximately $6.0 million.

Under our agreement with Prospero, we paid Prospero $140,000 on signing and are required to pay $100,000 annually until production begins.  We must complete a minimum of 2,000 meters of drilling within the next 18 months and commence production within three years. Once mining and processing begin, we are required to pay Prospero 15% of net proceeds from the sale of concentrates from the property as defined in the agreement and an underlying 2% net smelter return royalty to a third party.  We are responsible for all of the costs of exploration, preparation for mining, mining, processing and sales, for which we receive a credit in the net proceeds calculation.

El Quevar

•                  We continue to hold our El Quevar property on care and maintenance until we can find a partner to fund further exploration.

Exploration

•                  We completed during the second quarter a 2,000 meter, three-hole drilling program at our 6,200 hectare Celaya project located 45 kilometers (km) southeast of and on trend with the historic Guanajuato District.  Drilling has indentified epithermal gold and silver mineralization beneath a portion of the widespread clay-silica alteration on the claims comprising the Celaya project.  The company has entered into discussions with a third party to create a joint venture farm-out of the project.

•                  We have acquired the Rodeo and Rodeo 2 claims comprising 1,866 hectares 80 kilometers west of the Velardeña Properties in Durango, Mexico where previous exploration by other companies has indentified a gold-bearing epithermal system exposed at surface.  We plan to conduct a 2,000 meter core drilling program in 2016 at a cost of $300,000 to $400,000 once necessary permits have been granted.  If our exploration efforts are successful, material from these properties could be trucked to the Velardeña oxide plant for processing after the Hecla lease has terminated.

Velardeña Mining and Processing Statistics

During the third quarter of 2015 we generated concentrates from our Velardeña Properties in Mexico containing 89,050 payable ounces of silver and 555 payable ounces of gold, or 127,900 payable ounces of silver equivalent.  For the year to date in 2015 we generated concentrates from our Velardeña Properties in Mexico containing 265,118 payable ounces of silver and 1,622 payable ounces of gold, or 378,658 payable ounces of silver equivalent.

The table below sets forth the key processing and sales statistics for our Velardeña Properties for the third quarter and year to date 2015 and for 2014 (for 2014, concentrates were generated only in November and December):

	Three Months Ended	Nine Months Ended	Full Year
	September 30, 2015	September 30, 2015	2014 (1)

Tonnes of material processed	25,276	66,785	14,322
Tonnes per day	275	245	235

Grade of material processed
(Grams per tonne)
Gold	2.44	2.61	1.57
Silver	145	163	119

Payable recovery (2)
Gold	27.9%	29.0%	26.9%
Silver	75.5%	75.7%	52.9%

Tonnes of concentrates generated (2)
Lead	583	1,576	185
Zinc	414	1,099	140
Pyrite	122	487	140

Contained metals in concentrates (2)
Gold ounces	652	1,843	209
Silver ounces	96,092	285,079	30,615
Silver ounce equivalent (3)	141,732	414,089	45,245
Lead (thousand pounds)	378	992	124
Zinc (thousand pounds)	425	1,224	155

Payable metals in concentrates (2)
Gold ounces	555	1,622	194
Silver ounces	89,050	265,118	28,746
Silver ounce equivalent (3)	127,900	378,658	42,326
Lead (thousand pounds)	340	888	111
Zinc (thousand pounds)	352	1,027	135

Payable metals sold
Gold ounces	538	1,695	75
Silver ounces	86,563	277,163	9,489
Silver ounce equivalent (3)	124,223	395,813	14,739
Lead (thousand pounds)	307	914	40
Zinc (thousand pounds)	361	1,094	34

Tonnes of concentrates sold
Lead	555	1,635	72
Zinc	417	1,152	36
Pyrite	93	458	—

(1)         Reflects material processed during November and December 2014

(2)         Current amounts and recoveries include final metal settlements pertaining to sales of previously reported amounts

(3)         Includes silver and gold only calculated at ratio of 70:1

Tonnes processed for the third quarter 2015 improved over previous quarters, however, silver and gold grades in the third quarter were lower than year to date results.  The plant consistently produced at higher daily tonnage rates during the third quarter 2015 with an average rate for the quarter above the year to date average. Payable recovery for gold in the third quarter 2015 was lower than the year to date average due to lower than expected recovery of gold to the pyrite concentrate.  The following tables highlight additional cost and revenue statistics related to the Velardeña Properties.

	Products Sold
	Lead	Zinc	Pyrite
	Concentrate	Concentrate	Concentrate	Total
	(in thousands)
Three Months Ended September 30, 2015
Gross value from payable metals	$1,859	$352	$93	$2,304
Less: Deductions by smelters for treatment and refining charges	(392)	(110)	(14)	(516)
Sale of metals	$1,467	$242	$79	$1,788

	Products Sold
	Lead	Zinc	Pyrite
	Concentrate	Concentrate	Concentrate	Total
	(in thousands)
Nine Months Ended September 30, 2015
Gross value from payable metals	$6,485	$1,192	$247	$7,924
Less: Deductions by smelters for treatment and refining charges	(1,384)	(314)	(140)	(1,838)
Sale of metals	$5,101	$878	$107	$6,086

	Sale of Metals
	Silver	Gold	Zinc	Lead	Total
	(in thousands except gross value per unit)
Three Months Ended September 30, 2015
Gross value from payable metals	$1,222	$575	$269	$237	$2,303
Less: Deductions by smelters for treatment and refining charges	(189)	(22)	(110)	(194)	(515)
Sale of metals	$1,033	$553	$159	$43	$1,788

Quantity of metals sold (silver and gold ounces and thousands of zinc and lead pounds)	86,050	578	359	322
Gross value per unit of metals sold (1):	$14.20	$995	$0.75	$0.74

(1)  Gross value per unit of metals sold is a non-GAAP financial measure defined below

	Sale of Metals
	Silver	Gold	Zinc	Lead	Total
	(in thousands except gross value per unit)
Nine Months Ended September 30, 2015
Gross value from payable metals	$4,289	$1,940	$946	$748	$7,923
Less: Deductions by smelters for treatment and refining charges	(624)	(162)	(314)	(737)	(1,837)
Sale of metals	$3,665	$1,778	$632	$11	$6,086

Quantity of metals sold (silver and gold ounces and thousands of zinc and lead pounds)	276,650	1,735	1,092	929
Gross value per unit of metals sold (1):	$15.50	$1,118	$0.87	$0.81

(1)  Gross value per unit of metals sold is a non-GAAP financial measure defined below

Cash Costs, Net of By-product Credits,
Per Payable Ounce of Silver (1)
(in thousands except per unit amounts)
Three Months Ended September 30, 2015
Cash costs	$2,641
Silver treatment and refining charges (included in sale of metals above)	189
By-product credits (included in sale of metals above)
Gold	(553)
Lead	(43)
Zinc	(159)
Cash costs, net of by-product credits (1)	$2,075

Cash cost per unit
Payable silver ounces generated	89,050
Cash costs	$29.66
Treatment and refining charges	2.12
By-product credits	(8.48)
Cash costs, net of by-product credits, per payable ounce of silver (1)	$23.30

(1)  Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure defined below

Cash Costs, Net of By-product Credits,
Per Payable Ounce of Silver (1)
(in thousands except per unit amounts)
Nine Months Ended September 30, 2015
Cash costs	$8,116
Silver treatment and refining charges (included in sale of metals above)	624
By-product credits (included in sale of metals above)
Gold	(1,777)
Lead	(11)
Zinc	(632)
Cash costs, net of by-product credits (1)	$6,320

Cash cost per unit
Payable silver ounces generated	265,118
Cash costs	$30.61
Treatment and refining charges	2.35
By-product credits	(9.13)
Cash costs, net of by-product credits, per payable ounce of silver (1)	$23.84

(1)  Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure defined below

Non-GAAP Financial Measures

Cash costs, net of by-product credits, per payable ounce of silver and gross value per unit of metals sold are non-GAAP financial measures that are widely used in the mining industry. Under GAAP, there is no standardized definition of cash cost, net of by-product credits, per payable ounce of silver, or gross value per unit of metals sold, and therefore the Company’s reported cash costs and reported gross value per payable metals sold may not be comparable to similar measures reported by other companies.

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

Gross value per unit of metals sold is calculated by dividing the gross value of each such payable metal (silver, gold, zinc, and lead) contained in the concentrate products that the Company sells by the quantity of that payable metal in those products.  The gross value of each payable metal is determined by subtracting from the sale of metals attributable to that metal the amount deducted by smelters for treatment and refining charges attributable to that metal.

We provide cash costs, after by-product credits and gross value per payable metals sold to provide additional information regarding the performance of the Velardeña Properties, and believe the use of these measures provides investors with useful information about the underlying costs and profitability of our mining and processing activities. Cash costs, after by-product credits and gross value per unit of payable metals sold, are important statistics that the Company uses to measure the Velardeña Properties’ performance. It also allows us to benchmark the performance of the Velardeña Properties against those operations of our competitors. The statistics are also useful in identifying acquisition and investment opportunities since they provide common tools for measuring the financial performance of other mines with varying geologic, metallurgical and mining and processing characteristics.

The following tables present a reconciliation for the three and nine months ended September 30, 2015 between the non-GAAP measure of cash cost, net of by-product credits, per payable ounce of silver, to the most directly comparable GAAP measure, cost of metals sold. A reconciliation for the three and nine month periods ended September 30, 2015 of the non-GAAP measure of gross value per unit of metals sold to the GAAP measure, sale of metals, is shown in the two tables entitled “Sale of Metals” on page 29 of this Quarterly Report on Form 10-Q.

Reconciliation of Cash Costs to Cost of Metals Sold

Reconciliation of Costs of Metals Sold (GAAP)
to Cash Costs (Non-GAAP)
(in thousands)
Three Months Ended September 30, 2015
Cash costs	$2,641
Reconciliation to GAAP
Write down of inventories to net realizable value	(59)
Change in inventory (excluding depreciation, depletion and amortization)	16
Cost of metals sold	$2,598

Reconciliation of Costs of Metals Sold (GAAP)
to Cash Costs (Non-GAAP)
(in thousands)
Nine Months Ended September 30, 2015
Cash costs	$8,116
Reconciliation to GAAP
Write down of inventories to net realizable value	113
Change in inventory (excluding depreciation, depletion and amortization)	156
Cost of metals sold	$8,385

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine month periods ended September 30, 2015 to the results from operations for the three and nine month periods ended September 30, 2014.

Three Months Ended September 30, 2015

Revenue from the sale of metals.  We recorded $1.8 million in revenue for the three months ended September 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico. We did not record any revenue for the three months ended September 30, 2014 due to the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014.

Costs of metals sold.  For the three months ended September 30, 2015 we recorded $2.6 million of costs of metals sold, including a $0.1 million write down of finished goods inventory to its estimated net realizable value.  We did not record any cost of metals sold during the three months ended September 30, 2014 due to the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014.

Exploration expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $0.6 million for the three months ended September 30, 2015, as compared to $1.0 million for the three months ended September 30, 2014.  Exploration expense for both years was incurred primarily in Mexico and Argentina and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses in 2015 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense.  There were no Velardeña project expenses for the three months ended September 30, 2015.  We recorded only a nominal amount for capital expenditures at our Velardeña Properties for the three months ended September 30, 2015.  During the three months ended September 30, 2014 we incurred $2.0 million of total project expenses at our Velardeña Properties primarily related to the start up of mining activities in advance of the restart of the processing plant in the fourth quarter of 2014.  The $2.0 million of project expenses included $0.2 million of expenditures for repairs to the processing plant. In addition to amounts expensed during the three months ended September 30, 2014, we incurred capital expenditures of approximately $0.4 million for plant construction and equipment.

Velardeña shutdown and care and maintenance costs.  During the three months ended September 30, 2015 we increased our reserve for obsolescence of materials and supplies inventory due to the suspension of mining and processing activities at the Velardeña Properties, as discussed above, and recorded a noncash charge to shutdown costs of approximately $0.4 million.  For the three months ended September 30, 2014 we did not record any expenses related to shutdown and care and maintenance at our Velardeña Properties as the result of the resumption of mining activity in July 2014 and processing of mined material in November 2014.

El Quevar project expense.  During the three months ended September 30, 2015 and 2014 we incurred $0.2 million and $0.5 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred outside of the El Quevar project in Argentina are included in “—Exploration expense”, discussed above.

Administrative expense.  Administrative expenses totaled $1.0 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.0 million of administrative expenses we incurred during the third quarter 2015 is comprised of $0.5 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. The $0.8 million of administrative expenses we incurred during the third quarter 2014 is comprised of $0.3 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.3 million of insurance, travel expenses, rents, utilities and other office costs.  Administrative expenses were lower in 2014 due primarily to a reversal of amounts previously accrued for employee bonuses.

Stock based compensation.  During the three months ended September 30, 2015 we incurred expense related to stock based compensation in the amount of $0.1 million compared to $0.2 million for three months ended September 30, 2014. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During each of the three months ended September 30, 2015 and 2014 we incurred less than $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and reclamation activities at the El Quevar project in Argentina.

Impairment of long lived assets. We assess the recoverability of our property, plant and equipment and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The continued negative gross margin and the suspension of mining and sulfide processing activities at the Velardeña Properties in early November 2015 were events that required an assessment of the recoverability of the Velardeña Properties asset group at September 30, 2015. We completed an impairment analysis at September 30, 2015 and determined that our mineral and exploration properties at the Velardeña Properties were impaired (see Note 3 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q). As a result we recorded a $13.2 million impairment charge related to long lived assets.  There were no such charges during the three months ended September 30, 2014.

Other operating income, net.  We recorded only a nominal amount of other operating income for the three months ended September 30, 2015 compared to $0.7 million for the three months ended September 30, 2014. The net amount for 2014 consists primarily of the sale of exploration properties in Mexico and Peru.

Depreciation, depletion and amortization.  During the three months ended September 30, 2015 we incurred depreciation, depletion and amortization expense of $1.2 million compared to $0.8 million for the three months ended September 30, 2014. The increase in depreciation, depletion and amortization in 2015 is primarily the result of greater mining and processing at the Velardeña Properties.

Interest and other income.  During the three months ended September 30, 2015 we recorded approximately $0.6 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $0.9 million for the three months ended September 30, 2014, also primarily related to a reduction of this loss contingency liability.

Warrant derivative income.  During the three months ended September 30, 2015 we recorded approximately $0.2 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 13 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q). The warrant liability has been recorded at fair value as of September 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  There was no warrant liability recorded as of September 30, 2014.

Gain (Loss) on foreign currency.  We recorded a $0.1 million foreign currency loss for the three months ended September 30, 2015 compared to a gain of $0.1 million for the three months ended September 30, 2014. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes.  We recorded no income tax expense or benefit for the three months ended September 30, 2015 and 2014 respectively.

Nine Months Ended September 30, 2015

Revenue from the sale of metals.  We recorded $6.1 million in revenue for the nine months ended September 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico. We did not record any revenue for the nine months ended September 30, 2014 due to the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014.

Costs of metals sold.  For the nine months ended September 30, 2015 we recorded $8.4 million of costs of metals sold including a $0.1 million write down of finished goods inventory to its estimated net realizable value.  We did not record any cost of metals sold during the nine months ended September 30, 2014 due to the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014.

Exploration expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $2.9 million for the nine months ended September 30, 2015, as compared to $4.3 million for the nine months ended September 30, 2014.  Exploration expense for both years was incurred primarily in Mexico and Argentina and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses in 2015 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense.  We recorded $0.1 million for the nine months ended September 30, 2015 for expenses primarily related to the preparation of an updated estimate of mineralized material for the Velardeña Properties. We recorded only nominal amounts for capital expenditures at our Velardeña Properties for the nine months ended September 30, 2015.  During the nine months ended September 30, 2014 we incurred $2.0 million of project expenses related to our Velardeña Properties primarily related to the start up of mining activities in advance of the restart of the processing plant in the fourth quarter of 2014.  The $2.0 million of project expenses included $0.2 million of expenditures for repairs to the processing plant. In addition to amounts expensed during the nine months ended September 30, 2014 we incurred capital expenditures of approximately $0.4 million for plant construction and equipment.

Velardeña shutdown and care and maintenance costs.  During the nine months ended September 30, 2015 we increased our reserve for obsolescence of materials and supplies inventory due to the suspension of mining and processing activities at the Velardeña Properties, as discussed above, and recorded a noncash charge to shutdown costs of approximately $0.4 million. We recorded $2.5 million for the nine months ended September 30, 2014 for expenses related to shutdown and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing of mined material resumed in November 2014, as discussed above.

El Quevar project expense.  During the nine months ended September 30, 2015 and 2014 we incurred $1.0 million and $1.2 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred outside of the El Quevar project in Argentina are included in “—Exploration expense”, discussed above.

Administrative expense.  Administrative expenses totaled $3.4 million for the nine months ended September 30, 2015 compared to $3.6 million for the nine months ended September 30, 2014. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $3.4 million of administrative expenses we incurred for the nine months ended September 30, 2015 is comprised of $1.6 million of employee compensation and directors’ fees, $0.8 million of professional fees and $1.0 million of insurance, rents, travel expenses, utilities and other office costs. The $3.6 million of administrative expenses we incurred for the nine months ended September 30, 2014 is comprised of $1.5 million of employee compensation and directors’ fees, $0.9 million of professional fees and $1.2 million of insurance, travel expenses, rents, utilities and other office costs.  Administrative expenses were lower in 2015 due primarily to fewer staff employees and lower auditing and other professional fees.

Stock based compensation.  During the nine months ended September 30, 2015 we incurred expense related to stock based compensation in the amount of $0.4 million compared to $0.8 million for nine months ended September 30, 2014. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During the nine months ended September 30, 2015 and 2014 we incurred $0.2 million and $0.1 million, respectively, of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and reclamation activities at the El Quevar project in Argentina.

Impairment of long lived assets. We assess the recoverability of our property, plant and equipment and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The continued negative gross margin and the suspension of mining and sulfide processing activities at the Velardeña Properties in early November 2015 were events that required an assessment of the recoverability of the Velardeña Properties asset group at September 30, 2015. We completed an impairment analysis at September 30, 2015 and determined that our mineral and exploration properties at the Velardeña Properties were impaired (see Note 3 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q). As a result we recorded a $13.2 million impairment charge related to long lived assets.  There were no such charges during the nine months ended September 30, 2014.

Other operating income, net.  We recorded other operating income of $0.5 million for the nine months ended September 30, 2015 compared to $0.7 million for the nine months ended September 30, 2014. The net amount for 2015 and 2014 consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the nine months ended September 30, 2015 we incurred depreciation, depletion and amortization expense of $3.7 million compared to $2.4 million for the nine months ended September 30, 2014. The increase in 2015 is primarily the result of restarting mining and processing at the Velardeña Properties as noted above.

Interest and other income.  During the nine months ended September 30, 2015 we recorded approximately $2.0 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. We recorded interest and other income of $1.8 million for the nine months ended September 30, 2014, primarily related to this loss contingency liability.

Warrant derivative income.  During the nine months ended September 30, 2015 we recorded approximately $1.1 million of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 15 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q). The warrant liability has been recorded at fair value as of September 30, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  There was no warrant liability recorded as of September 30, 2014.

Gain (Loss) on foreign currency.  We recorded a $0.1 million foreign currency loss for the nine months ended September 30, 2015 compared to a gain of $0.1 million for the nine months ended September 30, 2014.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income taxes.  We recorded no income tax expense or benefit for the nine months ended September 30, 2015 and 2014.

Liquidity, Capital Resources and Going Concern

At September 30, 2015 our aggregate cash and cash equivalents totaled $0.9 million and we expect to have a cash balance of approximately $2.0 million at December 31, 2015 based on the assumptions described below and including the receipt in October 2015 of $5.0 million from the Sentient Loan.  The recently executed lease of the oxide plant at the Velardeña Properties is expected to generate approximately $0.2 million in net cash flow during the fourth quarter of 2015.  During 2016, leasing the oxide plant is expected to generate between $4.0 and $5.0 million of net cash flow. The actual amount that we spend during the remainder of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including costs incurred in the suspension of mining and processing activities at the Velardeña Properties and the cost of continued project assessment work at our other exploration properties.

Our cash and cash equivalents balance at September 30, 2015 of $0.9 million is $7.7 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to the negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $2.3 million, $2.8 million in other exploration expenditures, $1.0 million in maintenance and property holding costs at the El Quevar project and $3.4 million in general and administrative expenses, offset in part by $0.4 million of proceeds from sales of non strategic property and equipment and a $1.4 million reduction in working capital and other items primarily due to collections of value added tax (“VAT”) receivables, decreases in product inventories and an increase in accounts payable associated with mining and processing activities at the Velardeña Properties.

With the cash balance at September 30, 2015 of $0.9 million and the $5.0 million of proceeds from the Sentient Loan received in October, 2015, we plan to spend the following amounts totaling approximately $3.9 million during the remainder of 2015.

•                  Approximately $2.0 million at the Velardeña Properties for costs associated with the suspension of mining and processing activities, including severance, net working capital obligations, and other costs to place the property on care and maintenance;

•                  Approximately $0.6 million on other exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including the initial payment under the exploration and exploitation agreement relating to the San Luis de Cordero property;

•                  Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs; and

•                  Approximately $1.0 million on general and administrative costs.

The actual amount that we spend during the remainder of 2015 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including costs incurred in the suspension of mining and processing activities at the Velardeña Properties and the cost of continued project assessment work at our other exploration properties.

We do not currently expect we will generate sufficient funds internally to pay the principal and interest on the Sentient Loan when it becomes due on October 27, 2016.  We plan, and are required by the Loan Agreement, to seek external funding through the sale of equity or securities convertible into equity in order to raise sufficient funds to repay principal and pay interest on the Sentient Loan.  There can be no assurance that we will be successful in obtaining sufficient external funding on terms acceptable to us or at all.  If the Sentient Loan is converted in full, our projected cash balance at the end of 2015 and the anticipated net cash flow from the leasing of the oxide plant should provide adequate funds to continue our business plans through 2016.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment (see Note 9 of our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q) are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  These material uncertainties, including repayment of the Sentient Loan, may cast significant doubt on our ability to continue as a going concern.  Our consolidated financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña Properties, the El Quevar project and certain properties in our exploration portfolio; the timing and budget for costs related to shutdown and care and maintenance at our Velardeña Properties; expectations regarding fourth quarter 2015 processing activity and metals sales with respect to material mined from our Velardeña Properties; anticipated cash costs per payable ounce net of by-product credits and operating margins; anticipated timing of processing from the oxide plant and cash flow from the Hecla lease of the oxide plant; planned drilling programs, anticipated costs and timing of a 43-101 resource estimate and preliminary economic analysis for our newly acquired Cordero property; expectations and assumptions related to the Sentient Loan, including the potential conversion by Sentient of the Note, potential conversion prices pursuant to the Note, the possible number of shares of common stock that might be issued on conversion of the note and whether such issuance would constitute a change of control of the Company or the potential effects of such change of control; anticipated recovery of certain VAT payments; potential liabilities in connection with a tax audit and foreign withholding taxes; future accruals of asset retirement amounts; expected spending for the fourth quarter 2015; our expected cash balances and needs; anticipated debt or equity financing; and statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•                        Higher than anticipated costs related to the shutdown and care and maintenance activities at the Velardeña Properties;

•                        Potential inability to develop a re-start plan for the Velardeña Properties that at then current silver and gold prices would indicate a sustainable cash positive margin for operations;

•                        Risks related to a potential re-start of our Velardeña Properties, including variations in the nature, quality and quantity of any mineral deposits that may be located there, our ability to extract minerals from the mines successfully or profitably at lower silver and gold prices, mining or processing problems, further decreases in expected silver and gold prices, our ability to obtain and maintain any necessary permits, consents, or authorizations for mining and processing, accidents and other unanticipated events and our ability to raise capital to maintain our business;

•                        Our ability to obtain necessary permits or authorizations for processing material from the oxide plant for purposes of the oxide plant lease, or delays in processing at the oxide plant or lower than anticipated cash flow from the oxide plant lease;

•                        Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, feasibility and economic viability and increased costs associated with maintaining the project;

•                        Unfavorable results of future exploration and drilling programs at our exploration properties, delays in the timing of exploration results, and our ability to further advance certain exploration properties or develop a second group of mining assets in Mexico;

•                        Risks related to the Sentient Loan, including whether the Company’s stockholders approve the issuance of common stock to Sentient upon conversion of the Note, whether Sentient converts the Note and how much common stock is issued as a result, the conversion price depending on if and when the Note is converted, and whether Sentient forecloses on the Company’s principal assets if the conversion right is not approved by the Company’s stockholders;

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

•                        Volatility in the market price of our common stock; and

•                        The factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of this Report on Form 10-Q.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better.  The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the third quarter 2015, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, investors should consider carefully the following risk factors.

If we fail to obtain stockholder approval of Sentient’s note conversion rights, or otherwise default on the Sentient Loan, Sentient will have the right to foreclose on the stock of subsidiaries holding our Velardena properties and the El Quevar project and exercise other remedies.

In October 2015, pursuant to a senior secured convertible note (the “Note”), we borrowed $5.0 million (the “Sentient Loan”) from a fund managed by The Sentient Group, which together with other funds managed by The Sentient Group holds approximately 27% of our outstanding Common Stock.  The Sentient Loan is secured by the stock of the Company’s principal subsidiaries, including subsidiaries that are holding companies for or directly own the Velardeña Properties and the El Quevar project. In addition, these and other subsidiaries have guaranteed the Sentient Loan.  Principal and interest on the Sentient Loan are due on October 27, 2016.

We are required under the related loan agreement (the “Loan Agreement”) to obtain stockholder approval of the issuance of our Common Stock if Sentient elects to convert all of part of the Sentient Loan to Common Stock.  If we fail to obtain stockholder approval by January 31, 2016, as that date may be extended, we would be in default under the Loan Agreement.  Our failure to comply with other covenants typical of such loan agreements, or to pay principal and interest when due would also result in an event of default under the Loan Agreement.  If we were unable to cure defaults, Sentient could accelerate the maturity of the Note, foreclose on the stock of subsidiaries holding our principal assets, and take action to enforce guarantees against certain of our subsidiaries.

We do not currently have sufficient funds to pay principal and interest on the Sentient Loan and may not have sufficient funds to do so prior to the scheduled maturity of the Sentient Loan.  As a result of exercising its remedies in the event of a default, Sentient could acquire directly or indirectly the Company’s principal assets, which would materially and adversely affect the Company’s business, financial condition and prospects.

We may issue a significant number of shares of Common Stock upon the conversion of the Note, which could significantly dilute our existing stockholders and depress the market price of our Common Stock.

Sentient is the Company’s largest stockholder, holding in the aggregate approximately 27% of the Company’s outstanding Common Stock (excluding restricted Common Stock held by the Company’s employees). Following  approval of the Company’s stockholders as required by NYSE MKT rules, Sentient will have the right to convert principal and accrued interest under the Sentient Loan at a conversion price equal to the lowest of (i) $0.29, equal to 90 percent of the 15-day volume weighted average price (“VWAP”) of our Common Stock for the period immediately preceding the loan closing date, (ii) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or (iii) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the borrowing date (subject to certain exceptions set forth in the Note). If Sentient converts the entire amount of principal and interest due at the loan maturity date, estimated at approximately $5.5 million, at $0.29, Sentient would own approximately 46% of the Company’s then outstanding common stock, assuming no other issuances of common stock.  A lower stock price prior to the conversion date or the effects of an anti-dilution adjustment in the Note could further reduce the conversion price significantly, and significantly increase the number of shares of Common Stock issuable on conversion, and Sentient’s resulting ownership percentage.

The Common Stock issuable upon conversion of the Note may represent overhang that may adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock typically decreases, and any additional shares which stockholders attempt to sell in the market further decrease the share price.  Our stock price is currently below $0.29, the highest price at which the Note may be converted.   Decreases in our stock price below $0.29 have the effect of decreasing the conversion price and increasing the number of shares to be issued on conversion, which could further decrease our stock price.

A significant increase in the number of our outstanding shares resulting from conversion of the Note could exert downward pressure on the market price for our common stock and would significantly dilute the voting power of our outstanding common stock.

Our issuance of a significant number of shares of Common Stock upon the conversion of the Note could result in a change of control.

If we issue a significant amount of Common Stock to Sentient upon conversion of the Note, a change of control could occur.  If a change of control occurs, Sentient could exert significant control over the Company, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving the Company. Through control of the board of directors and increased voting power, including an ability to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities).

We will require additional external financing to fund our continuing business activities in the future.

As of September 30, 2015, we had $0.9 million in cash and cash equivalents. With the $5.0 million of proceeds received from the Sentient loan and anticipated costs during the remainder of 2015, including costs associated with the suspension of mining and processing activities at the Velardeña Properties, we expect to have a cash balance of approximately $2.0 million at December 31, 2015.

We do not, however, currently expect we will generate sufficient funds internally to repay the Sentient Loan in cash when it becomes due on October 27, 2016. We plan, and are required by the Loan Agreement, to seek external funding through the sale of equity or debt securities in order to raise sufficient funds to repay principal and pay interest on the Sentient Loan. There can be no assurance that we will be successful in obtaining sufficient external funding on terms acceptable to the Company or at all. If the Sentient Loan is not converted in full, even with our projected cash balance at end of 2015 and the anticipated net cash flow from the leasing of the oxide plant, we will not have adequate funds to continue our business plans through 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.   Exhibits

10.1	Loan Agreement by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P., dated as of October 27, 2015.
10.2	Senior Secured Convertible Note issued in favor of Sentient Global Resources Fund IV, L.P., dated as of October 27, 2015.
10.3	Form of Change of Control Benefit Waiver Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date: November 16, 2015	By:	/s/ Warren M. Rehn
Warren M. Rehn
Chief Executive Officer

Date: November 16, 2015	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer