Form 10-K
period 2015-12-31
Golden Minerals Co
filed 2016-02-25
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Do not check if a (smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $13,188,091, based on the closing price of the registrant’s common stock of $0.35 per share on the NYSE MKT on June 30, 2015. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2015 included all directors and officers and one shareholder that held approximately 29.1% of its outstanding common stock. The number of shares of common stock outstanding on February 24, 2016 was 76,690,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.  These statements include statements relating to our plans, expectations and assumptions concerning anticipated care and maintenance costs at the Velardeña Properties (defined below), expectations regarding the oxide plant lease including its duration and revenues, planned exploration of certain properties in Mexico and other planned exploration activities and the planned costs of exploration, anticipated 2016 expenditures, expected need for external financing, costs related to our El Quevar project and our exploration properties, and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•                                          Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;

•                                          Lower revenue than anticipated from the oxide lease, which could result from delays or problems at the third party’s mine or at the oxide plant, permitting problems at the third party’s mine or the oxide plant, delays in constructing additional tailings capacity at the oxide plant, earlier than expected termination of the lease or other causes;

•                                          Whether Sentient will convert the remaining principal and interest of the Sentient Loan (defined below) into our common stock or whether we will be required to pay the remaining principal and interest in cash and, if the latter, whether we will be able to raise the capital necessary to do so on terms acceptable to us or at all;

•                                          Continued decreases or insufficient increases in silver and gold prices;

•                                          Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results or;

•                                          Unfavorable results from exploration at the Santa Maria, San Luis del Cordero, Rodeo or other exploration properties and whether we will be able to advance these or other exploration properties;

•                                          Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or the Company’s exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;

•                                          Whether we will be able to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

•                                          Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

•                                          Risks related to the El Quevar project in Argentina, including whether we will be able to find a joint venture partner to advance the project, the feasibility and economic viability and unexpected costs of maintaining the project;

•                                          Our ability to hire or retain key management and mining personnel necessary to successfully manage and grow our business;

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

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-K.

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

“National Instrument 43-101” or “NI 43-101” means the standards of disclosure for mineral projects prescribed by the Canadian Securities Administrators.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company, and we own the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants (the “Velardeña Properties”) in the State of Durango, Mexico, the El Quevar advanced exploration property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico. The Velardeña Properties and the El Quevar advanced exploration property are our only material properties. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

Due to continuing net operating losses, we suspended mining and sulfide processing activities at our Velardeña Properties in November 2015 in order to conserve the asset until we are able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or we are able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.

In July 2015 we entered into a leasing agreement with Minera Hecla, S.A. de C.V. (“Hecla”), a Mexican corporation and wholly owned subsidiary of Hecla Mining Company, which for a monthly fixed fee and a variable tonnage fee will allow Hecla to process its own material through our oxide plant at the Velardeña Properties for a period of up to 30 months.  Hecla began processing material in mid-December 2015, and we expect to receive net cash under the lease of between $4.0 and $5.0 million in 2016.

We are primarily focused on evaluating and searching for mining opportunities in North America (including Mexico) with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña Properties, which may include the Santa Maria Mine located in the Parral District in Chihuahua State, Mexico, the Santa Rosa vein located in the San Luis del Cordero District in Durango or the Rodeo property located west of the Velardeña Properties in Durango. We also are focused on continuing to advance certain exploration properties located primarily in Mexico and on holding our El Quevar advanced exploration property in Argentina until we can find a partner to further advance the project. We also continue to review strategic opportunities from time to time.

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

Prior to suspending mining and processing at the Velardeña Properties in November 2015, we had revenues from the sale of silver, gold, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2015, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and we are the successor to Apex Silver Mines Limited (“Apex Silver”) for purposes of reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. On September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”) and now own the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described under “—Velardeña Properties”. Since the business combination with ECU, we have focused primarily on the further advancement and improvement of the Velardeña Properties, as well as identifying and establishing other mining opportunities with near term prospects.

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

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company focused in Mexico. We also review strategic opportunities from time to time.

Velardeña Properties.  Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties in November 2015 in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill. Prior to shutdown, we generated payable metals in 2015 totaling approximately 465,000 silver equivalent ounces (equivalents calculated at 70:1 silver to gold), including approximately 327,000 ounces of silver and 1,975 ounces of gold. In July 2015, we leased the oxide plant to a third party, which for a monthly fixed fee and a variable tonnage fee will allow the third party to process its own material through the plant for up to 30 months.

El Quevar Project.  We continue to hold our El Quevar property on care and maintenance and to reduce holding costs until we can find a partner to fund further exploration.

Exploration Focus.  We are focused on evaluating and searching for mining opportunities in North America (including Mexico) with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña Properties, which may include the Santa Maria Mine located in the Parral District in Chihuahua State, the Santa Rosa vein located in the San Luis del Cordero District in Durango or the Rodeo property located west of the Velardeña Properties in Durango. During 2015 we mined approximately 3,000 tonnes of material from the Santa Maria mine from a high grade portion of a mineralized vein as bulk samples, generating approximately 113 tonnes of concentrates containing about 47,000 ounces of silver and 80 ounces of gold.  In November 2015, we acquired the mining rights for the Santa Rosa vein in the San Luis del Cordero Project.  We started a drilling program in February 2016 to test extensions of the Santa Rosa vein on strike and to complete infill drilling.   We also plan to drill at the Rodeo property in 2016 or early 2017 to explore for extensions of the near-surface gold mineralization that was identified by previous exploration. During 2016 we plan to focus our exploration efforts primarily on the Santa Maria mine and the Santa Rosa vein, and exploration on certain other properties. We expect our expenditures for the exploration program in 2016 to be approximately $2.2 million.

Experienced Management Team.  We are led by a team of mining professionals with approximately 60 years of combined experience in exploration, project development, construction and operations all over the world. Our executive officers have held senior positions at various large mining companies including, among others, Cyprus Amax Minerals Company, INCO Limited, Meridian Gold Company, Barrick Gold Exploration and Noranda Exploration. Our executive team has a proven ability to manage large projects in challenging environments.

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

Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes five different major vein systems including the Terneras, Roca Negra, San Mateo, Santa Juana and San Juanes systems. During 2015 we mined from the San Mateo, Terneras and Roca Negra vein systems as well as the Santa Juana vein system to augment grades as mining and processing rates ramped up.

We own a 300 tonne per day flotation sulfide mill situated near the town of Velardeña, which accounted for 100% of our revenue from saleable metals during 2015 and 2014. The mill includes lead, zinc and pyrite flotation circuits in which we can process the sulfide material to make lead, zinc and pyrite concentrates. Most of the silver and gold sold in 2014 and 2015 was contained in the lead concentrate. During 2015 we processed all our mined material through the sulfide plant.

We also own a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine, which we previously used to process oxide and mixed sulfide/oxide material from the Velardeña Properties. In July 2015, we leased the oxide plant to a third party to process its own material through the plant for up to 30 months. The third party began processing material at the plant in December 2015.  We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

Prior to shutdown, we trucked material from the Velardeña mines to the sulfide plant. In January 2012 we completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings for approximately four additional years at the average processing rate of 285 tpd.   At the oxide plant, we completed the first stage of a new tailings pond during May 2013. Additional tailings expansion work at the oxide plant is planned for 2016 to accommodate tailings for the third party lessee, at the cost of the third party lessee.

Power for all of the mines and plants is provided through substations connected to the national grid. Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently pumping from the three wells associated with the oxide plant which is more than sufficient for the third party lessee’s processing operations.

The following map shows the location of the Velardeña Properties.

Property History

Exploration and mining in the Velardeña district extends back to at least the late 1500s or early 1600s, with large scale mining beginning in 1888 with the Velardeña Mining and Smelter Company. In 1902, the mining properties were acquired by ASARCO, who mined the property until 1926 when the mines were closed. For the next 35 years, the mines were operated from time to time by small companies and local miners. The property was nationalized in 1961, and in 1968 the sulfide processing plant was built by the Mexican government. In 1994, William Resources acquired the concessions comprising the Velardeña Properties. In 1997, ECU Gold (the predecessor to ECU Silver Mining Inc.) purchased from William Resources the subsidiaries that owned the concessions and the oxide processing plant. The sulfide processing plant was acquired in 2004.

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiaries Minera William S.A. de C.V. At present, a total of 30 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 895 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2015, we made such payments totaling approximately $12,000 and expect to pay approximately $15,000 in 2016.  We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

The Velardeña Properties are subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding our properties to obtain surface access rights needed in connection with our mining and exploration activities. We currently have contracts with two ejidos to secure surface rights for our Velardeña Properties with a total annual cost of approximately $25,000. We have a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021,  and a 25-year contract with the Vista Hermosa ejido, which provides exploration access and access rights for roads and utilities for our Velardeña Properties until 2038.

The following Velardeña Properties exploitation concessions are identified below by name and number in the Federal government Public Registry of Mining.

Mine/Area	Name of Exploitation Concession	Concession Number
Velardeña	AMPL. DEL ÁGUILA MEXICANA	85580
	ÁGUILA MEXICANA	168290
	LA CUBANA	168291
	TORNASOL	168292
	SAN MATEO NUEVO	171981
	SAN MATEO	171982
	RECUERDO	171983
	SAN LUIS	171984
	LA NUEVA ESPERANZA	171985
	LA PEQUEÑA	171988
	BUEN RETIRO	172014
	UNIFICACIÓN SAN JUAN EVANGELISTA	172737
	UNIFICACIÓN VIBORILLAS	185900
	BUENAVENTURA No. 3	188507
	EL PÁJARO AZÚL	188508
	BUENAVENTURA 2	191305
	BUENAVENTURA	192126
	LOS DOS AMIGOS	193481
	VIBORILLAS NO. 2	211544
	KELLY	218681

Chicago	SANTA TERESA	171326
	SAN JUAN	171332
	LOS MUERTOS	171986
	EL GAMBUSINO	171987
	AMPLIACIÓN SAN JUAN	183883
	MUÑEQUITA	196313
	SAN AGUSTÍN	210764
	EL PISTACHÓN	220407
	LA CRUZ	189474
	EL MOGOTE FRACCION I	221401

We hold water concessions in wells that provide water for the Velardeña Properties. In Mexico water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2015 we made such payments totaling approximately $25,000 and expect to pay approximately the same amount in 2016. We are required to pay a fine to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. During 2015 we did not incur any over usage or under usage fines.

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

The following is a description of the individual geological characteristics and mineralization found on each of the properties comprising the Velardeña and Chicago mines.

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

Chicago Mine

On the Chicago property, the oldest rocks outcropping are Cretaceous limestone of the Aurora Formation which are highly folded. This limestone is locally metamorphosed by the intrusion of the Tertiary dioritic stocks and dykes. The general geology of the Chicago property is very similar to the geology of the Velardeña property. The Chicago veins strike northeast and dip steeply southeast. Chicago ore tends to be higher in lead and zinc than the Santa Juana ore. Vein widths at Chicago are variable and tend to be narrower than at the Santa Juana deposit, especially in the skarn host.

2014 Technical Report

During the first quarter of 2015, the engineering firm of Tetra Tech, Inc. (“Tetra Tech”) completed an estimate of mineralized material at the Velardeña Properties, set forth in the following table:

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

The following table shows the reduction in mineralized material reported in the Tetra Tech report that resulted from extraction and processing of mineralized material in 2015.

Mineralized Material	Tonnes (in thousands)	Gold (Au) Grade (Grams per tonne)	Contained Gold (Au) oz.	Silver (Ag) Grade (Grams per tonne)	Contained Silver (Ag) oz. (in thousands)	Lead (Pb) Grade %	Contained Lead (Pb) lbs. (in thousands)	Zinc (Zn) Grade %	Contained Zinc (Zn) lbs. (in thousands)
Mineralized Material at December 31, 2014
Velardeña Mine
Oxide and mixed	572	4.1	74,780	295	5,425	1.34	16,898	1.07	13,493
Sulfide	1,032	3.9	127,741	274	9,101	1.11	25,254	1.42	32.307
Chicago Mine
Oxide and mixed	91	3.2	9,362	208	609	3.77	7,563	2.80	5,617
Sulfide	98	2.8	8,822	165	520	2.97	6,417	3.49	7,540

Total Mineralized Material at December 31, 2014	1,793	3.8	220,406	272	15,655	1.42	56,132	1.49	58,958

2015 Extraction
Velardeña Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	76	2.6	6,371	156	383	0.80	1,343	1.09	1,839
Chicago Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	5	1.9	310	117	19	2.00	220	2.82	311

Total Tonnes Extracted in 2015	81	2.6	6,681	154	401	0.87	1,564	1.20	2,150

Metal loss adjustments during 2015
Velardeña Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	—	—	(3,063)	—	(290)	—	(522)	—	(547)
Chicago Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	—	—	(140)	—	(8)	—	(107)	—	(74)

Total Tonnes Extracted in 2015	—	—	(3,203)	—	(297)	—	(629)	—	(621)

Mineralized Material at December 31, 2015
Velardeña Mine
Oxide and mixed	572	4.1	74,780	295	5,425	1.34	16,898	1.07	13,493
Sulfide	956	3.9	118,308	274	8,429	1.11	23,389	1.42	29,921
Chicago Mine
Oxide and mixed	91	3.2	9,362	208	609	3.77	7,563	2.80	5,617
Sulfide	93	2.8	8,372	165	493	2.97	6,089	3.49	7,155

Total Mineralized Material at December 31, 2015	1,712	3.8	210,522	272	14,956	1.43	53,940	1.49	56,187

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

Velardeña Properties 2015 Activities

In November 2015 we suspended mining and sulfide processing activities at our Velardeña Properties in order to conserve the asset until we are able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or we are able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.

As a result of the shutdown of mining and sulfide processing activities at our Velardeña Properties, in the fourth quarter 2015, we incurred approximately $1.2 million in related costs for employee severance, material and supplies inventory write downs, and other shutdown expenditures to place the property on care and maintenance and expect to incur approximately $0.3 million in quarterly holding costs for as long as mining and processing activities remain suspended.  We retained a core group of employees, most assigned to operate the oxide plant that is leased to a third party described below and not affected by the shutdown.  The retained employees also include an exploration group and an operations and administrative group to continue to advance our plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

In July 2015 we leased our Velardeña oxide plant to a third party for an initial term of 18 months beginning July 1, 2015.  The lease may be extended beyond the initial 18 month term for six additional months at the lessees’ option, and then for a subsequent six months unless we elect to use the plant to process material from our own sources.  The lease contains typical covenants and termination rights. The third party is responsible for all costs associated with the start-up, operation and maintenance of the oxide plant. The third party began making nominal monthly payments to us beginning July 1, 2015 and began processing material in mid-December, which increased the monthly fixed fee under the lease and commenced variable charges for tonnes processed. Approximately 6,000 tonnes of material were processed at the leased oxide plant in December, resulting in revenues of approximately $130,000 in addition to fixed fees and reimbursable expenses.  Once the third party reaches its intended capacity of approximately 400 tonnes per day, monthly payments to us, net of reimbursable costs, should total approximately $400,000 per month, including variable and fixed fees, or nearly $5.0 million annually.

2015 and 2014 Mining and Processing

During 2015 the processing facilities generated approximately 465,000 payable silver equivalent ounces, including approximately 327,000 ounces of silver and 1,975 ounces of gold, and sold approximately 494,000 silver equivalent ounces.  Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce. Also, during 2015 the processing facilities generated approximately 1.1 million pounds of payable lead and 1.2 million pounds of payable zinc. Full year 2015 cash costs were $22.16 per payable silver ounce net of by-product credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “Item 7 —Non-GAAP Financial Measures”.

Payable metals and cash costs per payable silver ounce, net of by-product credits, were negatively impacted during 2015 by lower average grades of plant feed of 160 grams per tonne (“gpt”) silver and 2.6 gpt gold. Mined material delivered from stopes rather than access drives was lower than expected, resulting in higher than expected dilution and lower than expected grades delivered to the plant.  During the year we used primarily shrinkage stope mining, standard mechanized cut and fill and overhand cut and fill mining methods. We also mined material from the Chicago mine during the third quarter to use for blending purposes to improve the lead content of the plant feed, which was also expected to have a positive impact on silver, gold and lead recoveries.

Mill throughput improved during 2015, with throughput of up to 370 tpd and an average rate of 252 tpd for the full year.  Alterations to the pyrite concentrate circuit in the mill resulted in a small volume of gold bearing pyrite concentrates during the second half of 2015, although overall payable gold recovery was negatively impacted for the full year.

The following table shows actual silver, gold and silver equivalent payables for the fourth quarter 2014 and for 2015 until we suspended mining and sulfide processing in mid-November 2015.

	Payable Metal
	2014	2015

Silver (oz)	28,746	326,651
Gold (oz)	194	1,976
Silver equivalent (AgEq)(oz)(3)	42,326	464,971

Note: Equivalents calculated at 70:1 silver to gold.

The table below sets forth the mining and processing statistics of our Velardeña Properties for the last six months of 2014 and through mid-November of 2015.

	The Year Ended December 31,
	2014	2015
Tonnes Milled
(includes stockpiles)
Oxide plant	—	—
Sulfide plant	14,322	80,736
	14,322	80,736
Combined plant grades
(Grams per tonne)
Silver	119	160
Gold	1.57	2.63
Combined plant recovery (3)
Silver	56.6%	78.7%
Gold	29.0%	28.9%

Contained Metals (3)
(includes stockpiles)
Silver ounces	30,615	351,228
Gold ounces	209	2,270
Silver equivalent ounces (70:1)	45,245	510,128
Lead - pounds (000)	124	1,238
Zinc - pounds (000)	155	1,455

Payable Metals (3)
(includes stockpiles)
Silver ounces	28,746	326,651
Gold ounces	194	1,976
Silver equivalent ounces (70:1)	42,326	464,971
Lead - pounds (000)	111	1,107
Zinc - pounds (000)	135	1,216

Products sold
Doré - kilograms	—	—
Precipitate - kilograms	—	45
Lead concentrates - tonnes	72	2,087
Zinc concentrates - tonnes	36	1,430
Pyrite concentrates - tonnes	—	633
Copper concentrates - tonnes	—	—

Payable metals in products sold
Silver ounces	9,489	346,369
Gold ounces	75	2,114
Silver equivalent ounces (70:1)	14,739	494,349
Lead - pounds (000)	40	1,165
Zinc - pounds (000)	34	1,321

Note:   Current payable metals and recoveries include final metal settlements pertaining to sales of previously reported payable metals.

The following table shows the recovery rates for silver, gold, lead and zinc at each of our processing facilities for 2014 and 2015.

	2014(1)	2015
Oxide plant recovery
Silver	—%	—%
Gold	—%	—%
Sulfide plant recovery
Silver	56.6%	78.7%
Gold	29.0%	28.9%
Lead	51.7%	70.2%
Zinc	45.6%	57.2%

(1)  Recoveries were low in 2014 due to the buildup of in-process inventories in the sulfide plant associated with the start-up of processing activities in November 2014.

Product Mix

During 2015, our mining plan called for the processing of mined material to make silver and gold bearing lead, zinc and pyrite concentrates. In 2015 we sold from the Velardeña Properties lead, zinc and pyrite concentrates containing payable quantities of silver, gold, lead and zinc, selling approximately 346,000 ounces of silver and approximately 2,114 ounces of gold. Silver sales accounted for approximately 60% and 70% of our revenue from saleable metals during 2015 and 2014, respectively, while gold sales accounted for approximately 30% and 30% of our revenue from saleable metals during 2015 and 2014, respectively.

The sulfide plant at the Velardeña Properties contains a typical flotation circuit that processes material from the Velardeña Properties into lead, zinc and pyrite concentrate products.

Lead concentrates comprise approximately 50% to 60% of total concentrate products from the sulfide plant. The lead concentrates have typical assays of 30% to 35% lead, 5,000 to 6,000 grams per tonne silver, 25 to 35 grams per tonne gold, 4% to 5% zinc and 3% to 5% copper. After metal deductions, we are typically paid for 95% of contained lead, silver and gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges in 2015 were approximately $245 per tonne. Additional charges are incurred for silver and gold refining, and penalties are assessed for certain elements, such as arsenic and antimony that exceed agreed limits.

Zinc concentrates comprise approximately 40% to 50% of total concentrate products from the sulfide plant. The zinc concentrates have typical assays of 50% to 55% zinc, 500 to 600 grams per tonne silver, 1 to 2 grams per tonne gold and 1% to 2% lead. After metal deductions, we are typically paid for approximately 80% of contained zinc and 55% of silver with lesser amounts payable for the contained gold. Concentrate treatment charges are negotiated annually and generally reflect market terms for the industry for similar products. Treatment charges in 2015 were approximately $249 per tonne. Additional charges are incurred for silver and gold refining, and penalties are assessed for certain elements, such as arsenic, that exceed agreed limits.

We sold a small amount of pyrite concentrates during 2015 containing on average approximately 25 gpt gold. The pyrite concentrates will typically contain approximately 200 - 300 gpt silver and 33% to 38% sulfur.  Concentrate treatment charges are renegotiated annually and generally reflect most industry key terms for similar products. Treatment charges in 2015 were approximately $120 per tonne with payment for approximately 70% of contained gold and no payment for silver. No additional charges were incurred for refining or penalties.

In 2015 we incurred approximately $1.9 million in smelting and refining charges and approximately $0.3 million in penalty charges, primarily for arsenic and antimony included in our lead and zinc concentrates. Treatment and penalty charges are netted against revenue in our consolidated statement of operations.

Customers

During 2015 all of our revenues from mining were attributable to the sale of products from the Velardeña Properties, including lead, zinc and pyrite concentrates. In 2015 we sold lead, zinc and pyrite concentrate products to three customers under exclusive contracts, one of which expired in March 2015, one that expired in December 2015 and one that will expire in February 2016. These sales contracts include terms typical for the industry, including deductions for smelting and refining charges (or treatment charges) and penalties for contaminates present in our products sold.

Our customer contracts, including the customer contracts that expired in March 2015 and December 2015 and the customer contract that will expire in February 2016 are the types that ordinarily accompany the kind of business conducted by us and our subsidiaries and were entered into in the ordinary course. Typically our customer contracts are not material in amount, and any contract that is material in amount is not a contract on which our business is substantially dependent. Most of our customer contracts are for a term of one year or less, and many of the contract terms are negotiable during the term of the contract. The global silver and gold markets are competitive with numerous refineries willing to buy concentrates on short notice. If any one of our customer contracts had been terminated, we had identified other customers during the bidding process as additional avenues in which to sell our product. We do not believe that a loss of one particular customer would have materially delayed, disrupted or reduced revenues.

Environmental Matters and Permitting

We hold environmental licenses and environmental impact assessments that allow us to run our mines, plants and tailing facilities at our Velardeña Properties. We are required to update our environmental licenses and environmental impact assessments for expansion of or modification to any of the existing two processing plants. The construction of new infrastructure beyond the current plant facilities also would require additional permitting, which could include environmental impact assessments and land use permits. We do not expect to have difficulty obtaining additional permits or environmental impact assessments.

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

In 2014 Mexico developed an Energy sector applicable to private investment companies whereby new mining concessions are now subject to prior approval from the Ministry of Energy. Current mining concessions forming the Velardeña Properties are not subject to or affected by this approval requirement, but any new mining concessions acquired will be subject to this additional approval.

Taxes in Mexico

Mexico has a federal corporate income tax rate of 30%, and there are no state taxes on corporate net income. In determining their corporate income tax, entities are allowed to subtract from gross income various deductions permitted by law, and they are allowed a ten-year carry-forward of net operating losses. Pursuant to amendments to the federal tax laws effective January 1, 2014, a 10% withholding tax is charged on dividends distributed to shareholders, regardless of the tax residence of the recipient, out of after tax profits. However, in the case of nonresident shareholders the limitations and tax rates provided in the treaties to avoid double taxation will prevail. A foreign resident company is subject to income tax if it has a permanent establishment in Mexico. In general, a permanent establishment is a place of business where the activities of an enterprise are totally or partially carried out and includes, among others, offices, branches and mining sites.

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

Import duties apply for goods and services entering the country, unless specifically exempted due to a free trade agreement or registered under specific programs like IMMEX, under which we are currently registered. Payroll taxes are payable in most states including Durango and Coahuila, and social security, housing and pension contributions must be made to the federal government when paying salaries.

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

Under the 2014 amendments to the federal corporate income tax law, titleholders of mining concessions are required to pay an annual special duty of 7.5% of their mining related profits, determined by deducting from mining related revenues certain specified types of cash expenditures. Payment of the special duty is due at the end of March each year commencing in 2015.

Titleholders of mining concessions also are required to pay a 0.5% special mining duty, or royalty, on an annual basis, on revenues obtained from the sale of silver, gold and platinum. Similar to the 7.5% annual special duty, the 0.5% duty is due at the end of March each year commencing in 2015.

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

The El Quevar project is currently comprised of 31 mining concessions we hold directly. In total, the El Quevar project encompasses approximately 57,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions.  We can purchase one half of the royalty for $1 million in the first two years of production.  The Yaxtché deposit is located primarily on the Castor concession. We are also required to pay a 3% royalty to the Salta Province based on the mine mouth value of minerals extracted from any of our concessions. To maintain all of the El Quevar concessions, in 2015, we paid canon payment fees to the Argentine government of approximately $74,000. In 2016 we expect to pay approximately $114,000. The annual amounts in 2015 and subsequent years result from the January 2015 amendment to the National Mining Code increasing the annual canon payment by approximately four times.

The following El Quevar mine concessions are identified below by name and file number in the Salta Province Registry of Mines.

Name of Mine Concession	Concession File Number
Quevar II	17114
Quirincolo I	18036
Quirincolo II	18037
Castor	3902
Vince	1578
Armonia	1542
Quespejahuar	12222
Toro I	18332
Quevar Primera	19534
Quevar Novena	20215
Quevar Decimo Tercera	20501
Quevar Tercera	19557
Quevar Vigesimo Tercero	21043
Quevar 10	20219
Quevar Vigesimo Primera	20997
Quevar Vigesimo Septima	22403
Quevar IV	19558
Quevar Vigesimo Cuarto	21044
Quevar 11	20240
Quevar Quinta	19617
Quevar 12	20360
Quevar Decima Quinta	20445
Quevar Sexta	19992
Quevar 19	20706
Quevar Vigesimo Sexta	22087
Quevar Vigesimo Segundo	21042
Quevar Séptima	20319
Quevar Veinteava	20988
MARIANA CANTERA	15190
Arjona	18080
Quevar Vigesimo Quinto	21054

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

In 2015 we spent approximately $1.1 million at our El Quevar project on holding and maintenance costs. From the inception of our exploration activities in 2004 through December 31, 2015 we have spent approximately $75.3 on exploration and related activities at El Quevar. In 2016 we expect to spend approximately $0.5 million at our El Quevar project on maintenance and holding costs.

Exploration Properties

In addition to El Quevar, we currently control a portfolio of approximately 10 exploration properties located primarily in certain traditional precious metals producing regions of Mexico. We do not consider any of our exploration properties to be material, including those noted below.

In 2016 we plan to focus our exploration efforts primarily on the Santa Maria Mine located in the Parral District in Chihuahua State, the Santa Rosa vein located in the San Luis del Cordero District in Durango State, and possibly the Rodeo property located west of the Velardeña Properties in Durango.  During 2016 we expect our expenditures for the exploration program to total approximately $2.2 million, with approximately $0.3 million in property holding costs in Mexico and approximately $0.5 million in administrative and general reconnaissance costs in Mexico.

San Luis del Cordero

We acquired the mining rights for the Santa Rosa vein in the San Luis del Cordero Project in Durango State in November 2015 pursuant to an exploration and exploitation agreement with a wholly-owned Mexican subsidiary of Prospero Silver Corp. (“Prospero”). The Santa Rosa vein is approximately two meters wide and as currently defined extends for about 400 meters on strike.  Silver grades as reported from previous limited drilling average between 700 and 800 gpt over a two meter width in the Santa Rosa vein below the historic stopes.   Records show that the Santa Rosa vein has been mined to a depth of about 100 meters.

We started a $0.5 million drilling program in February 2016 to test extensions of the Santa Rosa vein on strike and to complete infill drilling. Our objective is to increase the size and improve the certainty of estimates of the tonnes and grade of the deposit. If our exploration results are successful, we expect to issue an estimate of mineralized material and an NI 43-101 resource estimate and preliminary economic analysis in 2016. The preliminary results of our initial metallurgical testing of material from the Santa Rosa vein indicate that the material is suitable for concentration by flotation.

If the results of our exploration and metallurgical work are successful, we could mine the vein from the existing underground mine following completion of certain rehabilitation and access projects.  We would use primarily mining equipment from our shutdown Velardeña Properties and truck mined material less than 100 kilometers on paved roads to our recently idled Velardeña sulfide mill for processing. We may require external financing to fund capital and working capital costs associated with mining the Santa Rosa vein, preliminarily estimated at approximately $3 to $4 million.

Under our agreement with Prospero, we paid Prospero $140,000 on signing and are required to pay $100,000 annually until production begins.  We must complete a minimum of 2,000 meters of drilling within the next 18 months and commence production within three years. Once mining and processing begin, we would be required to pay Prospero 15% of net proceeds from the sale of concentrates from the property and an underlying 2% net smelter return royalty to a third party.  We would be responsible for all of the costs of exploration, preparation for mining, mining, processing and sales, for which we would receive a credit in the net proceeds calculation.

Santa Maria

In August 2014, we entered into an option agreement giving us the right to acquire for $1.2 million the Santa Maria mine, a privately held property comprised of a single mining claim of 18 hectares west of Hildalgo de Parral, Chihuahua State, Mexico. During the third quarter 2015 we mined approximately 3,000 tonnes of material from the vein as bulk samples at a total cost of about $250,000 and entered into a contract to process the material for metallurgical and process testing purposes at a local third-party toll milling facility at a cost of about $100,000. The extracted material, mined from a high grade portion of the vein, had grades of approximately 500 gpt silver and 0.9 gpt gold. We do not have sufficient drilling data to predict the ultimate size of this higher grade zone.  The 3,000 tonnes of mined material processed through the toll milling facility generated approximately 113 tonnes of concentrates containing approximately 47,000 ounces of silver and 80 ounces of gold.  Under an October 2015 sales agreement, we received proceeds for approximately 32,000 ounces of silver and 45 ounces of gold with a net payable value of about $370,000.  As required by the option agreement, we used a portion of the proceeds from the sale of the concentrates to pay the claim owner an advance royalty payment of $160,000, credited toward the $1.2 million purchase price of the property, with the remaining proceeds used to reimburse our costs for exploration and mining activities at Santa Maria since April 2015.

Rodeo

We acquired the Rodeo and Rodeo 2 claims comprising 1,866 hectares 80 kilometers west of the Velardeña Properties in Durango, Mexico where previous exploration by other companies has identified a gold-bearing epithermal system exposed at the surface. We plan to conduct a 2,000 meter core drilling program in 2016 or early 2017 at an estimated cost of $300,000 to $400,000.  If our exploration efforts are successful, material from these properties could be trucked to the Velardeña oxide plant for processing after the third party lease has terminated.  Our cost to maintain the Rodeo properties includes advance royalty payments to La Cuesta International of $5,000 in 2015 and $10,000 in 2016.  La Cuesta holds a 2% net smelter return royalty on production from the claims up to a total payable amount of $5.0 million.  Our agreement requires a minimum program of 1,000 meters of drilling before May 2017.  Payments to the Mexican government to maintain the claims totaled approximately $20,000 in 2015 and are expected to total about $30,000 in 2016.

Celaya

Our Celaya properties total 6,200 hectares encompassing a strongly developed alteration system on the main Mexico Silver Belt trend located approximately 10 kilometers east of the Plata Latina Naranjillo discovery and 45 kilometers southeast of and on trend with the historic Guanajuato District. Since 2012 we have been conducting mapping and sampling exploration activities on the properties.  We completed during the second quarter of 2015 a 2,000 meter, three-hole drilling program, which identified epithermal gold and silver mineralization beneath a portion of the widespread clay-silica alteration on the claims comprising the Celaya project. The Company has entered into discussions with a third party regarding a potential farm-out of the project.

Zacatecas

Our 100% controlled Zacatecas silver and base metals project in Mexico is an exploration stage property that we have drilled in the past. Although we believe that the Zacatecas project may contain significant silver and other mineralization, we have not completed a mineralized material estimate or NI 43-101resource study on the property, and the property may not advance further.

The Zacatecas Mining District is located in the central part of Mexico, in the main Mexico Silver Belt. Our Zacatecas project surrounds the municipalities of Zacatecas, Veta Grande, Guadalupe, Pánuco, and Morelos in the state of Zacatecas, Mexico. We own approximately 149 concessions totaling approximately 7,900 hectares in the Zacatecas project.

To maintain all of the concessions in the Zacatecas project, we pay approximately $120,000 per year to the Mexican government. We are party to a finder’s fee agreement with an individual, which requires that we pay a 1% net smelter return royalty on any mineral production from certain of our Zacatecas claims. We also have the obligation to pay a 1% net smelter return royalty on the San Sabino concession, which we may buy back for $1.0 million and a 2% net smelter return royalty on the San Gil concession. For the San Gil concession, on the first anniversary of production, we would be required to purchase the San Gil royalty for $575,000 and the San Gil royalty would terminate.

San Diego

We own a 50% interest in the San Diego silver exploration property, which is subject to a joint venture agreement between ECU and Golden Tag Resources Ltd. (“Golden Tag”), with each company holding 50% of the joint venture. The property consists of four concessions and the exploration activities of the joint venture are currently managed by Golden Tag. Until March 2017, Golden Tag has the option to earn an additional 10% interest in this joint venture by making expenditures related to further exploration drilling and completing an updated resource assessment.  We hold the concessions in the San Diego property through our wholly-owned Mexican subsidiary Minera William S.A. de C.V.

The San Diego property, located in the State of Durango, Mexico, is situated approximately nine kilometers northeast of the Velardeña Properties and contains the La Cruz-La Rata and El Trovador mines as well as a number of other shallower shafts which were sunk on narrower veins such as the Cantarranas, Montanez and El Jal. The mineralization at San Diego is similar in many respects to that at our Velardeña Properties but contains less gold.

Farm-outs, Royalties and Other Dispositions

Exploration properties that we choose not to advance are evaluated for joint venture, sale of all or a partial interest and royalty potential. We currently have minority ownership interests and/or royalties in or have disposed of the following properties that were once part of our exploration portfolio:

•                  Zacatecas Royalty (Mexico).  With respect to certain concessions in a portion of our Zacatecas project in Mexico sold to a subsidiary of Capstone Mining Corp. in 2009, we are entitled to a net smelter return of 1.5% on the first one million tonnes of production, and a 3% net smelter return on production in excess of one million tonnes.  The net smelter return on production in excess of one million tonnes escalates by 0.5% for each $0.50 increment in copper price above $3.00 per pound of copper. There is currently no production on these concessions.

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

•                  Minera Silex Peru Sale (Peru).  During the third quarter 2014 we entered into an option agreement with a private party to sell our 1,100 hectare Peruvian Otuzco property for $450,000; the sale was completed in 2015.

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	61	President and Chief Executive Officer
Robert P. Vogels	58	Senior Vice President and Chief Financial Officer

Warren M. Rehn.  Mr. Rehn was appointed President of our company in May 2015 and appointed Chief Executive Officer and director in September 2015. Mr. Rehn previously served as Senior Vice President, Exploration and Chief Geologist since December 2012 and served as Vice President, Exploration and Chief Geologist since February 2012. From 2006 until February 2012, Mr. Rehn held various positions at Barrick Gold Exploration, Inc., serving most recently as Chief Exploration Geologist for the Bald Mountain and Ruby Hill mining units. From 2005 until 2007, Mr. Rehn was a consulting geologist for Gerson Lehman Group, which provides consulting services to various industries, including geology and mining. Mr. Rehn served as a Consulting Senior Geologist at Placer Dome Exploration, Inc. in 2004 and as an independent consulting geologist throughout the Americas from 1994 until 2003. He served as a Senior Geologist at Noranda Exploration, Inc. from 1988 until 1994. Mr. Rehn holds an M.S. in Geology from the Colorado School of Mines and a B.S. in Geological Engineering from the University of Idaho.

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger	66	Chairman
Warren M. Rehn	61	President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	62	Partner, Sierra Partners, LLC
Michael T. Mason (3)	71	Chief Executive Officer and Director, Geovic Mining Corporation
Ian Masterton-Hume (2)	65	Corporate Director and Member, Sentient Business Council
Kevin R. Morano (2),(3)	62	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	71	Principal, Marrs, Sevier & Company LLC
Andrew N. Pullar	44	Chief Executive Officer and Director, The Sentient Group
David H. Watkins (1),(2)	71	Chairman, Atna Resources Ltd.

Committee Membership

(1)  Audit

(2)  Compensation

(3)  Corporate Governance and Nominating

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

Most silver product is obtained from mining in which silver is not the principal or primary product. The Silver Institute, an international silver industry association, noted that for 2014 only around 31% of output came from so-called primary silver mines, where silver is the main source of revenue.

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 24, 2016, the closing price of silver was $15.32 per troy ounce.

	Silver
Year	High	Low
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016*	$15.65	$13.58

*                                         Through February 24, 2016.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On February 24, 2016, the closing price of gold was $1,250.75 per troy ounce.

	Gold
Year	High	Low
2009	$1,212.50	$810.00
2010	$1,420.00	$1,058.00
2011	$1,895.00	$1,319.00
2012	$1,791.75	$1,540.00
2013	$1,693.75	$1,192.00
2014	$1,385.00	$1,142.00
2015	$1,295.75	$1,049.40
2016*	$1,250.75	$1,077.00

*           Through February 24, 2016.

Employees

We currently have approximately 165 employees, including six in Golden, approximately 129 in Torreón, Mexico or at the Velardeña Properties (including approximately 71 assigned to the oxide plant which is leased to a third party), three in Argentina in connection with the El Quevar project, and approximately 27 in various foreign exploration offices.

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

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through 2016; our potential profitability in the foreseeable future would depend on our ability to identify, acquire and mine properties to generate sufficient revenues to fund our continuing activities.

We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Properties, our El Quevar project, or another of our exploration properties, which may include the Santa Maria Mine, the San Luis del Cordero project, or the Rodeo property, generates sufficient revenue to fund our continuing business activities. In the fourth quarter 2015 we shut down the mines at our Velardeña Properties due to our inability to establish profitability with current mining methods at current prices, and borrowed $5.0 million from an investment fund managed by The Sentient Group, our largest stockholder, to fund cash deficits.  Although we have leased the oxide plant at the Velardeña Properties to a subsidiary of Hecla Mining Company, the cash that we expect will be generated from that lease will be insufficient to fund all of our continuing business activities as currently conducted.   In addition, the oxide plant lease may terminate sooner or produce less revenue than we anticipate if Hecla experiences mining problems or delays at its nearby mine, if there are disputes between Hecla and us, or for other reasons.  There is no assurance that we will develop additional sources of revenue.

In addition, the potential profitability of mining and processing at any of our properties would be based on a number of assumptions. For example, profitability would depend on metal prices, costs of materials and supplies, costs at the mines and processing plants and the amounts and timing of expenditures, including expenditures to maintain our El Quevar project and to continue exploration at other exploration properties, and potential strategic acquisitions or other transactions, in addition to other factors, many of which are and will be beyond our control. We cannot be certain we will be able to generate sufficient revenue from any source to achieve profitability and eliminate operating cash flow deficits, or to cease to require additional funding.

We will require additional external financing to fund our continuing business activities in the future.

As of December 31, 2015, we had approximately $4.1 million in cash and cash equivalents. If Sentient converts the remaining $1.1 million Sentient Loan plus accrued interest into shares of our common stock, and assuming we receive approximately $4.8 million from the oxide plant lease in 2016, we expect that our current cash and cash equivalent balance would be depleted to approximately $0.5 million by the end of 2016.  If Sentient does not convert the remaining $1.1 million Sentient Loan plus accrued interest into shares of our common stock, we will require external funding to repay the loan.  In addition, the oxide plant lease may terminate sooner or produce less revenue than we anticipate if Hecla experiences mining problems or delays at its nearby mine, if there are disputes between Hecla and us, or for other reasons.  Even with cash generated by the oxide plant lease, and assuming that the remaining principal and interest under the Sentient Note is fully converted into shares of our common stock, our cash balance in 2016 may not be sufficient to pursue further exploration of our properties in Mexico or cover costs required to start mining and processing at any of those properties, requiring us to seek additional funding from equity or debt, from monetization of non-core assets or from other business transactions or combinations.

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

If we commence mining in Mexico, we will likely enter into a collective bargaining agreement with a union that, together with labor and employment regulations, could adversely affect our mining activities and financial condition.

As was the case at our Velardeña Properties, mine employees in Mexico are typically represented by a union, and our relationship with our employees was, and we expect in the future will be, governed by collective bargaining agreements. Any collective bargaining agreement that we enter into with a union is likely to restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

We may not mine the Velardeña Properties again.

In mid-November 2015, we shut down the mines and sulfide processing plant at our Velardeña Properties and placed them on care and maintenance.  Commencing mining again is subject to numerous risks and uncertainties, including:

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

Based on these risks and uncertainties, there can be no assurance that we will restart mining activities at the Velardeña Properties.

Our ability to successfully conduct mining and processing activities resulting in long-term cash flow and profitability will be affected by changes in prices of silver, gold and other metals.

Our ability to successfully conduct mining and processing activities in Mexico, Argentina or other countries, to establish reserves and advance our exploration properties, and to become profitable in the future, as well as our long-term viability, depend, in large part, on the market prices of silver, gold, zinc,  copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

The declines in silver and gold prices in 2013, 2014 and 2015 have had a significant impact on our mining activities, resulting in shutdowns in 2013 and 2015 of mining at our Velardeña Properties, and negatively affect mining opportunities at our other properties. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our mining and processing plans at our Velardeña Properties or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build or continue our business.

Products processed from our Velardeña Properties or other mines could contain higher than expected contaminants, thereby negatively impacting our financial condition.

In 2015 we processed mined material to make gold and silver bearing lead, zinc and pyrite concentrates. Concentrate treatment charges paid to smelters and refineries include penalties for certain elements, including arsenic and antimony that exceed contract limits. It is possible that our concentrates will contain higher amounts of these elements than we anticipate.  This can occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing and other unanticipated events. In the future, if our concentrates include higher than expected contaminants, we would incur higher treatment expenses and penalty charges, which could increase our costs and negatively impact our business, financial condition and results of operations.

As a result of our business combination with ECU, we have assumed all historical ECU liabilities, some of which are known or which may become known by Golden Minerals.

In September 2011, we completed a business combination with ECU, which at that time owned the Velardeña Properties. As a result of this transaction, we are subject to the environmental, contractual, tax and other obligations and liabilities of ECU, some of which may be unknown. There can be no assurance that we are aware of all obligations and liabilities related to the historical business of ECU. These liabilities, and other liabilities related to ECU’s business not currently known to us or that prove to be more significant than we currently anticipate, could negatively impact our business, financial condition and results of operations.

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

Estimates of reserves, mineral deposits and mining costs also can be affected by factors such as governmental regulations and requirements, fluctuations in metals prices or costs of essential materials or supplies, environmental factors, unforeseen technical difficulties and unusual or unexpected geological formations. In addition, the grades of ore or material ultimately mined may differ from that indicated by drilling results, sampling, feasibility studies or technical reports. Short-term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining and on the results of operations. Silver, gold or other minerals recovered in small-scale laboratory tests may not be duplicated in large-scale tests under on-site processing conditions.

The Velardeña Properties, the El Quevar project and our other properties are subject to foreign environmental laws and regulations which could materially adversely affect our business.

We have conducted mining activities in Mexico and conduct mineral exploration activities primarily in Mexico. Mexico and Argentina, where our El Quevar project is located, have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Our Velardeña Properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental, be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación de Impacto Ambiental include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval.  We may not be able to obtain community support of future projects.

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

Title to the Velardeña Properties and our other properties and rights may be defective or may be challenged.

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

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. We hold title to the Velardeña Properties and our other properties in Mexico through these government concessions, but there is no assurance that title to the concessions comprising the Velardeña Properties and other properties will not be challenged or impaired. The Velardeña Properties and other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There could be valid challenges to the title of any of the claims comprising the Velardeña Properties that, if successful, could impair mining with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Our Velardeña Properties mining concessions and our other mining concessions in Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements. Additionally, in 2014, new mining concessions became subject to additional review and approval by the Mexico Ministry of Energy.

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. In connection with our Velardeña Properties, we have contracts with two ejidos to secure surface rights with a total annual cost of approximately $25,000. The first contract is a ten-year contract with the Velardeña ejido, which provides surface rights to certain roads and other infrastructure at the Velardeña Properties through 2021. The second contract is a 25-year contract with the Vista Hermosa ejido signed in March 2013, which provides exploration access and access rights for roads and utilities for our Velardeña Properties. Our inability to maintain and periodically renew or expand these surface rights on favorable terms or otherwise could have a material adverse effect on our business and financial condition.

Mining and processing activities are dependent on the availability of sufficient water supplies to support our mining activities.

Mining and processing at the Velardeña Properties, as at most mines, requires significant amounts of water.  At the Velardeña Properties, our ability to have sufficient water is dependent on our ability to maintain our water rights and claims. Water is provided for all of the mines comprising our Velardeña Properties by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently only using water from the three wells associated with the oxide plant. We are required to make annual payments to the Mexican government to maintain our rights to these wells. We are required to pay a fine to the Mexican Government each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. In addition to these fines, the Mexican Government reserves the right to cancel our title to the wells for abuse of these rules.

We currently have a sufficient amount of water for the third party processing activities at the oxide plant.  However, if we began processing material from both the sulfide and oxide plants in the future, we may face shortages in our water supply, and therefore will need to obtain water from outside sources at higher costs. The loss of some or all water rights for any of our wells, in whole or in part, or shortages of water to which we have rights would require us to seek water from outside sources at higher costs and could require us to curtail or shut down mining and processing in the future. Laws and regulations may be introduced in the future which could limit our access to sufficient water resources in mining activities, thus adversely affecting our business.

There are significant hazards involved in underground mining and processing activities at our Velardeña Properties, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

The mining and processing of the underground mines at our Velardeña Properties, as well as the conduct of our exploration programs that frequently require rehabilitation of and drilling in underground mine workings, are subject to numerous risks and hazards, including, but not limited to, environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, formation pressures, cave-ins, underground fires or floods, power outages, labor disruptions, seismic activity, rock bursts, accidents relating to historical workings, landslides and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance against risks inherent in the conduct of our business in amounts that we consider reasonable, this insurance contains, as in the case of our Velardeña Properties, exclusions and limitations on coverage, and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, particularly if the facilities are older, we could incur significant liabilities and costs that could adversely affect our results of operation and financial condition.

Our Velardeña Properties and most of our exploration properties are located in Mexico and are subject to various levels of political, economic, legal and other risks.

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

Our Velardeña Properties and mineral exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties. For example, in January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum that were effective March 2015. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to the Velardeña Properties if we have mining related profits or significant revenues in the future.

Changes, if any, in mining or investment policies, changes or increases in the legal rights of indigenous populations or in the difficulty or expense of obtaining rights from them that are necessary for our Velardeña Properties or shifts in political attitude may adversely affect our business and financial condition. Our mining and exploration activities may be affected in varying degrees by government regulations with respect to restrictions on extraction, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Restart of mining or use of both the oxide and sulfide plant may also require us to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing businesses in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our mining and exploration activities and financial condition.

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

Most of our costs are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, mining, processing, maintenance and exploration costs at the Velardeña Properties and most of our exploration properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel.  When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 2.1% in 2015, 4.1% in 2014 and 4.0% in 2013. At the same time, the peso has been subject to significant fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 17% in 2015, decreased by 13% in 2014 and decreased by 0.6% in 2013. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

If we are unable to obtain all of our required governmental permits or obtain property rights on favorable terms or at all, our business could be negatively impacted.

Future mining and current processing at our Velardeña Properties, the continued evaluation of the El Quevar project and other exploration activities will require additional permits from various governmental authorities. Our business is and will continue to be governed by laws and regulations governing mining, exploration, prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain any licenses, permits or property rights or any required extensions; challenges to the issuance of licenses, permits or property rights, whether successful or unsuccessful; changes to the terms of licenses, permits or property rights; or a failure to comply with the terms of any licenses, permits or property rights that have been obtained could have a material adverse effect on our business by delaying, preventing or making future mining and processing at our Velardeña Properties and other continued processing activities economically unfeasible. U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could also negatively impact our business. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of such legislation on our business will not be significant.

We own our interest in the San Diego exploration property in Mexico in a 50-50 joint venture and are therefore unable to control all aspects of exploration and advancement of this property.

We hold the San Diego exploration property in Mexico in a 50-50 joint venture with Golden Tag Resources Ltd., which, until March 2017, has a right to acquire an additional 10% interest by making expenditures related to further exploration drilling and completing an updated resource assessment at the property. Our interest in the San Diego property is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. For example, in 2009, ECU received a notice of arbitration from Golden Tag Resources Ltd. The dispute was settled in September 2010 and resulted in an increase in ECU’s mining property costs of approximately $61,000. Additionally, if Golden Tag Resources Ltd. exercises its right to acquire an additional 10% interest, our ability to control exploration and advancement will be further reduced.

We depend on the services of key executives.

Our business strategy is based on leveraging the experience and skill of our management team. We are dependent on the services of key executives, including Warren Rehn and Robert Vogels. Due to our relatively small size, the loss of any of these persons or our inability to attract and retain additional highly skilled employees may have a material adverse effect on our business and our ability to manage and succeed in our mining and exploration activities.

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

If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, we may not successfully acquire additional mineral rights, or our exploration programs may not result in proven and probable reserves at all or in sufficient quantities to justify developing the El Quevar project or any of our exploration properties.

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

We conduct our business in countries that may be adversely affected by changes in the local government’s policies toward or laws governing the mining industry.

We have exploration activities primarily in Mexico and Argentina. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, in January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum that were effective March 2015. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to the Velardeña Properties if we have mining related profits or significant revenues in the future.

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times.  In 2014 and 2015, our annual canon fees payable to the Argentine government was $35,000 and $74,000 respectively, and we expect to pay approximately $114,000 in 2016.

Furthermore, as a result of the termination of a bilateral tax treaty among Spain and Argentina (terminated January 2013), certain beneficial tax treatment arising from equity ownership between our Spain and Argentina subsidiaries was eliminated. Consequently, we recorded a liability of approximately $21,500 as of December 31, 2015 and could be liable for up to an additional approximately $0.3 million stemming from unpaid interest equity tax for years 2009 through 2012 plus fines.

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

If we default on the Sentient Loan, Sentient will have the right to foreclose on the stock of subsidiaries holding our Velardeña Properties and the El Quevar project and exercise other remedies.

In October 2015, pursuant to a senior secured convertible note (the “Sentient Note”), we borrowed $5.0 million (the “Sentient Loan”) from a fund managed by The Sentient Group. On February 11, 2016, Sentient converted approximately $3.9 million of principal plus $0.1 million accrued interest under the Sentient Loan into 23,355,000 shares of common stock of the Company at a conversion price of approximately $.17 per share. Upon conversion, Sentient holds approximately 49% of the Company’s outstanding common stock. After conversion, approximately $1.1 million principal amount under the Sentient Note remains outstanding and due at maturity on October 27, 2016.

The Sentient Loan is secured by the stock of the Company’s principal subsidiaries, including subsidiaries that are holding companies for or directly own the Velardeña Properties and the El Quevar project. In addition, these and other subsidiaries have guaranteed the Sentient Loan. Under the related loan agreement (the “Loan Agreement”), our failure to comply with other covenants typical of such loan agreements, or to pay principal and interest when due would also result in an event of default under the Loan Agreement.  If we were unable to cure defaults, Sentient could accelerate the maturity of the Sentient Note, foreclose on the stock of subsidiaries holding our principal assets, and take action to enforce guarantees against certain of our subsidiaries.

We do not currently have sufficient funds to pay the remaining principal and interest on the Sentient Loan and may not have sufficient funds to do so prior to the scheduled maturity of the Sentient Loan.  As a result of exercising its remedies in the event of a default, Sentient could acquire directly or indirectly the Company’s principal assets, which would materially and adversely affect the Company’s business, financial condition and prospects.

We issued a significant number of shares of common stock upon the partial conversion of the Sentient Note and may issue a significant number of additional shares of common stock upon total conversion of the Sentient Note, which could significantly dilute our existing stockholders and depress the market price of our common stock.

On February 11, 2016, Sentient converted approximately $3.9 million of principal plus $0.1 million accrued interest under the Sentient Loan into 23,355,000 shares of common stock of the Company at a conversion price of approximately $.17 per share. Upon conversion of the Sentient Note, Sentient remains the Company’s largest stockholder, holding approximately 49% or 37,578,734 shares of the Company’s issued and outstanding common stock, which totals 76,690,333 shares of common stock outstanding after conversion. After conversion, approximately $1.1 million principal amount under the Sentient Note remains outstanding and due at maturity on October 27, 2016.

Sentient has the right to convert the remaining principal and accrued interest under the Sentient Note at a conversion price equal to the lowest of (i) $0.29, equal to 90 percent of the 15-day volume weighted average price (“VWAP”) of our Common Stock for the period immediately preceding the loan closing date, (ii) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or (iii) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the borrowing date (subject to certain exceptions set forth in the Sentient Note). If Sentient converts the remaining amount of principal and interest due at the loan maturity date, estimated at approximately $1.2 million, at $0.29, Sentient would own approximately 55% of the Company’s then outstanding common stock, assuming no other issuances of common stock.  A lower stock price prior to the conversion date or the effects of an anti-dilution adjustment in the Sentient Note could further reduce the conversion price significantly, and significantly increase the number of shares of common stock issuable on conversion, and Sentient’s resulting ownership percentage.

The common stock issuable upon conversion of the Sentient Note may represent overhang that may adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock typically decreases, and any additional shares which stockholders attempt to sell in the market further decrease the share price.  $.29 is the highest price at which the Sentient Note may be converted.   Decreases in our stock price below $0.29 have the effect of decreasing the conversion price and increasing the number of shares to be issued on conversion, which could further decrease our stock price. A significant increase in the number of our outstanding shares resulting from conversion of the Sentient Note could exert downward pressure on the market price for our common stock and would significantly dilute the voting power of our outstanding common stock.

Whether or not Sentient converts the remaining principal and interest due under the Sentient Note, we will require additional funding to support our business, including for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted. Because debt financing is difficult to obtain for early-stage mining companies, it is likely that we will seek such financing in the equity markets. If we were to engage in any type of equity financing, the current ownership interest of our stockholders would be diluted.

The issuance of a significant number of shares of common stock upon the conversion of the Sentient Note resulted in a change of control.

As a result of the February 2016 loan conversion described above, Sentient’s ownership increased from 27% to 49% of the Company’s outstanding common stock. If Sentient converts the remaining amount of principal and interest due at the loan maturity date, estimated at approximately $1.2 million, at $0.29, Sentient would own approximately 55% of the Company’s then outstanding common stock, assuming no other issuances of common stock.  The ownership increase to 49% effectively resulted in a change of control of the Company. With this increased ownership, Sentient could exert significant control over the Company, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving the Company. Through control of the board of directors and increased voting power, including an ability to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities).

The existence of a significant number of warrants may have a negative effect on the market price of our common stock.

In connection with our financing in September 2014, we issued warrants to acquire 4,746,000 shares of our common stock at $1.21 per share expiring in September 2019. In connection with our financing in September 2012, we issued five year warrants to purchase 3,431,649 shares of our common stock at an exercise price of $8.42 per share expiring September 2017. Pursuant to a weighted average dilution calculation based on the pricing in the September 2014 financing, the exercise price for the September 2012 warrants was reduced to $7.17 and the number of shares issuable on exercise of the warrants increased to 4,031,409. As a result of the Sentient conversion on February 11, 2016, pursuant to the weighted average dilution calculation in the 2012 and 2014 warrants, (i) the exercise price for the September 2012 warrants was further reduced to $5.09 and the number of shares issuable on exercise of the warrants increased to 5,677,757, and (ii) the exercise price for the September 2014 warrants was reduced to $0.91 and the number of shares issuable on exercise of the warrants increased to 5,365,983. The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are “in the money,” the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Failure to meet the maintenance criteria of the NYSE MKT may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE MKT, and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholders equity.  The market price of our common stock has been recently and may continue to be subject to significant fluctuation.  If we are unable to comply with the NYSE MKT continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE MKT.  Alternatively, in order to avoid delisting by the NYSE MKT, we may be required to effect a reverse split of our common stock. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE MKT listing standards.  The delisting of our common stock from the NYSE MKT may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer could find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing on the NYSE MKT, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.   These factors could significantly negatively affect the market price of our common stock and our ability to raise capital.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE MKT under the symbol “AUMN” on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the NYSE MKT from January 1, 2014 through December 31, 2015.

	High	Low	Volume Traded (shares)
2014
First Quarter	$1.28	$0.49	33,281,000
Second Quarter	$1.58	$0.50	15,413,700
Third Quarter	$1.59	$0.57	21,963,800
Fourth Quarter	$0.78	$0.42	10,307,300

	High	Low	Volume Traded (shares)
2015
First Quarter	$0.67	$0.39	6,947,400
Second Quarter	$0.49	$0.32	4,651,700
Third Quarter	$0.42	$0.23	5,637,700
Fourth Quarter	$0.41	$0.19	6,150,200

Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUM”. The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSX from January 1, 2014 through December 31, 2015.

	High (Cdn$)(1)	Low (Cdn$)(1)	Volume Traded (shares)
2014
First Quarter	$1.42	$0.54	2,556,600
Second Quarter	$1.70	$0.55	1,543,500
Third Quarter	$1.69	$0.65	1,377,300
Fourth Quarter	$0.91	$0.53	784,900

	High (Cdn$)(1)	Low (Cdn$)(1)	Volume Traded (shares)
2015
First Quarter	$0.82	$0.44	917,000
Second Quarter	$0.64	$0.36	249,900
Third Quarter	$0.51	$0.31	435,600
Fourth Quarter	$0.47	$0.26	825,800

(1)                                 Prices are in Canadian dollars.

As of February 24, 2016, we had 214 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

	The Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$8,071	$235	$10,680	$26,086	$1,836
Net Loss(1)	$(25,383)	$(18,823)	$(240,380)	$(92,025)	$(62,671)
Net Loss per common share	$(0.48)	$(0.41)	$(5.61)	$(2.45)	$(2.94)

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$17.001	$41,258	$54,881	$348,102	$413,015
Long term liabilities	$2,840	$4,334	$2,655	$49,524	$59,672
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)                                 The year ended December 31, 2015 includes a $13.2 million impairment of long-lived assets charge. The impairment charge is related to our Velardeña Properties in Mexico and is the result of the shutdown of mining and sulfide processing at the Velardeña Properties in November 2015, which was an event requiring an assessment of the recoverability of the Velardeña Properties assets. The year ended December 31, 2013 includes a $244.0 million impairment of long-lived assets charge and an $11.7 million impairment of goodwill charge. Both charges are related to our Velardeña Properties in Mexico and are the result of a significant decrease in metals prices during 2013 and the shutdown of mining and processing at the Velardeña Properties at the end of the second quarter 2013, which were events requiring an assessment of the recoverability of the Velardeña Properties assets. The year ended December 31, 2012 includes a $58.5 million impairment of goodwill charge related to our Velardeña Properties in Mexico and is the result of an approximately 20% decrease in our forecast of future gold and silver prices and certain assumptions related to ore processing throughput rates and other aspects of the long-term mining plan.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver for purposes of reporting under the Exchange Act. During the year ended December 31, 2015, our only sources of income were revenues from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties, revenue from the lease of our oxide plant, sales of non-core assets, and a tax refund received by a Mexican subsidiary. We incurred net operating losses for the years ended December 31, 2015 and 2014.

2015 Highlights

Due to continuing net operating losses, in November 2015 we suspended mining and sulfide processing activities at the Velardeña Properties in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill when mining and processing plans and metals prices support a cash positive outlook for the property.  Results for 2015 are summarized below.

On October 27, 2015 the Company closed on a $5.0 million secured convertible loan from The Sentient Group (“Sentient”), our largest stockholder.  The proceeds from the loan enabled us to fund the suspension of mining and sulfide processing activities at the Velardeña Properties and continue our long term business strategy into 2016.

In July 2015 we entered into a leasing agreement with a third party, which for a monthly fixed fee and a variable tonnage fee will allow the third party to control and process its own material through our oxide plant at the Velardeña Properties for a period of up to 30 months.  We are primarily focused on evaluating and searching for mining opportunities in North America (including Mexico) with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña Properties, which may include the Santa Maria Mine located in the Parral District in Chihuahua State, the Santa Rosa vein located in the San Luis de Cordero district in Durango, or the Rodeo property located west of the Velardeña Properties in Durango. We also continued to advance certain exploration properties located primarily in Mexico and to hold the El Quevar advanced exploration property in Argentina until we can find a partner to further advance the project.  We also continue to review strategic opportunities from time to time.

Suspension of Mining and Processing activities at the Velardeña Properties

•            In November 2015 we suspended mining and sulfide processing activities at our Velardeña Properties in order to conserve the asset until we are able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or we are able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  We placed the mine and sulfide processing plant on a care and maintenance program to enable a re-start of either the mine or mill.  In the fourth quarter 2015, we incurred approximately $1.2 million in related costs for employee severance, material and supplies inventory write downs, and other shutdown expenditures to place the property on care and maintenance, and we expect to incur approximately $0.3 million in quarterly holding costs for as long as mining and processing activities remain suspended.

Sentient Loan Financing

•            On October 27, 2015, we borrowed $5.0 million from Sentient, the entire amount available pursuant to the terms of a Senior Secured Convertible Note (the “Sentient Note”) and Loan Agreement (the “Sentient Loan”), with principal and accrued interest due on October 27, 2016.  We received stockholder approval on January 19, 2016 to allow the Sentient Note principal and accrued interest to be converted, solely at Sentient’s option, into shares of the Company’s common stock at a conversion price equal to the lowest of: (i) $0.29, 90 percent of the 15-day volume weighted average price (“VWAP”) for the period immediately preceding the loan closing date, (ii) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or (iii) an anti-dilution adjustment price based on the lowest price for which we, if applicable, sell our stock following the loan closing date.  The Sentient Loan bears interest at a rate of 9 percent per annum, compounded monthly due and payable on the earlier of the conversion date of the loan or at the loan maturity date. The Sentient Loan is subject to customary borrower representations, warranties, covenants and default provisions and is secured by ownership in the stock of our principal subsidiaries, including the stock in the subsidiaries that own directly or indirectly the Velardeña Properties and El Quevar project.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,335,000 shares of our common stock at an exercise price of approximately $0.172 per share, equal to 90% of the 15-day volume weighted average price (“VWAP”) immediately preceding the conversion date.  Following the conversion, approximately $1.1 million of principal remained outstanding.  If the remaining principal and additional accrued interest from February 11, 2016 is not converted into our common stock, we would owe approximately $1.2 million to Sentient on the October 27, 2016 maturity date.

Mining and Processing activities at the Velardeña Properties

•            At the Velardeña Properties, during 2015 we generated approximately 465,000 payable silver equivalent ounces, including approximately 327,000 ounces of silver and 1,975 ounces of gold, and sold approximately 494,000 silver equivalent ounces.  Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce.  Full year 2015 cash costs were $22.16 per payable silver ounce net of by-product credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “—Non-GAAP Financial Measures”.

Velardeña Oxide Plant Lease Agreement

•                  In July 2015 a wholly-owned subsidiary of Hecla Mining Company leased our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015.  Hecla may extend the initial 18 month term for six additional months at its option, and then for a subsequent six months unless we elect to use the plant to process material from our own sources.  The lease contains typical covenants and termination rights. Hecla is responsible for all costs associated with the start-up, operation and maintenance of the oxide plant. Hecla began making nominal monthly payments to us beginning July 1, 2015 and began processing material in mid-December, which increased the monthly fixed fee under the lease and commenced variable charges for tonnes processed.  Approximately 6,000 tonnes of material were processed at the leased oxide plant in December, resulting in revenues of approximately $130,000 in addition to fixed fees and reimbursable expenses totaling approximately $520,000.  Once Hecla reaches its intended processing throughput of approximately 400 tonnes per day, monthly cash payments to us, net of reimbursable costs, should total approximately $400,000 per month, including variable and fixed fees, or nearly $5.0 million annually.

Santa Maria

•                  At the Santa Maria mine west of Hildalgo de Parral, Chihuahua, which we have the right to acquire under an option agreement, we continued exploration work during 2015.  During the third quarter we mined approximately 3,000 tonnes of material from a mineralized shoot as bulk samples with grades of approximately 500 gpt silver and 0.9 gpt gold.  We do not have sufficient drilling data to predict the ultimate size of this higher grade zone.  During the third and fourth quarters of 2015 we processed the bulk sample through a toll milling facility, generating approximately 113 tonnes of concentrates containing approximately 47,000 ounces of silver and 80 ounces of gold.  The concentrates were sold to a third party netting proceeds of approximately $370,000 from approximately 32,000 payable ounces of silver and 45 payable ounces of gold, which offset exploration costs.

San Luis del Cordero

•            We recently acquired the mining rights for the Santa Rosa vein in the San Luis del Cordero Project in Durango State, Mexico, pursuant to an exploration and exploitation agreement with a wholly-owned Mexican subsidiary of Prospero Silver (“Prospero”). The Santa Rosa vein is approximately two meters wide and as currently defined extends for about 400 meters on strike.  Records show that the Santa Rosa vein has been mined to a depth of about 100 meters and can be partially accessed from historic underground workings. We started a $0.5 million drilling program in February 2016 to test extensions of the Santa Rosa vein on strike and to complete infill drilling.  Our objective is to increase the size and upgrade the quality of the deposit.  If our exploration results are successful, we expect to issue an NI 43-101 resource estimate and preliminary economic analysis in 2016.  The preliminary results of our initial metallurgical testing of material from the Santa Rosa vein indicates that the material is suitable for concentration by flotation.

If the results of our exploration and metallurgical work are successful, we could mine the vein from the existing underground mine following completion of certain rehabilitation and access projects and truck mined material for processing to our recently idled Velardena sulfide mill for processing.  We would require external funding to fund capital and working capital costs associated with mining the Santa Rosa vein, preliminarily estimated at approximately $3.0 to 4.0 million.

El Quevar

•            We continue to hold our El Quevar property on care and maintenance while we seek a partner to fund further exploration.

Other Exploration

•            We completed a 2,000 meter, three-hole drilling program at our 6,200 hectare Celaya project located 45 kilometers southeast of and on trend with the historic Guanajuato District of Mexico.  Drilling has identified epithermal gold and silver mineralization beneath a portion of the widespread clay-silica alteration on the claims comprising the Celaya project.  The Company has entered into discussions with a third party regarding a joint venture farm-out of the project.

•            We acquired the Rodeo and Rodeo 2 claims comprising 1,866 hectares 80 kilometers west of the Velardeña Properties in Durango, Mexico where previous exploration by other companies has identified a gold-bearing epithermal system exposed at surface.  We plan to conduct a 2,000 meter core drilling program in 2016 or early 2017 at an estimated cost of $300,000 to $400,000.  If our exploration efforts are successful, material from these properties could be trucked to the Velardeña oxide plant for processing after the third party lease has terminated.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2015 to the results of operations for the year ended December 31, 2014.

Revenue from the sale of metals.  We recorded $7.4 million and $.02 million of revenue for the years ended December 31, 2015 and 2014, respectively, all from the sale of metals from our Velardeña Properties in Mexico. The amount of revenue in 2014 is primarily the result of the suspension of mining and processing at our Velardeña Properties from June 2013 until processing mined material resumed in November 2014, and was again suspended in November 2015.

Costs of metals sold.  We recorded $9.9 million and $1.7 million of costs applicable to sales for the years ended December 31, 2015 and 2014, respectively. The lower amount of cost of metals sold in 2014 is primarily the result of the absence of mining and processing at our Velardeña Properties until mining activity resumed in July 2014 and processing resumed in November 2014. Included in costs of metals sold for the period ended December 31, 2014 was a $1.2 million write down of finished goods inventory to estimated net realizable value.

Revenue from oxide plant lease.  As discussed above, in July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $0.7 million during the year ended December 31, 2015 related to the lease. The oxide plant was not leased during the year ended December 31, 2014.

Oxide plant lease costs.  During the year ended December 31, 2015 we recorded $0.2 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. See Note 4 to the consolidated financial statements for a full description of the accounting treatment. The oxide plant was not leased recorded during the year ended December 31, 2014.

Exploration Expense.  Our exploration expense, including property holding costs and allocated administrative expenses, totaled $3.6 million for the year ended December 31, 2015, as compared to $5.5 million for the year ended December 31, 2014.  Exploration expense for both years was incurred primarily in Mexico,  and Argentina, excluding amounts spent at the El Quevar project, and includes property holding costs and costs incurred by our local exploration offices. The decrease in exploration expenses in 2015 as compared to 2014 was primarily related to the absence in 2015 of the 2014 drilling program at our Velardeña Properties.

Velardeña Project Expense.  During the years ended December 31, 2015 and 2014 we incurred approximately $0.1 million and $3.1 million of expenses. The 2015 and 2014 expenses were primarily related to the restart of mining and processing activities in 2014 and the construction of the San Mateo ramp and other mine construction and engineering work.  In addition to amounts expensed, we incurred capital expenditures of approximately $0.5 million in 2014 versus a nominal amount incurred during 2015.

Velardeña shutdown and care and maintenance costs.  We recorded $1.2 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties. We suspended mining and processing activities at the Velardeña Properties from June 2013 until mining activity resumed in July 2014 and processing mined material resumed in November 2014. We again suspended mining and processing activities at the Velardeña Properties in November 2015.

El Quevar Project Expense.  During the years ended December 31, 2015 and 2014 we incurred $1.0 million and $1.6 million of expenses, respectively, primarily related to holding costs at our El Quevar project in Argentina. The reduction in costs for 2015 is primarily the result of placing the El Quevar project in a holding and maintenance state beginning in 2014.  For both years, costs incurred in Argentina and not related to the El Quevar project are included in “—Exploration Expense”, discussed above.

Administrative Expense.  Administrative expenses totaled $4.2 million for the year ended December 31, 2015 compared to $4.6 million for the year ended December 31, 2014. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $4.2 million of administrative expenses we incurred during 2015 is comprised of $2.0 million of employee compensation and directors’ fees, $1.0 million of professional fees, $1.2 million of insurance, travel expenses, rents, utilities and other office costs.  The $4.6 million of administrative expenses we incurred during 2014 is comprised of $1.9 million of employee compensation and directors’ fees, $1.2 million of professional fees and $1.5 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation.  During the year ended December 31, 2015 we incurred expense related to stock based compensation in the amount of $0.5 million compared to $0.9 million for the year ended December 31, 2014. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense.  During each of the years ended December 31, 2015 and 2014 we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Impairment of long lived assets and goodwill.  We assess the recoverability of our property, plant and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The continued negative operating margin and the suspension of mining and sulfide processing activities at the Velardeña Properties in early November 2015 were events that required an assessment of the recoverability of the Velardeña Properties asset group at September 30, 2015. We completed an impairment analysis at September 30, 2015 and determined that our mineral and exploration properties at the Velardeña Properties were impaired (see Note 3 of our consolidated financial statements). As a result we recorded a $13.2 million impairment charge related to long-lived assets.  There were no such charges during the year ended December 31, 2014.

Other Operating Income, Net.  We recorded other operating income of $0.5 million for the year ended December 31, 2015 compared to $0.7 million for the year ended December 31, 2014. The net amounts for both years consist primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the year ended December 31, 2015 we incurred depreciation, depletion and amortization expense of $4.5 million compared to $3.1 million for the year ended December 31, 2014. The 2014 depreciation, depletion and amortization includes a $0.6 million write down of finished goods inventory to estimated net realizable. The increase in depreciation, depletion and amortization in 2015 is primarily the result of increased mining and processing activities at our Velardeña Properties during 2015 as compared to 2014.

Interest expense.  During the year ended December 31, 2015 we recorded approximately $0.1 million of interest expense related to the Sentient Loan.  During the year ended December 31, 2014 we had no debt outstanding and consequently no interest expense was recorded.

Interest and Other Income.  During the year ended December 31, 2015 we recorded approximately $3.1 million of interest and other income which included a $2.1 million reduction of a loss contingency liability related to foreign withholding taxes that the government could have asserted were owed by the Company, acting as withholding agent, on certain interest payments made to a third party. Interest and other income for 2015 also includes a tax refund received in Mexico of approximately $0.8 million. During the year ended December 31, 2014 we recorded approximately $1.7 million of interest and other income primarily related to the reduction of the loss contingency.

Warrant Income.  For the years ended December 31, 2015 and 2014 we recorded approximately $1.3 million and $1.7 million, respectively of other income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock (see Note 14 of our consolidated financial statements). The warrant liability was recorded at fair value as of

December 31, 2015 and 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation method is discussed in detail in Note 14 of our consolidated financial statements.

Derivative Income Loss.  The beneficial conversion feature of the Sentient Note represents an imbedded derivative as defined by ASC 815. ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Consolidated Balance Sheets.  The Company used a third party consultant to value the imbedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy. The valuation method is discussed in detail in Note 14 of our consolidated financial statements. The derivative is recorded at fair value with subsequent mark-to-market changes in the value of the derivative recorded as income or loss in the Consolidated Statements of Operations. For the year ended December 31, 2015 we recorded a $0.6 million gain loss related to the fair value adjustment to the imbedded derivative. For the year ended December 31, 2014 we had no such gain or loss.

Gain (Loss) on Foreign Currency.  We recorded a $0.1 million foreign currency loss for the year ended December 31, 2015 compared to a $0.1 million foreign currency gain for the year ended December 31, 2014. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded no income tax expense or benefit for the years ended December 31, 2015 and 2014.

Liquidity and Capital Resources

At December 31, 2015 our aggregate cash and cash equivalents totaled $4.1 million. With the cash balance at December 31, 2015 and based on the assumptions described below we expect to have sufficient funds to continue our long term business strategy through December 31, 2016.  Our cash and cash equivalents balance at December 31, 2015 of $4.1 million is $4.5 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to the negative operating margin (defined as revenues less costs of sales) at the Velardeña Properties of $2.5 million, $1.2 million in shutdown and care and maintenance costs at the Velardeña Properties, $3.6 million in exploration expenditures, $1.1 million in care and maintenance and property holding costs at the El Quevar project and $4.2 million in general and administrative expenses, offset in part by $5.0 million in proceeds received from the issuance of the Sentient Note, $0.5 of net revenue (defined as revenue less lease costs) received from the lease of the oxide plant to a third party, $0.5 million of proceeds from sales of non-strategic property and equipment, $0.8 million received as a tax refund and a $1.3 million reduction in working capital and other items primarily due to collections of value added tax (“VAT”) receivables, and a net decrease in working capital consisting of trade receivables, inventories and accounts payable associated with the shutdown of mining and processing activities at the Velardeña Properties.

With the cash balance at December 31, 2015 of $4.1 million and assuming that we receive $4.8 million of net cash flow from the lease of the oxide plant in 2016 and that the remaining principal and interest under the Sentient Note is fully converted into shares of the Company’s common stock at or prior to maturity on October 27, 2016, we plan to spend the following amounts totaling approximately $8.4 million during the full year 2016, resulting in a balance of cash and cash equivalents at December 31, 2016 of approximately $0.5 million.

•                  Approximately $1.2 million at the Velardeña Properties for care and maintenance;

•                  Approximately $0.8 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico;

•                  Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs;

•                  Approximately $1.4 million in exploration, project assessment, and development costs relating to the newly acquired San Luis del Cordero property and other properties;

•                  Approximately $3.4 million on general and administrative costs; and

•                  Approximately $1.1 million on an increase in working capital primarily related to a reduction in current liabilities, including an advanced payment of $0.5 million received in 2015 from the oxide plant lease and the payment of $0.4 million in equity taxes owed in a foreign jurisdiction.

The actual amount that we spend during 2016 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including San Luis del Cordero.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,335,000 shares of our common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day volume weighted average price (“VWAP”) immediately preceding the conversion date.  Following the conversion, approximately $1.1 million of principal remained outstanding.  If the remaining principal and additional accrued interest from February 11, 2016 is not converted into our common stock, we would owe approximately $1.2 million to Sentient on the October 27, 2016 maturity date.

We do not currently expect we will generate sufficient funds internally to pay the remaining principal and interest on the Sentient Loan when it becomes due on October 27, 2016.  We plan, and are required by the Loan Agreement, to seek external funding through the sale of equity or securities convertible into equity.  There can be no assurance that we will be successful in obtaining sufficient external funding on terms acceptable to us or at all.  If the Sentient Note is converted in full, the Company’s projected cash balance at year-end of 2015 and the anticipated net cash flow from the oxide plant lease should provide adequate funds to continue our business plans through 2016.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 9 of our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  These material uncertainties, including repayment of the Sentient Loan, may cast significant doubt on our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

Non-GAAP Financial Measures

Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure that is widely used in the mining industry. Under generally accepted accounting principles in the United States (GAAP), there is no standardized definition of cash cost, net of by-product credits, per payable ounce of silver, and therefore our forecasted cash costs may not be comparable to similar measures reported by other companies.

The full year 2015 cash costs of $22.16 for the Velardeña Properties include all direct and indirect costs associated with the physical activities that would generate concentrate products for sale to customers, including mining to gain access to mineralized materials, mining of mineralized materials and waste, milling, third-party related treatment, refining and transportation costs, on-site administrative costs and royalties. Cash costs do not include depreciation, depletion, amortization, exploration expenditures, reclamation and remediation costs, sustaining capital, financing costs, income taxes, or corporate general and administrative costs not directly or indirectly related to the Velardeña Properties. By-product credits include revenues from gold, lead and zinc contained in the products sold to customers during the period. Cash costs, after by-product credits, are divided by the number of payable silver ounces generated by the plant for the period to arrive at cash costs, after by-product credits, per payable ounce of silver.

The following table sets forth the cash costs, net of by-product credits, per payable ounce of silver calculation:

Cash Costs, Net of By-product Credits,
Per Payable Ounce of Silver (1)
(in thousands except per unit amounts)
Twelve months ended December 31, 2015
Cash costs	$9,363
Silver treatment and refining charges (included in sale of metals above)	778
By-product credits (included in sale of metals above)
Gold	(2,195)
Lead	16
Zinc	(724)
Cash costs, net of by-product credits (1)	$7,238

Cash cost per unit
Payable silver ounces generated	326,651
Cash costs	$28.66
Treatment and refining charges	2.38
By-product credits	(8.89)
Cash costs, net of by-product credits, per payable ounce of silver (1)	$22.16

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

The following table presents a reconciliation for the year ended December 31, 2015 between the non-GAAP measure of cash cost, net of by-product credits, per payable ounce of silver, to the most directly comparable GAAP measure, cost of metals sold.

Reconciliation of Costs of Metals Sold (GAAP)
to Cash Costs (Non-GAAP)
(in thousands)
The Year Ended December 31, 2015
Cash costs	$9,363
Reconciliation to GAAP
Change in inventory (excluding depreciation, depletion and amortization)	503
Cost of metals sold	$9,866

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

Long Lived Assets

We assess the recoverability of our long lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired.  Prices for silver during the first three quarters of 2015 remained well below year to date 2015 cash costs per payable silver ounce, net of by-product credits, at the Velardeña Properties, generating negative operating margin through September 30, 2015.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined in “—Non-GAAP Financial Measures”.  Ongoing efforts during 2015 to improve the grade of mined material delivered to the sulfide plant for processing by limiting dilution in the stopes did not improve grades to a level sufficient to generate positive operating margins at current metals prices.  As a result, the Company suspended mining and processing activities at the Velardeña mine and sulfide plant during November 2015.

The Velardeña Properties consists of two separate asset groups, one involving the oxide plant, which has been leased to a third party, and the other involving the mineral and exploration properties, sulfide plant, and mining and other equipment and working capital related to the mining and processing activities at the Velardeña Properties (the “Mineral Properties Asset Group”).  The continued negative operating margin and the suspension of mining and sulfide processing activities at the Velardeña Properties during November 2015 were events that required an assessment of the recoverability of the carrying value of the Mineral Properties Asset Group at September 30, 2015. Per the guidance of ASC 360, “Property, Plant and Equipment”, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows for the Mineral Properties Asset Group, the Company determined that the Mineral Properties Asset Group was impaired. As a result, at September 30, 2015 the Company recorded impairment charges totaling $13.2 million to arrive at a remaining book value for the Mineral Properties Asset Group of $3.7 million at September 30, 2015.

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases(1)	1,149	285	589	275	—
El Quevar and Velardeña concession payments(2)	770	154	308	308	—	(3)

(1)                                 The operating lease obligations are related to our corporate headquarters office in Golden, Colorado, which expires November 30, 2019, as well as another office lease associated with our Velardeña Properties.

(2)                                 We expect to make annual maintenance payments of approximately $15,000 to the Mexico federal government to maintain the Velardeña Properties concessions and $25,000 to maintain related surface rights under a contract with the local community ejido. In  2016 and subsequent years, we expect to pay approximately $114,000 per year to the Argentina federal government as a result of an amendment to the National Mining Code effective January 2015, increasing the annual payment by approximately four times.

(3)                                 We cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2015. If we have mining and processing activities at the Velardeña Properties beyond five years, we expect that we would make annual maintenance payments of approximately $15,000 per year for the life of the Velardeña mine. If we continue to construct a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $114,000 per year for the life of the El Quevar mine.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2015, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year  ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

(3)                                 The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and Wells Fargo Securities, LLC dated as of September 13, 2012.(1)

1.2	Underwriting Agreement between Golden Minerals Company and Roth Capital Partners, LLC, dated as of September 5, 2014.(11)

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(3)

3.3	Bylaws of Golden Minerals Company.(2)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 19, 2012.(1)

4.3	Warrant by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

4.4	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 10, 2014 (Public Offering). (11)

4.5	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 10, 2014 (Sentient Private Placement). (12)

10.1	Form of Indemnification Agreement.(2)

10.2	Form of Change of Control Agreement.(2)

10.3	Amendment No. 1 to Change of Control Agreement.(5)

10.4	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan.(6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)

10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)

10.7	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan.(8)

10.8

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(9)

10.9	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

10.10	Subscription Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014.(12)

10.11	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014.(11)

10.12	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan.(10)

Exhibit Number	Description
10.13	Master Agreement and Lease Agreement, dated as of July 1, 2015, by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V. (13)

10.14

Contract of Mining Exploration and Exploitation, dated as of November 13, 2015, by and between Minera William S.A. de C.V. and Minera Fumarola, S.A. de C.V, a wholly owned subsidiary of Prospero Silver Corp. (14)

10.15	Loan Agreement, dated as of October 27, 2015, by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. (15)

10.16	Senior Secured Convertible Note, dated as of October 27, 2015, by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. (15)

10.17	Form of Change of Control Benefit Waiver Agreements entered into October 27, 2015. (15)

10.18	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016.(16)

21.1	Subsidiaries of the Company.*

23.1	Consent of EKS&H, LLLP.*

23.2	Consent of Tetra Tech.*

23.3	Consent of RungePincockMinarco.*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

(4)                                 Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)                                 Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)                                 Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)                                 Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)                          Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)                          Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)                          Incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2014.

(13)                          Incorporated by reference to our Current Report on Form 8-K filed July 20, 2015.

(14)                          Incorporated by reference to our Current Report on Form 8-K filed on November 18, 2015.

(15)                          Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2015.

(16)                          Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2016	GOLDEN MINERALS COMPANY Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
Warren M. Rehn

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Robert P. Vogels

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	February 25, 2016
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	February 25, 2016
W. Durand Eppler

/s/ MICHAEL T. MASON	Director	February 25, 2016
Michael T. Mason

/s/ IAN MASTERTON-HUME	Director	February 25, 2016
Ian Masterton-Hume

/s/ KEVIN R. MORANO	Director	February 25, 2016
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 25, 2016
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 25, 2016
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 25, 2016
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Minerals Company

Golden, Colorado

We have audited the consolidated accompanying balance sheets of Golden Minerals Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Minerals Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has a working capital deficit at December 31, 2015. As discussed in Note 2 to the financial statements, management does not expect the Company will have sufficient funds to pay principal and interest on a convertible note due October 27, 2016, raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

February 25, 2016
Denver, Colorado

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$4,077	$8,579
Short-term investments (Note 5)	72	—
Trade receivables	546	—
Inventories (Note 7)	330	1,497
Value added tax receivable (Note 8)	400	1,316
Prepaid expenses and other assets (Note 6)	451	835
Total current assets	5,876	12,227
Property, plant and equipment, net (Note 9)	11,125	29,031
Total assets	$17,001	$41,258

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,144	$1,639
Convertible note payable (Note 11)	3,702	—
Derivative liability (Note 11)	488	—
Deferred revenue (Note 17)	500	—
Other current liabilities (Note 13)	556	2,551
Total current liabilities	6,390	4,190
Asset retirement and reclamation liabilities (Note 12)	2,546	2,685
Warrant liability (Note 14)	210	1,554
Other long term liabilities (Note 13)	84	95
Total liabilities	9,230	8,524

Commitments and contingencies (Note 21)
Equity (Note 16)
Common stock, $.01 par value, 100,000,000 shares authorized; 53,335,333 and 53,162,833 shares issued and outstanding, respectively	534	532
Additional paid in capital	484,742	484,197
Accumulated deficit	(477,378)	(451,995)
Accumulated other comprehensive income loss	(127)	—
Shareholders’ equity	7,771	32,734
Total liabilities and equity	$17,001	$41,258

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

	The Years Ended December 31,
	2015	2014
	(in thousands except per share data)
Revenue:
Sale of metals (Note 17)	$7,418	$235
Oxide plant lease (Note 17)	653	—
Total revenue	8,071	235
Costs and expenses:
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	(9,866)	(1,655)
Oxide plant lease costs (Note 17)	(199)	—
Exploration expense	(3,634)	(5,528)
El Quevar project expense	(1,042)	(1,597)
Velardeña project expense	(119)	(3,126)
Velardeña shutdown and care & maintenance costs	(1,228)	(2,457)
Administrative expense	(4,242)	(4,642)
Stock based compensation	(453)	(926)
Reclamation expense	(256)	(199)
Impairment of long lived assets (Note 3)	(13,181)	—
Other operating income, net	471	691
Depreciation, depletion and amortization	(4,480)	(3,128)
Total costs and expenses	(38,229)	(22,567)
Loss from operations	(30,158)	(22,332)
Other income and (expenses):
Interest expense (Note 11)	(126)	—
Interest and other income (Note 18)	3,083	1,708
Warrant derivative income (Note 19)	1,344	1,693
Derivative income (Note 19)	553	—
Gain (loss) on foreign currency	(79)	108
Other total income, net	4,775	3,509
Loss before income taxes	(25,383)	(18,823)
Income taxes (Note 15)	—	—
Net loss	$(25,383)	$(18,823)
Other comprehensive loss:
Unrealized loss on securities, net of tax	$(127)	$—
Comprehensive loss	$(25,510)	$(18,823)
Net loss per common share — basic (1)
Loss	$(0.48)	$(0.41)
Weighted average Common Stock outstanding - basic (1)	52,972,352	45,862,419

(1) Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	income	Total
	Shares	Amount	Capital	Deficit	(loss)	Equity
	(in thousands except share data)
Balance, December 31, 2013	43,530,833	$435	$494,647	$(448,626)	$—	$46,456
Stock compensation accrued	140,000	2	924	—	—	926
KELTIP mark-to-market	—	—	12	—	—	12
Registered offering stock units, net (Note 16)	3,692,000	37	1,502	—	—	1,539
Private placements stock units, net (Note 16)	5,800,000	58	2,729	—	—	2,787
Reclassification to reflect warrant liability (Note 16)	—	—	(15,617)	15,454	—	(163)
Net loss	—	—	—	(18,823)	—	(18,823)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	453	—	—	453
KELTIP mark-to-market	—	—	40	—	—	40
KELTIP shares issued	172,500	2	52	—	—	54
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(127)	(127)
Net loss	—	—	—	(25,383)	—	(25,383)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	The Years Ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 20)	$(9,935)	$(18,459)
Cash flows from (used in) investing activities:
Proceeds from sale of assets	789	982
Additions to property, plant and equipment	(44)	(500)
Net cash from investing activities	745	482
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	7,410
Proceeds from the issuance of convertible note	5,000	—
Convertible note costs	(312)	—
Net cash from financing activities	4,688	7,410
Net decrease in cash and cash equivalents	(4,502)	(10,567)
Cash and cash equivalents, beginning of period	8,579	19,146
Cash and cash equivalents, end of period	$4,077	$8,579

Supplemental information:
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.              Nature of Operations

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenue less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company has incurred approximately $1.2 million in related costs for employee severance and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and expects to incur approximately $0.3 million in quarterly holding costs while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material under the lease agreement in December 2015, and the Company expects to receive net cash folw under the lease of between $4.0 and $5.0 million in 2016.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties in order to generate sufficient revenue to fund continuing business activities. These assets may include the Santa Maria Mine located in the Parral District in Chihuahua State, the Santa Rosa vein, located in the San Luis de Cordero District in Durango, or the Rodeo property located west of the Velardeña Properties in Durango. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico. It continues to hold its El Quevar advanced exploration property in Argentina on care and maintenance until it can find a partner to further advance the project. The Company also reviews strategic opportunities from time to time.

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

2.              Liquidity, Capital Resources and Going Concern

At December 31, 2015 the Company’s aggregate cash and cash equivalents totaled $4.1 million. With the cash balance at December 31, 2015 and based on the assumptions described below we expect to have sufficient funds to continue our long term business strategy through December 31, 2016.  The Company’s cash and cash equivalents

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

balance at December 31, 2015 of $4.1 million is $4.5 million lower than the $8.6 million in similar assets held at December 31, 2014 due primarily to the negative operating margin (defined as revenue less costs of sales) at the Velardeña Properties of $2.5 million, $1.2 million in shutdown and care and maintenance costs at the Velardeña Properties, $3.6 million in exploration expenditures, $1.1 million in care and maintenance and property holding costs at the El Quevar project and $4.2 million in general and administrative expenses, offset in part by $5.0 million in proceeds received from the issuance of the Sentient Note, $0.5 million of net revenue (defined as revenue less costs of sales) received from the lease of the oxide plant to a third party, $0.5 million of proceeds from sales of non-strategic property and equipment, $0.8 million received as a tax refund,  a $1.3 million reduction in working capital and other items primarily due  to collections of value added tax (“VAT”) receivables, and a net decrease in working capital consisting of trade receivables, inventories and accounts payable associated with the shutdown of mining and processing activities at the Velardeña Properties.

On October 27, 2015, the Company borrowed $5.0 million (the “Sentient Loan”) from Sentient Global Resources Fund IV, L.P. (“Sentient”), the entire amount available pursuant to the terms of a Senior Secured Convertible Note (the “Sentient Note”) and Loan Agreement, with principal and accrued interest due on October 27, 2016.  See Note 11 for a full discussion of the Sentient Loan.  On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,335,000 shares of the Company’s common stock at an exercise price of approximately $0.172 per share, equal to 90% of the 15-day volume weighted average price (“VWAP”) immediately preceding the conversion date.  (See Note 25).  Following the conversion, approximately $1.1 million of principal remained outstanding.  If the remaining principal and interest accrued  from February 11, 2016 is not converted into the Company’s common stock, the Company would owe approximately $1.2 million to Sentient on the October 27, 2016 maturity date.

With the cash balance at December 31, 2015 of $4.1 million and assuming the Company receives $4.8 million in net cash flow from the lease of the oxide plant during 2016 and that the remaining balance of the Sentient Note is fully converted into shares of the Company’s common stock at or prior to the maturity of the loan on October 27, 2016, the Company plans to spend the following amounts totaling approximately $8.4 million during the full year 2016, resulting in a balance of cash and cash equivalents at December 31, 2016 of $0.5 million.

•                  Approximately $1.2 million at the Velardeña Properties for care and maintenance;

•                  Approximately $0.8 million on other exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico,

•                  Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing  project evaluation costs; and

•                  Approximately $1.4 million in exploration, project assessment, and development costs relating to the newly acquired San Luis de Cordero property and other properties;

•                  Approximately $3.4 million on general and administrative costs;

•                  Approximately $1.1 million on an increase in working capital primarily related to a reduction in current liabilities, including an advanced payment of $0.5 million received in 2015 from the oxide plant lease and the payment of $0.4 million in equity taxes owed in a foreign jurisdiction.

The actual amount that the Company spends during 2016 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including San Luis de Cordero.

The Company does not currently expect it will generate sufficient funds internally to pay the remaining principal and interest on the Sentient Loan when it becomes due on October 27, 2016.  The Company plans, and is required by the Loan Agreement, to seek external funding through the sale of equity or securities convertible into equity.  There can

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

be no assurance that the Company will be successful in obtaining sufficient external funding on terms acceptable to the Company or at all.  If the remaining balance of the Sentient Loan is converted in full, the Company’s projected cash balance at the end of 2015 and the anticipated net cash flow from the leasing of the oxide plant should provide adequate funds to continue the Company’s business plans through 2016.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 9 are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.  These material uncertainties, including repayment of the remaining Sentient Loan, may cast significant doubt on the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

3.              Impairment of Long Lived Assets

Velardeña Properties Asset Groups

The Velardeña Properties consists of two separate asset groups, one involving the oxide plant, which has been leased to a third party, and the other involving the mineral and exploration properties, sulfide plant, and mining and other equipment and working capital related to the mining and processing activities at the Velardeña Properties (the “Mineral Properties Asset Group”). Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the recoverability of its long-lived assets, including property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Mining and processing activities generated negative operating margin through September 30, 2015.  Ongoing efforts during 2015 to improve the grade of mined material delivered to the sulfide plant for processing by limiting dilution in the stopes did not improve grades to a level sufficient to generate positive operating margins at 2015 metals prices.  As a result, the Company suspended mining and processing activities at the Velardeña mine and sulfide plant during November 2015 (see Note 1).

The continued negative operating margin and the suspension of mining and sulfide processing activities at the Velardeña Properties during November 2015 were events that required an assessment of the recoverability of the Mineral Properties Asset Group at September 30, 2015. Per the guidance of ASC 360, recoverability of an asset group is not achieved if the projected undiscounted, pre-tax cash flows related to the asset group are less than its carrying amount. In its analysis of projected cash flows for the Mineral Properties Asset Group, the Company determined that the Mineral Properties Asset Group was impaired. As a result, at September 30, 2015 the Company recorded impairment charges totaling $13.2 million to arrive at a remaining book value for the Mineral Properties Asset Group of $3.7 million at September 30, 2015, as shown in the table below.

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

The Mineral Properties Asset Group includes the mineral and exploration properties associated with the mining and sulfide processing activities at the Velardeña Properties.  The discounted cash flow analysis performed by the Company implies a zero value for the mineral and exploration properties from mining and processing activities in the current economic environment, but the Company believes those properties have a residual value that could be realized from a sale to a third party.  With assistance from a third-party mining consulting and engineering firm, in reviewing

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

comparable sales of similar properties in the region and considering the location of the Company’s properties to other active mining operations in close proximity to the Company’s properties, the Company concluded that the mineral and exploration properties included in the Mineral Properties Asset Group had a fair value of $1.4 million at September 30, 2015.

The tangible assets included in the Mineral Properties Asset Group, which includes buildings, plant and equipment,  were separately analyzed by a third party valuation firm in 2013 using available market data to determine a fair value based on the net realizable value that could be received in a sale to a third party. The market data was derived by researching the secondary equipment market on sales and/or offers for sale of similar assets. The Mineral Properties Asset Group tangible assets were determined to have a fair value of approximately $6.0 million as of June 30, 2013, and have since been further depreciated, reflecting a current net book value of approximately $3.2 million as of September 30, 2015.  The Company believes the current net book value of the Mineral Properties Asset Group tangible assets did  not exceed fair value at September 30, 2015.  The assets continue to be used or held in condition for use to support future profitable operations from the acquisition, exploration and development of other mineral sources located near the Velardeña Properties.

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

Prior to assessing the recoverability of the assets comprising the Mineral Properties Asset Group, the Company also assessed the fair value of its material and supplies inventory at September 30, 2015, which is included in the Mineral Properties Asset Group.  Because of the suspension of mining and processing activities at the Velardeña Properties, as noted above, a portion of the material and supplies inventory is expected to be sold at a discount to its pre-shutdown book value or to decline in value prior to its use in future mining and processing activities.  As a result, the Company increased its reserve for obsolescence of the materials and supplies inventory and recorded a noncash charge to shut down costs of approximately $0.4 million at September 30, 2015. At December 31, 2015, the Company re-evaluated its material and supplies inventory taking into account consumption and purchases during the quarter and reduced the reserve for obsolescence by approximately $0.1 million.

Because of the close proximity of the asset group involving the oxide plant (the “Oxide Plant Asset Group”) the Company also assessed the recoverability of the Oxide Plant Asset Group at September 30, 2015.  The Oxide Plant Asset Group, which has been leased to a third party, consists primarily of the oxide plant facilities with a carrying value at September 30, 2015 of $1.3 million.  The projected net cash flows from the lease are in excess of the carrying value of the Oxide Plant Asset Group and the Company therefore determined that the Oxide Plant Asset Group was not impaired.

The market approach used in the determination of fair value falls within Level 3 of the fair value hierarchy per ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (see Note 14) and relied upon a review of comparable sales of similar properties in the region and considered the location of the Company’s properties to other active mining operations in close proximity to the Company’s properties.

Based on the Company’s assessment of the recoverability of the Velardeña Properties at December 31, 2014 no impairment was deemed to have occurred during 2014.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

4.                                      Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineralized material and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; estimates of recoverable metals in stockpiles; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

The policies adopted, considered by management to be significant, are summarized as follows:

a.                                      Basis of consolidation

All of the Company’s consolidated subsidiaries are 100% owned and as such the Company does not have a noncontrolling interest in any of its subsidiaries.   All intercompany transactions and balances have been eliminated at consolidation.

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

d.                                      Inventories

Metals inventory at the Velardeña Properties consisted of marketable products including concentrates and precipitates.  Metals inventory was carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete processing and bring the product to sale. Costs included in metals inventory included direct and indirect costs of mining and processing, including depreciation.  The Company had no metals inventories at December 31, 2015 as the result of the suspension of operations at its Velardeña Properties during November 2015 (see Note 1).  At December 31, 2014 the Company had written down its metals inventory to net realizable value with excess costs included in cost of sales and depreciation (see Note 7).

Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of any obsolete stock that is subject to impairment (see Note 3).

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

On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company’s minimum requirements for continued evaluation.  The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any, are written off and reflected in other operating gains and losses, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Costs of exploration subsequent to the application of fresh start accounting have been and will continue to be expensed.

f.                                         Property, plant and equipment and long lived asset impairment

Buildings are depreciated using the straight—line method over the estimated useful lives of 30 to 40 years or the life of the mine whichever is shorter.  Mining equipment and machinery, excluding the plant, are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter.  Mineral properties and the plant are depreciated using units of production based on estimated mineralized material.  Other furniture and equipment are depreciated using the straight-line method over estimated useful lives of three to five years.  Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

As discussed above, the Company does not have any properties with proven or probable reserves including the the Velardeña Properties.

Property, plant and equipment are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its property, plant and equipment, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.   If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset (see Notes 3 and 9).

g.                                      Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which establishes a uniform methodology for accounting for estimated

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

reclamation and abandonment costs. According to ASC 410, the fair value of an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost (“ARC”) is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset (see Note 14).

The Company prepares estimates of the timing and amount of expected cash flows when an ARO is incurred. The fair value of the ARO is measured by discounting the expected cash flows using a discount rate that reflects the credit adjusted risk-free rate of interest. The Company records the fair value of an ARO when it is incurred and layer adjustments of the ARO are recorded as an adjustment to the corresponding ARC. The ARO is adjusted to reflect the passage of time (accretion cost) calculated by applying the discount rate implicit in the initial fair value measurement to the beginning-of-period carrying amount of the ARO. The Company records accretion costs to expense as incurred.

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

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue from Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding “income statement characterization of reimbursements received for “out-of-pocket” expenses incurred” and “reporting revenue gross as a principal versus net as an agent”.  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense.  The actual costs incurred for the reimbursed labor, utility and other costs are reported as “Oxide plant lease costs” in the statement of operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease (see Note 17).

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

j.                                         Net income (loss) per Share of Common Stock

Basic income (loss) per share is computed by dividing net income (loss) available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.

At December 31, 2015 and 2014, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

k.                                       Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments.  Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.  For the years ended December 31, 2015 and 2014 Comprehensive Loss included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Loss.

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

m.                                    Recently Adopted Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  The purpose of the standard update is to simplify presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Amortization of the discount or premium shall be reported as interest expense in the case of liabilities or as interest income in the case of assets. Amortization of debt issuance costs also shall be reported as interest expense. ASU No. 2015-03 becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the Company adopted ASU 2015-03 in 2015. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2014 the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 became effective for the Company January 1, 2015. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2013 the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 became effective for the Company January 1, 2014. The adoption of ASU 2013-11 has not had a material impact on the Company’s consolidated financial position or results of operations.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

n.                                      Recently Issued Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our consolidated financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the consolidated financial position or results of operations.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s  Ability to Continue as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial position or results of operations.

In May 2014, FASB and the International Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. ASU 2014-09 was originally effective December 15, 2016 but ASU 2015-14 deferred the effective date by one year. The Company is evaluating the financial statement implications of adopting ASU 2014-09 but does not believe adoption of ASU 2014-09 will have a material impact on its consolidated financial position or results of operations.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The following tables summarize the Company’s short-term investments at December 31, 2015:

December 31, 2015	Cost	Estimated Fair Value	Carrying Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$199	$72	$72
Total available for sale	199	72	72
Total short term	$199	$72	$72

6.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,
	2015	2014
	(in thousands)
Prepaid insurance	$302	$542
Prepaid contractor fees and vendor advances	12	100
Taxes receivable	—	90
Recoupable deposits and other	137	103
	$451	$835

7.              Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,
	2015	2014
	(in thousands)
Metals inventory	$—	$477
In-process inventory	—	307
Material and supplies	330	713
	$330	$1,497

The Company had no metals or in process inventories at December 31, 2015 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1). The material and supplies inventory at December 31, 2015 is reduced by a $0.3 million obsolescence charge reflected in shutdown costs.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

9.              Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,
	2015	2014
	(in thousands)
Mineral properties	$9,630	$22,397
Exploration properties	2,518	2,743
Royalty properties	200	200
Buildings	4,377	4,377
Mining equipment and machinery	16,998	17,695
Other furniture and equipment	841	841
Asset retirement cost	1,285	2,002
	35,849	50,255
Less: Accumulated depreciation & amortization	(24,724)	(21,224)
	11,125	29,031

At September 30, 2015 the Company determined that the recoverability of certain mineral property and exploration property costs related to theVelardeña Properties Mineral Properties Asset Group was impaired. As such the carrying value of the Mineral Properties Asset Group was written down by approximately $13.2 million and an impairment charge for that amount was recorded.  (See Note 3.)

During the year ended December 31, 2015 the Company received $0.3 million related to an option agreement on its Otuzco property in Peru. In addition, the Company sold certain non-strategic mining concessions and equipment for net proceeds of approximately $0.5 million and recorded a $0.2 million gain on the transactions. The net gains for the above transactions are reflected in other operating income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2014 the Company sold 45 mining concessions totaling 770 hectares located in the Zacatecas District, Zacatecas State, Mexico, to Capstone Mining Group for $0.7 million and recorded a $0.5 million gain on the sale.  Also in the third quarter 2014, the Company entered into an option agreement with a private party to sell its 1,100 hectare Otuzco property in Peru for approximately $0.5 million.  The Company received approximately $0.2 million under the option agreement during 2014, and the remaining $0.3 million was received during 2015, as discussed above.  In addition, the Company sold miscellaneous surplus equipment located in Argentina for approximately $0.1 million and recorded a nominal gain. The net gains for the above transactions are reflected in other operating income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

The ARC) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the ARO (see Note 12) and to the impairment of the ARC, as discussed below.

At September 30, 2015 the Company reduced the carrying value of the Velardeña Properties mineral and exploration properties by $12.8 million and the ARC by $0.4 million and recorded a $13.2 million impairment charge on the accompanying Consolidated Statements of Operations and Comprehensive Loss (see Note 3).  The table below sets forth the detail of the impairment charges recorded to the Velardeña Properties property, plant and equipment:

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

10.                              Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)

Accounts payable and accruals	$599	$893
Accrued employee compensation and benefits	545	746
	$1,144	$1,639

December 31, 2015

Accounts payable and accruals at December 31, 2015 consist primarily of $0.3 million due to contractors and suppliers and $0.3 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at December 31, 2015 consist of $0.1 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties.

December 31, 2014

Accounts payable and accruals at December 31, 2014 consist primarily of $0.7 million due to contractors and suppliers and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

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

During 2015, with the retirement of an officer of the Company all outstanding KELTIP Units were settled with the issuance of common stock of the Company under the Equity Plan (defined herein). No additional KELTIP Units have been granted and at December 31, 2015 the Company has no KELTIP Units outstanding.  At December 31, 2014 after marking the outstanding KELTIP Units to market the Company had recorded a $93,000 liability which is included in accrued employee compensation and benefits in the table above.

11.                              Convertible note payable

On October 27, 2015, the Company borrowed $5.0 million from Sentient, per the terms of the Sentient Note and Loan Agreement (the “Sentient Loan”), with principal and accrued interest due on October 27, 2016.  To comply with security regulations and stock exchange rules in the United States and Canada, the Company received stockholder approval on January 19, 2016 to allow the Sentient Note principal and accrued interest to be converted,  solely at Sentient’s option, into shares of the Company’s common stock at a price equal to the lowest of: 1) $0.29, 90 percent of the 15-day volume weighted average price (“VWAP”) for the period immediately preceding the Loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the Loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the Loan closing date. The Loan bears interest at a rate of 9.0% per annum, compounded monthly.  The interest is due on the earlier of the full conversion of the Sentient Note or at maturity. The Sentient Loan contains customary representations, warranties, covenants and default provisions and is secured by the stock of the Company’s principal subsidiaries, including the stock of subsidiaries that own directly or indirectly the Velardeña Properties and the El Quevar project.

The Company incurred approximately $0.3 million in legal and other costs associated with the Sentient Loan, including costs related to the special meeting of stockholders to approve the convertibility of the Sentient Note. Per the guidance of ASU 2015-03 the loan costs are presented as a reduction to the note payable on the accompanying Consolidated Balance Sheets and will be amortized to interest expense over the life of the Sentient note using the interest rate method (see Note 4). At December 31, 2015 the balance of the note payable was reduced by approximately $0.3 million related to the loan costs and the Company had recognized $54,000 of interest expense related to the amortization of the loan costs.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 “Derivatives and Hedging”(“ASC 815”). ASC 815 provides that a derivative instrument’s fair value must be bifurcated between the note and the embedded derivative and separately recorded on the Company’s Consolidated Balance Sheet. The Company used a third party consultant to value the embedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy (see Note 14). For purposes of valuing the embedded derivative as of the Sentient Loan closing date and at December 31, 2015 the valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the Sentient Notes’ conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Sentient Loan maturity date that would lower the conversion price.

The derivative is recorded at fair value with subsequent mark-to-market changes in the value of the derivative recorded as income or loss in the Consolidated Statements of Operations and Comprehensive Loss.  It was determined that the embedded

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

derivative had a fair value of approximately $1.1 million at October 27, 2015, the date the Company entered into the Sentient Loan.  At December 31, 2015 the embedded derivative had a fair value of approximately $0.5 million and the Company recorded a gain of approximately $0.6 million.

Because the proceeds of the Sentient Loan have been bifurcated between the Sentient Note and the embedded derivative, and because the Sentient Note has been recorded net of loan costs, which will be amortized to interest expense over the life of the Sentient Note, the effective rate of interest on solely the recorded loan obligation is higher than the stated nominal rate of interest on the Sentient Note. The effective interest rate on the Sentient Note during the year ended December 31, 2015 is approximately 21%, compounded monthly, compared to the stated nominal rate of 9.0% per annum, compounded monthly.

The Company has also agreed to enter into a registration rights agreement (“RRA”) upon the conversion of any part of the Sentient Note into shares of common stock of the Company.  The RRA will require the Company to register, at the Company’s expense, any shares received by Sentient upon conversion of all or a part of the Sentient Note within a reasonable period of time and to maintain the effectiveness of such shares.  The RRA will provide for penalties up to a maximum of 3.0 percent of the value of the shares received in the case that the shares are not registered and declared effective within a reasonable timeframe.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,335,000 shares of the Company’s common stock at an exercise price of approximately $0.172 per share, equal to 90% of the 15-day VWAP immediately preceding the conversion date (see Note 25).  Following the conversion, approximately $1.1 million of principal remained outstanding.

12.                              Asset Retirement and Reclamation Liabilities

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the year ended December 31, 2015 the Company recognized approximately $0.2 million of accretion expense and approximately $0.2 million of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	December 31,
	2015	2014
	(in thousands)
Beginning balance	$2,582	$2,467

Changes in estimates, and other	(300)	(85)
Accretion expense	198	200
Ending balance	$2,480	$2,582

The decrease in the ARO recorded during the years ended December 31, 2015 and 2014 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

13.                              Other Liabilities

The Company recorded other current liabilities of approximately $0.6 million and $2.6 million at December 31, 2015 and December 31, 2014, respectively.  For December 31, 2015 the amount includes $0.4 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years. The amount includes $0.2 million in taxes and $0.2 million in estimated interest and penalties.  The $0.2 million in net taxes due will be paid ratably over a six month period beginning in January 2016.  The Company is awaiting the final assessment of interest and penalties, estimated to be approximately $0.2 million, payable immediately upon final assessment, which is expected in early 2016 (see Note 21.)  The December 31, 2015 amount also includes $0.1 million of accrued interest on the Sentient Loan (see Note 11) and $0.1 million as a loss contingency on a disputed contract with a third party contractor in Mexico.

For December 31, 2014 the amount includes $2.3 million related to a loss contingency on foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party. The amounts include estimated interest, penalties and other adjustments. This loss contingency expired during 2015.  The December 31, 2014 amount also includes $0.2 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years. The amount includes estimated interest and penalties and is net of certain VAT credits due the Company.

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

The Company has consistently applied the valuation techniques discussed in Notes 3, 11 and 16 in all periods presented.

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2015 and 2014 by respective level of the fair value hierarchy:

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2015
Assets:
Cash and cash equivalents	$4,077	$—	$—	$4,077
Trade accounts receivable	546	—	—	546
Marketable securities	72	—	—	72
	$4,695	$—	$—	$4,695

Liabilities:
Warrant liability	$—	$—	$210	$210
Derivative liability	—	—	488	488
	$—	$—	$698	$698

At December 31, 2014
Assets:
Cash and cash equivalents	$8,579	$—	$—	$8,579
Trade accounts receivable	—	—	—	—
	$8,579	$—	$—	$8,579

Liabilities:
Warrant liability	$—	$—	$1,554	$1,554
	$—	$—	$1,554	$1,554

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy, are related to the sale of metals at our Velardeña Properties and the oxide plant lease and are valued at published metals prices per the terms of the refining and smelting agreements and lease rates per the plant lease agreement.

At December 31, 2015 and 2014, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 16). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The warrant liability has been recorded at fair value as of December 31, 2015 and 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815. ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Consolidated Balance Sheets.  At December 31, 2015 the Company had recorded a derivative liability related to the beneficial conversion feature of the Sentient Note (see Note 11.) The Company assesses the fair value of the derivative liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The derivative liability has been recorded at fair value as of December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy. The valuation model

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the Loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Loan maturity date that would lower the conversion price.

In addition to the warrant exercise prices (see Note 16) and Sentient Note  conversion price (see Note 11) other significant inputs to the warrant valuation model and derivative valuation model included the following as applicable:

	December 31,
	2015	2014

Company’s ending stock price	$0.20	$0.54
Company’s stock volatility	85%	90%
Applicable risk free interest rate	1.48%	1.60%

An increase or decrease in the Company’s stock price, in isolation, would result in a relatively lower or higher fair value measurement respectively.  A decrease in the probability of the issuance of additional common stock at a lower price than the current warrant exercise price would result in a lower value for the warrants.  The table below highlights the change in fair value of the warrant liability and the derivative liability.

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (level 3)
	Warrant Liabilities	Derivative Liability
	(in thousands)
Beginning balance at January 1, 2014	$—	$—
Adjustment to record 2012 warrants as a liability (Note 16)	163	—
Issuance of warrants	3,084	—
Change in estimated fair value	(1,693)	—
Ending balance at December 31, 2014	$1,554	$—
Sentient Note, October 27, 2015	—	1,040
Change in estimated fair value	(1,344)	(552)
Ending balance at December 31, 2015	$210	$488

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2014.

The Company did conduct a fair value assessment of its mineral properties related to the Velardeña Properties at September 30, 2015 (see Note 3). The following table summarizes the Company’s non-recurring fair value measurements at September 30, 2015 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2015
Assets:
Mineral properties	$—	$—	$1,354	$1,354
	$—	$—	$1,354	$1,354

The Company assesses the fair value of its long lived assets if circumstances indicate a change in the fair value has occurred.  The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

To determine the fair value of mineral properties the Company uses a discounted cash flow evaluation approach and relied on a third party mining consulting and engineering firm to assist with the determination of a residual value for the Velardeña mineral properties, which falls within Level 3 of the fair value hierarchy. The discounted cash flow valuation approach relies upon assumptions for future metals prices and projected silver and gold grades, recoveries, and mining and processing costs related to the Velardeña Properties. In determining the residual value of the mineral properties the third-party mining consulting and engineering firm reviewed comparable sales of similar properties in the region and considered the location of the Company’s properties to other active mining operations in close proximity to the Company’s properties.  See Note 3 for further details related to the determination of fair value.

15.                              Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”) on a tax jurisdictional basis.

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2015	2014
	(in thousands)
United States	$(6,484)	$(8,207)
Other Countries	(18,899)	(10,616)
	$(25,383)	$(18,823)

In 2014 and 2015 the Company recorded no current or deferred tax expense or benefit, as any tax expense or benefit incurred during the year has been offset against a change in the valuation allowance of various deferred tax assets in each country.

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For the Year Ended December 31,
	2015	2014
	(in thousands)
Tax expense (benefit) at US rate of 34%	$(8,630)	$(6,400)
Other adjustments:
Rate differential of other jurisdictions	681	301
Effects of foreign earnings	(1,475)	(2,238)
Change in valuation allowance	3,745	14,127
Provision to tax return true-ups	(10,533)	(18,826)
Exchange rate changes on deferred tax assets	15,772	13,605
Other	440	(569)
Income tax provision	$—	$—

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the years ended
	December 31,
	2015	2014
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$98,571	$93,364
Stock-based compensation	1,325	1,943
Property, plant and equipment	9,816	13,990
Other	1,139	1,289
	110,851	110,586
Less: Valuation allowance	(110,510)	(106,764)
Total deferred tax assets	341	3,822

Deferred tax liabilities:
Property, plant and equipment	(189)	(3,436)
Other	(152)	(386)
Total deferred tax liabilities	(341)	(3,822)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2015 and December 31, 2014 was zero.

At December 31, 2015 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $330.2 million.  Of these, $92.4 million is related to the Velardeña Properties in Mexico and expires in future years through 2025.  $22.9 million is related to other Mexico exploration activities and also expires in future years through 2025.  $38.0 million net operating losses exist in Luxembourg and have no expiration date, while $118.3 million exist in other non-U.S. countries, which will expire in future years through 2035.  In the U.S. there are $58.6 million of net operating loss carryforwards which will expire in future years through 2035.

The valuation allowance offsetting the net deferred tax assets of the Company of $111.4 million and $106.8 million at December 31, 2015 and 2014, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits.  The Company’s unrecognized tax benefits as of December 31, 2015 and 2014 are completely offset by net deferred tax benefits and therefore do not appear on the Consolidated Balance Sheet.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

	The Year Ended December 31,
	2015	2014
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$1,163	$1,668
Increases for tax positions taken during prior years
Decreases relating to settlements with taxing authorities
Reductions due to lapse of statute of limitations	(226)	(505)
Gross unrecognized tax benefits at end of period	$937	$1,163

Tax years as early as 2010 remain open and are subject to examination in the Company’s principal tax jurisdictions.  The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months.  No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015 or 2014, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2015 and 2014.  The Company classifies income tax related interest and penalties as income tax expense.

16.                               Equity

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

In arriving at the value of the Shares and Warrants the Company first valued and recorded the Warrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  A third party expert determined a value for the Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 14).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Warrants.  Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Warrants disclosed above, the Company’s stock volatility measured as of September 30, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.  The fair value of the Warrants was determined to be $1.2 million, with the remaining $1.5 million of net proceeds from the Offering being allocated to additional paid in capital.

Private placement

On September 10, 2014 the Company also completed a private placement (the “Private Placement”) with The Sentient Group (“Sentient”), the Company’s largest stockholder, pursuant to which Sentient purchased, pursuant to Regulation S under the U.S. Securities Act of 1933, a total of 5,800,000 Units (the “Private Placement Units”), with each Private Placement Unit consisting of one share of the Company’s common stock (the “Sentient Shares’) and a warrant to purchase 0.50 of a share of the Company’s common stock (the “Sentient Warrants”). The Sentient Warrants became exercisable on March 11, 2015 at an exercise price of $1.21 per share and will expire on September 10, 2019, five years from the date of issuance. Each Private Placement Unit was priced at $0.817, the same discounted price paid by the underwriters in the Offering. The Company received net proceeds from the Private Placement of approximately $4.7 million after the discount and expenses of approximately $0.3 million. Following the completion of the Private

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Placement and the Offering, Sentient held approximately 27.2% of the Company’s outstanding common stock (excluding restricted common stock held by the Company’s employees).

In arriving at the value of the Sentient Shares and Sentient Warrants the Company first valued and recorded the SentientWarrants as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a an offering price lower than the current exercise price of the Sentient Warrants.  A third party expert determined a value for the Sentient Warrants at September 4, 2014, the date prior to the announcement of the Offering, using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 14).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the Sentient Warrants.  Significant inputs to the valuation model included the Company’s closing stock price at September 4, 2014 of $1.01, the exercise price for the Sentient Warrants disclosed above, the Company’s stock volatility measured as of September 30, 2014, the applicable risk free interest rate of 1.6%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.  The fair value of the Sentient Warrants was determined to be $1.9M, with the remaining $2.7M of net proceeds from the Private Placement being allocated to additional paid in capital.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2015 and 2014 and changes during the years then ended:

	The Year Ended December 31,
	2015		2014
Restricted Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	600,838	$1.48	915,971	$2.47
Granted during the year	—	—	140,000	0.52
Restrictions lifted during the year	(516,668)	1.64	(455,133)	3.18
Forfeited during the year	—	—	—	—
Outstanding at end of year	84,170	$0.46	600,838	$1.48

No restricted stock grants were made during the year ended December 31, 2015. During the year ended December 31, 2014 restricted stock grants were made to one officer and one new employee at the date of hire.

Restrictions were lifted on 336,334 shares during the year ended December 31, 2015 on the anniversaries of grants made to officers and employees in prior years.  In addition, during 2015 restrictions were lifted on 163,334 shares related to the retirement of two officers during the year and restrictions were lifted on 12,000 shares during 2015 in connection with the termination of employment of two employees.  Restrictions were lifted on 444,633 shares during the year ended December 31, 2014 on the anniversaries of grants made to officers and employees in prior years and restrictions were lifted on an additional 10,500 shares during 2014 in connection with the termination of employment of two employees.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

For the years ended December 31, 2015 and 2014 the Company recognized approximately $0.2 million and $0.5 million, respectively, of compensation expense related to the restricted stock grants.  The Company expects to recognize a nominal amount of compensation expense related to these grants over the next 12 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2015 and 2014 and changes during the years then ended:

	The Year Ended December 31,
	2015		2014
Equity Plan Options	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	245,810	$3.47	110,810	$8.02
Granted during the year	—	—	150,000	0.56
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	—	$—	(15,000)	$8.00
Outstanding at end of year	245,810	$3.47	245,810	$3.47
Exercisable at end of period	245,810	$3.47	95,810	$8.02
Granted and vested	245,810	$3.47	95,810	$8.02

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

Grant Date
November 12,
2014
Expected volatility	82.64%
Weighted average volatility	82.64%
Expected dividend yield	—
Expected term (in years)	5
Risk-free rate	0.88%

The grant made during 2014 was to a manager at our Velardeña Properties. The manager’s employment was terminated in conjunction with the suspension of operations at our Velardeña Properties and has six months from the termination date to exercise the options.

The options that expired during 2014 were options issued to former ECU stock option holders to replace options previously issued to them by ECU.

During the year ended December 31, 2015, the Company recognized expense of less than $0.1 million related to the outstanding options. The Company does not expect to record any additional expense related to these options.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2015 and 2014 and changes during the years then ended:

	For the Year Ended December 31,
	2015		2014
Restricted Stock Units	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share	Number of Underlying Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	935,285	$2.08	585,285	$2.97
Granted during the year	310,000	0.39	350,000	0.58
Restrictions lifted during the year	—	—	—	—
Forfeited during the year	—	—	—	—
Outstanding at end of year	1,245,285	$1.66	935,285	$2.08

For the years ended December 31, 2015 and 2014 the Company recognized approximately $0.2 million and $0.4 million, respectively, of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of less than $0.1 million over the next six months.

Pursuant to the KELTIP (see Note 10), KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount in cash or in Company common stock measured generally by the price of the Company’s common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in detail in Note 10. All of the outstanding KELTIP Units were settled during 2015 upon the retirement of an officer of the Company. The Company issued 172,500 shares of its common stock under the Equity Plan to settle the outstanding KELTIP Units.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2015 and December 31, 2014 and changes during the years then ended:

	For the Year Ended December 31,
	2015		2014
Common Stock Warrants	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Number of Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	8,777,409	$3.95	5,263,578	$12.10
Granted during period	—	—	4,746,000	1.21
Dilution adjustment	—	—	599,760	7.17
Expired during period	—	—	(1,831,929)	19.00
Exercised during period	—	—	—	—
Outstanding at end of year	8,777,409	$3.95	8,777,409	$3.95

The warrants issued during the period are related to the Offering and Private Placement of the Company’s securities completed on September 10, 2014 as discussed above.

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

The warrants issued in September 2012 and September 2014 are being recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  At December 31, 2015 the total liability for the warrants was $210,000, consisting of $205,000 for 2014 warrants and $5,000 for the 2012 warrants.  The warrant liability has been recorded at fair value as of December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included the Company’s closing stock price at December 31, 2015 of $0.20, the exercise prices for the warrants disclosed above, the Company’s stock volatility of 85%, the applicable risk free interest rate of 1.5%, and the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price.  The balances for warrant liability, paid-in capital, and accumulated earnings also reflect an adjustment made during 2014 to reflect the impact of recording the 2012 warrants as a liability.  Paid in capital and accumulated deficit were reduced by $15.6 million $15.5 million respectively and warrant liability was increased by $0.2 million. The adjustments were determined to be immaterial to the Company’s financial statements filed in prior periods.

Subsequent to December 31, 2015, two anti-dilution adjustments have been made to the warrants issued in September 2012 and September 2014, resulting from the January 19, 2016 approval by the Company’s stockholders of the convertibility of the Sentient Note and from the subsequent February 11, 2016 conversion by Sentient of a portion of the Sentient Note and accrued interest.  (See Note 25.)

17.                               Revenue and Related Costs

Sale of Metals and Cost of Metals Sold

During the years ended December 31, 2015 and 2014, the Company sold marketable concentrate products from its Velardeña Propertiesto three customers.  Under the terms of the Company’s agreements with customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At December 31, 2014 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $1.2 million and a charge to depreciation expense of approximately $0.7 million. The Company had no metals or in-process inventories at December 31, 2015 as a result of the suspension of mining and processing at its Velardeña Properties (see Note 1).

Oxide Plant Lease and Oxide Plant Lease Costs

On July 15, 2015 the Company entered into a leasing agreement with a third party, which for a monthly fixed fee and a variable tonnage fee will allow the third party to control and process its own material through the oxide plant at the Velardeña Properties for a period of up to 30 months and a minimum period of 18 months. In addition, under the terms of the lease the Company is entitled to reimbursement for certain costs it incurs related to the lease.  For the year ended December 31, 2015 the Company recorded revenue of approximately $0.7 million and related costs of approximately $0.2 million associated with the lease of the oxide plant. In addition, the Company received an advance payment of $0.5 million that will be applied to the lease amounts due during the first four months of 2016. At December 31, 2015 the advance payment was recorded as deferred revenue on the accompanying Consolidated Balance Sheets.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue from Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding “income statement characterization of reimbursements received for “out-of-pocket” expenses incurred” and “reporting revenue gross as a principal versus net as an agent”.  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense.  The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the statement of operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

18.                               Interest and Other Income

For the year ended December 31, 2015 the Company reported interest and other income of $3.1 million which includes a $2.3 million reduction and elimination of a loss contingency liability related to foreign withholding taxes that the government could have asserted were owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 13). Also included in interest and other income is approximately $0.8 million related to a tax refund received in Mexico.

For the year ended December 31, 2014 the Company reported other income of $1.6 million related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 13).

19.                               Derivative Income

During the years ended December 31, 2015 and 2014 the Company recorded approximately $1.3 million and $1.7 million respectively, of warrant derivative income related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 14).  The warrant liability has been recorded at fair value as of December 31, 2015 and 2014 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.

During the year ended December 31, 2015 the Company recorded approximately $0.6 million of derivative income related to a decrease in the fair value of the derivative liability related to the Sentient Loan (see Note 11.) The derivative liability has been recorded at fair value as of December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  Significant inputs to the valuation model included: 1) the probability of successfully achieving stockholder approval of the Loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Loan maturity date that would lower the conversion price as well as the inputs in the table below for 2015.

	At December 31,
The Company’s	2015	2014
Closing stock price	$0.20	$0.54
Volatility	85.00%	90.00%
Risk-free rate	1.48%	1.60%

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

20.                               Cash flow information

The following table reconciles net income (loss) for the period to cash used in operations:

	The Year Ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,383)	$(18,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,480	3,128
Gain on sale of assets, net	(719)	(689)
Accretion of asset retirement obligation	198	200
Asset write off	27	138
Write off of loss contingency, net	(1,969)	(1,645)
Decrease in warrant liability	(1,344)	(1,693)
Decrease in derivative liability	(553)
Amortization of deferred loan costs	54	—
Impairment of long lived assets	13,181	—
Foreign exchange gain on loss contingency	(106)	(281)
Stock compensation	453	926
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(546)	25
Decrease in prepaid expenses and other assets	384	287
Decrease (increase) in inventories	861	(764)
Decrease in value added tax receivable (net)	916	449
Increase in accrued interest payable net of amounts capitalized	81	—
(Decrease) increase in accounts payable and accrued liabilities	(402)	358
Increase in deferred revenue	500	—
(Decrease) increase in deferred leasehold payments	(11)	42
Decrease in reclamation liability	(37)	(117)
Net cash used in operating activities	$(9,935)	$(18,459)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2015 and 2014.

21.       Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2016	2017	2018	2019	2020	Thereafter

El Quevar mining concessions (estimated)	$114	$114	$114	$114	$114	$—
Velardeña mining consessions (estimated)	$40	$40	$40	$40	$40	$—
Office space	$283	$287	$292	$268	$—	$—

The Company is required to make payments to the Argentinean government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $74,000 and $35,000 for the years ended December 31, 2015 and 2014, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2015 and 2014 the Company made such payments totaling approximately $12,000 each year, and annual payments under its surface right agreement with the local ejido of appromately $25,000.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina.  The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2014. The new lease reflects an approximately 46% reduction in space and an approximately 44% reduction in cost beginning March 1, 2014. The new lease expires November 30, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $227,000 and $259,000 for the years ended December 31, 2015 and 2014, respectively.

The Company cannot currently estimate the life of the Velardeña Properties or El Quevar project. The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2015. If the Company continues mining and processing or evaluations of restart at the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $15,000 per year for the life of the Velardeña mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $114,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions.  Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

The Company has recorded loss contingencies of approximately $0.4 million and $2.6 million at December 31, 2015 and December 31, 2014, respectively as discussed in Note 13.

22.       Foreign Currency

The Company conducts exploration and mining activities primarily in Mexico and Argentina, and gains and losses on foreign currency transactions are related to those activities. The Company’s functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

23.       Segment Information

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

	Revenue	Costs Applicable to Sales	Depreciation, Depletion and Amortization	Exploration, El Quevar, Velardeña and Administrative Expense	Pre-Tax loss	Total Assets	Capital Expenditures
	(in thousands )
The Year ended December 31, 2015
Velardeña Properties	$8,071	$10,065	$3,826	$1,347	$17,346	$8,988	$28
Corporate, Exploration & Other	—	—	654	8,918	8,037	8,013	16
	$8,071	$10,065	$4,480	$10,265	$25,383	$17,001	$44
The Year ended December 31, 2014
Velardeña Properties	$235	$1,655	$2,353	$6,607	$8,144	$27,188	$491
Corporate, Exploration & Other	—	—	775	10,743	10,679	14,070	9
	$235	$1,655	$3,128	$17,350	$18,823	$41,258	$500

All of the revenue for the two years presented was from the Company’s Velardeña Properties in Mexico (see Note 17).  The revenue for 2015 was attributable to sales of precipitates and concentrates to three customers under varying agreements. The revenue for 2014 was attributable to sale of concentrates to one customer. During 2014 the Velardeña Properties were on care and maintenance until processing of mined material resumed in early November 2014, resulting in lower revenue and costs applicable to sales. The Company suspended operations at its Velardeña properties in November 2015 (see Note 1).

The 2015 Velardeña Properties pre-tax loss includes a $13.2 million impairment charge recorded at September 30, 2015 (see Note 3). The impairment charge is also reflected in the reduction of the Velardeña Properties total assets for 2015.

24.  Related Party Transactions

Since May, 2009 until her resignation on December 30, 2015, Deborah Friedman devoted approximately half of her time to serve as the Company’s Senior Vice President, General Counsel and Corporate Secretary and approximately half of her time to her legal practice at Davis Graham & Stubbs LLP (“DGS”) where she is a partner.  During 2014 and 2015 the Company paid a monthly flat fee retainer of approximately $15,000 to DGS for approximately one half of Ms. Friedman’s time spent serving as the Company’s Senior Vice President, General Counsel and Corporate Secretary, which DGS subsequently remitted to Ms. Friedman, and the Company paid her customary hourly rate to DGS for any time spent by Ms. Friedman in excess of that threshold.  Although she was an executive officer of the Company for Section 16(a) reporting purposes under the Securities Exchange Act of 1934, Ms. Friedman was not employed by the Company.  For the years ended December 31, 2015 and 2014 the Company paid approximately $490,000 and $460,000 respectively to DGS for legal services, including the amounts relating to Ms. Friedman described above.  The Company has been advised by DGS that these amounts represented a de minimis amount of DGS’s total revenue in each of the two years.  At December 31, 2015 and 2014 the Company’s Consolidated Balance Sheets included in accounts payable and other accrued liabilities amounts owed to DGS of approximately $25,000 and $21,000 respectively.

25.  Subsequent Events

Stockholder approval of Sentient Note Conversion and Warrant Exercise Price Adjustment

Subsequent to December 31, 2015 the Company’s stockholders approved, at a special meeting of the stockholders held on January 19, 2016, the issuance of shares of the Company’s common stock upon conversion of the Sentient Note (see Note 11).

Pursuant to certain dilution adjustment provisions in the warrant agreements governing the September 2012 and 2014 Warrants, the exercise price of the warrants was adjusted downward as a result of stockholder approval of the convertibility of the Sentient Note.  At January 19, 2016, the date of the stockholders’ approval, the lowest conversion price determinable for the Sentient Note, pursuant to the terms of the Sentient Note, was $0.29, a price equal to 90 percent of the 15-day VWAP for the period immediately preceding the Loan closing date of October 27, 2015.  As a result, effective January 19, 2016, the number of shares of common stock issuable upon exercise of the September 2012 Warrants was increased from 4,031,409 shares to 5,084,193 shares (1,052,784 share increase) and the exercise price was reduced from $7.17 per share to $5.68 per share.  The number of shares of common stock issuable upon exercise of the September 2014 Warrants was increased from 4,746,000 shares to 5,108,347 shares (362,347 share increase) and the exercise price was reduced from $1.21 per share to $1.01 per share.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Expressed in United States dollars)

Conversion of Sentient Note and Warrant Exercise Price Adjustment

Also subsequent to December 31, 2015, on February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 23,335,000 shares of the Company’s common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date.  Following the conversion, approximately $1.1 million of principal remained outstanding.  If the remaining principal and additional accrued interest from February 11, 2016 is not converted into the Company’s common stock, the Company would owe approximately $1.2 million to Sentient on the October 27, 2016 maturity date.

As a result ofthe Sentient Note conversion on February 11, 2016, the number of shares of common stock issuable upon exercise of the September 2012 Warrants was increased pursuant to applicable anti-dilution provisions from 5,084,193 shares to 5,677,757 shares (593,564 share increase) and the exercise price was reduced from $5.68 per share to $5.09 per share.  The number of shares of common stock issuable upon exercise of the September 2014 Warrants was increased from 5,108,347 shares to 5,365,983 shares (257,636 share increase) and the exercise price was reduced from $1.01 per share to $0.91 per share.

If all or a portion of the remaining principal and interest under the Sentient Loan is converted at a lower conversion price than the February 11 $0.172 conversion price, the number of shares of common stock issuable upon exercise of the warrants would be further increased and the exercise price of the 2012 and 2014 Warrants would be further decreased.