Form 10-Q
period 2016-03-31
Golden Minerals Co
filed 2016-04-29
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

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

AT APRIL 27, 2016, 76,690,333 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	Unaudited
	March 31,	December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$2,109	$4,077
Short-term investments (Note 4)	154	72
Trade receivables	530	546
Inventories (Note 6)	331	330
Value added tax receivable, net (Note 7)	203	400
Prepaid expenses and other assets (Note 5)	450	451
Total current assets	3,777	5,876
Property, plant and equipment, net (Note 8)	10,254	11,125
Total assets	$14,031	$17,001

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,212	$1,144
Convertible note payable, net (Note 11)	963	3,702
Derivative liability (Note 11)	687	488
Deferred revenue (Note 16)	138	500
Other current liabilities (Note 12)	295	556
Total current liabilities	3,295	6,390
Asset retirement and reclamation liabilities (Note 10)	2,297	2,546
Warrant liability (Note 13)	1,390	210
Other long term liabilities (Note 12)	80	84
Total liabilities	7,062	9,230

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 100,000,000 shares authorized; 76,690,333 and 53,335,333 shares issued and outstanding, respectively	767	534
Additional paid in capital	489,912	484,742
Accumulated deficit	(483,665)	(477,378)
Accumulated other comprehensive income loss	(45)	(127)
Shareholders' equity	6,969	7,771
Total liabilities and equity	$14,031	$17,001

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 16)	$1,463	$—
Sale of metals	—	2,337
Total revenue	1,463	2,337
Costs and expenses:
Oxide plant lease costs (Note 16)	(474)	—
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	—	(3,012)
Exploration expense	(776)	(969)
El Quevar project expense	(163)	(406)
Velardeña project expense	—	(119)
Velardeña shutdown and care and maintenance costs	(587)	—
Administrative expense	(1,218)	(1,328)
Stock based compensation	(32)	(179)
Reclamation expense	(51)	(110)
Other operating income, net	39	176
Depreciation, depletion and amortization	(550)	(1,359)
Total costs and expenses	(3,812)	(7,306)
Loss from operations	(2,349)	(4,969)
Other income and (expense):
Interest expense (Note 11)	(443)	—
Interest and other income (Note 17)	3	916
Warrant derivative (loss) gain (Note 18)	(1,180)	650
Derivative loss (Note 18)	(648)	—
Loss on debt extinguishment (Note 11)	(1,666)	—
Loss on foreign currency	(4)	(28)
Total other (expense) income	(3,938)	1,538
Loss from operations before income taxes	(6,287)	(3,431)
Income tax benefit	—	—
Net loss	$(6,287)	$(3,431)
Comprehensive loss, net of tax:
Unrealized gain (loss) on securities	82	(80)
Comprehensive loss	$(6,205)	$(3,511)
Net loss per common share — basic
Loss	$(0.09)	$(0.07)
Weighted average Common Stock outstanding - basic (1)	65,868,598	52,686,250

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(2,018)	$(2,644)
Cash flows from investing activities:
Proceeds from sale of assets	50	117
Net cash from investing activities	$50	$117
Cash flows from financing activities:
Net cash from financing activities	$—	$—
Net decrease in cash and cash equivalents	(1,968)	(2,527)
Cash and cash equivalents, beginning of period	4,077	8,579
Cash and cash equivalents, end of period	$2,109	$6,052

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	loss	Equity
	(in thousands except share data)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	453	—	—	453
KELTIP mark-to-market	—	—	40	—	—	40
KELTIP shares issued	172,500	2	52	—	—	54
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(127)	(127)
Net loss	—	—	—	(25,383)	—	(25,383)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued	—	—	32	—	—	32
Shares issued on conversion of Sentient Note	23,355,000	233	5,138	—	—	5,371
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	82	82
Net loss	—	—	—	(6,287)	—	(6,287)
Balance, March 31, 2016	76,690,333	$767	$489,912	$(483,665)	$(45)	$6,969

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the financial results for the periods presented. These interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and filed with the SEC on February 25, 2016.

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $1.2 million in related costs for employee severance, net working capital obligations, and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and $0.6 million in shutdown and care and maintenance costs in the first quarter 2016 and expects to incur approximately $0.3 million in quarterly holding costs while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material in December 2015, and the Company expects to receive net cash flow under the lease of between $4.0 and $5.0 million in 2016.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties in order to generate sufficient revenue to fund continuing business activities. These assets may include the Santa Maria Mine located in the Parral District in Chihuahua State, the Santa Rosa vein, located in the San Luis del Cordero District in Durango, or the Rodeo property located west of the Velardeña Properties in Durango.  The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico. It continues to hold its El Quevar advanced exploration property in Argentina on care and maintenance until it can find a partner to further advance the project. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

2.     Liquidity, Capital Resources and Going Concern

At March 31, 2016 the Company’s aggregate cash and cash equivalents totaled $2.1 million, $2.0 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due primarily to $0.6  million in shutdown and care and maintenance costs at the Velardeña Properties, $0.8 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero property, $0.2 million in care and maintenance and property holding costs at the El Quevar project, $1.2 million in general and administrative expenses, and a $0.2 million increase in net working capital primarily due to a reduction in deferred revenue from the lease of the oxide plant, offset in part by $1.0 million of net operating margin received pursuant to the lease (defined as oxide plant lease revenue less oxide plant lease costs).

In addition to its $2.1 million cash balance at March 31, 2016, the Company expects to receive approximately $3.6 million in net operating margin from the lease of the oxide plant during the remaining three quarters of 2016. The Company currently plans to spend approximately $5.7 million in the remaining three quarters of 2016, as detailed below, resulting in a projected zero cash balance at the end of 2016.  In addition, the Company is required to pay the remaining approximately $1.2 million principal and interest to Sentient Global Resources Fund IV, LP. (“Sentient”) on the October 27, 2016 maturity date of a Senior Secured Convertible Note (the “Sentient Note”) if Sentient does not convert these amounts to the Company’s common stock as permitted under the Sentient Note. On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of the Company’s common stock. See Note 11 for a full discussion of the Sentient Note.

Even if Sentient converts the remaining principal and interest under the Sentient Note to the Company’s common stock, the Company does not currently expect that it will have sufficient cash to continue its business plan into 2017 without external funding.  The Company plans, and is required by the Sentient loan, to seek external funding through the sale of equity or securities convertible into equity.  There can be no assurance that the Company will be successful in obtaining sufficient external funding on terms acceptable to the Company or at all.  If the Company is not successful in obtaining sufficient external funding, the Company expects to reduce its planned 2016 expenditures.

The Company plans to spend the following amounts totaling approximately $5.7 million during the remaining three quarters of 2016.

•	Approximately $0.9 million at the Velardeña Properties for care and maintenance;

•

Approximately $1.6 million on exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to the newly acquired San Luis del Cordero property and other properties;

•	Approximately $0.4 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs;

•	Approximately $2.4 million on general and administrative costs; and

•

Approximately $0.4 million on an increase in working capital primarily related to a reduction in current liabilities, including an advanced payment of $0.1 million received in 2015 from the oxide plant lease and the payment of $0.3 million in equity taxes owed in a foreign jurisdiction.

The actual amount that the Company spends during the remainder of 2016 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, whether Sentient converts the remaining principal and interest due on the Sentient Note to the Company’s common stock, whether the Company is successful in raising external funding and the amount of such funding, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including San Luis del Cordero.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 8 are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.  These material uncertainties, including repayment of the remaining Sentient Loan, may cast significant doubt on the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should the Company not continue as a going concern.

3.     New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  For the Company, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-09”) which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For the Company, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the consolidated financial position or results of operations.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position or results of operations.

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

The following tables summarize the Company’s short-term investments at March 31, 2016 and December 31, 2015:

		Estimated	Carrying
March 31, 2016	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$199	$154	$154
Total available for sale	199	154	154
Total short term	$199	$154	$154
December 31, 2015
Investments:
Short-term:
Available for sale common stock	$199	$72	$72
Total available for sale	199	72	72
Total short term	$199	$72	$72

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

5.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2015	2015
	(in thousands)
Prepaid insurance	$290	$302
Prepaid contractor fees and vendor advances	13	12
Recoupable deposits and other	147	137
	$450	$451

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

6.     Inventories

Inventories at the Velardeña Properties at March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Material and supplies	$331	$330
	$331	$330

The Company had no metals or in process inventories at March 31, 2016 or December 31, 2015 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1). The material and supplies inventory at March 31, 2016 and December 31, 2015 is reduced by a $0.3 million obsolescence charge reflected in shutdown costs.

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

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Mineral properties	$9,630	$9,630
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,377	4,377
Mining equipment and machinery	16,854	16,998
Other furniture and equipment	841	841
Asset retirement cost	992	1,285
	35,412	35,849
Less: Accumulated depreciation and amortization	(25,158)	(24,724)
	$10,254	$11,125

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 10.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accounts payable and accruals	$705	$599
Accrued employee compensation and benefits	507	545
	$1,212	$1,144

March 31, 2016

Accounts payable and accruals at March 31, 2016 are primarily related to amounts due to contractors and suppliers in the amounts of $0.5 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at March 31, 2016 consist of $0.1 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties.

December 31, 2015

Accounts payable and accruals at December 31, 2015 consist primarily of $0.3 million due to contractors and suppliers and $0.3 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a VAT payable that is not an offset to the VAT receivable.

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2016 the Company recognized approximately $0.1 million of accretion expense and approximately $20,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Beginning balance	$2,480	$2,582

Changes in estimates, and other	(293)	(300)
Accretion expense	50	52
Ending balance	$2,237	$2,334

The decreases in the ARO recorded during the 2016 and 2015 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

11.     Convertible Note Payable, Net

On October 27, 2015, the Company borrowed $5.0 million from Sentient, pursuant to the terms of the Sentient Note and a related loan agreement (the "Sentient Loan"), with principal and accrued interest due on October 27, 2016. To comply with security regulations and stock exchange rules in the United States and Canada, the Company received stockholder approval on January 19, 2016 to allow the Sentient Note principal and accrued interest to be converted, solely at Sentient's option, into shares of the Company's common stock at a price equal to the lowest of: 1) $0.29, 90 percent of the 15-day volume weighted average price ("VWAP") for the period immediately preceding the Loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date. The loan bears interest at a rate of 9.0% per annum, compounded monthly.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides that a derivative instrument's fair value must be bifurcated from the note and separately recorded on the Company's Consolidated Balance Sheet.  The Company used a third party consultant to value the embedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy (see Note 13). For purposes of valuing the embedded derivative as of the Sentient Loan closing date, at December 31, 2015, at February 11, 2016 (conversion date), and at March 31, 2016 the valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the Sentient Notes’ conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Sentient Loan maturity date that would lower the conversion price.  It was determined that the embedded derivative had a fair value of approximately $1.1 million at October 27, 2015, the date the Company entered into the Sentient Loan.  Subsequent mark-to-market changes in the value of the derivative are recorded as income or loss in the Consolidated Statements of Operations and Comprehensive Loss.  The Sentient Note was recorded net of the bifurcated embedded derivative at October 27, 2015 with the $1.1 million difference between the face value and the recorded value of the note representing a loan discount that is being amortized to interest expense over the life of the loan using the effective interest method.

The Company also incurred approximately $0.3 million in legal and other costs associated with the Sentient Loan. Per the guidance of ASU 2015-03 the loan costs are presented as a reduction to the note payable on the accompanying Consolidated Balance Sheets and will be amortized to interest expense over the life of the Sentient Note using the interest rate method.

Because the Sentient Loan has been recorded net of the bifurcated embedded derivative and loan costs, both of which will be amortized to interest expense over the life of the loan, the effective rate of interest on the recorded loan obligation is higher than the stated nominal rate of interest. The effective interest rate on the Sentient Note is approximately 36%, compounded monthly, compared to the stated nominal rate of 9% per annum, compounded monthly.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) on the Sentient Note into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, equal to 90% of the 15-day VWAP immediately preceding the conversion date (the “Conversion”). Following the Conversion, approximately $1.1 million of principal remained outstanding on the Sentient Note. If the remaining principal and additional accrued interest from February 11, 2016 is not converted into the Company's common stock, the Company would owe approximately $1.2 million to Sentient on the October 27, 2016 maturity date.

The Company adjusted the recorded value of the Sentient Loan as of the Conversion date to reflect the amortization of the loan discount and loan costs, shown as interest expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company then recorded a loss on debt extinguishment of $2.2 million reflecting the difference between the value of the shares issued to Sentient as a result of the Conversion and the portion of the recorded value of the Sentient Loan, including related loan costs and loan discount that was converted. The Company also determined that the value of the embedded derivative at February 11, 2016, the date of the Conversion, was $0.6 million. The mark-to-market increase in the value of the derivative, as compared to its value at December 31, 2015, was recorded as a derivative loss in the Consolidated Statements of Operations and Comprehensive Loss. Following the mark-to market adjustment, $0.5 million, reflecting the portion of the derivative value eliminated as a result of the Conversion, was offset against the loss on debt extinguishment described above, resulting in a net loss on debt extinguishment related to the Conversion of $1.7 million.  The loss on debt extinguishment has been recorded as a separate line item in the Consolidated Statements of Operations and Comprehensive Loss.

Following the Conversion date and through the end of the first quarter 2016 the Company recorded additional amortization of the loan costs and discount related to the remaining Sentient Loan, shown as interest expense in the Consolidated Statements of Operations and Comprehensive Loss. At March 31, 2016 approximately $41,000 of unamortized loan costs and $136,000 of unamortized loan discount remains.

The remaining embedded derivative related to the Sentient Note was determined to have a fair value of $0.7 million at March 31, 2016 (see note 13), resulting in a total mark-to-market derivative loss for the first quarter 2016 of $0.6 million, recorded on a separate line in the Consolidated Statements of Operations and Comprehensive Loss.

12.     Other Liabilities

The Company recorded other current liabilities of approximately $0.3 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively.  The March 31, 2016 and December 31, 2015 amounts include a net liability of approximately $0.3 million and $0.4 million respectively related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  For March 31, 2016 the amount includes $0.1 million in taxes and $0.2 million in estimated interest and penalties.  The $0.1 million in net taxes due will be paid ratably over a four month period ending July 31, 2016.  The Company is awaiting the final assessment of interest and penalties, estimated to be approximately $0.2 million, payable immediately upon final assessment, which is expected by the end of the second quarter 2016.  The December 31, 2015 amount also includes $0.1 million of accrued interest on the Sentient Loan and $0.1 million as a loss contingency on a disputed contract with a third party contractor in Mexico.  The dispute was settled during the first quarter 2016 for the amount previously accrued.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2016 and December 31, 2015, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2016
Assets:
Cash and cash equivalents	$2,109	$—	$—	$2,109
Trade accounts receivable	530	—	—	530
Short-term investments	154	—	—	154
	$2,793	$—	$—	$2,793

Liabilities:
Warrant liability	$—	$—	$1,390	$1,390
Derivative liability	—	—	687	687
	$—	$—	$2,077	$2,077

At December 31, 2015
Assets:
Cash and cash equivalents	$4,077	$—	$—	$4,077
Trade accounts receivable	546	—	—	546
Short-term investments	72	—	—	72
	$4,695	$—	$—	$4,695

Liabilities:
Warrant liability	$—	$—	$210	$210
Derivative liability	—	—	488	488
	$—	$—	$698	$698

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

At March 31, 2016 and December 31, 2015, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The warrant liability has been recorded at fair value as of March 31, 2016 and December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 (see Note 11). ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Consolidated Balance Sheets.  At March 31, 2016 and December 31, 2015 the Company had recorded a derivative liability related to the beneficial conversion feature of the Sentient Note.  The Company assesses the fair value of the derivative liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The derivative liability has been recorded at fair value as of March 31, 2016 and December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy. The valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Loan maturity date that would lower the conversion price.

In addition to the warrant exercise prices (see Note 15) and Sentient Note conversion price (see Note 11) other significant inputs to the warrant valuation model and derivative valuation model included the following as applicable:

	March 31,	December 31,
	2016	2015
Company's ending stock price	$0.45	$0.20
Company's stock volatility	105%	85%
Applicable risk free interest rate	0.94%	1.48%

An increase or decrease in the Company’s stock price, in isolation, would result in a relatively lower or higher fair value measurement respectively.  A decrease in the probability of the issuance of additional common stock at a lower price than the current warrant exercise price would result in a lower value for the warrants.  The table below highlights the change in fair value of the warrant and derivative liabilities.

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (level 3)
	Warrant Liabilities	Derivative Liability
	(in thousands)
Ending balance at December 31, 2015	$210	$488
Conversion of Sentient Loan (see Note 11)	—	(449)
Change in estimated fair value	1,180	648
Ending balance at March 31, 2016	$1,390	$687

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2016.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the three months ended March 31, 2016 the Company had no income tax benefit or expense.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis, however, the Company is unable to recognize a benefit for those losses, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets.  As of March 31, 2016 and as of December 31, 2015, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at March 31, 2016 or December 31, 2015.

15.     Equity

Sentient Note conversion

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date (see Note 11).

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2016 and the changes during the three months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2015	84,170	$0.46
Granted during the period	—	—
Restrictions lifted during the period	(834)	2.89
Forfeited during the period	—	—
Outstanding at March 31, 2016	83,336	$0.44

Restrictions were lifted on 834 shares during the three months ended March 31, 2016 according to the terms of grants made to an employee in prior years.

For the three months ended March 31, 2016 the Company recognized approximately $2,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $5,000 over the next nine months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2016 and the changes during the three months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2015	245,810	$3.47
Granted during the period	—	—
Restrictions lifted during the year	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at March 31, 2016	245,810	$3.47
Exercisable at end of period	245,810	$3.47
Granted and vested	245,810	$3.47

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2016 and the changes during the three months then ended:

Weighted
Average Grant
	Number of	Date Fair
	Underlying	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2015	1,245,285	$1.66
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2016	1,245,285	$1.66

For the three months ended March 31, 2016 the Company recognized approximately $31,000 of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $10,000 over the next 3 months.

Key Employee Long-Term Incentive Plan

In December 2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”), which became effective immediately. The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.  The KELTIP Units are recorded as a liability. At March 31, 2016 and December 31, 2015 there were no KELTIP Units outstanding.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2016 and the changes during the three months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2015	8,777,409	$3.95
Granted during period	—
Dilution adjustment	2,266,331
Expired during period	—
Exercised during period	—
Outstanding at March 31, 2016	11,043,740	$3.06

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

In September 2014 the Company closed on a registered public offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrants were issued that became exercisable on March 11, 2015 and will expire on September 10, 2019, five years from the date of issuance.

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

Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants was adjusted downward as a result of stockholder approval of the convertibility of the Sentient Note.  At January 19, 2016, the date of the stockholders’ approval, the conversion price determinable for the Sentient Note, pursuant to the terms of the Sentient Note, was $0.29, a price equal to 90 percent of the 15-day VWAP for the period immediately preceding the loan closing date of October 27, 2015.  As a result, effective January 19, 2016, the number of shares of common stock issuable upon exercise of the September 2012 Warrants was increased from 4,031,409 shares to 5,084,193 shares (1,052,784 share increase) and the exercise price was reduced from $7.17 per share to $5.68 per share.  The number of shares of common stock issuable upon exercise of the September 2014 Warrants was increased from 4,746,000 shares to 5,108,347 shares (362,347 share increase) and the exercise price was reduced from $1.21 per share to $1.01 per share.

As a result of the Sentient Note conversion on February 11, 2016, the number of shares of common stock issuable upon exercise of the September 2012 Warrants was increased pursuant to applicable anti-dilution provisions from 5,084,193 shares to 5,677,757 shares (593,564 share increase) and the exercise price was reduced from $5.68 per share to $5.09 per share.  The number of shares of common stock issuable upon exercise of the September 2014 Warrants was increased from 5,108,347 shares to 5,365,983 shares (257,636 share increase) and the exercise price was reduced from $1.01 per share to $0.91 per share.

At March 31, 2016 the total liability recorded for the warrants was $1.4 million, consisting of $1.2 million for the 2014 warrants and $0.2 million for the 2012 warrants.  The warrant liability has been recorded at fair value as of

March 31, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).

16.     Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the three months ended March 31, 2016 the Company recorded revenue of approximately $1.5 million and related costs of approximately $0.5 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from Oxide plant lease" in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as "Oxide plant lease costs" in the statement of operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

In addition, the Company had received an advance lease payment of $0.5 million during 2015 that is being applied to the lease amounts due during the first four months of 2016. At March 31, 2016 and December 31, 2015 the advance payment balance was recorded as deferred revenue in the amounts of $0.1 million and $0.5 million respectively, on the accompanying Consolidated Balance Sheets.

For the three months ended March 31, 2015 the Company had no plant lease revenue or plant lease costs.

Sale of Metals and Cost of Metals Sold

For the three months ended March 31, 2016 the Company had no sale of metals or cost of metals sold as a result of the suspension of operations at the Velardeña Properties in November 2015.

During the three months ended March 31, 2015 the Company sold marketable lead and zinc concentrates from its Velardeña Properties to a single customer.  Under the terms of the Company’s agreement with its concentrates customer, title passed when a provisional payment was made, which occurred generally after the product was shipped and customary sales documents were completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  At March 31, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $0.1 million.

17.     Interest and Other Income

For the three months ended March 31, 2016 the Company had only a nominal amount of interest and other income.  For the three months ended March 31, 2015 the Company reported interest and other income of $0.9 million related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third lender.

18.     Derivative Loss

During the three months ended March 31, 2016 the Company recorded approximately $1.2 million of warrant derivative loss related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 15).  During the three months ended March 31, 2015 the Company recorded approximately $0.7 million of warrant derivative income related to a decrease in the fair value of the liability recorded for the warrants. The warrant liability has been recorded at fair value as of March 31, 2016 and 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.

During the three months ended March 31, 2016 the Company recorded approximately $0.6 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan (see Note 11). The derivative liability has been recorded at fair value as of March 31, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  Significant inputs to the valuation model included: 1) the probability of successfully achieving stockholder approval of the loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price.

19.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,287)	$(3,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	550	1,359
Accretion of asset retirement obligation	51	52
Foreign currency gain on loss contingency	—	(45)
Asset write off	18	2
Write off of loss contingency, net	—	(880)
Gain on sale of assets, net	(45)	(89)
Amortization of deferred loan costs	44	—
Warrant liability fair market adjustment	1,180	(650)
Derivative liability fair market adjustment	648	—
Accretion of loan discount	326	—
Loss on debt extinguishment	1,666	—
Stock compensation	32	179
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	16	(92)
Decrease in prepaid expenses and other assets	—	100
Decrease (increase) in inventories	(1)	154
Decrease in value added tax recoverable, net	197	367
Increase in accrued interest payable net of amounts capitalized	66	—
Decrease in deferred revenue	(362)	—
Decrease in reclamation liability	—	(3)
(Decrease) increase in accounts payable and accrued liabilities	(114)	335
Decrease in deferred leasehold payments	(3)	(2)
Net cash used in operating activities	$(2,018)	$(2,644)

20.     Commitments and Contingencies

The Company has recorded a loss contingency of approximately $0.2 million at March 31, 2016, included in other current liabilities on the Consolidated Balance Sheets, for estimated interest and penalties related to the Argentina tax on equity (see Note 12).   The Company has recorded a loss contingency of approximately $0.3 million at December 31, 2015 for estimated interest and penalties related to the Argentina tax on equity and a disputed contract with a third party contractor in Mexico (see Note 12).

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
March 31, 2016	Revenue	to Sales	Amortization	Expense	Pre-Tax loss	Total Assets	Expenditures
Velardeña Mine	$1,463	$474	$420	$810	$211	$7,429	$—
Corporate, Exploration & Other	—	—	130	1,934	6,076	6,602	—
	$1,463	$474	$550	$2,744	$6,287	14,031	$—

Three Months Ended
March 31, 2015
Velardeña Mine	$2,337	$3,012	$1,183	$119	$872	$25,958	$—
Corporate, Exploration & Other	—	—	176	2,703	2,559	10,477	—
	$2,337	$3,012	$1,359	$2,822	$3,431	$36,435	$—

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the three months ended March 31, 2016, our only principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the three months ended March 31, 2016 and 2015.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016.

2016 Highlights

Care and maintenance activities at the Velardeña Properties

Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015 in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill when mining and processing plans and metals prices support a cash positive outlook for the property.  The Company incurred approximately $0.6 million in the first quarter 2016 on remaining shutdown expenditures and for care and maintenance activities and expects to incur approximately $0.3 million in quarterly holding costs going forward while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

Velardeña Oxide Plant Lease Agreement

In July 2015 a wholly-owned subsidiary of Hecla Mining Company leased our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. Hecla may extend the initial 18 month term for six additional months at its option, and then for a subsequent six months unless we elect to use the plant to process material from our own sources. The lease contains typical covenants and termination rights. Hecla was responsible for all costs associated with the start-up and for ongoing operation and maintenance of the oxide plant. Hecla began making nominal monthly payments to us beginning July 1, 2015 and began processing material in mid-December, which increased the monthly fixed fee under the lease and commenced variable charges for tonnes processed.  In the first quarter 2016 Hecla processed approximately 30,000 tonnes of material through the oxide plant, resulting in revenues of approximately $0.6 million in addition to fixed fees and net reimbursable costs totaling approximately $0.4 million. Once Hecla reaches its intended processing throughput of approximately 400 tonnes per day, net cash payments to us, net of reimbursable costs, should total approximately $400,000 per month, including variable and fixed fees, or nearly $5.0 million annually. The Company expects to receive net cash flow under the lease of between $4.0 and $5.0 million in 2016.

Sentient Loan Financing

On October 27, 2015 the Company closed on and borrowed the entire amount available under a $5.0 million secured convertible loan from The Sentient Group (“Sentient”), which manages funds that before the loan held approximately 27% of our outstanding common stock (the “Sentient Loan”). The proceeds from the loan enabled us to fund the suspension of mining and processing activities at the Velardeña Properties and continue our long term business strategy into 2016. At a special meeting of the stockholders held on January 19, 2016 our stockholders approved the issuance of our common stock upon conversion of the Sentient Loan.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Loan into 23,355,000 shares of the Company’s common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day volume weighted average price (VWAP) immediately preceding the conversion date.  Following the conversion, approximately $1.1 million of principal remained outstanding and Sentient owns approximately 49% of our outstanding common stock. Sentient has the right to convert the remaining principal and interest on the loan at a price equal to the lower of: 1) $0.29, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjustment price based on the lowest price for which we, if applicable, sell our stock following the loan closing date. If the remaining principal and additional accrued interest from February 11, 2016 is not converted into the Company’s common stock, the Company would owe approximately $1.2 million to Sentient on the October 27, 2016 maturity date.  If the Sentient Loan is converted at any time when the market price for the Company’s stock is above Sentient’s conversion price, the conversion could result in a noncash loss on debt extinguishment.

Santa Maria

At the Santa Maria mine west of Hildalgo de Parral, Chihuahua, which we have the right to acquire under an option agreement, we continued exploration work during the first quarter of 2016.  During the first quarter of 2016 we mined approximately 3,000 tonnes of material from a mineralized shoot as a bulk sample with grades of approximately 250 grams per tonne (gpt) silver and 0.6 gpt gold.  We processed the bulk sample through a toll milling facility, generating approximately 70 tonnes of concentrates containing approximately 15,000 ounces of silver and 26 ounces of gold.  The concentrates were sold to a third party for approximately $200,000 in the first quarter 2016 consisting of approximately 14,500 payable ounces of silver and 24 payable ounces of gold, which offset exploration costs. We do not have sufficient drilling data to predict the ultimate size of this higher grade zone and how long we may continue to mine bulk samples from this property, however, an underground drill program of about 1,500 meters (18 drill holes) has commenced with complete results expected by early in the third quarter 2016.  Upon completion of the drill program we expect to update the resource estimate and complete a preliminary economic assessment.

San Luis del Cordero

We commenced a $0.5 million exploration drilling program in the first quarter at the Santa Rosa vein in the San Luis del Cordero Project in Durango State, Mexico.  We expect to complete the drilling program in May 2016 and to release complete results of the drilling program in June 2016. At present we have completed 3,500 meters of drilling in 15 holes of which results have been received for 12 holes.  Mineralized vein intercepts are reported in the table below.  Results for three drill holes are pending final analysis.  Our current drilling combined with the results of previous drilling by others and our underground sampling has identified three ore shoots of potential economic interest which we are continuing to define.  We believe the results from our drilling received to date indicate a more complex distribution of silver grades than was shown by prior drilling of others. Drill hole results with lower grades of silver indicate areas of the vein that are outside of higher grade ore shoots.  We plan to drill an additional 1,000 to 2,000 meters in five to 10 holes, depending on success, to further define the northwestern and eastern ore shoots of the Santa Rosa vein which have shown the best results to date.  When the drill program is complete it will be possible to update the resource for the Santa Rosa vein.

Set forth below are the assay results of Santa Rosa vein intercepts we have received as of April 28, 2016.

Assay Results from Santa Rosa Vein Intercepts, Composited Intervals
Project San Luis del Cordero
Vein	Hole Id	From (m)	To (m)	Apparent Thickness (m)	True Thickness (m)	Ag g/t	Pb%	Zn%
Santa Rosa	MWSL16-01	208.9	213.9	5	3.97	19	0.01	3.95
Santa Rosa	MWSL16-02	193.3	194.5	1.2	0.92	605	0.02	2.94
Santa Rosa	MWSL16-02	188.6	189.2	0.6	0.54	497	<0.01	0.31
Santa Rosa	MWSL16-03	130.7	131.8	1.1	1	8	<0.01	0.02
Santa Rosa	MWSL16-04	228.6	230.7	2	1.88	38	0.04	1.14
Santa Rosa	MWSL16-04A	150.8	151.2	0.4	0.35	65	0.01	0.05
Santa Rosa	MWSL16-05	180.65	181.7	1	0.86	109	0.01	0.42
Santa Rosa	MWSL16-06	312.2	312.8	0.6	0.56	85	0.44	0.51
Santa Rosa	MWSL16-07	174.9	175.3	0.4	0.33	56	<0.01	0.47
Santa Rosa	MWSL16-08	206.1	206.4	0.3	0.26	61	0.12	6.99
Santa Rosa	MWSL16-10	152.1	154.1	2	1.64	145	0.05	0.94
Santa Rosa	MWSL16-11	162.9	164.45	1.5	1.34	71	0.03	0.11
Santa Rosa	MWSL16-13	174.4	176.3	1.9	1.46	150	0.02	0.91

El Quevar

We continue to hold our El Quevar property on care and maintenance until we can find a partner to fund further exploration.

Other Exploration

We plan to conduct a 2,000 meter core drilling program in 2016 or early 2017 at the Rodeo claim, approximately 80 kilometers west of the Velardena Properties in Durango at a cost of $300,000 to $400,000. If our exploration efforts are successful, material from this property could be trucked to the Velardeña oxide plant for processing after the Hecla lease has terminated. We acquired the Rodeo claims in 2015.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2016 to the results from operations for the three months ended March 31, 2015.

Three Months Ended March 31, 2016

Revenue from oxide plant lease. In July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $1.5 million for the three months ended March 31, 2016 related to the lease. The oxide plant was not leased during the three months ended March 31, 2015.

Oxide plant lease costs. During the three months ended March 31, 2016 we recorded $0.5 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. The oxide plant was not leased during the three months ended March 31, 2015.

Exploration Expense. Our exploration expense, including drilling at the San Luis del Cordero property, property holding costs and allocated administrative expenses, totaled $0.8 million for the three months ended March 31, 2016, as compared to $1.0 million for the three months ended March 31, 2015. Exploration expense for both years was incurred primarily in Mexico.  The decrease in exploration expenses in 2016 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense. We did not record any Velardeña project expense during the three months ended March 31, 2016 as the result of the suspension of operations at the Velardeña project in November of 2015. We recorded $0.1 million of Velardeña project expense for the three months ended March 31, 2015 primarily related to the preparation of an updated estimate of mineralized material for the Velardeña Properties. We did not record any amounts for capital expenditures for the three months ended March 31, 2016 at our Velardeña Properties. Only a nominal amount of capital expenditures were recorded for the three months ended March 31, 2015.

Velardeña shutdown and care and maintenance costs.  We recorded $0.6 million for the three months ended March 31, 2016 for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities at the Velardeña Properties in November 2015.  No amounts were recorded for the three months ended March 31, 2015.

El Quevar Project Expense. During the three months ended March 31, 2016 and 2015 we incurred $0.2 million and $0.4 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “—Exploration Expense”, discussed above.

Administrative Expense.    Administrative expenses totaled $1.2 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.2 million of administrative expenses we incurred during the first quarter 2016 is comprised of $0.3 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs. The $1.3 million of administrative expenses we incurred during the first quarter 2015 is comprised of $0.5 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended March 31, 2016 we incurred a nominal amount of expense related to stock based compensation compared to $0.2 million for three months ended March 31, 2015. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended March 31, 2016 and 2015 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and reclamation activities at the El Quevar project in Argentina.

Other Operating Income, Net. We recorded a nominal amount of other operating income for the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015. The net amount for 2016 consists primarily of net gains recorded on the sales of certain fixed assets. The net amount for 2015 consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization. During the three months ended March 31, 2016 we incurred depreciation, depletion and amortization expense of $0.6 million compared to $1.4 million for the three months ended March 31, 2015. The decrease in depreciation, depletion and amortization in 2016 is primarily the result of the suspension of operations at the Velardeña Properties as noted above.

Interest and Other Income. We recorded only a nominal amount of interest and other income for the three months ended March 31, 2016.  During the three months ended March 31, 2015 we recorded approximately $0.9 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

Warrant Income. During the three months ended March 31, 2016 we recorded a loss of approximately $1.2 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s stock. During the three months ended March 31, 2015 we recorded a gain of approximately $0.7 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock. (See Note 13 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative Income Loss. For the three months ended March 31, 2016 we recorded a $0.6 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note, which constitutes an imbedded derivative (see Note 13 of our consolidated financial statements filed as part of this Form 10-Q). For the three months ended March 31, 2015 we had no derivative gain or loss.  For the three months ended March 31, 2015 we had no derivative gain or loss.

Gain (Loss) on Foreign Currency. We recorded nominal foreign currency losses for the three months ended March 31, 2016 and 2015. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes. We recorded no income tax expense or benefit for the three months ended March 31, 2016 and 2015 respectively.

Liquidity, Capital Resources and Going Concern

At March 31, 2016 our aggregate cash and cash equivalents totaled $2.1 million, $2.0 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due primarily to $0.6  million in shutdown and care and maintenance costs at the Velardeña Properties, $0.8 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero property, $0.2 million in care and maintenance and property holding costs at the El Quevar project, $1.2 million in general and administrative expenses, and a $0.2 million increase in net working capital primarily due to a reduction in deferred revenue from the lease of the oxide plant, offset in part by $1.0 million of net operating margin received pursuant to the lease (defined as oxide plant lease revenue less oxide plant lease costs).

In addition to its $2.1 million cash balance at March 31, 2016, we expect to receive approximately $3.6 million in net operating margin from the lease of the oxide plant during the remaining three quarters of 2016. We currently plan to spend approximately $5.7 million in the remaining three quarters of 2016, as detailed below, resulting in a projected zero cash balance at the end of 2016.  In addition, we are required to pay the remaining approximately $1.2 million principal and interest to Sentient Global Resources Fund IV, LP. (“Sentient”) on the October 27, 2016 maturity date of a Senior Secured Convertible Note (the “Sentient Note”), if Sentient does not convert these amounts to our common stock as permitted under the Sentient Note.  On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of our common stock. See Note 11 for a full discussion of the Sentient loan.

Even if Sentient converts the remaining principal and interest under the Sentient Note to our common stock, we do not currently expect that we will have sufficient cash to continue our business into 2017 without external funding. We plan, and are required by the Sentient loan, to seek external funding through the sale of equity or securities convertible into equity. There can be no assurance that we will be successful in obtaining sufficient external funding on terms acceptable to us or at all.  If we are not successful in obtaining sufficient external funding, we expect to reduce our planned 2016 expenditures.

The Company plans to spend the following amounts totaling approximately $5.7 million during the remaining three quarters of 2016.

•	Approximately $0.9 million at the Velardeña Properties for care and maintenance;

•

Approximately $1.6 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to the newly acquired San Luis del Cordero property and other properties;

•	Approximately $0.4 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs;

•	Approximately $2.4 million on general and administrative costs; and

•

Approximately $0.4 million on an increase in working capital primarily related to a reduction in current liabilities, including an advance payment of $0.1 million received in 2015 from the oxide plant lease and the payment of $0.3 million in equity taxes owed in a foreign jurisdiction.

The actual amount that we spend during the remainder of 2016 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including whether Sentient converts the remaining principal and interest due on the Sentient Note to our common stock, whether we are successful in raising external funding and the amount of such funding, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including San Luis del Cordero.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, our continuing operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 8 are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment. There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all. These material uncertainties, including repayment of the remaining Sentient Loan, may cast significant doubt on our ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not continue as a going concern.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. For us, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-09”) which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For us, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our consolidated financial position or results of operations. In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning anticipated care and maintenance costs at the Velardeña Properties, expectations regarding the oxide plant lease including anticipated net cash payments and total net cash flow over the duration of the lease,  planned exploration of certain properties in Mexico and other planned exploration activities and the planned costs of exploration, plans and anticipated costs related to our El Quevar project, expectations and assumptions related to the Sentient Loan, anticipated 2016 expenditures, expected need for external financing, and statements concerning our financial condition, business strategies and business and legal risks.

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

•

Whether Sentient will convert the remaining principal and interest of the Sentient Loan into our common stock or whether we will be required to pay the remaining principal and interest in cash and, if the latter, whether we will be able to raise the capital necessary to do so on terms acceptable to us or at all;

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

•	Volatility in the market price of our common stock; and
•	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and item 1A of this Report on Form 10-Q.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first quarter 2016, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

GOLDEN MINERALS COMPANY

Date:	April 28, 2016	By:	/s/ Warren M. Rehn
Warren M. Rehn
Chief Executive Officer

Date:	April 28, 2016	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer