Form 10-Q
period 2016-06-30
Golden Minerals Co
filed 2016-08-11
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

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

AT AUGUST 10, 2016, 88,920,041 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	Unaudited
	June 30,	December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$3,932	$4,077
Short-term investments (Note 4)	269	72
Trade receivables	658	546
Inventories (Note 6)	290	330
Value added tax receivable, net (Note 7)	4	400
Prepaid expenses and other assets (Note 5)	448	451
Total current assets	5,601	5,876
Property, plant and equipment, net (Note 8)	9,842	11,125
Total assets	$15,443	$17,001

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,538	$1,144
Convertible note payable - related party, net (Note 11)	—	3,702
Derivative liability - related party (Note 11)	—	488
Deferred revenue (Note 16)	—	500
Other current liabilities (Note 12)	229	556
Total current liabilities	1,767	6,390
Asset retirement and reclamation liabilities (Note 10)	2,342	2,546
Warrant liability (Note 13)	2,486	210
Other long term liabilities (Note 12)	76	84
Total liabilities	6,671	9,230

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 and 100,000,000 shares authorized; 88,920,041 and 53,335,333 shares issued and outstanding, respectively	889	534
Additional paid in capital	495,393	484,742
Accumulated deficit	(487,554)	(477,378)
Accumulated other comprehensive income (loss)	44	(127)
Shareholders' equity	8,772	7,771
Total liabilities and equity	$15,443	$17,001

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 16)	$1,576	$—	$3,039	$—
Sale of metals (Note 16)	—	1,961	—	4,298
Total revenue	1,576	1,961	3,039	4,298
Costs and expenses:
Oxide plant lease costs (Note 16)	(455)	—	(929)	—
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	—	(2,775)	—	(5,787)
Exploration expense	(1,162)	(1,267)	(1,938)	(2,236)
El Quevar project expense	(210)	(405)	(373)	(811)
Velardeña project expense	—	—	—	(119)
Velardeña shutdown and care and maintenance costs	(546)	—	(1,133)	—
Administrative expense	(1,026)	(1,000)	(2,244)	(2,328)
Stock based compensation	(539)	(94)	(571)	(273)
Reclamation expense	(46)	(48)	(97)	(158)
Other operating income, net	205	294	244	470
Depreciation, depletion and amortization	(421)	(1,175)	(971)	(2,534)
Total costs and expenses	(4,200)	(6,470)	(8,012)	(13,776)
Loss from operations	(2,624)	(4,509)	(4,973)	(9,478)
Other income and (expense):
Interest expense (Note 11)	(72)	—	(515)	—
Interest and other income (Note 17)	32	467	35	1,383
Warrant derivative (loss) gain (Note 18)	(1,096)	218	(2,276)	868
Derivative loss (Note 18)	(130)	—	(778)	—
Gain (loss) on debt extinguishment (Note 11)	13		(1,653)	—
Loss on foreign currency	(38)	(26)	(42)	(54)
Total other (expense) income	(1,291)	659	(5,229)	2,197
Loss from operations before income taxes	(3,915)	(3,850)	(10,202)	(7,281)
Income tax benefit	26	—	26	—
Net loss	$(3,889)	$(3,850)	$(10,176)	$(7,281)
Comprehensive loss, net of tax:
Unrealized gain (loss) on securities	89	43	171	(37)
Comprehensive loss	$(3,800)	$(3,807)	$(10,005)	$(7,318)
Net loss per common share — basic
Loss	$(0.05)	$(0.07)	$(0.14)	$(0.14)
Weighted average Common Stock outstanding - basic (1)	82,817,778	52,688,552	74,343,257	52,688,552

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(3,774)	$(5,545)
Cash flows from investing activities:
Proceeds from sale of assets	50	301
Capitalized costs and acquisitions of property, plant and equipment	(20)	(44)
Net cash from investing activities	$30	$257
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	3,599	—
Net cash from financing activities	$3,599	$—
Net decrease in cash and cash equivalents	(145)	(5,288)
Cash and cash equivalents, beginning of period	4,077	8,579
Cash and cash equivalents, end of period	$3,932	$3,291

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	loss	Equity
	(in thousands except share data)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	453	—	—	453
KELTIP mark-to-market	—	—	40	—	—	40
KELTIP shares issued	172,500	2	52	—	—	54
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(127)	(127)
Net loss	—	—	—	(25,383)	—	(25,383)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued	217,968	1	189	—	—	190
Shares issued on conversion of Sentient Note	27,366,740	274	6,943	—	—	7,217
Registered offering common stock, net and warrants (Note 15)	8,000,000	80	3,519	—	—	3,599
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	171	171
Net loss	—	—	—	(10,176)	—	(10,176)
Balance, June 30, 2016	88,920,041	$889	$495,393	$(487,554)	$44	$8,772

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

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $1.2 million in related costs for employee severance, net working capital obligations, and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and $1.1 million in shutdown and care and maintenance costs for the six months ended June 30, 2016 and expects to incur approximately $0.3 million in quarterly holding costs while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material for the third party in mid-December 2015, and the Company expects to receive net cash flow under the lease of approximately $4.5 million in 2016.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico. It continues to hold its El Quevar advanced exploration property in Argentina on care and maintenance until it can find a partner to further advance the project.

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

2.     Liquidity, Capital Resources and Going Concern

At June 30, 2016 the Company’s aggregate cash and cash equivalents totaled $3.9 million, $0.2 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due primarily to $1.1  million in shutdown and care and maintenance costs at the Velardeña Properties, $1.9 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, $0.4 million in care and maintenance and property holding costs at the El Quevar project, $2.2 million in general and administrative expenses, $0.5 million from an increase in working capital primarily related to a decrease in deferred revenue from the lease of the oxide plant, offset in part by $0.2 million of net proceeds from the sale of nonstrategic exploration properties, $2.1 million of net operating margin received pursuant to the lease (defined as oxide plant lease revenue less oxide plant lease costs) and $3.6 million of net proceeds received in a registered direct offering of the Company’s common stock as discussed below.

On February 11, 2016, The Sentient Group (“Sentient”) converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note (defined below) into 23,355,000 shares of the Company’s common stock. See Note 11 for a full discussion of the Sentient Note. On June 10, 2016 Sentient converted the remaining approximately $1.1 million and approximately $34,000 of accrued interest under the Sentient Note into 4,011,740 shares of the Company’s common stock.  At June 30, 2016 the Company had no outstanding debt.

On May 6, 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. The Company incurred costs and fees of approximately $0.4 million related to the Offering resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, for each share of common stock purchased by an investor, such investor received an unregistered warrant to purchase three‐quarters of a share of common stock. The warrants have an exercise price of $0.75 per share and are exercisable six months after the date of issuance and will expire five years from the initial exercise date (see Note 15).

The Company currently expects that it will have sufficient cash to continue its business plan into 2017 without external funding.  In addition to its $3.9 million cash balance at June 30, 2016, the Company expects to receive approximately $2.4 million in net operating margin from the lease of the oxide plant in the remaining two quarters of 2016 and has received $0.6 million from the sale of non-strategic exploration properties in the third quarter. The Company currently plans to spend approximately $3.9 million in the remaining two quarters of 2016, as detailed below, resulting in a projected cash balance at the end of 2016 of approximately $3.0 million.

•	Approximately $0.7 million at the Velardeña Properties for care and maintenance;

•

Approximately $1.1 million on exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to Santa Maria, Rodeo, and other properties;

•	Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs;

•	Approximately $1.4 million on general and administrative costs; and

•	Approximately $0.4 million on an increase in working capital primarily related to a reduction in current liabilities involving the payment of equity taxes in a foreign jurisdiction.

The actual amount that the Company spends during the remainder of 2016 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including Santa Maria and Rodeo.

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

3.     New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For the Company, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our consolidated financial position or results of operations.

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

The following tables summarize the Company’s short-term investments at June 30, 2016 and December 31, 2015:

		Estimated	Carrying
June 30, 2016	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$199	$269	$269
Total available for sale	199	269	269
Total short term	$199	$269	$269
December 31, 2015
Investments:
Short-term:
Available for sale common stock	$199	$72	$72
Total available for sale	199	72	72
Total short term	$199	$72	$72

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

5.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Prepaid insurance	$294	$302
Prepaid contractor fees and vendor advances	24	12
Recoupable deposits and other	130	137
	$448	$451

The prepaid contractor fees and vendor advances consist of advance payments made to contractors and suppliers primarily at the Company’s Velardeña Properties in Mexico.

6.     Inventories

Inventories at the Velardeña Properties at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Material and supplies	$290	$330
	$290	$330

The Company had no metals or in process inventories at June 30, 2016 or December 31, 2015 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1). The material and supplies inventory at June 30, 2016 and December 31, 2015 is reduced by a $0.2 million and $0.3 million obsolescence charge respectively.

7.     Value Added Tax Receivable, Net

Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.  At June 30, 2016 the Company has also recorded approximately $49,000 of VAT receivable as a reduction to VAT taxes payable in Mexico, which appears in Accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Mineral properties	$9,614	$9,630
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,381	4,377
Mining equipment and machinery	16,868	16,998
Other furniture and equipment	842	841
Asset retirement cost	992	1,285
	35,415	35,849
Less: Accumulated depreciation and amortization	(25,573)	(24,724)
	$9,842	$11,125

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 10.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accounts payable and accruals	$668	$599
Accrued employee compensation and benefits	870	545
	$1,538	$1,144

June 30, 2016

Accounts payable and accruals at June 30, 2016 are primarily related to amounts due to contractors and suppliers in the amounts of $0.4 million and $0.3 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a net VAT payable of approximately $50,000.

Accrued employee compensation and benefits at June 30, 2016 consist of $0.2 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties.

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

10.     Asset Retirement Obligation and Reclamation Liabilities

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2016 the Company recognized approximately $0.1 million of accretion expense and approximately $20,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Beginning balance	$2,480	$2,582

Changes in estimates, and other	(293)	(300)
Accretion expense	97	100
Ending balance	$2,284	$2,382

The decreases in the ARO recorded during the 2016 and 2015 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

11.     Convertible Note Payable – Related Party, Net

On October 27, 2015, the Company borrowed $5.0 million from Sentient, pursuant to the terms of a Senior Secured Convertible Note (“the Sentient Note”) and a related loan agreement (the "Sentient Loan"), with principal and accrued interest due on October 27, 2016. To comply with security regulations and stock exchange rules in the United States and Canada, the Company received stockholder approval on January 19, 2016 to allow the Sentient Note principal and accrued interest to be converted, solely at Sentient's option, into shares of the Company's common stock at a price equal to the lowest of: 1) $0.29, 90 percent of the 15-day volume weighted average price ("VWAP") for the period immediately preceding the Loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date. The loan bears interest at a rate of 9.0% per annum, compounded monthly.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides that a derivative instrument's fair value must be bifurcated from the note and separately recorded on the Company's Consolidated Balance Sheet.  The Company used a third party consultant to value the embedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy (see Note 13). For purposes of valuing the embedded derivative as of the Sentient Loan closing date, at December 31, 2015, at February 11, 2016 (first partial conversion date), and at June 10, 2016 (the remaining conversion date), the valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the Sentient Note’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Sentient Loan maturity date that would lower the conversion price.  It was determined that the embedded derivative had a fair value of approximately $1.1 million at October 27, 2015, the date the Company entered into the Sentient Loan.  Subsequent mark-to-market changes in the value of the derivative are recorded as income or loss in the Consolidated Statements of Operations and Comprehensive Loss.  The Sentient Note was recorded net of the bifurcated embedded derivative at October 27, 2015 with the $1.1 million difference between the face value and the recorded value of the note representing a loan discount that is being amortized to interest expense over the life of the loan using the interest rate method.

The Company also incurred approximately $0.3 million in legal and other costs associated with the Sentient Loan. Per the guidance of ASU 2015-03 "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”), the loan costs are presented as a reduction to the note payable on the accompanying Consolidated Balance Sheets and will be amortized to interest expense over the life of the Sentient Note using the interest rate method.

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

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) on the Sentient Note into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, equal to 90% of the 15-day VWAP immediately preceding the conversion date. On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date.

The Company adjusted the recorded value of the Sentient Loan as of the conversion dates to reflect the amortization of the loan discount and loan costs, shown as interest expense in the Consolidated Statements of Operations and Comprehensive Loss. For the six months ended June 30, 2016, the Company has recorded a total noncash loss on debt extinguishment of $1.7 million reflecting the difference between the value of the shares issued to Sentient as a result of the two separate conversions and the recorded value of the Sentient Loan, including related loan costs, loan discount and embedded derivative eliminated at the conversion dates. The Company marked-to-market the embedded derivative at each of the conversion dates and at the end of the first quarter ended March 31, 2016 and recorded a total derivative loss of $0.8 million for the six months ended June 30, 2016 in the Consolidated Statements of Operations and Comprehensive Loss.

At June 30, 2016 the Sentient Note had been fully converted and the Company had no outstanding debt.

12.     Other Liabilities

The Company recorded other current liabilities of approximately $0.2 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively.  The June 30, 2016 and December 31, 2015 amounts include a net liability of approximately $0.2 million and $0.4 million respectively related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years.  For June 30, 2016 the total $0.2 million amount payable consists of estimated interest and penalties.  The Company is awaiting the final assessment of interest and penalties, estimated not to exceed the $0.2 million accrual, payable immediately upon final assessment. The final assessment is expected during the third quarter 2016.  The December 31, 2015 amount also includes $0.1 million of accrued interest on the Sentient Loan and $0.1 million as a loss contingency on a disputed contract with a third party contractor in Mexico.  The dispute was settled during the first quarter 2016 for the amount previously accrued.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at June 30, 2016 and December 31, 2015, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2016
Assets:
Cash and cash equivalents	$3,932	$—	$—	$3,932
Trade accounts receivable	658	—	—	658
Short-term investments	269	—	—	269
	$4,859	$—	$—	$4,859

Liabilities:
Warrant liability	$—	$—	$2,486	$2,486
	$—	$—	$2,486	$2,486

At December 31, 2015
Assets:
Cash and cash equivalents	$4,077	$—	$—	$4,077
Trade accounts receivable	546	—	—	546
Short-term investments	72	—	—	72
	$4,695	$—	$—	$4,695

Liabilities:
Warrant liability	$—	$—	$210	$210
Derivative liability	—	—	488	488
	$—	$—	$698	$698

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

At June 30, 2016 and December 31, 2015, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.  The warrant liability has been recorded at fair value as of June 30, 2016 and December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 (see Note 11). ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Consolidated Balance Sheets.  At December 31, 2015, March 31 2016, and at each of the conversion dates (see Note 11) the Company had recorded a derivative liability related to the beneficial conversion feature of the Sentient Note.  On June 10, 2016, the remaining Sentient Note and related embedded derivative had been fully retired.  The Company assesses the fair value of the derivative liability at the end of each reporting period, with changes in the value recorded as a separate line item on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The derivative liability was recorded at fair value at December 31, 2015, March 31, 2016, and each of the conversion dates based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy. The valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Loan maturity date that would lower the conversion price.

In addition to the warrant exercise prices (see Note 15) and Sentient Note conversion price (see Note 11) other significant inputs to the warrant valuation model and derivative valuation model included the following as applicable:

	June 30,	December 31,
	2016	2015
Company's ending stock price	$0.65	$0.20
Company's stock volatility	105%	85%
Applicable risk free interest rate	0.74%	1.48%

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

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Warrant Liabilities	Derivative Liability
	(in thousands)
Ending balance at December 31, 2015	$210	$488
Conversion of Sentient Loan (see Note 11)	—	(488)
Change in estimated fair value	2,276	—
Ending balance at June 30, 2016	$2,486	$—

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at June 30, 2016.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the six months ended June 30, 2016 the Company recognized an income tax benefit of $26,000 related to the partial removal of a valuation allowance on net operating losses resulting from an unrealized gain on held for sale investments reported in other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Loss and treated as a source of taxable income.  The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets.  As of June 30, 2016 and as of December 31, 2015, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions.  The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at June 30, 2016 or December 31, 2015.

15.     Equity

Offering and Private Placement

On May 6, 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. The Company incurred costs and fees of approximately $0.4 million related to the Offering, resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, for each share of common stock purchased by an investor, such investor received an unregistered warrant to purchase three‐quarters of a share of common stock. The 6,000,000 warrants have an exercise price of $0.75 per share and are exercisable six months after the date of issuance and will expire five years from the initial exercise date.

The net proceeds of the Offering were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity.  Using the Black Scholes model, the fair value of the warrants issued was $3.6 million, considering the closing stock price on April 29, 2016 (the first business day preceding May 2, 2016, the date the Company entered into a definitive agreement to issue the shares), the exercise price and exercise period of the warrants, the Company’s volatility rate of 105%, and the applicable risk free rate of 0.74%.

Sentient Note conversion

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date. On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date (see Note 11).  At June 30, 2016 the Sentient Note had been fully converted and the Company had no further debt outstanding. After conversion, Sentient holds approximately 47% of the Company’s 88.9 million shares of issued and outstanding common stock.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2016 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2015	84,170	$0.46
Granted during the period	—	—
Restrictions lifted during the period	(836)	2.89
Forfeited during the period	—	—
Outstanding at June 30, 2016	83,334	$0.44

Restrictions were lifted on 834 shares during the six months ended June 30, 2016 according to the terms of grants made to an employee in prior years.

For the six months ended June 30, 2016 the Company recognized approximately $3,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $3,000 over the next six months.

In addition to the restricted stock grants in the table above on May 19, 2016, the Company granted a consultant 50,000 shares of fully vested stock. The Company recognized stock compensation expense of $21,000 related to the grant.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2016 and the changes during the six months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2015	245,810	$3.47
Granted during the period	—	—
Restrictions lifted during the year	—	—
Forfeited or expired during period	(150,000)	$0.56
Exercised during period	—	—
Outstanding at June 30, 2016	95,810	$8.02
Exercisable at end of period	95,810	$8.02
Granted and vested	95,810	$8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2016 and the changes during the six months then ended:

		Weighted
		Average Grant
	Number of	Date Fair
	Underlying	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2015	1,245,285	$1.66
Granted during the period	530,000	0.42
Restrictions lifted during the period	(167,968)	1.40
Forfeited during the period	—	—
Outstanding at June 30, 2016	1,607,317	$1.28

Included in the RSUs granted during the period are 250,000 RSUs granted to the Chairman of the Board that vested immediately.  The restrictions lifted during the period relate to a director who retired during the period.

For the six months ended June 30, 2016 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.1 million over the next 11 months.

Key Employee Long-Term Incentive Plan

In December 2013, the Board of Directors of the Company approved and the Company adopted the 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”), which became effective immediately. The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.  The KELTIP Units are recorded as a liability. On May 19, 2016 the Company awarded 585,000 KELTIP Units to two officers of the Company and recorded approximately $0.3 million of compensation expense, included in stock based compensation in the Condensed Consolidated Statement of Operations and Comprehensive Loss. At June 30, 2016 the KELTIP Units were marked-to-market and the Company recognized approximately $0.1 million of additional compensation expense. At June 30, 2016 the 585,000 KELTIP Units were outstanding. At December 31, 2015 there were no KELTIP Units outstanding.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2016 and the changes during the six months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2015	8,777,409	$3.95
Granted during period	6,000,000	$0.75
Dilution adjustment	2,801,541
Expired during period	—
Exercised during period	—
Outstanding at June 30, 2016	17,578,950	$2.17

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.  In September 2012, the Company closed on a registered offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $8.42 per share. A total of 3,431,649 warrant shares were issued and became exercisable on March 20, 2013 and will expire on September 19, 2017, five years from the date of issuance.

In September 2014 the Company closed on a registered public offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrant shares were issued that became exercisable on March 11, 2015 and will expire on September 10, 2019, five years from the date of issuance.

On May 6, 2016 the Company closed on the Offering (discussed above) under which the investors received an unregistered warrant to purchase three‐quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrants have an exercise price of $0.75 per share and are exercisable six months after the date of issuance and will expire on November 6, 2021, five years from the initial exercise date.

The warrants issued in September 2012 and September 2014 are being recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. The May 2, 2016 warrant agreement did not contain an anti-dilution clause and the warrants were recorded as equity.

Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the September 2014 registered public offering and private placement, the conversion of the Sentient Note, and the recent Offering (discussed above).  As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 Warrants was increased from the original 3,431,649 shares to 6,120,573 shares (2,688,924 share increase) and the exercise price was reduced from the original $8.42 per share to $4.72 per share. The number of shares of common stock issuable upon exercise of the September 2014 Warrants was increased from the original 4,746,000 shares to 5,458,377 shares (712,377 share increase) and the exercise price was reduced from the original $1.21 per share to $0.87 per share.

At June 30, 2016 the total liability recorded for the 2012 and 2014 warrants was $2.5 million, consisting of $2.2 million for the 2014 warrants and $0.3 million for the 2012 warrants.  The warrant liability has been recorded at fair value as of June 30, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).

16.     Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the six months ended June 30, 2016 the Company recorded revenue of approximately $3.0 million and related costs of approximately $0.9 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from oxide plant lease" in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as "Oxide plant lease costs" in the statement of operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

In addition, the Company had received an advance lease payment of $0.5 million during 2015 that was applied to the lease amounts due during the first four months of 2016. At December 31, 2015 the advance payment balance was recorded as deferred revenue in the amount of $0.5 million on the accompanying Condensed Consolidated Balance Sheets.

For the six months ended June 30, 2015 the Company had no plant lease revenue or plant lease costs.

Sale of Metals and Cost of Metals Sold

For the six months ended June 30, 2016 the Company had no sale of metals or cost of metals sold as a result of the suspension of mining and processing at the Velardeña Properties in November 2015.

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

17.     Interest and Other Income

For the six months ended June 30, 2016 the Company had only a nominal amount of interest and other income.  For the six months ended June 30, 2015 the Company reported interest and other income of $1.4 million related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

18.     Derivative Loss

During the six months ended June 30, 2016 the Company recorded approximately $2.3 million of warrant derivative loss related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 15).  During the six months ended June 30, 2015 the Company recorded approximately $0.9 million of warrant derivative income related to a decrease in the fair value of the liability recorded for the warrants. The warrant liability has been recorded at fair value as of June 30, 2016 and 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.

During the six months ended June 30, 2016 the Company recorded approximately $0.8 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan (see Note 11). The derivative liability was recorded at fair value at June 10, 2016, the date of the conversion of the remaining note (see Note 11), based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  Significant inputs to the valuation model included: 1) the probability of successfully achieving stockholder approval of the loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price.

19.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,176)	$(7,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	971	2,534
Accretion of asset retirement obligation	97	100
Foreign currency gain on loss contingency	—	(69)
Asset write off	34	2
Write off of loss contingency, net	—	(1,142)
Gain on sale of assets, net	(45)	(256)
Amortization of deferred loan costs	57	—
Warrant liability fair market adjustment	2,276	(868)
Derivative liability fair market adjustment	778	—
Accretion of loan discount	372	—
Loss on debt extinguishment	1,653	—
Deferred income taxes	(26)	—
Stock compensation	571	273
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(112)	(43)
Decrease in prepaid expenses and other assets	3	131
Decrease in inventories	40	200
Decrease in value added tax recoverable, net	347	662
Increase in accrued interest payable net of amounts capitalized	85	—
Decrease in deferred revenue	(500)	—
(Decrease) in reclamation liability	(8)	(6)
(Decrease) increase in accounts payable and accrued liabilities	(183)	222
Decrease in deferred leasehold payments	(8)	(4)
Net cash used in operating activities	$(3,774)	$(5,545)

20.     Commitments and Contingencies

The Company recorded a loss contingency of approximately $0.2 million at June 30, 2016, included in other current liabilities on the Consolidated Balance Sheets, for estimated interest and penalties related to the Argentina tax on equity (see Note 12).  The Company recorded a loss contingency of approximately $0.3 million at December 31, 2015 for estimated interest and penalties related to the Argentina tax on equity and a disputed contract with a third party contractor in Mexico (see Note 12).

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
June 30, 2016	Revenue	to Sales	Amortization	Expense	Pre-Tax loss	Total Assets	Expenditures
Velardeña Properties	$1,576	$455	$313	$779	$33		$19
Corporate, Exploration & Other	—	—	108	2,444	3,882		1
	$1,576	$455	$421	$3,223	$3,915		$20

Six Months Ended
June 30, 2016
Velardeña Properties	$3,039	$929	$733	$1,589	$244	$7,111	$19
Corporate, Exploration & Other	—	—	238	4,378	9,958	8,332	1
	$3,039	$929	$971	$5,967	$10,202	$15,443	$20

Three Months Ended
June 30, 2015
Velardeña Properties	$1,961	$2,775	$1,012	$—	$1,347		$28
Corporate, Exploration & Other	—	—	163	2,511	2,503		16
	$1,961	$2,775	$1,175	$2,511	$3,850		$44

Six Months Ended
June 30, 2015
Velardeña Properties	$4,298	$5,787	$2,195	$119	$2,219	$23,895	$28
Corporate, Exploration & Other	—	—	339	5,214	5,062	8,252	16
	$4,298	$5,787	$2,534	$5,333	$7,281	$32,147	$44

22.     Subsequent Event

On August 2, 2016, the Company entered into a definitive agreement to sell its remaining 50% interest in the San Diego property in Mexico to Golden Tag Resources, Ltd., the company that holds the other 50% interest in the property.  As a result of the sale, the Company received approximately $379,000 in cash and 2,500,000 shares of Golden Tag.  Pursuant to the agreement, Golden Tag will be required to pay the Company a 2.0% net smelter return royalty in respect to the San Diego property.  The Company had previously written down the value of the San Diego property to approximately zero and accordingly will recognize a gain of approximately $0.5 million on the sale in the third quarter 2016.  Following receipt of the new shares, and including the 5,000,000 shares of Golden Tag previously acquired, the Company now holds 7,500,000 shares representing approximately 10% of the outstanding shares of Golden Tag.

On August 5, 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $200,000 and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the first three years of the agreement. Following the initial three year earn-in period the joint venture Company would be formed to hold all project assets and a management committee would be formed with one representative of the Company and two representatives of Electrum. Electrum would serve as manager of the project. The Company would have the right to maintain its 40% interest in the Celaya project by funding its share of additional exploration or development expenditures. If the Company were to elect not to contribute to additional exploration or development expenditures after the initial earn-in period, Electrum, at its option, would have the right to earn an additional 20% interest in the Celaya project, for a total interest of 80%, by incurring an additional $2.5 million of exploration or development expenditures over a second three year period. Following the second earn-in period the Company would have the right to maintain its 20% interest in the Celaya project by funding its share of additional exploration or development expenditures or its interest can ultimately be converted into a 10% net profits interest. The Company has previously expensed all of its costs associated with the Celaya property and accordingly will recognize a gain of $0.2 million from the farm-out of the property in the third quarter 2016.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the six months ended June 30, 2016, our only principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the six months ended June 30, 2016 and 2015.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties.  The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016.

2016 Highlights

Offering and Private Placement

On May 6, 2016, we issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. We incurred costs and fees of approximately $0.4 million related to the Offering resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, for each share of common stock purchased by an investor, such investor received an unregistered warrant to purchase three‐quarters of a share of common stock. The warrants have an exercise price of $0.75 per share and are exercisable six months after the date of issuance and will expire five years from the initial exercise date.

Care and maintenance activities at the Velardeña Properties

Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015 in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill when mining and processing plans and metals prices support a cash positive outlook for the property.  We incurred approximately $1.1 million of costs during the six months ended June 30, 2016 on remaining shutdown expenditures and for care and maintenance activities and we expect to incur approximately $0.3 million in quarterly holding costs going forward while mining and processing remain suspended.

Velardeña Oxide Plant Lease Agreement

In July 2015 a wholly-owned subsidiary of Hecla Mining Company leased our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. Hecla may extend the initial 18 month term for six additional months at its option.  We have agreed to permit Hecla at its option to extend the lease for an additional 18 months following the initial six month extension until December 31, 2018 in exchange for constructing, at its own cost, an expansion of the tailings impoundment. It is not known at this time if Hecla will exercise its options to extend the lease. Hecla is responsible for ongoing operation and maintenance of the oxide plant.  During the six months ended June 30, 2016, Hecla processed approximately 62,000 tonnes of material through the oxide plant, resulting in revenues to us of approximately $1.4 million plus fixed fees and net reimbursable costs totaling approximately $1.6 million. Now that Hecla has reached its intended processing throughput of approximately 400 tonnes per day, net cash payments to us, net of reimbursable costs, should total approximately $400,000 per month, including variable and fixed fees, or nearly $5.0 million annually. The Company expects to receive net cash flow under the lease of approximately $4.5 million in 2016.

Completion of Sentient Loan Conversion

   On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the $5.0 million Sentient Note into 4,011,740 shares of our common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date. In February 2016 Sentient had converted $3.9 million of principal and $0.1million of accrued interest into 23,355,000 shares of our common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day volume weighted average price (VWAP) immediately preceding the conversion date. After the conversions, the Sentient Note is no longer outstanding and Sentient holds approximately 47 % of our 88.9 million shares of issued and outstanding common stock.

Santa Maria

We continued exploration work during the second quarter 2016 at the Santa Maria property west of Hildalgo de Parral, Chihuahua, which we have the right to acquire under an option agreement.  We mined approximately 1,500 tonnes of material as a bulk sample.  In total, for the six months ended June 30, 2016 we mined approximately 4,500 tonnes of material with grades of approximately 235 grams per tonne (gpt) silver and 0.7 gpt gold.  We processed the bulk sample through a toll milling facility, generating approximately 100 tonnes of concentrates containing approximately 22,000 ounces of silver and 44 ounces of gold.  The concentrates were sold to a third party for approximately $300,000 during the six month period ended June 30, 2016 consisting of approximately 21,000 payable ounces of silver and 40 payable ounces of gold, which offset exploration costs. We have recently completed an underground drilling program of 2,200 meters in 24 drill holes.  Assay results are partially complete and we expect to evaluate the results and update the resource estimate and, if justified, complete a preliminary economic assessment during the third quarter 2016.

San Luis del Cordero

We commenced a $0.6 million exploration drilling program in the first quarter 2016 at the Santa Rosa vein in the San Luis del Cordero project in Durango State, Mexico.  The 20 hole, 4,600 meter drilling program was completed in June 2016, and we received drill results from that program in July.  Based on our evaluation of those July results, we concluded that further work on this project is not likely to meet our near-term objectives and we plan to terminate the farm-in arrangement for the property in August 2016.

El Quevar

We continue to hold our El Quevar property on care and maintenance until we can find a partner to fund further exploration.

Other Exploration

In June 2016 we began a 2,000 meter core drilling program at the Rodeo property, approximately 80 kilometers west of the Velardeña Properties in Durango Mexico at a cost of $300,000 to $400,000. If our exploration efforts are successful, material from this property could be trucked to the Velardeña oxide plant for processing after the Hecla lease has terminated. We acquired the Rodeo property in 2015.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six months ended June 30, 2016 to the results from operations for the three and six months ended June 30, 2015.

Three Months Ended June 30, 2016

Revenue from oxide plant lease. In July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $1.6 million for the three months ended June 30, 2016 related to the lease. The oxide plant was not leased during the three months ended June 30, 2015.

Oxide plant lease costs. During the three months ended June 30, 2016 we recorded $0.5 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. The oxide plant was not leased during the three months ended June 30, 2015.

Revenue from the sale of metals.  We recorded no revenue for the three months ended June 30, 2016 due to the suspension of mining and processing at our Velardeña Properties in Mexico beginning November 2015.  We recorded $2.0 million in revenue for the three months ended June 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico.

Costs of metals sold.  We recorded no cost of metals sold during the three months ended June 30, 2015 due to the suspension of mining and processing at our Velardeña Properties in Mexico beginning November 2015.  For the three months ended June 30, 2015 we recorded $2.8 million of costs of metals sold, including a $0.1 million write down of finished goods inventory to its estimated net realizable value.

Exploration expense. Our exploration expense, including drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, property holding costs and allocated administrative expenses totaled $1.2 million for the three months ended June 30, 2016, as compared to $1.3 million for the three months ended June 30, 2015. Exploration expense for both years was incurred primarily in Mexico.  The decrease in exploration expenses in 2016 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense.  We recorded no Velardeña project expenses for the three months ended June 30, 2016 or June 30, 2015.  We recorded only a nominal amount for capital expenditures at our Velardeña Properties for the three months ended June 30, 2015 and recorded no amounts in the 2016 period.

Velardeña shutdown and care and maintenance costs.  We recorded $0.5 million for the three months ended June 30, 2016 for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.  No amounts were recorded for the three months ended June 30, 2015.

El Quevar project expense. During the three months ended June 30, 2016 and 2015 we incurred $0.2 million and $0.4 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. The decrease in expense for the 2016 period is primarily related to an accrual for Argentina equity tax recorded during the 2015 period resulting from an audit of certain prior years.  For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “Exploration Expense”, discussed above.

Administrative expense.    Administrative expenses totaled $1.0 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.9 million of administrative expenses we incurred during the second quarter 2016 are comprised of $0.4 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. The $1.0 million of administrative expenses we incurred during the second quarter 2015 is comprised of $0.6 million of employee compensation and directors’ fees, $0.1 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended June 30, 2016 we incurred approximately $0.5 million related to stock based compensation compared to approximately $0.1 million for the three months ended June 30, 2015. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2016 stock based compensation amount includes $0.4 million related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During each of the three months ended June 30, 2016 and 2015 we incurred a nominal amount of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and in 2015 reclamation activities at the El Quevar project in Argentina.

Other operating income, net. We recorded $0.2 million of other operating income for the three months ended June 30, 2016 compared to $0.3 million for the three months ended June 30, 2015. The net amount for both periods consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization. During the three months ended June 30, 2016 we incurred depreciation, depletion and amortization expense of $0.4 million compared to $1.2 million for the three months ended June 30, 2015. The decrease in depreciation, depletion and amortization in 2016 is primarily the result of the suspension of mining and processing at the Velardeña Properties as noted above.

Interest and other income. We recorded only a nominal amount of interest and other income for the three months ended June 30, 2016.  During the three months ended June 30, 2015 we recorded approximately $0.5 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

Warrant derivative (loss) gain. During the three months ended June 30, 2016 we recorded a loss of approximately $1.1 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s stock. During the three months ended June 30, 2015 we recorded a gain of approximately $0.2 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s common stock. (See Note 13 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the three months ended June 30, 2016 we recorded a $0.1 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note, which constitutes an imbedded derivative (see Note 13 of our consolidated financial statements filed as part of this Form 10-Q). The $0.1 million loss was recorded prior to the remaining conversion of the note on June 10, 2016.  For the three months ended June 30, 2015 we had no derivative gain or loss.

Loss on foreign currency. We recorded nominal foreign currency losses for the three months ended June 30, 2016 and 2015. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a minimal income tax benefit for the three months ended June 30, 2016 related to mark-to-market held for sale investment gains recorded as other comprehensive income.  We recorded no income tax expense or benefit for the three months ended June 30, 2015.

Six Months Ended June 30, 2016

Revenue from oxide plant lease. In July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $3.0 million for the six months ended June 30, 2016 related to the lease. The oxide plant was not leased during the six months ended June 30, 2015.

Oxide plant lease costs. During the six months ended June 30, 2016 we recorded $0.9 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. The oxide plant was not leased during the six months ended June 30, 2015.

Revenue from the sale of metals.  We recorded no revenue for the six months ended June 30, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015.  We recorded $4.3 million in revenue for the six months ended June 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico.

Costs of metals sold.  We recorded no cost of metals sold during the six months ended June 30, 2016 due to the suspension of mining and processing at our Velardeña Properties in Mexico beginning November 2015.  For the six months ended June 30, 2015 we recorded $5.8 million of costs of metals sold including a $0.2 million write down of finished goods inventory to its estimated net realizable value.

Exploration Expense. Our exploration expense, including drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, property holding costs and allocated administrative expenses, totaled $1.9 million for the six months ended June 30, 2016, as compared to $2.2 million for the six months ended June 30, 2015. Exploration expense for both years was incurred primarily in Mexico.  The decrease in exploration expenses in 2016 is primarily related to lower costs incurred for drilling programs in Mexico.

Velardeña project expense. We did not record any Velardeña project expense during the six months ended June 30, 2016 as the result of the suspension of mining and processing at the Velardeña Properties in November 2015. We recorded $0.1 million of Velardeña project expense for the six months ended June 30, 2015 primarily related to the preparation of an updated estimate of mineralized material for the Velardeña Properties. We did not record any amounts for capital expenditures for the six months ended June 30, 2016 at our Velardeña Properties. Only a nominal amount of capital expenditures were recorded for the six months ended June 30, 2015.

Velardeña shutdown and care and maintenance costs.  We recorded $1.1 million for the six months ended June 30, 2016 for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.  No amounts were recorded for the six months ended June 30, 2015.

El Quevar project expense. During the six months ended June 30, 2016 and 2015 we incurred $0.4 million and $0.8 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. The decrease in expense for the 2016 period is primarily related to an accrual for Argentina equity tax recorded in 2015 resulting from an audit of certain prior years. For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “Exploration Expense”, discussed above.

Administrative expense.    Administrative expenses totaled $2.2 million for the six months ended June 30, 2016 compared to $2.3 million for the six months ended June 30, 2015. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $2.1 million of administrative expenses we incurred during the six months ended June 30, 2016 is comprised of $0.7 million of employee compensation and directors’ fees, $0.8 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs. The $2.3 million of administrative expenses we incurred during the first quarter 2015 is comprised of $1.1 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the six months ended June 30, 2016 we incurred $0.6 million of expense related to stock based compensation compared to $0.3 million for six months ended June 30, 2015. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2016 stock based compensation amount includes $0.4 million related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this 10-Q for a discussion of KELTIP grants)

Reclamation and accretion expense. During each of the six months ended June 30, 2016 and 2015 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and in 2015 reclamation activities at the El Quevar project in Argentina.

Other operating income, net. We recorded $0.2 million of other operating income for the six months ended June 30, 2016 compared to $0.5 million for the six months ended June 30, 2015.  The net amount for both years consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization. During the six months ended June 30, 2016 we incurred depreciation, depletion and amortization expense of $1.0 million compared to $2.5 million for the six months ended June 30, 2015. The decrease in depreciation, depletion and amortization in 2016 is primarily the result of the suspension of operations at the Velardeña Properties as noted above.

Interest and other income. We recorded only a nominal amount of interest and other income for the six months ended June 30, 2016.  During the six months ended June 30, 2015 we recorded approximately $1.4 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

Warrant derivative (loss) gain. During the six months ended June 30, 2016 we recorded a loss of approximately $2.3 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s stock. During the six months ended June 30, 2015 we recorded a gain of approximately $0.9 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock. (See Note 13 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the six months ended June 30, 2016 we recorded a $0.8 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note which constitutes an imbedded derivative (see Note 13 of our consolidated financial statements filed as part of this Form 10-Q). The $0.8 million loss was recorded prior to the remaining conversion of the Note on June 10, 2016. For the six months ended June 30, 2015 we had no derivative gain or loss.

Loss on foreign currency. We recorded nominal foreign currency losses for the six months ended June 30, 2016 and 2015. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a minimal income tax benefit for the six months ended June 30, 2016 related to mark-to-market held for sale investment gains recorded as other comprehensive income.  We recorded no income tax expense or benefit for the six months ended June 30, 2015.

Liquidity, Capital Resources and Going Concern

At June 30, 2016 our aggregate cash and cash equivalents totaled $3.9 million, $0.2 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due primarily to $1.1  million in shutdown and care and maintenance costs at the Velardeña Properties, $1.9 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, $0.4 million in care and maintenance and property holding costs at the El Quevar project, and $2.2 million in general and administrative expenses, $0.5 million from an increase in working capital primarily related to a decrease in deferred revenue from the lease of the oxide plant, offset in part by $0.2 million of net proceeds from the sale of nonstrategic exploration properties, $2.1 million of net operating margin received pursuant to the lease (defined as oxide plant lease revenue less oxide plant lease costs) and $3.6 million of net proceeds received in a registered direct offering of our common stock as discussed below.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of our common stock. On June 10, 2016 Sentient converted the remaining approximately $1.1 million and approximately $34,000 of accrued interest into 4,011,740 shares of our common stock.  At June 30, 2016 we had no outstanding debt. See Note 11 for a full discussion of the Sentient Note.

On May 6, 2016, we issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. We incurred costs and fees of approximately $0.4 million related to the Offering resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, for each share of common stock purchased by an investor, such investor received an unregistered warrant to purchase three‐quarters of a share of common stock. The warrants have an exercise price of $0.75 per share and are exercisable six months after the date of issuance and will expire five years from the initial exercise date.

We currently expect that we will have sufficient cash to continue our business plan into 2017 without external funding.  In addition to our $3.9 million cash balance at June 30, 2016, we expect to receive approximately $2.4 million in net operating margin from the lease of the oxide plant in the remaining two quarters of 2016 and has received $0.6 million from the sale of non-strategic exploration properties in the third quarter. We currently plan to spend approximately $3.7 million in the remaining two quarters of 2016, as detailed below, resulting in a projected cash balance at the end of 2016 of approxiamtely $3.0 million.

•	Approximately $0.7 million at the Velardeña Properties for care and maintenance;

•

Approximately $1.1 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to the Santa Maria, Rodeo, and other properties;

•	Approximately $0.3 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs;

•	Approximately $1.4 million on general and administrative costs; and

•	Approximately $0.4 million on an increase in working capital primarily related to a reduction in current liabilities involving the payment of equity taxes in a foreign jurisdiction.

The actual amount that we spend during the remainder of 2016 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Santa Maria and Rodeo.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. For us, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For us, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our consolidated financial position or results of operations. In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning anticipated care and maintenance costs at the Velardeña Properties; expectations regarding the oxide plant lease including anticipated net cash payments; planned exploration of certain properties in Mexico and other planned exploration activities and the planned costs of exploration; plans and anticipated costs related to our El Quevar project; anticipated 2016 expenditures; expected need for external financing; and statements concerning our financial condition, business strategies and business and legal risks.

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
•

Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results;

•	Unfavorable results from exploration at the Santa Maria, Rodeo or other exploration properties and whether we will be able to advance these or other exploration properties;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the second quarter 2016, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the quarter ended June 30, 2016, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

10.1	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	August 10, 2016	By:	/s/ Warren M. Rehn
Warren M. Rehn
Chief Executive Officer

Date:	August 10, 2016	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer