Form 10-Q
period 2016-09-30
Golden Minerals Co
filed 2016-11-03
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

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

AT NOVEMBER 3, 2016, 88,920,041 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	Unaudited
	September 30,	December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$3,415	$4,077
Short-term investments (Note 4)	456	72
Trade receivables	506	546
Inventories (Note 6)	264	330
Value added tax receivable, net (Note 7)	4	400
Related party receivable (Note 22	642	—
Prepaid expenses and other assets (Note 5)	277	451
Total current assets	5,564	5,876
Property, plant and equipment, net (Note 8)	9,453	11,125
Total assets	$15,017	$17,001

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,406	$1,144
Convertible note payable - related party, net (Note 11)	—	3,702
Derivative liability - related party (Note 11)	—	488
Deferred revenue (Note 16)	—	500
Other current liabilities (Note 12)	9	556
Total current liabilities	1,415	6,390
Asset retirement and reclamation liabilities (Note 10)	2,388	2,546
Warrant liability (Note 13)	3,031	210
Other long term liabilities (Note 12)	71	84
Total liabilities	6,905	9,230

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 and 100,000,000 shares authorized; 88,920,041 and 53,335,333 shares issued and outstanding, respectively	889	534
Additional paid in capital	495,424	484,742
Accumulated deficit	(488,352)	(477,378)
Accumulated other comprehensive income (loss)	151	(127)
Shareholders' equity	8,112	7,771
Total liabilities and equity	$15,017	$17,001

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 16)	$1,729	$—	$4,768	$—
Sale of metals (Note 16)	—	1,788	—	6,086
Total revenue	1,729	1,788	4,768	6,086
Costs and expenses:
Oxide plant lease costs (Note 16)	(549)	—	(1,478)	—
Cost of metals sold (exclusive of depreciation shown below) (Note 16)	—	(2,598)	—	(8,385)
Exploration expense	(927)	(615)	(2,865)	(2,851)
El Quevar project (expense) income	65	(177)	(308)	(988)
Velardeña project expense	—	—	—	(119)
Velardeña shutdown and care and maintenance costs	(456)	(393)	(1,589)	(393)
Administrative expense	(897)	(1,047)	(3,141)	(3,375)
Stock based compensation	(95)	(99)	(666)	(372)
Reclamation expense	(47)	(48)	(144)	(206)
Impairment of long lived assets	—	(13,181)	—	(13,181)
Other operating income, net (Note 8)	1,281	7	1,558	477
Depreciation, depletion and amortization	(346)	(1,209)	(1,317)	(3,743)
Total costs and expenses	(1,971)	(19,360)	(9,950)	(33,136)
Loss from operations	(242)	(17,572)	(5,182)	(27,050)
Other income and (expense):
Interest expense (Note 11)	—	—	(515)	—
Interest and other income (Note 17)	10	623	12	2,006
Warrant derivative (loss) gain (Note 18)	(545)	200	(2,821)	1,068
Derivative loss (Note 18)	—	—	(778)	—
Loss on debt extinguishment (Note 11)	—		(1,653)	—
Loss on foreign currency	(21)	(71)	(63)	(125)
Total other (expense) income	(556)	752	(5,818)	2,949
Loss from operations before income taxes	(798)	(16,820)	(11,000)	(24,101)
Income tax benefit	—	—	26	—
Net loss	$(798)	$(16,820)	$(10,974)	$(24,101)
Comprehensive loss, net of tax:
Unrealized gain (loss) on securities	107	(88)	278	(125)
Comprehensive loss	$(691)	$(16,908)	$(10,696)	$(24,226)
Net loss per common share — basic
Loss	$(0.01)	$(0.32)	$(0.14)	$(0.46)
Weighted average Common Stock outstanding - basic (1)	88,878,371	52,960,212	78,080,858	52,921,542

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(5,123)	$(8,030)
Cash flows from investing activities:
Proceeds from sale of assets	898	416
Capitalized costs and acquisitions of property, plant and equipment	(36)	(44)
Net cash from investing activities	$862	$372
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,599	—
Net cash from financing activities	$3,599	$—
Net decrease in cash and cash equivalents	(662)	(7,658)
Cash and cash equivalents, beginning of period	4,077	8,579
Cash and cash equivalents, end of period	$3,415	$921

See Note 19 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	loss	Equity
	(in thousands except share data)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	453	—	—	453
KELTIP mark-to-market	—	—	40	—	—	40
KELTIP shares issued	172,500	2	52	—	—	54
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(127)	(127)
Net loss	—	—	—	(25,383)	—	(25,383)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued and shares issued for vested stock awards	217,968	1	220	—	—	221
Shares issued on conversion of Sentient Note	27,366,740	274	6,943	—	—	7,217
Registered offering common stock, net and warrants (Note 15)	8,000,000	80	3,519	—	—	3,599
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	278	278
Net loss	—	—	—	(10,974)	—	(10,974)
Balance, September 30, 2016	88,920,041	$889	$495,424	$(488,352)	$151	$8,112

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

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $1.2 million in related shutdown costs for employee severance, net working capital obligations, and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and $1.6 million in shutdown and care and maintenance costs for the nine months ended September 30, 2016 and expects to incur approximately $0.4 million in quarterly holding costs while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material for the third party in mid-December 2015, and the Company expects to receive net cash flow under the lease of approximately $4.5 million in 2016.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

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

2.     Liquidity, Capital Resources and Going Concern

At September 30, 2016 the Company’s aggregate cash and cash equivalents totaled $3.4 million, $0.7 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due primarily to $1.6 million in shutdown and care and maintenance costs at the Velardeña Properties, $2.9 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, $0.3 million in care and maintenance and property holding costs at the El Quevar project, $3.1 million in general and administrative expenses and, $0.6 million from an increase in working capital primarily related to a decrease in deferred revenue from the lease of the oxide plant, offset in part by $0.9 million of net proceeds from the sale of nonstrategic exploration properties, $3.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs) and $3.6 million of net proceeds received in a registered direct offering of the Company’s common stock as discussed below.

On February 11, 2016, The Sentient Group (“Sentient”) converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note (defined below) into 23,355,000 shares of the Company’s common stock. See Note 11 for a full discussion of the Sentient Note. On June 10, 2016 Sentient converted the remaining approximately $1.1 million and approximately $34,000 of accrued interest under the Sentient Note into 4,011,740 shares of the Company’s common stock.  At September 30, 2016 the Company had no outstanding debt.

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

In addition to its $3.4 million cash balance at September 30, 2016, in the remaining quarter of 2016 the Company expects to receive approximately $1.2 million in net operating margin from the lease of the oxide plant and $0.2 million from the second quarter farm out of a non-strategic exploration property. The Company also expects to receive $0.6 million in February 2017 relating to the final payment for the August 2016 sale of excess mining equipment. The Company currently plans to spend approximately $1.8 million in the remaining quarter of 2016, as detailed below, resulting in a projected cash balance at the end of 2016 of approximately $3.0 million.

•	Approximately $0.4 million at the Velardeña Properties for care and maintenance;

•

Approximately $0.5 million on exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to Santa Maria, Rodeo, and other properties;

•	Approximately $0.2 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs; and

•	Approximately $0.7 million on general and administrative costs.

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

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For the Company, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure and will eliminate the “available for sale” classification of certain financial instruments. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim periods after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position or results of operations.

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

The following tables summarize the Company’s short-term investments at September 30, 2016 and December 31, 2015:

		Estimated	Carrying
September 30, 2016	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$275	$456	$456
Total available for sale	275	456	456
Total short term	$275	$456	$456
December 31, 2015
Investments:
Short-term:
Available for sale common stock	$199	$72	$72
Total available for sale	199	72	72
Total short term	$199	$72	$72

The available for sale common stock consists of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”) a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company Acquired (i) 5,000,000 shares during the first quarter 2015 in exchange for extending by two years from March 24, 2015 the period of time in which Golden Tag could earn an additional 10% interest in the property by completing an additional $0.8 million of exploration work, and (ii) 2,500,00 shares in the third quarter 2016, plus approximately $379,000 in cash, in a transaction in which the Company sold its remaining 50% interest in the San Diego property to Golden Tag (see Note 8 for a description of the sales transaction and Note 13 for a discussion on the fair value measurement techniques used by the Company to value the above investments).

5.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Prepaid insurance	$154	$302
Recoupable deposits and other	123	149
	$277	$451

6.     Inventories

Inventories at the Velardeña Properties at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Material and supplies	$264	$330
	$264	$330

The Company had no metals or in process inventories at September 30, 2016 or December 31, 2015 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1). The material and supplies inventory at September 30, 2016 and December 31, 2015 is reduced by a $0.2 million and $0.3 million obsolescence charge respectively.

7.     Value Added Tax Receivable, Net

Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. The Company expects that the current amounts will be recovered within a one year period.  At September 30, 2016 the Company has also recorded approximately $5,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Mineral properties	$9,575	$9,630
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,386	4,377
Mining equipment and machinery	16,337	16,998
Other furniture and equipment	952	841
Asset retirement cost	992	1,285
	34,960	35,849
Less: Accumulated depreciation and amortization	(25,507)	(24,724)
	$9,453	$11,125

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 10.

On August 8, 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 22). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company does not expect to use. The equipment had a net book value of $27,000 resulting in a gain of $660,000. The gain is included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations. The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017. At September 30, 2016 the Company had recorded a receivable of $627,000 related to the sale, including accrued interest.  The receivable amount is included in “Related party receivable” in the accompanying Condensed Consolidated Balance Sheets.

On August 2, 2016, the Company entered into a definitive agreement to sell its remaining 50% interest in the San Diego exploration property in Mexico to Golden Tag, the company that held the other 50% interest in the property. As a result of the sale, the Company received approximately $379,000 in cash and 2,500,000 common shares of Golden Tag.  Pursuant to the agreement, Golden Tag will be required to pay the Company a 2.0% net smelter return royalty in respect to the San Diego property. The Company had previously written down the value of the San Diego property to approximately zero and accordingly recognized a gain of approximately $0.5 million on the sale. The gain is included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations. Following this transaction the Company now holds 7,500,000 common shares representing approximately 10% of the outstanding common shares of Golden Tag (see Note 4).

In the third quarter 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $0.2 million and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million in the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program. The Company has previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $0.2 million from the farm-out of the property in the third quarter 2016. The gain is included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations.

On April 28, 2016, the Company entered into an option agreement under which Santa Cruz Silver Mining Ltd. (“Santa Cruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million. Santa Cruz paid the Company $0.2 million on signing the agreement. In order to maintain its option and acquire the Zacatecas Properties, Santa Cruz is required to pay an additional $0.2 million in October 2016, six months after signing  plus additional amounts of $0.3 million, $0.3 million and $0.5 million due 12, 18 and 24 months after signing respectively. Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due. The Company has previously expensed all of its costs associated with the Zacatecas Properties and accordingly recognized a gain of $0.2 million on the first payment received which is  included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Accounts payable and accruals	$448	$599
Accrued employee compensation and benefits	958	545
	$1,406	$1,144

September 30, 2016

Accounts payable and accruals at September 30, 2016 are primarily related to amounts due to contractors and suppliers in the amounts of $0.3 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a net VAT payable of approximately $0.2 million.

Accrued employee compensation and benefits at September 30, 2016 consist of $0.2 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties.

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2016 the Company recognized approximately $0.1 million of accretion expense and approximately $20,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Beginning balance	$2,480	$2,582

Changes in estimates, and other	(293)	(300)
Accretion expense	144	148
Ending balance	$2,331	$2,430

The decreases in the ARO recorded during the 2016 and 2015 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 includes a nominal amount and approximately $0.1 million, respectively of reclamation liabilities related to activities at the El Quevar project in Argentina.

11.     Convertible Note Payable – Related Party, Net

On October 27, 2015, the Company borrowed $5.0 million from Sentient, pursuant to the terms of a Senior Secured Convertible Note (“the Sentient Note”) and a related loan agreement (the "Sentient Loan"), with principal and accrued interest due on October 27, 2016. To comply with security regulations and stock exchange rules in the United States and Canada, the Company received stockholder approval on January 19, 2016 to allow the Sentient Note principal and accrued interest to be converted, solely at Sentient's option, into shares of the Company's common stock at a price equal to the lowest of: 1) $0.29, 90 percent of the 15-day volume weighted average price ("VWAP") for the period immediately preceding the Loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date. The loan provided for interest at a rate of 9% per annum, compounded monthly.

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

The beneficial conversion feature of the Sentient Note represented an embedded derivative as defined by ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides that a derivative instrument's fair value must be bifurcated from the note and separately recorded on the Company's Consolidated Balance Sheet. The Company used a third party consultant to value the embedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy (see Note 13). For purposes of valuing the embedded derivative as of the Sentient Loan closing date, at December 31, 2015, at February 11, 2016 (first partial conversion date), and at June 10, 2016 (the remaining conversion date), the valuation model took into account, among other items: 1) the probability of successfully achieving stockholder approval of the Sentient Note’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Sentient Loan maturity date that would lower the conversion price. It was determined that the embedded derivative had a fair value of approximately $1.1 million at October 27, 2015, the date the Company entered into the Sentient Loan.  Subsequent mark-to-market changes in the value of the derivative were recorded as income or loss in the Consolidated Statements of Operations and Comprehensive Loss.  The Sentient Note was recorded net of the bifurcated embedded derivative at October 27, 2015 with the $1.1 million difference between the face value and the recorded value of the Note representing a loan discount that was amortized to interest expense over the life of the loan using the interest rate method.

The Company also incurred approximately $0.3 million in legal and other costs associated with the Sentient Loan. Per the guidance of ASU 2015-03 "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”), the loan costs are presented as a reduction to the note payable on the accompanying Consolidated Balance Sheets and were amortized to interest expense over the life of the Sentient Note using the interest rate method.

Because the Sentient Loan is recorded net of the bifurcated embedded derivative and loan costs, both of which were amortized to interest expense over the life of the loan, the effective rate of interest on the recorded loan obligation was higher than the stated nominal rate of interest. The effective interest rate on the Sentient Note was approximately 36% per annum, compounded monthly, compared to the stated nominal rate of 9% per annum, compounded monthly.

The Company adjusted the recorded value of the Sentient Loan as of the conversion dates to reflect the amortization of the loan discount and loan costs, shown as “Interest expense” in the Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2016, the Company has recorded a total noncash loss on debt extinguishment of $1.7 million reflecting the difference between the value of the shares issued to Sentient as a result of the two separate conversions and the recorded value of the Sentient Loan, including related loan costs, loan discount and embedded derivative eliminated at the conversion dates. The Company marked-to-market the embedded derivative at each of the conversion dates and recorded a total derivative loss of $0.8 million for the nine months ended September 30, 2016 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

At September 30, 2016 the Sentient Note had been fully converted and the Company had no outstanding debt.

12.     Other Liabilities

The Company recorded other current liabilities of approximately nil and $0.6 million at September 30, 2016 and December 31, 2015 respectively.  The December 31, 2015 amount includes a net liability of approximately $0.4 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years, including approximately $0.2 million of estimated interest and penalties.

During the first four months of 2016 the Company paid the remaining approximately $0.2 million of Argentine tax on equity as of December 31, 2015 leaving approximately $0.2 million of estimated interest and penalties awaiting a final assessment from the tax authorities as of June 30, 2016.  During the third quarter 2016 the Argentine government adopted an amnesty program that the Company effectively used to eliminate the remaining interest and penalties that had been accrued as of June 30, 2016.  The reversal of the June 30, 2016 accrual reduced expenses incurred at the El Quevar project during the third quarter 2016. The December 31, 2015 amount also includes $0.1 million of accrued interest on the Sentient Loan and $0.1 million as a loss contingency on a disputed contract with a third party contractor in Mexico.  The dispute was settled during the first quarter 2016 for the amount previously accrued.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at September 30, 2016 and December 31, 2015, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2016
Assets:
Cash and cash equivalents	$3,415	$—	$—	$3,415
Trade accounts receivable	506	—	—	506
Short-term investments	456	—	—	456
	$4,377	$—	$—	$4,377

Liabilities:
Warrant liability	$—	$—	$3,031	$3,031
	$—	$—	$3,031	$3,031

At December 31, 2015
Assets:
Cash and cash equivalents	$4,077	$—	$—	$4,077
Trade accounts receivable	546	—	—	546
Short-term investments	72	—	—	72
	$4,695	$—	$—	$4,695

Liabilities:
Warrant liability	$—	$—	$210	$210
Derivative liability	—	—	488	488
	$—	$—	$698	$698

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable is classified within Level 1 of the fair value hierarchy and is related to the sale of metals at our Velardeña Properties and the lease of the oxide plant lease that are valued at published metals prices per the terms of the refining and smelting agreements or lease rates per the plant lease agreement.

At September 30, 2016 and December 31, 2015, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as “Warrant derivative (loss) gain” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The warrant liability has been recorded at fair value as of September 30, 2016 and December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 (see Note 11). ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Condensed Consolidated Balance Sheets. At December 31, 2015 and at each of the conversion dates (see Note 11), the Company had recorded a derivative liability related to the beneficial conversion feature of the Sentient Note. On June 10, 2016, the remaining Sentient Note and related embedded derivative had been fully retired.  The Company assesses the fair value of the derivative liability at the end of each reporting period, with changes in the value recorded as “Derivative loss” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The derivative liability was recorded at fair value at December 31, 2015 and each of the conversion dates based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy. The valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Loan maturity date that would lower the conversion price.

In addition to the warrant exercise prices (see Note 15) and Sentient Note conversion price (see Note 11) other significant inputs to the warrant valuation model at September 30, 2016 and December 31, 2015 and derivative valuation model at December 31, 2015 included the following as applicable:

	September 30,	December 31,
	2016	2015
Company's ending stock price	$0.76	$0.20
Company's stock volatility	110%	85%
Applicable risk free interest rate	0.87%	1.48%

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

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Warrant Liabilities	Derivative Liability
	(in thousands)
Ending balance at December 31, 2015	$210	$488
Conversion of Sentient Loan (see Note 11)	—	(488)
Change in estimated fair value	2,821	—
Ending balance at September 30, 2016	$3,031	$—

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at September 30, 2016.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the nine months ended September 30, 2016 the Company recognized an income tax benefit of $26,000 related to the partial removal of a valuation allowance on net operating losses resulting from an unrealized gain on held for sale investments reported in other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Loss and treated as a source of taxable income. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of September 30, 2016 and as of December 31, 2015, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at September 30, 2016 or December 31, 2015.

15.     Equity

Offering and Private Placement

On May 6, 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. The Company incurred costs and fees of approximately $0.4 million related to the Offering, resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, for each share of common stock purchased by an investor, the investor received in a private placement an unregistered warrant to purchase three‐quarters of a share of common stock. The 6.0 million warrants have an exercise price of $0.75 per share and are exercisable six months after the date of issuance and will expire five years from the initial exercise date.

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

Sentient Note conversion

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date. On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date (see Note 11).  At September 30, 2016 the Sentient Note had been fully converted and the Company had no further debt outstanding. After conversion, Sentient holds approximately 47% of the Company’s 88.9 million shares of issued and outstanding common stock.

Equity Incentive Plans

Under the Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Plan”) awards of the Company’s common stock may be made to officers, directors, employees, consultants and agents of the Company and its subsidiaries.  The Company recognizes stock-based compensation costs using a graded vesting attribution method whereby costs are recognized over the requisite service period for each separately vesting portion of the award.

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2016 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2015	84,170	$0.46
Granted during the period	—	—
Restrictions lifted during the period	(836)	2.89
Forfeited during the period	—	—
Outstanding at September 30, 2016	83,334	$0.44

Restrictions were lifted on 836 shares during the nine months ended September 30, 2016 according to the terms of grants made to an employee in prior years.

For the nine months ended September 30, 2016 the Company recognized approximately $4,700 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $1,500 over the next three months.

In addition to the restricted stock grants in the table above, on May 19, 2016, the Company granted a consultant 50,000 shares of fully vested stock. The Company recognized stock compensation expense of $21,000 related to the grant.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2016 and the changes during the nine months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2015	245,810	$3.47
Granted during the period	—	—
Forfeited or expired during period	(150,000)	$0.56
Exercised during period	—	—
Outstanding at September 30, 2016	95,810	$8.02
Exercisable at end of period	95,810	$8.02
Granted and vested	95,810	$8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2016 and the changes during the nine months then ended:

		Weighted
		Average Grant
	Number of	Date Fair
	Underlying	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2015	1,245,285	$1.66
Granted during the period	530,000	0.42
Restrictions lifted during the period	(167,968)	1.40
Forfeited during the period	—	—
Outstanding at September 30, 2016	1,607,317	$1.28

Included in the RSUs granted during the period are 250,000 RSUs granted to the Chairman of the Board that vested immediately.  The restrictions lifted during the period relate to a director who retired during the period.

For the nine months ended September 30, 2016 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $38,000 over the next 8 months.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s

Amended and Restated 2009 Equity Incentive Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company. The KELTIP Units are recorded as a liability, included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets. On May 19, 2016 the Company awarded 585,000 KELTIP Units to two officers of the Company and recorded approximately $0.3 million of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss. At September 30, 2016 the KELTIP Units were marked-to-market and the Company recognized approximately $0.1 million of additional compensation expense in the third quarter 2016. At September 30, 2016 the 585,000 KELTIP Units were outstanding. At December 31, 2015 there were no KELTIP Units outstanding.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at September 30, 2016 and the changes during the nine months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2015	8,777,409	$3.95
Granted during period	6,000,000	$0.75
Dilution adjustment	2,801,541
Expired during period	—
Exercised during period	—
Outstanding at September 30, 2016	17,578,950	$2.17

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

On May 6, 2016 the Company closed on the Offering (discussed above) under which the investors received in a separate private placement an unregistered warrant to purchase three‐quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrants have an exercise price of $0.75 per share, become exercisable six months after the date of issuance and will expire on November 6, 2021, five years from the initial exercise date.

The warrants issued in September 2012 and September 2014 are recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. The May 2, 2016 warrant agreement has no an anti-dilution clause and the warrants are recorded as equity.

Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the September 2014 registered public offering and private placement, the conversion of the Sentient Note, and the recent Offering (discussed above). As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 Warrants has increased from the original 3,431,649 shares to 6,120,573 shares (2,688,924 share increase) and the exercise price has been reduced from the original $8.42 per share to $4.72 per share. The number of shares of common stock issuable upon exercise of the September 2014 Warrants has increased from the original 4,746,000 shares to 5,458,377 shares (712,377 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.87 per share.

At September 30, 2016 the total liability recorded for the 2012 and 2014 warrants was $3.0 million, consisting of $2.7 million for the 2014 warrants and $0.3 million for the 2012 warrants. The warrant liability has been recorded at fair value as of September 30, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).

16.     Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the nine months ended September 30, 2016 the Company recorded revenue of approximately $4.8 million and related costs of approximately $1.5 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

In addition, the Company received an advance lease payment of $0.5 million during 2015 that was applied to the lease amounts due during the first four months of 2016. At December 31, 2015 the advance payment balance was recorded as “Deferred revenue” in the amount of $0.5 million on the accompanying Condensed Consolidated Balance Sheets.

For the nine months ended September 30, 2015 the Company had no plant lease revenue or plant lease costs.

Sale of Metals and Cost of Metals Sold

For the nine months ended September 30, 2016 the Company had no sale of metals or cost of metals sold as a result of the suspension of mining and processing at the Velardeña Properties in November 2015 (see Note 1).

During the nine months ended September 30, 2015 the Company sold marketable lead and zinc concentrates from its Velardeña Properties to a single customer. Under the terms of the Company’s agreement with its concentrates customer, title passed when a provisional payment was made, which occurred generally after the product was shipped and customary sales documents were completed. Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products. At September 30, 2015 the Company had written down its metals and in-process inventories to net realizable value including a charge to the cost of metals sold of approximately $0.1 million.

17.     Interest and Other Income

For the nine months ended September 30, 2016 the Company had only a nominal amount of interest and other income.  For the nine months ended September 30, 2015 the Company reported interest and other income of $2.0 million related primarily to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert were owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

18.     Derivative Loss

During the nine months ended September 30, 2016 the Company recorded approximately $2.8 million of warrant derivative loss related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 15). During the nine months ended September 30, 2015 the Company recorded approximately $1.1 million of warrant derivative income related to a decrease in the fair value of the liability recorded for the warrants.

The warrant liability has been recorded at fair value as of September 30, 2016 and December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13). The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants. Significant inputs to the valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.

During the nine months ended September 30, 2016 the Company recorded approximately $0.8 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan (see Note 11). The derivative liability was recorded at fair value at June 10, 2016, the date of the conversion of the remaining note (see Note 11), based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  Significant inputs to the valuation model included: 1) future variations in the Company’s stock price, and 2) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price.

19.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,974)	$(24,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,317	3,743
Accretion of asset retirement obligation	143	148
Foreign currency gain on loss contingency	—	(106)
Impairment of long lived assets	—	13,181
Asset write off	24	2
Write off of loss contingency, net	(212)	(1,577)
Gain on sale of assets, net	(1,522)	(367)
Amortization of deferred loan costs	57	—
Warrant liability fair market adjustment	2,821	(1,068)
Derivative liability fair market adjustment	778	—
Accretion of loan discount	372	—
Loss on debt extinguishment	1,653	—
Deferred income taxes	(26)	—
Stock compensation	666	372
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts receivable	41	(67)
Decrease in prepaid expenses and other assets	150	461
Decrease in inventories	66	393
Decrease in value added tax recoverable, net	347	733
Increase in accrued interest payable net of amounts capitalized	86	—
(Decrease) in deferred revenue	(500)	—
(Decrease) in reclamation liability	(8)	(9)
(Decrease) increase in accounts payable and accrued liabilities	(389)	240
Decrease in deferred leasehold payments	(13)	(8)
Net cash used in operating activities	$(5,123)	$(8,030)

20.     Commitments and Contingencies

The Company recorded a loss contingency of approximately $0.3 million at December 31, 2015, included in “Accounts payable and other current liabilities” on the Condensed Consolidated Balance Sheets for estimated interest and penalties related to the Argentina tax on equity and a disputed contract with a third party contractor in Mexico (see Note 12). At September 30, 2016 the Company had no loss contingencies.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative			Capital
September 30, 2016	Revenue	to Sales	Amortization	Expense	Pre-Tax loss	Total Assets	Expenditures
Velardeña Properties	$1,729	$549	$249	$509	$(1,563)		$15
Corporate, Exploration & Other	—	—	97	1,706	2,361		—
	$1,729	$549	$346	$2,215	$798		$15

Nine Months Ended
September 30, 2016
Velardeña Properties	$4,768	$1,478	$982	$2,100	$(1,319)	$8,370	$35
Corporate, Exploration & Other	—	—	335	5,803	12,319	6,647	1
	$4,768	$1,478	$1,317	$7,903	$11,000	$15,017	$36

Three Months Ended
September 30, 2015
Velardeña Properties	$1,788	$2,598	$1,047	$393	$14,878		$—
Corporate, Exploration & Other	—	—	162	1,839	1,942		—
	$1,788	$2,598	$1,209	$2,232	$16,820		$—

Nine Months Ended
September 30, 2015
Velardeña Properties	$6,086	$8,385	$3,242	$512	$17,097	$8,981	$28
Corporate, Exploration & Other	—	—	501	7,214	7,004	5,744	16
	$6,086	$8,385	$3,743	$7,726	$24,101	$14,725	$44

22.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

On August 8, 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 8), in a transaction approved by the Company’s Audit Committee and Board of Directors. At September 30, 2016 Sentient holds approximately 47% of the Company’s 88.9 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company does not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017. At September 30, 2016 the company had received $69,000, recorded as “Other operating income”, and had recorded a receivable, including interest, of $627,000 related to the sale in “Related party receivable” in the accompanying Condensed Consolidated Balance Sheets.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the period ended September 30, 2016 the Company charged Minera Indé approximately $49,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Consolidated Statements of Operation and Comprehensive Loss, with $15,000 recorded as an advance deposit and $15,000 as a receivable in “Related party receivable” in the accompanying Condensed Consolidated Balance Sheets.

Legal Services:

Since May, 2009, until her resignation on December 30, 2015, Deborah Friedman devoted approximately half of her time to serve as the Company’s Senior Vice President, General Counsel and Corporate Secretary and approximately half of her time to her legal practice at Davis Graham & Stubbs LLP (“DGS”) where she is a partner.  During 2015 the Company paid a monthly flat fee retainer of approximately $15,000 to DGS for approximately one half of Ms. Friedman’s time spent serving as the Company’s Senior Vice President, General Counsel and Corporate Secretary, which DGS subsequently remitted to Ms. Friedman, and the Company paid her customary hourly rate to DGS for any time spent by Ms. Friedman in excess of that threshold.  Although she was an executive officer of the Company for Section 16(a) reporting purposes under the Securities Exchange Act of 1934, Ms. Friedman was not employed by the Company.  For the nine months ended September 30, 2015 the Company incurred costs of approximately $289,000 for DGS legal services, including the amounts relating to Ms. Friedman described above, recorded in “Administrative expense” in the Company’s Consolidated Statements of Operation and Comprehensive Loss.  The Company has been advised by DGS that these amounts represented a de minimis amount of DGS’s total revenue in 2015.  At September 30, 2015 the Company’s Consolidated Balance Sheets included in “Accounts payable and other accrued liabilities” amounts owed to DGS of approximately $43,000.

The

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the nine months ended September 30, 2016, our principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the nine months ended September 30, 2016 and 2015.

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

Third Quarter 2016 Highlights

Velardeña Oxide Plant Lease Agreement

In July 2015, a wholly-owned subsidiary of Hecla Mining Company leased our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. During the third quarter 2016 Hecla exercised its right to extend the initial 18-month term for six additional months until June 30, 2017, as permitted under the original lease agreement.  As contemplated by the original agreement, the Company and Hecla also reached agreement regarding an expansion of the tailings impoundment, at Hecla’s cost, to accommodate Hecla’s use of tailings capacity in excess of an agreed amount while preserving flexibility for future tailings expansions. The agreed expansion is estimated to cost approximately $1.5 million, and Hecla is in the process of obtaining necessary permits for such expansion. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla may at its option extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018. The original lease agreement had provided for a second 6 month extension until December 31, 2017, rather than the now agreed 18 month extension until December 31, 2018.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the nine months ended September 30, 2016, Hecla processed approximately 102,000 tonnes of material through the oxide plant, resulting in revenues to us of approximately $2.2 million plus fixed fees and net reimbursable costs totaling approximately $2.6 million.  Hecla has reached its intended processing throughput of approximately 400 tonnes per day and at this rate, net cash payments to us, net of reimbursable costs, should total approximately $0.4 million per month, including variable and fixed fees, or nearly $5.0 million annually. The Company expects to receive net cash flow under the lease of approximately $4.5 million in 2016.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to our Celaya exploration property in Mexico. We received an upfront payment of $200,000 and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the first three years of the agreement. Electrum would serve as manager of the joint venture. If we elect not to contribute to additional exploration or development expenditures after the initial earn-in period, Electrum, at its option, would have the right to earn an additional 20% interest in the Celaya project, for a total interest of 80%, by incurring an additional $2.5 million of exploration or development expenditures over a second three year period. Following the second earn-in period we would have the right to maintain our 20% interest or our interest ultimately could be converted into a 10% net profits interest.

The 6,200-hectare silver and gold Celaya project contains a strongly developed alteration system on the main Mexico silver belt trend, located 10 kilometers east of Plata Latina’s Naranjillo silver and gold discovery and 45 kilometers southeast of and on trend with the historic Guanajuato District. We have conducted mapping and sampling activities at Celaya since 2012.  We completed a 2,000 meter, three-hole drilling program in 2015 that identified epithermal gold and silver mineralization beneath a portion of the widespread clay-silica alteration on the claims comprising the project.

Sale of Mining Equipment

On August 8, 2016, we sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, for $687,000. The equipment sold was excess equipment held at our Velardeña Properties that we did not expect to use. The Company received 10% of the sales price at the closing of the sale, with the remainder due in February 2017, or 180 days following the closing, including interest on the unpaid balance at an annual rate of 10%.

Sale of San Diego Exploration Property

On August 2, 2016, we sold our remaining 50% interest in the San Diego property in Mexico to Golden Tag Resources, Ltd (“Golden Tag”), which held the other 50% interest in the property, for approximately $379,000 in cash and 2,500,000 common shares of Golden Tag. Pursuant to the sales agreement, Golden Tag will be required to pay us a 2.0% net smelter return royalty in respect to the San Diego property. We now hold 7,500,000 common shares of Golden Tag, representing approximately 10% of its outstanding common shares.

Santa Maria

At the Santa Maria mine west of Hildalgo de Parral, Chihuahua, we have recently completed an underground drilling program of 2,200 meters in 24 drill holes. Assay results are complete. We are evaluating the results and plan to update our estimate of mineralized material and complete a Preliminary Economic Assessment during the fourth quarter of 2016.

Management believes that the drilling results support our previous mineralized material estimate at Santa Maria and should allow greater confidence in the location of the higher grade ore-shoots.

We have the right to acquire the Santa Maria property under an option agreement. The option agreement requires an additional approximately $1.1 million be paid to acquire 100% of the Santa Maria property. Minimum payments of $0.1 million are due every six months in April and October. In addition, the property owners have the right to 50% of any net profits from mining activities at the property, after reimbursement of all costs incurred by the Company since April 2015, to the extent that such net profit payments exceed the minimum payments until the total due under the option agreement has been paid.

During the first two quarters of 2016 we mined approximately 4,500 tonnes of material as a bulk sample with grades of approximately 235 grams per tonne (gpt) silver and 0.7 gpt gold. This material was substantially lower in grade than material mined in 2015 from the same vein. We processed the bulk sample through a toll milling facility, generating approximately 100 tonnes of concentrates containing approximately 22,000 ounces of silver and 44 ounces of gold.  The concentrates were sold to a third party for approximately $300,000 during the first two quarters of 2016 consisting of approximately 21,000 payable ounces of silver and 40 payable ounces of gold, which offset exploration costs. The average grade of 7,500 tons mined and processed in bulk samples since 2015 is 338 gpt silver and 0.7 gpt gold.

Other Exploration

On April 28, 2016, we entered into an option agreement under which Santa Cruz Silver Mining Ltd. (“Santa Cruz”) may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million.  Santa Cruz paid us $0.2 million on signing the agreement.  In order to maintain its option and acquire the Zacatecas Properties, Santa Cruz is required to pay an additional $0.2 million in October 2016, six months after signing, plus additional amounts of $0.3 million, $0.3 million and $0.5 million due 12, 18 and 24 months after signing respectively. Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due.

In June 2016 we began a 2,000 meter core drilling program at the Rodeo property, approximately 80 kilometers west of the Velardeña Properties in Durango Mexico at a cost of $0.3 million to $0.4 million. The partial results from our first round of drilling, released in September, show a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width.  The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast.  This could provide the possibility of open pit mining if we discover a deposit with sufficient tonnage of an appropriate grade and other characteristics to justify mining. The drill holes reported previously are spaced about 25 meters apart along 100 meters of the crest of the mineralized ridge.  The drill holes are angle holes oriented at 55° to the southwest and cut the vein and breccia system at an angle of approximately 50°.  Previous work has shown the mineralized system to be exposed at surface over about one kilometer of strike length.  We expect to complete the drill program in Q4 2016 and quantify and evaluate the resource.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine months ended September 30, 2016 to the results from operations for the three and nine months ended September 30, 2015.

Three Months Ended September 30, 2016

Revenue from oxide plant lease. In July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $1.7 million for the three months ended September 30, 2016 related to the lease. The oxide plant was not leased during the three months ended September 30, 2015.

Oxide plant lease costs. During the three months ended September 30, 2016 we recorded $0.6 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. The oxide plant was not leased during the three months ended September 30, 2015.

Revenue from the sale of metals.  We recorded no revenue for the three months ended September 30, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015. We recorded $1.8 million in revenue for the three months ended September 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico.

Costs of metals sold.  We recorded no cost of metals sold during the three months ended September 30, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015. For the three months ended September 30, 2015 we recorded $2.6 million of costs of metals sold, including a $0.1 million write down of finished goods inventory to its estimated net realizable value.

Exploration expense. Our exploration expense, including drilling at the Santa Maria and Rodeo properties, property holding costs and allocated administrative expenses, totaled $0.9 million for the three months ended September 30, 2016, as compared to $0.6 million for the three months ended September 30, 2015. Exploration expense for both years was incurred primarily in Mexico. The increase in exploration expenses in 2016 is primarily related to increased amounts incurred for drilling programs in Mexico.

Velardeña project expense.  We recorded no Velardeña project expenses for the three months ended September 30, 2016 or September 30, 2015.  We recorded only a nominal amount for capital expenditures at our Velardeña Properties for the three months ended September 30, 2015 and recorded no amounts in the 2016 period.

Velardeña shutdown and care and maintenance costs.  We recorded $0.5 million for the three months ended September 30, 2016 for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. We recorded $0.4 million related to shut down and care and maintenance at our Velardeña Properties for the three months ended September 30, 2015 in anticipation of the suspension of mining and processing activities in November 2015.

El Quevar project expense. During the three months ended September 30, 2016 we recorded net negative expense of approximately $0.1 million primarily related to a reversal of an accrual for Argentina equity tax recorded during the 2015 period resulting from an audit of certain prior years. During the same period of 2015 we incurred $0.2 million of expenses, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “Exploration Expense”, discussed above.

Administrative expense.    Administrative expenses totaled $0.9 million for the three months ended September 30, 2016 compared to $1.0 million for the three months ended September 30, 2015. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.9 million of administrative expenses we incurred during the third quarter 2016 are comprised of $0.4 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.2 million of insurance, rents, travel expenses, utilities and other office costs. The $1.0 million of administrative expenses we incurred during the third quarter 2015 is comprised of $0.5 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During each of the three months ended September 30, 2016 and 2015 we incurred approximately $0.1 million of stock based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2016 stock based compensation amount includes $0.1 million related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During each of the three months ended September 30, 2016 and 2015 we incurred a nominal amount of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and, in 2015, reclamation activities at the El Quevar project in Argentina.

Other operating income, net. We recorded $1.3 million of other operating income for the three months ended September 30, 2016 compared to a nominal amount for the three months ended September 30, 2015. The net amount for the 2016 period consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization. During the three months ended September 30, 2016 we incurred depreciation, depletion and amortization expense of $0.3 million compared to $1.2 million for the three months ended September 30, 2015. The decrease in depreciation, depletion and amortization in 2016 is primarily the result of the suspension of mining and processing at the Velardeña Properties as noted above.

Interest and other income. We recorded a nominal amount of interest and other income for the three months ended September 30, 2016, including accrued interest related to the sale of equipment to Minera Indé discussed above.  During the three months ended September 30, 2015 we recorded approximately $0.6 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

Warrant derivative (loss) gain. During the three months ended September 30, 2016 we recorded a loss of approximately $0.5 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock. During the three months ended September 30, 2015 we recorded a gain of approximately $0.2 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s common stock. (See Note 13 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the three months ended September 30, 2016 and 2015 we had no derivative gain or loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note, which constitutes an imbedded derivative (see Note 13 of our consolidated financial statements filed as part of this Form 10-Q). The Sentient Note had not yet been issued in the 2015 period and was fully converted and no longer outstanding as of June 10, 2016.

Loss on foreign currency. We recorded a nominal foreign currency loss for the three months ended September 30, 2016 compared to a foreign currency loss of $0.1 million for the three months ended September 30, 2015. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a minimal income tax benefit for the three months ended September 30, 2016 related to mark-to-market held for sale investment gains recorded as other comprehensive income. We recorded no income tax expense or benefit for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016

Revenue from oxide plant lease. In July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $4.8 million for the nine months ended September 30, 2016 related to the lease. The oxide plant was not leased during the nine months ended September 30, 2015.

Oxide plant lease costs. During the nine months ended September 30, 2016 we recorded $1.5 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. The oxide plant was not leased during the nine months ended September 30, 2015.

Revenue from the sale of metals.  We recorded no revenue for the nine months ended September 30, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015. We recorded $6.1 million in revenue for the nine months ended September 30, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico.

Costs of metals sold.  We recorded no cost of metals sold during the nine months ended September 30, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015. For the nine months ended September 30, 2015 we recorded $8.4 million of costs of metals sold including a $0.1 million write down of finished goods inventory to its estimated net realizable value.

Exploration Expense. Our exploration expense, including drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, property holding costs and allocated administrative expenses, totaled $2.9 million for both nine month periods ended September 30, 2016 and 2015. Exploration expense for both years was incurred primarily in Mexico.

Velardeña project expense. We did not record any Velardeña project expense during the nine months ended September 30, 2016 as the result of the suspension of mining and processing at the Velardeña Properties in November 2015. We recorded $0.1 million of Velardeña project expense for the nine months ended September 30, 2015 primarily related to the preparation of an updated estimate of mineralized material for the Velardeña Properties. We did not record any amounts for capital expenditures for the nine months ended September 30, 2016 at our Velardeña Properties. Only a nominal amount of capital expenditures was recorded for the nine months ended September 30, 2015.

Velardeña shutdown and care and maintenance costs.  We recorded $1.6 million for the nine months ended September 30, 2016 for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. We recorded $0.4 million for the nine months ended September 30, 2015 for expenses related to shut down and care and maintenance at our Velardeña Properties in anticipation of the suspension of mining and processing activities in November 2015.

El Quevar project expense. During the nine months ended September 30, 2016 and 2015 we incurred $0.3 million and $1.0 million of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina. The decrease in expense for the 2016 period is primarily related to the reversal of an accrual for Argentina equity tax originally recorded in 2015, resulting from an audit of certain prior years. For both years, costs incurred for work performed outside of the Yaxtché deposit in Argentina are included in “Exploration Expense”, discussed above.

Administrative expense.    Administrative expenses totaled $3.1 million for the nine months ended September 30, 2016 compared to $3.4 million for the nine months ended September 30, 2015. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $3.1 million of administrative expenses we incurred during the nine months ended September 30, 2016 is comprised of $1.1 million of employee compensation and directors’ fees, $1.2 million of professional fees and $0.8 million of insurance, rents, travel expenses, utilities and other office costs. The $3.4 million of administrative expenses we incurred during the nine months ended September 30, 2015 is comprised of $1.6 million of employee compensation and directors’ fees, $0.8 million of professional fees and $1.0 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the nine months ended September 30, 2016 we incurred $0.7 million of expense related to stock based compensation compared to $0.4 million for nine months ended September 30, 2015. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2016 stock based compensation amount includes $0.4 million related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During the nine months ended September 30, 2016 and 2015 we incurred approximately $0.1 million and $0.2 million respectively of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties and, in 2015, reclamation activities at the El Quevar project in Argentina.

Other operating income, net. We recorded $1.6 million of other operating income for the nine months ended September 30, 2016 compared to $0.5 million for the nine months ended September 30, 2015.  The net amount for both years consists primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization. During the nine months ended September 30, 2016 we incurred depreciation, depletion and amortization expense of $1.3 million compared to $3.7 million for the nine months ended September 30, 2015. The decrease in depreciation, depletion and amortization in 2016 is primarily the result of the suspension of operations at the Velardeña Properties as noted above.

Interest and other income. We recorded a nominal amount of interest and other income for the nine months ended September 30, 2016, including accrued interest related to the sale of equipment to Minera Indé discussed above. During the nine months ended September 30, 2015 we recorded approximately $2.0 million of interest and other income primarily related to the reduction of a loss contingency liability related to foreign withholding taxes that the government could assert are owed by the Company, acting as withholding agent, on certain interest payments made to a third party.

Warrant derivative (loss) gain. During the nine months ended September 30, 2016 we recorded a loss of approximately $2.8 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s stock. During the nine months ended September 30, 2015 we recorded a gain of approximately $1.1 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s stock. (See Note 13 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the nine months ended September 30, 2016 we recorded a $0.8 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note which constitutes an imbedded derivative (see Note 13 of our consolidated financial statements filed as part of this Form 10-Q). The $0.8 million loss was recorded prior to the remaining conversion of the Note on June 10, 2016. The Sentient Note was issued in October 2015; for the nine months ended September 30, 2015 we had no derivative gain or loss.

Loss on foreign currency. We recorded foreign currency losses of $0.1 million in each of the nine months ended September 30, 2016 and 2015. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a minimal income tax benefit for the nine months ended September 30, 2016 related to mark-to-market held for sale investment gains recorded as other comprehensive income. We recorded no income tax expense or benefit for the nine months ended September 30, 2015.

Liquidity, Capital Resources and Going Concern

At September 30, 2016 our aggregate cash and cash equivalents totaled $3.4 million, $0.7 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due primarily to $1.6  million in shutdown and care and maintenance costs at the Velardeña Properties, $2.9 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, $0.3 million in care and maintenance and property holding costs at the El Quevar project, $3.1 million in general and administrative expenses, $0.6 million from an increase in working capital primarily related to a decrease in deferred revenue from the lease of the oxide plant, offset in part by $0.9 million of net proceeds from the sale of nonstrategic exploration properties, $3.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs) and $3.6 million of net proceeds received in a registered direct offering of our common stock as discussed below.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of our common stock. On June 10, 2016 Sentient converted the remaining approximately $1.1 million and approximately $34,000 of accrued interest into 4,011,740 shares of our common stock.  At September 30, 2016 we had no outstanding debt. See Note 11 for a full discussion of the Sentient Note.

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

In addition to our $3.4 million cash balance at September 30, 2016, in the remaining quarter of 2016 we expect to receive approximately $1.2 million in net operating margin from the lease of the oxide plant and $0.2 million from the farm out of a non-strategic exploration property that occurred in the second quarter 2016. We also expect to receive another $0.6 million in February 2017 relating to the final payment for the sale of non-strategic mining equipment that occurred in the third quarter 2016. We currently plan to spend approximately $1.8 million in the remaining quarter of 2016, as detailed below, resulting in a projected cash balance at the end of 2016 of approximately $3.0 million.

•	Approximately $0.4 million at the Velardeña Properties for care and maintenance;

•

Approximately $0.5 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to Santa Maria, Rodeo, and other properties;

•	Approximately $0.2 million at the El Quevar project to fund ongoing maintenance activities, property holding costs, and continuing project evaluation costs; and

•	Approximately $0.7 million on general and administrative costs.

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

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 8 to the Condensed Consolidated Balance Sheets in this Quarterly Report on Form 10-Q are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment. There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.

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

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For us, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure and will eliminate the “available for sale” classification of certain financial instruments. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The adoption of this update is not expected to have a material impact on our consolidated financial position or results of operations.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim periods after December 15, 2016, with early adoption permitted. We do not expect the adoption of this update to have a material impact on its consolidated financial position or results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the third quarter 2016, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the quarter ended September 30, 2016, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

10.1 31.1

First Amendment to Master Agreement and Lease Agreement, dated July 1, 2016, between Minera William S.A. de C.V. and Minera Hecla, S.A de C.V.

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

GOLDEN MINERALS COMPANY

Date:	November 3, 2016	By:	/s/ Warren M. Rehn
Warren M. Rehn
Chief Executive Officer

Date:	November 3, 2016	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer