Form 10-K
period 2016-12-31
Golden Minerals Co
filed 2017-02-28
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-13627

GOLDEN MINERALS COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	26-4413382
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Indiana Street, Suite 800
Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(303) 839-5060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $30,003,238, based on the closing price of the registrant’s common stock of $0.65 per share on the NYSE MKT on June 30, 2016. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2016 included all directors and officers and one shareholder that held approximately 47% of its outstanding common stock. The number of shares of common stock outstanding on February 24, 2017 was 89,658,910.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2016

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.  These statements include statements relating to our expectations regarding the oxide plant lease including its duration and revenues, expectations related to our Santa Maria and Rodeo properties in Mexico including planned exploration and other  evaluation work and costs, planned exploration activities and costs related to our other exploration properties, anticipated 2017 income and expenditures, expected need for external financing, costs and expectations related to our El Quevar project, and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;

•Lower revenue than anticipated from the oxide plant lease, which could result from delays or problems at the third party's mine or at the oxide plant, permitting problems at the third party's mine or the oxide plant, delays in constructing additional tailings capacity at the oxide plant, earlier than expected termination of the lease or other causes;

•Continued decreases or insufficient increases in silver and gold prices;

•Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results;

•Unfavorable results from exploration at our exploration properties and whether we will be able to advance our Santa Maria and Rodeo properties or other exploration properties;

•Risks related to the El Quevar project in Argentina, including whether we will be able to fund further exploration ourselves or find a joint venture partner to advance the project, the feasibility and economic viability and unexpected costs of maintaining the project;

•Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or the Company's exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;

•

Whether we will be able to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;

•Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;

•Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;

•Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;

•Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

•	Volatility in the market price of our common stock; and

•The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the Velardeña Properties, any part of the Yaxtché deposit at the El Quevar project or any deposits at our other exploration properties, will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company and we own the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the State of Durango, Mexico (the “Velardeña Properties”), the El Quevar advanced exploration silver property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico. The Velardeña Properties and the El Quevar advanced exploration property are our only material properties. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, development and mine operations. Our principal offices are located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

       None of our properties are currently in production.  We are primarily focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties, including our Velardeña oxide and sulfide plants. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico. We continue to hold our El Quevar advanced exploration property in Argentina on care and maintenance until we can fund further exploration ourselves or find a partner to further advance the project.

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

Prior to suspending mining and processing at the Velardeña Properties in November 2015, we had revenues from the sale of silver, gold, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2016, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. On

September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”) and now own the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described under “—Velardeña Properties”. Since the business combination with ECU, we have focused primarily on the further advancement and improvement of the Velardeña Properties, as well as identifying and establishing other mining opportunities with near term prospects.

Corporate Structure

Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business. Following our September 2, 2011 business combination, ECU became a wholly-owned subsidiary of Golden Minerals, and two of ECU’s wholly-owned Mexican subsidiaries hold the assets and rights associated with the Velardeña Properties. We have a number of other wholly-owned subsidiaries organized throughout the world, including in Mexico, Central America, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

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

In July 2015 we entered into a leasing agreement with Minera Hecla, S.A. de C.V. (“Hecla”), a Mexican corporation and wholly-owned subsidiary of Hecla Mining Company, to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. During the third quarter 2016 Hecla exercised its right to extend the initial 18-month term for six additional months until June 30, 2017, as permitted under the original lease agreement. As contemplated by the original agreement, the Company and Hecla also reached an agreement regarding an expansion of the tailings impoundment, at Hecla's cost, to accommodate Hecla's use of tailings capacity in excess of an agreed amount while preserving flexibility for future tailings expansions. The agreed expansion is estimated to cost approximately $1.5 million, and we have obtained the necessary permits for such expansion. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla has the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2016, Hecla processed approximately 136,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $6.4 million, comprised of approximately $3.0 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $3.4 million. We incurred costs of approximately $2.0 million related to the services we provide under the lease for a net margin of $4.4 million during 2016.  Hecla reached its intended processing throughput of approximately 400 tonnes per day during 2016 and, at this rate, net cash payments to us, net of reimbursable costs, should total approximately $0.4 million per month, including variable and fixed fees, or nearly $5.0 million annually.

El Quevar Project.  We continue to hold our El Quevar property on care and maintenance until we can fund further exploration ourselves or find a partner to fund further exploration.

Exploration Focus.  We are focused on evaluating and searching for mining opportunities in North America (including Mexico) with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña Properties, which may include the Rodeo property located west of the Velardeña Properties in Durango.

During the first two quarters of 2016 we mined approximately 4,500 tonnes of material from the Santa Maria mine as bulk samples with grades of approximately 235 grams per tonne (“gpt”) silver and 0.7 gpt gold. During February 2017, we completed a preliminary economic assessment (“PEA”) on the Santa Maria property. The PEA results reported by the engineering firm of Tetra Tech, Inc (“Tetra Tech”), based on an updated estimate of mineralized material, show a potentially profitable operation based on a 200 tonnes per day mining rate and processing at a local third party mill.  See “—Exploration Properties –Santa Maria” below for additional information regarding the Santa Maria Tetra Tech report.

In June 2016, we began a 2,080 meter core drilling program at the Rodeo property.  The results from the program showed a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width. During January 2017, Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, which presents two mineralized material estimates based on two different operating scenarios. See “—Exploration Properties—Rodeo” below for additional information regarding the Rodeo Tetra Tech report.

During 2017 we plan to focus our exploration efforts primarily on the Santa Maria mine and exploration on certain other properties, including Rodeo. We expect our expenditures for the exploration program in 2017 to be approximately $1.8 million.

Experienced Management Team.  We are led by a team of mining professionals with approximately 60 years of combined experience in exploration, project development, and operations management, primarily in the Americas. Our executive officers have held senior positions at various large mining companies including, among others, Cyprus Amax Minerals Company, INCO Limited, Meridian Gold Company, Barrick Gold Exploration and Noranda Exploration.

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

We own a 300 tonne per day flotation sulfide mill situated near the town of Velardeña, which accounted for 100% of our revenue from saleable metals during 2015. The mill includes lead, zinc and pyrite flotation circuits in which we can process the sulfide material to make lead, zinc and pyrite concentrates. Most of the silver and gold sold in 2015 was contained in the lead concentrate. During 2015 we processed all our mined material through the sulfide plant.

We also own a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine, which we previously used to process oxide and mixed sulfide/oxide material from the Velardeña Properties. In July 2015, we leased the oxide plant to a third party to process its own material through the plant for up to 42 months. The third party began processing material at the plant in December 2015.  We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

Prior to shutdown, we trucked material from the Velardeña mines to the sulfide plant. In January 2012 we completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings for approximately four additional years at the average processing rate of 285 tonnes per day.   At the oxide plant, we completed the first stage of a new tailings pond during May 2013. Additional tailings expansion work at the oxide plant is planned for 2017 to accommodate tailings for the third party lessee, at the cost of the third party lessee.

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

The following map shows the location of the Velardeña Properties (other than the El Mogote Fraccion concession, which is located southeast of the identified properties).

SINALOA
Torreón
Saltillo
Culiacán
DURANGO
Durango
ZACATECAS
Mazatlán
M E X I C O
SAN LUIS POTOSÍ
Velardeña Properties
AGUASCALIENTES
NAYARIT
Aguascalientes
GUANAJUATO
León
Santa Juana
Roca Negra
Terneras
San Juanes
San Mateo
Sulfide Plant
Chicago
Oxide Plant
Velardeña
Highway 40D
Major Veins
Golden Minerals Claims
Kilometers
0
0.5
1
GOLDEN MINERALS COMPANY
VELARDEÑA LOCATION AND FACILITIES
Service Layer Credits: Source: Esri, DigitalGlobe, GeoEye, Earthstar Geographics, CNES/Airbus DS, USDA, USGS, AEX, Getmapping, Aerogrid,

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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 30 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 895 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2016, we made such payments totaling approximately $74,000 and expect to pay approximately $75,000 in 2017.  We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

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

We hold water concessions in wells that provide water for the Velardeña Properties. In Mexico water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2016 we made such payments totaling approximately $25,000 and expect to pay approximately the same amount in 2017. We are required to pay a fine to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. During 2016 we did not incur any over usage or under usage fines.

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

2014 Technical Report

During the first quarter of 2015, the engineering firm of Tetra Tech completed an estimate of mineralized material at the Velardeña Properties, set forth in the following table:

		Silver	Gold
		(Ag)	(Au)
		Grade	Grade	Lead
	Tonnes	(Grams	(Grams	(Pb)
	(in	per	per	Grade	Zinc (Zn)
Mineralized Material	thousands)	tonne)	tonne)%		Grade %
Mineralized Material at December 31, 2014
Velardeña Mine
Oxide and mixed	572	295	4.1	1.34	1.07
Sulfide	1,032	274	3.9	1.11	1.42
Chicago Mine
Oxide and mixed	91	208	3.2	3.77	2.8
Sulfide	98	165	2.8	2.97	3.49
Total Mineralized Material at December 31, 2014	1,793	272	3.8	1.42	1.49

Note: Results may not tie precisely due to rounding.

The Tetra Tech mineralized material estimate assumed a silver price of $25 per troy ounce, a gold price of $1,446 per troy ounce, and a cutoff grade of a net smelter return (“NSR”) of $100 per tonne.

The following table shows the commodity prices and metallurgical recoveries used to determine the cutoff grade.

		Sulfide	Oxide	Mixed
		Metallurgical	Metallurgical	Metallurgical
		Recovery	Recovery	Recovery
Metal	Metal Prices*	%	%	%
Silver	$25 (oz)	89	68	50
Gold	$1,446 (oz)	68	71	29
Lead	$0.96 (lb)	83	—	25
Zinc	$0.91 (lb)	83	—	37

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

The following table shows the reduction in mineralized material reported in the Tetra Tech report that resulted from extraction and processing of mineralized material in 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016.

				Silver
		Gold		(Ag)
		(Au)		Grade	Contained	Lead	Contained		Contained
		Grade	Contained	(Grams	Silver (Ag)	(Pb)	Lead (Pb)	Zinc	Zinc (Zn)
	Tonnes	(Grams	Gold (Au)	per	oz.	Grade	lbs.	(Zn)	lbs.
Mineralized Material	(in thousands)	per tonne)	oz.	tonne)	(in thousands)%		(in thousands)	Grade %	(in thousands)
Mineralized Material at December 31, 2014
Velardeña Mine
Oxide and mixed	572	4.1	74,780	295	5,425	1.34	16,898	1.07	13,493
Sulfide	1,032	3.9	127,741	274	9,101	1.11	25,254	1.42	32.307
Chicago Mine
Oxide and mixed	91	3.2	9,362	208	609	3.77	7,563	2.8	5,617
Sulfide	98	2.8	8,822	165	520	2.97	6,417	3.49	7,540

Total Mineralized Material at December 31, 2014	1,793	3.8	220,406	272	15,655	1.42	56,132	1.49	58,958

2015 Extraction
Velardeña Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	76	2.6	6,371	156	383	0.8	1,343	1.09	1,839
Chicago Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	5	1.9	310	117	19	2	220	2.82	311

Total Tonnes Extracted in 2015	81	2.6	6,681	154	401	0.87	1,564	1.2	2,150

Metal loss adjustments during 2015
Velardeña Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	—	—	(3,063)	—	(290)	—	(522)	—	(547)
Chicago Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	—	—	(140)	—	(8)	—	(107)	—	(74)

Total Tonnes Extracted in 2015	—	—	(3,203)	—	(297)	—	(629)	—	(621)

Mineralized Material at December 31, 2015
Velardeña Mine
Oxide and mixed	572	4.1	74,780	295	5,425	1.34	16,898	1.07	13,493
Sulfide	956	3.9	118,308	274	8,429	1.11	23,389	1.42	29,921
Chicago Mine
Oxide and mixed	91	3.2	9,362	208	609	3.77	7,563	2.8	5,617
Sulfide	93	2.8	8,372	165	493	2.97	6,089	3.49	7,155

Total Mineralized Material at December 31, 2015	1,712	3.8	210,522	272	14,956	1.43	53,940	1.49	56,187

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

Velardeña Properties Activities

In 2016 we incurred approximately $2.0 million in expenses related to shut down costs and maintenance at our Velardeña Properties as a result of the suspension of mining and processing activities in November 2015 and expect to incur approximately $0.4 million in quarterly holding costs for as long as mining and processing activities remain suspended.  We retained a core group of employees, most assigned to operate the oxide plant that is leased to a third party and not affected by the shutdown. The retained employees also include an exploration group and an operations and administrative group to continue to advance our plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

In July 2015 we entered into a leasing agreement with a wholly-owned subsidiary of Hecla Mining Company to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. During the third quarter 2016 Hecla exercised its right to extend the initial 18-month term for six additional months until June 30, 2017, as permitted under the original lease agreement. As contemplated by the original agreement, the Company and Hecla also reached an agreement regarding an expansion of the tailings impoundment, at Hecla's cost, to accommodate Hecla's use of tailings capacity in excess of an agreed amount while preserving flexibility for future tailings expansions. The agreed expansion is estimated to cost approximately $1.5 million, and we have obtained the necessary permits for such expansion. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla has the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2016, Hecla processed approximately 136,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $6.4 million, comprised of approximately $3.0 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $3.4 million. We incurred costs of approximately $2.0 million related to the services we provide under the lease for a net margin of $4.4 million during 2016.  Hecla reached its intended processing throughput of approximately 400 tonnes per day during 2016 and, at this rate, net cash payments to us, net of reimbursable costs, should total approximately $0.4 million per month, including variable and fixed fees, or nearly $5.0 million annually.

Mining and Processing

There were no mining or processing activities, other than the Hecla lease, at our Velardeña Properties in 2016 as a result of the shutdown of the mining and sulfide processing activities in November 2015. During 2015 the processing facilities generated approximately 465,000 payable silver equivalent ounces, including approximately 327,000 ounces of silver and 1,975 ounces of gold, and sold approximately 494,000 silver equivalent ounces.  Silver equivalent ounces include silver and gold but exclude lead and zinc and are calculated at a ratio of 70 silver ounces to 1 gold ounce. Also, during 2015 the processing facilities generated approximately 1.1 million pounds of payable lead and 1.2 million pounds of payable zinc. Full year 2015 cash costs were $22.16 per payable silver ounce net of by-product credits.  “Cash costs per payable silver ounce, net of by-product credits” is a non-GAAP financial measure defined below in “Item 7 —Non-GAAP Financial Measures”.

The following table shows actual silver, gold and silver equivalent payables for 2015 until we suspended mining and sulfide processing in mid-November 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016.

Payable Metal
2015

Silver (oz)	326,651
Gold (oz)	1,976
Silver equivalent (AgEq)(oz)(3)	464,971

Note: Equivalents calculated at 70:1 silver to gold.

The table below sets forth the mining and processing statistics of our Velardeña Properties for 2015 until we suspended mining and sulfide processing in November 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016.

The Year Ended December 31,
2015
Tonnes Milled
(includes stockpiles)
Oxide plant	—
Sulfide plant	80,736
80,736
Combined plant grades
(Grams per tonne)
Silver	160
Gold	2.63
Combined plant recovery (3)
Silver	78.7%
Gold	28.9%

Contained Metals (3)
(includes stockpiles)
Silver ounces	351,228
Gold ounces	2,270
Silver equivalent ounces (70:1)	510,128
Lead - pounds (000)	1,238
Zinc - pounds (000)	1,455

Payable Metals (3)
(includes stockpiles)
Silver ounces	326,651
Gold ounces	1,976
Silver equivalent ounces (70:1)	464,971
Lead - pounds (000)	1,107
Zinc - pounds (000)	1,216

Products sold
Doré - kilograms	—
Precipitate - kilograms	45
Lead concentrates - tonnes	2,087
Zinc concentrates - tonnes	1,430
Pyrite concentrates - tonnes	633
Copper concentrates - tonnes	—

Payable metals in products sold
Silver ounces	346,369
Gold ounces	2,114
Silver equivalent ounces (70:1)	494,349
Lead - pounds (000)	1,165
Zinc - pounds (000)	1,321

Note:   Current payable metals and recoveries include final metal settlements pertaining to sales of previously reported payable metals.

The following table shows the recovery rates for silver, gold, lead and zinc at each of our processing facilities for 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016.

2015
Oxide plant recovery
Silver	—%
Gold	—%
Sulfide plant recovery
Silver	78.7%
Gold	28.9%
Lead	70.2%
Zinc	57.2%

Environmental Matters and Permitting

We hold environmental licenses and environmental impact assessments that allow us to run our mines, plants and tailing facilities at our Velardeña Properties. We are required to update our environmental licenses and environmental impact assessments for expansion of or modification to any of the existing two processing plants. The construction of new infrastructure beyond the current plant facilities also would require additional permitting, which could include environmental impact assessments and land use permits. We are currently finalizing obtaining all permits necessary for expansion of the tailings disposal facility at our oxide plant to accommodate additional capacity required for production by the plant lessee.

Certain Laws Affecting Mining in Mexico

Mexico, officially the United Mexican States, is a federal constitutional republic in North America and bordered by the United States of America, Belize and Guatemala. Mexico is a federal democratic republic with 31 states and one Federal District, which is Mexico City. Each state has its own constitution and its citizens elect a governor, as well as representatives, to their respective state congresses. The President of Mexico is the head of the executive federal government. Executive power is exercised by the President, while legislative power is vested in the two chambers of the Congress of the Union. The three constitutional powers are the Judiciary, the Executive and the Legislature which are independent of each other.

Legislation Affecting Mining

The Mining Law, originally published in 1992 and amended in 1996, 2005, 2006 and 2014, is the primary legislation governing mining activities in Mexico. Other significant legislation applicable to mining in Mexico includes the regulations to the Mining Law, the Federal Law of Waters, the Federal Labour Law, the Federal Law of Fire Arms and Explosives, the General Law on Ecological Balance and Environmental Protection and regulations, the Federal Law of Duties and the Federal Law on Metrology and Standards.

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

Concession holders under the exploration stage may submit themselves to comply with the Mexican Official Norm: NOM-120-SEMARNAT-1997, which provides, among other things, that mining exploration activities to be carried out within certain areas must be conducted in accordance with the environmental standards set forth in NOM-120-SEMARNAT-1997; otherwise, concession holders are required to file a preventive report or an environmental impact study prior to the commencement of the exploration, exploitation and processing of mineral resources. An environmental impact study is required for exploitation and processing of mineral resources activities.

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

Under the 2014 amendments to the federal corporate income tax law, titleholders of mining concessions are required to pay an annual special duty of 7.5% of their mining related profits, determined by deducting from mining related revenues certain specified types of cash expenditures. Payment of the special duty is due at the end of March each year.

Titleholders of mining concessions also are required to pay a 0.5% special mining duty, or royalty, on an annual basis, on revenues obtained from the sale of silver, gold and platinum. Similar to the 7.5% annual special duty, the 0.5% duty is due at the end of March each year.

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

BOLIVIA
Calama
CHILE
EL QUEVAR PROJECT
Salta
Jujuy Province
Salta Province
Salta Province
Catamarca Province
ARGENTINA
PERU
BOLIVIA
BRASIL
PARAGUAY
ARGENTINA
URUGUAY
CHILE
Miles
0 20 40 80
Kilometers
0 40 80 160
70°0'0"W
69°0'0"W
68°0'0"W
67°0'0"W
66°0'0"W
65°0'0"W
64°0'0"W
22°0'0"S
23°0'0"S
24°0'0"S
25°0'0"S
Copyright © 2013 Esri

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

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions.  We can purchase one half of the royalty for $1 million in the first two years of production.  The Yaxtché deposit is located primarily on the Castor concession. We are also required to pay a 3% royalty to the Salta Province based on the mine mouth value of minerals extracted from any of our concessions. To maintain all of the El Quevar concessions, we paid canon payment fees to the Argentine government of approximately $40,000 and $112,000 in 2015 and 2016, respectively. In 2017 we expect to pay approximately $115,000.

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

Tonnes	Average silver
(000s)	grade (grams/tonne)
6,024	147.5

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

Exploration and Advancement of El Quevar

The Yaxtché deposit is the primary target currently identified at the El Quevar project. We believe that the El Quevar deposit may be amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. Our work indicates that the Yaxtché deposit is at least 2 kilometers in strike length and is continuous laterally and to depths of more than 300 meters below surface in the main area. More recent results also support a possible eastward extension of the Yaxtché deposit and recognize an emerging new mineralized trend five kilometers north of the Yaxtché deposit. We continue to hold our El Quevar property on care and maintenance until we can fund further exploration ourselves or find a partner to fund further exploration. We have completed environmental baseline studies, and a further environmental impact assessment process would be required to support the permits necessary for construction and mining. If the El Quevar project proceeds to development and construction, we would be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina.

We spent approximately $1.1 million and $0.5 million at our El Quevar project on holding and maintenance costs in 2015 and 2016, respectively. From the inception of our exploration activities in 2004 through December 31, 2016 we have spent approximately $75.8 million on exploration and related activities at El Quevar. In 2017 we expect to spend approximately $0.5 million at our El Quevar project on maintenance and holding costs.

Exploration Properties

In addition to El Quevar, we currently control a portfolio of approximately 10 exploration properties located primarily in certain traditional precious metals producing regions of Mexico. We do not consider any of our exploration properties to be material, including those noted below.

In 2017 we plan to focus our exploration efforts primarily on the Santa Maria mine located in the Parral District in Chihuahua State and the Rodeo property located west of the Velardeña Properties in Durango.  During 2017 we expect our expenditures for the exploration program to total approximately $1.8 million, with approximately $0.3 million in property holding costs in Mexico and approximately $0.5 million in administrative and general reconnaissance costs in Mexico.

Santa Maria

In August 2014, we entered into an option agreement giving us the right to acquire for $1.2 million the Santa Maria mine, a privately held property comprised of a single mining claim of 18 hectares west of Hildalgo de Parral, Chihuahua State, Mexico. During the first two quarters of 2016 we mined approximately 4,500 tonnes of material as a bulk sample with grades of approximately 235 gpt silver and 0.7 gpt gold. This material was substantially lower in grade than material mined in 2015 from the same vein. We processed the bulk sample through a toll milling facility, generating approximately 100 tonnes of concentrates containing approximately 22,000 ounces of silver and 44 ounces of gold.  The concentrates were sold to a third party for approximately $300,000 during the first two quarters of 2016 consisting of approximately 21,000 payable ounces of silver and 40 payable ounces of gold, which offset exploration costs. The average grade of 7,500 tons mined and processed in bulk samples since 2015 is 338 gpt silver and 0.7 gpt gold.

The option agreement requires an additional approximately $0.9 million to be paid to acquire 100% of the Santa Maria property.  Minimum payments of $0.1 million are due every six months in April and October and the minimum payments for 2017 have already been paid to the property owner.  Until the total due under the option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities at the property, after reimbursement of all costs incurred by the Company since April 2015, to the extent that such net profit payments exceed the minimum payments.

In February 2017 a PEA was completed on our behalf by Tetra Tech based on an updated estimate of mineralized material. The PEA presents a base case assessment of developing Santa Maria’s mineral deposit.  The PEA contemplates a 38-month underground mining operation at a mining rate of 200 tonnes per day using a combination of cut and fill and other mining techniques, and custom milling at a local third-party flotation mill.  Based on the assumptions in the PEA, we believe there may be potential to develop a small mining operation at Santa Maria.

In 2017 we plan to continue work related to optimizing mining plans for the project and obtaining permits for the potential mining operation as considered in the current PEA.  Permit applications have been submitted and are pending comment and acceptance.  We are also developing plans for additional exploration work to potentially expand the deposit.  However, no development decision has been made with respect to the project.

Rodeo

We acquired the Rodeo and Rodeo 2 claims comprising 1,866 hectares 80 kilometers west of the Velardeña Properties in Durango, Mexico where previous exploration by other companies has identified a gold-bearing epithermal system exposed at the surface. In June 2016 we began a 2,080 meter core drilling program at the Rodeo property at a cost of approximately $0.4 million. The results from the program show a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width.  The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length.

During January 2017, Tetra Tech completed an estimate of mineralized material at the Rodeo deposit based on two different operating scenarios.  The first operating scenario reflects a smaller amount of higher grade material and estimated mineralized material of 0.4 million tonnes containing 3.3 gpt gold and 11 gpt silver. We believe this material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, currently set to expire no later than December 31, 2018. This scenario provides a potentially shorter time to processing with lower capital costs since we already own the mill, located within trucking distance of the Rodeo property.  The second operating scenario reflects a larger amount of lower grade material and estimated mineralized material of 3.6 million tonnes containing 0.8 gpt gold and 12 gpt silver.  The second mineralized material estimate envisions a standalone heap leach operation, depending on leachability of the material and development and operating costs.

In 2017 we plan to continue work related to metallurgical studies, economic evaluation and potential resource expansion.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the first three years of the agreement. Electrum would serve as manager of the joint venture. If we elect not to contribute to additional exploration or development expenditures after the initial earn-in period, Electrum, at its option, would have the right to earn an additional 20% interest in the Celaya project, for a total interest of 80%, by incurring an additional $2.5 million of exploration or development expenditures over a second three-year period. Following the second earn-in period we would have the right to maintain our 20% interest or our interest ultimately could be converted into a 10% net profits interest.

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

Electrum Global Holdings’ Mexican subsidiary, Minera Adularia, has conducted extensive geologic mapping and sampling on the Celaya property.  New targets have been identified and exploration drilling to test these targets began in January 2017.

Farm-outs, Royalties and Other Dispositions

Exploration properties that we choose not to advance are evaluated for joint venture, sale of all or a partial interest and royalty potential. We currently have minority ownership interests and/or royalties in or have disposed of the following properties that were once part of our exploration portfolio:

•

Zacatecas. On April 28, 2016, we entered into an option agreement under which Santa Cruz Silver Mining Ltd. (“Santa Cruz”) may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million.  Santa Cruz paid the Company $0.2 million on signing the agreement and an additional $0.2 million in October 2016. In order to maintain its option and acquire the Zacatecas Properties, Santa Cruz is required to pay additional amounts of $0.3 million, $0.3 million and $0.5 million due 12, 18 and 24 months after signing, respectively. Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due.

•

San Luis del Cordero. We commenced a $0.6 million exploration drilling program in the first quarter 2016 at the Santa Rosa vein in the San Luis del Cordero project in Durango State, Mexico.  The 20 hole, 4,600 meter drilling program was completed in June 2016, and we received drill results from that program in July.  Based on our evaluation of those July results, we concluded that further work on this project was not likely to meet our near-term objectives and we terminated the farm-in arrangement for the property in August 2016.

•

San Diego Exploration Property. On August 2, 2016, we sold our remaining 50% interest in the San Diego property in Mexico to Golden Tag Resources, Ltd (“Golden Tag”), which held the other 50% interest in the property, for approximately $379,000 in cash and 2,500,000 common shares of Golden Tag. Pursuant to the sales agreement, Golden Tag will be required to pay us a 2.0% net smelter return royalty in respect to the San Diego property. We now hold 7,500,000 common shares of Golden Tag, representing approximately 10% of its outstanding common shares.

•

Sale of Mining Equipment. On August 8, 2016, we sold certain mining equipment to Minera Indé, an indirect subsidiary of The Sentient Group (Sentient”), a related party, for $687,000. The equipment sold was excess equipment held at our Velardeña Properties that we did not expect to use. We received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% to be due in February 2017. We expect to amend the original equipment sale in February 2017 to include the sale of an additional piece of excess equipment for $185,000.   Upon execution of the amendment we expect to receive an additional payment of $100,000, and the remaining principal and interest balance as of February 2017 of $737,000, plus additional interest on the unpaid balance at an annual rate of 10%, would be due in August 2017.

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

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	62	President and Chief Executive Officer
Robert P. Vogels	59	Senior Vice President and Chief Financial Officer

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger	67	Chairman
Warren M. Rehn	62	President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	63	Managing Director, Headwaters MB
Ian Masterton-Hume (2)	66	Corporate Director and Member, Sentient Business Council
Kevin R. Morano (2),(3)	63	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	72	Retired Certified Public Accountant
Andrew N. Pullar	45	Chief Executive Officer and Director, The Sentient Group
David H. Watkins (1),(2)	72	Director, Commander Resources Ltd. Euro Resources S.A.

Committee Membership

(1)	Audit
(2)	Compensation
(3)	Corporate Governance and Nominating

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 24, 2017, the closing price of silver was $18.27 per troy ounce.

	Silver
Year	High	Low
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017*	$18.27	$15.95

*     Through February 24, 2017.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On February 24, 2017, the closing price of gold was $1,254 per troy ounce.

	Gold
Year	High	Low
2010	$1,420	$1,058
2011	$1,895	$1,319
2012	$1,792	$1,540
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017*	$1,254	$1,146

*     Through February 24, 2017.

Employees

We currently have approximately 160 employees, including six in Golden, approximately 130 in Torreón, Mexico or at the Velardeña Properties (including approximately 70 assigned to the oxide plant which is leased to a third party), three in Argentina in connection with the El Quevar project, and approximately 21 in various foreign exploration offices.

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

Available Information

We make available, free of charge through our website at www.goldenminerals.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report.  Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A:  RISK FACTORS

Investors in Golden Minerals should consider carefully, in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K, the following risk factors:

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through 2017; our potential profitability in the foreseeable future would depend on our ability to identify, acquire and mine properties to generate sufficient revenues to fund our continuing activities.

        We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Properties, our El Quevar project, or another of our exploration properties, which may include the Santa Maria Mine or the Rodeo property, generates sufficient revenue to fund our continuing business activities. Although we have leased the oxide plant at the Velardeña Properties to a subsidiary of Hecla Mining Company, the cash that we expect will be generated from that lease will be insufficient to fund all of our continuing business activities as currently conducted. In addition, the oxide plant lease may terminate sooner or produce less revenue than we anticipate. There is no assurance that we will develop additional sources of revenue.

        In addition, the potential profitability of mining and processing at any of our properties would be based on a number of assumptions. For example, profitability would depend on metal prices, costs of materials and supplies, costs at the mines and processing plants and the amounts and timing of expenditures, including expenditures to maintain our Velardeña Properties, our El Quevar project and to continue exploration at other exploration properties, and potential strategic acquisitions or other transactions, in addition to other factors, many of which are and will be beyond our control. We cannot be certain we will be able to generate sufficient revenue from any source to achieve profitability and eliminate operating cash flow deficits, or to cease to require additional funding.

We may require additional external financing to fund our continuing business activities in the future.

As of December 31, 2016, we had approximately $2.6 million in cash and cash equivalents. With anticipated costs during 2017, including costs related to shut down and care and maintenance costs at the Velardeña Properties, exploration expenditures, property holding costs at the El Quevar project, and general and administrative expenses, offset by anticipated revenue from the lease of the oxide plant and the sale of non-strategic exploration properties, we expect our current cash and cash equivalent balance to be depleted to approximately $1.5 million by the end of 2017. Even with the anticipated revenue from the Velardeña oxide lease and potential sale of non-strategic exploration properties throughout 2017, our cash balance in 2017 might not be sufficient to provide adequate cash reserves in the event of variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Santa Maria and Rodeo, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.

        Other than our ATM Program (discussed in more detail below) for which the amount of funds raised thereby is uncertain, we do not have a credit, off-take or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes may be difficult given our limited history and the continuing volatility in global credit and commodity markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets and metals prices, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all.

Hecla may terminate the oxide plant lease.

In July 2015 we entered into a leasing agreement with a wholly-owned subsidiary of Hecla Mining Company to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. During the third quarter 2016 Hecla exercised its right to extend the initial 18-month lease for six additional months until June 30, 2017 and has the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018.  Hecla is responsible for ongoing operation and maintenance of the oxide plant and during the year ended December 31, 2016, Hecla’s mining and processing activities resulted in a net margin of $4.4 million for the Company.  Although we intend the oxide plant lease to extend through December 2018, the lease may terminate sooner than we anticipate if Hecla experiences mining problems or delays at its nearby mine, if there are disputes between Hecla and us, or for other reasons. Moreover, the lease payment from Hecla is based, in part, on the amount of ore processed at the plant, and we have no control over their production.  There is also no assurance that Hecla will exercise its right to extend the lease for an additional 18 months through December 31, 2018.

The issuance of a significant number of shares of common stock upon the conversion of approximately $5.1 million of the principal and accrued interest under the Sentient Note resulted in Sentient’s ownership increasing from approximately 27% to approximately 46% of the Company’s outstanding common stock which resulted in greater control of the Company.

        On October 27, 2015, the Company borrowed $5.0 million from Sentient, the Company's largest stockholder pursuant to the terms of a Senior Secured Convertible Note (the "Sentient Note") and a related loan agreement, with principal and accrued interest due on October 27, 2016. On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day volume weighted average price ("VWAP") immediately preceding the conversion date (the "February Conversion"). On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15-day VWAP immediately preceding the loan's original issue date (the "June Conversion" and together with the February Conversion, the "Conversions").

        As a result of the Conversions, Sentient's ownership increased from approximately 27% to approximately 46% of the Company's outstanding common stock. With this increased ownership, Sentient could exert significant control over the Company, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving the Company. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities).Sentient’s large share ownership will also make it difficult, if not impossible, for the Company to enter into a change of control transaction that may otherwise be beneficial for the Company’s other shareholders.

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

In mid-November 2015, we shut down the mines and sulfide processing plant at our Velardeña Properties and placed them on care and maintenance.  Commencing mining again is subject to numerous risks and uncertainties, including:

•whether we are able to create mine plans or gold recovery improvements that can achieve sustainable cash positive results at current and future metals prices;

•unexpected events, including difficulties in maintaining the properties on a care and maintenance basis, potential sabotage or damage to the assets related to the suspension of mining, and variations in ore grade and relative amounts, grades and metallurgical characteristics of oxide and sulfide ores;

•continued decreases or insufficient increases in gold and silver prices to permit us to achieve sustainable cash positive results;

•actual holding and care and maintenance costs resulting from the shutdown exceeding current estimates or including unanticipated costs;

•loss of and inability to adequately replace skilled mining and management personnel;

•strikes or other labor problems; and

•our ability to obtain additional funding for general and administrative costs and other working capital needs to fund our continuing business activities as currently conducted and possibly for a potential restart of our Velardeña Properties.

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

Our ability to successfully conduct mining and processing activities in Mexico, Argentina or other countries, to establish reserves and advance our exploration properties, and to become profitable in the future, as well as our long-term viability, depend, in large part, on the market prices of silver, gold, zinc,  copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•global or regional consumption patterns;

•supply of, and demand for, silver, gold, zinc, lead, copper and other metals;

•speculative activities and hedging activities;

•expectations for inflation;

•political and economic conditions; and

•supply of, and demand for, consumables required for extraction and processing of metals.

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

If products are processed from our Velardeña Properties or other mines in the future, they could contain higher than expected contaminants, thereby negatively impacting our financial condition.

In 2015 we processed mined material to make gold and silver bearing lead, zinc and pyrite concentrates. Concentrate treatment charges paid to smelters and refineries include penalties for certain elements, including arsenic and antimony that exceed contract limits. In the future, if we process material from our Velardeña Properties or other mines, any such concentrates could include higher than expected contaminants, which would result in higher treatment expenses and penalty charges that could increase our costs and negatively impact our business, financial condition and results of operations. This could occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing and other unanticipated events.

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

Our Velardeña Properties are located in Mexico, and, as such, are exposed to various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, such as violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, given the uncertainties surrounding the policies of the new US Administration, the political relationship between the United States and Mexico may deteriorate, creating further political risk of doing business in Mexico.

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

Our revenue and external funding are primarily denominated in U.S. dollars. However, mining, processing, maintenance and exploration costs at the Velardeña Properties and most of our exploration properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual inflation rate in Mexico was 3.2% in 2016, 2.1% in 2015 and 4.1% in 2014. At the same time, the peso has been subject to significant fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 19% in 2016, decreased by 17% in 2015 and decreased by 13% in 2014. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•establish mineral reserves through drilling and metallurgical and other testing techniques;

•determine metal content and metallurgical recovery processes to process metal from the ore;

•determine the feasibility of mine development and production; and

•construct, renovate or expand mining and processing facilities.

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

The decisions about future advancement of exploration projects may be based on feasibility studies, which derive estimates of mineral reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metal prices and estimates of average cash operating costs based upon, among other things:

•anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•anticipated recovery rates of silver and other metals from the ore;

•cash operating costs of comparable facilities and equipment; and

•anticipated climatic conditions.

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

We currently conduct exploration activities almost exclusively in countries with developing economies, including Argentina and Mexico. These countries and other emerging markets in which we may conduct business have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

•political instability and violence;

•war and civil disturbance;

•acts of terrorism or other criminal activity;

•expropriation or nationalization;

•changing fiscal, royalty and tax regimes;

•fluctuations in currency exchange rates;

•high rates of inflation;

•uncertain or changing legal requirements respecting the ownership and maintenance of mineral properties, mines and mining activities, and inconsistent or arbitrary application of such legal requirements;

•underdeveloped industrial and economic infrastructure;

•corruption; and

•unenforceability of contractual rights.

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

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times. In 2015 and 2016, our annual canon fees payable to the Argentine government was $40,000 and $112,000 respectively, and we expect to pay approximately $115,000 in 2017.

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

        In connection with our financing in May 2016, we issued five year warrants to acquire 6,000,000 shares of our common stock at $0.75 per share expiring in May 2021. In connection with our financing in September 2014, we issued five year warrants to acquire 4,746,000 shares of our common stock at $1.21 per share expiring in September 2019. In connection with our financing in September 2012, we issued five year warrants to purchase 3,431,649 shares of our common stock at an exercise price of $8.42 per share expiring September 2017. Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company's common stock in separate transactions, including pursuant to our ATM Program, the May 2016 financing, the September 2014 financing and the conversion of the Sentient Note. As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 warrants was increased from the original 3,431,649 shares to 6,150,963 shares (2,719,314 share increase) and the exercise price was reduced from the original $8.42 per share to $4.70 per share. The number of shares of common stock issuable upon exercise of the September 2014 warrants was increased from the original 4,746,000 shares to 5,460,612 shares (714,612 share increase) and the exercise price was reduced from the original $1.21 per share to $0.87 per share. The existence of securities available for exercise and resale is referred to as an "overhang," and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Failure to meet the maintenance criteria of the NYSE MKT may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE MKT, and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholders equity.  The market price of our common stock has been and may continue to be subject to significant fluctuation.  If we are unable to comply with the NYSE MKT continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE MKT.  Alternatively, in order to avoid delisting by the NYSE MKT, we may be required to effect a reverse split of our common stock. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE MKT listing standards.  The delisting of our common stock from the NYSE MKT may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE MKT under the symbol “AUMN” on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the NYSE MKT from January 1, 2015 through December 31, 2016.

			Volume
			Traded
	High	Low	(shares)
2015
First Quarter	$0.67	$0.39	6,947,400
Second Quarter	$0.49	$0.32	4,651,700
Third Quarter	$0.42	$0.23	5,637,700
Fourth Quarter	$0.41	$0.19	6,150,200

			Volume
			Traded
	High	Low	(shares)
2016
First Quarter	$0.68	$0.13	16,384,800
Second Quarter	$0.94	$0.31	45,674,400
Third Quarter	$1.16	$0.66	53,664,500
Fourth Quarter	$0.84	$0.58	27,452,000

Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUMN”. The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSX from January 1, 2015 through December 31, 2016.

			Volume
	High	Low	Traded
	(Cdn$)(1)	(Cdn$)(1)	(shares)
2015
First Quarter	$0.82	$0.44	917,000
Second Quarter	$0.64	$0.36	249,900
Third Quarter	$0.51	$0.31	435,600
Fourth Quarter	$0.47	$0.26	825,800

			Volume
	High	Low	Traded
	(Cdn$)(1)	(Cdn$)(1)	(shares)
2016
First Quarter	$0.93	$0.19	1,543,600
Second Quarter	$1.22	$0.42	5,822,300
Third Quarter	$1.51	$0.88	5,043,100
Fourth Quarter	$1.10	$0.77	2,239,400

(1)	Prices are in Canadian dollars.

As of February 24, 2017, we had 209 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

	The Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$6,400	$8,071	$235	$10,680	$26,086
Net Loss(1)	$(10,659)	$(25,383)	$(18,823)	$(240,380)	$(92,025)
Net Loss per common share	$(0.13)	$(0.48)	$(0.41)	$(5.61)	$(2.45)

	At December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$14,008	$17,001	$41,258	$54,881	$348,102
Long term liabilities	$4,398	$2,840	$4,334	$2,655	$49,524
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

The year ended December 31, 2015 includes a $13.2 million impairment of long-lived assets charge. The impairment charge is related to our Velardeña Properties in Mexico and is the result of the shutdown of mining and sulfide processing at the Velardeña Properties in November 2015, which was an event requiring an assessment of the recoverability of the Velardeña Properties assets. There were no such charges during the year ended December 31, 2016. The year ended December 31, 2013 includes a $244.0 million impairment of long-lived assets charge and an $11.7 million impairment of goodwill charge. Both charges are related to our Velardeña Properties in Mexico and are the result of a significant decrease in metals prices during 2013 and the shutdown of mining and processing at the Velardeña Properties at the end of the second quarter 2013, which were events requiring an assessment of the recoverability of the Velardeña Properties assets. The year ended December 31, 2012 includes a $58.5 million impairment of goodwill charge related to our Velardeña Properties in Mexico and is the result of an approximately 20% decrease in our forecast of future gold and silver prices and certain assumptions related to ore processing throughput rates and other aspects of the long-term mining plan.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2016, our only sources of income were revenues from the lease of our oxide plant, sales of non-core assets, and a tax refund received by a Mexican subsidiary. We incurred net operating losses for the years ended December 31, 2016 and 2015.

We remain focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

2016 Highlights

Velardeña Oxide Plant Lease Agreement

In July 2015, we leased our Velardeña oxide plant to a wholly-owned subsidiary of Hecla Mining Company for an initial term of 18 months beginning July 1, 2015. During the third quarter 2016 Hecla exercised its right to extend the initial 18-month term for six additional months until June 30, 2017, as permitted under the original lease agreement.  As contemplated by the original agreement, the Company and Hecla also reached agreement regarding an expansion of the tailings impoundment, at Hecla’s cost, to accommodate Hecla’s use of tailings capacity in excess of an agreed amount, while preserving flexibility for future tailings expansions. The agreed expansion is estimated to cost approximately $1.5 million, and Hecla has obtained the necessary permits for such expansion. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla has the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2016, Hecla processed approximately 136,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $6.4 million, comprised of approximately $3.0 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $3.4 million. We incurred costs of approximately $2.0 million related to the services we provide under the lease for a net margin of $4.4 million during 2016.  Hecla reached its intended processing throughput of approximately 400 tonnes per day during 2016 and, at this rate, net cash payments to us, net of reimbursable costs, should total approximately $0.4 million per month, including variable and fixed fees, or nearly $5.0 million annually.

Sentient Loan Financing

On October 27, 2015 the Company closed on and borrowed the entire amount available under a $5.0 million secured convertible loan (the “Sentient Loan”) from Sentient. The proceeds from the loan enabled us to fund the suspension of mining and processing activities at the Velardeña Properties and continue our long term business strategy into 2016. At a special meeting of the stockholders held on January 19, 2016 our stockholders approved the issuance of our common stock upon conversion of the Sentient Loan.

In February 2016 Sentient converted $3.9 million of principal and $0.1 million of accrued interest under the Senior Secured Convertible Note (the “Sentient Note”) into 23,355,000 shares of our common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date. In June 2016 Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) into 4,011,740 shares of our common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date. After the conversions, the Sentient Note is no longer outstanding and, following the sale of additional shares of our common stock in 2017 pursuant to the ATM Program (discussed below), Sentient holds approximately 46% of our 89.7 million shares of issued and outstanding common stock.

Offering and Private Placement

On May 6, 2016, we issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. We incurred costs and fees of approximately $0.4 million related to the Offering resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, each investor received an unregistered warrant to purchase three‐quarters of a share of common stock for each share of common stock purchased. The warrants have an exercise price of $0.75 per share and are exercisable beginning six months after the date of issuance and will expire five years from the initial exercise date.

At the Market Offering Program

On December 20, 2016, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum 10 million shares.  The common stock will be distributed at the market prices prevailing at the time of sale. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $103,000 in connection with establishing the ATM Program.  At December 31, 2016 no offers or sales were made under the ATM Program.

Subsequent to December 31, 2016 we sold an aggregate of approximately 640,000 common shares under the ATM Program at an average price of $0.74 per common share for gross proceeds of approximately $475,000 during the year to date period ended February 24, 2017. We paid a 2% cash commission on the gross proceeds in the amount of approximately $10,000 and incurred additional accounting, legal, and regulatory costs of approximately $2,000.

Santa Maria

At the Santa Maria mine west of Hildalgo de Parral, Chihuahua, we have recently completed an underground drilling program of 2,200 meters in 24 drill holes. Assay results are complete. During the first two quarters of 2016 we mined approximately 4,500 tonnes of material as a bulk sample with grades of approximately 235 gpt silver and 0.7 gpt gold. This material was substantially lower in grade than material mined in 2015 from the same vein. We processed the bulk sample through a toll milling facility, generating approximately 100 tonnes of concentrates containing approximately 22,000 ounces of silver and 44 ounces of gold.  The concentrates were sold to a third party for approximately $300,000 during the first two quarters of 2016 consisting of approximately 21,000 payable ounces of silver and 40 payable ounces of gold, which offset exploration costs. The average grade of 7,500 tons mined and processed in bulk samples since 2015 is 338 gpt silver and 0.7 gpt gold.

We have the right to acquire the Santa Maria property under an option agreement.  The option agreement requires an additional approximately $0.9 million to be paid to acquire 100% of the Santa Maria property.  Minimum payments of $0.1 million are due every six months in April and October and the minimum payments for 2017 have already been paid to the property owner. In addition, until the total due under the option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities at the property, after reimbursement of all costs incurred by the Company since April 2015, to the extent that such net profit payments exceed the minimum payments.

In February 2017 a PEA was completed on our behalf by Tetra Tech based on an updated estimate of mineralized material. The PEA presents a base case assessment of developing Santa Maria’s mineral deposit.  The PEA contemplates a 38-month underground mining operation at a mining rate of 200 tonnes per day using a combination of cut and fill and other mining techniques, and custom milling at a local third-party flotation mill.  Based on the assumptions in the PEA, we believe there may be potential to develop a small mining operation at Santa Maria.

In 2017 we plan to continue work related to optimizing mining plans for the project and obtaining permits for the potential mining operation as considered in the current PEA.  Permit applications have been submitted and are pending comment and acceptance.  We are also developing plans for additional exploration work to potentially expand the deposit.  However, no development decision has been made with respect to the project.

Rodeo

In June 2016, we began a 2,080 meter core drilling program at the Rodeo property, approximately 80 kilometers west of the Velardeña Properties in Durango Mexico at a cost of approximately $0.4 million. The results from the program show a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width.  The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length.

During January 2017, the engineering firm of Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to Canadian National Instrument 43-101.  Tetra Tech’s report presents two mineralized material estimates based on two different operating scenarios.  The first operating scenario reflects a smaller amount of higher grade material and estimated mineralized material of 0.4 million tonnes containing 3.3 gpt gold and 11 gpt silver.  We believe this material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, currently set to expire no later than December 31, 2018. This scenario provides a potentially shorter time to processing with lower capital costs since we already own the mill, located within trucking distance of the Rodeo property.  The second operating scenario reflects a larger amount of lower grade material and estimated mineralized material of 3.6 million tonnes containing 0.8 gpt gold and 12 gpt silver.  The second mineralized material estimate envisions a standalone heap leach operation, depending on leachability of the material and development and operating costs.

In 2017 we plan to continue work related to metallurgical studies, economic evaluation and potential resource expansion.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company, related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the first three years of the agreement. Electrum would serve as manager of the joint venture. If we elect not to contribute to additional exploration or development expenditures after the initial earn-in period, Electrum, at its option, would have the right to earn an additional 20% interest in the Celaya project, for a total interest of 80%, by incurring an additional $2.5 million of exploration or development expenditures over a second three-year period. Following the second earn-in period we would have the right to maintain our 20% interest or our interest ultimately could be converted into a 10% net profits interest.

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

Electrum Global Holdings’ Mexican subsidiary, Minera Adularia, has conducted extensive geologic mapping and sampling on the Celaya property.  New targets have been identified and exploration drilling to test these targets began in January 2017.

Sale of San Diego Exploration Property

On August 2, 2016, we sold our remaining 50% interest in the San Diego property in Mexico to Golden Tag Resources, Ltd, which held the other 50% interest in the property, for approximately $379,000 in cash and 2,500,000 common shares of Golden Tag. Pursuant to the sales agreement, Golden Tag will be required to pay us a 2% net smelter return royalty on production from the San Diego property. We now hold 7,500,000 common shares of Golden Tag, representing approximately 10% of its outstanding common shares.

Sale of Mining Equipment to a Related Party

On August 8, 2016, we sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, a related party, for $687,000. The equipment sold was excess equipment held at our Velardeña Properties that we did not expect to use. We used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. We believe the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. We received 10% of the sales price at the closing of the sale in August, with the additional 90%, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

With the approval of a Special Committee of the Company’s Board of Directors, we expect to amend the original equipment sale in February 2017 to include the sale of an additional piece of excess equipment for $185,000.   Upon execution of the amendment we expect to receive an additional payment of $100,000, and the remaining principal and interest balance as of February 2017 of $737,000, plus additional interest on the unpaid balance at an annual rate of 10%, would be due in August 2017.

El Quevar

We continue to hold our El Quevar property on care and maintenance until we can fund further exploration ourselves or find a partner to fund further exploration.

Other Exploration

On April 28, 2016, we entered into an option agreement under which Santa Cruz Silver Mining Ltd. may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico for a series of payments totaling $1.5 million. Santa Cruz paid the Company $0.2 million on signing the agreement and an additional $0.2 million in October 2016. In order to maintain its option and acquire the Zacatecas Properties, Santa Cruz is required to pay additional amounts of $0.3 million, $0.3 million and $0.5 million due 12, 18 and 24 months after signing respectively.  Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due.

We commenced a $0.6 million exploration drilling program in the first quarter 2016 at the Santa Rosa vein in the San Luis del Cordero project in Durango State, Mexico.  The 20 hole, 4,600 meter drilling program was completed in June 2016, and we received drill results from that program in July.  Based on our evaluation of those July results, we concluded that further work on this project was not likely to meet our near-term objectives and we terminated the farm-in arrangement for the property in August 2016.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2016 to the results of operations for the year ended December 31, 2015.

Revenue from oxide plant lease. In July 2015 a third party leased our inactive Velardeña oxide plant. We recorded revenue of $6.4 million and $0.6 million for the years ended December 31, 2016 and 2015 respectively.

Oxide plant lease costs. During the year ended December 31, 2016 we recorded $2.0 million of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease. We recorded $0.2 million for such costs for the year ended December 31, 2015.

Revenue from the sale of metals.  We recorded no revenue for the year ended December 31, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015. We recorded $7.4 million in revenue for the year ended December 31, 2015, all from the sale of lead, zinc and pyrite concentrates from our Velardeña Properties in Mexico.

Costs of metals sold.  We recorded no cost of metals sold during the year ended December 31, 2016 due to the suspension of mining and processing at our Velardeña Properties beginning November 2015. For the year ended December 31, 2015 we recorded $9.9 million of costs of metals sold.

Exploration Expense.  Our exploration expense, including drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, totaled $3.7 million for the year ended December 31, 2016.  For the year ended December 31, 2015 exploration expense totaled $3.6 million, including drilling at the Velardeña Properties.  Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, and allocated corporate administrative expenses.

Velardeña Project Expense.  During the years ended December 31, 2016 and 2015 we incurred nil and approximately $0.1 million of expenses. The 2015 expenses were primarily related to the restart of mining and processing activities in 2015 and the construction of the San Mateo ramp and other mine construction and engineering work.  In addition to amounts expensed, we incurred only a nominal amount of capital expenditures during both 2016 and 2015.

Velardeña shutdown and care and maintenance costs.  We recorded $2.0 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties. We suspended mining and processing activities at the Velardeña Properties in November 2015.

El Quevar Project Expense.  During the years ended December 31, 2016 and 2015 we incurred $0.5 million and $1.0 million of expenses, respectively, primarily related to holding costs at our El Quevar project in Argentina. The decrease in expense for the 2016 period is primarily related to the reversal of an accrual for Argentina equity tax originally recorded in 2015, resulting from an audit of certain prior years.  For both years, additional nominal costs incurred in Argentina and not related to the El Quevar project are included in “—Exploration Expense”, discussed above.

Administrative Expense.  Administrative expenses totaled $3.9 million for the year ended December 31, 2016 compared to $4.2 million for the year ended December 31, 2015. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $3.9 million of administrative expenses we incurred during 2016 is comprised of $1.4 million of employee compensation and directors’ fees, $1.3 million of professional fees and $1.2 million of insurance, travel expenses, rents, utilities and other office costs.  The $4.2 million of administrative expenses we incurred during 2015 is comprised of $2.0 million of employee compensation and directors’ fees, $1.0 million of professional fees and $1.2 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation.  During the year ended December 31, 2016 we incurred expense related to stock based compensation in the amount of $0.6 million compared to $0.5 million for the year ended December 31, 2015. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2016 stock based compensation amount includes $0.3 million related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this Form 10-K for a discussion of KELTIP grants).

Reclamation and accretion expense.  During each of the years ended December 31, 2016 and 2015 we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Impairment of long lived assets and goodwill.  We assess the recoverability of our property, plant and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The continued negative operating margin and the suspension of mining and sulfide processing activities at the Velardeña Properties in early November 2015 were events that required an assessment of the recoverability of the Velardeña Properties asset group at September 30, 2015. We completed an impairment analysis at September 30, 2015 and determined that our mineral and exploration properties at the Velardeña Properties were impaired (see Note 2 of our consolidated financial statements). As a result we recorded a $13.2 million impairment charge related to long-lived assets.  There were no such charges during the year ended December 31, 2016.

Other Operating Income, Net.  We recorded other operating income of $1.8 million for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015. The net amounts for both years consist primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties.

Depreciation, depletion and amortization.  During the year ended December 31, 2016 we incurred depreciation, depletion and amortization expense of $1.5 million compared to $4.5 million for the year ended December 31, 2015. The decrease in depreciation, depletion and amortization in 2016 is primarily the result of the suspension of mining and processing activities at our Velardeña Properties during November 2015.

Interest expense.  During the years ended December 31, 2016 and 2015 we recorded approximately $0.5 million and $0.1 million, respectively, of interest expense related to the Sentient Loan.  The remaining Sentient Loan was fully converted in June 2016 and at December 31, 2016 we had no outstanding debt.

Interest and Other Income.  During the year ended December 31, 2016 we recorded approximately $0.4 million of interest and other income which included a refund of previously paid social security taxes in Mexico of approximately $0.4 million.  During the year ended December 31, 2015 we recorded approximately $3.1 million of interest and other income which included a $2.1 million reduction of a loss contingency liability related to foreign withholding taxes that the government could have asserted were owed by the Company, acting as withholding agent, on certain interest payments made to a third party. Interest and other income for 2015 also includes a refund of previously paid social security taxes in Mexico of approximately $0.8 million.

Warrant Income (Loss).  For the year ended December 31, 2016 we recorded approximately $1.7 million of loss related to an increase in the fair value of the liability for warrants to acquire the Company’s stock.  For the year ended December 31, 2015 we recorded approximately $1.3 million of income related to a decrease in the fair value of the liability recorded for the warrants.  The warrant liability was recorded at fair value as of December 31, 2016 and 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation method is discussed in detail in Note 13 of our consolidated financial statements.

Derivative Income (Loss).  The beneficial conversion feature of the Sentient Note represented an embedded derivative as defined by ASC 815. ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Consolidated Balance Sheets.  The Company used a third party consultant to value the embedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy. The valuation method is discussed in detail in Note 13 of our consolidated financial statements. The derivative was recorded at fair value with subsequent mark-to-market changes in the value of the derivative recorded as income or loss in the Consolidated Statements of Operations. For the year ended December 31, 2016 we recorded a $0.8 million loss related to the fair value adjustment to the embedded derivative. For the year ended December 31, 2015 we recorded a $0.6 million gain related to the fair value adjustment.

Gain (Loss) on Foreign Currency.  We recorded a $0.1 million foreign currency loss in each of the years ended December 31, 2016 and 2015. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded no income tax expense or benefit for the years ended December 31, 2016 and 2015.

Liquidity and Capital Resources

At December 31, 2016 our aggregate cash and cash equivalents totaled $2.6 million, $1.5 million lower than the $4.1 million in similar assets held at December 31, 2015. The reduction is due in part from the following expenditures totaling $11.0 million:

•	$3.7 million in exploration expenditures, including costs related to drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties;

•	$2.0 million in shutdown and care and maintenance costs at the Velardeña Properties;

•	$0.5 million in care and maintenance and property holding costs at the El Quevar project;

•	$3.9 million in general and administrative expenses; and

•	$0.9 million from an increase in working capital primarily related to a decrease in deferred revenue from the lease of the oxide plant.

The foregoing expenditures were offset by cash inflows of $9.5 million from the following:

•	$4.4 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$3.6 million of net proceeds received in a registered direct offering of the Company’s common stock (discussed in more detail below);

•	$1.1 million of net proceeds from the sale of nonstrategic exploration properties and mining equipment; and

•	$0.4 million from a refund of previously paid social security taxes in Mexico.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 23,355,000 shares of our common stock. See Note 10 in the accompanying Consolidated Financial Statements for a full discussion of the Sentient Note. On June 10, 2016 Sentient converted the remaining approximately $1.1 million and approximately $34,000 of accrued interest under the Sentient Note into 4,011,740 shares of our common stock.  At December 31, 2016 we had no outstanding debt.

On May 6, 2016, we issued 8.0 million registered shares of our common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. We incurred costs and fees of approximately $0.4 million related to the Offering resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, each investor received an unregistered warrant to purchase three‐quarters of a share of common stock for each share of common stock purchased. The warrants have an exercise price of $0.75 per share and are exercisable beginning six months after the date of issuance and will expire five years from the initial exercise date.

On December 20, 2016, we entered into an at-the-market offering agreement with H. C. Wainwright & Co., LLC,  under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million.  The common stock will be distributed at the market prices prevailing at the time of sale. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  We reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $103,000 in connection with establishing the ATM Program.  At December 31, 2016 no offers or sales were made under the ATM Program.

Subsequent to December 31, 2016 we sold an aggregate of approximately 640,000 common shares under the ATM Program at an average price of $0.74 per common share for gross proceeds of approximately $475,000 during the year to date period ended February 24, 2017. We paid a 2% cash commission on the gross proceeds in the amount of approximately $10,000 and incurred additional accounting, legal, and regulatory costs of approximately $2,000.

In addition to our $2.6 million cash balance at December 31, 2016, during 2017 we expect to receive approximately $4.8 million in net operating margin from the lease of the oxide plant, $0.8 million from the final payment for the August 2016 sale of excess mining equipment and $0.6 million from the farm out of a non-strategic exploration property that occurred in 2016.  In addition, subsequent to December 31, 2016 we received $0.5 million in net proceeds from the sale of our common stock under the ATM Program.  If no additional sales of common stock under the ATM Program occur, we project we would end 2017 with a cash balance of $1.5 million based on the following forecasted expenditures during 2017.

•

Approximately $1.8 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to Santa Maria, Rodeo, and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•	Approximately $3.5 million on general and administrative costs; and

•	Approximately $0.5 million on other working capital, primarily related to a decrease in accounts payable during the year.

The actual amount that we spend during 2017 and the projected yearend cash balance may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Santa Maria and Rodeo.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.

In our consolidated financial statements for the year ended December 31, 2015, we reported that material uncertainties, including repayment of the Sentient Loan, may have cast significant doubt on our ability to continue as a going concern.  During 2016, the Sentient Loan was fully converted to our common stock and additional cash proceeds were raised through the sale of nonstrategic exploration properties and mining equipment and from an offering of our common stock.  We believe the foregoing transactions and the continuing cash flow from the lease of the oxide plant and prior asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the year ended December 31, 2016.

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
Year Ended December 31, 2015
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

(1) Cash costs, net of by-product credits, per payable ounce of silver is a non-GAAP financial measure defined below.

We provide cash costs, after by-product credits to provide additional information regarding the performance of the Velardeña Properties, and believe the use of this measure provides investors with useful information about the underlying costs of our mining activities. Cash costs, after by-product credits, is an important statistic that the Company uses to measure the Velardeña Properties’ performance. It also allows us to benchmark the performance of the Velardeña Properties against those operations of our competitors. The statistic is also useful in identifying acquisition and investment opportunities since it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and mining and processing characteristics. No cash costs, after by-product credits were reported for the year ended December 31, 2016 as the result of the shutdown of mining and processing at our Velardeña Properties in November 2015

Cost of sales is the most comparable financial measure, calculated in accordance with GAAP, to cash costs. As compared to cash costs, cost of sales includes adjustments for changes in inventory and excludes net revenue from by-products and third-party related treatment, refining and transportation costs, which are reported as part of revenue in accordance with GAAP.

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

Long Lived Assets

Long lived assets are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016:

					More
		Less Than	1 - 3	3 - 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands of $)
Operating leases(1)	1,149	285	589	275	—
El Quevar and Velardeña concession and rights payments (2)	1,125	225	450	450	—	(3)

(1)

The operating lease obligations are related to our corporate headquarters office in Golden, Colorado, which expires November 30, 2019, as well as another office lease associated with our Velardeña Properties.

(2)

We expect to make annual maintenance payments of approximately $75,000 to the Mexico federal government to maintain the Velardeña Properties concessions and $25,000 to maintain related surface rights under a contract with the local community ejido.  In 2017 and subsequent years, we expect to pay approximately $115,000 per year to the Argentina federal government.

(3)

We cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2016. If we have mining and processing activities at the Velardeña Properties beyond five years, we expect that we would make annual maintenance payments of approximately $75,000 per year for the life of the Velardeña mine. If we continue to construct a mine at the El Quevar project, we expect that we would make annual maintenance payments of approximately $115,000 per year for the life of the El Quevar mine.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2016, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

ITEM 16: PREPARATION OF STATEMENT OR REPORT

Not applicable

EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement between Golden Minerals Company and Wells Fargo Securities, LLC dated as of September 13, 2012.(1)

1.2	Underwriting Agreement between Golden Minerals Company and Roth Capital Partners, LLC, dated as of September 5, 2014.(11)

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(3)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (17)
3.4	Bylaws of Golden Minerals Company.(2)

4.1	Specimen of Common Stock Certificate.(4)

4.2

Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 19, 2012, as amended by Amendment No. 1 dated as of March 7, 2014, as further amended by Amendment No. 2 dated as of May 2, 2016.(1) (16)

4.3	Warrant by and between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

4.4	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 10, 2014 (Public Offering). (11)

4.5

Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A. dated as of September 10, 2014 (Sentient Private Placement), as amended by Amendment No. 1 dated as of May 2, 2016. (12) (16)

10.1	Form of Indemnification Agreement.(2)

10.2	Form of Change of Control Agreement.(2)

10.3	Amendment No. 1 to Change of Control Agreement.(5)

Exhibit Number	Description

10.4	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan.(6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)

10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)

10.7	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan.(8)

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

10.13

Master Agreement and Lease Agreement, dated as of July 1, 2015, by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., as amended by the First Amendment to Master Agreement and Lease Agreement, dated as of July 1, 2016. (13) (21)

10.14

Contract of Mining Exploration and Exploitation, dated as of November 13, 2015, by and between Minera William S.A. de C.V. and Minera Fumarola, S.A. de C.V, a wholly owned subsidiary of Prospero Silver Corp. (14)

10.15	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016.(15)

10.16	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A., dated as of May 6, 2016. (16)

10.17	Form of Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of May 2, 2016. (16)

Exhibit Number	Description
10.18	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (18)

10.19	Assignment of Rights Agreement between Minera William, S.A. de C.V. and Golden Tag de Mexico, S.A. de C.V. dated as of August 2, 2016. (19)

10.20	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (20)

10.21	At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC. (22)

21.1	Subsidiaries of the Company.*

23.1	Consent of EKS&H LLLP.*

23.2	Consent of Tetra Tech.*

23.3	Consent of RungePincockMinarco.*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)	Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2014.

(13)	Incorporated by reference to our Current Report on Form 8-K filed July 20, 2015.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 18, 2015.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2016.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on August 5, 2016.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2016.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2017	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	February 28, 2017
Warren M. Rehn	(Principal Executive Officer)

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer	February 28, 2017
Robert P. Vogels	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	February 28, 2017
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	February 28, 2017
W. Durand Eppler

/s/ IAN MASTERTON-HUME	Director	February 28, 2017
Ian Masterton-Hume

/s/ KEVIN R. MORANO	Director	February 28, 2017
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 28, 2017
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 28, 2017
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 28, 2017
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Minerals Company

Golden, Colorado

We have audited the accompanying consolidated balance sheets of Golden Minerals Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Minerals Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

February 28, 2017
Denver, Colorado

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$2,588	$4,077
Short-term investments (Note 4)	334	72
Trade receivables	380	546
Inventories (Note 6)	245	330
Value added tax receivable, net (Note 7)	5	400
Related party receivable (Note 23)	643	—
Prepaid expenses and other assets (Note 5)	578	451
Total current assets	4,773	5,876
Property, plant and equipment, net (Note 8)	9,235	11,125
Total assets	$14,008	$17,001

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,224	$1,144
Convertible note payable - related party, net (Note 10)	—	3,702
Derivative liability - related party (Note 10)	—	488
Deferred revenue (Note 16)	—	500
Other current liabilities (Note 12)	24	556
Total current liabilities	1,248	6,390
Asset retirement and reclamation liabilities (Note 11)	2,434	2,546
Warrant liability - related party (Note 13)	976	117
Warrant liability (Note 13)	922	93
Other long term liabilities (Note 12)	66	84
Total liabilities	5,646	9,230

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 and 100,000,000 shares authorized; 89,020,041 and 53,335,333 shares issued and outstanding, respectively	889	534
Additional paid in capital	495,455	484,742
Accumulated deficit	(488,037)	(477,378)
Accumulated other comprehensive income (loss)	55	(127)
Shareholders' equity	8,362	7,771
Total liabilities and equity	$14,008	$17,001

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

	The Year Ended December 31,
	2016	2015
	(in thousands except per share data)
Revenue:
Oxide plant lease (Note 16)	$6,400	$653
Sale of metals (Note 16)	—	7,418
Total revenue	6,400	8,071
Costs and expenses:
Oxide plant lease costs (Note 16)	(2,046)	(199)
Cost of metals sold (exclusive of depreciation shown below) (Note 17)	—	(9,866)
Exploration expense	(3,718)	(3,634)
El Quevar project expense	(508)	(1,042)
Velardeña project expense	—	(119)
Velardeña shutdown and care and maintenance costs	(2,016)	(1,228)
Administrative expense	(3,890)	(4,242)
Stock based compensation	(593)	(453)
Reclamation expense	(192)	(256)
Impairment of long lived assets	—	(13,181)
Other operating income, net (Note 8)	1,790	471
Depreciation, depletion and amortization	(1,548)	(4,480)
Total costs and expenses	(12,721)	(38,229)
Loss from operations	(6,321)	(30,158)
Other income and (expense):
Interest expense (Note 10)	(515)	(126)
Interest and other income (Note 17)	390	3,083
Warrant derivative (loss) gain (Note 18)	(1,688)	1,344
Derivative (loss) gain (Note 18)	(778)	553
Loss on debt extinguishment (Note 10)	(1,653)	—
Loss on foreign currency	(94)	(79)
Total other (expense) income	(4,338)	4,775
Loss from operations before income taxes	(10,659)	(25,383)
Income tax benefit	—	—
Net loss	$(10,659)	$(25,383)
Comprehensive loss, net of tax:
Unrealized gain (loss) on securities	182	(127)
Comprehensive loss	$(10,477)	$(25,510)
Net loss per common share — basic
Loss	$(0.13)	$(0.48)
Weighted average Common Stock outstanding - basic (1)	81,651,896	52,972,352

(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2014	53,162,833	$532	$484,197	$(451,995)	$—	$32,734
Stock compensation accrued	—	—	453	—	—	453
KELTIP mark-to-market	—	—	40	—	—	40
KELTIP shares issued	172,500	2	52	—	—	54
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(127)	(127)
Net loss	—	—	—	(25,383)	—	(25,383)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued and shares issued for vested stock awards	317,968	2	250	—	—	252
Shares issued on conversion of Sentient Note (Note 10)	27,366,740	273	6,944	—	—	7,217
Registered offering common stock, net and warrants (Note 15)	8,000,000	80	3,519	—	—	3,599
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	182	182
Net loss	—	—	—	(10,659)	—	(10,659)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(6,205)	$(9,935)
Cash flows from investing activities:
Proceeds from sale of assets	1,167	789
Capitalized costs and acquisitions of property, plant and equipment	(50)	(44)
Net cash from investing activities	$1,117	$745
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,599	—
Proceeds from the issuance of convertible note	—	5,000
Convertible note costs	—	(312)
Net cash from financing activities	$3,599	$4,688
Net decrease in cash and cash equivalents	(1,489)	(4,502)
Cash and cash equivalents, beginning of period	4,077	8,579
Cash and cash equivalents, end of period	$2,588	$4,077

Supplemental information:
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$—
Non-cash transactions	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.Nature of Operations

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $1.2 million in related shutdown costs for employee severance, net working capital obligations, and other shutdown expenditures to place the property on care and maintenance in the fourth quarter 2015 and $2.0 million in shutdown and care and maintenance costs for the year ended December 31, 2016 and expects to incur approximately $0.4 million in quarterly holding costs while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material for the third party in mid-December 2015, and the Company received net cash flow under the lease of approximately $4.4 million in 2016.  The third party has the right to extend the lease through December 31, 2018.  The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico.  The Company also continues to hold its El Quevar advanced exploration property in Argentina on care and maintenance until it can fund further exploration or find a partner to further fund exploration.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

2.Impairment of Long Lived Assets

Velardeña Properties Asset Groups – 2015 Impairment

The Velardeña Properties consists of two separate asset groups, one involving the oxide plant, which has been leased to a third party, and the other involving the mineral and exploration properties, sulfide plant, and mining and other equipment and working capital related to the mining and processing activities at the Velardeña Properties (the ”Mineral Properties Asset Group”). Per the guidance of ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the recoverability of its long-lived assets, including property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Mining and processing activities generated negative operating margin through September 30, 2015.  Ongoing efforts during 2015 to improve the grade of mined material delivered to the sulfide plant for processing by limiting dilution in the stopes did not improve grades to a level sufficient to generate positive operating margins at 2015 metals prices.  As a result, the Company suspended mining and processing activities at the Velardeña mine and sulfide plant during November 2015 (see Note 1).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

The market approach used in the determination of fair value falls within Level 3 of the fair value hierarchy per ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (see Note 13) and relied upon a review of comparable sales of similar properties in the region and considered the location of the Company's properties to other active mining operations in close proximity to the Company's properties.

The Company evaluated its remaining long lived assets at December 31, 2016 and determined that no further impairment was required.

3.Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

a.Basis of consolidation

All of the Company’s consolidated subsidiaries are 100% owned and as such the Company does not have a noncontrolling interest in any of its subsidiaries.  All intercompany transactions and balances have been eliminated at consolidation.

b.Translation of foreign currencies

Substantially all expenditures and sales are made in U.S. dollars. Accordingly, the Company and its subsidiaries use the U.S. dollar as their functional and reporting currency.

c.Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.Inventories

Metals inventory at the Velardeña Properties consisted of marketable products including concentrates and precipitates.  Metals inventory was carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on spot and futures metals prices through estimated sale and settlement dates, less the estimated costs to complete processing and bring the product to sale. Costs included in metals inventory included direct and indirect costs of mining and processing, including depreciation. The Company had no metals inventories at December 31, 2016 and 2015 respectively as the result of the suspension of operations at its Velardeña Properties during November 2015 (see Note 1).

Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company routinely counts and evaluates its material and supplies to determine the existence of any obsolete stock that is subject to impairment (see Note 2).

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

On a quarterly basis the Company evaluates its exploration properties to determine if they meet the Company’s minimum requirements for continued evaluation.  The rights to the properties that do not meet the minimum requirements are relinquished and the carrying values, if any, are written off and reflected in “Other operating income, net” on the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Costs of exploration subsequent to the application of fresh start accounting have been and will continue to be expensed.

f.Property, plant and equipment and long lived asset impairment

Buildings are depreciated using the straight–line method over the estimated useful lives of 30 to 40 years or the life of the mine whichever is shorter.  Mining equipment and machinery, excluding the plant, are depreciated using the straight-line method over useful lives of three to eight years or the lease period, whichever is shorter.  Mineral properties and the plant are depreciated using units of production based on estimated mineralized material.  Other furniture and equipment are depreciated using the straight-line method over estimated useful lives of three to five years.  Depreciation on plant and equipment used in the construction of an asset is capitalized to the constructed asset.

As discussed above, the Company does not have any properties with proven or probable reserves including the Velardeña Properties.

Property, plant and equipment are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its property, plant and equipment, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset (see Notes 2 and 8).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

g.Asset Retirement Obligations

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

h.Revenue Recognition

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

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from Oxide plant lease" in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed labor, utility and other costs are reported as "Oxide plant lease costs" in the Consolidated Statement of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease (see Note 16).

iStock compensation

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

j.Net income (loss) per Share of Common Stock

Basic income (loss) per share is computed by dividing net income (loss) available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.

At December 31, 2016 and 2015, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

k.Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments.  Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.  For the years ended December 31, 2016 and 2015 Comprehensive loss included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Loss.

l.Income Taxes

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

m.Recently Adopted Standards

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

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

2014‑15”).  ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in 2016. The adoption of ASU 2014‑15 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2014 the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under ASU 2014-08, only disposals representing a strategic shift in operations will be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 became effective for the Company January 1, 2015. The adoption of ASU 2014‑08 did not have a material impact on the Company’s consolidated financial position or results of operations.

n.Recently Issued Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company does not anticipate early adoption of ASU 2016-09. The Company does not expect the adoption of ASU 2016-09 to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For the Company, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. As the Company’s current accounting practices per the guidance of ASC 605 are comparable to the requirements of ASU 2016-08, the Company does not expect the adoption of this update to result in a material impact on its consolidated financial position or results of operations or the requirement for retrospective reporting.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company does not anticipate early adoption. The Company does not expect the adoption of ASU 2016-02 to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015‑11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. ASU 2015‑11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not plan early adoption of ASU 2015-11 and does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial position or results of operations as the adoption will not materially change its current accounting methods.

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

4.Cash and Cash Equivalents and Short-Term Investments

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following tables summarize the Company's short-term investments at December 31, 2016 and 2015:

		Estimated	Carrying
December 31, 2016	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$275	$334	$334
Total available for sale	275	334	334
Total short term	$275	$334	$334
December 31, 2015
Investments:
Short-term:
Available for sale common stock	$199	$72	$72
Total available for sale	199	72	72
Total short term	$199	$72	$72

Credit Risk

The Company invests substantially all of its excess cash with high credit-quality financial institutions or in U.S. government or debt securities.  Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. For cash and equivalents and investments, credit risk represents the carrying amount on the balance sheet. The Company mitigates credit risk for cash and equivalents and investments by placing its funds and investments with high credit-quality financial institutions, limiting the amount of exposure to each of the financial institutions, monitoring the financial condition of the financial institutions and investing only in government and corporate securities rated “investment grade” or better.  The Company invests with financial institutions that maintain a net worth of not less than $1 billion and are members in good standing of the Securities Investor Protection Corporation.

5.Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
Prepaid insurance	$296	$302
Prepaid contractor fees and vendor advances	—	12
Deferred offering costs	153	—
Recoupable deposits and other	129	137
	$578	$451

The deferred offering costs are related to the ATM Program discussed in detail in Note 15.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

6.Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,
	2016	2015
	(in thousands)
Material and supplies	$245	$330
	$245	$330

The Company had no metals or in process inventories at December 31, 2016 and 2015 as the result of the suspension of mining and processing at the Velardeña Properties (see Note 1). The material and supplies inventory at December 31, 2016 and 2015 is reduced by a $0.3 million obsolescence charge reflected in shutdown costs.

7.Value added tax receivable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At December 31, 2016 the Company had recorded only a nominal VAT receivable which it expects to recover within a one-year period. The VAT receivable at December 31, 2015 was fully recovered during 2016.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,
	2016	2015
	(in thousands)
Mineral properties	$9,352	$9,630
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,386	4,377
Mining equipment and machinery	16,351	16,998
Other furniture and equipment	952	841
Asset retirement cost	992	1,285
	34,751	35,849
Less: Accumulated depreciation and amortization	(25,516)	(24,724)
	$9,235	$11,125

On August 8, 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 23). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company does not expect to use. The equipment

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

had a net book value of $27,000 resulting in a gain of $660,000. The gain is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017. At December 31, 2016 the Company had recorded a receivable of $643,000 related to the sale, including accrued interest.  The receivable amount is included in “Related party receivable” in the accompanying Consolidated Balance Sheets. The Company expects to amend the original equipment sale in February 2017 to include the sale of an additional piece of excess equipment for $185,000.  Upon execution of the amendment the Company expects to receive an additional payment of $100,000, and the remaining principal and interest balance as of February 2017 of $737,000, plus additional interest on the unpaid balance at an annual rate of 10%, would be due in August 2017.

On August 2, 2016, the Company entered into a definitive agreement to sell its remaining 50% interest in the San Diego exploration property in Mexico to Golden Tag Resources ltd (“Golden Tag”), the company that held the other 50% interest in the property. As a result of the sale, the Company received approximately $379,000 in cash and 2,500,000 common shares of Golden Tag.  Pursuant to the agreement, Golden Tag will be required to pay the Company a 2.0% net smelter return royalty in respect to the San Diego property. The Company had previously written down the value of the San Diego property to approximately zero and accordingly recognized a gain of approximately $0.5 million on the sale. The gain is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Following this transaction, the Company now holds 7,500,000 common shares representing approximately 10% of the outstanding common shares of Golden Tag (see Note 4).

In the third quarter 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $0.2 million and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million in the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program. The Company has previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $0.2 million from the farm-out of the property in the third quarter 2016. The gain is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

On April 28, 2016, the Company entered into an option agreement under which Santa Cruz Silver Mining Ltd. (“Santa Cruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million. Santa Cruz paid the Company $0.2 million on signing the agreement and an additional $0.2 million in October 2016. In order to maintain its option and acquire the Zacatecas Properties, Santa Cruz is required to pay additional amounts of $0.3 million, $0.3 million and $0.5 million due 12, 18 and 24 months after signing respectively. Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due. The Company has previously expensed all of its costs associated with the Zacatecas Properties and accordingly recognized a gain of $0.4 million on the first two payments received which is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2015 the Company received $0.3 million related to an option agreement on its Otuzco property in Peru. In addition, the Company sold certain non-strategic mining concessions and equipment for net proceeds of approximately $0.5 million and recorded a $0.2 million gain on the transactions. The net gains for the above transactions are reflected in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The ARC is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the ARO (see Note 11) and to the impairment of the ARC, as discussed below.

At September 30, 2015 the Company determined that the recoverability of certain mineral property and exploration property costs related to the Velardeña Properties Mineral Properties Asset Group was impaired. The Company reduced the carrying value of the Velardeña Properties mineral and exploration properties by $12.8 million and the ARC by $0.4 million and recorded a $13.2 million impairment charge on the accompanying Consolidated Statements of Operations and Comprehensive Loss (see Note 2). The table below sets forth the detail of the impairment charges recorded to the Velardeña Properties property, plant and equipment:

		Impairment
	Gross Value	Charge	Gross Value
	Prior to	Minerals	After
	Impairment at	Properties	Impairment at
	Sept. 30, 2015	Asset Group	Sept. 30, 2015
	(in thousands)
Mineral properties	$21,936	$12,306	$9,630
Exploration properties	3,001	458	2,543
Royalty properties	200	—	200
Buildings	4,377	—	4,377
Mining equipment and machinery	17,181	—	17,181
Other furniture and equipment	841	—	841
Asset retirement cost	1,702	417	1,285
	$49,238	$13,181	$36,057

The carrying value after the impairment at September 30, 2015 represents the fair value of the assets as discussed in Note 3.

9.Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,
	2016	2015
	(in thousands)
Accounts payable and accruals	$344	$599
Accrued employee compensation and benefits	880	545
	$1,224	$1,144

December 31, 2016

Accounts payable and accruals at December 31, 2016 consist primarily of $0.1 million and $0.2 million due to contractors and suppliers related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that partially offset by a small VAT receivable.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Accrued employee compensation and benefits at December 31, 2016 consist of $0.2 million of accrued vacation payable, $0.4 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties, and $0.3 million related to the Key Employee Long-Term Incentive Plan ("KELTIP") (see Note 15).

December 31, 2015

Accounts payable and accruals at December 31, 2015 consist primarily of $0.3 million and $0.3 million due to contractors and suppliers related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at December 31, 2015 consist of $0.1 million of accrued vacation payable, $0.4 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties, and $0.1 million related to the KELTIP) (see Note 15).

10.Convertible Note Payable – Related Party, Net

On October 27, 2015, the Company closed and borrowed the entire amount available under a $5.0 million secured convertible loan (the “Sentient Loan”) from The Sentient Group (“Sentient”) with principal and accrued interest due on October 27, 2016. To comply with security regulations and stock exchange rules in the United States and Canada, the Company received stockholder approval on January 19, 2016 to allow principal and accrued interest under the Senior Secured Convertible Note (the “Sentient Note”)  to be converted, solely at Sentient's option, into shares of the Company's common stock at a price equal to the lowest of: 1) $0.29 , 90 percent of the 15-day volume weighted average price ("VWAP") for the period immediately preceding the loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the Loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the Loan closing date. The Loan bore interest at a rate of 9.0% per annum, compounded monthly.

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest under the Sentient Note (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of the Company’s common stock at an exercise price of approximately $0.172 per share, equal to 90% of the 15-day VWAP immediately preceding the conversion date.  On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

The Company incurred approximately $0.3 million in legal and other costs associated with the Sentient Loan. Per the guidance of ASU 2015-03 the loan costs were presented as a reduction to the note payable on the accompanying Consolidated Balance Sheets and were amortized to interest expense over the life of the Sentient note using the interest rate method (see Note 3).

The derivative was recorded at fair value with subsequent mark-to-market changes in the value of the derivative recorded as income or loss in the Consolidated Statements of Operations and Comprehensive Loss.  It was determined that the embedded derivative had a fair value of approximately $1.1 million at October 27, 2015, the date the Company entered into the Sentient Loan.  At December 31, 2015 the embedded derivative had a fair value of approximately $0.5 million and the Company recorded a gain of approximately $0.6 million.

Because the Sentient Loan was recorded net of the bifurcated embedded derivative and loan costs, both of which were amortized to interest expense over the life of the loan, the effective rate of interest on the recorded loan obligation was higher than the stated nominal rate of interest. The effective interest rate on the Sentient Note was approximately 36%, compounded monthly, compared to the stated nominal rate of 9.0% per annum, compounded monthly.

The Company adjusted the recorded value of the Sentient Loan as of the conversion dates to reflect the amortization of the loan discount and loan costs, shown as “Interest expense” in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, the Company recorded a total noncash loss on debt extinguishment of $1.7 million reflecting the difference between the value of the shares issued to Sentient as a result of the two separate conversions and the recorded value of the Sentient Loan, including related loan costs, loan discount and embedded derivative eliminated at the conversion dates. The Company marked-to-market the embedded derivative at each of the conversion dates and recorded a total derivative loss of $0.8 million during the year ended December 31, 2016 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

At December 31, 2016 the Sentient Note had been fully converted and the Company had no outstanding debt.

11.Asset Retirement and Reclamation Liabilities

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the year ended December 31, 2016 the Company recognized approximately $0.2 million of accretion expense and approximately $33,000 of amortization expense related to the ARC.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes activity in the Velardeña Properties ARO:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Beginning balance	$2,480	$2,582

Changes in estimates, and other	(293)	(300)
Accretion expense	193	198
Ending balance	$2,380	$2,480

The decrease in the ARO recorded during the years ended December 31, 2016 and 2015 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina for each of the periods.

12.Other Liabilities

The Company recorded other current liabilities of approximately nil and $0.6 million at December 31, 2016 and December 31, 2015 respectively.  The December 31, 2015 amount includes a net liability of approximately $0.4 million related to the Argentina tax on equity due for years 2009 through 2012 stemming from a tax audit of those years, including approximately $0.2 million of estimated interest and penalties.

During the first four months of 2016 the Company paid approximately $0.2 million of Argentine tax on equity leaving approximately $0.2 million of estimated interest and penalties awaiting a final assessment from the tax authorities.  During the third quarter 2016 the Argentine government adopted an amnesty program that the Company effectively used to eliminate the remaining $0.2 million of interest and penalties that had been accrued.  The reversal of the accrual reduced expenses incurred at the El Quevar project during the third quarter 2016.

The December 31, 2015 amount also includes $0.1 million of accrued interest on the Sentient Loan and $0.1 million as a loss contingency on a disputed contract with a third party contractor in Mexico.  The dispute was settled during the first quarter 2016 for the amount previously accrued.

13.Fair Value Measurements

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

The Company has consistently applied the valuation techniques discussed in Notes 2, 10 and 15 in all periods presented.

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2016 and 2015 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2016
Assets:
Cash and cash equivalents	$2,588	$—	$—	$2,588
Trade accounts receivable	380	—	—	380
Short-term investments	334	—	—	334
	$3,302	$—	$—	$3,302

Liabilities:
Warrant liability - related party	$—	$—	$976	$976
Warrant liability	—	—	922	922
	$—	$—	$1,898	$1,898

At December 31, 2015
Assets:
Cash and cash equivalents	$4,077	$—	$—	$4,077
Trade accounts receivable	546	—	—	546
Short-term investments	72	—	—	72
	$4,695	$—	$—	$4,695

Liabilities:
Warrant liability - related party	$—	$—	$117	$117
Warrant liability	—	—	93	93
Derivative liability - related party	—	—	488	488
	$—	$—	$698	$698

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy, are related to the sale of metals at our Velardeña Properties and the oxide plant lease and are valued at published metals prices per the terms of the refining and smelting agreements and lease rates per the plant lease agreement.

At December 31, 2016 and 2015, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as “Warrant derivative (loss) gain” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The warrant liability has been recorded at fair value as of December 31, 2016 and 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.

The beneficial conversion feature of the Sentient Note represents an embedded derivative as defined by ASC 815 (see Note 10). ASC 815 provides that a derivative instrument’s fair value must be bifurcated from the host contract and separately recorded on the Company’s Condensed Consolidated Balance Sheets. At December 31, 2015 and at each of the conversion dates (see Note 10), the Company had recorded a derivative liability related to the beneficial conversion feature of the Sentient Note. On June 10, 2016, the remaining Sentient Note and related embedded derivative had been fully retired.  The Company assesses the fair value of the derivative liability at the end of each reporting period, with changes in the value recorded as “Derivative loss” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The derivative liability was recorded at fair value at December 31, 2015 and each of the conversion dates based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy. The valuation model takes into account, among other items: 1) the probability of successfully achieving stockholder approval of the loan’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Loan maturity date that would lower the conversion price.

In addition to the warrant exercise prices (see Note 15) and Sentient Note conversion price (see Note 10) other significant inputs to the warrant valuation model and derivative valuation model included the following as applicable:

	December 31,	December 31,
	2016	2015
Company's ending stock price	$0.58	$0.20
Company's stock volatility	110%	85%
Applicable risk free interest rate	1.39%	1.48%

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Warrant Liabilities	Derivative Liability
	(in thousands)
Beginning balance at January 1, 2015	$1,554	$—
Sentient Note, October 27, 2015	—	1,040
Change in estimated fair value	(1,344)	(552)
Ending balance at December 31, 2015	$210	$488
Conversion of Sentient Loan (see Note 10)	—	(488)
Change in estimated fair value	1,688	—
Ending balance at December 31, 2016	$1,898	$—

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2016.

The Company did conduct a fair value assessment of its mineral properties related to the Velardeña Properties at September 30, 2015 (see Note 2). The following table summarizes the Company’s non-recurring fair value measurements at September 30, 2015 by respective level of the fair value hierarchy:

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

To determine the fair value of mineral properties the Company uses a discounted cash flow evaluation approach and relied on a third party mining consulting and engineering firm to assist with the determination of a residual value for the Velardeña mineral properties, which falls within Level 3 of the fair value hierarchy. The discounted cash flow valuation approach relies upon assumptions for future metals prices and projected silver and gold grades, recoveries, and mining and processing costs related to the Velardeña Properties. In determining the residual value of the mineral properties the third-party mining consulting and engineering firm reviewed comparable sales of similar properties in the region and considered the location of the Company’s properties to other active mining operations in close proximity to the Company’s properties.  See Note 2 for further details related to the determination of fair value.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

14.Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740") on a tax jurisdictional basis.

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2016	2015
	(in thousands)
United States	$(11,732)	$(6,484)
Other Countries	1,073	(18,899)
	$(10,659)	$(25,383)

In 2016 and 2015 the Company recorded no current or deferred tax expense or benefit, as any tax expense or benefit incurred during the year has been offset against a change in the valuation allowance of various deferred tax assets in each country.

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For Year Ended December 31,
	2016	2015
	(in thousands)
Tax expense (benefit) at US rate of 34%	$(3,624)	$(8,630)
Other adjustments:
Rate differential of other jurisdictions	(98)	681
Effects of foreign earnings	(786)	(1,475)
Change in valuation allowance	(4,690)	3,745
Provision to tax return true-ups	209	(10,533)
Exchange rate changes on deferred tax assets	8,802	15,772
Effect of a change in tax rates	(1,177)	—
Debt extinguishment loss	550	—
Warrant liability loss	838	—
Other	(24)	440
Income tax provision	$—	$—

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$96,038	$98,571
Stock-based compensation	1,435	1,325
Property, plant and equipment	7,545	9,816
Other	1,016	1,139
	106,034	110,851
Less: Valuation allowance	(105,820)	(110,510)
Total deferred tax assets	214	341

Deferred tax liabilities:
Property, plant and equipment	(195)	(189)
Other	(19)	(152)
Total deferred tax liabilities	(214)	(341)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2016 and December 31, 2015 was zero.

At December 31, 2016 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $315.5 million.  Of these, $77.8 million is related to the Velardeña Properties in Mexico and expires in future years through 2026. $21.0 million is related to other Mexico exploration activities and also expires in future years through 2026. $132.4 million net operating losses exist in Luxembourg and Spain and have no expiration date, while $18.2 million exist in other non-U.S. countries, which will expire in future years through 2026.  In the U.S. there are $66.1 million of net operating loss carryforwards which will expire in future years through 2036.

The valuation allowance offsetting the net deferred tax assets of the Company of $105.8 million and $110.5 million at December 31, 2016 and 2015, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits.  The Company’s unrecognized tax benefits as of December 31, 2016 and 2015 are completely offset by net deferred tax benefits and therefore do not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2016	2015
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$937	$1,163
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(197)	(226)
Gross unrecognized tax benefits at end of period	$740	$937

Tax years as early as 2011 remain open and are subject to examination in the Company’s principal tax jurisdictions.  The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months.  No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016 or 2015, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2016 and 2015.  The Company classifies income tax related interest and penalties as income tax expense.

15.Equity

At the Market Offering Agreement

On December 20, 2016, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares.  The ATM Agreement will remain in full force and effect until the earlier of December 31, 2018, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the Agreement will be made in Canada. The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $103,000 in connection with establishing the ATM Program.  Such costs have been deferred and will be amortized to equity as sales are completed under the ATM Program. At December 31, 2016 the costs appear on the accompanying Consolidated Balance Sheets as “Prepaid expense and other assets”.  At December 31, 2016 no offers or sales had been made under the ATM Program.

Subsequent to December 31, 2016 the Company sold an aggregate of approximately 640,000 common shares under the ATM Program at an average price of $0.74 per common share for gross proceeds of approximately $475,000 during the year to date period ended February 24, 2017. The Company paid a 2% cash commission on the gross proceeds

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

in the amount of approximately $10,000 and incurred additional accounting, legal, and regulatory costs of approximately $2,000.

.

Sentient Note conversion

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of the Company's common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date. On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date (see Note 10).  At September 30, 2016 the Sentient Note had been fully converted and the Company had no further debt outstanding. After conversion, and following the sale of additional shares of the Company’s common stock in 2017 pursuant to the ATM Program (discussed above), Sentient holds approximately 46% of the Company’s 89.7 million shares of issued and outstanding common stock.

Offering and Private Placement

On May 6, 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. The Company incurred costs and fees of approximately $0.4 million related to the Offering, resulting in net proceeds of approximately $3.6 million.  In connection with the Offering, each investor received in a private placement an unregistered warrant to purchase three‐quarters of a share of common stock for each share of common stock purchased. The 6.0 million warrants have an exercise price of $0.75 per share and are exercisable beginning six months after the date of issuance and will expire five years from the initial exercise date.

The net proceeds of the Offering were recorded in equity and appear as a separate line item in the Consolidated Statements of Changes in Equity. Using the Black Scholes model, the fair value of the warrants issued was $3.6 million, considering the closing stock price on April 29, 2016 (the first business day preceding May 2, 2016, the date the Company entered into a definitive agreement to issue the shares), the exercise price and exercise period of the warrants, the Company’s volatility rate of 105%, and the applicable risk free rate of 0.74%.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2016 and 2015 and changes during the years then ended:

	The Year Ended December 31,
	2016		2015
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Grants	Shares	Share	Shares	Per Share
Outstanding at beginning of period	84,170	$0.46	600,838	$1.48
Granted during the period	100,000	0.63	—	—
Restrictions lifted during the period	(84,170)	0.46	(516,668)	1.64
Forfeited during the period	—	—	—	—
Outstanding at end of period	100,000	$0.63	84,170	$0.46

During the year ended December 31, 2016 restricted stock grants were made to three employees. No restricted stock grants were made during the year ended December 31, 2015

Restrictions were lifted on 84,170 shares during the year ended December 31, 2016 on the anniversaries of grants made to two officers in prior years. Restrictions were lifted on 336,334 shares during the year ended December 31, 2015 on the anniversaries of grants made to officers and employees in prior years.  In addition, during 2015 restrictions were lifted on 163,334 shares related to the retirement of two officers during the year and restrictions were lifted on 12,000 shares during 2015 in connection with the termination of employment of two employees.

For the year ended December 31, 2016 the Company recognized a nominal amount of compensation expense related to the restricted stock grants. For the year ended December 31, 2015 the Company recognized approximately $0.2 million of compensation expense related to the restricted stock grants.  The Company expects to recognize approximately $62,000 of compensation expense related to these grants over the next 36 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2016 and 2015 and changes during the years then ended:

	The Year Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Equity Plan Options	Shares	Share	Shares	Share
Outstanding at beginning of period	245,810	$3.47	245,810	$3.47
Granted during the period	—	—	—	—
Restrictions lifted during period	—	—		—
Forfeited or expired during period	(150,000)	0.56	—	—
Exercised during period	—	—	—	—
Outstanding at end of period	95,810	$8.02	245,810	$3.47
Exercisable at end of period	95,810	$8.02	245,810	$3.47
Granted and vested	95,810	$8.02	245,810	$3.47

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2016 and 2015 and changes during the years then ended:

	The Year Ended December 31,
	2016		2015
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Units	Shares	Share	Shares	Per Share
Outstanding at beginning of period	1,245,285	$1.66	935,285	$2.97	2.08
Granted during the period	530,000	0.42	310,000	0.39
Restrictions lifted during the period	(167,968)	1.40	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	1,607,317	$1.28	1,245,285	$1.66

 For the years ended December 31, 2016 and 2015 the Company recognized approximately $0.2 million of compensation expense related to the RSU grants each year.  The Company expects to recognize additional compensation expense related to the RSU grants of less than $0.1 million over the next six months.

The restrictions lifted during 2016 all relate to the retirement of Michael T. Mason from the Company’s Board of Directors during the year.

Key Employee Long-Term Incentive Plan

Pursuant to the KELTIP (see Note 9), KELTIP Units may be granted to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount in cash or in Company common stock measured generally by the price of the Company's common stock on the settlement date. The KELTIP Units are recorded as a liability as discussed in Note 9.

During the year ended December 31, 2016 the Company awarded 585,000 KELTIP Units to two officers of the Company and recorded approximately $0.2 million of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss. At December 31, 2016 the KELTIP Units were marked-to-market and the Company recognized approximately $0.1 million of additional compensation expense. At December 31, 2016 585,000 KELTIP Units were outstanding.

During 2015, the Company issued 172,500 shares of its common stock under the Equity Plan to settle the outstanding KELTIP Units due to a retiring officer of the Company. At December 31, 2015 there were no KELTIP Units outstanding.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2016 and December 31, 2015 and changes during the years then ended:

	The Year Ended December 31,
	2016		2015
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Underlying	Price Per	Underlying	Price Per
Common Stock Warrants	Shares	Share	Shares	Share
Outstanding at beginning of period	8,777,409	$3.95	8,777,409	$3.96
Granted during period	6,000,000	0.75	—	—
Dilution adjustment	2,801,541		—	—
Expired during period	—		—	—
Exercised during period	—		—	—
Outstanding at end of period	17,578,950	$2.17	8,777,409	$3.95

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.  In September 2012, the Company closed on both a registered public offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $8.42 per share. A total of 3,431,649 warrant shares were issued and became exercisable on March 20, 2013 and will expire on September 19, 2017, five years from the date of issuance.

In September 2014 the Company closed on both a registered public offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrant shares were issued that became exercisable on March 11, 2015 and will expire on September 10, 2019, five years from the date of issuance.

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

The warrants issued in September 2012 and September 2014 are recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. The May 2, 2016 warrant agreement has no anti-dilution clause and the warrants are recorded as equity.

Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the September 2014 registered public offering and private placement, the conversion of the Sentient Note, the recent Offering (discussed above), and the sale of additional shares of our common stock in 2017 pursuant to the ATM Program (discussed above).  As a result of these transactions, the number of shares of common stock

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

issuable upon exercise of the September 2012 Warrants has increased from the original 3,431,649 shares to 6,150,963 shares (2,719,314 share increase) and the exercise price has been reduced from the original $8.42 per share to $4.70 per share. The number of shares of common stock issuable upon exercise of the September 2014 Warrants has increased from the original 4,746,000 shares to 5,460,612 shares (714,612 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.87 per share. Of the 6,120,573 and 5,458,377 issuable warrants related to the September 2012 and September 2014 warrants, respectively, 1,217,992 and 2,900,000, respectively were issuable to Sentient.

At December 31, 2016 the total liability recorded for the September 2012 and 2014 warrants was $1.9 million, consisting of $0.1 million for the September 2012 warrants and $1.8 million for the September 2014 warrants. The warrant liability has been recorded at fair value as of December 31, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13). Of the $0.1 million and $1.8 million liability related to the September 2014 and September 2012 warrants, respectively, a nil amount and $1.0 million, respectively were related to warrants held by Sentient.

The warrants issued during the period are related to the Offering and Private Placement of the Company’s securities completed on May 6, 2016 as discussed above.

16.Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the year ended December 31, 2016 the Company recorded revenue of approximately $6.4 million and related costs of approximately $2.0 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue: Oxide plant lease" in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding “income statement characterization of reimbursements received for "out-of-pocket" expenses incurred” and “reporting revenue gross as a principal versus net as an agent”.  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense.  The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated Statement of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

For the year ended December 31, 2015 the company recorded revenue of approximately $0.7 million and related costs of approximately $0.2 million associated with the lease of the oxide plant. In addition, the Company received an advance payment of $0.5 million that was applied to the lease amounts due during the first four months of 2016. At December 31, 2015 the advance payment was recorded as “Deferred revenue” on the accompanying Consolidated Balance Sheets.

Sale of Metals and Cost of Metals Sold

During the year ended December 31, 2015, the Company sold marketable concentrate products from its Velardeña Properties to three customers. Under the terms of the Company’s agreements with customers, title generally passes when a provisional payment is made, which occurs generally after the product is shipped and customary sales documents are completed.  Costs related to the sale of metals products include direct and indirect costs incurred to mine, process and market the products.  The Company had no metals or in-process inventories at December 31, 2015 as a result of the suspension of mining and processing at its Velardeña Properties (see Note 1).

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

17.Interest and Other Income

For the year ended December 31, 2016 the Company reported interest and other income of $0.4 million, which includes approximately $0.4 million related to a refund of previously paid social security taxes in Mexico.

For the year ended December 31, 2015 the Company reported interest and other income of $3.1 million which includes a $2.3 million reduction and elimination of a loss contingency liability related to foreign withholding taxes that the government could have asserted were owed by the Company, acting as withholding agent, on certain interest payments made to a third party (see Note 12). Also included in interest and other income for 2015 is approximately $0.8 million related to a refund of previously paid social security taxes in Mexico.

18.Derivative Income (Loss)

During the year ended December 31, 2016 the Company recorded approximately $1.7 million of warrant derivative loss related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 13).  During the year ended December 31, 2015 the Company recorded approximately $1.3 million of derivative income related to a decrease in the fair value of the liability recorded for the warrants. The warrant liability has been recorded at fair value as of December 31, 2016 and 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  Significant inputs to the valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.

During the year ended December 31, 2016 the Company recorded approximately $0.8 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan. During the year ended December 31, 2015 the Company recorded approximately $0.6 million of derivative income related to a decrease in the fair value of the derivative liability related to the Sentient Loan (see Note 10).  The derivative liability was recorded at fair value at June 10, 2016, the date of the conversion of the remaining note (see Note 10), and at December 31, 2015 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  Significant inputs to the valuation model included: 1) future variations in the Company’s stock price, and 2) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price.

Additional inputs used in the valuation of derivatives related to both the warrants and the Sentient loan are summarized in the table below.

	At December 31,
The Company's	2016	2015
Closing stock price	$0.58	$0.20
Volatility	110.00%	85.00%
Risk-free rate	1.39%	1.48%

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

19.Cash flow information

The following table reconciles net income (loss) for the period to cash used in operations:

	Year Ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,659)	$(25,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,548	4,480
Accretion of asset retirement obligation	193	198
Foreign currency gain on loss contingency	—	(106)
Impairment of long lived assets	—	13,181
Asset write off	24	27
Write off of loss contingency, net	(212)	(1,969)
Gain on sale of assets, net	(1,791)	(719)
Amortization of deferred loan costs	57	54
Warrant liability fair market adjustment	1,688	(1,344)
Derivative liability fair market adjustment	778	(553)
Accretion of loan discount	372	—
Loss on debt extinguishment	1,653	—
Stock compensation	593	453
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	166	(546)
(Increase) decrease in prepaid expenses and other assets	(152)	384
Decrease in inventories	85	861
Decrease in value added tax recoverable, net	346	916
Increase in accrued interest payable net of amounts capitalized	85	81
(Decrease) increase in deferred revenue	(500)	500
Decrease in reclamation liability	(11)	(37)
Decrease in accounts payable and accrued liabilities	(450)	(402)
Decrease in deferred leasehold payments	(18)	(11)
Net cash used in operating activities	$(6,205)	$(9,935)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2016 and 2015.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2017	2018	2019	2020	2021	Thereafter

El Quevar mining concessions (estimated)	$115	$115	$115	$115	$115	$—
Velardeña mining concessions (estimated)	$75	$75	$75	$75	$75	$—
Office space	$284	$293	$272	$—	$—	$—

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $112,000 and $40,000 for the years ended December 31, 2016 and 2015, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2016 and 2015 the Company made such payments totaling approximately $74,000 and $24,000 respectively, and annual payments under its surface right agreement with the local ejido of approximately $25,000.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina.  The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2014. The new lease reflects an approximately 46% reduction in space and an approximately 44% reduction in cost beginning March 1, 2014. The new lease expires November 30, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $224,000 and $227,000 for the years ended December 31, 2016 and 2015, respectively.

The Company cannot currently estimate the life of the Velardeña Properties or El Quevar project. The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2016. If the Company continues mining and processing or evaluations of restart at the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $75,000 per year for the life of the Velardeña mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $115,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

The Company has recorded loss contingencies of nil and approximately $0.4 million at December 31, 2016 and December 31, 2015, respectively as discussed in Note 12.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

21.Foreign Currency

The Company conducts exploration and mining activities primarily in Mexico and Argentina, and gains and losses on foreign currency transactions are related to those activities. The Company’s functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

22.Segment Information

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

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2016	Revenue	to Sales	Amortization	Expense	(Income)/Loss	Total Assets	Expenditures
				(in thousands)
Velardeña Properties	$6,400	$2,046	$1,116	$2,507	$(2,167)	$7,821	$35
Corporate, Exploration & Other	—	—	432	7,598	12,826	6,187	15
	$6,400	$2,046	$1,548	$10,105	$10,659	$14,008	$50

The Year ended December 31, 2015
Velardeña Properties	$8,071	$10,065	$3,826	$1,347	$17,346	$8,988	$28
Corporate, Exploration & Other	—	—	654	8,918	8,037	8,013	16
	$8,071	$10,065	$4,480	$10,265	$25,383	$17,001	$44

All of the revenue for the two years presented was from the Company's Velardeña Properties in Mexico (see Note 16).  The revenue for 2016 was all attributable to the lease of the oxide plant.  The revenue for 2015 was attributable to both sales of precipitates and concentrates to three customers under varying agreements and the lease of the oxide plant. The Company suspended operations at its Velardeña properties in November, 2015 (see Note 1).

The 2015 Velardeña Properties pre-tax loss includes a $13.2 million impairment charge recorded at September 30, 2015 (see Note 2).  The impairment charge is also reflected in the reduction of the Velardeña Properties total assets for 2015.

23.Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Sale of Equipment:

On August 8, 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 8), in a transaction approved by the Company’s Audit Committee and Board of Directors. The equipment had a net book value of $27,000 resulting in a gain of $660,000. The gain is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  At the time of the sale and at December 31, 2016 Sentient held approximately 47% of the Company’s 88.9 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company does not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market.  The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017.  At December 31, 2016 the Company had recorded a receivable of $643,000 related to the sale, including accrued interest, included in “Related party receivable” in the accompanying Consolidated Balance Sheets.

With the approval of a Special Committee of the Company’s Board of Directors, the Company expects to amend   the original equipment sale in February 2017 to include the sale of an additional piece of excess equipment for $185,000.   Upon execution of the amendment the Company expects to receive an additional payment of $100,000, and the remaining principal and interest balance as of February 2017 of $737,000, plus additional interest on the unpaid balance at an annual rate of 10%, would be due in August 2017.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the period ended December 31, 2016 the Company charged Minera Indé approximately $83,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Consolidated Statements of Operation and Comprehensive Loss.

Legal Services:

Since May, 2009 until her resignation on December 30, 2015, Deborah Friedman devoted approximately half of her time to serve as the Company’s Senior Vice President, General Counsel and Corporate Secretary and approximately half of her time to her legal practice at Davis Graham & Stubbs LLP (“DGS”) where she was a partner.  During 2015 the Company paid a monthly flat fee retainer of approximately $15,000 to DGS for approximately one half of Ms. Friedman’s time spent serving as the Company’s Senior Vice President, General Counsel and Corporate Secretary, which DGS subsequently remitted to Ms. Friedman, and the Company paid her customary hourly rate to DGS for any time spent by Ms. Friedman in excess of that threshold.  Although she was an executive officer of the Company for Section 16(a) reporting purposes under the Securities Exchange Act of 1934, Ms. Friedman was not employed by the Company.  For the year ended December 31, 2015 the Company paid approximately $490,000 to DGS for legal services, including the amounts relating to Ms. Friedman described above, recorded in “Administrative expense” in the Company’s Consolidated

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Statements of Operation and Comprehensive Loss.  The Company has been advised by DGS that these amounts represented a de minimis amount of DGS’s total revenue for the year.  At December 31, 2015 the Company’s Consolidated Balance Sheets included in “Accounts payable and other accrued liabilities”  amounts owed to DGS of approximately $25,000.

24.Subsequent Events

Subsequent to December 31, 2016 the Company sold an aggregate of approximately 640,000 common shares under the ATM Program at an average price of $0.74 per common share for gross proceeds of approximately $475,000 during the year to date period ended February 24, 2017. The Company paid a 2% cash commission on the gross proceeds in the amount of approximately $10,000 and incurred additional accounting, legal, and regulatory costs of approximately $2,000 (see Note 15).