Form 10-Q
period 2017-03-31
Golden Minerals Co
filed 2017-05-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, A SMALLER REPORTING COMPANY OR AN EMERGING GROWTH COMPANY. SEE DEFINITION OF “LARGE ACCELERATED FILER”, “ACCELERATED FILER”, “SMALLER REPORTING COMPANY”, AND “EMERGING GROWTH COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT.:

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☒ EMERGING GROWTH COMPANY ☐

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):  YES ☐       NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT:  YES ☒  NO ☐

AT MAY 8, 2017, 89,658,910 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2017	2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$2,065	$2,588
Short-term investments (Note 3)	281	334
Trade receivables	445	380
Inventories (Note 5)	269	245
Value added tax receivable, net (Note 6)	5	5
Related party receivable (Note 20)	746	643
Prepaid expenses and other assets (Note 4)	551	578
Total current assets	4,362	4,773
Property, plant and equipment, net (Note 7)	8,892	9,235
Total assets	$13,254	$14,008

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,190	$1,224
Other current liabilities	24	24
Total current liabilities	1,214	1,248
Asset retirement and reclamation liabilities (Note 9)	2,358	2,434
Warrant liability - related party (Note 11)	1,025	976
Warrant liability (Note 11)	935	922
Other long term liabilities	61	66
Total liabilities	5,593	5,646

Commitments and contingencies (Note 18)

Equity (Note 13)
Common stock, $.01 par value, 200,000,000 and 100,000,000 shares authorized; 89,658,910 and 89,020,041 shares issued and outstanding, respectively	896	889
Additional paid in capital	495,934	495,455
Accumulated deficit	(489,172)	(488,037)
Accumulated other comprehensive income	3	55
Shareholders' equity	7,661	8,362
Total liabilities and equity	$13,254	$14,008

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 14)	$1,644	$1,463
Total revenue	1,644	1,463
Costs and expenses:
Oxide plant lease costs (Note 14)	(537)	(474)
Exploration expense	(534)	(776)
El Quevar project expense	(149)	(163)
Velardeña shutdown and care and maintenance costs	(350)	(587)
Administrative expense	(1,026)	(1,218)
Stock based compensation	(65)	(32)
Reclamation expense	(49)	(51)
Other operating income, net (Note 7)	157	39
Depreciation and amortization	(188)	(550)
Total costs and expenses	(2,741)	(3,812)
Loss from operations	(1,097)	(2,349)
Other income and (expense):
Interest expense (Note 10)	—	(443)
Interest and other income (Note 15)	18	3
Warrant derivative loss (Note 16)	(62)	(1,180)
Derivative loss (Note 16)	—	(648)
Loss on debt extinguishment (Note 10)	—	(1,666)
Gain (loss) on foreign currency	6	(4)
Total other expense	(38)	(3,938)
Loss from operations before income taxes	(1,135)	(6,287)
Income tax benefit	—	—
Net loss	$(1,135)	$(6,287)
Comprehensive loss, net of tax:
Unrealized (loss) gain on securities	(52)	82
Comprehensive loss	$(1,187)	$(6,205)
Net loss per common share — basic
Loss	$(0.01)	$(0.10)
Weighted average Common Stock outstanding - basic (1)	89,350,286	65,868,598

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(1,087)	$(2,018)
Cash flows from investing activities:
Proceeds from sale of assets	115	50
Net cash from investing activities	$115	$50
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	449	—
Net cash from financing activities	$449	$—
Net decrease in cash and cash equivalents	(523)	(1,968)
Cash and cash equivalents, beginning of period	2,588	4,077
Cash and cash equivalents, end of period	$2,065	$2,109

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued and shares issued for vested stock awards	317,968	2	250	—	—	252
Shares issued on conversion of Sentient Note (Note 10)	27,366,740	273	6,944	—	—	7,217
Registered offering common stock, net and warrants (Note 13)	8,000,000	80	3,519	—	—	3,599
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	182	182
Net loss	—	—	—	(10,659)	—	(10,659)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362
Stock compensation accrued	—	—	37	—	—	37
Shares issued under the at-the-market offering agreement (Note 13)	638,869	7	442	—	—	449
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(52)	(52)
Net loss	—	—	—	(1,135)	—	(1,135)
Balance, March 31, 2017	89,658,910	$896	$495,934	$(489,172)	$3	$7,661

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the SEC on February 28, 2017.

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $2.0 million in related shutdown costs for employee severance, net working capital obligations, and other shutdown expenditures during the year ended December 31, 2016 and $0.4 million in care and maintenance costs for the three months ended March 31, 2017 and expects to incur approximately $0.4 million in quarterly care and maintenance costs while mining and processing remain suspended.  The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material for the third party in mid-December 2015, and the Company expects to receive net cash flow under the lease of approximately $4.7 million in 2017.  During March 2017, the third party exercised its right to extend the lease through December 31, 2018. The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

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

2.     New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted ASU 2016-09 beginning in the first quarter of 2017. The Company does not expect the adoption of ASU 2016-09 to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For the Company, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. As the Company’s current accounting practices per the guidance of ASC 605 are comparable to the requirements of ASU 2016-08, the Company does not expect the adoption of this update to result in a material impact on its consolidated financial position or results of operations.

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

In May 2014, FASB and the International Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. ASU 2014-09 was originally effective December 15, 2016 but ASU 2015-14 deferred the effective date by one year.  As the Company’s current accounting practices per the guidance of ASU 2014-09 are comparable to the requirements of ASU 2014-09, the Company does not expect the adoption of this update to result in a material impact on its consolidated financial position or results of operations.

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

The following tables summarize the Company’s short-term investments at March 31, 2017 and December 31, 2016:

		Estimated	Carrying
March 31, 2017	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$275	$281	$281
Total available for sale	275	281	281
Total short term	$275	$281	$281
December 31, 2016
Investments:
Short-term:
Available for sale common stock	$275	$334	$334
Total available for sale	275	334	334
Total short term	$275	$334	$334

The available for sale common stock consists of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag.

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

4.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Prepaid insurance	$265	$296
Deferred offering costs	144	153
Recoupable deposits and other	142	129
	$551	$578

The deferred offering costs are related to the ATM Program discussed in detail in Note 13.

5.     Inventories

Inventories at the Velardeña Properties at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Material and supplies	$269	$245
	$269	$245

The material and supplies inventory at March 31, 2017 and December 31, 2016 is reduced by a $0.2 million obsolescence charge reflected in shutdown and care and maintenance costs.

6.     Value Added Tax Receivable, Net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At March 31, 2017 the Company has also recorded approximately $7,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

7.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Mineral properties	$9,352	$9,352
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,386	4,386
Mining equipment and machinery	16,067	16,351
Other furniture and equipment	952	952
Asset retirement cost	865	992
	34,340	34,751
Less: Accumulated depreciation and amortization	(25,448)	(25,516)
	$8,892	$9,235

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 9.

In August 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 20). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017. The Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  For the three months ended March 31, 2017 the Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income” in the accompanying Condensed Consolidated Statements of Operation and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  At March 31, 2017, the Company recorded a receivable, including interest, of $746,000 related to the sale in “Related party receivable” in the accompanying Condensed Consolidated Balance Sheets. On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

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

In April 2016, the Company entered into an option agreement under which Santa Cruz Silver Mining Ltd. (“Santa Cruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million. Santa Cruz paid the Company $0.2 million on signing the agreement, and another $0.2 million and $0.3 million in October 2016 and May 2017 respectively.  To maintain its option and acquire the Zacatecas Properties, Santa Cruz must pay the Company an additional $0.3 million and $0.5 million in October 2017 and April 2018 respectively.  Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due.

8.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Accounts payable and accruals	$337	$344
Accrued employee compensation and benefits	853	880
	$1,190	$1,224

March 31, 2017

Accounts payable and accruals at March 31, 2017 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due are primarily related to a net VAT payable.

Accrued employee compensation and benefits at March 31, 2017 consist of $0.2 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties and $0.4 million is related to the Key Employee Long-Term Incentive Plan (“KELTIP”) (see Note 13).

December 31, 2016

Accounts payable and accruals at December 31, 2016 consist primarily of $0.1 million due to contractors and suppliers and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at December 31, 2016 consist of $0.2 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties, and $0.3 million is related to the KELTIP (see Note 13).

9.     Asset Retirement Obligation and Reclamation Liabilities

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2017, the Company recognized approximately $49,000 of accretion expense and approximately $4,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Beginning balance	$2,380	$2,480

Changes in estimates, and other	(128)	(293)
Accretion expense	49	50
Ending balance	$2,301	$2,237

The decreases in the ARO recorded during the 2017 and 2016 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

10.     Convertible Note Payable – Related Party, Net

In October 2015, the Company borrowed $5.0 million from The Sentient Group, LLC (“Sentient”), the Company’s largest stockholder, pursuant to the terms of a Senior Secured Convertible Note the (“Sentient Note”) and a related loan agreement (the “Sentient Loan”), with principal and accrued interest due on October 27, 2016. In January 2016, upon approval by the Company’s stockholders, the Sentient Note became convertible, solely at Sentient's option, into shares of the Company's common stock at a price equal to the lowest of: 1) $0.289, 90 percent of the 15-day volume weighted average price ("VWAP") for the period immediately preceding the loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date. The loan provided for interest at a rate of 9% per annum, compounded monthly.

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

The beneficial conversion feature of the Sentient Note represented an embedded derivative as defined by ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides that a derivative instrument's fair value must be bifurcated from the note and separately recorded on the Company's Consolidated Balance Sheet. The Company used a third party consultant to value the embedded derivative in the Sentient Note employing a Monte Carlo type probability analysis, which falls within Level 3 of the fair value hierarchy (see Note 11). For purposes of valuing the embedded derivative as of the Sentient Loan closing date, at December 31, 2015, at February 11, 2016 (first partial conversion date), and at March 31, 2016, the valuation model took into account, among other items: 1) the probability of successfully achieving stockholder approval of the Sentient Note’s conversion feature, 2) future variations in the Company’s stock price, and 3) the probability of entering into an equity transaction prior to the Sentient Loan maturity date that would lower the conversion price. It was determined that the embedded derivative had a fair value of approximately $1.1 million at October 27, 2015, the date the Company entered into the Sentient Loan.  Subsequent mark-to-market changes in the value of the derivative were recorded as income or loss in the Consolidated Statements of Operations and Comprehensive Loss.  The Sentient Note was recorded net of the bifurcated embedded derivative at October 27, 2015 with the $1.1 million difference between the face value and the recorded value of the Note representing a loan discount that was amortized to interest expense over the life of the loan using the interest rate method.

The Company incurred approximately $0.3 million in legal and other costs associated with the Sentient Loan. Per the guidance of ASU 2015-03 the loan costs were presented as a reduction to the note payable on the accompanying Consolidated Balance Sheets and were amortized to interest expense over the life of the Sentient note using the interest rate method.

The Company adjusted the recorded value of the Sentient Loan at the first partial conversion date and at March 31, 2016 to reflect the amortization of the loan discount and loan costs, shown as “Interest expense” in the Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 30, 2016, the Company recorded a total noncash loss on debt extinguishment of $1.7 million reflecting the difference between the value of the shares issued to Sentient as a result of the February 11, 2016 conversion and the recorded value of the Sentient Loan, including related loan costs, loan discount and embedded derivative eliminated at the conversion date. The Company marked-to-market the embedded derivative at the February 11, 2016 conversion date and recorded a total derivative loss of $0.6 million for three months ended March 31, 2016 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

At June 10, 2016 the Sentient Note had been fully converted and the Company had no outstanding debt at March 31, 2017 or December 31, 2016.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2017 and December 31, 2016, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2017
Assets:
Cash and cash equivalents	$2,065	$—	$—	$2,065
Trade accounts receivable	445	—	—	445
Trade accounts receivable - related party	746	—	—	746
Short-term investments	281	—	—	281
	$3,537	$—	$—	$3,537

Liabilities:
Warrant liability - related party	$—	$—	$1,025	$1,025
Warrant liability	—	—	935	935
	$—	$—	$1,960	$1,960

At December 31, 2016
Assets:
Cash and cash equivalents	$2,588	$—	$—	$2,588
Trade accounts receivable	380	—	—	380
Trade accounts receivable - related party	643	—	—	643
Short-term investments	334	—	—	334
	$3,945	$—	$—	$3,945
Liabilities:
Warrant liability - related party	$—	$—	$976	$976
Warrant liability	—	—	922	922
	$—	$—	$1,898	$1,898

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy and are related to the lease of the oxide plant lease, valued per the terms of the lease rates per the plant lease agreement, and to the sale of mining equipment, based on the terms of the sales agreement.

The Company’s short-term investments consist of the available for sale common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 3).

At March 31, 2017 and December 31, 2016, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 13). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as “Warrant derivative (loss) gain” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The warrant liability has been recorded at fair value as of March 31, 2017 and December 31, 2016.  At December 31, 2016, fair value was based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  At March 31, 2017 the valuation was based on a Black Scholes model using similar parameters established by the third party expert in its valuation performed at December 31, 2016.

In addition to the warrant exercise prices (see Note 13) other significant inputs to the warrant valuation model at March 31, 2017 and December 31, 2016 included the following:

	March 31,	December 31,
	2017	2016
Company's ending stock price	$0.63	$0.58
Company's stock volatility	110%	110%
Applicable risk free interest rate	1.39%	1.39%

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

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Warrant Liabilities
(in thousands)
Ending balance at December 31, 2016	$1,898
Change in estimated fair value	62
Ending balance at March 31, 2017	$1,960

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2016 or March 31, 2017.

12.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the three months ended March 31, 2017 and 2016 respectively the Company did not recognize any income tax benefit or expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2017 and as of December 31, 2016, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2017 or December 31, 2016.

13.     Equity

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares.

The ATM Agreement will remain in full force and effect until the earlier of December 31, 2018, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the ATM Agreement will be made in Canada. The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $109,000 in connection with establishing the ATM Program.  Such costs have been deferred and will be amortized to equity as sales are completed under the ATM Program. At March 31, 2017, the unamortized costs appear on the accompanying Consolidated Balance Sheets as “Prepaid expense and other assets”.

During the three months ended March 31, 2017 the Company sold an aggregate of approximately 640,000 common shares under the ATM Program at an average price of $0.74 per common share for gross proceeds of approximately $475,000. The Company paid cash commissions and other nominal transaction fees to Wainwright totaling $11,000 or 2.2% of the gross proceeds and amortized approximately $15,000 of deferred accounting, legal and regulatory costs resulting in a net amount of approximately $449,000 that has been recorded as equity in the Condensed Consolidated Balance Sheets.  During the three months ended March 31, 2017 the Company also incurred approximately $14,000 in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2017 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2016	100,000	$0.63
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2017	100,000	$0.63

For the three months ended March 31, 2017 the Company recognized approximately $7,300 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $55,000 over the next thirty-three months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2017 and the changes during the three months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2016	95,810	$8.02
Granted during the period	—	—
Restrictions lifted during period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at March 31, 2017	95,810	$8.02
Exercisable at end of period	95,810	$8.02
Granted and vested	95,810	$8.02

Also, pursuant to the Equity Plan, the Company’s Board of Directors adopted the Non-Employee Director’s Deferred Compensation and Equity Award Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan the non-employee directors receive a portion of their compensation in the form of Restricted Stock Units (“RSUs”) issued under the Equity Plan. The RSUs generally vest on the first anniversary of the grant and each vested RSU entitles the director to receive one unrestricted share of common stock upon the termination of the director’s board service.

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2017 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2016	1,607,317	$1.28
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2017	1,607,317	$1.28

For the three months ended March 31, 2017 the Company recognized approximately $29,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $18,000 over the next 2 months.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Amended and Restated 2009 Equity Incentive Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company. The KELTIP Units are recorded as a liability, included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets. On May 19, 2016 the Company awarded 585,000 KELTIP Units to two officers of the Company and recorded approximately $0.3 million of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  The KELTIP Units are marked to market at the end of each quarter and for the three months ended March 31, 2017 the Company recognized approximately $29,000 of additional compensation expense. The 585,000 KELTIP Units were outstanding at March 31, 2017 and at December 31, 2016.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2017 and the changes during the three months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2016	17,578,950	$2.17
Granted during period	—	—
Dilution adjustment	32,400
Expired during period	—
Exercised during period	—
Outstanding at March 31, 2017	17,611,350	$2.17

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

In September 2014, the Company closed on a registered public offering and concurrent private placement with Sentient in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrant shares were issued that became exercisable on March 11, 2015 and will expire on September 10, 2019, five years from the date of issuance.

In May 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “Offering”) resulting in gross proceeds of $4.0 million. In connection with the Offering, each investor received an unregistered warrant to purchase three‐quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares have an exercise price of $0.75 per share, became exercisable on November 7, 2016 and will expire on November 6, 2021, five years from the initial exercise date.

The warrants issued in September 2012 and September 2014 are recorded as a liability on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price and the number of warrant shares outstanding in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants. The May 2016 warrants are not subject to anti-dilution and the warrants are recorded as equity.

Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the September 2014 registered public offering and private placement, the conversion of the Sentient Note, the May 2016 Offering and private placement and the ATM Program. As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 warrants has increased from the original 3,431,649 shares to 6,150,762 shares (2,719,113 share increase) and the exercise price has been reduced from the original $8.42 per share to $4.70 per share. The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,460,588 shares (714,588 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.87 per share.

At March 31, 2017, the total liability recorded for the 2012 and 2014 warrants was approximately $1.9 million, consisting of approximately $1.9 million for the 2014 warrants and $49,000 for the 2012 warrants. The warrant liability has been recorded at fair value as of March 31, 2017 based primarily on a Black Scholes model, which falls within Level 3 of the fair value hierarchy (see Note 11).

14.     Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the three months ended March 31, 2017 the Company recorded revenue of approximately $1.6 million and related costs of approximately $0.5 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent".  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

For the three months ended March 31, 2016 the Company recorded revenue of approximately $1.5 million and related costs of approximately $0.5 million associated with the lease of the Velardeña Properties oxide plant.

15.     Interest and Other Income

For the three months ended March 31, 2017 and 2016 the Company had only a nominal amount of interest and other income.  The 2017 amount is primarily related to interest on amounts receivable from the sale of mining equipment as discussed in Note 7.

16.     Derivative Loss

During the three months ended March 31, 2017 and 2016 the Company recorded approximately $0.1 million and approximately $1.2 million of warrant derivative loss, respectively related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 13). The warrant liability has been recorded at fair value based on the Black Scholes model as of March 31, 2017 and primarily on a valuation performed by a third party expert using a Monte Carlo simulation for December 31, 2016, both of which fall within Level 3 of the fair value hierarchy (see Note 11). The third party valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants. Significant inputs to the third party valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.  Significant inputs to the Black Scholes model included inputs developed in the third party valuation model.

During the three months ended March 31, 2016 the Company recorded approximately $0.6 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan (see Note 10). The derivative liability was recorded at fair value at March 31, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 11).  Significant inputs to the valuation model included: 1) future variations in the Company’s stock price, and 2) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price. At March 31, 2017 and December 31, 2016 the Sentient Loan had been fully converted.

17.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,135)	$(6,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	188	550
Accretion of asset retirement obligation	49	51
Asset write off	—	18
Gain on reduction of asset retirement obligation	(56)	—
Gain on sale of assets	(115)	(45)
Amortization of deferred loan costs	—	44
Warrant liability fair market adjustment	62	1,180
Derivative liability fair market adjustment	—	648
Accretion of loan discount	—	326
Loss on debt extinguishment	—	1,666
Stock compensation	65	32
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(193)	16
Decrease in prepaid expenses and other assets	137	—
Increase in inventories	(24)	(1)
(Increase) decrease in value added tax recoverable, net	(6)	197
Increase in accrued interest payable net of amounts capitalized	—	66
Decrease in deferred revenue	—	(362)
Increase in reclamation liability	2	—
Decrease in accounts payable and accrued liabilities	(56)	(114)
Decrease in deferred leasehold payments	(5)	(3)
Net cash used in operating activities	$(1,087)	$(2,018)

18.     Commitments and Contingencies

At March 31, 2017 and December 31, 2016, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2016.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2017	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,644	$537	$91	$357	$(774)	$7,795	$—
Corporate, Exploration & Other	—	—	97	1,701	1,909	5,459	—
	$1,644	$537	$188	$2,058	$1,135	$13,254	$—

Three Months Ended
March 31, 2016
Velardeña Properties	$1,463	$474	$420	$810	$211	$7,429	$—
Corporate, Exploration & Other	—	—	130	1,934	6,076	6,602	—
	$1,463	$474	$550	$2,744	$6,287	$14,031	$—

20.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

In August 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 7), in a transaction approved by the Company’s Audit Committee and Board of Directors. At March 31, 2017 Sentient holds approximately 46% of the Company’s 89.7 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August 2016, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  For the three months ended March 31, 2017 the Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income” in the accompanying Condensed Consolidated Statements of Operation and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  At March 31, 2017, the Company recorded a receivable, including interest, of $746,000 related to the sale in “Related party receivable” in the accompanying Condensed Consolidated Balance Sheets. On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2017 the Company charged Minera Indé approximately $45,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009.  During the three months ended March 31, 2017, our principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the three months ended March 31, 2017 and 2016.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017.

First Quarter 2017 Highlights

Velardeña Oxide Plant Lease Agreement

In July 2015, we leased our Velardeña oxide plant to a wholly-owned subsidiary of Hecla Mining Company for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, and in the third quarter 2016, the lease was extended through June 2017. The 2016 extension included an agreement under which Hecla would construct, at its cost, certain tailings expansion facilities to accommodate Hecla's increased use of tailings capacity in excess of an agreed amount, while preserving flexibility for future tailings expansions. The tailings expansion work began in early 2017 and is now substantially completed. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla had the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018.  On March 24, 2017, Hecla exercised its right to extend the lease until December 31, 2018.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the three months ended March 31, 2017, Hecla processed approximately 33,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $1.6 million, comprised of approximately $0.7 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $0.9 million. We incurred costs of approximately $0.5 million related to the services we provide under the lease for a net margin of $1.1 million during the first three months of 2017.  Hecla has been processing material near the intended approximately 400 tonnes per day during 2017. At this rate, we expect net cash payments to us, net of reimbursable costs, should total approximately $0.4 million per month, including variable and fixed fees, or nearly $4.8 million annually.

Sale of Mining Equipment

In August 2016, we sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, a related party, for $687,000. The equipment sold was excess equipment held at our Velardeña Properties that we did not expect to use. We used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. We believe the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. We received 10% of the sales price at the closing of the sale in August, with the additional 90%, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment, the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  At March 31, 2017, the Company recorded a receivable, including interest, of $746,000 related to the sale in “Related party receivable” in the accompanying Condensed Consolidated Balance Sheets. On May 2, 2017, we received approximately $750,000 from

Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

Santa Maria

During the first half of 2016, we mined from the Santa Maria mine west of Hildalgo de Parral, Chihuahua, approximately 4,500 tonnes of material as a bulk sample with grades of approximately 235 gpt silver and 0.7 gpt gold. We processed the bulk sample through a toll milling facility, generating approximately 100 tonnes of concentrates containing approximately 22,000 ounces of silver and 44 ounces of gold.  The concentrates were sold to a third party for approximately $300,000 during the first half of 2016 consisting of approximately 21,000 payable ounces of silver and 40 payable ounces of gold, which offset exploration costs. The average grade of 7,500 tons mined and processed in bulk samples since 2015 is 338 gpt silver and 0.7 gpt gold.  During the second half of 2016 we completed an underground drilling program of 2,200 meters in 24 drill holes.

In February 2017, a preliminary economic assessment (“PEA”) was completed on our behalf by the engineering firm Tetra Tech, prepared pursuant to Canadian National Instrument 43-101, based on an updated estimate of mineralized material. The PEA presents a base case assessment of developing Santa Maria’s mineral deposit.  The PEA contemplates a 38-month underground mining operation at a mining rate of 200 tonnes per day using a combination of cut and fill and other mining techniques, and custom milling at a local third-party flotation mill.  Based on the assumptions in the PEA, we believe there may be potential to develop a small mining operation at Santa Maria.

We have the right to acquire the Santa Maria property under an option agreement.  The option agreement requires an additional approximately $0.9 million to be paid to acquire 100% of the Santa Maria property.  Minimum payments of $0.1 million are due every six months in April and October and the minimum payments for 2017 have already been paid to the property owner. In addition, until the total due under the option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities at the property, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.

During the remainder of 2017 we plan to continue work related to optimizing mining plans for the project and obtaining permits for the potential mining operation as considered in the current PEA.  Permit applications have been submitted and are pending comment and acceptance.  We are also developing plans for additional exploration work to potentially expand the deposit.  However, no development decision has been made with respect to the project.

Rodeo

During 2016, we completed a 2,080-meter core drilling program at the Rodeo property, approximately 80 kilometers west of the Velardeña Properties in Durango Mexico. The results from the program revealed a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width.  The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length.  During January 2017, the engineering firm of Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to Canadian National Instrument 43-101.  We believe this material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, currently set to expire no later than December 31, 2018.

In 2017 we plan to continue work related to metallurgical studies, economic evaluation and potential expansion of the deposit.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100%-owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company, related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum has agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the first three years of the agreement. Electrum would serve as manager of the joint venture. If we elect not to contribute to additional exploration or development expenditures after the initial earn-in period, Electrum, at its option, would have the right to earn an additional 20% interest in the Celaya project, for a total interest of 80%, by incurring an additional $2.5 million of exploration or development expenditures over a second three-year period. Following the second earn-in period we would have the right to maintain our 20% interest or our interest ultimately could be converted into a 10% net profits interest.

Electrum Global Holdings’ Mexican subsidiary, Minera Adularia, has conducted extensive geologic mapping and sampling on the Celaya property.  New targets have been identified and exploration drilling to test these targets began in December 2016 and is ongoing.

Other Exploration

In April 2016, we entered into an option agreement under which Santa Cruz Silver Mining Ltd. may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico for a series of payments totaling $1.5 million.  Santa Cruz paid the Company $0.2 million on signing the agreement and additional payments of $0.2 million and $0.3 million in October 2016 and May 2017, respectively.  In order to maintain its option and acquire the Zacatecas Properties, Santa Cruz is required to pay additional amounts of $0.3 million and $0.5 million due in October 2017 and April 2018, respectively.  Santa Cruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santa Cruz fails to make a payment when due.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2017 to the results from operations for the three months ended March 31, 2016.

Three Months Ended March 31, 2017

Revenue from oxide plant lease. We recorded revenue of $1.6 million and $1.5 million during the three months ended March 31, 2017 and 2016, respectively, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $0.5 million of costs related to the oxide plant lease during the three month periods ended March 31, 2017 and 2016. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Santa Maria and Rodeo properties, property holding costs and allocated administrative expenses, totaled $0.5 million for the three months ended March 31, 2017, as compared to $0.8 million for the three months ended March 31, 2016. Exploration expense for both years was incurred primarily in Mexico. The higher exploration expenses in 2016 are primarily related to test mining activity occurring at the Santa Maria property in 2016.

Velardeña shutdown and care and maintenance costs.  We recorded $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. During the three months ended March 31, 2017 and 2016 we incurred $149,000 and $163,000 of expenses, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina.

Administrative expense.    Administrative expenses totaled $1.0 million for the three months ended March 31, 2017 compared to $1.2 million for the three months ended March 31, 2016. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.0 million of administrative expenses we incurred during the first quarter 2017 is comprised of $0.3 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. The $1.2 million of administrative expenses we incurred during the first quarter 2016 is comprised of $0.3 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended March 31, 2017 and 2016 we incurred approximately $0.1 million and a nominal amount, respectively, of stock based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2017 stock based compensation amount includes a nominal amount related to the mark-to-market of outstanding KELTIP grants (see Note 13 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During the three months ended March 31, 2017 and 2016 we incurred approximately $49,000 and $51,000 of reclamation expense, respectively, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.2 million of other operating income for the three months ended March 31, 2017 compared to a nominal amount for the three months ended March 31, 2016. The net amount for the 2017 period consists primarily of net gains related to the sale of equipment to Minera Indé discussed above as well as a gain related to the reduction of the asset retirement obligation liability at our Velardeña Properties.

Depreciation, depletion and amortization. During the three months ended March 31, 2017 and 2016 we incurred depreciation, depletion and amortization expense of $0.2 million and $0.6 million, respectively. The decrease in depreciation, depletion and amortization expense during the 2017 period is primarily the result of certain equipment at our Velardeña Properties having reached full depreciation.

Interest and other income. We recorded a nominal amount of interest and other income for the three months ended March 31, 2017, including accrued interest related to the sale of equipment to Minera Indé discussed above.  During the three months ended March 31, 2016 we recorded only a nominal amount of interest and other income primarily related to cash balances held in banks.

Warrant derivative (loss) gain. During the three months ended March 31, 2017 we recorded a loss of approximately $0.1 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock. During the three months ended March 31, 2016 we recorded a loss of approximately $1.2 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock. (See Note 11 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the three months ended March 31, 2016 we recorded a $0.6 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note, which constitutes an imbedded derivative (see Note 11 of our consolidated financial statements filed as part of this Form 10-Q). There were no such amounts recorded for the three months ended March 31, 2017 as the Sentient Note was fully converted and no longer outstanding as of June 10, 2016.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency gain for the three months ended March 31, 2017 and a nominal foreign currency loss for the three months ended March 31, 2016.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended March 31, 2017 and 2016.

Liquidity, Capital Resources and Going Concern

At March 31, 2017, our aggregate cash and cash equivalents totaled $2.1 million, $0.5 million lower than the $2.6 million in similar assets held at December 31, 2016. The reduction is due in part from the following expenditures totaling $2.1 million:

•	$0.5 million in exploration expenditures, including work at the Santa Maria and Rodeo properties;

•	$0.4 million in shutdown and care and maintenance costs at the Velardeña Properties;

•	$0.1 million in care and maintenance and property holding costs at the El Quevar project;

•	$1.0 million in general and administrative expenses; and

•	$0.1 million from an increase in working capital primarily related to trade accounts receivable.

The foregoing expenditures were offset by cash inflows of $1.6 million from the following:

•	$1.1 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$0.4 million of net proceeds received from the issuance of our common stock under the ATM Program; and

•	$0.1 million of net proceeds from the sale of nonstrategic exploration properties and mining equipment.

In addition to our $2.1 million cash balance at March 31, 2017, in April 2107 we received $0.8 million from the final payment for the August 2016 sale of excess mining equipment and in May we received $0.3 million from the farm out of a non-strategic exploration property that occurred in 2016.  We also expect to receive approximately $4.8 million in net operating margin from the lease of the oxide plant and an additional $0.3 million from the aforementioned exploration property farm out during the next twelve month period ending March 31, 2018.  With the transactions referred to above and if no additional sales of common stock under the ATM Program occur, we project we would end 2017 with a cash balance of $1.5 and end March 31, 2018 with a cash balance of $1.1 million based on the following forecasted expenditures during the next twelve months ending March 31, 2018.

•

Approximately $1.5 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to Santa Maria, Rodeo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities and property holding costs;

•	Approximately $3.5 million on general and administrative costs; and

•	Approximately $0.2 million on other working capital, primarily related to a decrease in accounts payable during the twelve month period.

The actual amount that we spend during the remainder of 2017 and the first quarter of 2018 and the projected cash balances at December 31, 2017 and March 31, 2018 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Santa Maria and Rodeo. Moreover, if revenues from our oxide plant lease are less than anticipated, we may reduce our planned expenditures accordingly.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant and prior asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended March 31, 2017.

Recent Accounting Pronouncements

3.     New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  For us, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have adopted ASU 2016-09 beginning in the first quarter of 2017. We do not expect the adoption of ASU 2016-09 to materially change our current accounting methods and therefore we do not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. As our current accounting practices per the guidance of ASC 605 are comparable to the requirements of ASU 2016-08, we do not expect the adoption of this update to result in a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for us in the first quarter of 2019. We do not anticipate early adoption. We do not expect the adoption of ASU 2016-02 to materially change our current accounting methods and therefore the we do not expect the adoption to have a material impact on our consolidated financial position or results of operations.

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

In May 2014, FASB and the International Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. ASU 2014-09 was originally effective December 15, 2016 but ASU 2015-14 deferred the effective date by one year.  As are current accounting practices per the guidance of ASU 2014-09 are comparable to the requirements of ASU 2014-09, we do not expect the adoption of this update to result in a material impact to our consolidated financial position or results of operations.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the oxide plant lease, including revenues and expected tailings expansion completion; the Santa Maria property, including the PEA results (including life of mine and production expectations), and other expectations regarding the project, including mining and exploration plans and cost expectations; the Rodeo property, including mineralized material estimates based on two potential processing scenarios, and the Company's general expectations regarding the Rodeo deposit and cost expectations; anticipated 2017 income and expenditures; expected need for external financing; costs and expectations related to our El Quevar project; and statements concerning our financial condition, business strategies and business and legal risks.

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

•	Volatility in the market price of our common stock; and
•	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and item 1A of this Report on Form 10-Q.

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

Cautionary Statement Regarding Mineralized Material

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the Rodeo property or any deposits at our other exploration properties, will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first quarter 2017, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the quarter ended March 31, 2017, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	May 8, 2017	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 8, 2017	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer