Form 10-Q
period 2017-06-30
Golden Minerals Co
filed 2017-08-08
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

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

AT AUGUST 8, 2017, 91,842,362 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2017	2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 3)	$2,726	$2,588
Short-term investments (Note 3)	231	334
Trade receivables	473	380
Inventories, net (Note 5)	281	245
Value added tax receivable, net (Note 6)	185	5
Related party receivable (Note 20)	—	643
Prepaid expenses and other assets (Note 4)	650	578
Total current assets	4,546	4,773
Property, plant and equipment, net (Note 7)	8,709	9,235
Total assets	$13,255	$14,008

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 8)	$1,400	$1,224
Other current liabilities	26	24
Total current liabilities	1,426	1,248
Asset retirement and reclamation liabilities (Note 9)	2,402	2,434
Warrant liability - related party (Note 11)	813	976
Warrant liability (Note 11)	721	922
Other long term liabilities	55	66
Total liabilities	5,417	5,646

Commitments and contingencies (Note 18)

Equity (Note 13)
Common stock, $.01 par value, 200,000,000 and 100,000,000 shares authorized; 90,031,347 and 89,020,041 shares issued and outstanding, respectively	899	889
Additional paid in capital	496,194	495,455
Accumulated deficit	(489,207)	(488,037)
Accumulated other comprehensive (loss) income	(48)	55
Shareholders' equity	7,838	8,362
Total liabilities and equity	$13,255	$14,008

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 14)	$1,692	$1,576	$3,336	$3,039
Total revenue	1,692	1,576	3,336	3,039
Costs and expenses:
Oxide plant lease costs (Note 14)	(548)	(455)	(1,085)	(929)
Exploration expense	(457)	(1,162)	(991)	(1,938)
El Quevar project expense	(192)	(210)	(341)	(373)
Velardeña shutdown and care and maintenance costs	(369)	(546)	(719)	(1,133)
Administrative expense	(872)	(1,026)	(1,898)	(2,244)
Stock based compensation	(242)	(539)	(307)	(571)
Reclamation expense	(48)	(46)	(97)	(97)
Other operating income, net (Note 7)	705	205	862	244
Depreciation and amortization	(130)	(421)	(318)	(971)
Total costs and expenses	(2,153)	(4,200)	(4,894)	(8,012)
Loss from operations	(461)	(2,624)	(1,558)	(4,973)
Other income and (expense):
Interest expense (Note 10)	—	(72)	—	(515)
Interest and other income (Note 15)	4	32	22	35
Warrant derivative gain (loss) (Note 16)	425	(1,096)	363	(2,276)
Derivative loss (Note 16)	—	(130)	—	(778)
Gain (loss) on debt extinguishment (Note 10)	—	13	—	(1,653)
(Loss) gain on foreign currency	(3)	(38)	3	(42)
Total other income (expense)	426	(1,291)	388	(5,229)
Loss from operations before income taxes	(35)	(3,915)	(1,170)	(10,202)
Income tax benefit	—	26	—	26
Net loss	$(35)	$(3,889)	$(1,170)	$(10,176)
Comprehensive loss, net of tax:
Unrealized (loss) gain on securities	(51)	89	(103)	171
Comprehensive loss	$(86)	$(3,800)	$(1,273)	$(10,005)
Net loss per common share — basic
Loss	$0.00	$(0.05)	$(0.01)	$(0.14)
Weighted average Common Stock outstanding - basic (1)	89,618,677	82,817,778	89,485,223	74,343,257

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(1,269)	$(3,774)
Cash flows from investing activities:
Proceeds from sale of assets	733	50
Capitalized costs and acquisitions of property, plant and equipment	—	(20)
Net cash from investing activities	$733	$30
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	674	3,599
Net cash from financing activities	$674	$3,599
Net increase (decrease) in cash and cash equivalents	138	(145)
Cash and cash equivalents, beginning of period	2,588	4,077
Cash and cash equivalents, end of period	$2,726	$3,932

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued and shares issued for vested stock awards	317,968	2	250	—	—	252
Shares issued on conversion of Sentient Note (Note 10)	27,366,740	273	6,944	—	—	7,217
Registered offering common stock, net and warrants (Note 13)	8,000,000	80	3,519	—	—	3,599
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	182	182
Net loss	—	—	—	(10,659)	—	(10,659)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362
Stock compensation accrued	—	—	75	—	—	75
Shares issued under the at-the-market offering agreement (Note 13)	1,011,306	10	664	—	—	674
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(103)	(103)
Net loss	—	—	—	(1,170)	—	(1,170)
Balance, June 30, 2017	90,031,347	$899	$496,194	$(489,207)	$(48)	$7,838

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

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $2.0 million in related shutdown costs for employee severance, net working capital obligations, and other shutdown expenditures during the year ended December 31, 2016 and $0.7 million in care and maintenance costs for the six months ended June 30, 2017 and expects to incur approximately $0.4 million in quarterly care and maintenance costs while mining and processing remain suspended.

The Company has retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.  The oxide plant began processing material for the third party in mid-December 2015, and the Company expects to receive net cash flow under the lease of approximately $4.7 million in 2017.  During March 2017, the third party exercised its right to extend the lease through December 31, 2018. On August 2, 2017, the Company granted the third party an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price (see Note 21). The retained employees also include an exploration group and an operations and administrative group, led by a newly appointed general manager of Mexico operations to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña and other Mexican assets.

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

2.     New Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”).  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. For the Company, ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period.  If adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes the interim period.  The Company currently reports the fair value of its 2012 and 2014 warrants (see Notes 11 and 13) as liabilities on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price and the number of warrant shares outstanding in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  The Company is currently evaluating whether the scope exception under ASU 2017-11 applies to the 2012 and 2014 warrants and whether the warrants should no longer be classified as liabilities but rather in equity.  The Company had recorded a “Warrant liability” of $1.5 million on its Condensed Consolidated Balance Sheets as of June 30, 2017 and reported a “Warrant derivative gain” of $0.4 million for the six months ended June 30, 2017 on its Condensed Consolidated Statements of Operation and Comprehensive Loss.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company does not anticipate early adoption. The Company does not expect the adoption of ASU 2016-02 to materially change the amounts related to leases that are currently recorded and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our consolidated financial position and results of operations.

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

The following tables summarize the Company’s short-term investments at June 30, 2017 and December 31, 2016:

		Estimated	Carrying
June 30, 2017	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$275	$231	$231
Total available for sale	275	231	231
Total short term	$275	$231	$231
December 31, 2016
Investments:
Short-term:
Available for sale common stock	$275	$334	$334
Total available for sale	275	334	334
Total short term	$275	$334	$334

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

4.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Prepaid insurance	$308	$296
Deferred offering costs	137	153
Recoupable deposits and other	205	129
	$650	$578

The deferred offering costs are related to the ATM Program discussed in detail in Note 13.

5.     Inventories, net

Inventories at the Velardeña Properties at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Material and supplies	$281	$245
	$281	$245

The material and supplies inventory at June 30, 2017 and December 31, 2016 is reduced by a $0.2 million obsolescence charge reflected in shutdown and care and maintenance costs.

6.     Value Added Tax Receivable, Net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At June 30, 2017, the Company has also recorded approximately $15,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

Following the end of June 30, 2017, the Company received a refund of approximately $0.2 million from the government of Argentina for VAT paid in that country during 2011 and 2012. Because of uncertainties relating to collectability of the taxes the Company had recorded a full valuation allowance against the VAT receivable at the time the taxes were paid. At June 30, 2017, the Company reversed $0.2 million of the valuation allowance and recorded a VAT receivable of $0.2 million with a corresponding gain in “Other operating income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

7.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Mineral properties	$9,352	$9,352
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,221	4,386
Mining equipment and machinery	16,055	16,351
Other furniture and equipment	952	952
Asset retirement cost	865	992
	34,163	34,751
Less: Accumulated depreciation and amortization	(25,454)	(25,516)
	$8,709	$9,235

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties. The decrease in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 9.

In August 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 20). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017. The Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  The Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

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

In April 2016, the Company entered into an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million. Santacruz paid the Company $0.2 million on signing the agreement, and another $0.2 million and $0.3 million in October 2016 and May 2017 respectively.  To maintain its option and acquire the Zacatecas Properties, Santacruz must pay the Company an additional $0.3 million and $0.5 million in October 2017 and April 2018 respectively.  Santacruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santacruz fails to make a payment when due.

8.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Accounts payable and accruals	$287	$344
Accrued employee compensation and benefits	1,113	880
	$1,400	$1,224

June 30, 2017

Accounts payable and accruals at June 30, 2017 consist primarily of $0.1 million due to contractors and suppliers and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a VAT payable that is not an offset to the VAT receivable.

Accrued employee compensation and benefits at June 30, 2017 consist of $0.3 million of accrued vacation payable and $0.8 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties, and $0.6 million is related to the Key Employee Long-Term Incentive Plan (“KELTIP”) (see Note 13).

December 31, 2016

Accounts payable and accruals at December 31, 2016 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2016 consist of $0.3 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable, of which $0.2 million is related to activities at the Velardeña Properties and $0.3 million is related to the KELTIP (see Note 13).

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2017, the Company recognized approximately $97,000 of accretion expense and approximately $4,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Beginning balance	$2,380	$2,480

Changes in estimates, and other	(128)	(293)
Accretion expense	97	50
Ending balance	$2,349	$2,237

The decreases in the ARO recorded during the 2017 and 2016 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

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

The Company adjusted the recorded value of the Sentient Loan at the first partial conversion date and at March 31, 2016 to reflect the amortization of the loan discount and loan costs, shown as “Interest expense” in the Consolidated Statements of Operations and Comprehensive Loss. For the six months ended June 30, 2016, the Company recorded a total noncash loss on debt extinguishment of $1.7 million reflecting the difference between the value of the shares issued to Sentient as a result of the February 11, 2016 conversion and the recorded value of the Sentient Loan, including related loan costs, loan discount and embedded derivative eliminated at the conversion date. The Company marked-to-market the embedded derivative at the February 11, 2016 conversion date and recorded a total derivative loss of $0.8 million for six months ended June 30, 2016 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

At June 10, 2016, the Sentient Note had been fully converted and the Company had no outstanding debt at June 30, 2017 or December 31, 2016.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at June 30, 2017 and December 31, 2016, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2017
Assets:
Cash and cash equivalents	$2,726	$—	$—	$2,726
Trade accounts receivable	469	—	—	469
Trade accounts receivable - related party	4	—	—	4
Short-term investments	231	—	—	231
	$3,430	$—	$—	$3,430

Liabilities:
Warrant liability - related party	$—	$—	$813	$813
Warrant liability	—	—	721	721
	$—	$—	$1,534	$1,534

At December 31, 2016
Assets:
Cash and cash equivalents	$2,588	$—	$—	$2,588
Trade accounts receivable	380	—	—	380
Trade accounts receivable - related party	643	—	—	643
Short-term investments	334	—	—	334
	$3,945	$—	$—	$3,945
Liabilities:
Warrant liability - related party	$—	$—	$976	$976
Warrant liability	—	—	922	922
	$—	$—	$1,898	$1,898

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy and are related to the lease of the oxide plant, valued per the terms of the lease rates per the plant lease agreement, and to the sale of mining equipment, based on the terms of the sales agreement.

The Company’s short-term investments consist of the available for sale common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 3).

At June 30, 2017 and December 31, 2016, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 13). The Company assesses the fair value of its warrant liability at the end of each reporting period, with changes in the value recorded as “Warrant derivative (loss) gain” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The warrant liability has been recorded at fair value as of June 30, 2017, and December 31, 2016.  At December 31, 2016, fair value was based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants.  At June 30, 2017, the valuation was based on a Black Scholes model using similar parameters established by the third-party expert in its valuation performed at December 31, 2016.

In addition to the warrant exercise prices (see Note 13) other significant inputs to the warrant valuation model at June 30, 2017 and December 31, 2016 included the following:

	June 30,	December 31,
	2017	2016
Company's ending stock price	$0.56	$0.58
Company's stock volatility	110%	110%
Applicable risk free interest rate	1.39%	1.39%

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

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Warrant Liabilities
(in thousands)
Ending balance at December 31, 2016	$1,898
Change in estimated fair value	(364)
Ending balance at June 30, 2017	$1,534

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2016 or June 30, 2017.

12.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the three months ended June 30, 2017 and 2016 respectively the Company did not recognize any income tax benefit or expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of June 30, 2017 and as of December 31, 2016, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at June 30, 2017 or December 31, 2016.

13.     Equity

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares.  The ATM Agreement will remain in full force and effect until the earlier of December 31, 2018, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the ATM Agreement will be made in Canada. The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $109,000 in connection with establishing the ATM Program.  Such costs have been deferred and will be amortized to equity as sales are completed under the ATM Program. At June 30, 2017, the unamortized costs appear on the accompanying Consolidated Balance Sheets as “Prepaid expense and other assets”.

During the six months ended June 30, 2017 the Company sold an aggregate of approximately 1,011,000 common shares under the ATM Program at an average price of $0.70 per common share for gross proceeds of approximately $712,000. The Company paid cash commissions and other nominal transaction fees to Wainwright totaling $16,000 or 2.2% of the gross proceeds and amortized approximately $22,000 of deferred accounting, legal and regulatory costs resulting in a net amount of approximately $674,000 that has been recorded as equity in the Condensed Consolidated Balance Sheets.  During the six months ended June 30, 2017 the Company also incurred approximately $15,000 in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2017 and the changes during the six months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2016	100,000	$0.63
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2017	100,000	$0.63

For the six months ended June 30, 2017 the Company recognized approximately $15,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $48,000 over the next thirty months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2017 and the changes during the six months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2016	95,810	$8.02
Granted during the period	—	—
Forfeited or expired during period	—	—
Exercised during period	—	—
Outstanding at June 30, 2017	95,810	$8.02
Exercisable at end of period	95,810	$8.02
Granted and vested	95,810	$8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2017 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2016	1,607,317	$1.28
Granted during the period	280,000	0.48
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2017	1,887,317	$1.16

For the six months ended June 30, 2017 the Company recognized approximately $60,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $120,000 over the next 10 months.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s 2009 Equity Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company. The KELTIP Units are recorded as a liability, included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets. On May 23, 2017 and May 19, 2016, the Company awarded 435,000 and 585,000 KELTIP Units respectively, to two officers of the Company and recorded approximately $0.2 million and $0.3 million respectively, of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  The KELTIP Units are marked to market at the end of each reporting period and for the six months ended June 30, 2017 the Company recognized approximately $23,000 of additional compensation expense. There were 1,020,000 and 585,000 KELTIP Units outstanding at June 30, 2017 and at December 31, 2016, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2017 and the changes during the six months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2016	17,578,950	$2.17
Granted during period	—	—
Dilution adjustment	52,674
Expired during period	—
Exercised during period	—
Outstanding at June 30, 2017	17,631,624	$2.17

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

Pursuant to the anti-dilution clauses in the September 2012 and 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the September 2014 registered public offering and private placement, the conversion of the Sentient Note, the May 2016 Offering and private placement and the ATM Program. As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 warrants has increased from the original 3,431,649 shares to 6,168,709 shares (2,737,060 share increase) and the exercise price has been reduced from the original $8.42 per share to $4.68 per share. The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,462,915 shares (716,915 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.87 per share.

At June 30, 2017, the total liability recorded for the 2012 and 2014 warrants was approximately $1.5 million, consisting of approximately $1.5 million for the 2014 warrants and $5,000 for the 2012 warrants. The warrant liability has been recorded at fair value as of June 30, 2017, based primarily on a Black Scholes model, which falls within Level 3 of the fair value hierarchy (see Note 11).

14.     Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the six months ended June 30, 2017 the Company recorded revenue of approximately $3.3 million and related costs of approximately $1.1 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent".  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

For the six months ended June 30, 2016 the Company recorded revenue of approximately $3.0 million and related costs of approximately $0.9 million associated with the lease of the Velardeña Properties oxide plant.

15.     Interest and Other Income

For the six months ended June 30, 2017 and 2016 the Company had only a nominal amount of interest and other income.  The 2017 amount is primarily related to interest on amounts receivable from the sale of mining equipment as discussed in Note 7.

16.     Derivative Loss

During the six months ended June 30, 2017 the Company recorded approximately $0.4 million of warrant derivative gain related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 13).  During the six months ended June 30, 2016 the Company recorded approximately $2.3 million of warrant derivative loss related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock. The warrant liability has been recorded at fair value based on the Black Scholes model as of June 30, 2017, and primarily on a valuation performed by a third-party expert using a Monte Carlo simulation for December 31, 2016, both of which fall within Level 3 of the fair value hierarchy (see Note 11). The third party valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants. Significant inputs to the third party valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods.  Significant inputs to the Black Scholes model included inputs developed in the third party valuation model.

During the six months ended June 30, 2016 the Company recorded approximately $0.8 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan (see Note 10). The derivative liability was recorded at fair value at June 30, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 11).  Significant inputs to the valuation model included: 1) future variations in the Company’s stock price, and 2) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price. At June 30, 2017 and December 31, 2016 the Sentient Loan had been fully converted.

17.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,170)	$(10,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	318	971
Accretion of asset retirement obligation	97	97
Asset write off	—	34
Gain on reduction of asset retirement obligation	(56)	—
Gain on sale of assets	(596)	(45)
Amortization of deferred loan costs	—	57
Warrant liability fair market adjustment	(363)	2,276
Derivative liability fair market adjustment	—	778
Accretion of loan discount	—	372
Loss on debt extinguishment	—	1,653
Deferred income taxes	—	(26)
Stock compensation	307	571
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	525	(112)
(Increase) decrease in prepaid expenses and other assets	(47)	3
(Increase) decrease in inventories	(36)	40
(Increase) decrease in value added tax recoverable, net	(187)	347
Increase in accrued interest payable net of amounts capitalized	—	85
Decrease in deferred revenue	—	(500)
Decrease in reclamation liability	(3)	(8)
Decrease in accounts payable and accrued liabilities	(47)	(183)
Decrease in deferred leasehold payments	(11)	(8)
Net cash used in operating activities	$(1,269)	$(3,774)

18.     Commitments and Contingencies

At June 30, 2017 and December 31, 2016, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2016.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
June 30, 2017	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,692	$548	$35	$381	$(877)		$—
Corporate, Exploration & Other	—	—	95	1,510	912		—
	$1,692	$548	$130	$1,891	$35		$—

Six Months Ended
June 30, 2017
Velardeña Properties	$3,336	$1,085	$126	$738	$(1,651)	$7,326	$—
Corporate, Exploration & Other	—	—	192	3,211	2,821	5,929	—
	$3,336	$1,085	$318	$3,949	$1,170	$13,255	$—

Three Months Ended
June 30, 2016
Velardeña Properties	$1,576	$455	$313	$779	$33		$19
Corporate, Exploration & Other	—	—	108	2,444	3,882		1
	$1,576	$455	$421	$3,223	$3,915		$20

Six Months Ended
June 30, 2016
Velardeña Properties	$3,039	$929	$733	$1,589	$244	$7,111	$19
Corporate, Exploration & Other	—	—	238	4,378	9,958	8,332	1
	$3,039	$929	$971	$5,967	$10,202	$15,443	$20

20.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

In August 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 7), in a transaction approved by the Company’s Audit Committee and Board of Directors. At June 30, 2017 Sentient holds approximately 46% of the Company’s 90.0 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August 2016, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

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

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the six months ended June 30, 2017 the Company charged Minera Indé approximately $90,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

21.     Subsequent Event

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million upfront cash payment and the purchase of $1.0 million, or approximately 1.8 million shares of the Company’s common stock (the “Consideration Shares”), issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price.  The option and lease extension were memorialized in (i) an Option Agreement dated August 2, 2017 among the Company and Hecla Mining Company (the “Option Agreement”), and (ii) a Second Amendment to Master Agreement and Lease Agreement dated August 2, 2017 among Minera William S.A. de C.V., an indirect subsidiary of the Company, and Minera Hecla S.A.  de C.V., an indirect subsidiary of Hecla Mining Company (the “Second Amendment”). Under the Second Amendment, Hecla must exercise the option to extend the lease no later than October 3, 2018.  All of the fixed fees and throughput related charges remain the same as under the original lease.  Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.  Pursuant to the Second Amendment, Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice.  Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

The Consideration Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder.  Under the terms of the Option Agreement, the Company agreed to register with the SEC the resale of the Consideration Shares.  The agreement requires that the Company use its commercially reasonable efforts to file a registration statement with the SEC and have it declared effective no later than six months from the date of issuance of the Consideration Shares.

The Company expects to recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Other operating income” in the Condensed Consolidated Statements of Operation and Comprehensive Loss.  The $1.0 million received for the Consideration Shares, net of any direct charges, will be recorded as equity in the Condensed Consolidated Balance Sheets for the quarter ended September 30, 2017.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the six months ended June 30, 2017, our principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the six months ended June 30, 2017 and 2016.

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

Highlights for the Six Months Ended June 30, 2017

Velardeña Oxide Plant Lease Agreement

In July 2015, we leased our Velardeña oxide plant to a wholly-owned subsidiary of Hecla Mining Company for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, and in the third quarter 2016, the lease was extended through June 2017. The 2016 extension included an agreement under which Hecla would construct, at its cost, certain tailings expansion facilities to accommodate Hecla's increased use of tailings capacity in excess of an agreed amount, while preserving flexibility for future tailings expansions. The tailings expansion work began in early 2017 and is now completed. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla had the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018.  On March 24, 2017, Hecla exercised its right to extend the lease until December 31, 2018.

On August 2, 2017, we granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million cash payment and the purchase of  $1.0 million, or approximately 1.8 million shares of the Company’s common stock issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price.  Hecla must exercise the option to extend the lease no later than October 3, 2018.  All of the fixed fees and throughput related charges remain the same as under the original lease.  Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.  Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice.  Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the six months ended June 30, 2017, Hecla processed approximately 68,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $3.3 million, comprised of approximately $1.5 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $1.8 million. We incurred costs of approximately $1.1 million related to the services we provide under the lease and reported a net operating margin of approximately $2.3 million during the first six months of 2017.  Hecla has been processing material near the intended approximately 400 tonnes per day rate during 2017. At this rate, we expect net cash payments to us, net of reimbursable costs, should total approximately $0.4 million per month, including variable and fixed fees, or nearly $4.8 million annually.

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

In March 2017, a preliminary economic assessment (“PEA”) was completed on our behalf by the engineering firm Tetra Tech, prepared pursuant to Canadian National Instrument 43-101, based on an updated estimate of mineralized material. The PEA presents a base case assessment of developing Santa Maria’s mineral deposit.  The PEA contemplates a 38-month underground mining operation at a mining rate of 200 tonnes per day using a combination of cut and fill and other mining techniques, and custom milling at a local third-party flotation mill.  Based on the assumptions in the PEA, we believe there may be potential to develop a small mining operation at Santa Maria.

We have the right to acquire the Santa Maria property under an option agreement.  The option agreement requires an additional approximately $0.7 million to be paid to acquire 100% of the Santa Maria property.  Minimum payments of $0.1 million are due every six months in April and October and the minimum payments for 2017 have already been paid to the property owner. In addition, until the total due under the option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities at the property, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.

We completed the necessary environmental study necessary to obtain the permit to operate the Santa Maria underground mine under the general plan presented in the Santa Maria PEA.  We have also received the permit necessary for step-out drilling on strike along the Santa Maria vein.  In the third quarter of 2017 we plan to begin a 2000 meter 10 hole drill program from surface.  We have recently acquired three additional claims totaling approximately 77 hectares on strike and downdip along the vein system.  The additional ground acquired adds significantly to the expansion potential of the existing deposit, which will be tested in the upcoming drill program. We have the right to acquire the three additional claims by paying $0.7 million over four years.  The claims will be subject to a 2% net smelter return (“NSR”) royalty on production.

Rodeo

During 2016, we completed a 2,080-meter core drilling program at the Rodeo property, approximately 80 kilometers west of the Velardeña Properties in Durango Mexico. The results from the program revealed a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width.  The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length.  During January 2017, the engineering firm of Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to Canadian National Instrument 43-101.  We believe this material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, currently set to expire December 31, 2020.

We have received confirmation of good gold and silver metallurgical recoveries for milled material in initial test work.  Bottle roll cyanide leach testing of the high-grade samples resulted in gold extractions of 80 to 86 percent.  The gold extraction is size dependent with the lowest extraction at a grind of 100 mesh and the highest extraction at a grind of 200 mesh. Silver extractions ranged from 72 to 76 percent for all tests. The gold and silver readily leached from the samples within 24 hours.  Reagent consumption averaged 1.7 kilograms per metric tonne (“kg/mt”) for sodium cyanide and 9.8 kg/mt for lime.  Test work also indicates that the material is not suitable for gold and silver recovery by heap leaching.

In 2017 we plan to continue to evaluate the economics of mining the deposit using open pit techniques and processing the material at our Velardeña oxide plant following the termination of the lease of the plant to Minera Hecla.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100%-owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company, related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the first three years of the agreement. Electrum would serve as manager of the joint venture. If we elect not to contribute to additional exploration or development expenditures after the initial earn-in period, Electrum, at its option, would have the right to earn an additional 20% interest in the Celaya project, for a total interest of 80%, by incurring an additional $2.5 million of exploration or development expenditures over a second three-year period. Following the second earn-in period we would have the right to maintain our 20% interest or our interest ultimately could be converted into a 10% net profits interest.

Electrum Global Holdings’ Mexican subsidiary, Minera Adularia, has completed 5600 meters of drilling on the property in seven drill holes in their ongoing drill program.  Results to date show intercepts of epithermal quartz vein mineralization with grades for gold, silver, lead and zinc that warrant further drill testing.  In three of the seven holes, intercepts of quartz vein material carry gold and silver grades that are within the range of economic interest, if sufficient volumes can be found in a configuration amenable to exploitation.

Other Exploration

In April 2016, we entered into an option agreement under which Santacruz Silver Mining Ltd. may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico for a series of payments totaling $1.5 million.  Santacruz paid the Company $0.2 million on signing the agreement and additional payments of $0.2 million and $0.3 million in October 2016 and May 2017, respectively.  In order to maintain its option and acquire the Zacatecas Properties, Santacruz is required to pay additional amounts of $0.3 million and $0.5 million due in October 2017 and April 2018, respectively.  Santacruz has the right to terminate the option agreement at any time, and the agreement will terminate if Santacruz fails to make a payment when due.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six months ended June 30, 2017 to the results from operations for the three and six months ended June 30, 2016.

Three Months Ended June 30, 2017

Revenue from oxide plant lease. We recorded revenue of $1.7 million and $1.6 million during the three months ended June 30, 2017 and 2016, respectively, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $0.5 million of costs related to the oxide plant lease during each of the three-month periods ended June 30, 2017 and 2016. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Santa Maria and Rodeo properties, property holding costs and allocated administrative expenses, totaled $0.5 million for the three months ended June 30, 2017, as compared to $1.2 million for the three months ended June 30, 2016. Exploration expense for both years was incurred primarily in Mexico. The higher exploration expenses in 2016 are primarily related to test mining activity occurring at the Santa Maria property in 2016 and drilling at the San Luis Cordero property.

Velardeña shutdown and care and maintenance costs.  We recorded $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The 2016 expense included certain one-time repair and maintenance costs associated with the plant shut down.

El Quevar project expense. During the three months ended June 30, 2017 and 2016 we incurred $0.2 million of expenses each period, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina.

Administrative expense.    Administrative expenses totaled $0.9 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.9 million of administrative expenses we incurred during the second quarter 2017 is comprised of $0.4 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. The $1.0 million of administrative expenses we incurred during the second quarter 2016 is comprised of $0.4 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended June 30, 2017 and 2016 we incurred approximately $0.2 million and $0.5 million, respectively, of stock based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2017 and 2016 second quarter stock based compensation amounts include $0.2 million and $0.4 million, respectively, related to KELTIP grants made to two officers (see Note 13 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During the three months ended June 30, 2017 and 2016 we incurred approximately $48,000 and $46,000 of reclamation expense, respectively, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.7 million and $0.2 million of other operating income for the three months ended June 30, 2017 and 2016, respectively. The net amount for both periods consists primarily of net gains related to the sale of certain assets and non-strategic exploration properties. The operating income for the three months ended June 30, 2017 also includes $0.2 million for a refund of Argentina value added tax paid in prior years (see Note 6).

Depreciation, depletion and amortization. During the three months ended June 30, 2017 and 2016 we incurred depreciation, depletion and amortization expense of $0.1 million and $0.4 million, respectively. The decrease in depreciation, depletion and amortization expense during the 2017 period is primarily the result of certain equipment at our Velardeña Properties having been fully depreciated.

Interest and other income. We recorded a nominal amount of interest and other income for the three months ended June 30, 2017, including accrued interest related to the sale of equipment to Minera Indé discussed above.  During the three months ended June 30, 2016 we recorded only a nominal amount of interest and other income primarily related to cash balances held in banks.

Warrant derivative (loss) gain. During the three months ended June 30, 2017 we recorded a gain of approximately $0.4 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s common stock. During the three months ended June 30, 2016 we recorded a loss of approximately $1.1 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 11 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the three months ended June 30, 2016 we recorded a $0.1 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note, which constitutes an imbedded derivative (see Note

11 of our consolidated financial statements filed as part of this Form 10-Q). There were no such amounts recorded for the three months ended June 30, 2017 as the Sentient Note was fully converted and no longer outstanding as of June 30, 2016.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss and gain for the three months ended June 30, 2017 and 2016 respectively.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended June 30, 2017 and recorded a nominal income tax benefit for the three months ended June 30, 2016.

Six Months Ended June 30, 2017

Revenue from oxide plant lease. We recorded revenue of $3.3 million and $3.0 million during the six months ended June 30, 2017 and 2016, respectively, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $1.1 million and $0.9 million of costs related to the oxide plant lease during the six-month periods ended June 30, 2017 and 2016, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration Expense. Our exploration expense, including work at the Santa Maria and Rodeo properties, property holding costs and allocated administrative expenses, totaled $1.0 million for the six months ended June 30, 2017, as compared to $1.9 million for the six months ended June 30, 2016. Exploration expense for both years was incurred primarily in Mexico. The higher exploration expenses in 2016 are primarily related to test mining activity occurring at the Santa Maria property in 2016 and drilling at the San Luis Cordero property.

Velardeña shutdown and care and maintenance costs.  We recorded $0.7 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The 2016 expense included certain one-time repair and maintenance costs associated with the plant shut down.

El Quevar project expense. During the six months ended June 30, 2017 and 2016 we incurred $0.3 million and $0.4 million, respectively, primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina.

Administrative expense.    Administrative expenses totaled $1.9 million for the six months ended June 30, 2017 compared to $2.2 million for the six months ended June 30, 2016. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.9 million of administrative expenses we incurred during the six months ended June 30, 2017 is comprised of $0.7 million of employee compensation and directors’ fees, $0.6 million of professional fees and $0.6 million of insurance, rents, travel expenses, utilities and other office costs. The $2.2 million of administrative expenses we incurred during the six months ended June 30, 2016 is comprised of $0.7 million of employee compensation and directors’ fees, $0.8 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the six months ended June 30, 2017 we incurred $0.3 million of expense related to stock based compensation compared to $0.6 million for six months ended June 30, 2016. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2017 and 2016 six-month stock based compensation amounts include $0.2 million and $0.4 million, respectively, related to KELTIP grants made to two officers (see Note 13 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During each of the six months ended June 30, 2017 and 2016 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.9 million and $0.2 million of other operating income for the six months ended June 30, 2017 and 2016, respectively. The net amount for the 2017 period consists primarily of net gains related to the sale of equipment to Minera Indé discussed above, a gain related to the reduction of the asset retirement obligation liability at our Velardeña Properties and the sale of certain assets and non-strategic exploration properties. The net amount for the 2016 period is primarily related to the sale of certain assets and non-strategic exploration properties.  The operating income for the six months ended June 30, 2017 also includes $0.2 million for a refund of Argentina value added tax paid in prior years (see Note 6).

Depreciation, depletion and amortization. During the six months ended June 30, 2017 we incurred depreciation, depletion and amortization expense of $0.3 million compared to $1.0 million for the six months ended June 30, 2016. The decrease in depreciation, depletion and amortization expense during the 2017 period is primarily the result of certain equipment at our Velardeña Properties having been fully depreciated.

Interest and other income. We recorded a nominal amount of interest and other income for the six months ended June 30, 2017, including accrued interest related to the sale of equipment to Minera Indé discussed above.  During the six months ended June 30, 2016 we recorded only a nominal amount of interest and other income primarily related to cash balances held in banks.

Warrant derivative (loss) gain. During the six months ended June 30, 2017 we recorded a gain of approximately $0.4 million related to a decrease in the fair value of the liability recorded for warrants to acquire the Company’s common stock. During the six months ended June 30, 2016 we recorded a loss of approximately $2.3 million related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 11 of our consolidated financial statements filed as part of this Form 10-Q).

Derivative loss. For the six months ended June 30, 2016 we recorded a $0.8 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note, which constitutes an imbedded derivative (see Note 11 of our consolidated financial statements filed as part of this Form 10-Q). There were no such amounts recorded for the six months ended June 30, 2017 as the Sentient Note was fully converted and no longer outstanding as of June 30, 2016.

Loss on foreign currency. We recorded a nominal foreign currency gain and loss for the six months ended June 30, 2017 and 2016 respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the six months ended June 30, 2017. We recorded a nominal income tax benefit for the six months ended June 30, 2016 related to mark-to-market held for sale investment gains recorded as other comprehensive income.

Liquidity, Capital Resources and Going Concern

At June 30, 2017, our aggregate cash and cash equivalents totaled $2.7 million, $0.1 million greater than the $2.6 million in similar assets held at December 31, 2016. The net increase is due in part from the following expenditures and cash inflows for the six months ended June 30, 2017.  Expenditures totaled $4.2 million from the following:

•	$1.0 million in exploration expenditures, including work at the Santa Maria and Rodeo properties;

•	$0.7 million in shutdown and care and maintenance costs at the Velardeña Properties;

•	$0.3 million in care and maintenance and property holding costs at the El Quevar project;

•	$1.9 million in general and administrative expenses; and

•	$0.3 million from an increase in working capital primarily related to trade accounts receivable and prepaid insurance.

The foregoing expenditures were offset by cash inflows of $4.3 million from the following:

•	$2.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$0.8 million from final payments related to the sale of excess mining equipment to Minera Indé;

•	$0.7 million of net proceeds received from the issuance of our common stock under the ATM Program;

•	$0.3 million from the farm out of certain nonstrategic mineral claims to Santacruz: and

•	$0.2 million of net proceeds from the sale of other nonstrategic exploration properties and mining equipment.

In addition to our $2.7 million cash balance at June 30, 2017, in August 2017 we expect to receive $2.0 million from granting Hecla an option to extend the Velardeña oxide plant lease for an additional period of up to two years ending no later than December 31, 2020, including $1.0 million that will be paid in exchange for the issuance of approximately 1.8 million shares of common stock of the Company.  We also expect to receive approximately $4.8 million in net operating margin from the lease of the oxide plant and $0.8 million from the aforementioned exploration property farm out during the next twelve month period ending June 30, 2018.  Also, in July 2017 we received $0.2 million from the refund of prior years’ value added taxes related to activities at the El Quevar project. With the transactions referred to above and if no additional sales of common stock under the ATM Program occur, we project we would end 2017 with a cash balance of approximately $4.0 and end June 30, 2018 with a cash balance of approximately $3.0 million based on the following forecasted expenditures during the next twelve months ending June 30, 2018.

•

Approximately $2.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and development costs relating to Santa Maria, Rodeo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $0.5 million at the El Quevar project to fund ongoing maintenance activities and property holding costs; and

•	Approximately $3.5 million on general and administrative costs;

The actual amount of cash that we receive or the expenditures that we incur during the remainder of 2017 and the first two quarters of 2018 and the projected cash balances at December 31, 2017 and June 30, 2018 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Santa Maria and Rodeo. Moreover, if revenues from our oxide plant lease are less than anticipated, we may reduce our planned expenditures accordingly.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant and prior asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended June 30, 2017.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU

2017-11”).  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. For us, ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period.  If adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes the interim period.  We currently report the fair value of our 2012 and 2014 warrants (see Notes 11 and 13 to the consolidated financial statements filed as part of this Form 10-Q) as liabilities on the balance sheet as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price and the number of warrant shares outstanding in the event we were to issue additional shares of our common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  We are currently evaluating whether the scope exception under ASU 2017-11 applies to the 2012 and 2014 warrants and whether the warrants should no longer be classified as liabilities but rather in equity.  We had recorded a “Warrant liability” of $1.5 million on our Condensed Consolidated Balance Sheets as of June 30, 2017 and reported a “Warrant derivative gain” of $0.4 million for the six months ended June 30, 2017 on our Condensed Consolidated Statements of Operation and Comprehensive Loss.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for us in the first quarter of 2019. We do not anticipate early adoption. We do not expect the adoption of ASU 2016-02 to materially change the amounts related to leases that are currently recorded and therefore the we do not expect the adoption to have a material impact on our consolidated financial position and results of operations.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the oxide plant lease, including revenues, receipt of full payment under the recently granted lease extension option and potential future tailings expansion; the Santa Maria property, including the PEA results (including life of mine and production expectations), and other expectations regarding the project, including future drilling plans and cost expectations; the Rodeo property, including the Company's general expectations regarding the Rodeo deposit and cost expectations; the Celaya property, including the Company’s general expectations for exploitation; our financial outlook for the remainder of 2017 and through the end of the second quarter 2018, including anticipated income and expenditures during those periods; expected need for external financing; costs and expectations related to our El Quevar project; and statements concerning our financial condition, business strategies and business and legal risks.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first six months of 2017, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the quarter ended June 30, 2017, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

GOLDEN MINERALS COMPANY

Date:	August 8, 2017	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	August 8, 2017	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer