Form 10-K
period 2017-12-31
Golden Minerals Co
filed 2018-03-02
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-13627

GOLDEN MINERALS COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	26-4413382
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Indiana Street, Suite 800
Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(303) 839-5060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE American

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

Large accelerated filer ☐ Accelerated filer ☐ Non accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $26,478,366, based on the closing price of the registrant’s common stock of $0.56 per share on the NYSE American on June 30, 2017. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2017 included all directors and officers and one shareholder that held approximately 46% of its outstanding common stock. The number of shares of common stock outstanding on February 27, 2018 was 91,929,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2017

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.  These statements include comments relating to our plans, expectations and assumptions concerning the oxide plant lease, including the expected term, anticipated revenues, and potential future tailings expansion; the El Quevar project, including timing and expectations of evaluation activities; the Santa Maria property, including the PEA results (including life of mine and production expectations), and other expectations regarding the project, including future drilling plans, timing of initial drill results, expansion potential for the existing deposit and general cost expectations; the Rodeo property, including the Company’s general evaluation plans and cost expectations; the Celaya property, including farm-out terms and possible future drill testing; the Mogotes property, including future drilling plans and evaluation activities; our financial outlook in 2018, including anticipated income and expenditures during the year; expected need for external financial and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

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

•Unfavorable results from exploration at the Santa Maria, Rodeo, Yoquivo, Mogotes or other exploration properties and whether we will be able to advance these or other exploration properties;

•Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities, the feasibility and economic viability and unexpected costs of maintaining the project, and whether we will be able to find a joint venture partner or secure adequate financing to further advance the project;

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the Velardeña Properties, the El Quevar, Santa Maria or Rodeo properties or any deposits at our other exploration properties, will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted. In addition, in this annual report on Form 10-K we also modify our estimates made in compliance with National Instrument 43-101 to conform to SEC Industry Guide 7 for reporting in the United States. Mineralized material is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the State of Durango, Mexico (the “Velardeña Properties”), the El Quevar advanced exploration silver property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico. The Velardeña Properties and the El Quevar advanced exploration property are our only material properties.

        We remain focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña processing plants. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico. We are also focused on evaluation activities at our El Quevar exploration property in Argentina, and are continuing our exploration efforts on selected properties in our portfolio of approximately 10 exploration properties located primarily in Mexico. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development, and mine operations. Our principal office is located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves at our Velardeña Properties or any of our other properties. In SEC Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable mineral reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Mineral reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

Prior to suspending mining and processing at the Velardeña Properties in November 2015, we had revenues from the sale of silver, gold, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2017, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. On September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”) and now own the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described below under “—Velardeña Properties”. Since the business combination with ECU, we have focused primarily on the further advancement and improvement of the Velardeña Properties, as well as identifying and establishing other mining opportunities with near term prospects.

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

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company focused in Mexico and Argentina. We also review strategic opportunities from time to time.

Velardeña Properties.    Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015 in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill when mining and processing plans and metals prices support a cash positive outlook for the property. We retained a core group of employees, most of whom have been assigned to operate the oxide plant, which is leased to a third party and not affected by the shutdown.

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

On August 2, 2017, we granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of our common stock issued at a price of $0.55 per share (the “Hecla Share Issuance”), which was the undiscounted 30-day volume weighted average stock price at the time of the option agreement. Hecla must exercise the option to extend the lease no later than October 3, 2018. All of the fixed fees and throughput related charges remain the same as under the original lease. Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility. Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice. Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2017, Hecla processed approximately 131,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $6.7 million, comprised of approximately $3.0 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $3.7 million. We incurred costs of approximately $2.1 million related to the services we provide under the lease for a net margin of $4.5 million during the year ended December 31, 2017. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2018, which would generate cash payments to us, net of reimbursable costs, of approximately $4.6 million during 2018. However, because Hecla has the right to terminate the lease on 60 days’ notice, there is no assurance that these amounts will be received.

El Quevar Project.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

Exploration Focus. We are focused on evaluating and searching for mining opportunities in North America (including Mexico) with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña processing plants. We are also continuing our exploration efforts on selected properties in our portfolio of approximately 10 exploration properties located primarily in Mexico. During the last two years, we have continued to focus on the Santa Maria mine west of Hildalgo de Parral, Chihuahua, including 4,000 meters of core drilling, acquired the right to purchase claims covering the Yoquivo District, Ocampo Municipality, Chihuahua through an option agreement and completed a 2,080 meter core drilling program at the Rodeo property.

During 2018 we plan to focus our exploration efforts primarily at our El Quevar silver project and on exploration and evaluation activities at Santa Maria, Yoquivo and other properties. We expect our expenditures for the exploration program in 2018 to be approximately $3.0 million.

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

We also own a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine, which we previously used to process oxide and mixed sulfide/oxide material from the Velardeña Properties. In July 2015, we leased the oxide plant to Hecla to process its own material through the plant for up to 42 months. Hecla began processing material at the plant in December 2015. In August 2017, we granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020. The option to extend the lease must be exercised no later than October 3, 2018. We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

Prior to shutdown, we trucked material from the Velardeña mines to the sulfide plant. In January 2012 we completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings for approximately four additional years at the average processing rate of 285 tonnes per day.   At the oxide plant, we completed the first stage of a new tailings pond during May 2013. The tailings expansion work began in early 2017 and is now completed.

Power for all of the mines and plants is provided through substations connected to the national grid. Water is provided for all of the mines by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently pumping from the three wells associated with the oxide plant which is more than sufficient for Hecla’s processing operations.

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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 30 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 895 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2017, we made such payments totaling approximately $69,000 and expect to pay approximately $70,000 in 2018.  We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

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

We hold water concessions in wells that provide water for the Velardeña Properties. In Mexico water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells.  In 2017 we made such payments totaling approximately $25,000 and expect to pay approximately the same amount in 2018. We are required to pay a fine to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. During 2017 we did not incur any over usage or under usage fines.

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

The following table shows the reduction in mineralized material reported in the Tetra Tech report that resulted from extraction and processing of mineralized material in 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016 or 2017.

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

Velardeña Properties Activities

In 2017 we incurred approximately $1.6 million in expenses related to shut down costs and maintenance at our Velardeña Properties as a result of the suspension of mining and processing activities in November 2015.  We retained a core group of employees, most assigned to operate the oxide plant that is leased to a third party and not affected by the shutdown. The retained employees also include an exploration group and an operations and administrative group to continue to advance our plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

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

 On August 2, 2017, we granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of our common stock issued at a price of $0.55 per share, which was the undiscounted 30-day volume weighted average stock price at the time of the option agreement. Hecla must exercise the option to extend the lease no later than October 3, 2018. All of the fixed fees and throughput related charges remain the same as under the original lease. Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility. Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice. Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2017, Hecla processed approximately 131,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $6.7 million, comprised of approximately $3.0 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $3.7 million. We incurred costs of approximately $2.1 million related to the services we provide under the lease and reported a net operating margin of approximately $4.5 million during the year ended December 31, 2017. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2018, which would generate cash payments to us, net of reimbursable costs, of approximately $4.6 million during 2018. However, because Hecla has the right to terminate the lease on sixty days’ notice, there is no assurance that these amounts will be received.

Mining and Processing

There were no mining or processing activities, other than the Hecla lease, at our Velardeña Properties in 2016 or 2017 as a result of the shutdown of the mining and sulfide processing activities in November 2015. We expect to incur approximately $0.4 million in quarterly holding costs for as long as mining and processing activities remain suspended.

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

Certain Laws Affecting Mining in Mexico

Mexico, officially the United Mexican States, is a federal constitutional republic in North America and bordered by the United States of America, Belize and Guatemala. Mexico is a federal democratic republic with 31 states and Mexico City. Each state has its own constitution and its citizens elect a governor, as well as representatives, to their respective state congresses. The President of Mexico is the head of the executive federal government. Executive power is exercised by the President, while legislative power is vested in the two chambers of the Congress of the Union. The three constitutional powers are the Judiciary, the Executive and the Legislature which are independent of each other.

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

Under the 2014 amendments to the federal corporate income tax law, titleholders of mining concessions are required to pay an annual special duty of 7.5% of their mining related profits. Titleholders of mining concessions also are required to pay a 0.5% special mining duty, or royalty, on an annual basis, on revenues obtained from the sale of silver, gold and platinum. Both the 7.5% annual special duty and the 0.5% duty are due at the end of March each year. The special duty of 7.5% is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest.  In calculating the special duty of 7.5%, there are no deductions related to depreciable costs from operational fixed assets, but exploration and prospecting depreciable costs are deductible when incurred.  Both duties are tax deductible for income tax purposes.

Mexico has several taxes in addition to income tax that are relevant to most business operations, including (i) the Value Added Tax (“VAT”); (ii) import duties; (iii) various payroll taxes; and (iv) statutorily entitled employee profit sharing (“PTU”).  In addition, annual mining concession fees are charged by the government.

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

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions.  We can purchase one half of the royalty for $1 million in the first two years of production.  The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid canon payment fees to the Argentine government of approximately $116,000 and $111,000 in 2016 and 2017, respectively. In 2018 we expect to pay approximately $93,000.

The following El Quevar mine concessions are identified below by name and file number in the Salta Province Registry of Mines.

Name of Mine Concession	Concession File Number
Quevar II	17114
Quirincolo I	18036
Quirincolo II	18037
Castor	3902
Vince	1578
Armonia	1542
Quespejahuar	12222
Toro I	18332
Quevar Primera	19534
Quevar Novena	20215
Quevar Decimo Tercera	20501
Quevar Tercera	19557
Quevar Vigesimo Tercero	21043
Quevar 10	20219
Quevar Vigesimo Primera	20997
Quevar Vigesimo Septima	22403
Quevar IV	19558
Quevar Vigesimo Cuarto	21044
Quevar 11	20240
Quevar Quinta	19617
Quevar 12	20360
Quevar Decima Quinta	20445
Quevar Sexta	19992
Quevar 19	20706
Quevar Vigesimo Sexta	22087
Quevar Vigesimo Segundo	21042
Quevar Séptima	20319
Quevar Veinteava	20988
MARIANA CANTERA	15190
Arjona II	18080
Quevar Vigesimo Quinto	21054

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

Mineralized Material Estimate

During 2012, we released an estimate of mineralized material at our El Quevar project.  This estimate assumed mining of oxide material from an open pit on the east end of the Yaxtché deposit and sulfide material from both the open pit and an underground mine on the western portion of the Yaxtché deposit.  The estimate was based on results from 270 core drill holes.

In 2017, Amec Foster Wheeler E&C Services, Inc., a Wood Group PLC company (“Wood”) undertook an analysis and re-modeling of the data utilized in the prior mineralized material estimate using updated geologic controls and a modeling method that optimizes grade. This resulted in an updated mineralized material estimate completed in February 2018.  The Wood estimate assumes mining would occur solely underground and would be optimized to maximize potential silver grades.  According to the Wood estimate, sulfide mineralized material in the Yaxtché zone, at a cut-off grade of 250 grams per tonne silver, and using a three-year average silver price of $16.62 per ounce, was 2.6 million tonnes at an average silver grade of 487 grams per tonne.

For further detail regarding mineralized material, see “CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL”.

Exploration and Advancement of El Quevar

The Yaxtché deposit is the primary target currently identified at the El Quevar project. We believe that the El Quevar deposit may be amenable to bulk mining, which could include an open pit on the eastern and central areas of the Yaxtché deposit and bulk underground mining in the western area. Our work indicates that the Yaxtché deposit is at least 2 kilometers in strike length and is continuous laterally and to depths of more than 300 meters below surface in the main area. More recent results also support a possible eastward extension of the Yaxtché deposit and recognize an emerging new mineralized trend five kilometers north of the Yaxtché deposit. We have continued to hold our El Quevar property on care and maintenance until we can fund further exploration ourselves or find a partner to fund further exploration. We have completed environmental baseline studies, and a further environmental impact assessment process would be required to support the permits necessary for construction and mining. If the El Quevar project proceeds to development and construction, we would be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina.

We spent approximately $0.8 million and  $0.5 million at our El Quevar project on holding and maintenance costs in 2017 and 2016, respectively. From the inception of our exploration activities in 2004 through December 31, 2017 we have spent approximately $76.6 million on exploration and related activities at El Quevar. In 2018 we expect to spend approximately $1.0 million at our El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs.

We are evaluating plans for further exploration drilling to increase the size of high grade silver resources near the Yaxtché deposit.  The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion. During 2017, we received $1.1 million in refunds of previous VAT payments made in Argentina during 2012 and 2013.  The refunds, available through certain provisions in the Argentina Mining Investment Law, have been pending for several years, but were only recently approved for payment by the Argentine tax authority.  In February 2018 we received an additional $138,000 of VAT refunds and we have approximately $0.1 million of VAT refund claims remaining.

We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

Exploration Properties

In addition to El Quevar, we currently control a portfolio of approximately 10 exploration properties located primarily in certain traditional precious metals producing regions of Mexico. We do not consider any of our exploration properties to be material, including those noted below.

In 2018 we plan to focus our exploration efforts primarily on exploration and evaluation activities at Santa Maria, Yoquivo and other properties, primarily in Mexico. During 2018 we expect our expenditures for the exploration program to total approximately $2.0 million, with approximately $0.3 million in property holding costs in Mexico and approximately $0.5 million in administrative and general reconnaissance costs in Mexico.

Santa Maria

In August 2014, we entered into an option agreement giving us the right to acquire for $1.2 million the Santa Maria mine, a privately held property comprised of a single mining claim of 18 hectares west of Hildalgo de Parral, Chihuahua State, Mexico. Since 2015, we have completed test mining and processing of 7,500 tons from the Santa Maria mine, with average grades 338 gpt silver and 0.7 gpt gold. In March 2017 a preliminary economic assessment (“PEA”) was completed on our behalf by Tetra Tech, prepared pursuant to Canadian National Instrument 43-101, based on an updated estimate of mineralized material. The PEA presented a base case assessment of developing Santa Maria’s mineral deposit.  The PEA contemplates a 38-month underground mining operation at a mining rate of 200 tonnes per day using a combination of cut and fill and other mining techniques, and custom milling at a local third-party flotation mill.  Based on the assumptions in the PEA, we believe there may be potential to develop a small mining operation at Santa Maria.

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

Through the end of 2017, we drilled fourteen holes totaling approximately 3,300 meters, and have received completed assay results showing mineralized intercepts in most of the holes.  We increased the drill program from an original 2,000 meters to about 4,800 meters due to geologic complexity along the eastern extension and newly encountered mineralization on the western extension of the vein system.  Based on the results of the 2017 drilling program, we anticipate that we will be able to increase the size of the existing mineralized material estimate, although the extent of that increase has not yet been determined.  We are continuing to drill in 2018 and have completed 1,000 meters in five drill holes.  We will likely complete another 500 meters in three additional drill holes before completing the program, after which we plan to review the drill results and revise the existing PEA and mineralized material estimate.

We have the right to acquire the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $1.4 million, payable through April 2022. The first option agreement, covering concessions we acquired in August 2014, requires an additional approximately $0.7 million be paid to acquire a 100% interest in the concessions related to that option by continuing to make minimum payments of $0.1 million in 2018 and $0.2 million in each of the years 2019 through 2021.  In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.  The second option agreement, covering concessions recently acquired in August 2017, requires an additional approximately $0.7 million be paid to acquire a 100% interest in the concessions related to that option by making additional payments of $0.1 million in 2018 and $0.2 million in each of the years 2019 through 2021.

Rodeo

We acquired the Rodeo and Rodeo 2 claims comprising 1,866 hectares 80 kilometers west of the Velardeña Properties in Durango, Mexico where previous exploration by other companies has identified a gold-bearing epithermal system exposed at the surface. During 2016, we completed a 2,080 meter core drilling program at the Rodeo property at a cost of approximately $0.4 million. The results from the program show a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width.  The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length.

During January 2017, Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to Canadian National Instrument 43-101, based on two different operating scenarios.  The first operating scenario reflects a smaller amount of higher grade material and estimated mineralized material of 0.4 million tonnes containing 3.3 gpt gold and 11 gpt silver for a total of 46,000 ounces of gold and 0.2 million ounces of silver. This scenario provides a potentially shorter time to processing with lower capital costs since we already own the mill, located within trucking distance of the Rodeo property.  The second operating scenario reflects a larger amount of lower grade material and estimated mineralized material of 3.6 million tonnes containing 0.8 gpt gold and 12 gpt silver.  The second mineralized material estimate envisions a standalone heap leach operation, depending on leachability of the material and development and operating costs. We believe this material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, currently set to expire December 31, 2020.

In initial test work conducted in 2017, we have received confirmation of good gold and silver metallurgical recoveries for milled material in initial test work. Bottle roll cyanide leach testing of the high-grade samples resulted in gold extractions of 80 to 86 percent. Silver extractions ranged from 72 to 76 percent for all tests. Test work also indicates that the material is not suitable for gold and silver recovery by heap leaching.

Due to the extension of the lease period for the oxide mill, plans to advance the Rodeo project have been delayed until later in 2018.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program. Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture.  Prior to an amendment to the agreement, we would have been allowed to maintain a 40% interest in the Celaya project, following the initial three-year earn-in period, by contributing our pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.  In February 2018, we amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an additional 20% interest in the Celaya project in exchange for a payment of $ 1.0 million.  Electrum can now increase its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period we will have the right to maintain our 20%

participating interest or our interest ultimately could be converted into a carried 10% net profits interest if we elect not to participate as a joint venture owner.

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

Electrum Global Holdings’ Mexican subsidiary, Minera Adularia, has reported the completion of 12,400 meters of drilling on the property in fifteen drill holes in their ongoing drill program through the end of 2017.  Results to date show intercepts of epithermal quartz vein mineralization with grades for gold, silver, lead and zinc that warrant further drill testing.

Other Exploration Activities

Mogotes

During the fourth quarter of 2017 we completed a 2,580 meter drill program on our Mogotes property on the El Mogote claim located 7 kilometers southeast of the town of Velardeña, Durango, Mexico. The drill program was planned to test an area of silicification and breccias hosted in volcanic rocks. The altered area is exposed over a strike length of 1.5 kilometers and a width of about 500 meters. Results from the drill program showed low grade gold mineralization in two of the holes. The epithermal system appears to be more deeply centered than the surface geochemical values initially indicated.

The Mogotes property was purchased from Silver Standard Resources in 2015 and is wholly owned by one of Golden Minerals’ Mexican subsidiaries, subject to a 2% net smelter return royalty to Silver Standard and a pre-existing finder’s fee agreement (2% of direct exploration and development expenditures, capped at $365,000).

Additional targeting work is being carried out on the Mogotes claims including geologic mapping and sampling focused on several outcropping veins in the northern portion of the claims and on our adjacent Pistachon claim, part of the Chicago mine holdings.  Previous work on the Mogotes property identified the possible continuation of Industrias Peñoles’ Santa Maria silver-zinc mine mineralization onto our Mogotes claims.

Yoquivo

In October 2017 we acquired the right to purchase claims covering the Yoquivo District, Ocampo Municipality, Chihuahua through an option agreement.  The Yoquivo District is a past producing, bonanza grade epithermal vein gold and silver district located 35 kilometers southeast of the Ocampo Mining District.  We have the right to purchase six claims totaling 1,906 hectares for payment of $0.5 million over four years plus outstanding claim taxes totaling approximately$0.1 million.  No cash payments to the owner are due until the second anniversary of the agreement.  The owner retains a 2% net smelter return royalty capped at $2.0 million.

Farm-outs, Royalties and Other Dispositions

Exploration properties that we choose not to advance are evaluated for joint venture, sale of all or a partial interest and royalty potential. We currently have minority ownership interests and/or royalties in or have disposed of the following properties that were once part of our exploration portfolio:

•

Zacatecas. In April 2016, we entered into an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million, including a final payment of $0.5 million due in April 2018.  To date, Santacruz has paid us approximately $0.9 million. We amended the option agreement with Santacruz in February 2018 to extend the due dates for the remaining series of payments through September 2018. To complete the acquisition of the Zacatecas Properties, Santacruz must now make three additional payments of $225,000 each in March, June and September 2018. Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at our option, if Santacruz fails to make subsequent payments when due.

•

San Diego Exploration Property. In August 2016, we sold our remaining 50% interest in the San Diego property in Mexico to Golden Tag Resources, Ltd (“Golden Tag”), which held the other 50% interest in the property, for approximately $379,000 in cash and 2,500,000 common shares of Golden Tag. Pursuant to the sales agreement, Golden Tag will be required to pay us a 2.0% net smelter return royalty in respect to the San Diego property. We continue to hold 7,500,000 common shares of Golden Tag, representing approximately 10% of its outstanding common shares.

•

Sale of Mining Equipment. In August 2016, we sold certain mining equipment to Minera Indé, an indirect subsidiary of The Sentient Group, a related party, for $687,000. The equipment sold was excess equipment held at our Velardeña Properties that we did not expect to use. We received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% to be due in February 2017. With the approval of a Special Committee of our Board of Directors, we amended the original equipment sale with Minera Indé on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment, the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017. On May 2, 2017, we received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

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

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	63	President and Chief Executive Officer
Robert P. Vogels	60	Senior Vice President and Chief Financial Officer

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger	68	Chairman
Warren M. Rehn	63	President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	64	Managing Director, Capstone Headwaters MB
Ian Masterton-Hume (2)	67	Corporate Director and Member, Sentient Business Council
Kevin R. Morano (2),(3)	64	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	73	Retired Certified Public Accountant
Andrew N. Pullar	45	Managing Partner and Director, Sentient Equity Partners
David H. Watkins (1),(2)	73	Director, Commander Resources Ltd., Euro Resources S.A.

Committee Membership

(1)	Audit
(2)	Compensation
(3)	Corporate Governance and Nominating

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 27, 2018, the closing price of silver was $16.61 per troy ounce.

	Silver
Year	High	Low
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018*	$17.52	$16.35

*     Through February 27, 2018.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On February 27, 2018, the closing price of gold was $1,326 per troy ounce.

	Gold
Year	High	Low
2011	$1,895	$1,319
2012	$1,792	$1,540
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018*	$1,355	$1,311

*     Through February 27, 2018.

Employees

We currently have approximately 160 employees, including seven in Golden, approximately 130 in Torreón, Mexico or at the Velardeña Properties (including approximately 70 assigned to the oxide plant which is leased to a third party), three in Argentina in connection with the El Quevar project, and approximately 20 in various foreign exploration offices.

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

ITEM 1A:RISK FACTORS

Investors in Golden Minerals should consider carefully, in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K, the following risk factors:

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through 2018; our potential profitability in the foreseeable future would depend on our ability to identify, acquire and mine properties to generate sufficient revenues to fund our continuing activities.

       We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Properties, our El Quevar project, or another of our exploration properties, generates sufficient revenue to fund our continuing business activities. Although we have leased the oxide plant at the Velardeña Properties to a subsidiary of Hecla Mining Company, the cash that we expect will be generated from that lease may not be sufficient to fund all of our continuing business activities as currently conducted. In addition, the oxide plant lease may terminate sooner or produce less revenue than we anticipate. There is no assurance that we will develop additional sources of revenue.

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

We may require additional external financing to fund our continuing business activities in the future

As of December 31, 2017, we had approximately $3.3 million in cash and cash equivalents. With anticipated costs during 2018, including exploration expenditures, care and maintenance costs at the Velardeña Properties, exploration and evaluation expenditures and property holding costs at the El Quevar project, and general and administrative expenses, offset by anticipated revenue from the lease of the oxide plant, payment related to an exploration property farm out and payment related to an amendment of the farm-out agreement of the Celaya property to Electrum, we expect our current cash and cash equivalent balance will be approximately $1.5 million by the end of 2018. Even with these anticipated revenues throughout 2018, our cash balance in 2018 might not be sufficient to provide adequate cash reserves in the event of an unexpected termination of the Hecla lease, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment and development at our other exploration properties, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.

        Other than our outstanding At-the-Market program (the “ATM Program”), which we launched in December 2016, and for which the amount of funds raised thereby is uncertain, we do not have a credit, off-take or other commercial financing arrangement in place that would finance our general and administrative costs and other working capital needs to fund our continuing business activities in the future, and we believe that securing credit for these purposes may be difficult given our limited history and the continuing volatility in global credit and commodity markets. In addition, commercial financing arrangements may not be available on favorable terms or on terms that would not further restrict our flexibility and ongoing ability to meet our cash requirements over a reasonable period of time. Access to public financing has been negatively impacted by the volatility in the credit markets and metals prices, which may affect our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price. We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all.

Hecla may terminate the oxide plant lease.

       In July 2015 we entered into a leasing agreement with a wholly-owned subsidiary of Hecla Mining Company to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, which Hecla exercised, extending the lease through December 31, 2018. In August 2017, we granted Hecla an option pursuant to an option agreement to extend the lease for an additional period of up to two years ending no later than December 31, 2020. Hecla must exercise this option to extend the lease no later than October 3, 2018. Hecla is responsible for ongoing operation and maintenance of the oxide plant and during the year ended December 31, 2017, Hecla's mining and processing activities resulted in a net margin of $4.5 million for the Company. Although we intend the oxide plant lease to extend through December 2018, and then through December 2020 assuming exercise of the option, the lease may terminate sooner than we anticipate if Hecla experiences mining problems or delays at its nearby mine, if there are disputes between Hecla and us, or for other reasons. Moreover, the lease payment from Hecla is based, in part, on the amount of ore processed at the plant, and we have no control over their production. There is also no assurance that Hecla will exercise the option to extend the lease for an additional two years through December 31, 2020.

One of our stockholders owns a significant percentage of our common stock and could block decisions or transactions that could be beneficial to other stockholders.

       One of our stockholders, Sentient, owns approximately 45% of the Company's outstanding common stock. With this level of ownership, Sentient could exert significant control over the Company, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving the Company. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities)  Sentient’s large share ownership will also make it difficult, if not impossible, for the Company to enter into a change of control transaction that may otherwise be beneficial for the Company’s other shareholders.

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

Tetra Tech completed technical reports on our Velardeña Properties and our Santa Maria and Rodeo properties, which indicated the presence of mineralized material.  During 2012, we released an estimate of mineralized material at our El Quevar project and in 2017 Wood Group undertook an analysis and re-modeling of the data utilized in the prior mineralized material estimate. Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates are accurate or that proven and probable mineral reserves will be identified at the Velardeña Properties, the Santa Maria and Rodeo properties, the El Quevar project or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We have spent significant amounts on the evaluation of El Quevar prior to establishing the economic viability of that project.

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

We have conducted mining activities in Mexico and conduct mineral exploration activities primarily in Mexico. Mexico and Argentina, where the El Quevar project is located, have laws and regulations that control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Our Velardeña Properties are subject to regulation by SEMARNAT, the environmental protection agency of Mexico. In order to permit new facilities at or expand existing facilities, regulations require that an environmental impact statement, known in Mexico as a Manifestación de Impacto Ambiental (the “Manifestación”), be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the Manifestación include a detailed analysis of soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Manifestación is then published on SEMARNAT’s web page and in its official gazette in a national and local newspaper. The Manifestación is discussed at various open hearings, including hearings in the local communities, at which third parties may voice their views. We would be required to provide proof of local community support of the Manifestación as a condition to final approval. We may not be able to obtain community support of future projects.

Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. For example, in January 2011, Article 180 of the Mexican Federal General Law of Ecological Balance and Environmental Protection was amended. Among other things, this amendment extended the term during which an individual or entity having a legitimate interest may contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, making it sufficient to argue that harm may be caused. Further, the amendment permits the contesting party to challenge a Manifestación through a variety of administrative or court procedures. As a result of the amendment, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican operations are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. Further, in August 2011, certain amendments to the Civil Federal Procedures Code of Mexico (“CFPC”) were published in the Official Daily of the Federation. The amendments establish three categories of collective actions by which 30 or more people claiming injury resulting from, among other things, environmental harm, will be deemed to have a sufficient and legitimate interest in seeking, through a civil procedure, restitution, economic compensation or suspension of the activities from which the alleged injury derived. These amendments to the CFPC may result in more litigation by plaintiffs seeking remedies for alleged environmental harms, including suspension of the activities alleged to cause harm. Future changes in environmental regulation in the jurisdictions where the Velardeña Properties are located may adversely affect our business, make our business prohibitively expensive, or prohibit it altogether.

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

We currently have a sufficient amount of water for the third-party processing activities at the oxide plant. However, if we began processing material from both the sulfide and oxide plants in the future, we may face shortages in our water supply, and therefore will need to obtain water from outside sources at higher costs. The loss of some or all water rights for any of our wells, in whole or in part, or shortages of water to which we have rights would require us to seek water from outside sources at higher costs and could require us to curtail or shut down mining and processing in the future. Laws and regulations may be introduced in the future which could limit our access to sufficient water resources in mining activities, thus adversely affecting our business.

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

Our Velardeña Properties are located in Mexico, and, as such, are exposed to various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, such as violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions (including potential instability if the United States withdraws from or renegotiates the North American Free Trade Agreement), currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, given the uncertainties surrounding the policies of the new US Administration, the political relationship between the United States and Mexico may deteriorate, creating further political risk of doing business in Mexico.

In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required funding for our Velardeña Properties or other projects in Mexico in the future.

Our Mexican properties are subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species, purchase, storage and use of explosives and other matters. Specifically, our activities related to the Velardeña Properties are subject to regulation by SEMARNAT, the Comisión Nacional del Agua, which regulates water rights, and Mexican mining laws. Mexican regulators have broad authority to shut down and levy fines against facilities that do not comply with regulations or standards.

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

Our revenue and external funding are primarily denominated in U.S. dollars. However, mining, processing, maintenance and exploration costs at the Velardeña Properties and most of our exploration properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was 6.0% in 2017, 2.8% in 2016 and 2.7% in 2015. At the same time, the peso has been subject to significant fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso increased by 5.0% in 2017, decreased by 19% in 2016 and decreased by 17% in 2015. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times. In 2016 and 2017, our annual canon fees payable to the Argentine government was $112,000 and $113,000 respectively, and we expect to pay approximately $115,000 in 2018.

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

We are dependent upon information technology systems in the conduct of our business. Any significant breakdown, invasion, virus, cyber attack, security breach, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our business. To the extent any invasion, cyber attack or security breach results in disruption to our business, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyber attacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures. We also may be subject to significant litigation, regulatory investigation and remediation costs associated with any information security vulnerabilities, cyber attacks or security breaches.

The existence of a significant number of warrants may have a negative effect on the market price of our common stock.

        In connection with our financing in May 2016, we issued five year warrants to acquire 6,000,000 shares of our common stock at $0.75 per share expiring in November 2021. In connection with our financing in September 2014, we issued five year warrants to acquire 4,746,000 shares of our common stock at $1.21 per share expiring in September 2019. Pursuant to the anti-dilution clauses in the September 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company's common stock in separate transactions, including pursuant to the Hecla Share Issuance (as defined herein), our ATM Program, the May 2016 financing, and the conversion of the Sentient Senior Secured Convertible Note (the “Sentient Note”). As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2014 warrants was increased from the original 4,746,000 shares to 5,478,172 shares (732,172 share increase) and the exercise price was reduced from the original $1.21 per share to $0.87 per share. The existence of securities available for exercise and resale is referred to as an "overhang," and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

        Our common stock is listed on the NYSE American, and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholders equity. The market price of our common stock has been and may continue to be subject to significant fluctuation. If we are unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American. Alternatively, in order to avoid delisting by the NYSE American, we may be required to effect a reverse split of our common stock. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. The delisting of our common stock from the NYSE American may materially impair our stockholders' ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer could find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

        If our common stock were removed from listing on the NYSE American, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. These factors could significantly negatively affect the market price of our common stock and our ability to raise capital.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE American under the symbol “AUMN” on March 19, 2010. The following table sets forth the high and low sales prices per share and volume traded on the NYSE American from January 1, 2016 through December 31, 2017

			Volume
			Traded
	High	Low	(shares)
2016
First Quarter	$0.68	$0.13	16,384,800
Second Quarter	$0.94	$0.31	45,674,400
Third Quarter	$1.16	$0.66	53,664,500
Fourth Quarter	$0.84	$0.58	27,452,000

			Volume
			Traded
	High	Low	(shares)
2017
First Quarter	$0.85	$0.55	18,106,800
Second Quarter	$0.68	$0.45	9,827,800
Third Quarter	$0.64	$0.48	9,855,100
Fourth Quarter	$0.50	$0.37	7,101,300

Our common stock is also listed on the Toronto Stock Exchange, also referred to as the “TSX”, and trades under the symbol “AUMN”. The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSX from January 1, 2016 through December 31, 2017.

			Volume
	High	Low	Traded
	(Cdn$)(1)	(Cdn$)(1)	(shares)
2016
First Quarter	$0.93	$0.19	1,543,600
Second Quarter	$1.22	$0.42	5,822,300
Third Quarter	$1.51	$0.88	5,043,100
Fourth Quarter	$1.10	$0.77	2,239,400

			Volume
	High	Low	Traded
	(Cdn$)(1)	(Cdn$)(1)	(shares)
2017
First Quarter	$1.10	$0.73	1,549,900
Second Quarter	$0.88	$0.61	676,900
Third Quarter	$0.75	$0.59	274,100
Fourth Quarter	$0.62	$0.47	550,400

(1)	Prices are in Canadian dollars.

As of February 27, 2018, we had 201 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

	The Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$6,691	$6,400	$8,071	$235	$10,680
Net Loss(1)	$(3,892)	$(10,659)	$(25,383)	$(18,823)	$(240,380)
Net Loss per common share	$(0.04)	$(0.13)	$(0.48)	$(0.41)	$(5.61)

	At December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$13,077	$14,008	$17,001	$41,258	$54,881
Long term liabilities	$3,138	$4,398	$2,840	$4,334	$2,655
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2017, our only sources of income were revenues from the lease of our oxide plant, sales of non-core assets, and a tax refund received by an Argentine subsidiary. We incurred net operating losses for the years ended December 31, 2017 and 2016.

We remain focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña processing plants. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.  During 2018, we also intend to continue evaluation activities at our El Quevar exploration property in Argentina and our exploration efforts on selected properties in our portfolio of approximately 10 exploration properties located primarily in Mexico.

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

On August 2, 2017, we granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of our common stock issued at a price of $0.55 per share, which was the undiscounted 30-day volume weighted average stock price at the time of the option agreement. Hecla must exercise the option to extend the lease no later than October 3, 2018. All of the fixed fees and throughput related charges remain the same as under the original lease. Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility. Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice. Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2017, Hecla processed approximately 131,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $6.7 million, comprised of approximately $3.0 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $3.7 million. We incurred costs of approximately $2.1 million related to the services we provide under the lease and reported a net operating margin of approximately $4.5 million during the year ended December 31, 2017. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2018, which would generate cash payments to us, net of reimbursable costs, of approximately $4.6 million during the full year 2018.  However, because Hecla has the right to terminate the lease on sixty days’ notice, there is no assurance that these amounts will be received.

El Quevar

In February 2018 we announced a revised estimate of mineralized material for the Yaxtché deposit at El Quevar based on re-modeling existing previously released data using updated geologic controls and a modeling method that optimizes grade. See “Item 1 and 2: Business and Properties – El Quevar – Mineralized Material Estimate” above.

We are evaluating plans for further exploration drilling to increase the size of the high grade silver resource at or near the Yaxtché deposit and for preparation of a PEA that will use the revised estimate of mineralized material for the Yaxtché deposit as a basis.  The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

During 2017, we received $1.1 million in refunds of previous VAT payments madein Argentina during 2012 and 2013.  The refunds, available through certain provisions in the Argentina Mining Investment Law, have been pending for several years, but were only recently approved for payment by the Argentine tax authority.  In February 2018, we received an additional $138,000 of VAT refunds and we have approximately $0.1 million of VAT refund claims remaining.

Santa Maria

Since 2015, we have completed test mining and processing of 7,500 tons from the Santa Maria mine west of Hildalgo de Parral, Chihuahua, with average grades 338 grams per tonne (“gpt”) silver and 0.7 gpt gold. In March 2017, a PEA was completed on our behalf by the engineering firm Tetra Tech, prepared pursuant to Canadian National Instrument 43-101, based on an updated estimate of mineralized material. The PEA presented a base case assessment of developing Santa Maria’s mineral deposit. The PEA contemplates a 38-month underground mining operation at a mining rate of 200 tonnes per day using a combination of cut and fill and other mining techniques, and custom milling at a local third-party flotation mill. Based on the assumptions in the PEA, we believe there may be potential to develop a small mining operation at Santa Maria.

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

Through the end of 2017, we drilled 14 holes totaling approximately 3,300 meters, and have received completed assay results showing mineralized intercepts in most of the holes.  We increased the drill program from an original 2,000 meters to approximately 4,800 meters due to the geologic complexity along the eastern extension and newly encountered mineralization on the western extension of the vein system. Based on the results of the 2017 drilling program, we anticipate that we will be able to increase the size of the existing mineralized material estimate, although the extent of that increase has not yet been determined.  We are continuing to drill in 2018 and have completed 1,000 meters in five drill holes.  We will likely complete another 500 meters in three additional drill holes before completing the program, after which we plan to review the drill results and revise the existing PEA and mineralized material estimate.

We have the right to acquire the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $1.4 million, payable through April 2022. The first option agreement, covering concessions we acquired in August 2014, requires an additional approximately $0.7 million be paid to acquire a 100% interest in the concessions related to that option by continuing to make minimum payments of $0.1 in 2018 and $0.2 in each of the years 2019 through 2021.  In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.  The second option agreement, covering concessions recently acquired in August 2017, requires an additional approximately $0.7 million be paid to acquire a 100% interest in the concessions related to that option by making additional payments of $0.1 million in 2018 and $0.2 million in each of the years 2019 through 2021.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program. Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture.  Prior to an amendment to the agreement, we would have been allowed to maintain a 40% interest in the Celaya project, following the initial three-year earn-in period, by contributing our pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.  In February 2018, we amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an additional 20% interest in the Celaya project in exchange for a payment of $1.0 million.  Electrum can now increase its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period we will have the right to maintain our 20% participating interest or our interest could ultimately be converted into a carried 10% net profits interest if we elect not to participate as a joint venture owner.

Electrum Global Holdings’ Mexican subsidiary, Minera Adularia, has reported the completion of 12,400 meters of drilling on the property in fifteen drill holes in their ongoing drill program through the end of 2017. Results to date show intercepts of epithermal quartz vein mineralization with grades for gold, silver, lead and zinc that warrant further drill testing.

Other Exploration Activities

Mogotes.     During the fourth quarter 2017 we completed a 2,580 meter drill program on our Mogotes property on the El Mogote claim located 7 kilometers southeast of the town of Velardeña, Durango, Mexico. The drill program was planned to test an area of silicification and breccias hosted in volcanic rocks.  The altered area is exposed over a strike length of 1.5 kilometers and a width of about 500 meters.  Results from the drill program showed low grade gold mineralization in two of the holes.  The epithermal system appears to be more deeply centered than the surface geochemical values initially indicated.

Additional targeting work is being carried out on the Mogotes claims including geologic mapping and sampling focused on several outcropping veins in the northern portion of the claims and on our adjacent Pistachon claim, part of the Chicago mine holdings.  Previous work on the Mogotes property identified the possible continuation of Industrias Peñoles’ Santa Maria silver-zinc mine mineralization onto our Mogotes claims.

The Mogotes property was purchased from Silver Standard Resources in 2015 and is wholly owned by one of Golden Minerals’ Mexican subsidiaries, subject to a 2% net smelter return royalty to Silver Standard and a pre-existing finder’s fee agreement (2% of direct exploration and development expenditures, capped at $365,000).

Yoquivo. In October 2017 we acquired the right to purchase claims covering the Yoquivo District, Ocampo Municipality, Chihuahua through an option agreement.  The Yoquivo District is a past producing, bonanza grade epithermal vein gold and silver district located 35 kilometers southeast of the Ocampo Mining District.  We have the right to purchase six claims totaling 1,906 hectares for payment of $0.5 million over four years plus outstanding claim taxes totaling approximately $0.1 million.  No cash payments to the owner are due until the second anniversary of the agreement.  The owner retains a 2% net smelter return royalty capped at $2.0 million.

Zacatecas.  In April 2016, we entered into an option agreement under which Santacruz Silver Mining Ltd. may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico for a series of payments totaling $1.5 million, including a final payment of $0.5 million due in April 2018. To date, Santacruz has paid us approximately $0.9 million.  We amended the option agreement in February 2018 to extend the due dates for the remaining series of payments through September 2018.  To complete the acquisition of the Zacatecas Properties Santacruz must now make three additional payments of $225,000 each in March, June and September 2018.  Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at our option, if Santacruz fails to make subsequent payments when due.

Rodeo.    During 2016, we completed a 2,080-meter core drilling program at the Rodeo property, approximately 80 kilometers west of the Velardeña Properties in Durango Mexico. The results from the program revealed a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70 meter true width. The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length. During January 2017, the engineering firm of Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to Canadian National Instrument 43-101, containing 3.3 gpt gold and 11 gpt silver for a total of 46,000 ounces of gold and 0.2 million ounces of silver. We believe this material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, currently set to expire December 31, 2020.

In initial test work conducted during 2017, we have received confirmation of good gold and silver metallurgical recoveries for milled material. Bottle roll cyanide leach testing of the high-grade samples resulted in gold extractions of 80 to 86 percent. Silver extractions ranged from 72 to 76 percent for all tests. Test work also indicates that the material is not suitable for gold and silver recovery by heap leaching.

Due to the extension of the lease period for the oxide mill, plans to advance the Rodeo project have been delayed until later in 2018.

Sale of Mining Equipment

In August 2016, we sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of The Sentient Group, a related party, for $687,000. The equipment sold was excess equipment held at our Velardeña Properties that we did not expect to use. We used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. We believe the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. We received 10% of the sales price at the closing of the sale in August, with the additional 90%, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

With the approval of a Special Committee of our Board of Directors, we amended the original equipment sale with Minera Indé on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment, we received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  On May 2, 2017, we received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

At the Market Offering Program

In December 2016, we entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million or a maximum of 10 million shares.  The ATM Agreement will remain in full force and effect until the earlier of December 31, 2018, or until the date that the ATM Agreement is terminated in accordance with the terms therein.

Through December 31, 2017, we have sold an aggregate of approximately 1,024,000 common shares under the ATM Program at an average price of $0.70 per common share for gross proceeds of approximately $720,000. We paid cash commissions and other nominal transaction fees to Wainwright totaling approximately $16,000 or 2.2% of the gross proceeds and incurred additional accounting, legal and regulatory costs of approximately $34,000.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2017 to the results of operations for the year ended December 31, 2016.

Revenue from oxide plant lease. We recorded revenue of $6.7 million and $6.4 million for the years ended December 31, 2017 and 2016 respectively from the lease of our Velardeña oxide plant to Hecla.

Oxide plant lease costs. During the years ended December 31, 2017 and 2016 we recorded $2.2 and $2.0 million, respectively of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease.

Exploration Expense.  Our exploration expense, including work at the Santa Maria, Mogotes and other properties, totaled $3.1 million for the year ended December 31, 2017. Our exploration expense, including drilling at the San Luis del Cordero, Santa Maria, and Rodeo properties, totaled $3.7 million for the year ended December 31, 2016.  Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, and allocated corporate administrative expenses.

Velardeña shutdown and care and maintenance costs.  We recorded $1.6 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The 2016 expense included certain one-time repair and maintenance costs associated with the plant shut down.

El Quevar Project Expense.  During the years ended December 31, 2017 and 2016 we incurred $0.8 million and $0.5 million of expenses, respectively, primarily related to holding costs at our El Quevar project in Argentina. The 2017 expense included certain property evaluation costs not incurred in 2016. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar project are included in “Exploration Expense”, discussed above.

Administrative Expense.  Administrative expenses totaled $3.5 million for the year ended December 31, 2017 compared to $3.9 million for the year ended December 31, 2016. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio.  The $3.5 million of administrative expenses we incurred during 2017 is comprised of $1.6 million of employee compensation and directors’ fees, $0.8 million of professional fees and $1.1 million of insurance, rents, travel expenses, utilities and other office costs. The $3.9 million of administrative expenses we incurred during 2016 is comprised of $1.4 million of employee compensation and directors’ fees, $1.3 million of professional fees and $1.2 million of insurance, travel expenses, rents, utilities and other office costs.

Stock based compensation.  During the year ended December 31, 2017 we incurred expense related to stock based compensation in the amount of $0.3 million compared to $0.6 million for the year ended December 31, 2016. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2017 and 2016 stock based compensation amounts includes $0.1 million and $0.3 million, respectively, related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this Form 10-K for a discussion of KELTIP grants).

Reclamation and accretion expense.  During each of the years ended December 31, 2017 and 2016 we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net.  We recorded other operating income of $2.1 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. The net amounts for both years consist primarily of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties. The 2017 amount includes approximately $0.1 million related to the $1.0 million lease option extension payment received from Hecla.  The lease option extension payment has been recorded as Deferred Revenue and is being amortized to Other Operating Income on a straight-line basis from August 2, 2017 through December 31, 2020.

Depreciation, depletion and amortization.  During the year ended December 31, 2017 we incurred depreciation, depletion and amortization expense of $1.0 million compared to $1.5 million for the year ended December 31, 2016. The decrease in depreciation, depletion and amortization expense during the 2017 period is primarily the result of certain equipment at our Velardeña Properties having been fully depreciated or sold.

Interest expense.  During the year ended December 31, 2016 we recorded approximately $0.5 million of interest expense related to the Sentient Loan.  The remaining Sentient Loan was fully converted in June 2016 and at December 31, 2016 and 2017 we had no outstanding debt.  For the year ended December 31, 2017 we did not record any interest expense.

Interest and Other Income. During the year ended December 31, 2017 we recorded only a nil amount of interest and other income.  During the year ended December 31, 2016 we recorded approximately $0.4 million of interest and other income which included a refund of previously paid social security taxes in Mexico of approximately $0.4 million.

Warrant loss.  For the year ended December 31, 2016 we recorded approximately $1.7 million of loss related to an increase in the fair value of the liability for warrants to acquire the Company’s stock. The warrant liability was recorded at fair value as of December 31, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation method is discussed in detail in Note 13 of our consolidated financial statements. We did not record any warrant derivative gains or losses during 2017 following a change in accounting principle and the subsequent reclassification of the warrant liabilities to equity retroactively to the beginning of 2017 (see Note 3 to the consolidated financial statements filed as part of this Form 10-K).

Derivative Loss.    For the year ended December 31, 2016 we recorded a $0.8 million loss related to the fair value adjustment to the beneficial conversion feature of the Sentient Note (as defined herein), which constitutes an imbedded derivative (see Note 10 of our consolidated financial statements filed as part of this Form 10-K). There were no such amounts recorded for the year ended December 31, 2017 as the Sentient Note was fully converted and no longer outstanding as of September 30, 2016.

Gain (Loss) on Foreign Currency.  We recorded a $0.1 million foreign currency loss in each of the years ended December 31, 2017 and 2016. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded $13,000 of income tax expense for the year ended December 31, 2017 related to a Mexican subsidiary.  We recorded no tax expense or benefit for the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, our aggregate cash and cash equivalents totaled $3.3 million, $0.7 million higher than the $2.6 million in similar assets held at December 31, 2016. The net increase resulted from the following expenditures and cash inflows for the year ended December 31, 2017.  Expenditures totaled $9.0 million from the following:

•	$3.1 million in exploration expenditures, including costs related to drilling at the Santa Maria and Mogotes properties;

•	$1.6 million in care and maintenance costs at the Velardeña Properties;

•	$0.8 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$3.5 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $9.7 million from the following:

•	$4.5 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•

$1.9 million from Hecla comprised of $1.0 million for an option to extend the oxide plant lease for an additional period of up to two years and $1.0 million for the purchase of 1.8 million shares of the Company’s common stock issued at a price of $0.55 per share, less $0.1 million in legal and stock exchange issuance costs;

•	$1.1 million in refunds of previous VAT payments made in Argentina during 2012 and 2013;

•	$0.8 million from final payments related to the sale of excess mining equipment to Minera Indé;

•	$0.7 million of net proceeds received from the issuance of our common stock under the ATM Program;

•	$0.5 million from the farm out of certain nonstrategic mineral claims to Santacruz;

•	$0.2 million of net proceeds from the sale of other nonstrategic exploration properties and mining equipment.

In addition to our $3.3 million cash balance at December 31, 2017, during 2018 we expect to receive approximately $4.6 million in net operating margin from the lease of the oxide plant and $0.7 million from Santacruz related to the Zacatecas farm out.  In addition, subsequent to December 31, 2017 we received $1.0 million in net proceeds from an amendment to the farm out agreement of the Celaya property to Electrum. If no additional sales of common stock under the ATM Program occur, we project we would end 2018 with a cash balance of $1.5 million based on the following forecasted expenditures during 2018.

•

Approximately $2.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Santa Maria, Yoquivo, and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs;

•	Approximately $3.4 million on general and administrative costs; and

•	Approximately $0.2 on other working capital.

The actual amount of cash that we receive or the expenditures that we incur during 2018 and the projected cash balances at December 31, 2018 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Santa Maria, Yoquivo, and El Quevar. Moreover, if revenues from our oxide plant lease or payments from the exploration farm out agreement are less than anticipated, we may reduce our planned expenditures accordingly.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant and prior asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended December 31, 2017.

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

Table of Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017:

					More
		Less Than	1 - 3	3 - 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands of $)
Operating leases(1)	567	293	274	—	—
El Quevar and Velardeña concession payments(2)	940	188	376	376	—	(3)

(1)

The operating lease obligations are related to our corporate headquarters office in Golden, Colorado, which expires November 30, 2019, as well as another office lease associated with our Velardeña Properties.

(2)

In 2018 and subsequent years, we expect to make annual maintenance payments of approximately $70,000 to the Mexico federal government to maintain the Velardeña Properties concessions and $25,000 to maintain related surface rights under a contract with the local community ejido.  In 2018 and subsequent years, we expect to pay approximately $93,000 per year to the Argentina federal government in order to maintain our El Quevar concessions.

(3)

We cannot currently estimate the life of the Velardeña Properties or El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2017. If we continue to hold the Velardeña Properties concessions beyond five years, we expect that we would make annual maintenance payments of approximately $70,000 per year for the life of the Velardeña Properties concessions. If we continue to hold the El Quevar concessions beyond five years, we expect that we would make annual maintenance payments of approximately $93,000 per year for the life of the El Quevar concessions.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2017, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2017.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

10.13

Master Agreement and Lease Agreement, dated as of July 1, 2015, by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., as amended by the First Amendment to Master Agreement and Lease Agreement, dated as of July 1, 2016, as further amended by the Second Amendment to the Master Agreement and Lease Agreement, dated as of August 2, 2017. (13) (21) (23)

10.14

Contract of Mining Exploration and Exploitation, dated as of November 13, 2015, by and between Minera William S.A. de C.V. and Minera Fumarola, S.A. de C.V, a wholly owned subsidiary of Prospero Silver Corp. (14)

10.15	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016.(15)

10.16	Form of Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of May 2, 2016. (16)

10.17	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (18)

10.18	Assignment of Rights Agreement between Minera William, S.A. de C.V. and Golden Tag de Mexico, S.A. de C.V. dated as of August 2, 2016. (19)

10.19	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (20)

10.20	At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC. (22)

10.21	Option Agreement, dated as of August 2, 2017, between Golden Minerals Company and Hecla Mining Company. (23)

21.1	Subsidiaries of the Company.*

23.1	Consent of EKS&H LLLP.*

23.2	Consent of Tetra Tech.*

23.3	Consent of Wood Group PLC *

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)	Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2014.

(13)	Incorporated by reference to our Current Report on Form 8-K filed July 20, 2015.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 18, 2015.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2016.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on August 5, 2016.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2016.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2017.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2018	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	March 1, 2018
Warren M. Rehn	(Principal Executive Officer)

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer	March 1, 2018
Robert P. Vogels	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	March 1, 2018
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	March 1, 2018
W. Durand Eppler

/s/ IAN MASTERTON-HUME	Director	March 1, 2018
Ian Masterton-Hume

/s/ KEVIN R. MORANO	Director	March 1, 2018
Kevin R. Morano

/s/ TERRY M. PALMER	Director	March 1, 2018
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	March 1, 2018
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	March 1, 2018
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Golden Minerals Company

Golden, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Golden Minerals Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows, for each year in the two‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 1, 2018
Denver, Colorado We have served as the Company’s auditor since 2013.

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2017	2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$3,250	$2,588
Short-term investments (Note 4)	238	334
Lease receivables	314	380
Inventories, net (Note 6)	242	245
Value added tax receivable, net (Note 7)	148	5
Related party receivable (Note 23)	—	643
Prepaid expenses and other assets (Note 5)	745	578
Total current assets	4,937	4,773
Property, plant and equipment, net (Note 8)	8,140	9,235
Total assets	$13,077	$14,008

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,556	$1,224
Deferred revenue, current (Note 16)	293	—
Other current liabilities	9	24
Total current liabilities	1,858	1,248
Asset retirement and reclamation liabilities (Note 11)	2,495	2,434
Deferred revenue, non-current (Note 16)	600	—
Warrant liability - related party (Note 13)	—	976
Warrant liability (Note 13)	—	922
Other long term liabilities	43	66
Total liabilities	4,996	5,646

Commitments and contingencies (Note 20)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 shares authorized; 91,929,709 and 89,020,041 shares issued and outstanding, respectively	919	889
Additional paid in capital	516,284	495,455
Accumulated deficit	(509,082)	(488,037)
Accumulated other comprehensive (loss) income	(40)	55
Shareholders' equity	8,081	8,362
Total liabilities and equity	$13,077	$14,008

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2017	2016
	(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 16)	$6,691	$6,400
Total revenue	6,691	6,400
Costs and expenses:
Oxide plant lease costs (Note 16)	(2,189)	(2,046)
Exploration expense	(3,091)	(3,718)
El Quevar project expense	(822)	(508)
Velardeña shutdown and care and maintenance costs	(1,589)	(2,016)
Administrative expense	(3,512)	(3,890)
Stock based compensation	(296)	(593)
Reclamation expense	(196)	(192)
Other operating income, net (Notes 7 and 8)	2,093	1,790
Depreciation and amortization	(952)	(1,548)
Total costs and expenses	(10,554)	(12,721)
Loss from operations	(3,863)	(6,321)
Other income and (expense):
Interest expense (Note 10)	—	(515)
Interest and other income (Note 17)	37	390
Warrant derivative loss (Notes 3 and 18)	—	(1,688)
Derivative loss (Note 18)	—	(778)
Loss on debt extinguishment (Note 10)	—	(1,653)
Loss on foreign currency	(53)	(94)
Total other income (expense)	(16)	(4,338)
Loss from operations before income taxes	(3,879)	(10,659)
Income tax expense	(13)	—
Net loss	$(3,892)	$(10,659)
Comprehensive loss, net of tax:
Unrealized (loss) gain on securities	(95)	182
Comprehensive loss	$(3,987)	$(10,477)
Net loss per common share — basic
Loss	$(0.04)	$(0.13)
Weighted average Common Stock outstanding - basic (1)	90,468,606	81,651,896

(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2015	53,335,333	$534	$484,742	$(477,378)	$(127)	$7,771
Stock compensation accrued and shares issued for vested stock awards	317,968	2	250	—	—	252
Shares issued on conversion of Sentient Note (Note 10)	27,366,740	273	6,944	—	—	7,217
Registered offering common stock, net and warrants (Note 15)	8,000,000	80	3,519	—	—	3,599
Unrealized gain on marketable equity securities, net of tax	—	—	—	—	182	182
Net loss	—	—	—	(10,659)	—	(10,659)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362
Cumulative adjustment related to change in accounting principle (Note 3)	—	—	19,046	(17,148)	—	1,898
Adjusted balance at January 1, 2017	89,020,041	$889	$514,501	$(505,185)	$55	$10,260
Stock compensation accrued and shares issued for vested stock awards	200,000	1	196	—	—	197
Shares issued under the at-the-market offering agreement, net (Note 15)	1,024,392	10	671	—	—	681
Consideration shares sold to Hecla, net (Notes 15 and 16)	1,811,015	18	912	—	—	930
Cancellation of treasury shares (Note 15)	(125,739)	1	(1)	—	—	—
Deemed dividend on warrants (Note 3)	—	—	5	(5)	—	—
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(95)	(95)
Net loss	—	—	—	(3,892)	—	(3,892)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 19)	$(1,630)	$(6,205)
Cash flows from investing activities:
Proceeds from sale of assets	762	1,167
Acquisitions of property, plant and equipment	(81)	(50)
Net cash from investing activities	$681	$1,117
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,611	3,599
Net cash from financing activities	$1,611	$3,599
Net increase (decrease) in cash and cash equivalents	662	(1,489)
Cash and cash equivalents, beginning of period	2,588	4,077
Cash and cash equivalents, end of period	$3,250	$2,588

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.Nature of Operations

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company expects to incur approximately $0.4 million in quarterly care and maintenance costs at the Velardeña Properties while mining and processing remain suspended.

The Company has retained a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which is leased to a subsidiary of Hecla Mining Company (“Hecla”) and not affected by the shutdown.  The oxide plant began processing material for Hecla in mid-December 2015, and the Company received net cash flow under the lease of approximately $4.5 million and $4.4 million in 2017 and 2016 respectively.  During March 2017, Hecla exercised its right to extend the lease through December 31, 2018. On August 2, 2017, the Company granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares of the Company’s common stock, issued at a price of $0.55 per share, which was the undiscounted 30-day volume weighted average stock price at the time of sale (see Note 15).   The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña Properties assets.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico. The Company is continuing its exploration efforts on selected properties in its portfolio of approximately 10 exploration properties located primarily in Mexico.  The Company is also conducting evaluation activities at its El Quevar advanced exploration property in Argentina and remains open to finding a partner to contribute to the funding of further exploration.

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

2.Summary of Significant Accounting Policies

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

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves at the Velardeña Properties, or any of the Company’s other properties. As such, the Company expenses costs as incurred related to any extraction of mineralized material at its Velardeña Properties.  The Company established a cost basis for the mineralized material at the Velardeña Properties as a result of purchase accounting for the Company’s business combination transaction with ECU Silver Mining Inc. (“ECU”) in September 2011, the transaction pursuant to which the Company acquired the Velardeña Properties. Mineral properties acquired in the ECU merger were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. Although the Company has not demonstrated the existence of proven and probable reserves, and the Company has not completed a pre-feasibility economic assessment, the Company had established the existence of mineralized material that was used in assigning value to mineral properties for purchase accounting purposes. The subsequent extraction of this mineralized material has provided a reasonable basis for the calculation of units-of-production depreciation for the cost basis in the mineral properties.

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

The Company evaluated its remaining long lived assets at December 31, 2016 and 2017, and determined that no impairment was required.

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

h.Revenue Recognition

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from Oxide plant lease" in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed labor, utility and other costs are reported as "Oxide plant lease costs" in the Consolidated Statement of Operations and Comprehensive Loss. The Company recognizes lease fees during the period as fees are earned per the terms of the lease (see Note 16).

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

At December 31, 2017 and 2016, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

k.Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments.  Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.  For the years ended December 31, 2017 and 2016 Comprehensive loss included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

m.Recently Adopted Standards

In July 2017, the Financial Accounting Standards Board (“FASB”)  issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”).  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. The Company early adopted ASU 2017-11 during the interim period ended September 30, 2017 (see Note 3).

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 in 2017 did not materially change the Company’s previous accounting methods and therefore did not have a material impact on the Company’s consolidated financial position or results of operation.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of ASU 2015-17 in 2017 did not materially change the Company’s previous accounting methods and therefore did not have a material impact on the Company’s consolidated financial position or results of operation.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015‑11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. ASU 2015‑11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016.  The adoption of ASU 2015-11 in 2017 did not materially change the Company’s previous accounting methods and therefore did not have a material impact on the Company’s consolidated financial position or results of operation.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014‑15”).  ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in 2016 and has since included disclosures in its financial statements consistent with the pronouncement.

n.Recently Issued Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for the Company as of January 1, 2020. As the Company’s principle credit risk is related to its Lease Receivables the Company does not expect the adoption of this update to result in a material impact on its consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company does not anticipate early adoption. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  Depending on the number of years remaining under such lease agreements the right-of-use assets and lease liabilities that the Company would record under ASU 2016-2 could be material.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company does not expect the adoption of ASU 2016-01 to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

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

3. Change in Accounting Principle

In July 2017, the FASB issued ASU 2017-11.  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings.  An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities.  In the case where the exception from derivative accounting does not apply, warrants must be accounted for as a liability and recorded at fair value at the date of grant and re-valued at the end of each reporting period.

The Company’s September 2012 and 2014 warrants (see Note 15) include anti-dilution provisions characterized as down round features and have previously been accounted for as liabilities, with the fair value of the warrant liabilities remeasured at each reporting date and the change in liabilities recorded as other non-operating income or loss.  The Company had recorded a “Warrant liability” of $1.9 million and a warrant derivative gain of $17.1 million in its “Accumulated deficit” as reported in its Condensed Consolidated Balance Sheets for the year ended December 31, 2016 relating to the September 2012 and 2014 warrants.    The Company had recorded a warrant liability of $1.5 million as of June 30, 2017 and reported a warrant derivative gain of $0.4 million for the six months ended June 30, 2017 relating to the September 2012 and 2014 warrants.

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

Except for the down round features in the September 2012 and 2014 warrants, the warrants would have been classified in equity under the guidance in Subtopic 815-40 and therefore qualify for the scope exception in ASU 2017-11.  As permitted, the Company elected to adopt the accounting principles prescribed by ASU 2017-11 for the interim period ended September 30, 2017 and has recorded a cumulative-effect adjustment stemming from a change in accounting principle in its financial statements for the year ended December  31, 2017 measured retrospectively to the beginning of 2017.  The cumulative effect adjustment appears at the beginning of 2017 in the Company’s Condensed Consolidated Statement of Changes in Equity.  The results of operations for the Company for year ended December 31, 2017 reflects application of the change in accounting principle from the beginning of 2017.

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

The following tables summarize the Company's short-term investments at December 31, 2017 and 2016:

		Estimated	Carrying
December 31, 2017	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Available for sale common stock	$275	$238	$238
Total available for sale	275	238	238
Total short term	$275	$238	$238

December 31, 2016
Investments:
Short-term:
Available for sale common stock	$275	$334	$334
Total available for sale	275	334	334
Total short term	$275	$334	$334

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

5.Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Prepaid insurance	$362	$296
Deferred offering costs	137	153
Recoupable deposits and other	246	129
	$745	$578

The deferred offering costs are related to the ATM Program discussed in detail in Note 15.

6.Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)
Material and supplies	$242	$245
	$242	$245

The material and supplies inventory at December 31, 2017 and 2016 are related to the Velardeña Properties and are reduced by a $0.2 million obsolescence reserve.

7.Value added tax receivable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for VAT payments to be recovered from VAT collected from the sale of products or rendering of services. At December 31, 2017, the Company has also recorded approximately $19,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

During 2017 the Company received refunds of approximately $1.1 million from the government of Argentina for VAT payments made in that country during 2012 and 2013. Because of uncertainties relating to collectability of the taxes the Company had recorded a full valuation allowance against the VAT receivable at the time the taxes were paid. The Company reported the $1.1 million of VAT refunds received during the year ended December 31, 2017 in “Other operating income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss. In February 2018, we received an additional approximately $138,000 of VAT refunds. At December 31, 2017, the Company reversed $138,000 of the valuation allowance and recorded a VAT receivable of $138,000 with a corresponding gain in “Other operating income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has remaining Argentina VAT refund claims totaling approximately $0.1 million.  The Company cannot predict if or when it will receive these additional VAT refunds and accordingly has recorded a full valuation allowance against the remaining VAT refund claims.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)
Mineral properties	$9,352	$9,352
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,246	4,386
Mining equipment and machinery	15,989	16,351
Other furniture and equipment	958	952
Asset retirement cost	865	992
	34,128	34,751
Less: Accumulated depreciation and amortization	(25,988)	(25,516)
	$8,140	$9,235

In August 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of The Sentient Group, for $687,000 (see Note 23). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use.  The equipment had a net book value of $27,000 resulting in a gain of $660,000 in 2016. The gain is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017.

With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  The Company recorded a gain of $105,000 in 2017 on the sale of the additional equipment, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

On August 2, 2016, the Company entered into a definitive agreement to sell its remaining 50% interest in the San Diego exploration property in Mexico to Golden Tag Resources ltd (“Golden Tag”), the company that held the other 50% interest in the property. As a result of the sale, the Company received approximately $379,000 in cash and 2,500,000 common shares of Golden Tag.  Pursuant to the agreement, Golden Tag will be required to pay the Company a 2.0% net smelter return royalty in respect to the San Diego property. The Company had previously written down the value of the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

San Diego property to approximately zero and accordingly recognized a gain of approximately $0.5 million in 2016 on the sale. The gain is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Following this transaction, the Company now holds 7,500,000 common shares representing approximately 10% of the outstanding common shares of Golden Tag (see Note 4).

In August 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million in the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program. Electrum, at its option, can elect to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project after incurring exploration expenditures totaling $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture. Prior to an amendment to the agreement, the Company would have been allowed to maintain a 40% interest in the Celaya project, following the initial three-year earn-in period, by contributing its pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.  In February 2018, the Company and Electrum amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an additional 20% interest in the Celaya project in exchange for a payment of $1.0 million.  Electrum can now increase its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period the Company will have the right to maintain its 20% participating interest or its interest could ultimately be converted into a carried 10% net profits interest if the Company elects not to participate as a joint venture owner.  The Company has previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $0.2 million from the farm-out of the property in 2016 and will recognize an additional gain of $1.0 million from the execution of the amendment to the agreement in the first quarter 2018. The $0.2 million gain recognized in 2016 is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

In April 2016, the Company entered into an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million, including a final payment of $0.5 million due in April 2018. To date, Santacruz has paid the Company approximately $0.9 million.  The Company and Santacruz amended the option agreement in February 2018 to extend the due dates for the remaining series of payments through September 2018.  To complete the acquisition of the Zacatecas Properties Santacruz must now make three additional payments of $225,000 each in March, June and September 2018.  Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at the Company’s option, if Santacruz fails to make subsequent payments when due.  The Company has previously expensed all of its costs associated with the Zacatecas Properties and accordingly recognized a gain of $0.5 million and $0.4 million in 2017 and 2016 respectively, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

The Asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties.  The amounts for ARC have been fully depreciated at December 31, 2017.  The decrease in the ARC during the period is related to an adjustment to the ARO, as discussed below in Note 11.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

9.Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Accounts payable and accruals	$310	$344
Accrued employee compensation and benefits	1,246	880
	$1,556	$1,224

December 31, 2017

Accounts payable and accruals at December 31, 2017 consist primarily of $0.1 million and $0.2 million due to contractors and suppliers related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is partially offset by a small VAT receivable.

Accrued employee compensation and benefits at December 31, 2017 consist of $0.2 million of accrued vacation payable, $0.6 million of withholding taxes and benefits payable (of which $0.3 million is related to activities at the Velardeña Properties) and $0.4 million related to the Key Employee Long-Term Incentive Plan ("KELTIP") (see Note 15).

December 31, 2016

Accounts payable and accruals at December 31, 2016 consist primarily of $0.1 million and $0.2 million due to contractors and suppliers related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include VAT payable that is a partial offset to the small VAT receivable.

Accrued employee compensation and benefits at December 31, 2016 consist of $0.2 million of accrued vacation payable, $0.4 million of withholding taxes and benefits payable (of which $0.2 million is related to activities at the Velardeña Properties) and $0.3 million related to the KELTIP (see Note 15).

10.Convertible Note Payable – Related Party, Net

In October 2015, the Company borrowed $5.0 million from Sentient, the Company’s largest stockholder, pursuant to the terms of a Senior Secured Convertible Note the (“Sentient Note”) and a related loan agreement (the “Sentient Loan”), with principal and accrued interest due on October 27, 2016. In January 2016, upon approval by the Company’s stockholders, the Sentient Note became convertible, solely at Sentient's option, into shares of the Company's common stock at a price equal to the lowest of: 1) $0.289, 90 percent of the 15-day volume weighted average price ("VWAP") for the period immediately preceding the loan closing date, 2) 90 percent of the 15-day VWAP for the period immediately preceding the loan conversion date, or 3) an anti-dilution adjusted price based on the lowest price for which the Company has sold its stock following the loan closing date. The loan provided for interest at a rate of 9% per annum, compounded monthly.

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

The Company adjusted the recorded value of the Sentient Loan at the first partial conversion date and at March 31, 2016 to reflect the amortization of the loan discount and loan costs, shown as “Interest expense” in the Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2016, the Company recorded a total noncash loss on debt extinguishment of $1.7 million reflecting the difference between the value of the shares issued to Sentient as a result of the February 11, 2016 conversion and the recorded value of the Sentient Loan, including related loan costs, loan discount and embedded derivative eliminated at the conversion date. The Company marked-to-market the embedded derivative at the February 11, 2016 conversion date and recorded a total derivative loss of $0.8 million for the nine months ended September 30, 2016 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

At December 31, 2017 and December 31, 2016, the Sentient Note had been fully converted and the Company had no outstanding debt.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the year ended December 31, 2017 the Company recognized approximately $0.2 million of accretion expense and approximately $4,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Beginning balance	$2,380	$2,480

Changes in estimates, and other	(128)	(293)
Accretion expense	196	193
Ending balance	$2,448	$2,380

The decrease in the ARO recorded during the years ended December 31, 2017 and 2016 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 include approximately $50,000 of reclamation liabilities related to activities at the El Quevar project in Argentina.

12.Other Liabilities

The Company recorded nil amounts of other current liabilities at December 31, 2017 and December 31, 2016.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2017 and 2016 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2017
Assets:
Cash and cash equivalents	$3,250	$—	$—	$3,250
Trade accounts receivable	314	—	—	314
Short-term investments	238	—	—	238
	$3,802	$—	$—	$3,802

At December 31, 2016
Assets:
Cash and cash equivalents	$2,588	$—	$—	$2,588
Trade accounts receivable	380	—	—	380
Trade accounts receivable - related party	643	—	—	643
Short-term investments	334	—	—	334
	$3,945	$—	$—	$3,945
Liabilities:
Warrant liability - related party	$—	$—	$976	$976
Warrant liability	—	—	922	922
	$—	$—	$1,898	$1,898

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy and are related to the oxide plant lease per the terms of the lease rates established in the plant lease agreement.

At December 31, 2016, the Company recorded a liability for warrants to acquire the Company’s stock as a result of anti-dilution clauses in the warrant agreements that could result in a resetting of the warrant exercise price in the event the Company were to issue additional shares of its common stock in a future transaction at a price lower than the current exercise price of the warrants (see Note 15). The Company assesses the fair value of its warrant liability at the end of each

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

reporting period, with changes in the value recorded as “Warrant derivative (loss) gain” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The warrant liability had been recorded at fair value as of December 31, 2016 based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy.  The valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants. The Company did not have a warrant liability at December 31, 2017 as the result of a change in accounting principal during the period as discussed in Note 3.

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

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Warrant Liabilities
(in thousands)
Ending balance at December 31, 2015	$1,898
Change in estimated fair value	(364)
Ending balance at December 31, 2016	$1,534

At December 31, 2017, the remaining warrants are recorded as equity as the result of a change in accounting principal as fully detailed in Note 3.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2017 or December 31, 2016.

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

No fair value adjustments to long lived assets were recorded during the years ended December 31, 2017 and December 31, 2016.

14.Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis.  The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2017	2016
CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	13	—
	$13	$—
DEFERRED TAXES:
United States	$—	$—
Other Countries	—	—
Total income tax provision	$13	$—

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2017	2016
	(in thousands)
United States	$(7,197)	$(11,732)
Other Countries	3,318	1,073
	$(3,879)	$(10,659)

In 2017 the Company recorded $13,000 of current tax expense stemming from taxable income of a subsidiary in Mexico, and no current taxes were recorded in 2016.  No deferred taxes were recorded in 2017 or 2016, as any such tax expense or benefit incurred during the year has been offset against a change in the valuation allowance of various deferred tax assets in each country.

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For Year Ended December 31,
	2017	2016
	(in thousands)
Tax expense (benefit) at US rate of 35%	$(1,319)	$(3,624)
Other adjustments:
Rate differential of other jurisdictions	(70)	(98)
Effects of foreign earnings	310	(786)
Change in valuation allowance	33,975	(4,690)
Provision to tax return true-ups	(33,720)	209
Exchange rate changes on deferred tax assets	(8,444)	8,802
Effect of a change in tax rates	11,516	(1,177)
Debt extinguishment loss	—	550
Warrant liability loss	—	838
Tax loss on sale of subsidiary	(1,693)	—
Inflation adjustment on net operating losses	(2,491)	—
Expired net operating losses	1,931	—
Other	18	(24)
Income tax provision	$13	$—

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$131,866	$96,038
Stock-based compensation	517	1,435
Property, plant and equipment	4,307	7,545
Other	3,274	1,016
	139,964	106,034
Less: Valuation allowance	(139,795)	(105,820)
Total deferred tax assets	169	214

Deferred tax liabilities:
Property, plant and equipment	(169)	(195)
Other	—	(19)
Total deferred tax liabilities	(169)	(214)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2017 and December 31, 2016 was zero.

At the end of 2017 a new U.S. tax law was enacted, lowering the U.S. corporate tax rate to 21% from the top rate of 35% beginning in 2018.  The tax rate change resulted in a reduction of the Company’s U.S. deferred tax assets by $10.2 million.  The Company’s deferred tax assets are currently completely offset by a valuation allowance so the reduction in U.S. deferred tax assets has no impact on the Company’s financial statements for the year ended December 31, 2017.  In addition, the new tax law imposes a transition tax on the accumulated earnings and profits of controlled foreign corporations (“CFC’s).  None of the Company’s CFCs currently have accumulated earnings and profits and therefore the Company has no transition tax liability.  No other provisions of the new tax law had a material impact on the Company’s financial statements for the period ended December 31, 2017.  Based on the Company’s current interpretation and subject to the release of the related regulations and any future interpretive guidance, the Company believes the effects of the change in the tax law incorporated herein are substantially complete.

At December 31, 2017 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $484.9 million.  Of these, $83.9 million is related to the Velardeña Properties in Mexico and expires in future years through 2027,  $22.6 million is related to other Mexico exploration activities expiring in future years through 2027, $121.1 million exists in Spain and has no expiration date, and $186.5 million exists in other non-U.S. countries, which will expire in future years through 2027.  In the U.S. there are $70.8 million of net operating loss carryforwards which will expire in future years through 2037.

The valuation allowance offsetting the net deferred tax assets of the Company of $139.8 million and $105.8 million at December 31, 2017 and 2016, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions.  The Company continually assesses both

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits.  The Company’s unrecognized tax benefits as of December 31, 2017 and 2016 are completely offset by net deferred tax benefits and therefore do not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2017	2016
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$740	$937
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(154)	(197)
Gross unrecognized tax benefits at end of period	$586	$740

Tax years as early as 2012 remain open and are subject to examination in the Company’s principal tax jurisdictions.  The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months.  No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2017 or 2016, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2017 and 2016.  The Company classifies income tax related interest and penalties as income tax expense.

15.Equity

Cancellation of Treasury Shares

Pursuant to the terms of an agreement between the Company and ECU, relating to the merger of the two companies on September 2, 2011, ECU shareholders had the right to receive 0.05 shares of the Company’s common stock for each share of ECU common stock held. On the sixth anniversary following the merger any unconverted shares expired per the terms of the agreement. Accordingly, during December 2017, ECU shares being held for conversion, representing 125,739 shares of the Company, were returned to treasury and canceled.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Consideration Shares

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years (see Note 16).  As partial consideration for the option Hecla purchased $1.0 million, or approximately 1.8 million shares, of the Company’s common stock (the “Consideration Shares”), issued at a price of $0.55 per share, which was the undiscounted 30-day volume weighted average stock price. The Consideration Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder.  Under the terms of the Option Agreement (defined herein), the Company agreed to register with the SEC the resale of the Consideration Shares.  A resale registration statement with the SEC became effective in September 2017.  The $1.0 million received for the Consideration Shares, net of $71,000 in legal and stock exchange issuance fees, has been recorded as equity in the Condensed Consolidated Balance Sheets at December 31, 2017.

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares.  On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new registration statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program.  The ATM Agreement will remain in full force and effect until the earlier of December 31, 2018, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the ATM Agreement will be made in Canada. The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $109,000 in connection with establishing the ATM Program.  Such costs have been deferred and will be amortized to equity as sales are completed under the ATM Program. At December 31, 2017, unamortized costs totaling $136,000 appear on the accompanying Consolidated Balance Sheets as “Prepaid expense and other assets.”

During the year ended December 31, 2017 the Company sold an aggregate of approximately 1,024,000 common shares under the ATM Program at an average price of $0.70 per common share for gross proceeds of approximately $720,000. The Company paid cash commissions and other nominal transaction fees to Wainwright totaling approximately $16,000 or 2.2% of the gross proceeds and amortized approximately $23,000 of deferred accounting, legal and regulatory costs resulting in a net amount of approximately $682,000 that has been recorded as equity in the Condensed Consolidated Balance Sheets.  During the year ended December 31, 2017 the Company also incurred approximately $34,000 in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Sentient Note conversion

On February 11, 2016, Sentient converted approximately $3.9 million of principal and $0.1 million of accrued interest (representing the total amount of accrued interest at the conversion date) into 23,355,000 shares of the Company's

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

common stock at an exercise price of approximately $0.172 per share, reflecting 90% of the 15-day VWAP immediately preceding the conversion date. On June 10, 2016, Sentient converted the remaining approximately $1.1 million of principal and approximately $34,000 of accrued interest (representing the total amount of accrued interest at the conversion date) pursuant to the Sentient Note into 4,011,740 shares of the Company's common stock at an exercise price of approximately $0.289 per share, equal to 90% of the 15‐day VWAP immediately preceding the loan’s original issue date (see Note 10).  At September 30, 2016 the Sentient Note had been fully converted and the Company had no further debt outstanding. After conversion, and following the sale of additional shares of the Company’s common stock in 2017 pursuant to the ATM Program (discussed above), Sentient holds approximately 45% of the Company’s 91.9 million shares of issued and outstanding common stock.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2017 and 2016 and changes during the years then ended:

	The Year Ended December 31,
	2017		2016
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Grants	Shares	Share	Shares	Per Share
Outstanding at beginning of period	100,000	$0.63	84,170	$0.46
Granted during the period	200,000	0.53	100,000	0.63
Restrictions lifted during the period	(96,666)	0.60	(84,170)	0.46
Forfeited during the period	—	—	—	—
Outstanding at end of period	203,334	$0.55	100,000	$0.63

During the year ended December 31, 2017 restricted stock grants were made to two employees. During the year ended December 31, 2016 restricted stock grants were made to three employees.

Restrictions were lifted on 46,666 shares during the year ended December 31, 2017 on the anniversaries of grants made to three employees in prior years.  In addition, during 2017, 50,000 shares of a 150,000 share grant to a new employee vested on the grant date. Restrictions were lifted on 84,170 shares during the year ended December 31, 2016 on the anniversaries of grants made to two officers in prior years.

For the year ended December 31, 2017 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants. For the year ended December 31, 2016 the Company recognized a nominal amount of compensation expense related to the restricted stock grants.  The Company expects to recognize approximately $0.1 million of compensation expense related to these grants over the next 35 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2017 and 2016 and changes during the years then ended:

	The Year Ended December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Equity Plan Options	Shares	Share	Shares	Share
Outstanding at beginning of period	95,810	$8.02	245,810	$3.47
Granted during the period	—	—	—	—
Forfeited or expired during period	(55,500)	8.00	(150,000)	0.56
Exercised during period	—	—	—	—
Outstanding at end of period	40,310	$8.05	95,810	$8.02
Exercisable at end of period	40,310	$8.05	95,810	$8.02
Granted and vested	40,310	$8.05	95,810	$8.02

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2017 and 2016 and changes during the years then ended:

	The Year Ended December 31,
	2017		2016
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Units	Shares	Share	Shares	Per Share
Outstanding at December 31, 2016	1,607,317	$1.28	1,245,285	$1.66
Granted during the period	280,000	0.48	530,000	0.42
Restrictions lifted during the period	—	—	(167,968)	1.40
Forfeited during the period	—	—	—	—
Outstanding at December 31, 2017	1,887,317	$1.16	1,607,317	$1.28

For the years ended December 31, 2017 and 2016 the Company recognized approximately $0.1 million and $0.2 million of compensation expense, respectively related to the RSU grants.  The Company expects to recognize additional compensation expense related to the RSU grants of less than $0.1 million over the next six months.

Restrictions lifted on 167,968 RSU shares during 2016 all relate to the retirement of Michael T. Mason from the Company’s Board of Directors during the year.

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

During the year ended December 31, 2017 the Company awarded 435,000 KELTIP Units to two officers of the Company and recorded approximately $0.2 million of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss. At December 31, 2017, the KELTIP Units were marked-to-market and the Company recognized approximately a $0.1 million reduction of compensation expense. At December 31, 2017 1,020,000 KELTIP Units were outstanding.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2017 and December 31, 216, and the changes during the years then ended:

	The Year Ended December 31,
	2017		2016
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Underlying	Price Per	Underlying	Price Per
Common Stock Warrants	Shares	Share	Shares	Share
Outstanding at December 31, 2016	17,578,950	$2.17	8,777,409	$3.96
Granted during period	—	—	6,000,000	0.75
Dilution adjustment	157,302		2,801,541	—
Expired during period	(6,258,080)	4.62	—	—
Exercised during period	—		—	—
Outstanding at December 31, 2017	11,478,172	$0.81	17,578,950	$2.17

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

The September 2012 and 2014 warrant agreements contain anti-dilution clauses that could result in a resetting of the warrant exercise price and the number of warrant shares outstanding in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  As a result of the subsequent issuance of the Company’s common stock in separate transactions, including the September 2014 registered public offering and private placement, the conversion of the Sentient Note, the May 2016 Offering and private placement, the ATM Program and the Hecla Share Issuance (defined herein) the exercise price of the 2012 and 2014 warrants has been adjusted downward. As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 warrants, prior to their expiration on September 19, 2017, had increased from the original 3,431,649 shares to 6,258,080 shares (2,826,431 share increase) and the exercise price has been reduced from the original $8.42 per share to $4.62 per share. The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,478,172 shares (732,172 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.87 per share.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The warrants issued in September 2012 and September 2014 were recorded as a liability on the balance sheet at December 31, 2016, as a result of anti-dilution clauses in the warrant agreements as discussed above. The May 2016 warrants are not subject to anti-dilution and the warrants are recorded as equity.  At December 31, 2016, the total liability recorded for the 2012 and 2014 warrants was approximately $1.9 million, consisting of approximately $1.8 million for the 2014 warrants and $0.1 million for the 2012 warrants.  The September 2012 warrants expired during 2017 and as a result of a change in accounting principle the September 2014 warrants were recorded in equity on the balance sheet at December 31, 2017 (see Note 3).   As a result, the Company did not record a warrant liability at December 31, 2017.

16.Revenue, Deferred Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the year ended December 31, 2017 the Company recorded revenue of approximately $6.7 million and related costs of approximately $2.2 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 605 regarding "income statement characterization of reimbursements received for "out-of-pocket expenses incurred" and "reporting revenue gross as a principal versus net as an agent".  ASC 605 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

During August 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million upfront cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of the Company’s common stock, issued at a price of $0.55 per share, which was the undiscounted 30-day volume weighted average stock price (see Note 15).  The option and lease extension were memorialized in (i) an Option Agreement dated August 2, 2017 among the Company and Hecla Mining Company (the “Option Agreement”), and (ii) a Second Amendment to Master Agreement and Lease Agreement dated August 2, 2017 among Minera William S.A. de C.V., an indirect subsidiary of the Company, and Minera Hecla S.A.  de C.V., an indirect subsidiary of Hecla Mining Company (the “Second Amendment”). Under the Second Amendment, Hecla must exercise the option to extend the lease no later than October 3, 2018.  All of the fixed fees and throughput related charges remain the same as under the original lease.  Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.  Pursuant to the Second Amendment, Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice.  Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if the Company decides to use the oxide plant for its own purposes before December 31, 2020.

The Company expects to recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Other operating income” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  As of December 31, 2017, the unamortized portion of the lease option payment totaled approximately $0.9 million recorded as short and long term “Deferred revenue” on the Condensed Consolidated Balance Sheets.  The $1.0 million received for the Consideration Shares, net of $71,000 in legal and stock exchange issuance fees, has been recorded as equity in the Condensed Consolidated Balance Sheets at December 31, 2017.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

For the year ended December 31, 2016 the Company recorded revenue of approximately $6.4 million and related costs of approximately $2.0 million associated with the lease of the Velardeña Properties oxide plant.

17.Interest and Other Income

For the year ended December 31, 2017 the Company had only a nominal amount of interest and other income, primarily related to interest on amounts receivable from the sale of mining equipment as discussed in Note 8.

For the year ended December 31, 2016 the Company reported interest and other income of $0.4 million, which is primarily related to a refund of previously paid social security taxes in Mexico.

18.Derivative Loss

During the year ended December 31, 2016 the Company recorded approximately $1.7 million of warrant derivative loss related to an increase in the fair value of the liability recorded for warrants to acquire the Company’s common stock (see Note 13).  The warrant liability at December 31, 2016 was recorded at fair value based primarily on a valuation performed by a third-party expert using a Monte Carlo simulation which falls within Level 3 of the fair value hierarchy (see Note 13). The third party valuation model takes into account the probability that the Company could issue additional shares in a future transaction at a lower price than the current exercise price of the warrants. Significant inputs to the third party valuation model included prices for the warrants disclosed above, the probability of an additional issuance of the Company’s common stock at a lower price than the current warrant exercise price and the inputs in the table below for the respective periods. The Company did not have a warrant liability at December31, 2017 as the result of a change in accounting principal during the period as discussed in Note 3.

During the year ended December 31, 2016 the Company recorded approximately $0.8 million of derivative loss related to an increase in the fair value of the derivative liability related to the Sentient Loan. The derivative liability was recorded at fair value at June 10, 2016, the date of the conversion of the remaining note (see Note 10), based primarily on a valuation performed by a third party expert using a Monte Carlo simulation, which falls within Level 3 of the fair value hierarchy (see Note 13).  Significant inputs to the valuation model included: 1) future variations in the Company’s stock price, and 2) the probability of entering into an equity transaction prior to the loan maturity date that would lower the conversion price.  At December 31, 2017 and December 31, 2016, the Sentient Loan had been fully converted.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

19.Cash flow information

The following table reconciles net loss for the period to cash used in operations:

	Year Ended December 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,892)	$(10,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	952	1,548
Accretion of asset retirement obligation	196	193
Write off of loss contingency, net	—	(212)
Asset write off	—	24
Gain on reduction of asset retirement obligation	(56)	—
Gain on sale of assets	(608)	(1,791)
Amortization of deferred loan costs	—	57
Warrant liability fair market adjustment	—	1,688
Derivative liability fair market adjustment	—	778
Accretion of loan discount	—	372
Loss on debt extinguishment	—	1,653
Stock compensation	296	593
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	683	166
Increase in prepaid expenses and other assets	(142)	(152)
Decrease in inventories	3	85
(Increase) decrease in value added tax recoverable, net	(149)	346
Increase in accrued interest payable net of amounts capitalized	—	85
Increase (decrease) in deferred revenue	892	(500)
Decrease in reclamation liability	(8)	(11)
Increase (decrease) in accounts payable and accrued liabilities	226	(450)
Decrease in deferred leasehold payments	(23)	(18)
Net cash used in operating activities	$(1,630)	$(6,205)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2017 and 2016.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2018	2019	2020	2021	2022	Thereafter

El Quevar mining concessions (estimated)	$93	$93	$93	$93	$93	$—
Velardeña mining concessions (estimated)	$70	$70	$70	$70	$70	$—
Office space	$293	$274	$—	$—	$—	$—

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $111,000 and $116,000 for the years ended December 31, 2017 and 2016, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2017 and 2016 the Company made such payments totaling approximately $69,000 and $74,000 respectively, and annual payments under its surface right agreement with the local ejido of approximately $25,000.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina.  The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2014. The new lease reflects an approximately 46% reduction in space and an approximately 44% reduction in cost beginning March 1, 2014. The new lease expires November 30, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $226,000 and $224,000 for the years ended December 31, 2017 and 2016, respectively.

The Company cannot currently estimate the life of the Velardeña Properties or El Quevar project. The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2017. If the Company continues mining and processing or evaluations of restart at the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $70,000 per year for the life of the Velardeña mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $93,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

The Company has recorded only nil amounts to loss contingencies at December 31, 2016, as discussed in Note 12. No loss contingencies were recorded at December 31, 2017.

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

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2017	Revenue	to Sales	Amortization	Expense	(Income)/Loss	Total Assets	Expenditures
				(in thousands)
Velardeña Properties	$6,691	$2,189	$584	$2,089	$(3,330)	$6,406	$79
Corporate, Exploration & Other	—	—	368	6,925	7,209	6,671	2
	$6,691	$2,189	$952	$9,014	$3,879	$13,077	$81

The Year ended December 31, 2016
Velardeña Properties	$6,400	$2,046	$1,116	$2,544	$(2,167)	$7,821	$35
Corporate, Exploration & Other	—	—	432	7,588	12,826	6,187	15
	$6,400	$2,046	$1,548	$10,132	$10,659	$14,008	$50

All of the revenue for the two years presented was from the Company's Velardeña Properties in Mexico (see Note 16) and was all attributable to the lease of the oxide plant.

23.Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

In August 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 8), in a transaction approved by the Company’s Audit Committee and Board of Directors. At December 31, 2017 Sentient holds approximately 45% of the Company’s 91.9 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August 2016, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017. At December 31, 2016 the Company had recorded a receivable of $643,000 related to the sale, including accrued interest, included in “Related party receivable” in the accompanying Consolidated Balance Sheets.

With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  The Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date. At December 31, 2017, no amounts were due to the Company related to the mining equipment sale to Minera Indé.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the year ended December 31, 2017 and the period ended December 31, 2016 the Company charged Minera Indé approximately $180,000 and $83,000, respectively for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Consolidated Statements of Operations and Comprehensive Loss.

24.Subsequent Event

In August 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum related to the Company’s Celaya exploration property in Mexico.  (See Note 8 for further details on the terms of the earn-in agreement.)  In February 2018, the Company and Electrum amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an additional 20% interest in the Celaya project in exchange for a $1.0 million payment.  Electrum can now increase its total interest in the project to 80% by contributing 100% of the $2.5 million of expenditures required in the second three-year earn-in period as specified under the earn-in agreement. The Company will recognize a gain of $1.0 million from the amendment in the first quarter 2018.