Form 10-Q
period 2018-03-31
Golden Minerals Co
filed 2018-05-02
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

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

AT MAY 1, 2018, 91,929,709 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2018	2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$2,711	$3,250
Short-term investments (Note 4)	233	238
Lease receivables	402	314
Inventories, net (Note 6)	259	242
Value added tax receivable, net (Note 7)	13	148
Prepaid expenses and other assets (Note 5)	850	745
Total current assets	4,468	4,937
Property, plant and equipment, net (Note 8)	7,866	8,140
Total assets	$12,334	$13,077

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,400	$1,556
Deferred revenue, current (Note 15)	293	293
Other current liabilities (Note 10)	193	9
Total current liabilities	1,886	1,858
Asset retirement and reclamation liabilities (Note 11)	2,544	2,495
Deferred revenue, non-current (Note 15)	528	600
Other long term liabilities	35	43
Total liabilities	4,993	4,996

Commitments and contingencies (Note 18)

Equity (Note 14)
Common stock, $.01 par value, 200,000,000 shares authorized; 91,929,709 shares issued and outstanding at both periods	919	919
Additional paid in capital	516,329	516,284
Accumulated deficit	(509,907)	(509,082)
Accumulated other comprehensive loss	—	(40)
Shareholders' equity	7,341	8,081
Total liabilities and equity	$12,334	$13,077

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 15)	$1,637	$1,644
Total revenue	1,637	1,644
Costs and expenses:
Oxide plant lease costs (Note 15)	(503)	(537)
Exploration expense	(899)	(534)
El Quevar project expense	(272)	(149)
Velardeña shutdown and care and maintenance costs	(489)	(350)
Administrative expense	(1,061)	(1,026)
Stock based compensation	(15)	(65)
Reclamation expense	(51)	(49)
Other operating income, net (Notes 7 and 8)	1,226	157
Depreciation and amortization	(296)	(188)
Total costs and expenses	(2,360)	(2,741)
Loss from operations	(723)	(1,097)
Other income and (expense):
Interest and other income, net (Note 16)	3	18
(Loss) gain on foreign currency	(15)	6
Loss from operations before income taxes	(735)	(1,073)
Income tax	—	—
Net loss	$(735)	$(1,073)
Comprehensive loss, net of tax:
Unrealized loss on securities (Note 3)	—	(52)
Comprehensive loss	$(735)	$(1,125)
Net loss per common share — basic
Loss	$(0.01)	$(0.01)
Weighted average Common Stock outstanding - basic (1)	91,726,375	89,350,286

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(1,760)	$(1,087)
Cash flows from investing activities:
Proceeds from sale of assets	1,249	115
Acquisitions of property, plant and equipment	(28)	—
Net cash from investing activities	$1,221	$115
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	449
Net cash from financing activities	$—	$449
Net decrease in cash and cash equivalents	(539)	(523)
Cash and cash equivalents, beginning of period	3,250	2,588
Cash and cash equivalents, end of period	$2,711	$2,065

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362
Cumulative adjustment related to change in accounting principle (Note 3)	—	—	19,046	(17,148)	—	1,898
Adjusted balance at January 1, 2017	89,020,041	$889	$514,501	$(505,185)	$55	$10,260
Stock compensation accrued and shares issued for vested stock awards	200,000	1	196	—	—	197
Shares issued under the at-the-market offering agreement, net (Note 14)	1,024,392	10	671	—	—	681
Consideration shares sold to Hecla, net (Notes 14 and 15)	1,811,015	18	912	—	—	930
Cancellation of treasury shares (Note 14)	(125,739)	1	(1)	—	—	—
Deemed dividend on warrants (Note 3)	—	—	5	(5)	—	—
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(95)	(95)
Net loss	—	—	—	(3,892)	—	(3,892)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 3)	—	—	—	(89)	40	(49)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,172)	$—	$8,031
Stock compensation accrued and shares issued for vested stock awards	—	—	45	—	—	45
Net loss	—	—	—	(735)	—	(735)
Balance, March 31, 2018	91,929,709	$919	$516,329	$(509,907)	$—	$7,341

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and filed with the SEC on March 2, 2018.

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $0.5 million and $0.4 million in care and maintenance costs for the three months ended March 31, 2018 and March 31, 2017, respectively.  On an ongoing basis, the Company expects to incur approximately $0.4 million in quarterly care and maintenance costs while mining and processing remain suspended.

The Company has retained a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which is leased to a subsidiary of Hecla Mining Company (“Hecla”) and not affected by the shutdown. The oxide plant began processing material for Hecla in mid-December 2015, and the Company expects to receive net cash flow under the lease of approximately $4.5 million in 2018. However, because Hecla has the right to terminate the lease on sixty days’ notice, there is no assurance that this amount will be received. On March 24, 2017, Hecla exercised its right to extend the lease through December 31, 2018. On August 2, 2017, the Company granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price (see Note 14). The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña Properties assets.

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

2.     New Accounting Pronouncements

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014.  The Company also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  The Company has elected the modified retrospective method of adopting ASU 2014 (see Note 3).

During the first quarter 2018 the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have a readily determinable fair value to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  The Company recognized retrospectively the cumulative effect of initially adopting ASU 2016-01 (see Note 3).

In July 2017, the FASB issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”).  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. For the Company, adoption of ASU 2017-11 was required for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption was permitted, including in an interim period. The Company early adopted ASU 2017-11 during the interim period ended September 30, 2017 (see Note 3).

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company does not anticipate early adoption. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  Depending on the number of years remaining under such lease agreements the right-of-use assets and lease liabilities that the Company would record under ASU 2016-2 could be material.

3.Change in Accounting Principle

Warrant Liability

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

The September 2012 and 2014 warrants (see Note 14) include anti-dilution provisions characterized as down round features and were previously accounted for as liabilities, with the fair value of the warrant liabilities remeasured at each reporting date and the change in liabilities recorded as other non-operating income or loss.  The Company had recorded a “Warrant liability” of $1.9 million and a warrant derivative gain of $17.1 million in its “Accumulated deficit” as reported in its Condensed Consolidated Balance Sheets for the year ended December 31, 2016 relating to the September 2012 and 2014 warrants prior to the change in accounting principle.    The Company had recorded a warrant liability of $2.0 million as of March 31, 2017 and reported a warrant derivative loss of $0.1 million for the three months ended March 31, 2017 relating to the September 2012 and 2014 warrants prior to the change in accounting principle.

In addition, for freestanding equity-classified financial instruments, ASU 2017-11 also requires entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  Certain equity transactions following the issuance of the September 2012 and 2014 warrants have triggered anti-dilution clauses in the warrant agreements resulting in additional warrant shares and a reduction to the original strike price of the warrants.  ASU 2017-11 prescribes a method to measure the value of a deemed dividend related to a triggering event by computing the difference in fair value between two instruments that have terms consistent with the actual instrument but that do not have a down round feature, where the number of warrant shares and strike price of one instrument corresponds to the actual instrument before the triggering event and the number of warrant shares and strike price of the other instrument corresponds to the actual instrument immediately after the triggering event.  Following ASU 2017-11, for periods ending on or prior to December 31, 2016 the Company would have reduced its “Accumulated deficit” as reported on its Condensed Consolidated Balance Sheets by approximately $0.3 million related to prior triggering events.  During the three month period ending March 31, 2017 the Company would have reduced its accumulated deficit by approximately $1,000 related to triggering events. There were no triggering events in the three months ended March 31, 2018.

Except for the down round features in the September 2012 and 2014 warrants, the warrants would have been classified in equity under the guidance in Subtopic 815-40 and therefore qualify for the scope exception in ASU 2017-11.  As permitted, the Company elected to adopt the accounting principles prescribed by ASU 2017-11 during the interim period ended September 30, 2017 and recorded a cumulative-effect adjustment stemming from a change in accounting principle in its financial statements measured retrospectively to the beginning of 2017.  The cumulative effect adjustment appears at the beginning of 2017 in the Company’s Condensed Consolidated Statement of Changes in Equity.  The results of operations for the Company for the three months ended March 31, 2017 reflect application of the change in accounting principle from the beginning of 2017.  As noted above, the Company had previously reported a warrant derivative gain of $0.1 million during the three month period ending March 31, 2017.  Because the Company has retroactively applied the change in accounting principle discussed above to the beginning of 2017, the Company is no longer reporting warrant derivative gains or losses for the September 2012 and 2014 warrants beginning in 2017.

Other Income Related to the Sale of Exploration Properties

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the FASB” in May 2014. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  The Company has elected the modified retrospective method of initially adopting ASU 2014-09.

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09.  The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties.  As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 8).  In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018.  Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended March 31, 2018.  See Note 8 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Available for Sale Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  At December 31, 2017, the Company had equity securities classified as available-for-sale and reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Condensed Consolidated Balance Sheets.  The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and has recorded a loss of approximately $6,000 in “Interest and other income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended March 31, 2018.

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

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and re-evaluates those classifications at each balance sheet date.  Trading securities at March 31, 2018 were marked to market with a loss of $6,000 due to the change in fair value for the three months ended March 31, 2018 recorded in “interest and  other income, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  Available for sale investments at December 31, 2017 were marked to market with the cumulative negative change in fair value through December 31, 2017 of $40,000 recorded as a component of other comprehensive (loss) (see Note 3).

The following tables summarize the Company’s short-term investments at March 31, 2018 and December 31, 2017:

		Estimated	Carrying
March 31, 2018	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$233	$233
Total trading securities	275	233	233
Total short term	$275	$233	$233

December 31, 2017
Investments:
Short-term:
Available for sale common stock	$275	$238	$238
Total available for sale common stock	275	238	238
Total short term	$275	$238	$238

The short-term investments identified as trading securities at March 31, 2018 and available for sale common stock at December 31, 2017 consist of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag.

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

5.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Prepaid insurance	$304	$362
Deferred offering costs	137	137
Recoupable deposits and other	409	246
	$850	$745

The deferred offering costs are related to the ATM Program discussed in detail in Note 14.

6.     Inventories, net

Inventories at the Velardeña Properties at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Material and supplies	$259	$242
	$259	$242

The material and supplies inventory at March 31, 2018 and December 31, 2017 is reduced by a $0.2 million obsolescence charge reflected in shutdown and care and maintenance costs.

7.     Value Added Tax Receivable, Net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At March 31, 2018, the Company has also recorded approximately $11,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2018 the Company utilized a VAT credit in Mexico that had been previously fully offset by a valuation allowance and recorded other income of $0.1 million, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Mineral properties	$9,352	$9,352
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,274	4,246
Mining equipment and machinery	15,964	15,989
Other furniture and equipment	959	958
Asset retirement cost	866	865
	34,133	34,128
Less: Accumulated depreciation and amortization	(26,267)	(25,988)
	$7,866	$8,140

Minera Indé Equipment Sale

In August 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”), for $687,000 (see Note 20). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use.  The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017.  With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  For the three months ended March 31, 2017, the Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income, net” in the accompanying

Condensed Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

Celaya Farm-out

In August 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Global Holdings, L.P., a privately owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million in the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum has earned the right to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project by incurring exploration expenditures totaling at least $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture. Prior to an amendment to the agreement, the Company would have been allowed to maintain a 40% interest in the Celaya project, following the initial earn-in period, by contributing its pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.

In February 2018, the Company and Electrum amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an additional 20% interest in the Celaya project in exchange for a payment of $1.0 million.  Electrum can now increase its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period the Company will have the right to maintain its 20% participating interest or its interest could ultimately be converted into a carried 10% net profits interest if the Company elects not to participate as a joint venture owner.  The Company has previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $1.0 million from the execution of the amendment to the agreement in the period ended March 31, 2018, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Zacatecas Farm-out

In April 2016, the Company entered into an option agreement, which was later amended in February 2018, under which Santacruz Silver Mining Ltd. may acquire the Company’s interest the Zacatecas Properties for a series of payments totaling $1.5 million through September 2018. To date, Santacruz has paid the Company approximately $1.1 million, including $249,000 paid to the Company during the three months ended March 31, 2018.  To complete the acquisition of the Zacatecas Properties Santacruz must make two additional payments of $225,000 each in June and September 2018.  Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at the Company’s option, if Santacruz fails to make subsequent payments when due.  If the agreement is terminated, the Zacatecas Properties revert back to the full ownership and control of the Company and any payments that have been made by Santacruz are nonrefundable.  Upon receipt of each cash payment, the agreement imposes a performance obligation on the Company to provide Santacruz an exclusive right of control and access to the Zacatecas Properties to conduct exploration activities during the period from receipt of the payment until the next payment due date.

The Company has previously expensed all of its costs associated with the Zacatecas Properties.  Because of Santacruz’s ability to terminate the option agreement at any time, and the associated uncertainty relating to future payments, the Company only recognizes income, equal to the cash payments made, evenly over the period covered by each payment.  The Company has recognized approximately $115,000 of income under the agreement for the three months ended March 31, 2018, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company has also recorded a liability of approximately $183,000 at March 31, 2018 representing its unearned performance obligation related to the agreement, included in “Other current liabilities” as reported in its Condensed Consolidated Balance Sheets.

Other items

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties.  The amounts for ARC have been fully depreciated as of March 31, 2018 and December 31, 2017.  The small increase in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 11.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Accounts payable and accruals	$339	$310
Accrued employee compensation and benefits	1,061	1,246
	$1,400	$1,556

March 31, 2018

Accounts payable and accruals at March 31, 2018 consist primarily of $0.2 million due to contractors and suppliers and $0.1 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a VAT payable that is partially offset by a small VAT receivable.

Accrued employee compensation and benefits at March 31, 2018 consist of $0.2 million of accrued vacation payable and $0.9 million related to withholding taxes and benefits payable, of which $0.4 million is related to activities at the Velardeña Properties, and $0.5 million is related to the KELTIP (see Note 14).

December 31, 2017

Accounts payable and accruals at December 31, 2017 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2017 consist of $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties and $0.4 million is related to the KELTIP (see Note 14).

10. Other Current Liabilities

Included in other current liabilities for the period ended March 31, 2017 is a $183,000 contract liability related to payments received under a contract involving the sale of the Zacatecas Properties to Santacruz.  The contract liability represents a future performance obligation imposed on the Company under the terms of the contract and will be recorded to income as performance occurs during the second quarter of 2018 (see Notes 3 and 8).

11.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2018, the Company recognized approximately $51,000 of accretion expense and approximately $4,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Beginning balance	$2,448	$2,380

Changes in estimates, and other	1	(128)
Accretion expense	51	49
Ending balance	$2,500	$2,301

The change in the ARO recorded during the 2018 and 2017 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 includes approximately $0.1 million of reclamation liabilities related to activities at the El Quevar project in Argentina.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2018 and December 31, 2017, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2018
Assets:
Cash and cash equivalents	$2,711	$—	$—	$2,711
Lease receivables	402	—	—	402
Short-term investments	233	—	—	233
	$3,346	$—	$—	$3,346

At December 31, 2017
Assets:
Cash and cash equivalents	$3,250	$—	$—	$3,250
Lease receivables	314	—	—	314
Short-term investments	238	—	—	238
	$3,802	$—	$—	$3,802

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy and are related to the lease of the oxide plant, valued per the terms of the lease rates per the plant lease agreement, and to the sale of mining equipment, based on the terms of the plant lease agreement.

The Company’s short-term investments consist of the common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 4).

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2018 or December 31, 2017.

13.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the three months ended March 31, 2018 and March 31, 2017 the Company did not recognize any income tax benefit or expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2018 and as of December 31, 2017, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2018 or December 31, 2017.

14.     Equity

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

The Company did not sell any stock under the ATM Program during the three months ended March 31, 2018.

During the three months ended March 31, 2017 the Company sold an aggregate of approximately 640,000 common shares under the ATM Program at an average price of $0.74 per common share for gross proceeds of approximately $475,000. The Company paid cash commissions and other nominal transaction fees to Wainwright totaling approximately $11,000 or 2.2% of the gross proceeds and amortized approximately $15,000 of deferred accounting, legal and regulatory costs resulting in a net amount of approximately $449,000 that has been recorded as equity in the Condensed Consolidated Balance Sheets.  During the three months ended March 31, 2017 the Company also incurred approximately $14,000 in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2018 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2017	203,334	$0.55
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2018	203,334	$0.55

For the three months ended March 31, 2018 the Company recognized approximately $13,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $85,000 over the next thirty-two months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2018 and the changes during the three months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2017	40,310	$8.05
Granted during the period	—	—
Forfeited or expired during period	(10,000)	$8.00
Exercised during period	—	—
Outstanding March 31, 2018	30,310	$8.06
Exercisable at end of period	30,310	$8.06
Granted and vested	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2018 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2017	1,887,317	$1.16
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding at March 31, 2018	1,887,317	$1.16

For the three months ended March 31, 2018 the Company recognized approximately $33,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $22,000 over the next 3  months.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Equity Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company. The KELTIP Units are recorded as a liability, included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets. On May 23, 2017, the Company awarded a total of 435,000 KELTIP Units to two officers of the Company and recorded approximately $0.2 million of compensation expense, included in “Stock based compensation”  in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  The KELTIP Units are marked to market at the end of each reporting period and for the three months ended March 31, 2018 the Company recognized an approximately $31,000 reduction to compensation expense. There were 1,020,000 KELTIP Units outstanding at March 31, 2018 and December 31, 2017.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2018 and the changes during the three months then ended:

Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2017	11,478,172	$0.81
Granted during period	—	—
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—
Outstanding at March 31, 2018	11,478,172	$0.81

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

Pursuant to the anti-dilution clauses in the 2014 warrant agreements, the exercise price of the warrants had been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program and the Hecla Share Issuance (defined herein). The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,478,172 shares (732,172 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.87 per share.

The Company also issued warrants in September 2012 which expired on September 19, 2017, five years from the date of issuance. All of the warrants are recorded in equity at March 31, 2018 and December 31, 2017, as the result of a change in accounting principal during 2017 as discussed in Note 3.

15.     Revenue, Deferred Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the three months ended March 31, 2018 the Company recorded revenue of approximately $1.6 million and related costs of approximately $0.5 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 606 regarding the income statement characterization of reimbursements received for certain expenses incurred by the Company in performing its obligations under the lease and reporting revenue gross as a principal versus net as an agent.  ASC 606 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

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

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Other operating income” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  During the three months ended March 31, 2018 the company recognized approximately $0.1 million of amortized income related to the upfront cash payment. As of March 31, 2018, the unamortized portion of the lease option totaled approximately $0.8 million recorded as short and long term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2017 the Company recorded revenue of approximately $1.6 million and related costs of approximately $0.5 million associated with the lease of the Velardeña Properties oxide plant.

16.     Interest and Other Income

For the three months ended March 31, 2018 and 2017 the Company had only a nominal amount of interest and other income.  The 2017 amount is primarily related to interest on amounts receivable from the sale of certain mining equipment as discussed in Note 8.

17.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(735)	$(1,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	188
Accretion of asset retirement obligation	51	49
Loss on trading securities	6	—
Asset write off	7	—
Gain on reduction of asset retirement obligation	—	(56)
Gain on sale of assets	(1,115)	(115)
Stock compensation	15	65
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(88)	(193)
(Increase) decrease in prepaid expenses and other assets	(105)	137
Increase in inventories	(17)	(24)
Decrease (Increase) in value added tax recoverable, net	127	(6)
Decrease in deferred revenue	(72)	—
Decrease (increase) in reclamation liability	(3)	2
Decrease in accounts payable and accrued liabilities	(119)	(56)
Decrease in deferred leasehold payments	(8)	(5)
Net cash used in operating activities	$(1,760)	$(1,087)

18.     Commitments and Contingencies

At March 31, 2018 and December 31, 2017, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2017.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2018	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,637	$503	$203	$588	$(217)	$6,661	$28
Corporate, Exploration & Other	—	—	93	2,133	952	5,673	—
	$1,637	$503	$296	$2,721	$735	$12,334	$28

Three Months Ended
March 31, 2017
Velardeña Properties	$1,644	$537	$91	$357	$(774)	$7,795	$—
Corporate, Exploration & Other	—	—	97	1,701	1,847	5,459	—
	$1,644	$537	$188	$2,058	$1,073	$13,254	$—

20.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

In August 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 8), in a transaction approved by the Company’s Audit Committee and Board of Directors. At March 31, 2018 Sentient, through the Sentient executive funds, holds approximately 45% of the Company’s 92.0 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August 2016, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  For the three months ended March 31, 2017, the Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2018 and 2017 the Company charged Minera Indé approximately $45,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the three months ended March 31, 2018, our principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the three months ended March 31, 2018 and 2017.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 2, 2018.

Highlights for the three Months Ended March 31, 2018

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

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the three months ended March 31, 2018, Hecla processed approximately 31,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $1.6 million, comprised of approximately $1.1 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $0.5 million. We incurred costs of approximately $0.5 million related to the services we provide under the lease and reported a net operating margin of approximately $1.1 million during the first three months of 2018. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2018, which would generate cash payments to us, net of reimbursable costs, of approximately $4.5 million during the full year 2018.  However, because Hecla has the right to terminate the lease on sixty days’ notice, there is no assurance that these amounts will be received.

El Quevar

During 2012, the Company released an estimate of mineralized material at our El Quevar project.  This estimate assumed mining of oxide material from an open pit on the east end of the Yaxtché deposit and sulfide material from both the open pit and an underground mine on the western portion of the Yaxtché deposit.  The estimate was based on results from 270 core drill holes.

In 2017, Amec Foster Wheeler E&C Services, Inc., a Wood Group PLC company (“Wood”) undertook an analysis and re-modeling of the data utilized in the prior mineralized material estimate using updated geologic controls and a modeling method that optimizes grade. This resulted in an updated mineralized material estimate which the Company announced in February 2018.  The Wood estimate assumes mining would occur solely underground and would be optimized to maximize potential silver grades.  According to the Wood estimate, sulfide mineralized material in the Yaxtché deposit, at a cut-off grade of 250 grams per tonne silver, and using a three-year average silver price of $16.62 per ounce, was 2.6 million tonnes at an average silver grade of 487 grams per tonne.

We are evaluating plans for further exploration drilling to increase the size of the high grade silver resource at or near the Yaxtché deposit and for preparation of a preliminary economic assessment (“PEA”) that will use the revised estimate of mineralized material for the Yaxtché deposit as a basis.  The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

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

From August 2017 through the end of March 31, 2018, we have drilled 22 holes totaling approximately 4,800 meters, and have received completed assay results showing mineralized intercepts in most of the holes.  We increased the drill program from an original 2,000 meters due to the geologic complexity along the eastern extension and newly encountered mineralization on the western extension of the vein system. Based on the results of the new drilling program, we anticipate that we will be able to increase the size of the existing mineralized material estimate, although the extent of that increase has not yet been determined.  After reviewing the drill results we expect to revise the existing PEA and mineralized material estimate.

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

Zacatecas

In April 2016, we entered into an option agreement under which Santacruz Silver Mining Ltd. may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico for a series of payments totaling $1.5 million, including a final payment of $0.5 million due in April 2018. To date, Santacruz has paid us approximately $1.1 million, which includes payments of $249,000 received during the three months ended March 31, 2018.  We amended the option agreement in February 2018 to extend the due dates for the remaining payments through September 2018. To complete the acquisition of the Zacatecas Properties Santacruz must make two additional payments of $225,000 each in June and September 2018.  Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at our option, if Santacruz fails to make subsequent payments when due.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2018 to the results from operations for the three months ended March 31, 2017.

Three Months Ended March 31, 2018

Revenue from oxide plant lease. We recorded revenue of $1.6 million during the three months ended March 31, 2018 and 2017, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $0.5 million of costs related to the oxide plant lease during the three-month periods ended March 31, 2018 and 2017. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $0.8 million for the three months ended March 31, 2018, as compared to $0.5 million for the three months ended March 31, 2017. Exploration expense for both years was incurred primarily in Mexico. The higher exploration expenses in 2018 are primarily related to exploration occurring at the Santa Maria property.

Velardeña shutdown and care and maintenance costs.  We recorded $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. During the three months ended March 31, 2018 we incurred $0.3 million primarily related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  During the three months ended March 31, 2017 we recorded an expense of approximately $0.1 million primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina.  The increase in 2018 is related to increased evaluation activities.

Administrative expense.    Administrative expenses totaled $1.1 million for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.1 million of administrative expenses we incurred during the first quarter 2018 is comprised of $0.4 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. The $1.0 million of administrative expenses we incurred during the first quarter 2017 is comprised of $0.3 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended March 31, 2018 and 2017 we incurred nominal expense related to stock based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2018 and 2017 first quarter stock based compensation amounts include nominal reduction to expense and a nominal amount  of expense, respectively, related to KELTIP grants made to two officers (see Note 14 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants). The 2017 reduction to expense resulted from marking-to-market the outstanding KELTIP grants.

Reclamation and accretion expense. During the three months ended March 31, 2018 and 2017 we incurred approximately $51,000 and $49,000 of reclamation expense, respectively, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $1.2 million of other operating income for the three months ended March 31, 2018, consisting of $1.0 million related to an option payment received on our Celaya property, $0.1 million from income related to our Zacatecas Properties and $0.1 related to utilization of VAT credits in Mexico. We recorded $0.2 million of other operating income for the three months ended March 31, 2017 consisting primarily of net gains related to the sale of equipment to Minera Indé as well as a gain related to the reduction of the asset retirement obligation liability at our Velardeña Properties.

Depreciation, depletion and amortization. During the three months ended March 31, 2018 and 2017 we incurred depreciation, depletion and amortization expense of $0.3 million and $0.2 million, respectively.

Interest and other income. We recorded a nominal amount of interest and other income for the three months ended March 31, 2018 and 2017, primarily related to cash balances held in banks.

Gain (Loss) on foreign currency. We recorded a nominal loss for the three months ended March 31, 2018 and March 31, 2017.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended March 31, 2018 and March 31, 2017.

Liquidity, Capital Resources and Going Concern

At March 31, 2018, our aggregate cash and cash equivalents totaled $2.7 million, $0.6 million less than the $3.3 million in similar assets held at December 31, 2017. The net decrease is due in part from the following expenditures and cash inflows for the three months ended March 31, 2018.  Expenditures totaled $2.9 million from the following:

•	$0.9 million in exploration expenditures, including work at the Santa Maria and other properties;

•	$0.5 million in care and maintenance costs at the Velardeña Properties;

•	$0.3 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project;

•	$1.1 million in general and administrative expenses; and

•	$0.1 million from a net increase in working capital.

The foregoing expenditures were offset by cash inflows of $2.3 million from the following:

•	$1.1 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$1.0 million from an amendment to the to the farm-out agreement of the Celaya property to Electrum; and

•	$0.2 million from the farm out of certain nonstrategic mineral claims to Santacruz.

In addition to our $2.7 million cash balance at March 31, 2018, we also expect to receive approximately $4.5 million in net operating margin from the lease of the oxide plant and $0.5 million from the aforementioned exploration property farm out during the next twelve-month period ending March 31, 2019.  With the transactions referred to above and if no additional sales of common stock under the ATM Program occur, we project we would end 2018 with a cash balance of approximately $1.5 million and end March 31, 2019 with a cash balance of approximately $1.0 million based on the following forecasted expenditures during the next twelve months ending March 31, 2019:

•

Approximately $1.5 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Santa Maria and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $2.7 million on general and administrative costs.

The actual amount of cash that we receive or the expenditures that we incur during the remainder of 2018 and the first quarter of 2018 and the projected cash balances at December 31, 2018 and March 31, 2019 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar and Santa Maria. Moreover, if revenues from our oxide plant lease or payments from the exploration farm out agreement are less than anticipated, we may reduce our planned expenditures accordingly.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant and prior asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended March 31, 2018.

Recent Accounting Pronouncements

2.     New Accounting Pronouncements

During the first quarter 2018 we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014.  We also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  We elected the modified retrospective method of initially adopting ASU 2014.

During the first quarter 2018 we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have a readily determinable fair value to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  We recognize retrospectively the cumulative effect of initially adopting ASU 2016-01.

In July 2017, the FASB issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”).  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. For us, adoption of ASU 2017-11 was required for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption was permitted, including in an interim period. We early adopted ASU 2017-11 during the interim period ended September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. We do not anticipate early adoption. We currently lease administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  Depending on the number of years remaining under such lease agreements the right-of-use assets and lease liabilities that we would record under ASU 2016-2 could be material.

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

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

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

•	Unfavorable results from exploration at the Santa Maria, Mogotes or other exploration properties and whether we will be able to advance these or other exploration properties;
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

•	Volatility in the market price of our common stock; and
•	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and item 1A of this Report on Form 10-Q.

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

Cautionary Statement Regarding Mineralized Material

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the El Quevar, Santa Maria or Rodeo properties or any deposits at our other exploration properties, will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted. In addition, in this quarterly report on Form 10-Q we also modify our estimates made in compliance with National Instrument 43-101 to conform to SEC Industry Guide 7 for reporting in the United States. Mineralized material is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2018, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the quarter ended March 31, 2018, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

GOLDEN MINERALS COMPANY

Date:	May 2, 2018	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 2, 2018	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer