Form 10-Q
period 2018-06-30
Golden Minerals Co
filed 2018-08-09
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

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

AT AUGUST 9, 2018, 95,620,796 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 4)	$2,510	$3,250
Short-term investments (Note 4)	343	238
Lease receivables	435	314
Inventories, net (Note 6)	239	242
Value added tax receivable, net (Note 7)	13	148
Prepaid expenses and other assets (Note 5)	1,019	745
Total current assets	4,559	4,937
Property, plant and equipment, net (Note 8)	7,632	8,140
Total assets	$12,191	$13,077

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 9)	$1,652	$1,556
Deferred revenue, current (Note 15)	293	293
Other current liabilities (Note 10)	197	9
Total current liabilities	2,142	1,858
Asset retirement and reclamation liabilities (Note 11)	2,582	2,495
Deferred revenue, non-current (Note 15)	454	600
Other long term liabilities	27	43
Total liabilities	5,205	4,996

Commitments and contingencies (Note 18)

Equity (Note 14)
Common stock, $.01 par value, 200,000,000 shares authorized; 95,520,796 and 91,929,709 shares issued and outstanding respectively	955	919
Additional paid in capital	517,635	516,284
Accumulated deficit	(511,604)	(509,082)
Accumulated other comprehensive loss	—	(40)
Shareholders' equity	6,986	8,081
Total liabilities and equity	$12,191	$13,077

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 15)	$1,730	$1,692	$3,367	$3,336
Total revenue	1,730	1,692	3,367	3,336
Costs and expenses:
Oxide plant lease costs (Note 15)	(525)	(548)	(1,028)	(1,085)
Exploration expense	(1,041)	(457)	(1,940)	(991)
El Quevar project expense	(281)	(192)	(553)	(341)
Velardeña shutdown and care and maintenance costs	(492)	(369)	(981)	(719)
Administrative expense	(822)	(872)	(1,883)	(1,898)
Stock based compensation	(235)	(242)	(250)	(307)
Reclamation expense	(52)	(48)	(103)	(97)
Other operating income, net (Notes 7 and 8)	224	705	1,450	862
Depreciation and amortization	(264)	(130)	(560)	(318)
Total costs and expenses	(3,488)	(2,153)	(5,848)	(4,894)
Loss from operations	(1,758)	(461)	(2,481)	(1,558)
Other income and (expense):
Interest and other income, net (Note 16)	110	4	113	22
(Loss) gain on foreign currency	(41)	(3)	(56)	3
Total other income	69	1	57	25
Loss from operations before income taxes	(1,689)	(460)	(2,424)	(1,533)
Income tax	—	—	—	—
Net loss	$(1,689)	$(460)	$(2,424)	$(1,533)
Comprehensive loss, net of tax:
Unrealized loss on securities (Note 3)	—	(51)	—	(103)
Comprehensive loss	$(1,689)	$(511)	$(2,424)	$(1,636)
Net loss per common share — basic
Loss	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average Common Stock outstanding - basic (1)	93,681,301	89,618,677	92,709,238	89,485,223

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 17)	$(2,949)	$(1,269)
Cash flows from investing activities:
Proceeds from sale of assets	1,474	733
Acquisitions of property, plant and equipment	(58)	—
Net cash from investing activities	$1,416	$733
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	793	674
Net cash from financing activities	$793	$674
Net (decrease) increase in cash and cash equivalents	(740)	138
Cash and cash equivalents, beginning of period	3,250	2,588
Cash and cash equivalents, end of period	$2,510	$2,726

See Note 17 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362
Cumulative adjustment related to change in accounting principle (Note 3)	—	—	19,046	(17,148)	—	1,898
Adjusted balance at January 1, 2017	89,020,041	$889	$514,501	$(505,185)	$55	$10,260
Stock compensation accrued and shares issued for vested stock awards	200,000	1	196	—	—	197
Shares issued under the at-the-market offering agreement, net (Note 14)	1,024,392	10	671	—	—	681
Consideration shares sold to Hecla, net (Notes 14 and 15)	1,811,015	18	912	—	—	930
Cancellation of treasury shares (Note 14)	(125,739)	1	(1)	—	—	—
Deemed dividend on warrants (Note 3)	—	—	5	(5)	—	—
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(95)	(95)
Net loss	—	—	—	(3,892)	—	(3,892)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 3)	—	—	—	(89)	40	(49)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,172)	$—	$8,031
Stock compensation accrued and shares issued for vested stock awards	437,279	4	133	—	—	137
Registered direct purchase agreement, net (Note 14)	3,153,808	32	1,210	—	—	1,242
Deemed dividend on warrants (Note 3)	—	—	8	(8)	—	—
Net loss	—	—	—	(2,424)	—	(2,424)
Balance, June 30, 2018	95,520,796	$955	$517,635	$(511,604)	$—	$6,986

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

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $1.0 million and $0.7 million in care and maintenance costs for the six months ended June 30, 2018 and June 30, 2017, respectively.  On an ongoing basis, the Company expects to incur approximately $0.4 million in quarterly care and maintenance costs while mining and processing remain suspended.

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

The Company is considered an exploration stage company under the criteria set forth by the SEC as the Company has not yet demonstrated the existence of proven or probable mineral reserves, as defined by SEC Industry Guide 7, at the Velardeña Properties, or any of the Company’s other properties.  As a result, and in accordance with GAAP for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred. As such, the Company’s financial statements may not be comparable to the financial statements of mining companies that do have proven and probable mineral reserves.  Such companies would typically capitalize certain development costs including infrastructure development and mining activities to access the ore. The capitalized costs would be amortized on a units-of-production basis as reserves are mined. The amortized costs are typically allocated to inventory and eventually to cost of sales as the inventories are sold.  As the Company does not have proven and probable reserves, substantially all expenditures at the Company’s Velardeña Properties for mine construction activity, as well as costs associated with the mill facilities, and for items that do not have a readily identifiable market value apart from the mineralized material, have been expensed as incurred. Such costs are charged to cost of metals sold or project expense during the period depending on the nature of the costs. Certain of the costs may be reflected in inventories prior to the sale of the product. The term “mineralized material” as used herein, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. The Company cannot be certain that any deposits at the Velardeña Properties or any other exploration property will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

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

The September 2012 and 2014 warrants (see Note 14) include anti-dilution provisions characterized as down round features and were previously accounted for as liabilities, with the fair value of the warrant liabilities remeasured at each reporting date and the change in liabilities recorded as other non-operating income or loss.  The Company had recorded a “Warrant liability” of $1.9 million and a warrant derivative gain of $17.1 million in its “Accumulated deficit” as reported in its Condensed Consolidated Balance Sheets for the year ended December 31, 2016 relating to the September 2012 and 2014 warrants prior to the change in accounting principle.    The Company had recorded a warrant liability of $1.5 million as of June 30, 2017 and reported a warrant derivative loss of $0.4 million for the six months ended June 30, 2017 relating to the September 2012 and 2014 warrants prior to the change in accounting principle.

In addition, for freestanding equity-classified financial instruments, ASU 2017-11 also requires entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  Certain equity transactions following the issuance of the September 2012 and 2014 warrants have triggered anti-dilution clauses in the warrant agreements resulting in additional warrant shares and a reduction to the original strike price of the warrants.  ASU 2017-11 prescribes a method to measure the value of a deemed dividend related to a triggering event by computing the difference in fair value between two instruments that have terms consistent with the actual instrument but that do not have a down round feature, where the number of warrant shares and strike price of one instrument corresponds to the actual instrument before the triggering event and the number of warrant shares and strike price of the other instrument corresponds to the actual instrument immediately after the triggering event.  Following ASU 2017-11, for periods ending on or prior to December 31, 2016 the Company would have reduced its “Accumulated deficit” as reported on its Condensed Consolidated Balance Sheets by approximately $0.3 million related to prior triggering events.  During the six-month period ending June 30, 2017 the Company would have reduced its accumulated deficit by approximately $1,000 related to triggering events. During the six-month period ending June 30, 2018 the Company reduced its accumulated deficit by approximately $8,000 related to triggering events.

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

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09.  The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties.  As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 8).  In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018.  Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended June 30, 2018.  See Note 8 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Available for Sale Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  At December 31, 2017, the Company had equity securities classified as available-for-sale and reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Condensed Consolidated Balance Sheets.  The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and has recorded a gain of approximately $67,000  in  “Interest and other income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended June 30, 2018.

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

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and re-evaluates those classifications at each balance sheet date.  Trading securities at June 30, 2018 were marked to market with a gain of $61,000 and $67,000 due to the change in fair value for the three and six months ended June 30, 2018, respectively, recorded in “interest and  other income, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  Available for sale investments at December 31, 2017 were marked to market with the cumulative negative change in fair value through December 31, 2017 of $40,000 recorded as a component of other comprehensive (loss) (see Note 3).

The following tables summarize the Company’s short-term investments at June 30, 2018 and December 31, 2017:

		Estimated	Carrying
June 30, 2018	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$343	$343
Total trading securities	275	343	343
Total short term	$275	$343	$343

December 31, 2017
Investments:
Short-term:
Available for sale common stock	$275	$238	$238
Total available for sale common stock	275	238	238
Total short term	$275	$238	$238

The short-term investments identified as trading securities at June 30, 2018 and available for sale common stock at December 31, 2017 consist of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag.

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

5.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Prepaid insurance	$319	$362
Deferred offering costs	585	137
Recoupable deposits and other	115	246
	$1,019	$745

The deferred offering costs are related to the ATM Program and the LPC Program, discussed in detail in Note 14.

6.     Inventories, net

Inventories at the Velardeña Properties at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Material and supplies	$239	$242
	$239	$242

The material and supplies inventory at June 30, 2018 and December 31, 2017 is reduced by a $0.2 million obsolescence charge reflected in shutdown and care and maintenance costs.

7.     Value Added Tax Receivable, Net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At June 30, 2018, the Company has also recorded approximately $13,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2018 the Company utilized a VAT credit in Mexico that had been previously fully offset by a valuation allowance and recorded other income of $0.1 million, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Mineral properties	$9,352	$9,352
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,274	4,246
Mining equipment and machinery	15,987	15,989
Other furniture and equipment	966	958
Asset retirement cost	866	865
	34,163	34,128
Less: Accumulated depreciation and amortization	(26,531)	(25,988)
	$7,632	$8,140

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

Celaya Farm-out

In August 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Group, LLC, a privately owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million in the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum initially earned the right to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project by incurring exploration expenditures totaling at least $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture. Prior to subsequent amendments to the agreement, the Company would have been allowed to maintain a 40% interest in the Celaya project, following the initial earn-in period, by contributing its pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.

In February 2018, the Company and Electrum amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an incremental 20% interest in the Celaya project in exchange for a payment of $1.0 million.  Following the amendment, Electrum could have increased its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period, and prior to the Company entering into a non-binding letter of intent with Electrum (the “Celaya LOI”) to execute a second and final amendment of the agreement, the Company could have maintained its 20% participating interest or its interest could ultimately have been converted into a carried 10% net profits interest if the Company elected not to participate as a joint venture owner.

In August 2018, the Company entered into the Celaya LOI to execute a second and final amendment of the Celaya earn-in agreement (the “Proposed Transaction”) pursuant to which Electrum intends to acquire 100% of the Company’s remaining interest in the Celaya project in exchange for a payment of $3.0 million.  The Proposed Transaction would be set out in a mutually acceptable and agreed upon definitive agreement containing customary terms and conditions and is intended to close no later than September 30, 2018.  The Celaya LOI is not binding and there is no assurance that the parties will ultimately consummate the transaction.

The Company has previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $1.0 million from the execution of the first amendment to the agreement for the six month period ended June 30, 2018, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company will recognize an additional gain of $3.0 million from the execution of the second and final amendment in the third quarter 2018.

Zacatecas Farm-out

In April 2016, the Company entered into an option agreement, which was later amended in February 2018, under which Santacruz Silver Mining Ltd. may acquire the Company’s interest the Zacatecas Properties for a series of payments totaling $1.5 million through September 2018. To date, Santacruz has paid the Company approximately $1.3 million, including $249,000 and $225,000 paid to the Company during the three months ended March 31, 2018 and June 30, 2018, respectively.  To complete the acquisition of the Zacatecas Properties Santacruz must make one additional payment of $225,000 in September 2018.  Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at the Company’s option, if Santacruz fails to make subsequent payments when due.  If the agreement is terminated, the Zacatecas Properties will revert back to the full ownership and control of the Company and any payments that have been made by Santacruz are nonrefundable.  Upon receipt of each cash payment, the agreement imposes a performance obligation on the Company to provide Santacruz an exclusive right to the Zacatecas Properties to conduct exploration activities during the period from receipt of the payment until the next payment due date.  Accordingly, the Company has determined that its performance obligation for each option payment received is satisfied over time.

The Company has previously expensed all of its costs associated with the Zacatecas Properties.  The Company recognizes income, equal to the cash payments made, evenly over the period covered by each payment.  The Company has recognized approximately $336,000 of income under the agreement for the six months ended June 30, 2018, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company has also recorded a liability of approximately $187,000 at June 30, 2018 representing its unearned performance obligation related to the agreement, included in “Other current liabilities” as reported in its Condensed Consolidated Balance Sheets.

Other items

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties.  The amounts for ARC have been fully depreciated as of June 30, 2018 and December 31, 2017.  The small increase in the ARC during the period is related to an adjustment to the asset retirement obligation (“ARO”), as discussed below in Note 11.

9.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Accounts payable and accruals	$488	$310
Accrued employee compensation and benefits	1,164	1,246
	$1,652	$1,556

June 30, 2018

Accounts payable and accruals at June 30, 2018 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million and $0.4 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, amounts due also include a VAT payable that is partially offset by a small VAT receivable.

Accrued employee compensation and benefits at June 30, 2018 consist of $0.2 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable, of which $0.4 million is related to activities at the Velardeña Properties, and $0.6 million related to the KELTIP (see Note 14).

December 31, 2017

Accounts payable and accruals at December 31, 2017 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million and $0.2 million related to the Company’s Velardeña Properties and corporate administrative activities, respectively.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2017 consist of $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable, of which $0.3 million is related to activities at the Velardeña Properties and $0.4 million related to the KELTIP (see Note 14).

10. Other Current Liabilities

Included in other current liabilities for the period ended June 30, 2018 is a $187,000 contract liability related to payments received under a contract involving the sale of the Zacatecas Properties to Santacruz.  The contract liability represents a future performance obligation imposed on the Company under the terms of the contract and will be recorded to income as performance occurs during the third quarter of 2018 (see Notes 3 and 8).

11.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2018, the Company recognized approximately $103,000 of accretion expense and approximately $2,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Beginning balance	$2,448	$2,380

Changes in estimates, and other	2	(128)
Accretion expense	103	97
Ending balance	$2,553	$2,349

The change in the ARO recorded during the 2018 and 2017 periods are the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 includes a nominal amount and approximately $0.1 million, respectively of reclamation liabilities related to activities at the El Quevar project in Argentina.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at June 30, 2018 and December 31, 2017, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2018
Assets:
Cash and cash equivalents	$2,510	$—	$—	$2,510
Lease receivables	435	—	—	435
Short-term investments	343	—	—	343
	$3,288	$—	$—	$3,288

At December 31, 2017
Assets:
Cash and cash equivalents	$3,250	$—	$—	$3,250
Lease receivables	314	—	—	314
Short-term investments	238	—	—	238
	$3,802	$—	$—	$3,802

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

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at June 30, 2018 or December 31, 2017.

13.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the six months ended June 30, 2018 and June 30, 2017 the Company did not recognize any income tax benefit or expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of June 30, 2018 and as of December 31, 2017, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at June 30, 2018 or December 31, 2017.

14.     Equity

Registered direct purchase agreement and commitment purchase agreement and registration rights agreement

On May 9, 2018 the Company entered into a registered direct purchase agreement (the “Registered Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which LPC purchased 3,153,808 shares of the Company’s common stock at a price of $0.4122 per share, the closing price of the Company’s common stock on the NYSE American on May 8, 2018, for an aggregate purchase price of $1.3 million.

On May 9, 2018, the Company also entered into a commitment purchase agreement (the “Commitment Purchase Agreement” and together with the Registered Purchase Agreement, the “LPC Program”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company, at its sole discretion, has the right to sell  up to an additional $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement. The Company closed on the Commitment Purchase Agreement in July 2018.

On June 7, 2018, pursuant to the terms of the Registration Rights Agreements, the Company filed a registration statement on Form S-1 (File No. 333-225483) (the “Registration Statement”) registering the resale up to 15,222,941 shares of the Company’s common stock to be issued to LPC pursuant to the terms of the Commitment Purchase Agreement. The Registration Statement was declared effective on June 28, 2018. Proceeds from the LPC Program will be used for general corporate purposes, including advancing the exploration program at the Company’s El Quevar property in Argentina.

Subject to the terms of the Commitment Purchase Agreement, the Company will control the timing and amount of any future sale of the Company’s common stock to LPC. LPC has no right to require any sales by the Company under the Commitment Purchase Agreement but is obligated to make purchases at the Company’s sole direction, as governed by such agreement. There are no upper limits to the price LPC may be obligated to pay to purchase common stock from the Company and the purchase price of the shares will be based on the prevailing market prices of the Company’s shares at the time of each sale to LPC. LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The Company has the right to terminate the Commitment Purchase Agreement at any time, at its discretion, without any cost or penalty.

In consideration for LPC’s commitment to purchase shares pursuant to the Commitment Purchase Agreement, the Company paid LPC a commitment fee of $300,000 and incurred an additional approximate $207,000 in stock exchange fees, legal and other associated costs in connection with the LPC Program.  The total costs for the LPC Program will be recorded as a reduction to equity as common stock is sold to LPC. As of June 30, 2018, approximately $58,000 of LPC Program costs had been amortized against $1.3 million in proceeds received, resulting in $449,000 of deferred LPC Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

As of June 30, 2018, no additional common stock had been sold to LPC under the LPC Program following the initial sale of common stock pursuant to the Registered Purchase Agreement.

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

The Company did not sell any stock under the ATM Program during the six months ended June 30, 2018.

During the six months ended June 30, 2017 the Company sold an aggregate of approximately 1,011,000 common shares under the ATM Program at an average price of $0.70  per common share for gross proceeds of approximately $712,000. The Company paid cash commissions and other nominal transaction fees to Wainwright totaling approximately $16,000 or 2.2% of the gross proceeds and amortized approximately $22,000 of deferred accounting, legal and regulatory costs resulting in a net amount of approximately $674,000 that has been recorded as equity in the Condensed Consolidated Balance Sheets.  During the six months ended June 30, 2018 and June 30, 2017 the Company also incurred approximately $10,000 and $15,000 respectively in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.   As of June 30, 2018, approximately $136,000 of deferred ATM Program costs remained, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2018 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2017	203,334	$0.55
Granted during the period	180,000	0.41
Restrictions lifted during the period	(60,000)	0.41
Forfeited during the period	—	—
Outstanding June 30, 2018	323,334	$0.50

For the six months ended June 30, 2018 the Company recognized approximately $53,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $118,000 over the next thirty months. During the period, 180,000 shares were granted to five employees, with one third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2018 and the changes during the six months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2017	40,310	$8.05
Granted during the period	—	—
Forfeited or expired during period	(10,000)	$8.00
Exercised during period	—	—
Outstanding June 30, 2018	30,310	$8.06
Exercisable at end of period	30,310	$8.06
Granted and vested	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2018 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2017	1,887,317	$1.16
Granted during the period	600,000	0.42
Restrictions lifted during the period	(257,279)	1.44
Forfeited during the period	—	—
Outstanding at June 30, 2018	2,230,038	$0.93

For the six months ended June 30, 2018 the Company recognized approximately $85,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $222,000 over the next 12 months. During the period, 100,000 RSUs were granted to each of the six board members. Also during the period, the restrictions were lifted on 257,279 RSUs related to the retirement of a member of the Board of Directors.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Equity Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company. The KELTIP Units are recorded as a liability, included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets. On May 17, 2018, the Company awarded a total of 600,000 KELTIP Units to two officers of the Company and recorded approximately $252,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  On May 23, 2017, the Company awarded a total of 435,000 KELTIP Units to two officers of the Company and recorded approximately $209,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  The KELTIP Units are marked to market at the end of each reporting period and for the six months ended June 30, 2018 the Company recognized an approximately $140,000 reduction to compensation expense. There were 1,620,000 and 1,020,000 KELTIP Units outstanding at June 30, 2018 and December 31, 2017, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2018 and the changes during the six months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2017	11,478,172	$0.81
Granted during period	—	—
Dilution adjustment	39,524	0.87
Expired during period	—	—
Exercised during period	—
Outstanding at June 30, 2018	11,517,696	$0.81

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

Pursuant to the anti-dilution clauses in the 2014 warrant agreements, the exercise price of the warrants had been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program, the Hecla Share Issuance (defined herein) and the Registered  Purchase Agreement with LPC (discussed above). The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,517,696 shares (771,696 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.85 per share.

The Company also issued warrants in September 2012 which expired on September 19, 2017, five years from the date of issuance. All of the warrants are recorded in equity at June 30, 2018 and December 31, 2017, as the result of a change in accounting principal during 2017 as discussed in Note 3.

15.     Revenue, Deferred Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the six months ended June 30, 2018 the Company recorded revenue of approximately $3.4 million and related costs of approximately $1.0 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 606 regarding the income statement characterization of reimbursements received for certain expenses incurred by the Company in performing its obligations under the lease and reporting revenue gross as a principal versus net as an agent.  ASC 606 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

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

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Other operating income” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  During the six months ended June 30, 2018 the company recognized approximately $0.2 million of amortized income related to the upfront cash payment. As of June 30, 2018, the unamortized portion of the lease option totaled approximately $0.7 million recorded as short and long term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

For the six months ended June 30, 2017 the Company recorded revenue of approximately $3.3 million and related costs of approximately $1.1 million associated with the lease of the Velardeña Properties oxide plant.

16.     Interest and Other Income

For the six months ended June 30, 2018 the Company recognized approximately $0.1 million of interest and other income primarily related to the mark-to-market of Golden Tag shares held by the Company (see Note 3 and Note 4).  For the six months ended June 30, 2017 the Company had only a nominal amount of interest and other income.

17.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,424)	$(1,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560	318
Accretion of asset retirement obligation	103	97
Gain on trading securities	(104)	—
Asset write off	7	—
Gain on reduction of asset retirement obligation	—	(56)
Gain on sale of assets	(1,335)	(596)
Stock compensation	250	307
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts receivable	(121)	525
Decrease (increase) decrease in prepaid expenses and other assets	175	(47)
Decrease (increase) in inventories	3	(36)
Decrease (increase) in value added tax recoverable, net	127	(187)
Decrease in deferred revenue	(147)	—
Decrease in reclamation liability	(17)	(3)
Decrease in accounts payable and accrued liabilities	(9)	(47)
Decrease in deferred leasehold payments	(17)	(11)
Net cash used in operating activities	$(2,949)	$(1,269)

18.     Commitments and Contingencies

At June 30, 2018 and December 31, 2017, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2017.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
June 30, 2018	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,730	$525	$170	$605	$(443)		$—
Corporate, Exploration & Other	—	—	94	2,031	2,132		30
	$1,730	$525	$264	$2,636	$1,689		$30

Six Months Ended
June 30, 2018
Velardeña Properties	$3,367	$1,028	$373	$1,193	$(723)	$6,369	$28
Corporate, Exploration & Other	—	—	187	4,164	3,147	5,822	30
	$3,367	$1,028	$560	$5,357	$2,424	$12,191	$58

Three Months Ended
June 30, 2017
Velardeña Properties	$1,692	$548	$35	$381	$(877)		$—
Corporate, Exploration & Other	—	—	95	1,510	1,337		—
	$1,692	$548	$130	$1,891	$460		$—

Six Months Ended
June 30, 2017
Velardeña Properties	$3,336	$1,085	$126	$738	$(1,651)	$7,326	$—
Corporate, Exploration & Other	—	—	192	3,211	3,184	5,929	—
	$3,336	$1,085	$318	$3,949	$1,533	$13,255	$—

20.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

In August 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 8), in a transaction approved by the Company’s Audit Committee and Board of Directors. At June 30, 2018 Sentient, through the Sentient executive funds, holds approximately 44% of the Company’s 95.5 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August 2016, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

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

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the six months ended June 30, 2018 and 2017 the Company charged Minera Indé approximately $90,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

21.     Subsequent Event

In August 2018, the Company entered into the Celaya non-binding LOI to execute a second and final amendment of the Celaya earn-in agreement pursuant to which Electrum intends to acquire 100% of the Company’s remaining interest in the Celaya project in exchange for a payment of $3.0 million (see Note 8).

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the six months ended June 30, 2018, our principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the six months ended June 30, 2018 and 2017.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. The Company is also focused on advancing our El Quevar exploration property in Argentina and on advancing selected projects in Mexico.  In addition, we are continuing our exploration efforts on other selected properties in our portfolio of approximately 10 properties, located primarily in Mexico, and also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 2, 2018.

Highlights for the Six Months Ended June 30, 2018

Registered direct purchase agreement and commitment purchase agreement and registration rights agreement

On May 9, 2018 we entered into a registered direct purchase agreement (the “Registered Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which LPC purchased 3,153,808 shares of our common stock at a price of $0.4122 per share, the closing price of our common stock on the NYSE American on May 8, 2018, for an aggregate purchase price of $1.3 million.

On May 9, 2018, we also entered into a commitment purchase agreement (the “Commitment Purchase Agreement” and together with the Registered Purchase Agreement, the “LPC Program”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which we have the right, at our sole discretion, to sell up to an additional $10.0 million of our common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement.   Upon the satisfaction of the conditions in the Commitment Purchase Agreement, including that a registration statement, which we agreed to file with the SEC, pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC, we will have the right, from time to time at our sole discretion over the 36-month term of the Commitment Purchase Agreement, to direct LPC to purchase up to 75,000 shares of our common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices, as set forth in the Commitment Purchase Agreement, provided however, the total purchase price proceeds per purchase date may not exceed $500,000.  The purchase price for the regular purchase of shares under the Commitment Purchase Agreement will be equal to the lower of (i) the lowest sale price of our common stock on the applicable purchase date and (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive business days ending on the business day immediately preceding such purchase date. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases if the closing sale price of our common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of Company stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 9.99% of our common stock.

On June 7, 2018, pursuant to the terms of the Registration Rights Agreements, we filed a registration statement on Form S-1 (File No. 333-225483) (the “Registration Statement”) registering the resale up to 15,222,941 shares of the Company’s common stock to be issued to LPC pursuant to the terms of the Commitment Purchase Agreement. The Registration Statement was declared effective on June 28, 2018 and we closed on the Commitment Purchase Agreement in July 2018. Proceeds from the LPC Program will be used for general corporate purposes, including advancing the exploration program at our El Quevar property in Argentina.  As of June 30, 2018, no additional common stock had been sold to LPC under the LPC Program following the initial sale of common stock pursuant to the Registered Purchase Agreement.

Subject to the terms of the Commitment Purchase Agreement, we will control the timing and amount of any future sale of common stock to LPC. LPC has no right to require any sales by us under the Commitment Purchase Agreement but is obligated to make purchases at our sole direction, as governed by such agreement. There are no upper limits to the price LPC may be obligated to pay to purchase common stock from us and the purchase price of the shares will be based on the prevailing market prices of our shares at the time of each sale to LPC. LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.  We have the right to terminate the Commitment Purchase Agreement at any time, at our discretion, without any cost or penalty.

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

On August 2, 2017, we granted Hecla an additional option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of the Company’s common stock issued at par at a price of $0.55 per share (the “Hecla Share Issuance”), based on an undiscounted 30-day volume weighted average stock price. Hecla must exercise the option to extend the lease no later than October 3, 2018. All of the fixed fees and throughput related charges remain the same as under the original lease. Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility. Hecla will have the right to terminate the lease during the Extension Period for any reason with 120 days’ notice. Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the six months ended June 30, 2018, Hecla processed approximately 65,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $3.3 million, comprised of approximately $2.3 million for direct plant charges plus fixed fees and other net reimbursable costs totaling approximately $1.0 million. We incurred costs of approximately $1.0 million related to the services we provide under the lease and reported a net operating margin of approximately $2.3 million during the first six months of 2018. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2018, which would generate a net operating margin to us, net of reimbursable costs, of approximately $4.6 million during the full year 2018.  However, because Hecla has the right to terminate the lease on sixty days’ notice, there is no assurance that these amounts will be received.

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

We have begun preparation of a preliminary economic assessment (“PEA”) that will use the revised estimate of mineralized material for the Yaxtché deposit as a basis.  The PEA is expected to be completed in the third quarter 2018.  We are also evaluating plans for further exploration drilling to increase the size of the high grade silver resource at or near the Yaxtché deposit.  The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

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

From August 2017 through the end of June 30, 2018, we have drilled 22 holes totaling approximately 4,800 meters, and have received completed assay results showing mineralized intercepts in most of the holes.  Including the latest drill program, we have drilled 9,900 meters in 59 holes since acquiring the property.  In addition to the completed drill program, surface mapping and sampling have identified additional high-grade veins on the adjacent eastern extension of the Santa Maria property and on new veins to the north.  The veins were discovered during a project-wide mapping and sampling program conducted during 2018 in which a total of 580 samples were collected, and this program has identified several high-grade silver-gold and base metal veins located outside of the current resource area as defined in the March 2017 PEA. Based on the results of the drill program and surface mapping and sampling, we anticipate that we will be able to increase the size of the existing mineralized material estimate, although the extent of that increase has not yet been determined.  We expect to revise the existing PEA and mineralized material estimate with a release date in the third quarter 2018.

We have the right to acquire the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $1.2 million, payable through April 2022. The first option agreement, covering concessions we acquired in August 2014, requires an additional approximately $0.6 million be paid to acquire a 100% interest in the concessions related to that option by continuing to make minimum payments of $0.2 million in each of the years 2019 through 2021.  In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.  The second option agreement, covering concessions recently acquired in August 2017, requires an additional approximately $0.6 million be paid to acquire a 100% interest in the concessions related to that option by making additional payments of $0.2 million in each of the years 2019 through 2021.

Celaya Farm-out

In August 2016, our wholly owned Mexican subsidiary entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Group LLC, a privately owned company (together “Electrum”), related to our Celaya exploration property in Mexico. We received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million within the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program. Electrum initially earned the right to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project by incurring exploration expenditures totaling at least $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture. Prior to subsequent amendments to the agreement, we would have been allowed to maintain a 40% interest in the Celaya project, following the initial earn-in period, by contributing our pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.

In February 2018, we amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an incremental 20% interest in the Celaya project in exchange for a payment of $1.0 million.  Following the amendment, Electrum could have increased its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period, and prior to entering into a non-binding letter of intent with Electrum (the “Celaya LOI”) to execute a second and final amendment of the agreement, we could have maintained our 20% participating interest or our interest could ultimately have been converted into a carried 10% net profits interest if we elected not to participate as a joint venture owner.

In August 2018, we entered into the Celaya LOI to execute a second and final amendment of the Celaya earn-in agreement (the “Proposed Transaction”) pursuant to which Electrum intends to acquire 100% of our remaining interest in the Celaya project in exchange for a payment of $3.0 million.  The Proposed Transaction would be set out in a mutually acceptable and agreed upon definitive agreement containing customary terms and conditions and is intended to close no later than September 30, 2018.  The Celaya LOI is not binding and there is no assurance that the parties will ultimately consummate the transaction.

Zacatecas

In April 2016, we entered into an option agreement under which Santacruz Silver Mining Ltd. may acquire our interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico for a series of payments totaling $1.5 million, including a final payment of $0.5 million due in April 2018. To date, Santacruz has paid us approximately $1.3 million, which includes payments of $249,000 and $225,000 received during the three months ended March 31, 2018 and June 30, 2018, respectively.  We amended the option agreement in February 2018 to extend the due dates for the remaining payments through September 2018. To complete the acquisition of the Zacatecas Properties Santacruz must make one additional payment of $225,000 in September 2018.  Santacruz has the right to terminate the option agreement at any time, and the agreement could be terminated, at our option, if Santacruz fails to make subsequent payments when due.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six months ended June 30, 2018 to the results from operations for the three and six months ended June 30, 2017.

Three Months Ended June 30, 2018

Revenue from oxide plant lease. We recorded revenue of $1.7 million during the three months ended June 30, 2018 and 2017, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $0.5 million of costs related to the oxide plant lease during the three-month periods ended June 30, 2018 and 2017. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $1.0 million for the three months ended June 30, 2018, as compared to $0.5 million for the three months ended June 30, 2017. Exploration expense for both years was incurred primarily in Mexico. The higher exploration expenses in 2018 are related to increased exploration activities at our Santa Maria and other Mexico properties.

Velardeña shutdown and care and maintenance costs.  We recorded $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. During the three months ended June 30, 2018 we incurred $0.3 million primarily related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  During the three months ended June 30, 2017 we recorded an expense of approximately $0.2 million primarily related to holding costs for the

Yaxtché deposit at our El Quevar project in Argentina.  The increase in 2018 is related to increased evaluation activities during the period.

Administrative expense.    Administrative expenses totaled $0.8 million for the three months ended June 30, 2018 compared to $0.9 million for the three months ended June 30, 2017. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.8 million of administrative expenses we incurred during the first three months of 2018 is comprised of $0.4 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.2 million of insurance, rents, travel expenses, utilities and other office costs. The $0.9 million of administrative expenses we incurred during the first three months of 2017 is comprised of $0.4 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended June 30, 2018 and 2017 we incurred $0.2 million of expense related to stock based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2018 and 2017 second quarter stock based compensation amounts include $0.1 million and $0.2 million, respectively, related to KELTIP grants made to two officers (see Note 14 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During the three months ended June 30, 2018 and 2017 we incurred approximately $52,000 and $48,000 of reclamation expense, respectively, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.2 million of other operating income for the three months ended June 30, 2018, primarily related to the farm out of the Zacatecas property to Santacruz. We recorded $0.7 million of other operating income for the three months ended June 30, 2017 consisting primarily of net gains related to the sale of equipment to Minera Indé, a $0.2 million for a refund of Argentina value added tax paid in prior years and a gain related to the reduction of the asset retirement obligation liability at our Velardeña Properties.

Depreciation, depletion and amortization. During the three months ended June 30, 2018 and 2017 we incurred depreciation, depletion and amortization expense of $0.3 million and $0.1 million, respectively.

Interest and other income. We recorded $0.1 million of interest and other income for the three months ended June 30, 2018, primarily related to the mark-to-market of certain common stock we own in a junior mining company.  We recorded a nominal amount of interest and other income for the three months ended June 30, 2017, primarily related to cash balances held in banks.

Gain (Loss) on foreign currency. We recorded an approximate  $41,000 foreign currency loss for the three months ended June 30, 2018, primarily related to the devaluation of the Argentine peso.  We recorded a nominal loss for the three months ended June 30, 2017. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended June 30, 2018 and June 30, 2017.

Six Months Ended June 30, 2018

Revenue from oxide plant lease. We recorded revenue of $3.4 million and $3.3 million during the six months ended June 30, 2018 and 2017, respectively, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $1.0 million and $1.1 million of costs related to the oxide plant lease during the six-month periods ended June 30, 2018 and 2017, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $1.9 million for the six months ended June 30, 2018, as compared to $1.0 million for the six months ended June 30, 2017. Exploration expense for both years was incurred primarily in Mexico. The higher exploration expenses in 2018 are primarily related to increased exploration activities at our Santa Maria and other Mexico properties.

Velardeña shutdown and care and maintenance costs.  We recorded $1.0 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The higher care and maintenance costs in 2018 are related to increased maintenance activities.

El Quevar project expense. During the six months ended June 30, 2018 we incurred $0.6 million primarily related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  During the six months ended June 30, 2017 we recorded an expense of approximately $0.3 million primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina.  The increase in 2018 is related to increased evaluation activities.

Administrative expense.    Administrative expenses totaled $1.9 million for the six months ended June 30, 2018 and 2017. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.9 million of administrative expenses we incurred during the first six months of 2018 is comprised of $0.8 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.6 million of insurance, rents, travel expenses, utilities and other office costs. The $1.9 million of administrative expenses we incurred during the first six months of 2017 is comprised of $0.7 million of employee compensation and directors’ fees, $0.6 million of professional fees and $0.6 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the six months ended June 30, 2018 and 2017 we incurred $0.3 million of expense related to stock based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2018 and 2017 six-month stock based compensation amounts include $0.1 million and $0.2 million, respectively, related to KELTIP grants made to two officers (see Note 14 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During the six months ended June 30, 2018 and 2017 we incurred approximately $0.1 million of reclamation expense, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $1.5 million of other operating income for the six months ended June 30, 2018, consisting of $1.0 million related to an option payment received on our Celaya property, $0.4 million from option income related to our Zacatecas Properties and $0.1 related to utilization of VAT credits in Mexico. We recorded $0.9 million of other operating income for the six months ended June 30, 2017 consisting primarily of net gains related to the sale of equipment to Minera Indé as well as a gain related to the reduction of the asset retirement obligation liability at our Velardeña Properties.

Depreciation, depletion and amortization. During the six months ended June 30, 2018 and 2017 we incurred depreciation, depletion and amortization expense of $0.6 million and $0.3 million, respectively.

Interest and other income. We recorded $0.1 million of interest and other income for the six months ended June 30, 2018, primarily related to the mark-to-market of certain common stock we own in a junior mining company.  We recorded a nominal amount of interest and other income for the six months ended June 30, 2017, primarily related to cash balances held in banks.

Gain (Loss) on foreign currency. We recorded an approximate  $56,000 foreign currency loss for the six months ended June 30, 2018, primarily related to the devaluation of the Argentine peso.  We recorded a nominal loss for the six months ended June 30, 2017.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the six months ended June 30, 2018 and June 30, 2017.

Liquidity, Capital Resources and Going Concern

At June 30, 2018, our aggregate cash and cash equivalents totaled $2.5 million, $0.8 million less than the $3.3 million in similar assets held at December 31, 2017. The net decrease is due in part from the following expenditures and cash inflows for the six months ended June 30, 2018.  Expenditures totaled $5.4 million from the following:

•	$1.9 million in exploration expenditures, including work at the Santa Maria and other properties;

•	$1.0 million in care and maintenance costs at the Velardeña Properties;

•	$0.6 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$1.9 million in general and administrative expenses;

The foregoing expenditures were offset by cash inflows of $4.6 million from the following:

•	$2.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$0.8 million, net of commitment fees and other offering related costs, from the LPC Program;

•	$1.0 million from an amendment to the farm-out agreement of the Celaya property to Electrum; and

•	$0.5 million from the farm out of certain nonstrategic mineral claims to Santacruz.

In addition to our $2.5 million cash balance at June 30, 2018, we expect to receive $3.0 million from the sale of our remaining interest in the Celaya property to Electrum in the third quarter 2018 (pursuant to the non-binding Celaya LOI, as described above), approximately $4.6 million in net operating margin from the lease of the oxide plant and $0.2 million from the aforementioned exploration property farm out during the next twelve-month period ending June 30, 2019.  With the transactions referred to above and if no additional sales of common stock under the ATM Program or the LPC Program occur, we project we would end 2018 with a cash balance of approximately $4.0 million and end June 30, 2019 with a cash balance of approximately $2.5 million based on the following forecasted expenditures during the next twelve months ending June 30, 2019:

•

Approximately $2.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Santa Maria and other properties;

•	Approximately $1.6 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.2 million on general and administrative costs.

The actual amount of cash that we receive or the expenditures that we incur during the remainder of 2018 and the first six months of 2019 and the projected cash balances at December 31, 2018 and June 30, 2019 may vary significantly from the amounts specified above and will depend on a number of factors, including closing of the definitive agreement to sell our remaining interest in the Celaya property, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar and Santa Maria. Moreover, if revenues from our oxide plant lease are less than anticipated, we may reduce our planned expenditures accordingly.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.  There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant and prior asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended June 30, 2018.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the oxide plant lease, including the expected term, anticipated revenues, and potential future tailings expansion; the El Quevar project, including timing and expectations regarding the El Quevar PEA and evaluation activities; the Santa Maria property,  including the timing and expectations regarding the updated Santa Maria PEA and mineralized material estimate (including life of mine and production expectations), and other expectations regarding the project, including future drilling plans, timing of initial drill results, expansion potential for the existing deposit and general cost expectations; the Celaya property, including the expected sale of our remaining interest in the property in exchange for payment from Electrum as currently provided for in the Celaya non-binding letter of intent; our financial outlook for the remainder of 2018 and the first six months of 2019, including anticipated income and expenditures; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks.

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

•	Unfavorable results from exploration at the Santa Maria or other exploration properties and whether we will be able to advance these or other exploration properties;
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

Cautionary Statement Regarding Mineralized Material

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the El Quevar or Santa Maria properties or any deposits at our other exploration properties, will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted. In addition, in this quarterly report on Form 10-Q we also modify our estimates made in compliance with National Instrument 43-101 to conform to SEC Industry Guide 7 for reporting in the United States. Mineralized material is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first six months of 2018, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the quarter ended June 30, 2018, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

GOLDEN MINERALS COMPANY

Date:	August 9, 2018	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	August 9, 2018	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer