Form 10-K
period 2018-12-31
Golden Minerals Co
filed 2019-02-28
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $17.9 million, based on the closing price of the registrant’s common stock of $0.34 per share on the NYSE American on June 30, 2018. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2018 included all directors and officers and one shareholder that held approximately 43% of its outstanding common stock. The number of shares of common stock outstanding on February 27, 2019 was 96,399,391.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2018

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.  These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term, anticipated revenues, care and maintenance costs, and potential future tailings expansion; the El Quevar project, including assumptions and projections contained in the El Quevar PEA (including life of mine, grade and production expectations); the Santa Maria property, including the assumptions and projections contained in the Santa Maria PEA (including life of mine, grade and production expectations), and other expectations regarding the project, including future drilling plans, timing of initial drill results, expansion potential for the existing deposit and general cost expectations; the Rodeo property, including our general evaluation plans and cost expectations; the Yoquivo project, including future drilling plans and exploration activities; our financial outlook in 2019, including anticipated income and expenditures during the year; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•Lower revenue than anticipated from the oxide plant lease, which could result from delays or problems at the third party's mine or at the oxide plant, permitting problems at the third party's mine or the oxide plant, delays in constructing additional tailings capacity at the oxide plant, earlier than expected termination of the lease or other causes;

•	Higher than anticipated care and maintenance costs at El Quevar in Argentina or the Velardeña Properties in Mexico;

•Decreases or insufficient increases in silver and gold prices;

•Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of low silver and gold prices or unfavorable exploration results;

•Unfavorable results from exploration at the Santa Maria, Rodeo, Yoquivo, Navegantes or other exploration properties and whether we will be able to advance these or other exploration properties;

•Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities, the feasibility and economic viability and unexpected costs of maintaining the project, and whether we will be able to find a joint venture partner or secure adequate financing to further advance the project;

•Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;

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

•Political and economic instability in Argentina, Mexico and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;

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

GLOSSARY OF SELECTED MINING TERMS

“Base Metal” means a classification of non-ferrous metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.). This nonspecific term generally refers to the high-volume, low-value metals copper, lead, tin, and zinc.

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

“Core Drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, usually two centimeters or more in diameter.

“Deposit” means an informal term for an accumulation of minerals.

“Development Stage” means a project with an established resource, not in production, engaged in the process of additional studies preparing for completion of a feasibility study or for commercial extraction.

“Diorite” means a grey to dark grey intermediate intrusive igneous rock composed principally of plagioclase feldspar, biotite, hornblende, and/or pyroxene.

“Epithermal Calcite-Quartz” means deposits, typically occurring in veins, of calcite-quartz from hydrothermal fluids at shallow depths under conditions in the lower ranges of temperature and pressure.

“Euhedral” means a well-developed degree of which mineral grains show external crystal faces.

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

“Formation” means a distinct layer of sedimentary or volcanic rock of similar composition.

“Fracture System” means a set or group of contemporaneous fractures formed by a stress system.

“Grade” means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per metric tonnes, which contain 2,204.6 pounds or 1,000 kilograms.

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

“Silver Equivalent” means silver and gold only, with gold converted to silver equivalents at a specified ratio.

“Skarn” means a coarse-grained metamorphic rock formed by the metamorphism of carbonate rock often containing garnet, pyroxene epodite and wollastonnite.

“Stock” means discordant igneous intrusion having a surface exposure of less than 40 square miles.

“Sulfide” means a compound of sulfur and some other metallic element or elements.

“Tailings Pond” means a low-lying depression used to confine tailings, the prime function of which is to allow enough time for processed minerals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

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

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the State of Durango, Mexico (the “Velardeña Properties”), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico. The El Quevar advanced exploration property and the Velardeña Properties are our only material properties.

        We remain focused on evaluation activities at our El Quevar exploration property in Argentina and on evaluating and searching for mining opportunities in North America with near term prospects of mining, including properties within reasonable haulage distances of our Velardeña processing plants.   We are also focused and are continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located primarily in Mexico. Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development, and mine operations. Our principal office is located in Golden, Colorado at 350 Indiana Street, Suite 800, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves at any of our properties. In SEC Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable mineral reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Mineral reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

Prior to suspending mining and processing at the Velardeña Properties in November 2015, we had revenues from the sale of silver, gold, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2018, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

Company History

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009. From March 2009 through September 2011, we focused on the advancement of our El Quevar silver project in Argentina. On September 2, 2011, we completed a business combination transaction with ECU Silver Mining Inc. (“ECU”), resulting in our ownership of the Velardeña and Chicago silver, gold and base metals mines located in the Velardeña mining district in the State of Durango, Mexico as further described below under “—Velardeña Properties”.

Corporate Structure

Golden Minerals Company, headquartered in Golden, Colorado, is the operating entity through which we conduct our business.  We have a number of wholly-owned subsidiaries organized throughout the world, including in Mexico, Central America, South America, the Caribbean and Europe. We generally hold our exploration rights and properties through subsidiaries organized in the countries in which our rights and properties are located.

Our Competitive Strengths and Business Strategy

Our business strategy is to establish Golden Minerals as a mid-tier precious metals mining company focused in North America and Argentina. We also review strategic opportunities from time to time.

El Quevar Project.  We continue to advance our El Quevar project in Argentina and in September 2018 we completed an updated preliminary economic assessment (the “El Quevar PEA”).  The El Quevar PEA contemplates a six-year underground mining operation using pre-existing and new underground development at a mine production rate of 1,200 tonnes per day using a post-pillar cut-and-fill mining method that will deliver approximately 2.45 million tonnes of diluted sulfide material at an average grade of 409 g/t silver. As contemplated in the PEA, the mined material would be processed using a conventional single product flotation mill that would produce a silver-rich bulk concentrate suitable for sale.  We remain open to finding a partner to contribute to the funding of further exploration and development of the project.

Velardeña Properties.    Due to continuing net operating losses, we suspended mining and sulfide processing activities at the Velardeña Properties during the first half of November 2015 in order to conserve the future value of the asset. We have placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or the mill when we are able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or we are able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Velardeña Properties include a 300 tonne per day flotation sulfide mill, which includes three flotation circuits in which we can process sulfide material to make lead, zinc and pyrite concentrates.  The properties also include a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine.  In July 2015, we leased the oxide plant to Minera Hecla, S.A. de C.V. (“Hecla”), a Mexican corporation and wholly-owned subsidiary of Hecla Mining Company, to process its own material through the plant.  The lease with Hecla has since been extended through December 31, 2020.  We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

Exploration Focus. We are focused on evaluating and searching for mining opportunities in North America with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña processing plants. We are also continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located primarily in Mexico. During the last two years, we have continued to focus on the Santa Maria mine west of Hildalgo de Parral, Chihuahua, and in October 2018 we completed a second preliminary economic assessment (the “Santa Maria PEA”) on the project. Our Rodeo property west of the Velardeña Properties also remains an interesting asset and we have received confirmation of good gold and silver metallurgical recoveries for milled material in initial test work. Additionally, new discoveries of high-grade silver-gold assays at the claims in the Yoquivo District of Chihauhua, Mexico have led us to consider a drill program in 2019. During 2019 we plan to focus our exploration efforts primarily at our El Quevar silver project and on exploration and evaluation activities at Yoquivo, Navegantes and several new properties in Mexico recently acquired through staking. We expect our expenditures for the exploration program in 2019 to be approximately $ 3.3 million,  subject to the availability of sufficient funds.

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

The El Quevar project is currently comprised of 31 mining concessions that we hold directly. In total, the El Quevar project encompasses approximately 57,000 hectares. The area of most of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions.  We can purchase one half of the royalty for $1 million in the first two years of production.  The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid canon payment fees to the Argentine government of approximately $111,000 and $57,000 in 2017 and 2018, respectively. In 2019 we expect to pay approximately $60,000.

The following El Quevar mine concessions are identified below by name and file number in the Salta Province Registry of Mines.

Name of Mine Concession	Concession File Number
Quevar II	17114
Quirincolo I	18036
Quirincolo II	18037
Castor	3902
Vince	1578
Armonia	1542
Quespejahuar	12222
Toro I	18332
Quevar Primera	19534
Quevar Novena	20215
Quevar Decimo Tercera	20501
Quevar Tercera	19557
Quevar Vigesimo Tercero	21043
Quevar 10	20219
Quevar Vigesimo Primera	20997
Quevar Vigesimo Septima	22403
Quevar IV	19558
Quevar Vigesimo Cuarto	21044
Quevar 11	20240
Quevar Quinta	19617
Quevar 12	20360
Quevar Decima Quinta	20445
Quevar Sexta	19992
Quevar 19	20706
Quevar Vigesimo Sexta	22087
Quevar Vigesimo Segundo	21042
Quevar Séptima	20319
Quevar Veinteava	20988
Mariana	15190
Arjona II	18080
Quevar Vigesimo Quinto	21054

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

Exploration and Advancement of El Quevar

The Yaxtché deposit is the primary target currently identified at the El Quevar project. In September 2018, we completed the El Quevar PEA, which confirmed the potential for a profitable mining operation at Yaxtché with an estimated 5 million ounces annual silver production. The El Quevar PEA contemplates a six-year underground mining operation using pre-existing and new underground development at a mine production rate of 1,200 tonnes per day using a post-pillar cut-and-fill mining method, delivering 2.45 million tonnes of diluted sulfide mineralized material at an average grade of 409 g/t  silver.  We have completed environmental baseline studies, and a further environmental impact assessment process would be required to support the permits necessary for construction and mining. If the El Quevar project proceeds to development and construction, we would be required to obtain numerous additional permits from national, provincial and municipal authorities in Argentina.

We spent approximately $1.3 million and $0.8 million at our El Quevar project on holding and maintenance costs in 2018 and 2017, respectively. The additional spending in 2018 was primarily related to the costs of preparing the technical reports and preparing for exploration drilling. From the inception of our exploration activities in 2004 through December 31, 2018 we have spent approximately $77.9 million on exploration and related activities at El Quevar, including amounts spent by our predecessor, Apex Silver Mines Limited. In 2019 we expect to spend approximately $1.3 million at our El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs.

We have evaluated plans for further exploration drilling to increase the size of high grade silver resources near the Yaxtché deposit.  The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  During 2019, subject to the availability of sufficient funds, we plan to drill about fifteen core holes for a total of 3,000 meters to test extensions of mineralized material at Yaxtché, offsets to existing promising drill intercepts, and new drill targets based on reinterpreted IP (induced polarization) geophysics.

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

We own a 300 tonne per day flotation sulfide mill situated near the town of Velardeña.  The mill includes three flotation circuits in which we can process sulfide material to make lead, zinc and pyrite concentrates.  We also own a conventional 550 tonne per day cyanide leach oxide mill with a Merrill-Crowe precipitation circuit and flotation circuit located adjacent to our Chicago mine.  In July 2015, we leased the oxide plant to Hecla to process its own material through the plant.  See “-Velardeña Properties Activities” below.  The lease with Hecla has since been extended through December 31, 2020.  We continue to evaluate and search for other oxide and sulfide feed sources, focusing on sources within haulage distance of our sulfide and oxide mills at the Velardeña Properties.

Prior to shutting down production at the Velardeña mines in 2015, we trucked material from the Velardeña mines to the sulfide plant. In January 2012 we completed a tailings pond expansion at the sulfide plant, which is fully permitted and has capacity to treat tailings for approximately four additional years at the average processing rate of 285 tonnes per day.   At the oxide plant, Hecla is required to either leave unused at the end of the lease term an agreed amount of capacity in the tailings facility, or construct an additional expansion at its cost.

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

The following map shows the location of the Velardeña Properties (other than the El Mogote Fraccion concession, which is located south of the identified properties).

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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 30 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 895 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2018, we made such payments totaling approximately $78,000 and expect to pay approximately $80,000 in 2019.  We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

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

We hold water concessions in wells that provide water for the Velardeña Properties. In Mexico water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells.  In 2018 we made such payments totaling approximately $25,000 and expect to pay approximately the same amount in 2019. We are required to pay a fine to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. During 2018 we did not incur any over usage or under usage fines.

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

In the Santa Juana deposit, vein trends are steeply northeast dipping and northwest trending.  The Terneras, San Juanes and San Mateo veins all strike east-west and dip steeply north. The most extensive of these is the Terneras vein, which was mined in the past over a strike length of 1,100 meters. All of these veins are observed to have extensive strike lengths and vertical continuity for hundreds of meters. The mineralogy of the east west system is somewhat different in that it contains less arsenic than the northwest Santa Juana veins.

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

2014 Technical Report

During the first quarter of 2015, the engineering firm of Tetra Tech, Inc. (“Tetra Tech”) completed an estimate of mineralized material at the Velardeña Properties, set forth in the following table:

		Silver	Gold
		(Ag)	(Au)
		Grade	Grade	Lead
	Tonnes	(Grams	(Grams	(Pb)
	(in	per	per	Grade	Zinc (Zn)
Mineralized Material	thousands)	tonne)	tonne)%		Grade %
Mineralized Material at December 31, 2016
Velardeña Mine
Oxide and mixed	572	295	4.1	1.34	1.07
Sulfide	1,032	274	3.9	1.11	1.42
Chicago Mine
Oxide and mixed	91	208	3.2	3.77	2.8
Sulfide	98	165	2.8	2.97	3.49
Total Mineralized Material at December 31, 2016	1,793	272	3.8	1.42	1.49

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

The following table shows the reduction in mineralized material reported in the Tetra Tech report that resulted from extraction and processing of mineralized material in 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016, 2017 or 2018.

				Silver
		Gold		(Ag)
		(Au)		Grade	Contained	Lead	Contained		Contained
		Grade	Contained	(Grams	Silver (Ag)	(Pb)	Lead (Pb)	Zinc	Zinc (Zn)
	Tonnes	(Grams	Gold (Au)	per	oz.	Grade	lbs.	(Zn)	lbs.
Mineralized Material	(in thousands)	per tonne)	oz.	tonne)	(in thousands)%		(in thousands)	Grade %	(in thousands)
Mineralized Material at December 31, 2017
Velardeña Mine
Oxide and mixed	572	4.1	74,780	295	5,425	1.34	16,898	1.07	13,493
Sulfide	1,032	3.9	127,741	274	9,101	1.11	25,254	1.42	32.307
Chicago Mine
Oxide and mixed	91	3.2	9,362	208	609	3.77	7,563	2.8	5,617
Sulfide	98	2.8	8,822	165	520	2.97	6,417	3.49	7,540

Total Mineralized Material at December 31, 2017	1,793	3.8	220,406	272	15,655	1.42	56,132	1.49	58,958

2018 Extraction
Velardeña Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	76	2.6	6,371	156	383	0.8	1,343	1.09	1,839
Chicago Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	5	1.9	310	117	19	2	220	2.82	311

Total Tonnes Extracted in 2018	81	2.6	6,681	154	401	0.87	1,564	1.2	2,150

Metal loss adjustments during 2018
Velardeña Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	—	—	(3,063)	—	(290)	—	(522)	—	(547)
Chicago Mine
Oxide and mixed	—	—	—	—	—	—	—	—	—
Sulfide	—	—	(140)	—	(8)	—	(107)	—	(74)

Total Tonnes Extracted in 2018	—	—	(3,203)	—	(297)	—	(629)	—	(621)

Mineralized Material at December 31, 2018
Velardeña Mine
Oxide and mixed	572	4.1	74,780	295	5,425	1.34	16,898	1.07	13,493
Sulfide	956	3.9	118,308	274	8,429	1.11	23,389	1.42	29,921
Chicago Mine
Oxide and mixed	91	3.2	9,362	208	609	3.77	7,563	2.8	5,617
Sulfide	93	2.8	8,372	165	493	2.97	6,089	3.49	7,155

Total Mineralized Material at December 31, 2018	1,712	3.8	210,522	272	14,956	1.43	53,940	1.49	56,187

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

Velardeña Properties Activities

In 2018 we incurred approximately $1.9 million in expenses related to shut down costs and maintenance at our Velardeña Properties as a result of the suspension of mining and processing activities in November 2015.  We retained a core group of employees, most assigned to operate the oxide plant that is leased to a third party and not affected by the shutdown. The retained employees also include an exploration group and an operations and administrative group to continue to advance our plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer term value of the Velardeña assets.

In July 2015 we entered into a leasing agreement with Hecla to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, and in the third quarter 2016, the lease was extended through June 2017. The 2016 extension included an agreement under which Hecla would construct, at its cost, certain tailings expansion facilities to accommodate Hecla's increased use of tailings capacity in excess of an agreed amount, while preserving flexibility for future tailings expansions. The tailings expansion has since been completed. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility, or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla had the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018. On March 24, 2017, Hecla exercised its right to extend the lease until December 31, 2018.

On August 2, 2017, we granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”).  In October 2018, Hecla exercised its option and extended the lease to December 31, 2020.  All of the fixed fees and throughput related charges remain the same as under the original lease.  Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility. Hecla has the right to terminate the lease during the Extension Period for any reason with 120 days’ notice.  Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for its our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2018, Hecla processed approximately 142,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $7.2 million, comprised of approximately $4.9 million for direct plant charges and fixed fees and approximately $2.3 million for other net reimbursable costs related to the services we provide under the lease.  The $2.3 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $4.9 million for the year ended December 31, 2018. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2019, which would generate cash payments to us, net of reimbursable costs, of approximately $4.6 million during 2019. However, because Hecla has the right to terminate the lease on 120 days’ notice, there is no assurance that these amounts will be received.

Mining and Processing

Aside from some minor test mining and crushing activities, there were no mining or processing activities, other than the Hecla lease, at our Velardeña Properties in 2017 or 2018 as a result of the shutdown of the mining and sulfide processing activities in November 2015. We expect to incur approximately $0.4 million in quarterly holding costs for as long as mining and processing activities remain suspended.

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

In 2014 Mexico developed an energy policy applicable to private investment companies whereby new mining concessions are now subject to prior approval from the Ministry of Energy. Current mining concessions forming the Velardeña Properties are not subject to or affected by this approval requirement, but any new mining concessions acquired will be subject to this additional approval.

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

VAT in Mexico is charged upon alienation of goods, performance of independent services, grant of temporary use or exploitation of goods, or import of goods or services that occur within Mexico’s borders, at a rate of 16%. There is no VAT in the case of export of goods or services or for the sale of gold, jewelry, and gold metalwork with a minimum gold content of 80%, excluding retail sale to the general public. The sale of mining concessions is subject to VAT as concessions are not considered to be land. VAT paid by a business enterprise on its purchases and expenses may usually be credited against its liability for VAT collected from customers on its own sales.  This creditable VAT may also be directly refunded, but under new regulations beginning in January 2019, the creditable VAT can no longer offset other Mexican federal taxes.

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

Exploration Properties

In addition to El Quevar, we currently control a portfolio of approximately 12 exploration properties located primarily in certain traditional precious metals producing regions of Mexico. We do not consider any of our exploration properties to be individually material, including those noted below.

In 2019 we plan to focus our exploration efforts primarily on exploration and evaluation activities at El Quevar, Yoquivo, Navegantes and other properties, primarily in North America. During 2019 we expect our expenditures for the exploration program to total approximately $2.0 million, with approximately $0.3 million in property holding costs in Mexico and approximately $0.5 million in administrative and general reconnaissance costs in Mexico.

Santa Maria

In August 2014, we entered into an option agreement giving us the right to acquire for $1.2 million the Santa Maria mine, a privately held property comprised of a single mining claim of 18 hectares west of Hildalgo de Parral, Chihuahua State, Mexico. Since 2015, we have completed test mining and processing of approximately 7,100 dry tonnes from the Santa Maria mine, with average grades of 338 gpt silver and 0.8 gpt gold. In March 2017, a preliminary economic assessment (PEA) was completed on our behalf by the engineering firm Tetra Tech, prepared pursuant to Canadian National Instrument 43-101, based on an updated estimate of mineralized material.  The PEA presented a base case assessment of developing Santa Maria’s mineral deposit.  In September 2018, Tetra Tech completed a second PEA for the Santa Maria project that incorporates data accumulated since March 2017, including an additional 77 hectares of mineral tenure acquired in August 2017 that covers the on-strike and downdip extensions of the Santa Maria vein systems. The new PEA also incorporates information from a 22-hole, 4,800-meter drilling program begun in August 2017 and completed in April 2018.  Including the latest drill program, we have drilled 9,900 meters in 59 holes since acquiring the property.  Surface mapping and sampling has also identified additional high-grade veins on the adjacent eastern extension of the Santa Maria property and new veins to the north located outside of the mineralized material area as defined in the March 2017 PEA.

The September 2018 PEA shows improvement in projected cash flow, metal production and profitability compared to the previous study. The PEA estimates a 4.2-year underground mining operation using pre-existing and new underground development at an average mine production rate of 218 tonnes per day, using a combination of cut-and-fill and sublevel stoping. It is currently envisioned that both mixed and sulfide materials will undergo toll-milling at a local third-party facility with sulfide flotation circuits. Oxide material will be cyanide leached at the same toll-milling facility. In the PEA, Santa Maria is estimated to deliver 150,000 tonnes of diluted sulfide material to the mill at an average grade of 378 g/t silver equivalent (“AgEq”, calculated by combining Ag and Au values where one g/t of Au equals 74 g/t of Ag),

116,000 tonnes of diluted oxide material at an average grade of 428 g/t AgEq and 42,000 tonnes of diluted mixed material at an average grade of 278 g/t tonne AgEq.

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $1.0 million, payable through April 2022. The first option agreement, covering concessions we acquired in August 2014, requires an additional approximately $0.4 million be paid to acquire a 100% interest in the concessions related to that option by continuing to make minimum payments of $0.2 million in 2019 and, $0.2 million in 2020.  In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.  The second option agreement, covering concessions acquired in August 2017, requires an additional $0.6 million be paid to acquire a 100% interest in the concessions related to that option by making additional payments of $0.2 million in each of the years 2019 through 2021.

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

In initial test work conducted in 2017, we received confirmation of good gold and silver metallurgical recoveries for milled material in initial test work. Bottle roll cyanide leach testing of the high-grade samples resulted in gold extractions of 80 to 86 percent. Silver extractions ranged from 72 to 76 percent for all tests. Test work also indicates that the material is not suitable for gold and silver recovery by heap leaching.

Due to the extension of the lease period for the oxide mill, plans to advance the Rodeo project have been delayed until early 2020.

Yoquivo

In October 2017 we acquired the right to purchase claims covering the Yoquivo District, Ocampo Municipality, Chihuahua, Mexico through an option agreement.  The Yoquivo District is a past producing, bonanza grade epithermal vein gold and silver district located 35 kilometers southeast of the Ocampo Mining District.  We have the right to purchase six claims totaling 1,906 hectares for payment of $0.5 million over four years plus outstanding claim taxes totaling approximately $0.1 million.  No cash payments to the owner are due until the second anniversary of the agreement.  The owner retains a 2% net smelter return royalty capped at $2.0 million.

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. We are focusing exploration efforts on the Pertenencia vein, which appears to be more silver-rich compared to the San Francisco vein. Sampling of the Pertenencia vein is still in progress as is surface work in preparation for identifying the best drill targets. We expect to begin a drill program in 2019 to test the most promising portions of the veins.  A permit for drilling has been obtained.

Navegantes

In November 2018, we acquired the Navegantes project in southern Chihuahua state, Mexico. Recent surface and underground sampling have returned high-grade silver values from a series of epithermal silver-base metal veins outcropping on the property. The project consists of six concessions totaling 521 hectares and is located approximately 60km northwest of the San Francisco del Oro-Santa Barbara District where our Santa Maria project is located.

Farm-outs, Royalties and Other Dispositions

Exploration properties that we choose not to advance are evaluated for joint venture, sale of all or a partial interest and royalty potential. We currently have minority ownership interests and/or royalties in or have disposed of the following properties that were once part of our exploration portfolio:

•	Celaya. In 2018 we sold our remaining interests in the Celaya exploration property in Mexico to a subsidiary of Electrum Group LLC in exchange for payments totaling $4.0 million.

•

Zacatecas.  In April 2016, we entered into an option agreement, which was later amended in February 2018, under which Santacruz Silver Mining Ltd. (“Santacruz”) has acquired our interest in the Zacatecas Properties for a series of payments totaling approximately $1.5 million.  Payments of $249,000, $225,000 and $212,000 were paid to us during the first, second and third quarters of 2018, respectively.  The final payment of $13,000 was received by us in October 2018.

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

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	64	President and Chief Executive Officer
Robert P. Vogels	61	Senior Vice President and Chief Financial Officer

Warren M. Rehn.  Mr. Rehn was appointed President of our company in May 2015 and appointed Chief Executive Officer and director in September 2015. Mr. Rehn previously served as Senior Vice President, Exploration and Chief Geologist since December 2012 and served as Vice President, Exploration and Chief Geologist since February 2012. From

2007 until February 2012, Mr. Rehn held various positions at Barrick Gold Exploration, Inc., serving most recently as Chief Exploration Geologist for the Bald Mountain and Ruby Hill mining units. From 2005 until 2007, Mr. Rehn was a consulting geologist for Gerson Lehman Group, which provides consulting services to various industries, including geology and mining. Mr. Rehn served as a Consulting Senior Geologist at Placer Dome Exploration, Inc. in 2004 and as an independent consulting geologist throughout the Americas from 1994 until 2003. He served as a Senior Geologist at Noranda Exploration, Inc. from 1988 until 1994. Mr. Rehn holds an M.S. in Geology from the Colorado School of Mines and a B.S. in Geological Engineering from the University of Idaho.

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger (2)	69	Chairman
Warren M. Rehn	64	President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	65	Managing Director, Capstone Headwaters MB
Kevin R. Morano (2),(3)	65	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	74	Retired Certified Public Accountant
Andrew N. Pullar	46	Managing Partner and Director, Sentient Equity Partners
David H. Watkins (1),(2)	74	Director, Commander Resources Ltd., Euro Resources S.A.

Committee Membership

(1)	Audit
(2)	Compensation
(3)	Corporate Governance and Nominating

Metals Market Overview

We are an emerging precious metals exploration company with silver and gold mining properties in Mexico and a large advanced exploration silver project in Argentina. Descriptions of the markets for these metals are provided below.

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

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 26, 2019, the closing price of silver was $15.83 per troy ounce.

	Silver
Year	High	Low
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019*	$16.08	$15.26

*Through February 26, 2019.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On February 26, 2019, the closing price of gold was $1,325 per troy ounce.

	Gold
Year	High	Low
2011	$1,895	$1,319
2012	$1,792	$1,540
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019*	$1,344	$1,280

*     Through February 26, 2019.

Employees

We currently have 178 employees, including seven in Golden, approximately 164 in Torreón, Mexico or at the Velardeña Properties (including approximately 90 assigned to the oxide plant which is leased to a third party), six in Argentina in connection with the El Quevar project, and one in Peru.

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

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through 2019; our potential profitability in the foreseeable future would depend on our ability to identify, acquire and mine properties to generate sufficient revenues to fund our continuing activities.

       We have a history of operating losses and we expect that we will continue to incur operating losses unless and until such time as our Velardeña Properties, our El Quevar project, or another of our exploration properties, generates sufficient revenue to fund our continuing business activities. Although we have leased the oxide plant at the Velardeña Properties to a subsidiary of Hecla Mining Company, the cash that we expect will be generated from that lease will not be sufficient to fund all of our continuing business activities as currently conducted. In addition, the oxide plant lease may terminate sooner or produce less revenue than we anticipate. There is no assurance that we will develop additional sources of revenue.

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

As of December 31, 2018 we had approximately $3.3 million in cash and cash equivalents. With anticipated costs during 2019, including exploration expenditures, care and maintenance costs at the Velardeña Properties, exploration and evaluation expenditures and property holding costs at the El Quevar project, and general and administrative expenses, offset by anticipated revenue from the lease of the oxide plant of $4.6 million, we expect our current cash and cash equivalent balance will be approximately zero by the end of 2019, unless we are successful in raising additional capital or selling certain exploration assets. Even with these anticipated revenues throughout 2019, our cash balance in 2019 will not be sufficient to provide adequate cash reserves in the event of an unexpected termination of the Hecla lease, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment and development at our other exploration properties, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.

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

Although we may be able to access public equity markets, including through issuances under our At-the-Market program we entered into in December 2016 (the “ATM Program”) or the committed equity program with Lincoln Park Capital that we entered into in May 2018 (the “LPC Program”), significant issuances under those programs may be heavily dilutive to existing shareholders.

Hecla may terminate the oxide plant lease.

       In July 2015 we entered into a leasing agreement with a wholly-owned subsidiary of Hecla Mining Company to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, which Hecla exercised, extending the current lease term through December 31, 2020. Hecla is responsible for ongoing operation and maintenance of the oxide plant and during the year ended December 31, 2018, Hecla's mining and processing activities resulted in a net margin of $4.9 million for us.  The lease may terminate sooner than the end of 2020 if Hecla experiences mining problems or delays at its nearby mine, if there are disputes between Hecla and us, or for other reasons. Hecla has the right to terminate the lease on 120 days’ notice. Moreover, the lease payment from Hecla is based, in part, on the amount of ore processed at the plant, and we have no control over their production.

One of our stockholders owns a significant percentage of our common stock and could block decisions or transactions that could be beneficial to other stockholders.

       One of our stockholders, Sentient, owns approximately 44% of the Company's outstanding common stock. With this level of ownership, Sentient could exert significant control over us, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving the Company. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities). Sentient’s large share ownership will also make it difficult, if not impossible, for us to enter into a change of control transaction that may otherwise be beneficial for our other shareholders.

If we commence mining in Mexico, we will likely enter into a collective bargaining agreement with a union that, together with labor and employment regulations, could adversely affect our mining activities and financial condition.

As is the case at our Velardeña Properties, mine employees in Mexico are typically represented by a union, and our relationship with our employees is, and we expect in the future will be, governed by collective bargaining agreements. Any collective bargaining agreement that we enter into with a union is likely to restrict our mining flexibility in and impose additional costs on our mining activities. In addition, relations between us and our employees in Mexico may be affected by changes in regulations or labor union requirements regarding labor relations that may be introduced by the Mexican authorities or by labor unions. Changes in legislation or in the relationship between us and our employees may have a material adverse effect on our mining activities and financial condition.

We may not mine the Veolardeña Properties again.

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

The declines in silver and gold prices in recent years have had a significant impact on our mining activities, resulting in a shutdown of mining at our Velardeña Properties in 2015, and negatively affect mining opportunities at our other properties. Additionally, future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could also affect our mining and processing plans at our Velardeña Properties or make it uneconomic for us to engage in mining or exploration activities. Volatility or sustained price declines may also adversely affect our ability to build or continue our business.

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

The El Quevar project, the Velardeña Properties, and our other properties may not contain mineral reserves.

We are considered an exploration stage company under SEC Industry Guide 7, and none of the properties at the El Quevar project, our Velardeña Properties, or any of our other properties have been shown to contain proven or probable mineral reserves. Expenditures made in mining at the Velardeña Properties or the exploration and advancement of our El Quevar project or other properties may not result in positive cash flow or in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable ore deposits, and we cannot assure you that any mineral deposit we identify will qualify as an orebody that can be legally and economically exploited or that any particular level of recovery from discovered mineralization will in fact be realized.

During 2012, we released an estimate of mineralized material at our El Quevar project and in 2018 Wood Group completed an analysis and re-modeling of the data utilized in the prior mineralized material estimate. Tetra Tech completed technical reports on our Velardeña Properties and our Santa Maria and Rodeo properties, which indicated the presence of mineralized material. Mineralized material figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot assure you that these estimates are accurate or that proven and probable mineral reserves will be identified at the El Quevar project, the Velardeña Properties, the Santa Maria and Rodeo properties, or any of our other properties. Even if the presence of reserves is established at a project, the economic viability of the project may not justify exploitation. We have spent significant amounts on the evaluation of El Quevar prior to establishing the economic viability of that project.

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

Mining and processing at the Velardeña Properties, as at most mines, requires significant amounts of water. At the Velardeña Properties, our ability to have sufficient water is dependent on our ability to maintain our water rights and claims. Water is provided for all of the mines comprising our Velardeña Properties by wells located in the valley adjacent to the Velardeña Properties. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are currently using water from the three wells associated with the oxide plant and from two of the three wells associated with the sulfide plant. We are required to make annual payments to the Mexican government to maintain our rights to these wells. We are required to pay a fine to the Mexican Government each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well. In addition to these fines, the Mexican Government reserves the right to cancel our title to the wells for abuse of these rules.

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

Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration or mining activities at our Velardeña Properties or in respect of any of our other projects in Mexico or projects with which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of mining and exploration or material fines, penalties or other liabilities.

Most of our costs are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, mining, processing, maintenance and exploration costs at the Velardeña Properties and most of our exploration properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was 4.8% in 2018, 6.0 % in 2017 and  2.8% in 2016. At the same time, the peso has been subject to significant fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 4.7% in 2018, increased by 5.0% in 2017, and decreased by 19% in 2016. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times. In 2017 and 2018, our annual canon fees payable to the Argentine government was $113,000 and $57,000 respectively, and we expect to pay approximately $60,000 in 2019.

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

In connection with our financing in May 2016, we issued five year warrants to acquire 6,000,000 shares of our common stock at $0.75 per share expiring in November 2021. In connection with our financing in September 2014, we issued five year warrants to acquire 4,746,000 shares of our common stock at $1.21 per share expiring in September 2019. Pursuant to the anti-dilution clauses in the September 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of our common stock in separate transactions, including pursuant to the Hecla Share Issuance (as defined herein), our ATM Program, the May 2016 financing, the conversion of the Sentient Senior Secured Convertible Note (the “Sentient Note”) and the May 2018 issuances under the LPC Program. As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2014 warrants was increased from the original 4,746,000 shares to 5,517,696 shares (771,696 share increase) and the exercise price was reduced from the original $1.21 per share to $0.85 per share. The existence of securities available for exercise and resale is referred to as an "overhang," and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

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

As of February 27, 2019, we had 185 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

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

	The Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$7,217	$6,691	$6,400	$8,071	$235
Net Loss(1)	$(1,945)	$(3,892)	$(10,659)	$(25,383)	$(18,823)
Net Loss per common share	$(0.02)	$(0.04)	$(0.13)	$(0.48)	$(0.41)

	At December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$12,644	$13,077	$14,008	$17,001	$41,258
Long term liabilities	$3,000	$3,138	$4,398	$2,840	$4,334
Dividends:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

The year ended December 31, 2015 includes a $13.2 million impairment of long-lived assets charge. The impairment charge is related to our Velardeña Properties in Mexico and is the result of the shutdown of mining and sulfide processing at the Velardeña Properties in November 2015, which was an event requiring an assessment of the recoverability of the Velardeña Properties assets. There were no such charges during any of the other years presented.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2018, our only sources of income were revenues from the lease of our oxide plant, sales of non-core assets, and a tax refund received by an Argentine subsidiary. We incurred net operating losses for the years ended December 31, 2018 and 2017.

We remain focused on evaluation activities at our El Quevar exploration property in Argentina and on evaluating and searching for mining opportunities in North America with near term prospects of mining, including properties within reasonable haulage distances of our Velardeña processing plants.   We are also focused and are continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located primarily in Mexico.

2018 Highlights

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

The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  In the first quarter 2019, we plan to initiate a 3,000 meter, approximately $0.6 million drilling program to further define the potential for additional mineralized material in the Yaxtché deposit and surrounding area.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

Velardeña Oxide Plant Lease Agreement

On October 1, 2018, a wholly-owned subsidiary of Hecla Mining Company (together “Hecla”) exercised its option, pursuant to an agreement entered into with us in August 2017, to extend the lease of our Velardeña oxide plant until December 31, 2020.  Hecla has the right to terminate the lease for any reason with 120 days’ notice.  Hecla will also have a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2018, Hecla processed approximately 142,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $7.2 million, comprised of approximately $4.9 million for direct plant charges and fixed fees and approximately $2.3 million for other net reimbursable costs related to the services we provide under the lease.  The $2.3 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $4.9 million for the year ended December 31, 2018. We expect Hecla to continue to process material near the intended approximately 400 tonnes per day rate during 2019, which would generate a net operating margin to us, net of reimbursable costs, of approximately $4.6 million during the full year 2019.  However, because Hecla has the right to terminate the lease with 120 days’ notice, there is no assurance that these amounts will continue through 2019 or beyond.

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

Santa Maria

Since 2015, we have completed test mining and processing of 7,100 dry tonnes from the Santa Maria mine west of Hildalgo de Parral, Chihuahua, with average grades 338 g/t silver and 0.8 g/t gold.  In March 2017, a PEA was completed on our behalf by the engineering firm Tetra Tech, prepared pursuant to Canadian National Instrument 43-101, based on an updated estimate of mineralized material.  The PEA presented a base case assessment of developing Santa Maria’s mineral deposit.  In September 2018, Tetra Tech completed a second PEA for the Santa Maria project that incorporates data accumulated since March 2017, including an additional 77 hectares of mineral tenure acquired in August 2017 that covers the on-strike and downdip extensions of the Santa Maria vein systems. The new PEA also incorporates information from a 22-hole, 4,800-meter drilling program begun in August 2017 and completed in April 2018.  Including the latest drill program, we have drilled 9,900 meters in 59 holes since acquiring the property.  Surface mapping and sampling has also identified additional high-grade veins on the adjacent eastern extension of the Santa Maria property and on new veins to the north located outside of the mineralized material area as defined in the March 2017 PEA.

The September 2018 PEA shows improvement in projected cash flow, metal production and profitability compared to the previous study. The PEA estimates a 4.2-year underground mining operation using pre-existing and new underground development at an average mine production rate of 218 tonnes per day, using a combination of cut-and-fill and sublevel stoping. It is currently envisioned that both mixed and sulfide materials will undergo toll-milling at a local third-party facility with sulfide flotation circuits. Oxide material will be cyanide leached at the same toll-milling facility. In the PEA, Santa Maria is estimated to deliver 150k tonnes of diluted sulfide material to the mill at an average grade of 378 g/t silver equivalent (“AgEq”, calculated by combining Ag and Au values where one g/t of Au equals 74 g/t of Ag), 116k tonnes of diluted oxide material at an average grade of 428 g/t AgEq and 42k tonnes of diluted mixed material at an average grade of 278 g/t AgEq.

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $1.0 million, payable through April 2022. The first option agreement covers concessions we acquired in August 2014 and requires an additional approximately $0.4 million be paid by continuing to make minimum payments of $0.2 million in 2019 and $0.2 million in 2020.  In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.  The second option agreement covers concessions recently acquired in August 2017 and requires an additional approximately $0.6 million be paid by making additional payments of $0.2 million in each of the years 2019 through 2021.

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

We had previously expensed all of the costs associated with the Zacatecas Properties.  We recognized income, equal to the cash payments made, evenly over the period covered by each payment.  We have recognized approximately $748,000 of income under the agreement for the year ended December 31, 2018, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. At December 31, 2018, there were no further performance obligations and we had taken all steps necessary for Santacruz to take title to the properties.

Other Exploration - Yoquivo

The Yoquivo property was acquired in 2017 and consists of 1,907 hectares in 6 claims that cover an epithermal vein district hosted in Tertiary andesitic volcanic rocks that is exposed in an erosional window through Oligocene rhyolite on the eastern margin of the Sierra Madre Occidental of northern Mexico.  The property is 200 km SW of Chihuahua city in the state of Chihuahua, Mexico.  Recent surface rock sampling has demonstrated gold and silver values of potential economic interest in several of the veins in the district.  We have an option to purchase the six concessions that comprise the Yoquivo property for payments totaling $0.5 million over four years subject to a 2% NSR royalty on production, capped at $2 million.

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. We are focusing exploration efforts on the Pertenencia vein, which appears to be more silver-rich compared to the San Francisco vein. Sampling of the Pertenencia vein is still in progress as is surface work in preparation for identifying the best drill targets. We expect to begin a drill program in 2019 to test the most promising portions of the veins.  A permit for drilling has been obtained.

Registered direct purchase agreement and commitment purchase agreement and registration rights agreement

On May 9, 2018 we entered into a registered direct purchase agreement (the “Registered Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which LPC purchased 3,153,808 shares of our common stock at a price of $0.4122 per share, the closing price of our common stock on the NYSE American on May 8, 2018, for an aggregate purchase price of $1.3 million.  On the same day, we also entered into a commitment purchase agreement (the “Commitment Purchase Agreement” and together with the Registered Purchase Agreement, the “LPC Program”) pursuant to which we have the right for a period of three years, at our sole discretion, to sell up to an additional $10.0 million of our common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement.

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

As of December 31, 2018, no additional common stock had been sold to LPC under the LPC Program following the initial sale of common stock pursuant to the Registered Purchase Agreement.  Subsequent to December 31, 2018 we sold an aggregate of approximately 745,000 common shares under the Commitment Purchase Agreement at an average price of $0.31 per common share for total proceeds of approximately $230,000 during the year to date period ended February 27, 2019.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2018 to the results of operations for the year ended December 31, 2017.

Revenue from oxide plant lease. We recorded revenue of $7.2 million and $6.7 million for the years ended December 31, 2018 and 2017 respectively from the lease of our Velardeña oxide plant to Hecla.

Oxide plant lease costs. During the years ended December 31, 2018 and 2017 we recorded $2.3 and $2.2 million, respectively of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease.

Exploration Expense.    Our exploration expense, including work at the Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $3.9 million for the year ended December 31, 2018. Our exploration expense, including work at the Santa Maria, Mogotes and other properties, totaled $3.1 million for the year ended December 31, 2017.  Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, and allocated corporate administrative expenses.  Exploration expenses were higher in the year ended December 31, 2018 compared to the prior period due to increased exploration activities at our Santa Maria and other Mexico properties.

Velardeña shutdown and care and maintenance costs.  We recorded $1.9 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The higher care and maintenance costs in 2018 are related to increased maintenance.

El Quevar Project Expense.    During the year ended December 31, 2018 we incurred $1.3 million primarily related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  During the year ended December 31, 2017 we recorded an expense of approximately $0.8 million primarily related to holding costs for the Yaxtché deposit at our El Quevar project in Argentina.  The additional spending in 2018 was primarily related to the costs of preparing the technical reports and preparing for exploration drilling. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar project are included in “Exploration Expense”, discussed above.

Administrative Expense.  Administrative expenses totaled $3.4 million for the year ended December 31, 2018 compared to $3.5 million for the year ended December 31, 2017. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio.  The $3.4 million of administrative expenses we incurred during 2018 is comprised of $1.6 million of employee compensation and directors’ fees, $0.9 million of professional fees and $0.9 million of insurance, travel expenses, rents, utilities and other office costs. The $3.5 million of administrative expenses we incurred during 2017 is comprised of $1.6 million of employee compensation and directors’ fees, $0.8 million of professional fees and $1.1 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation.  During the year ended December 31, 2018 we incurred expense related to stock-based compensation in the amount of $0.2 million compared to $0.3 million for the year ended December 31, 2017. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2018 and 2017 stock-based compensation amounts include a $0.1 million reduction of expense and $0.1 million of expense, respectively, related to KELTIP grants made to two officers and the related fair value adjustments to the KELTIP liability (see Note 15 to the consolidated financial statements filed as part of this Form 10-K for a discussion of KELTIP grants).

Reclamation and accretion expense.  During each of the years ended December 31, 2018 and 2017 we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net.    We recorded $5.1 million of other operating income for the year ended December 31, 2018, consisting of $4.0 million related to an option payment and the ultimate sale of our Celaya property, $0.7 million from payments received on our Zacatecas Properties and $0.4 million related to the sale of two non-strategic Mexican subsidiaries. We recorded other operating income of $2.1 million for the year ended December 31, 2017, including $1.0 million of net gains recorded on the sales of certain fixed assets and non-strategic exploration properties in Mexico and a $1.1 million VAT tax refund in Argentina.

Depreciation, depletion and amortization.  During the year ended December 31, 2018 we incurred depreciation, depletion and amortization expense of $1.2 million compared to $1.0 million for the year ended December 31, 2017. The increase in depreciation, depletion and amortization expense during the 2018 period is primarily the result of increased depreciation at our Velardeña Properties.

Interest and Other Income, net. During the year ended December 31, 2018 we recorded approximately $0.1 million of interest and other income primarily related to mark-to-market gains on short-term investments. During the year ended December 31, 2017 we recorded only a nominal amount of interest and other income.

Gain (Loss) on Foreign Currency.  We recorded a $0.1 million foreign currency loss in each of the years ended December 31, 2018 and 2017. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income Taxes.  We recorded no tax expense or benefit for the year ended December 31, 2018. We recorded $13,000 of income tax expense for the year ended December 31, 2017 related to a Mexican subsidiary.

Liquidity and Capital Resources

At December 31, 2018, our aggregate cash and cash equivalents totaled $3.3 million, equal to the $3.3 million in similar assets held at December 31, 2017. The December 31, 2018 balance is due in part from the following expenditures and cash inflows for the year ended December 31, 2018.  Expenditures totaled $10.8 million from the following:

•	$3.9 million in exploration expenditures, including work at the Santa Maria and other properties;

•	$1.9 million in care and maintenance costs at the Velardeña Properties;

•	$1.3 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project;

•	$3.4 million in general and administrative expenses; and

•	$0.3 million related to an increase in working capital primarily related to the reduction of $0.3 million in deferred income related to the oxide plant lease.

The foregoing expenditures were offset by cash inflows of $10.8 million from the following:

•	$4.9 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$0.8 million, net of commitment fees and other offering related costs, from the LPC Program;

•	$4.0 million from the sale of our interests in the Celaya property to Electrum;

•	$0.7 million from the farm out of certain nonstrategic mineral claims to Santacruz; and

•	$0.4 million from the sale of two inactive subsidiaries in Mexico.

In addition to the $3.3 million cash balance at December 31, 2018, we expect to receive approximately $4.6 million in net operating margin from the lease of the oxide plant during the next twelve-month period ending December 31, 2019.  In addition, subsequent to December 31, 2018 we received approximately $0.2 million from the sale of our common stock under the LPC Program.  Our currently budgeted expenditures during the twelve months ending December 31, 2019 are as follows:

•

Approximately $2.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Yoquivo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.2 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.1 million on general and administrative costs.

If we spend the amounts described above, we would end 2019 with a cash balance of approximately zero.  However, we do not intend to allow our cash balance to drop below acceptable levels.  Therefore, during 2019 we intend to take appropriate actions, which may include sales of certain of our nonstrategic exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, LPC Program or otherwise.

The actual amount of cash that we receive or the expenditures that we incur during the year ended 2019 and the projected cash balance at December 31, 2019 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar.  Moreover, revenues from the oxide plant lease may be less than anticipated, which would require further actions on our part in order to maintain sufficient cash balances at year end.

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

There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant, use of the ATM Program and LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended December 31, 2018.

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

Table of Contractual Obligation

The following table summarizes our contractual obligations at December 31, 2018:

					More
		Less Than	1 - 3	3 - 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands of $)
Operating leases(1)	1,024	224	317	329	154
El Quevar and Velardeña concession payments(2)	700	140	280	280	—	(3)

(1)

The operating lease obligations are related to our corporate headquarters office in Golden, Colorado, which expires November 30, 2024, as well as another office lease associated with our Velardeña Properties.

(2)

In 2019 and subsequent years, we expect to make annual maintenance payments of approximately $80,000 to the Mexico federal government to maintain the Velardeña Properties concessions and $35,000 to maintain related surface rights under a contract with the local community ejido.  In 2019 and subsequent years, we expect to pay approximately $60,000 per year to the Argentina federal government in order to maintain our El Quevar concessions.

(3)

We cannot currently estimate the life of the Velardeña Properties or the El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2018. If we continue to hold the Velardeña Properties concessions beyond five years, we expect that we would make annual maintenance payments of approximately $80,000 per year for the life of the Velardeña Properties concessions. If we continue to hold the El Quevar concessions beyond five years, we expect that we would make annual maintenance payments of approximately $60,000 per year for the life of the El Quevar concessions.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2018, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Golden Minerals Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2018.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

4.3

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

10.13

Master Agreement and Lease Agreement, dated as of July 1, 2015, by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., as amended by the First Amendment to Master Agreement and Lease Agreement, dated as of July 1, 2016, as further amended by the Second Amendment to the Master Agreement and Lease Agreement, dated as of August 2, 2017. (13) (21) (23)

10.14

Contract of Mining Exploration and Exploitation, dated as of November 13, 2015, by and between Minera William S.A. de C.V. and Minera Fumarola, S.A. de C.V., a wholly owned subsidiary of Prospero Silver Corp. (14)

10.15	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016.(15)

10.16	Form of Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of May 2, 2016. (16)

10.17	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (18)

10.18	Assignment of Rights Agreement between Minera William, S.A. de C.V. and Golden Tag de Mexico, S.A. de C.V. dated as of August 2, 2016. (19)

10.19	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (20)

10.20	At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC, as amended by the Amendment dated November 23, 2018. (22) (24)

10.21	Option Agreement, dated as of August 2, 2017, between Golden Minerals Company and Hecla Mining Company. (23)

10.22	Purchase Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC (Registered Purchase Agreement). (25)

10.23	Purchase Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC (Commitment Purchase Agreement). (25)

10.24	Registration Rights Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC. (25)

10.25	Contract of Assignment of Rights, dated as of August 30, 2018, among Minera de Cordilleras, S. de R.L. de C.V., and Minera Adularia Exploracion, S. de R.L. de C.V. (26)

10.26	Assignment of Rights Agreement, dated as of August 30, 2018, among Minera de Cordilleras, S. de R.L. de C.V., and Minera Adularia Exploracion, S. de R.L. de C.V. (26)

21.1	Subsidiaries of the Company.*

23.1	Consent of EKS&H LLLP.*

23.2	Consent of Plante Moran LLLP.*

23.3	Consent of Tetra Tech.*

23.4	Consent of Wood Group PLC *

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)	Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2014.

(13)	Incorporated by reference to our Current Report on Form 8-K filed July 20, 2015.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 18, 2015.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2016.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on August 5, 2016.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2016.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2017

(24)	Incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018.

(25)	Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2018.

(26)	Incorporated by reference to our Current Report on Form 8-K filed on September 6, 2018.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2019	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	February 28, 2019
Warren M. Rehn	(Principal Executive Officer)

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer	February 28, 2019
Robert P. Vogels	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	February 28, 2019
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	February 28, 2019
W. Durand Eppler

/s/ KEVIN R. MORANO	Director	February 28, 2019
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 28, 2019
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 28, 2019
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 28, 2019
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Golden Minerals Company

Golden, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Golden Minerals Company (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

March 1, 2018

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Golden Minerals Company

Golden, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Golden Minerals Company (the “Company”) as of December 31, 2018, the related statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2013.
February 28, 2019
Denver, Colorado

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2018	2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$3,293	$3,250
Short-term investments (Note 5)	330	238
Lease receivables	481	314
Inventories, net (Note 7)	229	242
Value added tax receivable, net (Note 8)	14	148
Prepaid expenses and other assets (Note 6)	1,188	745
Total current assets	5,535	4,937
Property, plant and equipment, net (Note 9)	7,109	8,140
Total assets	$12,644	$13,077

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,702	$1,556
Deferred revenue, current (Note 16)	293	293
Other current liabilities (Note 10)	12	9
Total current liabilities	2,007	1,858
Asset retirement and reclamation liabilities (Note 11)	2,683	2,495
Deferred revenue, non-current (Note 16)	307	600
Other long term liabilities	10	43
Total liabilities	5,007	4,996

Commitments and contingencies (Note 19)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 shares authorized; 95,620,796 and 91,929,709 shares issued and outstanding respectively	955	919
Additional paid in capital	517,806	516,284
Accumulated deficit	(511,124)	(509,082)
Accumulated other comprehensive loss	—	(40)
Shareholders' equity	7,637	8,081
Total liabilities and equity	$12,644	$13,077

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

	The Year Ended December 31,

	2018	2017
	(in thousands except per share data)
Revenue:
Oxide plant lease (Note 16)	$7,217	$6,691
Costs and expenses:
Oxide plant lease costs (Note 16)	(2,289)	(2,189)
Exploration expense	(3,909)	(3,091)
El Quevar project expense	(1,266)	(822)
Velardeña shutdown and care and maintenance costs	(1,889)	(1,589)
Administrative expense	(3,355)	(3,512)
Stock based compensation	(226)	(296)
Reclamation expense	(210)	(196)
Other operating income, net (Notes 8 and 9)	5,138	2,093
Depreciation and amortization	(1,171)	(952)
Total costs and expenses	(9,177)	(10,554)
Income (loss) from operations	(1,960)	(3,863)
Other income and (expense):
Interest and other (expense) income, net (Note 17)	112	37
Loss on foreign currency	(84)	(53)
Total other income (loss)	28	(16)
Income (loss) from operations before income taxes	(1,932)	(3,879)
Income tax	(13)	(13)
Net income (loss)	$(1,945)	$(3,892)
Comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities (Note 5)	—	(95)
Comprehensive income (loss), net of tax:	$(1,945)	$(3,987)
Net income (loss) per common share — basic
Loss	$(0.02)	$(0.04)
Weighted average Common Stock outstanding - basic (1)	94,003,165	90,468,606

(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2016	89,020,041	$889	$495,455	$(488,037)	$55	$8,362
Cumulative adjustment related to change in accounting principle (Note 4)	—	—	19,046	(17,148)	—	1,898
Adjusted balance at January 1, 2017	89,020,041	$889	$514,501	$(505,185)	$55	$10,260
Stock compensation accrued and shares issued for vested stock awards	200,000	1	196	—	—	197
Shares issued under the at-the-market offering agreement, net (Note 15)	1,024,392	10	671	—	—	681
Consideration shares sold to Hecla, net (Notes 15 and 16)	1,811,015	18	912	—	—	930
Cancellation of treasury shares (Note 15)	(125,739)	1	(1)	—	—	—
Deemed dividend on warrants (Note 4)	—	—	5	(5)	—	—
Unrealized loss on marketable equity securities, net of tax	—	—	—	—	(95)	(95)
Net loss	—	—	—	(3,892)	—	(3,892)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 4)	—	—	—	(89)	40	(49)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,171)	$—	$8,032
Stock compensation accrued and shares issued for vested stock awards	537,279	4	312	—	—	316
Registered direct purchase agreement, net (Note 15)	3,153,808	32	1,202	—	—	1,234
Deemed dividend on warrants (Note 4)	—	—	8	(8)	—	—
Net loss	—	—	—	(1,945)	—	(1,945)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,124)	$—	$7,637

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 18)	$(5,711)	$(1,630)
Cash flows from investing activities:
Proceeds from sale of assets	5,097	762
Acquisitions of property, plant and equipment	(152)	(81)
Net cash from investing activities	$4,945	$681
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	809	1,611
Net cash from financing activities	$809	$1,611
Net increase in cash and cash equivalents	43	662
Cash and cash equivalents, beginning of period	3,250	2,588
Cash and cash equivalents, end of period	$3,293	$3,250

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.Nature of Operations

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $1.9 million and $1.6 million in care and maintenance costs for years ended December 30, 2018 and December 31, 2017, respectively.  On an ongoing basis, the Company expects to incur approximately $0.4 million in quarterly care and maintenance costs while mining and processing remain suspended.

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

The Velardeña oxide plant began processing material for Hecla in mid-December 2015, and the Company recorded net operating margin under the lease of approximately $4.9 million in 2018.  On March 24, 2017, Hecla exercised its right to extend the lease through December 31, 2018. On August 2, 2017, the Company granted Hecla an additional option, to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price (see Note 15).  On October 1, 2018, Hecla exercised this option to extend the lease through December 31, 2020. Hecla has the right to terminate the lease with 120 days’ notice.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also focused on advancing our El Quevar exploration property in Argentina and on advancing selected properties in our portfolio of approximately 12 properties, located primarily in Mexico.  The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

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

2. Liquidity

At December 31, 2018, the Company’s aggregate cash and cash equivalents totaled $3.3 million, equal to the $3.3 million in similar assets held at December 31, 2017. The December 31, 2018 balance is due in part from the following expenditures and cash inflows for the year ended December 31, 2018.  Expenditures totaled $10.8 million from the following:

•	$3.9 million in exploration expenditures, including work at the Santa Maria and other properties;

•	$1.9 million in care and maintenance costs at the Velardeña Properties;

•	$1.3 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project;

•	$3.4 million in general and administrative expenses; and

•	$0.3 million related to an increase in working capital primarily related to the reduction of $0.3 million in deferred income related to the oxide plant lease.

The foregoing expenditures were offset by cash inflows of $10.8 million from the following:

•	$4.9 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$0.8 million, net of commitment fees and other offering related costs, from the LPC Program;

•	$4.0 million from the sale of our interests in the Celaya property to Electrum;

•	$0.7 million from the farm out of certain nonstrategic mineral claims to Santacruz; and

•	$0.4 million from the sale of two inactive subsidiaries in Mexico.

In addition to the $3.3 million cash balance at December 31, 2018, the Company expects to receive approximately $4.6 million in net operating margin from the lease of the oxide plant during the next twelve-month period ending December 31, 2019.  In addition, subsequent to December 31, 2018 the Company received approximately $0.2 million

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

from the sale of our common stock under the LPC Program.  The Company’s currently budgeted expenditures during the twelve months ending December 31, 2019 are as follows:

•

Approximately $2.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Yoquivo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.2 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.1 million on general and administrative costs.

If the Company spends the amounts described above, it would end 2019 with a cash balance of approximately zero.  However, the Company does not intend to allow its cash balance to drop below acceptable levels.  Therefore, during 2019 the Company intends to take appropriate actions, which may include sales of certain of the Company’s nonstrategic exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, LPC Program or otherwise.

The actual amount of cash that we receive or the expenditures that the Company incurs during the year ended 2019 and the projected cash balance at December 31, 2019 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Companys’ other exploration properties, including El Quevar.  Moreover, revenues from the oxide plant lease may be less than anticipated, which would require further actions on the Company’s part in order to maintain sufficient cash balances at year end.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the Company’s continuing long-term operations are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in the Company’s consolidated financial statements are dependent on its ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.  The Company believes the continuing cash flow from the lease of the oxide plant, use of the ATM Program and LPC Program, and the potential for additional asset dispositions make it probable that the Company will have sufficient cash to meet its financial obligations and continue its business strategy beyond one year from the filing of the Company’s consolidated financial statements for the period ended December 31, 2018.

3.Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineralized material and related future metals prices that are the basis for future cash flow estimates utilized in impairment calculations; depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; valuation allowances for deferred tax assets and the fair value of financial instruments. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves at any of the Company’s properties. As such, during the periods prior to November 2016 when the Company suspended mining and processing activities, the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Company expensed costs as incurred related to extraction of mineralized material at the Velardeña Properties. The Company established a cost basis for the mineralized material at the Velardeña Properties as a result of purchase accounting for the Company’s business combination transaction with ECU Silver Mining Inc. (“ECU”) in September 2011, the transaction pursuant to which the Company acquired the Velardeña Properties. Mineral properties acquired in the ECU merger were recorded at estimated fair market value based on valuations performed with the assistance of an independent appraisal firm and a minerals engineering company. Although the Company has not demonstrated the existence of proven and probable reserves, and the Company has not completed a pre-feasibility economic assessment, the Company had established the existence of mineralized material that was used in assigning value to mineral properties for purchase accounting purposes. The subsequent extraction of this mineralized material has provided a reasonable basis for the calculation of units-of-production depreciation for the cost basis in the mineral properties.

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

As discussed above, the Company does not have any properties with proven or probable reserves.

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

The Company evaluated its remaining long lived assets at December 31, 2017 and 2018, and determined that no impairment was required.

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

h.Revenue Recognition

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from Oxide plant lease" in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 606 regarding "income statement characterization of reimbursements received for "out-of-pocket" expenses incurred" and "reporting revenue gross as a principal versus net as an agent". ASC 606 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for the reimbursed labor, utility and other costs are reported as "Oxide plant lease costs" in the Consolidated Statement of Operations and Comprehensive Loss. The Company recognizes lease fees during the period as fees are earned per the terms of the lease (see Note 16).

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

At December 31, 2018 and 2017, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

k.Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments.  Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.  For the year ended December 31, 2017 Comprehensive loss included the change in the market value of available for sale securities and is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss).

As the result of a 2018 change in accounting principle, discussed in Note 4, the Company now records the changes in readily determinable fair values of equity investments through net income. Accordingly, no amounts were recorded to Comprehensive Income (Loss) for the year ended December 31, 2018.

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

m.Recently Adopted Standards

During the first quarter 2018 the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have a readily determinable fair value to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  The Company recognized retrospectively the cumulative effect of initially adopting ASU 2016-01 (see Note 4).

During the first quarter 2018 the Company adopted ASU 2016-08,  “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The adoption of ASU 2016-08 during the first quarter 2018, did not result in a material impact on its consolidated financial position or results of operations or the requirement for retrospective reporting.

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014.  The Company also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  The Company has elected the modified retrospective method of adopting ASU 2014 (see Note 4).

In July 2017, the Financial Accounting Standards Board (“FASB”)  issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”).  Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. The Company early adopted ASU 2017-11 during the interim period ended September 30, 2017 (see Note 4).

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company does not anticipate early adoption. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  Depending on the number of years remaining under such lease agreements the right-of-use assets and lease liabilities that the Company would record under ASU 2016-2 could be material.  In January 2019, the Company extended the office lease at its corporate headquarters in the U.S.  Lease payments for base rent and common area maintenance are estimated to be approximately $0.9M from January 2019 through December 2024.

4. Change in Accounting Principle

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

The September 2012 and 2014 warrants (see Note 15) include anti-dilution provisions characterized as down round features and were previously accounted for as liabilities, with the fair value of the warrant liabilities remeasured at each reporting date and the change in liabilities recorded as other non-operating income or loss.  The Company had recorded a warrant liability of $1.5 million as of September 30, 2017 and reported a warrant derivative loss of $0.4 million for the nine months ended September 30, 2017 relating to the September 2012 and 2014 warrants prior to the change in accounting principle.

In addition, for freestanding equity-classified financial instruments, ASU 2017-11 also requires entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  Certain equity transactions following the issuance of the September 2012 and 2014 warrants have triggered anti-dilution clauses in the warrant agreements resulting in additional warrant shares and a reduction to the original strike price of the warrants.  ASU 2017-11 prescribes a method to measure the value of a deemed dividend related to a triggering event by computing the difference in fair value between two instruments that have terms consistent with the actual instrument but that do not have a down round feature, where the number of warrant shares and strike price of one instrument corresponds to the actual instrument before the triggering event and the number of warrant shares and strike price of the other instrument corresponds to the actual instrument immediately after the triggering event.  Following ASU 2017-11, for periods ending on or prior to December 31, 2016 the Company would have reduced its “Accumulated deficit” as reported on its Consolidated Balance Sheets by approximately $0.3 million related to prior triggering events.  During the nine-month period ending September 30, 2017 the Company would have reduced its accumulated deficit by approximately $3,000 related to triggering events. During the year ending December 31, 2018 the Company reduced its accumulated deficit by approximately $8,000 related to triggering events.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Except for the down round features in the September 2012 and 2014 warrants, the warrants would have been classified in equity under the guidance in Subtopic 815-40 and therefore qualify for the scope exception in ASU 2017-11.  As permitted, the Company elected to adopt the accounting principles prescribed by ASU 2017-11 during the interim period ended September 30, 2017 and recorded a cumulative-effect adjustment stemming from a change in accounting principle in its financial statements measured retrospectively to the beginning of 2017.  The cumulative effect adjustment appears at the beginning of 2017 in the Company’s Consolidated Statement of Changes in Equity.  The results of operations for the Company for the three months ended March 31, 2017 reflect application of the change in accounting principle from the beginning of 2017.  As noted above, the Company had previously reported a warrant derivative gain of $0.4 million during the nine-month period ending September 30, 2017.  Because the Company has retroactively applied the change in accounting principle discussed above to the beginning of 2017, the Company is no longer reporting warrant derivative gains or losses for the September 2012 and 2014 warrants beginning in 2017.

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

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09.  The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties.  As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 9). In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018.  Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the period ended December 31, 2018.  See Note 9 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Available for Sale Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  At December 31, 2017, the Company had equity securities classified as available-for-sale and

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Consolidated Balance Sheets.  The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Consolidated Statement of Changes in Equity, and has recorded a gain of approximately $51,000 in “Interest and other income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the period ended December 31, 2018.

5.Cash and Cash Equivalents and Short-Term Investments

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

The following tables summarize the Company's short-term investments at December 31, 2018 and 2017:

		Estimated	Carrying
December 31, 2018	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$330	$330
Total trading securities	275	330	330
Total short term	$275	$330	$330

December 31, 2017
Investments:
Short-term:
Available for sale common stock	$275	$238	$238
Total available for sale common stock	275	238	238
Total short term	$275	$238	$238

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

6.Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2018	2017
	(in thousands)
Prepaid insurance	$358	$362
Deferred offering costs	569	137
Recoupable deposits and other	261	246
	$1,188	$745

The deferred offering costs are related to the ATM Program and the LPC Program, discussed in detail in Note 15.

7.Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Material and supplies	$229	$242
	$229	$242

The material and supplies inventory at December 31, 2018 and 2017 are related to the Velardeña Properties and are reduced by a $0.2 million obsolescence reserve.

8.Value added tax receivable

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for VAT payments to be recovered from VAT collected from the sale of products or rendering of services. At December 31, 2018, the Company has also recorded approximately $30,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheets.

During 2017 the Company received refunds of approximately $1.1 million from the government of Argentina for VAT payments made in that country during 2012 and 2013. Because of uncertainties relating to collectability of the taxes the Company had recorded a full valuation allowance against the VAT receivable at the time the taxes were paid. The Company reported the $1.1 million of VAT refunds received during the year ended December 31, 2017 in “Other operating income” on the Consolidated Statements of Operations and Comprehensive Loss. In February 2018, the Company received an additional approximately $138,000 of VAT refunds. At December 31, 2017, the Company reversed $138,000 of the valuation allowance and recorded a VAT receivable of $138,000 with a corresponding gain in “Other operating income” on the Consolidated Statements of Operations and Comprehensive Loss. The Company has remaining Argentina VAT refund claims totaling approximately $0.1 million.  The Company cannot predict if or when it will receive these additional VAT refunds and accordingly has recorded a full valuation allowance against the remaining VAT refund claims.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

9.Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Mineral properties	$9,353	$9,352
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	4,278	4,246
Mining equipment and machinery	16,024	15,989
Other furniture and equipment	888	958
Asset retirement cost	866	865
	34,127	34,128
Less: Accumulated depreciation and amortization	(27,018)	(25,988)
	$7,109	$8,140

Equipment Related to the Oxide Plant Lease

Certain assets of the Company are related to the lease of the Velardeña oxide plant to Hecla (see Note 1).  The net book value of the equipment involved in the lease was $0.8 million and $1.2 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Minera Indé Equipment Sale

In August 2016, the Company sold certain mining equipment consisting of two haul trucks, two scoop trams and a compressor to Minera Indé, an indirect subsidiary of The Sentient Group (“Sentient”), for $687,000 (see Note 22). The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use.  The Company received $69,000 or 10% of the sales price at the closing of the sale, with the remaining $618,000 plus interest on the unpaid balance at an annual rate of 10% due in February 2017.  With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017.  The Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

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

In February 2018, the Company and Electrum amended the Celaya earn-in agreement to permit Electrum to earn, at its option, an incremental 20% interest in the Celaya project in exchange for a payment of $1.0 million.  Following the amendment, Electrum could have increased its total interest in the project to 80% by contributing 100% of the $2.5 million of additional expenditures required in the second three-year earn-in period.  Following the second earn-in period, and prior to the Company entering into a second and final amendment of the agreement, the Company could have maintained its 20% participating interest, or its interest could ultimately have been converted into a carried 10% net profits interest if the Company elected not to participate as a joint venture owner.

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

The Company has previously expensed all its costs associated with the Celaya property and accordingly recognized gains of $1.0 million from the execution of the first amendment to the agreement and $3.0 million upon execution of the Assignment Agreement, during the year ended December 31, 2018, with the amounts included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Zacatecas Farm-out

In April 2016, the Company entered into an option agreement, which was later amended in February 2018, under which Santacruz Silver Mining Ltd. (“Santacruz”) has acquired the Company’s interest in the Zacatecas Properties for a series of payments totaling approximately $1.5 million through October 2018, including $249,000, $225,000 and $212,000 paid to the Company during the first, second and third quarters of 2018, respectively.  The final payment due the Company of $13,000 was received in October 2018.   Upon receipt of each cash payment, the agreement imposed a performance obligation on the Company to provide Santacruz an exclusive right to the Zacatecas Properties to conduct exploration activities during the period from receipt of the payment until the next payment due date, with a final obligation, following receipt of the final payment, to formally acknowledge completion of the sale enabling Santacruz to register the title to the properties in their name  At December 31, 2018, there were no further performance obligations and the Company had taken all steps necessary for Santacruz to take title to the properties.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company has previously expensed all its costs associated with the Zacatecas Properties.  The Company recognized income, equal to the cash payments made, evenly over the period covered by each payment.  The Company recognized approximately $748,000 of income under the agreement during the year ended December 31, 2018, which is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

.

10.Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2018	2017
	(in thousands)
Accounts payable and accruals	$358	$310
Accrued employee compensation and benefits	1,344	1,246
	$1,702	$1,556

December 31, 2018

Accounts payable and accruals at December 31, 2018 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.2 million related to exploration and corporate administrative activities.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2018 consist of $0.2 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable. Included in the $1.3 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña Properties and $0.4 million related to the Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) (see Note 15).

December 31, 2017

Accounts payable and accruals at December 31, 2017 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million related to the Company’s Velardeña Properties and $0.2 million related to corporate adminis trative and exploration activities.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2017 consist of $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable. Included in the $1.2 million of accrued employee compensation and benefits is $0.3 million related to activities at the Velardeña Properties and $0.4 million related to the KELTIP (see Note 15).

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the year ended December 31, 2018 the Company recognized approximately $0.2 million of accretion expense and approximately $2,000 of amortization expense related to the ARC.

The following table summarizes activity in the Velardeña Properties ARO:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Beginning balance	$2,448	$2,380

Changes in estimates, and other	2	(128)
Accretion expense	210	196
Ending balance	$2,660	$2,448

The decrease in the ARO recorded during the year ended December 31, 2017 is the result of changes in assumptions related to inflation factors and discount rates used in the determination of future cash flows.

The ARO set forth on the accompanying Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

12.Other Liabilities

The Company recorded nominal amounts of other current liabilities at December 31, 2018 and December 31, 2017. The amounts are primarily related to the Company’s office lease.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2018 and 2017 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2018
Assets:
Cash and cash equivalents	$3,293	$—	$—	$3,293
Lease receivables	481	—	—	481
Short-term investments	330	—	—	330
	$4,104	$—	$—	$4,104

At December 31, 2017
Assets:
Cash and cash equivalents	$3,250	$—	$—	$3,250
Lease receivables	314	—	—	314
Short-term investments	238	—	—	238
	$3,802	$—	$—	$3,802

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy and are related to the oxide plant lease per the terms of the lease rates established in the plant lease agreement.

The Company’s short-term investments consist of the common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 5)

At December 31, 2018 and 2017 the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2018 or December 31, 2017.

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

No fair value adjustments to long lived assets were recorded during the years ended December 31, 2018 and December 31, 2017.

14.Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis.  The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2018	2017
CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	13	13
	$13	$13
DEFERRED TAXES:
United States	$—	$—
Other Countries	—	—
	$—	$—
Total income tax provision	$13	$13

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2018	2017
	(in thousands)
United States	$(1,930)	$(7,197)
Other Countries	(2)	3,318
	$(1,932)	$(3,879)

The Company recorded $13,000 and $13,000 of current tax expense for the years ended December 31, 2018 and December 31, 2017, respectively, stemming from taxable income of a subsidiary in Mexico.  No deferred taxes were recorded in 2018 or 2017, as any such tax expense or benefit incurred during the year has been offset against a change in the valuation allowance of various deferred tax assets in each country.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For Year Ended December 31,
	2018	2017
	(in thousands)
Tax expense (benefit) at US rate of 21%	$(406)	$(1,319)
Other adjustments:
Rate differential of other jurisdictions	67	(70)
Effects of foreign earnings	(455)	310
Change in valuation allowance	(16,142)	33,975
Provision to tax return true-ups	(2,012)	(33,720)
Exchange rate changes on deferred tax assets	5,891	(8,444)
Effect of a change in tax rates	—	11,516
Tax loss on sale of subsidiary	—	(1,693)
Inflation adjustment on net operating losses	(550)	(2,491)
Expired net operating losses	13,669	1,931
Other	(49)	18
Income tax provision	$13	$13

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$117,665	$131,866
Stock-based compensation	593	517
Property, plant and equipment	3,284	4,307
Other	2,809	3,274
	124,351	139,964
Less: Valuation allowance	(123,652)	(139,795)
Total deferred tax assets	699	169

Deferred tax liabilities:
Property, plant and equipment	(699)	(169)
Total deferred tax liabilities	(699)	(169)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets.  The net deferred tax liability as of December 31, 2018 and December 31, 2017 was zero.

At the end of 2017 a new U.S. tax law was enacted, lowering the U.S. corporate tax rate beginning in 2018 to 21% from the top rate of 35%.  The tax rate change resulted in a reduction of the Company’s U.S. deferred tax assets by $10.2 million.  The Company’s deferred tax assets are currently completely offset by a valuation allowance so the reduction

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

in U.S. deferred tax assets had no impact on the Company’s financial statements for the year ended December 31, 2017.  In addition, the new tax law imposed a transition tax on the accumulated earnings and profits of controlled foreign corporations (“CFC’s).  None of the Company’s CFCs currently have accumulated earnings and profits and therefore the Company had no transition tax liability.  No other provisions of the new tax law had a material impact on the Company’s financial statements for the period ended December 31, 2017.

At December 31, 2018 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $434.9 million.  Of these, $79.8 million is related to the Velardeña Properties in Mexico and expires in future years through 2028, $12.5 million is related to other Mexico exploration activities expiring in future years through 2028, $89.6 million exists in Spain and has no expiration date, and $179.7 million exists in other non-U.S. countries, which will expire in future years through 2035.  In the U.S. there are $73.3 million of net operating loss carryforwards which have no expiration.

The valuation allowance offsetting the net deferred tax assets of the Company of $123.7 million and $139.8 million at December 31, 2018 and 2017, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

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

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits.  The Company’s unrecognized tax benefits as of December 31, 2018 and 2017 are completely offset by net deferred tax benefits and therefore do not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2018	2017
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$586	$740
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(213)	(154)
Gross unrecognized tax benefits at end of period	$373	$586

Tax years as early as 2012 remain open and are subject to examination in the Company’s principal tax jurisdictions.  The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months.  No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2018 or 2017, and there were no interest and penalties recognized in the statement of

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

financial position as of December 31, 2018 and 2017.  The Company classifies income tax related interest and penalties as income tax expense.

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

In consideration for LPC’s commitment to purchase shares pursuant to the Commitment Purchase Agreement, the Company paid LPC a commitment fee of $300,000 and incurred an additional approximate $190,000 in stock exchange fees, legal and other associated costs in connection with the LPC Program.  The total costs for the LPC Program will be recorded as a reduction to equity as common stock is sold to LPC. As of December 31, 2018, approximately $58,000 of LPC Program costs had been amortized against $1.3 million in proceeds received, resulting in $432,000 of deferred LPC Program costs, recorded in “Prepaid expenses and other assets” on the Consolidated Balance Sheets.

As of December 31, 2018, no additional common stock had been sold to LPC under the LPC Program following the initial sale of common stock pursuant to the Registered Purchase Agreement.  Subsequent to December 31, 2018 the Company sold an aggregate of approximately 745,000 common shares under the Commitment Purchase Agreement at an average price of $0.31 per common share for total proceeds of approximately $230,000 during the year to date period ended February 27, 2019.

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

Consideration Shares

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years (see Note 16).  As partial consideration for the option Hecla purchased $1.0 million, or approximately 1.8 million shares, of the Company’s common stock (the “Consideration Shares”), issued at a price of $0.55 per share, which was the undiscounted 30-day volume weighted average stock price. The Consideration Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder.  Under the terms of the Option Agreement (defined in Note 16), the Company agreed to register with the SEC the resale of the Consideration Shares.  A resale registration statement with the SEC became effective in September 2017.  The $1.0 million received for the Consideration Shares, net of $71,000 in legal and stock exchange issuance fees, has been recorded as equity in the Consolidated Balance Sheets at December 31, 2017.

At the Market Offering Agreement

In December 2016, the Company entered into an at-the-market offering agreement (as amended from time to time, the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million (the “ATM Program”) or a maximum of 10 million shares.  On September 29, 2017, the Company entered into an amendment to the ATM Agreement with Wainwright to reflect a new registration statement on Form S-3 (File No. 333-220461) under which shares of the Company’s common stock may be sold under the ATM Program.  On November 23, 2018 the Company entered into a second amendment of the ATM Agreement extending the agreement until the earlier of December 20, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the ATM Agreement will be made in Canada. The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.

The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $109,000 in connection with establishing the ATM Program.  Such costs have been deferred and will be amortized to equity as sales are completed under the ATM Program. At December 31, 2018 and December 31, 2018, respectively, unamortized costs totaling $136,000 appear on the accompanying Consolidated Balance Sheets as “Prepaid expense and other assets.”

The Company did not sell any stock under the ATM Program during the year ended December 31, 2018.  Subsequent to December 31, 2018 the Company sold an aggregate of approximately 34,000 common shares under the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Commitment Purchase Agreement at an average price of $0.34 per common share for total proceeds of approximately $11,000 during the year to date period ended February 27, 2019.  During the year ended December 31, 2018 the Company incurred approximately $15,000 in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Consolidated Statement of Operations and Comprehensive Loss.

During the year ended December 31, 2017 the Company sold an aggregate of approximately 1,024,000 common shares under the ATM Program at an average price of $0.70 per common share for gross proceeds of approximately $720,000. The Company paid cash commissions and other nominal transaction fees to Wainwright totaling approximately $16,000 or 2.2% of the gross proceeds and amortized approximately $23,000 of deferred accounting, legal and regulatory costs resulting in a net amount of approximately $682,000 that has been recorded as equity in the Consolidated Balance Sheets.  During the year ended December 31, 2017 the Company also incurred approximately $34,000 in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Consolidated Statement of Operations and Comprehensive Loss.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2018 and 2017 and changes during the years then ended:

	The Year Ended December 31,
	2018		2017
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Grants	Shares	Share	Shares	Per Share
Outstanding at beginning of period	203,334	$0.55	100,000	$0.63
Granted during the period	280,000	0.37	200,000	0.53
Restrictions lifted during the period	(143,333)	0.44	(96,666)	0.60
Forfeited during the period	—	—	—	—
Outstanding at end of period	340,001	$0.45	203,334	$0.55

During the year ended December 31, 2018 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 24 months. During the year ended December 31, 2018, 280,000 shares were granted to six employees, with one third of the grants vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date.  In addition to the vesting of one third of the shares granted in 2018, restrictions were lifted on 50,000 shares granted to an employee in a prior year.

During the year ended December 31, 2017 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants.  During the year ended December 31, 2017, 200,000 shares were granted to two employees, with 50,000 shares of one grant vesting on the grant date and the remaining shares vesting equally on the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

first and second anniversaries of the grant date. The remaining grant vests ratably over three years.  In addition, during 2017, restrictions were lifted on 46,666 shares granted to three employees in a prior year.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2018 and 2017 and changes during the years then ended:

	The Year Ended December 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Equity Plan Options	Shares	Share	Shares	Share
Outstanding at beginning of period	40,310	$8.05	95,810	$8.02
Granted during the period	—	—	—	—
Forfeited or expired during period	(10,000)	$8.00	(55,500)	8.00
Exercised during period	—	—	—	—
Outstanding at end of period	30,310	$8.06	40,310	$8.05
Exercisable at end of period	30,310	$8.06	40,310	$8.05
Granted and vested	30,310	$8.06	40,310	$8.05

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2018 and 2017 and changes during the years then ended:

	The Year Ended December 31,
	2018		2017
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Units	Shares	Share	Shares	Per Share
Outstanding at beginning of period	1,887,317	$1.16	1,607,317	$1.28
Granted during the period	600,000	0.42	280,000	0.48
Restrictions lifted during the period	(257,279)	1.44	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of period	2,230,038	$0.93	1,887,317	$1.16

For the years ended December 31, 2018 and 2017 the Company recognized approximately $0.2 million and $0.1 million of compensation expense, respectively related to the RSU grants.  During 2018, 100,000 RSUs were granted to each of the six board members.  During 2017, 40,000 RSUs were granted to each of the seven board members.  Restrictions lifted on 257,279 RSU shares during 2018 relate to the retirement of a member of the Company’s Board of Directors during

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

the year. The Company expects to recognize additional compensation expense related to the RSU grants of less than $0.1 million over the next six months.

Key Employee Long-Term Incentive Plan

The KELTIP provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock issued pursuant to the Company’s Equity Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company. The KELTIP Units are recorded as a liability, included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheets (Note 10).

During the year ended December 31, 2018 the Company awarded 600,000 KELTIP Units to two officers of the Company and recorded approximately $0.3 million of compensation expense, included in “Stock based compensation” in the Consolidated Statement of Operations and Comprehensive Loss. At December 31, 2018 the KELTIP Units were marked-to-market and the Company recognized approximately a $0.3 million reduction of compensation expense for the year ended December 31, 2018.  At December 31, 2018 1,620,000 KELTIP Units were outstanding.

During the year ended December 31, 2017 the Company awarded 435,000 KELTIP Units to two officers of the Company and recorded approximately $0.2 million of compensation expense, included in “Stock based compensation” in the Consolidated Statement of Operations and Comprehensive Loss. At December 31, 2017, the KELTIP Units were marked-to-market and the Company recognized approximately a $0.1 million reduction of compensation expense for the year ended December 31, 2017.  At December 31, 2017 1,020,000 KELTIP Units were outstanding.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2018 and December 31, 2017, and the changes during the years then ended:

	The Year Ended December 31,
	2018		2017
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Underlying	Price Per	Underlying	Price Per
Common Stock Warrants	Shares	Share	Shares	Share
Outstanding at beginning of period	11,478,172	$0.81	17,578,950	$2.17
Granted during period	—	—	—	—
Dilution adjustment	39,524	0.87	157,302	—
Expired during period	—	—	(6,258,080)	4.62
Exercised during period	—		—	—
Outstanding at end of period	11,517,696	$0.81	11,478,172	$0.81

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

The September 2012 and 2014 warrant agreements contain anti-dilution clauses that could result in a resetting of the warrant exercise price and the number of warrant shares outstanding in the event the Company were to issue additional shares of its common stock in a future transaction at an offering price lower than the current exercise price of the warrants.  As a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program, the issuance of shares to Hecla in August 2017 and the Registered  Purchase Agreement with LPC (discussed above), the exercise price of the 2012 and 2014 warrants has been adjusted downward. As a result of these transactions, the number of shares of common stock issuable upon exercise of the September 2012 warrants, prior to their expiration on September 19, 2017, had increased from the original 3,431,649 shares to 6,258,080 shares (2,826,431 share increase) and the exercise price had been reduced from the original $8.42 per share to $4.62 per share. The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,517,696 shares (771,696 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.85 per share.

The May 2016 warrants are not subject to anti-dilution and the warrants are recorded as equity.  The September 2012 warrants expired during 2017, and because of a change in accounting principle, the September 2014 warrants were recorded in equity on the balance sheet at December 31, 2018 and December 31, 2017 (see Note 4).

16.Revenue, Deferred Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the year ended December 31, 2018 the Company recorded revenue of approximately $7.2 million and related costs of approximately $2.3 million associated with the lease of the Velardeña Properties oxide plant.  The Company recognizes oxide plant fixed and variable lease fees as well as reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss following the guidance of ASC 606 regarding the income statement characterization of reimbursements received for certain expenses incurred by the Company in performing its obligations under the lease and reporting revenue gross as a principal versus net as an agent.  ASC 606 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Statements of Operations and Comprehensive Loss. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.  The oxide plant lease revenue includes a minimum fixed fee of $125,000 per month that is not dependent on tonnes processed.  The monthly fixed fee remains payable for as long as the lease is in effect.

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

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss.  During the year ended December 31, 2018 the company recognized approximately $0.3 million of amortized income related to the upfront cash payment, included in “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss.  As of December 31, 2018, the unamortized portion of the lease option totaled approximately $0.6 million recorded as short and long term “Deferred revenue” on the Consolidated Balance Sheets.

For the year ended December 31, 2017 the Company recorded revenue of approximately $6.7 million and related costs of approximately $2.2 million associated with the lease of the Velardeña Properties oxide plant.

.

17.Interest and Other Income

For the year ended December 31, 2018 the Company recorded approximately $0.1 million of interest and other income, primarily related to mark-to-market gains on short term investments Note 5.

For the year ended December 31, 2017 the Company had only a nominal amount of interest and other income, primarily related to interest on amounts receivable from the sale of mining equipment as discussed in Note 9.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

18.Cash flow information

The following table reconciles net loss for the period to cash used in operations:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,945)	$(3,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,171	952
Accretion of asset retirement obligation	163	196
Gain on trading securities	(92)	—
Asset write off	13	—
Gain on reduction of asset retirement obligation	—	(56)
Gain on sale of assets	(5,144)	(608)
Stock compensation	226	296
Changes in operating assets and liabilities:
Increase (decrease) in lease receivable	(167)	683
Increase in prepaid expenses and other assets	(10)	(142)
Decrease in inventories	13	3
Decrease (increase) in value added tax recoverable, net	127	(149)
(Decrease) increase in deferred revenue	(292)	892
Increase (decrease) in reclamation liability	24	(8)
Increase in accounts payable and accrued liabilities	236	226
Decrease in deferred leasehold payments	(34)	(23)
Net cash used in operating activities	$(5,711)	$(1,630)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2018 and 2017.

19.Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2019	2020	2021	2022	2023	Thereafter

El Quevar mining concessions (estimated)	$60	$60	$60	$60	$60	$—
Velardeña mining concessions (estimated)	$80	$80	$80	$80	$80	$—
Office space	$224	$157	$160	$163	$166	$154

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $57,000 and $111,000 for the years ended December 31, 2018 and 2017, respectively.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2018 and 2017 the Company made such payments totaling approximately $78,000 and $69,000 respectively, and annual payments under its surface right agreement with the local ejido of approximately $33,000.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina.  The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2019. The new lease reflects an approximately 45% reduction in space and an approximately 45% reduction in cost beginning April 1, 2019. The new lease expires November 30, 2024. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $237,000 and $226,000 for the years ended December 31, 2018 and 2017, respectively.

The Company cannot currently estimate the life of the Velardeña Properties or El Quevar project. The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2018. If the Company continues mining and processing or evaluations of restart at the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $80,000 per year for the life of the Velardeña mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $60,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

Contingencies

No loss contingencies were recorded at December 31, 2018 and December 31, 2017.

20.Foreign Currency

The Company conducts exploration and mining activities primarily in Mexico and Argentina, and gains and losses on foreign currency transactions are related to those activities. The Company’s functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

21.Segment Information

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

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2018	Revenue	to Sales	Amortization	Expense	(Income)/Loss	Total Assets	Expenditures
				(in thousands)
Velardeña Properties	$7,217	$2,289	$816	$2,362	$(1,320)	$5,699	$79
Corporate, Exploration & Other	—	—	355	8,057	3,252	6,945	73
	$7,217	$2,289	$1,171	$10,419	$1,932	$12,644	$152

The Year ended December 31, 2017
Velardeña Properties	$6,691	$2,189	$584	$2,089	$(3,330)	$6,406	$79
Corporate, Exploration & Other	—	—	368	6,925	7,209	6,671	2
	$6,691	$2,189	$952	$9,014	$3,879	$13,077	$81

All of the revenue for the two years presented was from the Company's Velardeña Properties in Mexico (see Note 16) and was all attributable to the lease of the oxide plant.

22.Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Sale of Equipment:

In August 2016, the Company sold certain mining equipment to Minera Indé, an indirect subsidiary of Sentient, for $687,000 (see Note 9), in a transaction approved by the Company’s Audit Committee and Board of Directors. At December 31, 2018, Sentient, through the Sentient executive funds, holds approximately 44% of the Company’s 95.6 million shares of issued and outstanding common stock. The equipment sold was excess equipment held at the Company’s Velardeña Properties that the Company did not expect to use. The Company used a third party consultant with experience in the used mining equipment market in Mexico to determine a fair value. The Company believes the price paid was at least equal to the fair market value of the equipment had it been sold through auction or in the open market. The Company received 10% of the sales price at the closing of the sale in August 2016, with the remainder, plus interest on the unpaid balance at an annual rate of 10%, due in February 2017.

With the approval of a Special Committee of the Company’s Board of Directors, the Company and Minera Indé amended the original equipment sale on March 31, 2017 to include the sale of an additional piece of excess equipment for $185,000 and extend the time for payment relating to the original equipment sale.  Upon execution of the amendment the Company received an additional payment of $100,000. The remaining principal and interest balance, plus additional interest on the unpaid balance at an annual rate of 10%, was amended to be due in August 2017. The Company recorded a gain of $105,000 on the sale of the additional equipment, included in “Other operating income” in the accompanying Consolidated Statements of Operations and Comprehensive Loss, equal to the gross proceeds less the remaining basis in the equipment.  On May 2, 2017, the Company received approximately $750,000 from Minera Indé as payment in full for the remaining balance due related to the equipment sale, including interest through that date.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the years ended December 31, 2018 and 2017 the Company charged Minera Indé approximately $180,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Consolidated Statements of Operations and Comprehensive Loss.