Form 10-Q
period 2019-03-31
Golden Minerals Co
filed 2019-05-02
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 1-13627

GOLDEN MINERALS COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-4413382

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

350 INDIANA STREET, SUITE 800
GOLDEN, COLORADO	80401

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(303) 839-5060

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:
Tile of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AUMN	NYSE American

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

At May 1, 2019, 97,243,433 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$2,237	$3,293
Short-term investments (Note 5)	225	330
Lease receivables	490	481
Inventories, net (Note 7)	231	229
Value added tax receivable, net (Note 8)	12	14
Prepaid expenses and other assets (Note 6)	1,249	1,188
Total current assets	4,444	5,535
Property, plant and equipment, net (Note 9)	6,844	7,109
Total assets	$11,288	$12,644

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$1,493	$1,702
Deferred revenue, current (Note 16)	293	293
Other current liabilities (Note 11)	50	12
Total current liabilities	1,836	2,007
Asset retirement and reclamation liabilities (Note 12)	2,675	2,683
Deferred revenue, non-current (Note 16)	234	307
Other long term liabilities	—	10
Total liabilities	4,745	5,007

Commitments and contingencies (Note 19)

Equity (Note 15)
Common stock, $.01 par value, 200,000,000 shares authorized; 96,868,433 and 95,620,796 shares issued and outstanding respectively	968	955
Additional paid in capital	519,050	517,806
Accumulated deficit	(513,475)	(511,124)
Shareholders' equity	6,543	7,637
Total liabilities and equity	$11,288	$12,644

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands except per share data)
Revenue:
Oxide plant lease (Note 16)	$1,932	$1,637
Costs and expenses:
Oxide plant lease costs (Note 16)	(597)	(503)
Exploration expense	(855)	(899)
El Quevar project expense	(315)	(272)
Velardeña shutdown and care and maintenance costs	(517)	(489)
Administrative expense	(1,074)	(1,061)
Stock based compensation	(564)	(15)
Reclamation expense	(59)	(51)
Other operating income, net (Notes 8 and 9)	108	1,226
Depreciation and amortization	(274)	(296)
Total costs and expenses	(4,147)	(2,360)
Income (loss) from operations	(2,215)	(723)
Other income and (expense):
Interest and other (expense) income, net (Note 17)	(98)	3
Loss on foreign currency	(38)	(15)
Total other income (loss)	(136)	(12)
Income (loss) from operations before income taxes	(2,351)	(735)
Income tax	—	—
Net income (loss)	$(2,351)	$(735)
Net income (loss) per common share — basic
Loss	$(0.02)	$(0.01)
Weighted average Common Stock outstanding - basic (1)	95,755,304	91,726,375

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 18)	$(1,407)	$(1,760)
Cash flows from investing activities:
Proceeds from sale of assets	39	1,249
Acquisitions of property, plant and equipment	(25)	(28)
Net cash from investing activities	$14	$1,221
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	337	—
Net cash from financing activities	$337	$—
Net decrease in cash and cash equivalents	(1,056)	(539)
Cash and cash equivalents, beginning of period	3,293	3,250
Cash and cash equivalents, end of period	$2,237	$2,711

See Note 18 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 4)	—	—	—	(89)	40	(49)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,171)	$—	$8,032
Stock compensation accrued	—	—	45	—	—	45
Net loss for three months ended March 31, 2018	—	—	—	(735)	—	(735)
Balance, March 31, 2018	91,929,709	919	516,329	(509,906)	—	7,342
Stock compensation accrued and shares issued for vested stock awards	537,279	4	267	—	—	271
Registered direct purchase agreement, net (Note 15)	3,153,808	32	1,202	—	—	1,234
Deemed dividend on warrants (Note 4)	—	—	8	(8)	—	—
Net loss for nine month period ended December 31, 2018	—	—	—	(1,210)	—	(1,210)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,124)	$—	$7,637
Stock compensation accrued (Note 15)	—	—	337	—	—	337
Modification of previously awarded KELTIP Units (Note 15)	—	—	583	—	—	583
Shares issued under the at-the-market offering agreement, net (Note 15)	33,995	1	11	—	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 15)	1,213,642	12	313	—	—	325
Net loss for three months ended March 31, 2019	—	—	—	(2,351)	—	(2,351)
Balance, March 31, 2019	96,868,433	$968	$519,050	$(513,475)	$—	$6,543

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and filed with the SEC on February 28, 2019.

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in Mexico (the “Velardeña Properties”).  During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook.  The Company incurred approximately $0.5 million in care and maintenance costs for each of the three months ended March 31, 2019 and March 31, 2018.  On an ongoing basis, the Company expects to incur approximately $0.4 million in quarterly care and maintenance costs while mining and processing remain suspended.

The Company has retained a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which is leased to a subsidiary of Hecla Mining Company (“Hecla”) and not affected by the shutdown. The retained employees also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer-term value of the Velardeña Properties assets.

The Velardeña oxide plant began processing material for Hecla in mid-December 2015, and the Company expects to generate a net operating margin under the lease of approximately $4.9 million in 2019.  On August 2, 2017, the Company granted Hecla an option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price.  On October 1, 2018, Hecla exercised its option to extend the lease through December 31, 2020. Hecla has the right to terminate the lease on 120 days’ notice.

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

2.     Liquidity

At March 31, 2019, the Company’s aggregate cash and cash equivalents totaled $2.2 million, compared to the $3.3 million in similar assets held at December 31, 2018. The March 31, 2019 balance is due in part from the following expenditures and cash inflows for the three months ended March 31, 2019.  Expenditures totaled $2.8 million from the following:

•	$0.9 million in exploration expenditures, including work at the Yoquivo, Santa Maria and other properties;

•	$0.5 million in care and maintenance costs at the Velardeña Properties;

•	$0.3 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$1.1 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $1.7 million from the following:

•	$1.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs); and

•	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program (as defined in Note 15 below).

In addition to the $2.2 million cash balance at March 31, 2019, the Company expects to receive approximately $4.8 million in net operating margin from the lease of the oxide plant during the next twelve-month period ending March 31, 2020.  In addition, subsequent to March 31, 2019 the Company received approximately $0.1 million from the sale of our common stock under the LPC Program.  The Company’s currently budgeted expenditures during the twelve months ending March 31, 2020 are as follows:

•

Approximately $2.0 million on exploration activities and property holding costs related to the Company’s portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Yoquivo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.0 million on general and administrative costs.

The Company’s currently budgeted expenditures are slightly greater than its resources noted above.  Therefore, during 2019 the Company intends to take appropriate actions, which may include sales of certain of the Company’s exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program (as defined in Note 15 below), the LPC Program or otherwise.

The actual amount of cash that the Company receives or the expenditures that the Company incurs during the twelve-month period ending March 31, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including El Quevar.  Moreover, revenues from the oxide plant lease may be less than anticipated, which would require further actions on the Company’s part in order to maintain sufficient cash balances over the next twelve months.

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

There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.  The Company believes the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that the Company will have sufficient cash to meet its financial obligations and continue its business strategy beyond one year from the filing of the Company’s consolidated financial statements for the period ended March 31, 2019.

3.     New Accounting Pronouncements

During the first quarter 2019 the Company adopted ASU 2016-02, “Leases” (“ASU 2016-02”) and ASU No. 2018-11 “Leases (Topic 842)” (“ASU 2018-11”), which require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  The Company has elected the modified retrospective method of adopting ASU 2016-02 (see Note 4).

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014.  The Company also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  The Company has elected the modified retrospective method of adopting ASU 2014-09 (see Note 4).

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

4.     Change in Accounting Principle

Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU No. 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  The Company has elected the modified retrospective method of adopting ASU 2016-02 per Topic 842.  The adoption of ASU 2016-02 and ASU No. 2018-11 at January 1, 2019 resulted in only a negligible difference to amounts already recorded by the Company in its Consolidated Balance Sheets as of December 31, 2018, and as result the Company did not record an adjustment to the beginning balance of retained earnings at January 1, 2019, as required under the modified retrospective method.

At March 31, 2019, the Company had one month remaining on a five-year lease of its principal headquarters office in Golden, Colorado and has recorded a lease liability and right of use asset relating to that lease of approximately $14,000 and $8,000 respectively.  The Company also has long-term office leases in Mexico and Argentina that will expire during 2019 and has recorded a combined lease liability of $33,000 and combined right of use asset of $33,000 relating to both of those leases.  The Company is scheduled to take possession of new office space and begin a new long-term lease for its principal headquarters office in May 2019.  The Company anticipates recording a lease liability of approximately $450,000 in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842.

Other Income Related to the Sale of Exploration Properties

During the first quarter 2018 the Company adopted ASU No. 2014-09, which was issued by the FASB in May 2014. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  The Company has elected the modified retrospective method of initially adopting ASU 2014-09.

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09.  The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties.  As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) could acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 9).  In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018.  Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations for the period ended March 31, 2018.  See Note 9 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Available for Sale Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  At December 31, 2017, the Company had equity securities classified as available-for-sale and reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Condensed Consolidated Balance Sheets.  The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and has recorded a loss of approximately $105,000 and $6,000 in “Interest and other income, net” in the accompanying Condensed Consolidated Statements of Operations for the periods ended March 31, 2019 and March 31, 2018, respectively.

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

The following tables summarize the Company’s short-term investments at March 31, 2019 and December 31, 2018:

		Estimated	Carrying
March 31, 2019	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$225	$225
Total trading securities	275	225	225
Total short term	$275	$225	$225

December 31, 2018
Investments:
Short-term:
Trading securities	$275	$330	$330
Total trading securities	275	330	330
Total short term	$275	$330	$330

The short-term investments at March 31, 2019 and December 31, 2018 consist of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag.

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

6.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Prepaid insurance	$297	$358
Right of use assets	42	—
Deferred offering costs	534	569
Recoupable deposits and other	376	261
	$1,249	$1,188

The right of use assets is related to certain office leases discussed in Note 4. The deferred offering costs are related to the ATM Program and the LPC Program, discussed in detail in Note 15.

7.     Inventories, net

Inventories at the Velardeña Properties at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Material and supplies	$231	$229
	$231	$229

The material and supplies inventory at March 31, 2019 and December 31, 2018 is reduced by a $0.2 million obsolescence charge reflected in shutdown and care and maintenance costs.

8.     Value Added Tax Receivable, Net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At March 31, 2019, the Company has also recorded approximately $30,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

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

9.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	3,755	4,278
Mining equipment and machinery	16,038	16,024
Other furniture and equipment	888	888
Asset retirement cost	866	866
	33,618	34,127
Less: Accumulated depreciation and amortization	(26,774)	(27,018)
	$6,844	$7,109

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

The Company had previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $1.0 million from the execution of the first amendment to the agreement in the period ended March 31, 2018, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations.  The Company recognized a gain of $3.0 million from the execution of the second amendment to the agreement in the three month period ended September 31, 2018.

Zacatecas Farm-out

In April 2016, the Company entered into an option agreement, which was later amended in February 2018, under which Santacruz acquired the Company’s interest in the Zacatecas Properties for a series of payments totaling approximately $1.5 million through October 2018, including $249,000, $225,000 and $212,000 paid to the Company during the first, second and third quarters of 2018, respectively.  The final payment due the Company of $13,000 was received in October 2018.  Upon receipt of each cash payment, the agreement imposed a performance obligation on the Company to provide Santacruz an exclusive right to the Zacatecas Properties to conduct exploration activities during the period from receipt of the payment until the next payment due date, with a final obligation, following receipt of the final payment, to formally acknowledge completion of the sale enabling Santacruz to register title to the properties in its name.  At December 31, 2018 there were no further performance obligations and the Company had taken all steps necessary for Santacruz to take title to the properties.

The Company previously expensed all of its costs associated with the Zacatecas Properties.  Because Santacruz was able to terminate the option agreement at any time, and the associated uncertainty relating to timely payments, the Company only recognized income, equal to the cash payments made, evenly over the period covered by each payment.  The Company recognized approximately $115,000 of income under the agreement for the three months ended March 31, 2018, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations. The Company also recorded a liability of approximately $183,000 at March 31, 2018 representing its unearned performance obligation related to the agreement, included in “Other current liabilities” as reported in its Condensed Consolidated Balance Sheets.

Other items

The asset retirement cost (“ARC”) is all related to the Company’s Velardeña Properties.  The amounts for ARC have been fully depreciated as of March 31, 2019 and December 31, 2018.

10.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accounts payable and accruals	$536	$358
Accrued employee compensation and benefits	957	1,344
	$1,493	$1,702

March 31, 2019

Accounts payable and accruals at March 31, 2019 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.3 million related to exploration and corporate administrative activities.  In the case of the Velardeña Properties, approximately, $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at March 31, 2019 consist of $0.3 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable. Included in the $1.0 million of accrued employee compensation and benefits is $0.5 million related to activities at the Velardeña Properties.

December 31, 2018

Accounts payable and accruals at December 31, 2018 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.2 million related to corporate administrative and exploration activities.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2018 consist of $0.2 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable. Included in the $1.3 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña Properties and $0.4 million related to the KELTIP Units (see Note 15).

11.     Other Current Liabilities

Included in other current liabilities for the period ended March 31, 2019 is $47,000 related to a lease liability for office space at the Company’s principal headquarters in Golden and in Mexico and Argentina (see Note 4).

12.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million at that time.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2019, the Company recognized approximately $55,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Beginning balance	$2,660	$2,448

Changes in estimates, and other	(60)	1
Accretion expense	55	51
Ending balance	$2,655	$2,500

The change in estimate of the ARO recorded during 2019 is primarily the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2019 and December 31, 2018, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2019
Assets:
Cash and cash equivalents	$2,237	$—	$—	$2,237
Lease receivables	490	—	—	490
Short-term investments	225	—	—	225
	$2,952	$—	$—	$2,952

At December 31, 2018
Assets:
Cash and cash equivalents	$3,293	$—	$—	$3,293
Lease receivables	481	—	—	481
Short-term investments	330	—	—	330
	$4,104	$—	$—	$4,104

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s trade accounts receivable are classified within Level 1 of the fair value hierarchy and are related to the lease of the oxide plant, valued at the lease rates set forth in the terms of the plant lease agreement.

The Company’s short-term investments consist of the common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 5).

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2019 or December 31, 2018.

14.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the three months ended March 31, 2019 and March 31, 2018 the Company did not recognize any income tax benefit or expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2019 and as of December 31, 2018, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at March 31, 2019 or December 31, 2018.

15.     Equity

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

In consideration for LPC’s commitment to purchase shares pursuant to the Commitment Purchase Agreement, the Company paid LPC a commitment fee of $300,000 and incurred an additional approximate $191,000 in stock exchange fees, legal and other associated costs in connection with the LPC Program.  The total costs for the LPC Program will be recorded as a reduction to equity as common stock is sold to LPC. As of December 31, 2018, approximately $56,000 of LPC Program costs had been amortized against the $1.3 million in proceeds received on May 8, 2018, resulting in $434,000 of deferred LPC Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2019 the Company sold 1,213,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.30, resulting in net proceeds of approximately $360,000.  In addition, approximately $35,000 of LPC Program costs were amortized, resulting in a remaining balance of $399,000 of deferred LPC Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets as of March 31, 2019.

Subsequent to March 31, 2019 the Company sold an additional approximately 375,000 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $100,000.

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

During the first three months of 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000.  As of March 31, 2019, approximately $136,000 of deferred ATM Program costs remained, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2019 and the changes during the three months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2018	340,001	$0.45
Granted during the period	—	—
Restrictions lifted during the period	(16,666)	0.41
Forfeited during the period	—	—
Outstanding March 31, 2019	323,335	$0.45

For the three months ended March 31, 2019 the Company recognized approximately $21,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $81,000 over the next 21 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2019 and the changes during the three months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2018	30,310	$8.06
Granted during the period	—	—
Forfeited or expired during period	—	$—
Exercised during period	—	—
Outstanding March 31, 2019	30,310	$8.06
Exercisable at end of period	30,310	$8.06
Granted and vested	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2019 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2018	2,230,038	$0.93
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2019	2,230,038	$0.93

For the three months ended March 31, 2019 the Company recognized approximately $62,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $37,000 over the next two months.

Key Employee Long-Term Incentive Plan

The Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) provides for the grant of units (“KELTIP Units”) to certain officers and key employees of the Company, which units will, once vested, entitle such officers and employees to receive an amount, in cash or in Company common stock (such method of settlement at the sole discretion of the Board of Directors) issued pursuant to the Company’s Equity Plan, measured generally by the price of the Company’s common stock on the settlement date. KELTIP Units are not an actual equity interest in the Company and are solely unfunded and unsecured obligations of the Company that are not transferable and do not provide the holder with any stockholder rights. Payment of the settlement amount of vested KELTIP Units is deferred generally until the earlier of a change of control of the Company or the date the grantee ceases to serve as an officer or employee of the Company.

At December 31, 2018 the Company had awarded 1,620,000 KELTIP Units to two officers of the Company, reported as a liability of approximately $356,000 and included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets on the basis that the Company had the intent to settle the obligation in cash.  Through December 31, 2018, the KELTIP Units were marked to market at the end of each reporting period and for the three months ended March 31, 2018 the Company recognized approximately $31,000 of compensation expense related to the KELTIP Units.

On February 26, 2019, the Company awarded an additional total of 705,000 KELTIP Units to two officers of the Company.  Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, the Company recorded approximately $254,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity.  The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019.  The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2019 and the changes during the three months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2018	11,517,696	$0.81
Granted during period	—	—
Dilution adjustment	19,029	0.85
Expired during period	—	—
Exercised during period	—
Outstanding March 31, 2019	11,536,725	$0.80

The warrants relate to prior registered offerings and private placements of the Company’s stock. In September 2014, the Company closed on a registered public offering and concurrent private placement with The Sentient Group (“Sentient”) in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrant shares were issued that became exercisable on March 11, 2015 and will expire on September 10, 2019, five years from the date of issuance.

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

Pursuant to the anti-dilution clauses in the 2014 warrant agreements, the exercise price of the warrants had been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program, the issuance of shares to Hecla in August 2017 and the Registered Purchase Agreement with LPC and LPC share sales (discussed above). The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,536,725 shares (790,725 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.85 per share.

All of the warrants are recorded in equity at March 31, 2019 and December 31, 2018.

16.     Revenue, Deferred Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the three months ended March 31, 2019 the Company recorded revenue of approximately $1.9 million and related costs of approximately $0.6 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 606 regarding the income statement characterization of reimbursements received for certain expenses incurred by the Company in performing its obligations under the lease and reporting revenue gross as a principal versus net as an agent.  ASC 606 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

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

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Other operating income” in the Condensed Consolidated Statements of Operations.  During the three months ended March 31, 2019 the Company recognized approximately $0.1 million of amortized income related to the upfront cash payment. As of March 31, 2019, the unamortized portion of the lease option totaled approximately $0.5 million recorded as short and long term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2018 the Company recorded revenue of approximately $1.6 million and related costs of approximately $0.5 million associated with the lease of the Velardeña Properties oxide plant. During the three months ended March 31, 2018 the Company also recognized approximately $0.1 million of amortized income related to the upfront cash payment from Hecla discussed above.

17.     Interest and Other Income (Expense)

For the three months ended March 31, 2019 the Company recognized approximately $0.1 million of interest and other expense primarily related to the mark-to-market of Golden Tag shares held by the Company (see Note 5).  For the three months ended March 31, 2018 the Company had only a nominal amount of interest and other income.

18.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,351)	$(735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274	296
Accretion of asset retirement obligation	55	51
Loss on trading securities	106	6
Asset write off	16	7
Gain on sale of assets	(39)	(1,115)
Stock compensation	564	15
Changes in operating assets and liabilities:
Increase in lease receivable	(8)	(88)
Increase in prepaid expenses and other assets	(62)	(105)
Increase in inventories	(2)	(17)
Increase (decrease) in value added tax recoverable, net	(5)	127
Decrease in deferred revenue	(73)	(72)
Decrease in reclamation liability	(63)	(3)
Increase (decrease) in accounts payable and accrued liabilities	191	(119)
Decrease in other liabilities	(10)	(8)
Net cash used in operating activities	$(1,407)	$(1,760)

19.     Commitments and Contingencies

At March 31, 2019 and December 31, 2018, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2018.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2019	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,932	$597	$202	$634	$(316)	$5,641	$—
Corporate, Exploration & Other	—	—	72	2,126	2,667	5,647	25
	$1,932	$597	$274	$2,760	$2,351	$11,288	$25

Three Months Ended
March 31, 2018
Velardeña Properties	$1,637	$503	$203	$588	$(217)	$6,661	$28
Corporate, Exploration & Other	—	—	93	2,133	952	5,673	—
	$1,637	$503	$296	$2,721	$735	$12,334	$28

21.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At March 31, 2019, Sentient, through the Sentient executive funds, holds approximately 43% of the Company’s 96.8 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2019 and 2018 the Company charged Minera Indé approximately $45,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Condensed Consolidated Statements of Operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the three months ended March 31, 2019, our principal source of revenue was from the lease of our oxide plant. We incurred net operating losses for the three months ended March 31, 2019 and 2018.

We remain focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina and on advancing selected projects in Mexico.  In addition, we are continuing our exploration efforts on other selected properties in our portfolio of approximately 12 properties, located primarily in Mexico, and also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

Highlights for the Three Months Ended March 31, 2019

El Quevar

In 2017, an analysis and re-modeling of data utilized in a 2012 mineralized material estimate was performed on our behalf for our El Quevar project, located in the Salta Province of Argentina.  The results of the updated estimate were announced in February 2018 and defined a potentially minable high grade underground silver deposit.  In September 2018, we completed a preliminary economic assessment prepared pursuant to Canadian National Instrument 43-101 (“PEA”) that used the revised estimate of mineralized material for the Yaxtché deposit as a basis.  The results of the PEA are summarized in our annual report for the year ended December 31, 2018, filed on Form 10-K.

The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  In the first quarter 2019, we initiated a 3,000 meter, approximately $0.6 million drilling program to further define the potential for additional mineralized material in the Yaxtché deposit and surrounding area.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

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

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the three months ended March 31, 2019, Hecla processed approximately 40,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $1.9 million, comprised of approximately $1.3 million for direct plant charges and fixed fees and approximately $0.6 million for other net reimbursable costs related to the services we provide under the lease.  The $0.6 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $1.3 million for the three months ended March 31, 2019. We expect Hecla to continue to process material near or above the intended approximately 400 tonnes per day rate during 2019, which would generate a net operating margin to us, net of reimbursable costs, of approximately $5.0 million during the full year 2019.  However, because Hecla has the right to terminate the lease with 120 days’ notice, there is no assurance that these amounts will continue through 2019 or beyond.

Santa Maria

Since 2015, we have completed test mining and processing of 7,100 dry tonnes from the Santa Maria mine west of Hildalgo de Parral, Chihuahua, with average grades 338 g/t silver and 0.8 g/t gold.  In March 2017, a PEA was completed on our behalf based on an updated estimate of mineralized material.  The PEA presented a base case assessment of developing Santa Maria’s mineral deposit.  In September 2018, a second PEA was completed for the Santa Maria project that incorporates data accumulated since March 2017, including an additional 77 hectares of mineral tenure acquired in August 2017 that covers the on-strike and downdip extensions of the Santa Maria vein systems. The new PEA also incorporates information from a 22-hole, 4,800-meter drilling program begun in August 2017 and completed in April 2018.  Including the latest drill program, we have drilled 9,900 meters in 59 holes since acquiring the property.

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $0.9 million, payable through April 2022. The first option agreement covers concessions we acquired in August 2014 and requires an additional approximately $0.4 million be paid by continuing to make minimum payments of $0.2 million in 2019 and $0.2 million in 2020.  In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments.  The second option agreement covers concessions recently acquired in August 2017 and requires an additional approximately $0.5 million be paid by making additional payments of $0.1 million in 2019 and $0.2 million in each of the years 2020 and 2021.

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

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. We are focusing exploration efforts on the Pertenencia vein, which appears to be more silver-rich compared to the San Francisco vein. Sampling of the Pertenencia vein is still in progress as is surface work in preparation for identifying the best drill targets. We expect to begin a drill program in the second quarter 2019 to test the most promising portions of the veins.  A permit for drilling has been obtained.

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

During the three months ended March 31, 2019 we sold 1,213,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.30, resulting in net proceeds of approximately $360,000.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2019 to the results from operations for the three months ended March 31, 2018.

Three Months Ended March 31, 2019

Revenue from oxide plant lease. We recorded revenue of $1.9 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively, related to the lease of our Velardeña oxide plant to a third party. The increased revenue in 2019 is due primarily to higher throughput.

Oxide plant lease costs. We recorded $0.6 million and $0.5 million of costs related to the oxide plant lease during the three-month periods ended March 31, 2019 and 2018, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Yoquivo, Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $0.9 million for both the three months ended March 31, 2019 and March 31, 2018. Exploration expense for both years was incurred primarily in Mexico.

Velardeña shutdown and care and maintenance costs.  We recorded $0.5 million for both the three months ended March 31, 2019 and March 31, 2018 for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. During both the three months ended March 31, 2019 and March 31, 2018 we incurred $0.3 million primarily related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  The 2019 costs also included drilling costs related to the new drilling program begun in March 2019.

Administrative expense.    Administrative expenses totaled $1.1 million for both the three months ended March 31, 2019 and March 31, 2018. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.1 million of administrative expenses we incurred during the three months of 2019 is comprised of $0.3 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs. The $1.1 million of administrative expenses we incurred during the first three months of 2018 is comprised of $0.4 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended March 31, 2019 and 2018 we incurred $0.6 million and a nominal amount, respectively, of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2019 first quarter stock-based compensation amounts include $0.5 million of expense related to KELTIP grants made to two officers (see Note 15 to the consolidated financial statements filed as part of this Form 10-Q for a discussion of KELTIP grants).

Reclamation and accretion expense. During the three months ended March 31, 2019 and 2018 we incurred approximately $59,000 and $51,000 of reclamation expense, respectively, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.1 million of other operating income for the three months ended March 31, 2019, related primarily to an adjustment to the estimated asset retirement obligation at our Velardeña Properties and the sale of surplus equipment in Argentina. We recorded $1.2 million of other operating income for the three months ended March 31, 2018, consisting of $1.0 million related to an option payment received on our Celaya property, $0.1 million from income related to our Zacatecas Properties and $0.1 million related to utilization of VAT credits in Mexico.

Depreciation, depletion and amortization. During the three months ended March 31, 2019 and 2018 we incurred depreciation, depletion and amortization expense of $0.3 million.

Interest and other expense (income), net. We recorded $0.1 million of interest and other expense, net for the three months ended March 31, 2019, primarily related to the mark-to-market of certain common stock we own in a junior mining company.  We recorded a nominal amount of interest and other income, net for the three months ended March 31, 2018, primarily related to cash balances held in banks.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for both the three months ended March 31, 2019 and March 31, 2018. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended March 31, 2019 and March 31, 2018.

Liquidity, Capital Resources and Going Concern

At March 31, 2019, our aggregate cash and cash equivalents totaled $2.2 million, compared to the $3.3 million in similar assets held at December 31, 2018. The March 31, 2019 balance is due in part from the following expenditures and cash inflows for the three months ended March 31, 2019.  Expenditures totaled $2.8 million from the following:

•	$0.9 million in exploration expenditures, including work at the Yoquivo, Santa Maria and other properties;

•	$0.5 million in care and maintenance costs at the Velardeña Properties;

•	$0.3 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$1.1 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $1.7 million from the following:

•	$1.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs); and

•	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program.

In addition to the $2.2 million cash balance at March 31, 2019, we expect to receive approximately $4.8 million in net operating margin from the lease of the oxide plant during the next twelve-month period ending March 31, 2020.  In addition, subsequent to March 31, 2019 we received approximately $0.1 million from the sale of our common stock under the LPC Program.  Our currently budgeted expenditures during the twelve months ending March 31, 2020 are as follows:

•

Approximately $2.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Yoquivo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.0 million on general and administrative costs.

Our currently budgeted expenditures are slightly greater than our resources noted above.  Therefore, during 2019 we intend to take appropriate actions, which may include sales of certain of our nonstrategic exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

The actual amount of cash that we receive or the expenditures that we incur during the twelve-month period ending March 31, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar.  Moreover, revenues from the oxide plant lease may be less than anticipated, which would require further actions on our part in order to maintain sufficient cash balances over the next twelve months.

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

There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended March 31, 2019.

Recent Accounting Pronouncements

During the first quarter 2019 the Company adopted ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and ASU No. 2018-11 “Leases (Topic 842)” (“ASU 2018-11”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. We currently lease administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.

During the first quarter 2018 we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014.  We also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  We elected the modified retrospective method of initially adopting ASU 2014-09.

During the first quarter 2018 we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended our accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have a readily determinable fair value to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  We recognized retrospectively the cumulative effect of initially adopting ASU 2016-01.

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term, anticipated revenues, and potential future tailings expansion; the El Quevar project, including assumptions and projections contained in the El Quevar PEA, the timing of results from the current drilling program and our plans regarding further advancement of the project; the Santa Maria property, including the assumptions and projections contained in the updated Santa Maria, and other expectations regarding the project; the Yoquivo project, including future drilling plans and exploration activities; anticipated income from the use of our ATM Program and LPC Program; our financial outlook for the remainder of 2019 and the first three months of 2020, including anticipated income and expenditures; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks.

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

•	Unfavorable results from exploration at the Santa Maria, Yoquivo or other exploration properties and whether we will be able to advance these or other exploration properties;
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

•	Volatility in the market price of our common stock; and
•	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and item 1A of this Report on Form 10-Q.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2019, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

Due to the adoption of ASU 2016-02 and ASU 2018-11, we will be modifying our internal control over financial reporting to include procedures to ensure the appropriate accounting treatment for our operating leases.  Other than with respect to the accounting for our operating leases, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the three months ended March 31, 2019, are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

GOLDEN MINERALS COMPANY

Date:	May 2, 2019	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 2, 2019	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer