Form 10-Q
period 2019-06-30
Golden Minerals Co
filed 2019-08-07
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

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

At August 7, 2019,  106,734,279 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 6)	$1,839	$2,934
Short-term investments (Note 6)	172	330
Prepaid expenses and other assets (Note 7)	300	354
Assets held for sale (Note 3)	4,601	5,068
Total current assets	6,912	8,686
Property, plant and equipment, net (Note 8)	3,246	3,389
Other long term assets (9)	976	569
Total assets	$11,134	$12,644

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 10)	$779	$943
Other current liabilities (Note 11)	1,687	12
Liabilities related to assets held for sale (Note 3)	3,870	4,019
Total current liabilities	6,336	4,974
Other long term liabilities (Note 11)	418	33
Total liabilities	6,754	5,007

Commitments and contingencies (Note 17)

Equity (Note 14)
Common stock, $.01 par value, 200,000,000 shares authorized; 98,080,433 and 95,620,796 shares issued and outstanding respectively	980	955
Additional paid in capital	519,333	517,806
Accumulated deficit	(515,933)	(511,124)
Shareholders' equity	4,380	7,637
Total liabilities and equity	$11,134	$12,644

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands except per share data)		(in thousands, except per share data)
Costs and expenses:
Exploration expense	(1,094)	(883)	(1,787)	(1,639)
El Quevar project expense	(686)	(281)	(1,001)	(553)
Administrative expense	(999)	(852)	(2,103)	(1,943)
Stock based compensation	(51)	(206)	(600)	(209)
Other operating income, net	62	221	103	1,451
Depreciation and amortization	(75)	(94)	(152)	(186)
Total costs and expenses	(2,843)	(2,095)	(5,540)	(3,079)
Income (loss) from operations	(2,843)	(2,095)	(5,540)	(3,079)
Other income and (expense):
Interest and other income (expense), net (Note 15)	(40)	112	(137)	115
Loss on foreign currency	3	(24)	(33)	(49)
Total other income (loss)	(37)	88	(170)	66
Loss from continuing operations before income taxes	(2,880)	(2,007)	(5,710)	(3,013)
Income taxes	—	—	—	—
Loss from continuing operations	(2,880)	(2,007)	(5,710)	(3,013)
Discontinued operations (Note 3)
Income from discontinued operations	421	318	901	589
Net loss	$(2,459)	$(1,689)	$(4,809)	$(2,424)
Net income (loss) per common share — basic
Loss from continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Income from discontinued operations	$0.00	$0.00	$0.01	$0.01
Net income (loss) per common share — diluted
Loss from continuing operations (1)	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Income from discontinued operations	$0.00	$0.00	$0.01	$0.01
Weighted average Common Stock outstanding - basic	97,144,467	93,681,301	96,466,982	92,709,238
Weighted average Common Stock outstanding - diluted	102,370,195	97,197,310	101,310,308	95,895,759

(1)Potentially dilutive shares have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities from continuing operations (Note 16)	$(2,988)	$(3,845)
Net cash provided by operating activities from discontinued operations (Note 3)	1,272	896
Net cash used in operating activities	(1,716)	(2,949)
Cash flows from investing activities:
Proceeds from sale of assets	104	1,474
Acquisitions of property, plant and equipment	(26)	(30)
Acquisitions of property, plant and equipment related to discontinued operations (Note 3)	(1)	(28)
Net cash from investing activities	$77	$1,416
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	544	793
Net cash from financing activities	$544	$793
Net decrease in cash and cash equivalents	(1,095)	(740)
Cash and cash equivalents, beginning of period	2,934	3,050
Cash and cash equivalents, end of period	$1,839	$2,310

See Note 16 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 5)	—	—	—	(89)	40	(49)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,171)	$—	$8,032
Stock compensation accrued and shares issued for vested stock awards	437,279	3	133	—	—	136
Registered direct purchase agreement, net (Note 14)	3,153,808	32	1,210	—	—	1,242
Deemed dividend on warrants (Note 5)	—	—	8	(8)	—	—
Net loss for Six months ended June 30, 2018	—	—	—	(2,424)	—	(2,424)
Balance, June 30, 2018	95,520,796	954	517,635	(511,603)	—	6,986
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,124)	$—	$7,637
Stock compensation accrued and shares issued for vested stock awards (Note 14)	312,000	3	426	—	—	429
Modification of previously awarded KELTIP Units (Note 14)	—	—	583	—	—	583
Shares issued under the at-the-market offering agreement, net (Note 14)	33,995	1	11	—	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 14)	2,113,642	21	507	—	—	528
Net loss for six months ended June 30, 2019	—	—	—	(4,809)	—	(4,809)
Balance, June 30, 2019	98,080,433	$980	$519,333	$(515,933)	$—	$4,380

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the SEC on February 28, 2019.

The Company is a mining company holding a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the State of Durango, Mexico (the “Velardeña Properties”), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico,  Nevada and Argentina. The El Quevar advanced exploration property and the Velardeña Properties are the Company’s only material properties.

The Company remains focused on evaluation activities at its El Quevar exploration property in Argentina and on evaluating and searching for mining opportunities in North America with near term prospects of mining.  The Company is also focused on continuing its exploration efforts on selected properties in its portfolio of approximately 12 exploration properties located in Mexico, Nevada, and Argentina.

During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company maintains a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which is leased to a subsidiary of Hecla Mining Company (“Hecla”). The employees at the Velardeña Properties also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer-term value of the Velardeña Properties assets.

On June 26, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) along with its indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for US$22.0 million (the “Autlán Transaction”). Under the terms of the Agreement, Autlán will purchase three of the Company’s Mexican subsidiaries, which together hold the Velardeña Properties, including the Velardeña and Chicago mines (which are currently on care and maintenance as discussed above), two processing plants, mining equipment and other adjacent exploration properties. The sale includes the lease agreement pursuant to which the Company leases the Velardeña oxide plant to Hecla. The proposed transaction also includes the sale of the Rodeo and Santa Maria project concessions.

The Agreement provides for a period of up to 75 days for Autlán to conduct due diligence related to the three subsidiary companies, the Rodeo concessions and the Santa Maria concessions. Closing of the transaction is subject to the satisfactory completion by Autlán of its due diligence review and other customary closing conditions. The transaction is also subject to approval by the Mexican antitrust authority (the Comisión Federal de Competencia Económica), which must be obtained without the imposition of any material conditions, restrictions or limitations on Autlán or the conduct of its business. This approval is expected to be obtained prior to closing. Following completion of its due diligence review, Autlán may elect to terminate the Agreement with no further obligation. The Agreement also contains customary representations, warranties, covenants and indemnification rights and obligations of the parties.  The Company will be entitled to retain proceeds from the lease of the Velardeña oxide plant that are received prior to closing. The Company anticipates that closing of the transaction will occur near the end of the third quarter 2019.

Upon execution of the Agreement, Autlán paid the Company a deposit of US$1.5 million (see Note 11).  If the transaction is consummated, the deposit will be applied against the US$22.0 million purchase price at closing.  If the transaction does not close for any reason, the Company will have the option to repay the deposit amount within 90 days following termination or elect to convey the Rodeo concessions to Autlán in full settlement of the deposit. If the Rodeo concessions cannot be conveyed for any reason, the Company will be required to repay the deposit by making dedicated monthly payments equal to approximately 60 percent of the anticipated cash flow from the lease of the Velardeña oxide plant until the deposit amount is repaid with interest.

As the result of the agreement to sell the Velardeña Properties and other mineral concessions, the results of operations for the Velardeña Properties and related subsidiaries are presented as discontinued operations and assets held for sale for the periods presented in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (see Note 3).

The Company is considered an exploration stage company under SEC criteria since it has not yet demonstrated the existence of proven or probable mineral reserves, as defined by SEC Industry Guide 7, at any of its properties. Until such time, if ever, that the Company demonstrates the existence of proven or probable reserves pursuant to SEC Industry Guide 7, we expect to remain as an exploration stage company.

2.     Liquidity

At June 30, 2019, the Company’s aggregate cash and cash equivalents totaled $1.8 million, compared to the $2.9 million in similar assets held at December 31, 2018. The June 30, 2019 balance is due in part from the following expenditures and cash inflows for the six months ended June 30, 2019.  Expenditures totaled $6.2 million from the following:

•	$2.2 million in exploration expenditures, including work at the Yoquivo, Sand Canyon, Santa Maria and other properties;

•	$1.0 million in care and maintenance costs at the Velardeña Properties;

•	$1.0 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$2.0 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $5.1 million from the following:

•	$2.7 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$1.5 million received as a deposit related to the proposed sale of the Velardeña Properties and other mineral concessions to Autlán (as described in Note 1);

•	$0.6 million, net of commitment fees and other offering related costs, from the LPC Program (as described in Note 14 below); and

•	$0.3 million decrease in working capital primarily related to increased accounts payables for general and administrative expenses.

In addition to the $1.8 million cash balance at June 30, 2019, the Company received approximately $2.0 million, net of costs, from the sale of approximately 8.6 million shares of the Company’s common stock to certain institutional investors in July 2019 (see Note 20).  The Company also expects to receive an additional approximately $1.3 million in net operating margin from the lease of the oxide plant prior to closing the Agreement with Autlán near the end of the third quarter 2019.  In addition, near the end of the third quarter 2019, the Company expects to receive the remaining $20.5 million purchase price from closing the proposed Autlán Transaction (see Note 1).  The Company’s currently budgeted expenditures during the next twelve months ending June 30, 2020 are as follows:

•

Approximately $3.0 million on exploration activities and property holding costs related to the Company’s portfolio of exploration properties located in Mexico, Nevada and Argentina including project assessment and evaluation costs relating to Yoquivo, Sand Canyon and other properties;

•	Approximately $0.5 million at the Velardeña Properties for care and maintenance prior to the closing of the Autlán Transaction;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.0 million on general and administrative costs.

If the Autlán Transaction closes, which we anticipate will occur near the end of the third quarter 2019, the Company’s cash resources will greatly exceed its currently budgeted expenditures during the next twelve months ended June 30, 2020.  Should the closing of the transaction not occur, the Company may be required to repay the US$1.5 million deposit and may need to take appropriate actions, which could include sales to parties other than Autlán of certain of the Company’s exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program and the LPC Program (as defined in Note 14 below) or otherwise.

The actual amount of cash that the Company receives or the expenditures that the Company incurs during the twelve-month period ending June 30, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including the successful closing of the Autlán Transaction, variations in anticipated revenues from the oxide plant lease, anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including El Quevar, which would require further actions on the Company’s part in order to maintain sufficient cash balances over the next twelve months.

The condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the Company’s continuing long-term operations are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in the Company’s consolidated financial statements are dependent on its ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that the Company will be successful in closing the Autlán Transaction or securing additional funding in the future on terms acceptable to the Company or at all.  Notwithstanding the foregoing, the Company believes the anticipated closing of the Autlán Transaction, continuing cash flow from the lease of the oxide plant (until closing of the Autlán Transaction occurs), use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that the Company will have sufficient cash to meet its financial obligations and continue its business strategy beyond one year from the filing of the Company’s consolidated financial statements for the period ended June 30, 2019.

3. Discontinued Operations

As more fully described in Note 1, the Company entered into the Agreement on June 26, 2019 to sell the Velardeña Properties and other mineral concessions to Autlán.  The binding nature of the Agreement on the Company and other factors has resulted in the classification of the assets and liabilities related to the Agreement as held for sale on the Company’s Condensed Consolidated Balance Sheets.  The sale of the Velardeña Properties constitutes the sale of a separate major operating component and a strategic shift for the Company that will have a major effect on the Company’s ongoing operations and financial results.  The Company will not have significant continuing involvement with the Velardeña Properties following the closing of the proposed Autlán Transaction.  As a result, the Company is reporting the financial results relating to the Velardeña Properties as discontinued operations for all periods presented.

Following are the reconciliations of assets and liabilities held for sale and income from discontinued operations as presented in the Condensed Consolidated Balance Sheets, Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities
of the Discontinued Operation that are Disclosed in the Notes to Financial Statements to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale
that are Presented Separately in the Condensed Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2019	2018
	(in thousands, except share data)
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents (1)	$290	$359
Lease receivables	511	481
Inventories, net (2)	231	229
Property, plant and equipment, net (3)	3,327	3,720
Other classes of assets that are not major	242	279
Total assets of the disposal group classified as held for sale in the condensed consolidated balance sheets	$4,601	$5,068
Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and other accrued liabilities (4)	$690	$759
Asset retirement and reclamation liabilities (5)	2,711	2,660
Deferred revenue (6)	454	600
Other classes of liabilities that are not major	15	—
Total liabilities of the disposal group classified as held for sale in the condensed consolidated balance sheets	$3,870	$4,019

(1)

Under the terms of the Agreement, the balance of accounts payable and accrued liabilities that Autlán will acquire is limited to $600,000 and the balance of cash will be no less than $200,000.  To the extent that the accounts payable and accrued liabilities balance exceeds $600,000, the balance of cash will be increased above $200,000, dollar for dollar, to compensate for the amount that the accounts payable and accrued liability balance exceeds $600,000.

(2)	Inventories at June 30, 2019 and December 31, 2018 consist entirely of material and supplies inventories.

(3)

Property, plant and equipment, net at June 30, 2019 consists of net mineral properties of $1.3 million and net plant and equipment of $2.0 million. Property plant and equipment, net at December 31, 2018 consists of net mineral properties of $1.3 million and net plant and equipment of $2.4 million.

(4)

Accounts payable and other accrued liabilities at June 30, 2019 consist of $0.1 million due to contractors and suppliers and $0.6 million of accrued employee compensation and benefits. Accounts payable and other accrued liabilities at December 31, 2018 consist of $0.2 million due to contractors and suppliers and $0.6 million of accrued employee compensation and benefits.

(5)

The asset retirement and reclamation liabilities (“ARO”) at both June 30, 2019 and December 31, 2018 are based on a detailed closure plan for the Velardeña Properties prepared by a third-party mining engineering firm. The Company continues to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.

(6)

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million upfront cash payment and other consideration. The Company recorded the $1.0 million as deferred revenue and will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis. The deferred revenue at June 30, 2019 and December 31, 2018 is the result of that transaction. Upon closing of the proposed Autlán Transaction the remaining deferred revenue will be recognized as income.

Reconciliation of the Major Classes of Line Items Constituting Pretax Profit of Discontinued
Operations that are Disclosed in the Notes to Financial Statements to the After-Tax Profit
of Discontinued Operations that are Presented in the Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands except per share data)
Major classes of line items constituting pretax profit of discontinued operations
Oxide plant lease (1)	$1,976	$1,730	$3,908	$3,367
Oxide plant lease costs (1)	(612)	(525)	(1,210)	(1,028)
Exploration expense	(189)	(23)	(307)	(212)
Velardeña shutdown and care and maintenance costs (2)	(467)	(605)	(999)	(1,011)
Stock based compensation	(55)	(29)	(53)	(40)
Reclamation expense	(38)	(52)	(114)	(103)
Other income and expense items that are not major	1	(8)	68	(11)
Depreciation and amortization	(195)	(170)	(392)	(373)
Total profit on discontinued operations that is presented in the condensed consolidated statements of operations	$421	$318	$901	$589

(1)

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” following the guidance of ASC 606 regarding the income statement characterization of reimbursements received for certain expenses incurred by the Company in performing its obligations under the lease and reporting revenue gross as a principal versus net as an agent.  ASC 606 supports recording as gross revenue fees received for the reimbursement of expenses in situations where the recipient is the primary obligor and has certain discretion in the incurrence of the reimbursable expense. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs”. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

(2)

Velardeña shutdown and care and maintenance costs are related to care and maintenance activities at the Velardeña Properties after the suspension of mining and sulfide processing activities beginning in November 2015. The Company suspended operations in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.

Reconciliation of the Major Classes of Line Items Constituting Cash Flows of Discontinued Operations
that are Disclosed in the Notes to Financial Statements as Cash Provided by Operating Activities
of Discontinued Operations that are Presented in the Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from discontinued operations operating activities:
Net income from discontinued operations	$901	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392	373
Accretion of asset retirement obligation	111	103
Asset write off	2	8
Stock compensation	53	40
Changes in operating assets and liabilities from continuing operations:
Increase in lease receivable	(29)	(121)
Decrease in prepaid expenses and other assets	31	40
(Increase) decrease in inventories	(2)	3
Decrease in value added tax recoverable, net	(3)	(4)
Decrease in deferred revenue	(146)	(146)
Decrease in reclamation liability	(63)	—
Increase in accounts payable and accrued liabilities	25	11
Net cash provided by operating activities from discontinued operations	$1,272	$896

4.     New Accounting Pronouncements

During the first quarter 2019 the Company adopted ASU 2016-02, “Leases” (“ASU 2016-02”) and ASU No. 2018-11 “Leases (Topic 842)” (“ASU 2018-11”), which require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.  The Company has elected the modified retrospective method of adopting ASU 2016-02 (see Note 5).

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014.  The Company also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows.  The Company has elected the modified retrospective method of adopting ASU 2014-09 (see Note 5).

During the first quarter 2018 the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have a readily determinable fair value to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.  The Company recognized retrospectively the cumulative effect of initially adopting ASU 2016-01 (see Note 5).

5.     Change in Accounting Principle

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

The Company took possession of new office space and began a new long-term lease for its principal headquarters office with an effective commencement date of June 1, 2019. The new office lease will expire five years and eight full calendar months following the commencement date.  There are no options to extend the lease beyond the stated term. The Company recorded a right of use asset of approximately $465,000 (see Note 9) and a lease liability of approximately $450,000 (see Note 11) in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842. As required, the Company will recognize a single lease cost on a straight-line basis.

The Company also has long-term office leases in Mexico and Argentina that will expire in 2019 and has recorded a combined lease liability of approximately $18,000 and combined right of use asset of approximately $18,000 relating to both of those leases.

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

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09.  The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties.  As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) could acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 8).  In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018.  Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations for the period ended June 30, 2018.  See Note 8 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Available for Sale Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income, and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values (see Note 6).  At December 31, 2017, the Company had equity securities classified as available-for-sale and reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Condensed Consolidated Balance Sheets.  The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity. Subsequent to adopting ASU 2016-01 The Company recorded a mark-to-market loss of approximately $158,000 for the period ended June 30, 2019 and a mark-to-market gain of approximately $67,000 for the period ended June 30, 2018, with both amounts being recorded to” Interest and other income, net” in the accompanying Condensed Consolidated Statements of Operations.

6.     Cash and Cash Equivalents and Short-term Investments

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

The following tables summarize the Company’s short-term investments at June 30, 2019 and December 31, 2018:

		Estimated	Carrying
June 30, 2019	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$172	$172
Total trading securities	275	172	172
Total short term	$275	$172	$172

December 31, 2018
Investments:
Short-term:
Trading securities	$275	$330	$330
Total trading securities	275	330	330
Total short term	$275	$330	$330

The short-term investments at June 30, 2019 and December 31, 2018 consist of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag.

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

7.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Prepaid insurance	$227	$275
Recoupable deposits and other	73	79
	$300	$354

8.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Exploration properties	$2,518	$2,518
Royalty properties	200	200
Buildings	2,603	3,127
Mining equipment and machinery	2,392	2,377
Other furniture and equipment	880	880
	8,593	9,102
Less: Accumulated depreciation and amortization	(5,347)	(5,713)
	$3,246	$3,389

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

The Company had previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $1.0 million from the execution of the first amendment to the agreement in the period ended June 30, 2018, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations.  The Company recognized a gain of $3.0 million from the execution of the second amendment to the agreement in the three month period ended September 30, 2018.

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

The Company previously expensed all of its costs associated with the Zacatecas Properties.  Because Santacruz was able to terminate the option agreement at any time, and the associated uncertainty relating to timely payments, the Company only recognized income, equal to the cash payments made, evenly over the period covered by each payment.  The Company recognized approximately $336,000 of income under the agreement for the six months ended June 30, 2018, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations. The Company also recorded a liability of approximately $187,000 at June 30, 2018 representing its unearned performance obligation related to the agreement, included in “Other current liabilities” as reported in its Condensed Consolidated Balance Sheets.

9.Other Long-Term Assets

Other long-term assets at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Deferred offering costs	$511	$569
Right of use assets	465	—
	$976	$569

The deferred offering costs are associated with the LPC Program and ATM Agreement (see Note 14). The right of use assets are related to certain office leases (see Note 4).

10.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accounts payable and accruals	$342	$151
Accrued employee compensation and benefits	437	792
	$779	$943

June 30, 2019

Accounts payable and accruals at June 30, 2019 are primarily amounts due to contractors and suppliers related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at June 30, 2019 consist of $0.2 million of accrued vacation payable and $0.2 million related to withholding taxes and benefits payable.

December 31, 2018

Accounts payable and accruals at December 31, 2018 are primarily amounts due to contractors and suppliers related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2018 consist of $0.2 million of accrued vacation payable and $0.6 million related to withholding taxes and benefits payable. Included in the $0.6 million of accrued employee compensation and benefits is $0.4 million related to the KELTIP Units (see Note 14).

11.     Other Liabilities

Other Current Liabilities

Included in other current liabilities for the period ended June 30, 2019 is a  $1.5 million liability related to the deposit received for the sale of our Velardeña Properties and other mineral concessions to Autlán (see Note 1). Also included is approximately $0.1 million related to a lease liability for office space at the Company’s principal headquarters in Golden and in Mexico and Argentina (see Note 4) and approximately $0.1 million related to an insurance premium payable.

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million for the period ended June 30, 2019 is primarily related to a lease liability for office space at the Company’s principal headquarters in Golden (see Note 5).

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at June 30, 2019 and December 31, 2018, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2019
Assets:
Cash and cash equivalents	$1,839	$—	$—	$1,839
Short-term investments	172	—	—	172
	$2,011	$—	$—	$2,011

At December 31, 2018
Assets:
Cash and cash equivalents	$2,934	$—	$—	$2,934
Short-term investments	330	—	—	330
	$3,264	$—	$—	$3,264

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 6).

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at June 30, 2019 or December 31, 2018.

13.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the six months ended June 30, 2019 and June 30, 2018 the Company did not recognize any income tax benefit or expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of June 30, 2019 and as of December 31, 2018, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. The Company had no unrecognized tax benefits at June 30, 2019 or December 31, 2018.

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

In consideration for LPC’s commitment to purchase shares pursuant to the Commitment Purchase Agreement, the Company paid LPC a commitment fee of $300,000 and incurred an additional approximate $191,000 in stock exchange fees, legal and other associated costs in connection with the LPC Program.  The total costs for the LPC Program will be recorded as a reduction to equity as common stock is sold to LPC. As of December 31, 2018, approximately $56,000 of LPC Program costs had been amortized against the $1.3 million in proceeds received on May 8, 2018, resulting in $434,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2019 the Company sold 2,113,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $590,000.  In addition, approximately $58,000 of LPC Program costs were amortized, resulting in a remaining balance of $376,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of June 30, 2019.

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

During the first six months of 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000.  As of June 30, 2019, approximately $135,000 of deferred ATM Program costs remained, recorded in “Other long term assets” on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2019 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2018	340,001	$0.45
Granted during the period	312,000	0.26
Restrictions lifted during the period	(207,331)	0.36
Forfeited during the period	—	—
Outstanding June 30, 2019	444,670	$0.36

For the six months ended June 30, 2019 the Company recognized approximately $70,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $113,000 over the next 35 months. Of the 207,331 grants for which the restriction was lifted 103,332 were related to grants made in prior years and 103,999 were related to grants made during the current year for which one third of the shares vested on the grant date.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2019 and the changes during the six months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2018	30,310	$8.06
Granted during the period	—	—
Forfeited or expired during period	—	$—
Exercised during period	—	—
Outstanding June 30, 2019	30,310	$8.06
Exercisable at end of period	30,310	$8.06
Granted and vested	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at June 30, 2019 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2018	2,230,038	$0.93
Granted during the period	600,000	0.24
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding June 30, 2019	2,830,038	$0.78

For the six months ended June 30, 2019 the Company recognized approximately $102,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $141,000 over the next eleven months.

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

At December 31, 2018 the Company had awarded 1,620,000 KELTIP Units to two officers of the Company, reported as a liability of approximately $356,000 and included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets on the basis that the Company had the intent to settle the obligation in cash.  Through December 31, 2018, the KELTIP Units were marked to market at the end of each reporting period and for the six months ended June 30, 2018 the Company recognized approximately $31,000 of compensation expense related to the KELTIP Units.

On February 26, 2019, the Company awarded an additional total of 705,000 KELTIP Units to two officers of the Company.  Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, the Company recorded approximately $254,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity.  The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019.  The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018. All of the KELTIP Units are recorded in equity at June 30, 2019.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2019 and the changes during the six months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2018	11,517,696	$0.81
Granted during period	—	—
Dilution adjustment	33,648	0.84
Expired during period	—	—
Exercised during period	—
Outstanding June 30, 2019	11,551,344	$0.80

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

Pursuant to the anti-dilution clauses in the 2014 warrant agreements, the exercise price of the warrants had been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program, the issuance of shares to Hecla in August 2017 and the Registered Purchase Agreement with LPC and LPC share sales (discussed above). The number of shares of common stock issuable upon exercise of the September 2014 warrants has increased from the original 4,746,000 shares to 5,551,344  shares (805,344 share increase) and the exercise price has been reduced from the original $1.21 per share to $0.84 per share.

All of the warrants are recorded in equity at June 30, 2019 and December 31, 2018.

15.     Interest and Other Income (Expense), Net

For the six months ended June 30, 2019 the Company recognized approximately $0.1 million other expense primarily related to the mark-to-market of Golden Tag shares held by the Company (see Note 6).  For the six months ended June 30, 2018 the Company recognized approximately $0.1 million of other income primarily related to the mark-to-market of Golden Tag shares held by the Company (see Note 6).

16.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from continuing operations operating activities:
Net loss from continuing operations	$(5,710)	$(3,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152	186
(Gain) loss on trading securities	158	(104)
Asset write off	17	—
Gain on sale of assets	(104)	(1,335)
Stock compensation	600	209
Changes in operating assets and liabilities from continuing operations:
Increase in right of use assets	(465)	—
Decrease in prepaid expenses and other assets	112	135
Decrease in value added tax recoverable, net	—	131
Decrease in reclamation liability	—	(17)
Increase (decrease) in accounts payable and accrued liabilities	311	(20)
Increase in leasehold liability	441	—
Increase in deferred liabilities	1,500	—
Decrease in other liabilities	—	(17)
Net cash used in operating activities	$(2,988)	$(3,845)

17.     Commitments and Contingencies

At June 30, 2019 and December 31, 2018, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2018.

18.     Segment Information

The Company’s sole activity is the mining, construction and exploration of mineral properties containing precious metals. Historically the Company’s reportable segments were based upon the Company’s revenue producing activities and cash consuming activities. The Company reported two segments, one for its Velardeña Properties in Mexico and the other comprised of non-revenue producing activities including exploration, construction and general and administrative activities. As discussed in Note 1, the Company entered into an agreement to sell the Velardeña Properties and other mineral concessions which are reported as assets held for sale and discontinued operations. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The financial information relating to the Company’s discontinued operations and continuing operations is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
June 30, 2019	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Discontinued Operations	$1,976	$612	$195	$656	$(421)		$1
Continuing Operations	$—	$—	$75	$2,779	$2,880		$1

Six Months Ended
June 30, 2019
Discontinued Operations	$3,908	$1,210	$392	$1,306	$(901)	$4,601	$1
Continuing Operations	$—	$—	$152	$4,891	$5,710	$6,533	$26

Three Months Ended
June 30, 2018
Discontinued Operations	$1,730	$525	$170	$628	$(318)		$—
Continuing Operations	$—	$—	$94	$2,016	$2,007		$30

Six Months Ended
June 30, 2018
Discontinued Operations	$3,367	$1,028	$373	$1,223	$(589)	$5,068	$28
Continuing Operations	$—	$—	$186	$4,135	$3,013	$7,576	$30

19.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At June 30, 2019, Sentient, through the Sentient executive funds, holds approximately 42% of the Company’s 98.1 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for exploration in continuing operations. The Company’s Board of Directors and Audit Committee approved the agreement. For the six months ended June 30, 2019 and 2018 the Company charged Minera Indé approximately $90,000 for services, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

20.      Subsequent Event

On July 17, 2019, the Company entered into an agreement with certain institutional investors providing for the issuance and sale of 8,653,846 shares of the Company’s common stock at a price of $0.26 per share, and in a concurrent private placement transaction, the issuance of 8,653,846 Series A warrants to purchase up to 8,653,846 shares of the Company’s common stock at an exercise price of $0.35 per share, for aggregate gross proceeds of $2.25 million (the “Offering”).    Each of the investors in the Offering held warrants that were issued by the Company in May 2016 and were exercisable until November 2021 at an exercise price of $0.75 per share. In connection with the Offering, the Company also agreed to exchange, on a one-for-one basis, the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share.  Each Series A warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. Each Series B warrant is exercisable six months from the date of issuance, has a term expiring in May 2022, but is otherwise subject to the same terms and conditions as the Series A warrants. Total costs for the Offering are estimated at approximately $0.3 million, including the placement agent fee of six percent of aggregate gross proceeds.

As a result of anti-dilution provisions in the Company’s outstanding 2014 warrants, the closing of the Offering resulted in adjustments that reduce the exercise price and increase the number of shares issuable under 2014 warrants. Pursuant to the anti-dilution provisions in the 2014 warrants, the number of shares of common stock issuable upon exercise of the 2014 warrants was increased from 5,551,344 shares to 5,687,421 shares (136,077 share increase), and the 2014 warrants’ exercise price was decreased from $0.84 per share to approximately $0.80 per share.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the six months ended June 30, 2019, our principal source of revenue was from the lease of our oxide plant located near Velardeña, Durango, Mexico. We incurred net operating losses for the six months ended June 30, 2019 and 2018.

We remain focused on evaluating and searching for mining opportunities in the Americas (including Mexico, Nevada, and Argentina) with near term prospects of mining. We are also focused on advancing our El Quevar exploration property in Argentina and on advancing selected projects in Mexico.  In addition, we are continuing our exploration efforts on other selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina and also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

2019 Highlights

Sale of Velardeña Properties and other Assets to Autlán

On June 26, 2019, we entered into a Purchase and Sale Agreement (the “Agreement”) along with our indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V, to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for US$22.0 million (the “Autlán Transaction”). Under the terms of the Agreement, Autlán will purchase our Canadian subsidiary, ECU Silver Mining, Inc. which holds three of our Mexican subsidiaries, which together hold the Velardeña Properties, including the Velardeña and Chicago mines (currently on care and maintenance), two processing plants, mining equipment and other adjacent exploration properties. The sale includes the lease agreement pursuant to which we leased the Velardeña oxide plant to Hecla. The proposed transaction also includes the sale of the Rodeo and Santa Maria project concessions.

The Agreement provides for a period of up to 75 days (to September 9) for Autlán to conduct due diligence related to the three subsidiary companies, the Rodeo concessions and the Santa Maria concessions. Closing of the transaction is subject to the satisfactory completion by Autlán of its due diligence review and other customary closing conditions. The transaction is also subject to approval by the Mexican antitrust authority (the Comisión Federal de Competencia Económica), such approval, which must be obtained without the imposition of any material conditions, restrictions or limitations on Autlán or the conduct of our business. This approval is expected to be obtained prior to closing. Following completion of its due diligence review, Autlán may elect to terminate the Agreement with no further obligation. The Agreement also contains customary representations, warranties, covenants and indemnification rights and obligations of the parties.  We will be entitled to retain proceeds from the lease of the Velardeña oxide plant that are received prior to closing. We anticipate that closing of the transaction will occur near the end of the third quarter 2019.

Upon execution of the Agreement, Autlán paid us a deposit of US$1.5 million.  If the transaction is consummated, the deposit will be applied against the US$22.0 million purchase price at closing.  If the transaction does not close for any reason, we will have the option to repay the deposit amount within 90 days following termination or elect to convey the Rodeo concessions to Autlán in full settlement of the deposit. If the Rodeo concessions cannot be conveyed for any reason, we will be required to repay the deposit by making dedicated monthly payments equal to approximately 60 percent of the anticipated cash flow from the lease of the Velardeña oxide plant until the deposit amount is repaid with interest.

As the result of the agreement to sell the Velardeña Properties and other mineral concessions, the results of operations for the Velardeña Properties and related subsidiaries are presented as discontinued operations and assts held for sale for the periods presented on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

El Quevar

In September 2018, we completed a preliminary economic assessment (“PEA”) prepared pursuant to Canadian National Instrument 43-101 that used a February 2018 revised estimate of mineralized material for the Yaxtché deposit as a basis.  The results of the PEA are summarized in our annual report for the year ended December 31, 2018, filed on Form 10-K.

The Yaxtché deposit is open to the west and there are numerous drill intercepts with silver grades of economic interest in the nearby area that represent targets for further expansion.  In the first quarter 2019, we initiated a 3,000 meter, approximately $0.6 million drilling program to further define the potential for additional mineralized material in the Yaxtché deposit and surrounding area.  We recently completed that drill program and expect to publish drill results once final assay data is available.  We are continuing surface exploration in the district to identify further drill targets in the 57,000 hectare property area.  Our property holdings contain two district-scale high sulfidation epithermal systems with potential to host additional precious metals deposits.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

The El Quevar project is currently comprised of 31 mining concessions that we hold directly. In total, the El Quevar project encompasses approximately 57,000 hectares. The area of our exploration activities at El Quevar is within the concessions that are owned by Silex Argentina S.A., our wholly-owned subsidiary.

Velardeña Oxide Plant Lease Agreement

During the six months ended June 30, 2019, Hecla processed approximately 82,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $3.9 million, comprised of approximately $2.7 million for direct plant charges and fixed fees and approximately $1.2 million for other net reimbursable costs related to the services we provide under the lease.  Hecla is responsible for the ongoing operation and maintenance of the oxide plant. The $1.2 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $2.7 million for the six months ended June 30, 2019.

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

We expect Hecla to continue to process material near or above the intended approximately 400 tonnes per day rate during 2019, which generates a net operating margin to us, net of reimbursable costs, of approximately $1.3 million per quarter.  However, because Hecla has the right to terminate the lease with 120 days’ notice, there is no assurance that these amounts will continue through 2019 or beyond.

As discussed above, on June 26, 2019 we entered into the Agreement with Autlán to sell the Velardeña Properties and other assets, including the lease of our oxide plant to Hecla.  We will be entitled to retain proceeds from the lease of the Velardeña oxide plant that are received prior to closing.

Yoquivo

The Yoquivo property was acquired in 2017 and with the recent additional acquisition of a claim internal to the exterior boundary the project consists of 1,975 hectares in 7 claims that cover an epithermal vein district hosted in Tertiary andesitic volcanic rocks that is exposed in an erosional window through Oligocene rhyolite on the eastern margin of the Sierra Madre Occidental of northern Mexico.  The property is 200 km SW of Chihuahua city in the state of Chihuahua, Mexico.  Recent surface rock sampling has demonstrated gold and silver values of potential economic interest in several of the veins in the district.  We have an option to purchase the six concessions that comprise the Yoquivo property for payments totaling $0.75 million over four years subject to a 2% to 3% NSR royalty on production, capped at $2.8 million.

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled.   Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program.   Subject to the availability of capital, we  intend to begin a drill program in the third quarter 2019 to test the most promising portions of the veins.

Sand Canyon

During the second quarter 2019 we entered into an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits.  We hold an option to earn a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over four years, with guaranteed minimum expenditures of $0.5 million in year one. To continue to earn interest in the project, we must spend at least $0.75 million in each of years two and three and $0.5 million in year four, and drill at least 5,000 feet of core or 10,000 feet of reverse circulation or a combination of the two, by the end of the second year. We paid $25,000 cash and $50,000 in reimbursed exploration expenditures to acquire the option and will make staged payments of an additional $135,000 ($35,000 in 2020, $50,000 in 2021 and $50,000 in 2022) on the next three anniversaries of the agreement.

We have completed surface exploration activities on the project including mapping and geochemical sampling to identify drill targets.  Based on this work the process to obtain drill permits has been initiated and, subject to the availability of capital we expect to be able to drill in the fourth quarter 2019.

Santa Maria

In September 2018, an updated PEA was completed for the Santa Maria project that incorporates information from a 22-hole, 4,800-meter drilling program begun in August 2017 and completed in April 2018.  Including the latest drill program, we have drilled 9,900 meters in 59 holes since acquiring the property.

Since 2015, we have completed test mining and processing of 7,100 dry tonnes from the Santa Maria mine west of Hildalgo de Parral, Chihuahua, with average grades 338 g/t silver and 0.8 g/t gold.  In March 2017, a PEA was completed on our behalf based on an updated estimate of mineralized material.  The PEA presented a base case assessment of developing Santa Maria’s mineral deposit.

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $0.8 million, payable through April 2022.

As discussed above, on June 26, 2019 we entered into the Agreement with Autlán to sell the Velardeña Properties and other assets, including the Santa Maria mining concessions.

Rodeo

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

As discussed above, on June 26, 2019 we entered into the Agreement with Autlán to sell the Velardeña Properties and other assets, including the Rodeo mining concessions.  Even if the proposed transaction with Autlán is terminated, we may decide to transfer the Rodeo property concessions to Autlán in full settlement of the US$1.5 million deposit that we received from Autlán upon execution of the Agreement.

Registered direct purchase agreement and commitment purchase agreement

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

During the six months ended June 30, 2019 we sold 2,113,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $590,000.

Offering and private placement transaction

On July 17, 2019, we entered into an agreement with certain institutional investors providing for the issuance and sale of 8,653,846 shares of our common stock at a price of $0.26 per share, and in a concurrent private placement transaction, the issuance of 8,653,846 Series A warrants to purchase up to 8,653,846 shares of our common stock at an exercise price of $0.35 per share, for aggregate gross proceeds of $2.25 million (the “Offering”).  Each of the investors in the Offering held warrants that were issued by us in May 2016 and were exercisable until November 2021 at an exercise price of $0.75 per share. In connection with the Offering, we also agreed to exchange, on a one-for-one basis, the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share.  Each Series A warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. Each Series B warrant is exercisable six months from the date of issuance, has a term expiring in May 2022, but is otherwise subject to the same terms and conditions as the Series A warrants.  Total costs for the Offering are estimated at approximately $0.3 million, including the placement agent fee of six percent of the aggregate gross proceeds.

As a result of anti-dilution provisions in our outstanding 2014 warrants, the closing of the Offering resulted in adjustments that reduced the exercise price and increased the number of shares issuable under 2014 warrants. Pursuant to the anti-dilution provisions in the 2014 warrants, the number of shares of common stock issuable upon exercise of the 2014 warrants was increased from 5,551,344 shares to 5,687,421 shares (136,077 share increase), and the 2014 warrants’ exercise price was decreased from $0.84 per share to approximately $0.80 per share.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six months ended June 30, 2019 to the results from operations for the three and six months ended June 30, 2018.

Three Months Ended June 30, 2019

Exploration expense. Our exploration expense, including work at the Yoquivo, Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $1.1 million and $0.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively.  Exploration expense for both years was incurred primarily in Mexico.  The increase for the period ended June 30, 2019 is due to increased expenditures at the Nevada Sand Canyon project, which was acquired in 2019.

El Quevar project expense. For the three months ended June 30, 2019 we incurred $0.7 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  For the three months ended June 30, 2018 we incurred $0.3 million in expenditures.  The 2019 costs are greater do to drilling costs related to the new drilling program which began in March 2019.

Administrative expense.    Administrative expenses totaled $1.0 million and $0.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.0 million of administrative expenses we incurred during the three months of 2019 is comprised of $0.3 million of employee compensation and directors’ fees,  $0.3 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs. The $0.9 million of administrative expenses we incurred during the three months of 2018 is comprised of $0.3 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended June 30, 2019 and 2018 we incurred $0.1 million and $0.2 million, respectively, of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Other operating income, net. We recorded $0.1 million of other operating income for the three months ended June 30, 2019, related primarily to the sale of surplus equipment in Argentina. We recorded $0.2 million of other operating income for the three months ended June 30, 2018 relating primarily to income related to the sale of our Zacatecas Properties in Mexico.

Depreciation, depletion and amortization. During the three months ended June 30, 2019 and 2018 we incurred depreciation, depletion and amortization expense of approximately $0.1 million.

Interest and other expense (income), net. We recorded only a nominal amount of interest and other expense, net for the three months ended June 30, 2019.  We recorded $0.1 million of interest and other income, net for the three months ended June 30, 2018, primarily related to the mark-to-market of certain common stock we own in a junior mining company.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for both the three months ended June 30, 2019 and June 30, 2018. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended June 30, 2019 and June 30, 2018.

Income from discontinued operations. We recorded income from discontinued operations of $0.4 million for the three months ended June 30, 2019.  We recorded income from discontinued operations of $0.3 million for the three months ended June 30, 2018.  The increase in 2019 was due to additional income from the Velardeña oxide plant lease due to higher throughput.

Six Months Ended June 30, 2019

Exploration expense. Our exploration expense, including work at the Yoquivo, Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $1.8 million and $1.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.  Exploration expense for both years was incurred primarily in Mexico.  The increase for the period ended June 30, 2019 is due to increased expenditures at the Nevada Sand Canyon project, which was acquired in 2019.

El Quevar project expense. For the six months ended June 30, 2019 we incurred $1.0 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  For the six months ended June 30, 2018 we incurred $0.6 million in expenditures.  The 2019 costs are greater due to drilling costs related to the new drilling program begun in March 2019.

Administrative expense.    Administrative expenses totaled $2.1 million and $1.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $2.1 million of administrative expenses we incurred during the six months of 2019 is comprised of $0.6 million of employee compensation and directors’ fees,  $0.8 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs. The $1.9 million of administrative expenses we incurred during the six months of 2018 is comprised of $0.6 million of employee compensation and directors’ fees, $0.6 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the six months ended June 30, 2019 and 2018 we incurred $0.6 million and $0.2 million, respectively, of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.  The additional costs for the 2019 period relate to KELTIP grants made to two officers.

Other operating income, net. We recorded $0.1 million of other operating income for the six months ended June 30, 2019, related primarily to the sale of surplus equipment in Argentina. We recorded $1.5 million of other operating income for the six months ended June 30, 2018, consisting of $1.0 million related to an option payment received on our Celaya property, $0.4 million from option income related to our Zacatecas Properties and $0.1 related to utilization of VAT credits in Mexico.

Depreciation, depletion and amortization. During the six months ended June 30, 2019 and 2018 we incurred depreciation, depletion and amortization expense of approximately $0.2 million.

Interest and other expense (income), net. We recorded $0.1 million of interest and other expense, net for the six months ended June 30, 2019.  We recorded $0.1 million of interest and other income, net for the six months ended June 30, 2018, primarily related to the mark-to-market of certain common stock we own in a junior mining company.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for both the six months ended June 30, 2019 and June 30, 2018. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the six months ended June 30, 2019 and June 30, 2018.

Income from discontinued operations. We recorded income from discontinued operations of $0.9 million for the six months ended June 30, 2019.  We recorded income from discontinued operations of $0.6 million for the six months ended June 30, 2018.  The increase in 2019 was due to additional income from the Velardeña oxide plant lease due to higher throughput.

Liquidity, Capital Resources and Going Concern

At June 30, 2019, our aggregate cash and cash equivalents totaled $1.8 million, compared to the $2.9 million in similar assets held at December 31, 2018. The June 30, 2019 balance is due in part from the following expenditures and cash inflows for the six months ended June 30, 2019.  Expenditures totaled $6.2 million from the following:

•	$2.2 million in exploration expenditures, including work at the Yoquivo, Sand Canyon, Santa Maria and other properties;

•	$1.0 million in care and maintenance costs at the Velardeña Properties;

•	$1.0 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$2.0 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $5.1 million from the following:

•	$2.7 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$1.5 million received as a deposit related to the proposed sale of the Velardeña Properties and other mineral concessions to Autlán (as discussed above);

•	$0.6 million, net of commitment fees and other offering related costs, from the LPC program (as discussed above); and

•	$0.3 million decrease in working capital primarily related to increased accounts payables for general and administrative expenses.

In addition to the $1.9 million cash balance at June 30, 2019, we received approximately $2.0 million, net of costs, from the sale of approximately 8.6 million shares of our common stock to certain institutional investors in July 2019 (as discussed above).  We also expect to receive an additional approximately $1.3 million in net operating margin from the lease of the oxide plant prior to closing the Agreement with Autlán near the end of the third quarter 2019.  In addition, near the end of the third quarter 2019, we expect to receive the remaining $20.5 million purchase price from closing the Agreement with Autlán.  Our currently budgeted expenditures during the next twelve months ending June 30, 2020 are as follows:

•

Approximately $3.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Nevada and Argentina including project assessment and evaluation costs relating to Yoquivo, Sand Canyon and other properties;

•	Approximately $0.5 million at the Velardeña Properties for care and maintenance prior to the proposed closing of the Autlán Transaction;

•	Approximately $1.0 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs; and

•	Approximately $3.0 million on general and administrative costs.

If the Autlán Transaction closes, which we anticipate will occur near the end of the third quarter 2019, our cash resources will greatly exceed our currently budgeted expenditures during the next twelve months ended June 30, 2020.  Should the closing of the transaction not occur, we may be required to repay the US$1.5 million deposit and may need to take appropriate actions, which could include sales to parties other than Autlán of certain of our exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

The actual amount of cash that we receive or the expenditures we incur during the twelve-month period ending June 30, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including the successful closing of the Autlán Transaction, variations in anticipated revenues from the oxide plant lease, anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar, which would require further actions on our part in order to maintain sufficient cash balances over the next twelve months.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that we will be successful in closing the Autlán Transaction or securing additional funding in the future on terms acceptable to us or at all.  Notwithstanding the foregoing, we believe the anticipated closing of the Autlán Transaction, continuing cash flow from the lease of the oxide plant (until closing of the Autlán Transaction occurs), use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended June 30, 2019.

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

•	Failure to close the proposed Autlán Transaction;
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

•

Unfavorable results from exploration at the Santa Maria, Rodeo Yoquivo, Navegantes, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;

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

Cautionary Statement Regarding Mineralized Material

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits at the El Quevar, the Velardeña Properties, the Santa Maria properties or the Rodeo property or any deposits at our other exploration properties, will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted. In addition, in this quarterly report on Form 10-Q we also modify our estimates made in compliance with National Instrument 43-101 to conform to SEC Industry Guide 7 for reporting in the United States. Mineralized material is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

Due to the adoption of ASU 2016-02 and ASU 2018-11, we have modified our internal control over financial reporting to include procedures to ensure the appropriate accounting treatment for our operating leases.  Other than with respect to the accounting for our operating leases, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

Other than the risk factors set forth below, the risk factors for the three months ended June 30, 2019 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These amended risk factors supplement, but do not replace those we have previously reported.

We may not close the proposed Autlán Transaction.

On June 26, 2019, we entered into a Purchase and Sale Agreement (the “Agreement”) along with our indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V, to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for US$22.0 million. Under the terms of the Agreement, Autlán will purchase three of our Mexican subsidiaries, which together hold the Velardeña Properties and other related assets and properties, including the lease agreement pursuant to which we have leased the Velardeña oxide plant to Minera Hecla, S.A. de C.V. The proposed transaction also includes the sale of the Rodeo and Santa Maria project concessions. The Agreement provides for a period of up to 75 days for Autlán to conduct due diligence related to the three subsidiary companies and the Rodeo and Santa Maria concessions. Closing of the transaction is subject to the satisfactory completion by Autlán of its due diligence review and other customary closing conditions, including approval by the Mexican antitrust authority. Following completion of its due diligence review (which will occur during the third quarter 2019), Autlán may elect to terminate the Agreement with no further obligation.

Upon execution of the Agreement, Autlán paid us a deposit of US$1.5 million. If the transaction does not close for any reason, we have the option to repay the deposit amount within 90 days following termination of the Agreement or elect to convey the Rodeo concessions to Autlán in full settlement of the deposit. If the Rodeo concessions cannot be conveyed for any reason, we will be required to repay the deposit by making dedicated monthly payments equal to approximately 60 percent of the anticipated cash flow from the lease of the Velardeña oxide plant until the deposit amount is repaid with interest.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

10.1	Purchase and Sale Agreement dated as of June 26, 2019 by and between Golden Minerals Company, Minera de Cordilleras S. de R.L. de C.V. and Compañía Minera Autlán S.A.B. de C.V.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	August 7, 2019	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	August 7, 2019	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer