Form 10-Q
period 2019-09-30
Golden Minerals Co
filed 2019-11-13
CIK 1011509

IncomeLossFromContinuingOperations

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

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

At November 11, 2019,  106,734,279 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 6)	$2,892	$3,293
Short-term investments (Note 6)	—	330
Lease receivables	460	481
Inventories, net (Note 8)	227	229
Value added tax receivable, net (Note 9)	11	14
Prepaid expenses and other assets (Note 7)	374	619
Total current assets	3,964	4,966
Property, plant and equipment, net (Note 10)	6,304	7,109
Other long term assets (Note 11)	965	569
Total assets	$11,233	$12,644

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 12)	$1,665	$1,969
Deferred revenue, current (Note 18)	293	293
Other current liabilities (Note 13)	1,649	12
Total current liabilities	3,607	2,274
Asset retirement and reclamation liabilities (Note 14)	2,782	2,683
Deferred revenue, non-current (Note 18)	88	307
Other long term liabilities (Note 14)	384	10
Total liabilities	6,861	5,274

Commitments and contingencies (Note 21)

Equity (Note 17)
Common stock, $.01 par value, 200,000,000 shares authorized; 106,734,279 and 95,620,796 shares issued and outstanding respectively	1,067	955
Additional paid in capital	521,268	517,806
Accumulated deficit	(517,963)	(511,391)
Shareholders' equity	4,372	7,370
Total liabilities and equity	$11,233	$12,644

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 18)	$1,944	$1,900	$5,852	$5,267
Total revenue	1,944	1,900	5,852	5,267
Costs and expenses:
Oxide plant lease costs (Note 18)	(594)	(657)	(1,804)	(1,685)
Exploration expense	(935)	(1,077)	(3,119)	(3,017)
El Quevar project expense	(582)	(364)	(1,584)	(917)
Velardeña shutdown and care and maintenance costs	(422)	(428)	(1,391)	(1,409)
Administrative expense	(742)	(673)	(2,784)	(2,556)
Stock based compensation	(72)	139	(725)	(111)
Reclamation expense	(57)	(53)	(171)	(156)
Other operating income, net (Notes 9 & 10)	45	3,188	225	4,638
Depreciation and amortization	(270)	(337)	(814)	(897)
Total costs and expenses	(3,629)	(262)	(12,167)	(6,110)
Income (loss) from operations	(1,685)	1,638	(6,315)	(843)
Other income and (expense):
Interest and other income (expense), net (Note 19)	(42)	(59)	(182)	54
Gain (loss) on foreign currency	(24)	7	(63)	(46)
Total other income (loss)	(66)	(52)	(245)	8
Income (loss) from operations before income taxes	(1,751)	1,586	(6,560)	(835)
Income taxes (Note 16)	(9)	(1)	(9)	(4)
Net income (loss)	$(1,760)	$1,585	$(6,569)	$(839)
Net income (loss) per common share — basic
Income (loss)	$(0.02)	$0.02	$(0.07)	$(0.01)
Net income (loss) per common share — diluted
Income (loss)	(0.02)	0.02	(0.07)	(0.01)
Weighted average Common Stock outstanding - basic	104,764,260	95,271,194	99,263,135	93,572,608
Weighted average Common Stock outstanding - diluted (1)	104,764,260	99,461,233	99,263,135	93,572,608

(1)Potentially dilutive shares for loss periods have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 20)	$(3,122)	$(3,701)
Cash flows from investing activities:
Proceeds from sale of assets	144	4,699
Proceeds from sale of trading securities	113	—
Acquisitions of property, plant and equipment	(28)	(61)
Net cash from investing activities	$229	$4,638
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,492	809
Net cash from financing activities	$2,492	$809
Net decrease in cash and cash equivalents	(401)	1,746
Cash and cash equivalents, beginning of period	3,293	3,250
Cash and cash equivalents, end of period	$2,892	$4,996

See Note 20 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 5)	—	—	—	(89)	40	(49)
Adjustment related to correction of immaterial error (Note 3)	—	—	—	(154)	—	(154)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,326)	$—	$7,877
Stock compensation accrued and shares issued for vested stock awards	537,279	4	221	—	—	225
Registered direct purchase agreement, net (Note 17)	3,153,808	32	1,210	—	—	1,242
Deemed dividend on warrants (Note 5)	—	—	8	(8)	—	—
Net loss for nine months ended September 30, 2018	—	—	—	(839)	—	(839)
Balance, September 30, 2018	95,620,796	955	517,723	(510,173)	—	8,505
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,278)	$—	$7,483
Adjustment related to correction of immaterial error (Note 3)	—	—	—	(113)	—	(113)
Adjusted balance at January 1, 2019	95,620,796	$955	$517,806	$(511,391)	$—	$7,370
Stock compensation accrued and shares issued for vested stock awards (Note 17)	312,000	3	499	—	—	502
Modification of previously awarded KELTIP Units (Note 17)	—	—	583	—	—	583
Shares issued under the at-the-market offering agreement, net (Note 17)	33,995	1	11	—	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 17)	2,113,642	21	507	—	—	528
Registered direct offering agreement, net (Note 17)	8,653,846	87	1,860	—	—	1,947
Deemed dividend on warrants (Note 5)	—	—	2	(2)	—	—
Net loss for nine months ended September 30, 2019	—	—	—	(6,569)	—	(6,569)
Balance, September 30, 2019	106,734,279	$1,067	$521,268	$(517,963)	$—	$4,372

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

On June 26, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) along with its indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for US$22.0 million. Upon execution of the Agreement, Autlán paid the Company a deposit of US$1.5 million (see Note 13). Under the terms of the Agreement, Autlán had agreed to purchase three of the Company’s Mexican subsidiaries, which together hold the Velardeña properties, including the Velardeña and Chicago mines (which are currently on care and maintenance), two processing plants, mining equipment and other adjacent exploration properties. The sale would have also included the Velardeña oxide plant lease as well as the Rodeo and Santa Maria project concessions. The Agreement provided for a period of up to 75 days for Autlán to conduct due diligence related to the three subsidiary companies, the Rodeo concessions and the Santa Maria concessions.  Under the Agreement, Autlán had the right to terminate the Agreement at any time during the due diligence period. On September 11, 2019, the Company announced that Autlán exercised its right to terminate the Agreement. As a result of the termination of the Agreement, the Company is required to repay the $1.5 million deposit amount, plus interest at 3% per annum, within 90 days following termination (on or before December 8, 2019) (the “Due Date”). If the Company does not pay such amount prior to the Due Date, then the Company shall convey the Rodeo concessions to Autlán in full settlement of the deposit. If the Rodeo concessions cannot be conveyed for any reason (as determined by Autlán in its reasonable discretion), the Company will be obligated to repay the deposit by making dedicated monthly payments equal to approximately 60 percent of the anticipated cash flow from the lease of the Velardeña oxide plant until the deposit amount is repaid with interest at approximately 11% per annuum. The $1.5 million deposit is recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets (see Note 13).

In connection with the Agreement, at June 30, 2019, the Company reported the results of operations for the Velardeña Properties and related subsidiaries as discontinued operations and assets held for sale for the periods presented in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.  Due to the termination of the Agreement, the Company is no longer reporting the Velardeña Properties and related subsidiaries as discontinued operations and assets held for sale.

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

2.     Liquidity

At September 30, 2019, the Company’s aggregate cash and cash equivalents totaled $2.9 million, compared to the $3.3 million in similar assets held at December 31, 2018. The September 30, 2019 balance is due in part from the following expenditures and cash inflows for the nine months ended September 30, 2019.  Expenditures totaled $8.8 million from the following:

•	$3.1 million in exploration expenditures, including work at the Yoquivo, Sand Canyon, Santa Maria and other properties;

•	$1.3 million in care and maintenance costs at the Velardeña Properties;

•	$1.6 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$2.8 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $8.4 million from the following:

•	$4.0 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$1.9 million of net proceeds from the sale of the Company’s common stock in a registered direct offering (as described in Note 17);

•	$1.5 million received as a deposit related to the proposed sale of the Velardeña Properties and other mineral concessions to Autlán (as described in Notes 1 and 13);

•	$0.6 million, net of commitment fees and other offering related costs, from the LPC Program (as described in Note 17);

•	$0.1 million from the sale of miscellaneous assets and $0.1 million from the sale of an investment in a junior mining company (Note 6); and

•	$0.2 million from a decrease in working capital primarily related to increased accounts payables for general and administrative expenses.

In addition to the $2.9 million cash balance at September 30, 2019, in October 2019 the Company entered into an option to purchase agreement for the sale of its interest in the Santa Maria property and expects to receive an initial cash payment of $1.0 million in connection with the transaction by the end of the first quarter 2020 (Note 24).  The Company also expects to receive an additional approximately $4.8 million in net operating margin from the lease of the oxide plant through the end of the third quarter 2020.  The Company’s budgeted expenditures, totaling $9.8 million, during the next twelve months ending September 30, 2020 are as follows:

•

Approximately $2.5 million on exploration activities and property holding costs related to the Company’s portfolio of exploration properties located in Mexico, Nevada and Argentina, including project assessment and evaluation costs relating to Yoquivo, Sand Canyon and other properties;

•	Approximately $1.6 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.5 million for repayment of the Autlán deposit according to the terms of the Agreement (as described in Note 1);

•	Approximately $0.8 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs;

•	Approximately $3.1 million on general and administrative costs; and

•	Approximately $0.3 million for income tax payments due in Canada.

The Company’s currently budgeted expenditures of $9.8 million are slightly greater than the cash resources of $8.7 million that are expected to be available during the period.  Therefore, during the remainder of 2019 and through September 30, 2020, the Company will take appropriate actions, which may include sales of certain of the Company’s exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program (as defined in Note 17 below), the LPC Program or otherwise.

The actual amount of cash expenditures that the Company incurs during the twelve-month period ending September 30, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including El Quevar.  Likewise, the actual amount of cash receipts that the Company receives during the period may vary significantly from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease, an unexpected early termination of the oxide plant lease by the lessee, or the election by the purchaser of the Santa Maria property to terminate the proposed acquisition prior to payment of the initial $1.0 million portion of the purchase price.   If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, the Company would need to take more aggressive actions to maintain sufficient cash balances over the next twelve months.

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

There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all.  The Company believes the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that the Company will have sufficient cash to meet its financial obligations and continue its business strategy beyond one year from the filing of the Company’s consolidated financial statements for the period ended September 30, 2019.

3.Correction of Immaterial Error – Income Taxes

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due at the end of 2017 and 2018 relating to return of capital distributions made to the Company by one of the Company’s wholly-owned subsidiaries (see Note 16).  The effect of correcting this error was to reduce beginning retained earnings by $154,000 and $113,000 at January 1, 2018 and January 1, 2019, respectively as reflected in the accompanying Condensed Consolidated Statements of Changes in Equity.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that while the accumulation of the error was significant to the three months ended September 30, 2019, the correction would not be material to any individual prior period, nor did it have an effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, we are correcting the error for every effected period of the 2018 Condensed Consolidated Financial Statements included in this Form 10-Q.

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

The Company took possession of new office space and began a new long-term lease for its principal headquarters office with an effective commencement date of June 1, 2019. The new office lease will expire five years and eight full calendar months following the commencement date.  There are no options to extend the lease beyond the stated term. The Company recorded a right of use asset of approximately $465,000 (see Note 10) and a lease liability of approximately $450,000 (see Note 13) in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842. As required, the Company will recognize a single lease cost on a straight-line basis.

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

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09.  The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties.  As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) could acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 10).  In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018.  Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations for the period ended September 30, 2018.  See Note 10 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Trading Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income and would recognize in net income impairment losses that were other-than-temporary.  There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values (see Note 6).  At December 31, 2017, the Company had equity securities classified as available-for-sale and reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Condensed Consolidated Balance Sheets.  The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Condensed Consolidated Statement of Changes in Equity. Subsequent to adopting ASU 2016-01 The Company recorded a mark-to-market gain of approximately $51,000 for the period ended September 30, 2018, with both amounts being recorded to” Interest and other income (expense), net”. The trading securities were all liquidated during the third quarter 2019 (see Note 6).

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

The following table summarizes the Company’s short-term investments at December 31, 2018:

		Estimated	Carrying
December 31, 2018	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$330	$330
Total trading securities	275	330	330
Total short term	$275	$330	$330

The short-term investments at December 31, 2018 consist of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico.  The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag. All the Golden Tag shares were sold during the third quarter 2019, resulting in net proceeds of approximately $113,000 and a loss on the sale of approximately $57,000 recorded in “Interest and other income (expense), net”.  For the nine months ended September 30, 2019 the Company recorded total losses related to ownership of the Golden Tag shares of approximately $217,000.

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

7.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Prepaid insurance	$191	$358
Recoupable deposits and other	183	261
	$374	$619

8.     Inventories, net

Inventories at the Velardeña Properties at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Material and supplies	$227	$229
	$227	$229

The material and supplies inventory at September 30, 2019 and December 31, 2018 is reduced by a $0.2 million obsolescence allowance.

8.

9.     Value added tax receivable, net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At September 30, 2019, the Company has also recorded approximately $21,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

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

10.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	3,755	4,278
Mining equipment and machinery	16,038	16,024
Other furniture and equipment	884	888
Asset retirement cost	866	866
	33,614	34,127
Less: Accumulated depreciation and amortization	(27,310)	(27,018)
	$6,304	$7,109

Celaya Farm-out

In August 2016, the Company, through its wholly owned Mexican subsidiary, entered into an earn-in agreement with a 100% owned Mexican subsidiary of Electrum Group, LLC, a privately-owned company (together “Electrum”), related to the Company’s Celaya exploration property in Mexico. The Company received an upfront payment of $0.2 million and Electrum agreed to incur exploration expenditures totaling at least $0.5 million in the first year of the agreement, reduced by certain costs Electrum previously incurred on the property since December 2015 in its ongoing surface exploration program.  Electrum initially earned the right to acquire an undivided 60% interest in a joint venture company to be formed to hold the Celaya project by incurring exploration expenditures totaling at least $2.5 million during the initial first three years of the agreement. Electrum would serve as manager of the joint venture. Prior to subsequent amendments to the agreement, the Company would have been allowed to maintain a 40% interest in the Celaya project, following the initial earn-in period, by contributing its pro-rata share of an additional $2.5 million in exploration or development expenditures incurred over a second three-year period.

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

The Company had previously expensed all of its costs associated with the Celaya property and accordingly recognized a gain of $1.0 million from the execution of the first amendment to the agreement in the period ended September 30, 2018, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations.  The Company recognized a gain of $3.0 million from the execution of the second amendment to the agreement in the nine-month period ended September 30, 2018.

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

The Company previously expensed all of its costs associated with the Zacatecas Properties.  Because Santacruz was able to terminate the option agreement at any time, and the associated uncertainty relating to timely payments, the Company only recognized income, equal to the cash payments made, evenly over the period covered by each payment.  The Company recognized approximately $336,000 of income under the agreement for the nine months ended September 30, 2018, included in “Other operating income, net” in the accompanying Condensed Consolidated Statements of Operations. The Company also recorded a liability of approximately $225,000 at September 30, 2018 representing its unearned performance obligation related to the agreement, included in “Other current liabilities” as reported in its Condensed Consolidated Balance Sheets.

11.Other Long-Term Assets

Other long-term assets at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Deferred offering costs	$511	$569
Right of use assets	454	—
	$965	$569

The deferred offering costs are associated with the LPC Program and ATM Agreement (see Note 17). The right of use assets are related to certain office leases (see Note 5).

12.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accounts payable and accruals	$562	$358
Accrued employee compensation and benefits	829	1,344
Income taxes payable	274	267
	$1,665	$1,969

September 30, 2019

Accounts payable and accruals at September 30, 2019 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.4 million related to exploration and corporate administrative activities.  In the case of the Velardeña Properties, approximately, $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at September 30, 2019 consist of $0.3 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable. Included in the $0.8 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña Properties.

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 16).

December 31, 2018

Accounts payable and accruals at December 31, 2018 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.2 million related to corporate administrative and exploration activities.  In the case of the Velardeña Properties, approximately $0.1 million is related to a net VAT payable.

Accrued employee compensation and benefits at December 31, 2018 consist of $0.2 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable. Included in the $1.3 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña Properties and $0.4 million related to the KELTIP Units (see Note 17).

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 16).

13.     Other Liabilities

Other Current Liabilities

Included in other current liabilities for the period ended September 30, 2019 is a $1.5 million liability related to the deposit received for the proposed sale of our Velardeña Properties and other mineral concessions to Autlán (see Note 1).  As a result of termination of the Agreement, the Company is required to repay the $1.5 million deposit amount, plus interest at 3% per annum on or before the Due Date and if such deposit is not repaid then the Company shall convey the Rodeo concessions to Autlán in full settlement of the deposit. If the Rodeo concessions cannot be conveyed for any reason (as determined by Autlán in its reasonable discretion), the Company will be required to repay the deposit by making dedicated monthly payments equal to approximately 60 percent of the anticipated cash flow from the lease of the Velardeña oxide plant until the deposit amount is repaid with interest at approximately 11% per annum.

Also included in other current liabilities is approximately $0.1 million related to a lease liability for office space at the Company’s principal headquarters in Golden and in Mexico and Argentina (see Note 5).

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million for the period ended September 30, 2019 is primarily related to a lease liability for office space at the Company’s principal headquarters in Golden (see Note 5).

14.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million at that time.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2019, the Company recognized approximately $167,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Beginning balance	$2,660	$2,448

Changes in estimates, and other	(60)	2
Accretion expense	167	156
Ending balance	$2,767	$2,606

The change in estimate of the ARO recorded during 2019 is primarily the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

15.     Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at September 30, 2019 and December 31, 2018, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2019
Assets:
Cash and cash equivalents	$2,892	$—	$—	$2,892
Lease receivables	460	—	—	460
	$3,352	$—	$—	$3,352

At December 31, 2018
Assets:
Cash and cash equivalents	$3,293	$—	$—	$3,293
Lease receivables	481	—	—	481
Short-term investments	330	—	—	330
	$4,104	$—	$—	$4,104

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The Company’s short-term investments consist of the common stock in Golden Tag and are classified within Level 1 of the fair value hierarchy (see Note 6). All of the Golden Tag shares were sold during the third quarter 2019.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at September 30, 2019 or December 31, 2018.

16.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the nine months ended September 30, 2019 and September 30, 2018 the Company recognized income tax expense of $9,000 and $4,000, respectively. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of September 30, 2019 and as of December 31, 2018, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due relating to return of capital distributions made to the Company by ECU Silver Mining Inc. (the Company’s wholly-owned Canadian subsidiary) at the end of 2017 and 2018.  The capital distributions constituted dividends under Canadian tax law, subject to a 5% withholding tax.  The Canadian withholding taxes, which constituted taxes on income for the months of December 2017 and December 2018, totaled approximately $284,000 at September 30, 2019, including an estimate of interest due of approximately $20,000 on the late filing.  The Company has accrued this amount in “other accrued liabilities”  in its Condensed Consolidated Balance Sheets at September 30, 2019. The Company has treated the income tax expense related to this liability as the correction of an accounting error and has adjusted the beginning balance of retained earnings at January 1, 2018 and January 1, 2019 (Note 3).  The Company plans to apply to enter into the Canadian Revenue Agency’s Voluntary Disclosure Program, whereby the Company will pay the taxes and the estimated interest due and request abatement of any penalties or additional interest that may apply.  If the Canada Revenue Agency denies the Company’s request for abatement, additional interest and penalties could be assessed.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at September 30. 2019 or December 31, 2018.

17.     Equity

Registered direct offering

On July 17, 2019, the Company entered into an agreement with certain institutional investors providing for the issuance and sale of 8,653,846 shares of the Company’s common stock at a price of $0.26 per share, and in a concurrent private placement transaction, the issuance of 8,653,846 Series A warrants to purchase up to 8,653,846 shares of the Company’s common stock at an exercise price of $0.35 per share, for aggregate gross proceeds of $2.25 million (the “Offering”).  Each Series A warrant will become exercisable on January 17, 2020 and will expire on January 17, 2025, five years from the initial exercise date. Each of the investors in the Offering held warrants that were issued by the Company in May 2016 and were exercisable until November 2021 at an exercise price of $0.75 per share. In connection with the Offering, the Company also agreed to exchange, on a one-for-one basis, the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share.  Each Series B warrant will also become exercisable on January 17, 2020 and will expire on May 20, 2022 but are otherwise subject to the same terms and conditions as the Series A warrants.

The net proceeds of the Offering were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity. Total costs for the Offering were approximately $0.3 million, including the placement agent fee of six percent of aggregate gross proceeds, listing fees and legal and other costs. Such costs were recorded as a reduction to “Additional paid in capital” on the Condensed Consolidated Balance Sheets.  Using the Black Scholes model, the fair value of the Series A warrants issued was approximately $2.1 million and the incremental fair value of the Series B warrants, when compared to the warrants that they replaced, was approximately $0.3 million. The Black Scholes inputs for the Series A warrants included the closing stock price on July 16, 2019 (the day preceding the date the Company entered into the agreement to issue the shares) of $0.33, the exercise price and exercise period of the warrants, the Company’s applicable volatility rate for the period of the Series A warrants of 95%, and the applicable risk-free rate of 1.9%.  The Black Scholes inputs for the Series B warrants included the closing stock price on July 16, 2019 of $0.33, the exercise price and exercise period of the warrants, the Company’s applicable volatility rate for the period of the Series B warrants of 88%, and the applicable risk-free rate of 1.9%.

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

During the nine months ended September 30, 2019 the Company sold 2,113,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $590,000.  In addition, approximately $58,000 of LPC Program costs were amortized, resulting in a remaining balance of $376,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of September 30, 2019.

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

During the first nine months of 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000.  As of September 30, 2019, approximately $135,000 of deferred ATM Program costs remained, recorded in “Other long term assets” on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2019 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2018	340,001	$0.45
Granted during the period	312,000	0.26
Restrictions lifted during the period	(290,664)	0.39
Forfeited during the period	—	—
Outstanding September 30, 2019	361,337	$0.33

For the nine months ended September 30, 2019 the Company recognized approximately $100,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $84,000 over the next 32 months. Of the 290,664 grants for which the restriction was lifted 186,665 were related to grants made in prior years and 103,999 were related to grants made during the current year for which one third of the shares vested on the grant date.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2019 and the changes during the nine months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2018	30,310	$8.06
Granted during the period	—	—
Forfeited or expired during period	—	$—
Exercised during period	—	—
Outstanding September 30, 2019	30,310	$8.06
Exercisable at end of period	30,310	$8.06
Granted and vested	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2019 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2018	2,230,038	$0.93
Granted during the period	600,000	0.24
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding September 30, 2019	2,830,038	$0.78

For the nine months ended September 30, 2019 the Company recognized approximately $145,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $91,000 over the next eight months.

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

At December 31, 2018 the Company had awarded 1,620,000 KELTIP Units to two officers of the Company, reported as a liability of approximately $356,000 and included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets on the basis that the Company had the intent to settle the obligation in cash.  Through December 31, 2018, the KELTIP Units were marked to market at the end of each reporting period and for the nine months ended September 30, 2018 the Company recognized an approximate $338,000 reduction to compensation expense related to the KELTIP Units.

On February 26, 2019, the Company awarded an additional total of 705,000 KELTIP Units to two officers of the Company.  Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, the Company recorded approximately $254,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity.  The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019.  The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018. All KELTIP Units are recorded in equity at September 30, 2019.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at September 30, 2019 and the changes during the nine months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2018	11,517,696	$0.81
Granted during period	8,653,846	0.35
Dilution adjustment	168,669	0.80
Expired during period	(5,686,365)	0.80
Exchanged during the period:
May 2016 warrants	(4,500,000)	0.75
Series B warrants	4,500,000	0.35
Exercised during period	—
Outstanding September 30, 2019	14,653,846	$0.39

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.

In September 2014, the Company closed on a registered public offering and concurrent private placement with The Sentient Group (“Sentient”) in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share.  A total of 4,746,000 warrant shares were issued that became exercisable on March 11, 2015. Pursuant to the anti-dilution clauses in the 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program, the issuance of shares to Hecla in August 2017, the Registered Purchase Agreement with LPC and LPC share sales (discussed above) and the July 17, 2019 registered direct offering. Prior to their expiration on September 10, 2019, the number of shares of common stock issuable upon exercise of the September 2014 warrants increased from the original 4,746,000 shares to 5,686,365 shares (940,365 share increase) and the exercise price had been reduced from the original $1.21 per share to $0.80 per share. The 5,686,365 warrants expired on September 10, 2019, five years from the original date of issuance.

In May 2016, the Company issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. In connection with the offering, each investor received an unregistered warrant to purchase three-quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares have an exercise price of $0.75 per share, became exercisable on November 7, 2016 and were exercisable until November 6, 2021, five years from the initial exercise date. In connection with the July 2019 registered direct offering discussed above, the Company agreed to exchange, on a one-for-one basis, 4,500,000 of the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share.  Each Series B warrant is exercisable six months from the date of issuance and has a term expiring in May 2022.

As discussed above, on July 10, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.

All outstanding warrants are recorded in equity at September 30, 2019 and December 31, 2018.

18.     Revenue, Deferred Revenue and Related Costs Oxide Plant Lease and Oxide Plant Lease Costs

For the nine months ended September 30, 2019 the Company recorded revenue of approximately $5.9 million and related costs of approximately $1.8 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 842.  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million upfront cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price.  The option and lease extension were memorialized in (i) an Option Agreement dated August 2, 2017 among the Company and Hecla Mining Company (the “Option Agreement”), and (ii) a Second Amendment to Master Agreement and Lease Agreement dated August 2, 2017 among Minera William S.A. de C.V., an indirect subsidiary of the Company, and Minera Hecla S.A.  de C.V., an indirect subsidiary of Hecla Mining Company (the “Second Amendment”). Under the Second Amendment, Hecla had an option to extend the lease to December 31, 2020 by exercising the option no later than October 3, 2018.  On October 1, 2018 Hecla exercised the Second Amendment option and extended the lease to December 31, 2020.  All of the fixed fees and throughput related charges remain the same as under the original lease.  Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.  Pursuant to the Second Amendment, Hecla has the right to terminate the lease during the Extension Period for any reason with 120 days’ notice.  Hecla will also have a one-

time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if the Company decides to use the oxide plant for its own purposes before December 31, 2020.

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Other operating income” in the Condensed Consolidated Statements of Operations.  During the nine months ended September 30, 2019 the Company recognized approximately $0.2 million of amortized income related to the upfront cash payment. As of September 30, 2019, the unamortized portion of the lease option totaled approximately $0.4 million, recorded as short and long term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

For the nine months ended September 30, 2018 the Company recorded revenue of approximately $5.3 million and related costs of approximately $1.7 million associated with the lease of the Velardeña Properties oxide plant. During the nine months ended September 30, 2018 the Company also recognized approximately $0.2 million of amortized income related to the upfront cash payment from Hecla discussed above.

19.     Interest and Other Income (Expense), Net

For the nine months ended September 30, 2019 the Company recognized approximately $0.2 million other expense primarily related to the sale of Golden Tag shares held by the Company (see Note 6).  For the nine months ended September 30, 2018 the Company recognized approximately $0.1 million of other income primarily related to the mark-to-market of Golden Tag shares held by the Company (see Note 6).

20.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,569)	$(839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	814	897
Accretion of asset retirement obligation	167	147
Loss (gain) on trading securities	217	(50)
Asset write off	19	11
Gain on reduction of asset retirement obligation	(63)	—
Gain on sale of assets	(144)	(4,335)
Stock compensation	725	111
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in plant lease receivable	21	(167)
Increase in right of use assets	(396)	—
Decrease in prepaid expenses and other assets	244	271
Decrease (increase) in inventories	3	(9)
Decrease in value added tax recoverable, net	2	128
Decrease in reclamation liability	(5)	(17)
Increase in accounts payable and accrued liabilities	135	395
Increase in leasehold liability	427	—
Decrease in deferred revenue	(219)	(219)
Increase in deferred liabilities	1,500	—
Decrease in other liabilities	—	(25)
Net cash used in operating activities	$(3,122)	$(3,701)

21.     Commitments and Contingencies

At September 30, 2019 and December 31, 2018, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2018.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
September 30, 2019	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,944	$594	$195	$686	$(276)		$—
Corporate, Exploration and Other	—	—	75	1,995	2,027		1
	$1,944	$594	$270	$2,681	$1,751		$1

Nine Months Ended
September 30, 2019
Velardeña Properties	$5,852	$1,804	$587	$1,962	$(959)	$4,502	$1
Corporate, Exploration and Other	—	—	227	6,916	7,519	6,731	27
	$5,852	$1,804	$814	$8,878	$6,560	$11,233	$28

Three Months Ended
September 30, 2018
Velardeña Properties	$1,900	$657	$243	$561	$(312)		$3
Corporate, Exploration and Other	—	—	94	1,981	(1,274)		—
	$1,900	$657	$337	$2,542	$(1,586)		$3

Nine Months Ended
September 30, 2018
Velardeña Properties	$5,267	$1,685	$616	$1,754	$(1,038)	$6,084	$31
Corporate, Exploration and Other	—	—	281	6,145	1,873	8,145	30
	$5,267	$1,685	$897	$7,899	$835	$14,229	$61

23.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At September 30, 2019, Sentient, through the Sentient executive funds, holds approximately 39% of the Company’s 106.7 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the nine months ended September 30, 2019 and 2018 the Company charged Minera Indé approximately $135,000 for services, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

24.      Subsequent Events

On October 16, 2019, the Company entered into an option to purchase agreement for the sale of the Company’s option to earn a 100% interest in the Santa Maria and Las Marias exploration properties to Magellan Gold Corporation.  The agreement provides for a period of up to 150 days for Magellan to complete due diligence and secure financing of not less than $2.0 million.  Under the terms of the agreement, if Magellan exercises its option, Magellan will make a cash payment of $1.0 million to Golden Minerals upon closing. Golden Minerals will retain a 6.5% NSR royalty from all production at Santa Maria until a total of $3.0 million has been paid to the Company. Thereafter, Golden will retain a 3.0% NSR royalty for the balance of the mine’s life.  The Company had previously expensed all costs associated with the two properties and will record income from the agreement as cash is received.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the nine months ended September 30, 2019, our principal source of revenue was from the lease of our oxide plant located near Velardeña, Durango, Mexico. We incurred net operating losses for the nine months ended September 30, 2019 and 2018.

We remain focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.  We are also focused on evaluation activities at our El Quevar exploration property in Argentina, and are continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located primarily in Mexico

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

2019 Highlights

Sale of Santa Maria

On October 16, 2019, we entered into an option agreement for the sale of our right to acquire a 100% interest in the Santa Maria and Las Marias exploration properties to Magellan Gold Corporation (“Magellan”).  The agreement provides for a period of up to 150 days during which Magellan will complete its due diligence review and secure financing of not less than $2.0 million.  Prior to the end of such period, Magellan will have the right to exercise its option to acquire our interests in the project.  If Magellan exercises its option, it will make a cash payment of $1.0 million to us upon closing. We will retain a 6.5% net smelter return (“NSR”) royalty from all production at Santa Maria until a total of $3.0 million has been paid to us. Thereafter, we will retain a 3.0% NSR royalty for the balance of the mine’s life.  If Magellan fails to achieve commercial production from the project within one year following closing, we will not be obligated to convey our interests in the project to Magellan and we will retain our interest in the project with no obligation to return any payments to Magellan.

In September 2018, an updated preliminary economic assessment (“PEA”) was completed for the Santa Maria project that incorporates information from a 22-hole, 4,800-meter drilling program begun in August 2017 and completed in April 2018.  Including the latest drill program, we have drilled 9,900 meters in 59 holes since acquiring the property.  Since 2015, we have completed test mining and processing of 7,100 dry tonnes from the Santa Maria mine west of Hildalgo de Parral, Chihuahua, with average grades 338 grams per tonne (“g/t”) silver (Ag”) and 0.8 g/t gold (“Au”).

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $0.8 million, payable through April 2022. Under the terms of the option agreement, Magellan will assume responsibility for making the additional payments.

Termination of the Agreement to sell the Velardeña Properties and other Assets to Autlán

On June 26, 2019, we entered into a Purchase and Sale Agreement (the “Agreement”) along with our indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for US$22.0 million. Upon execution of the Agreement, Autlán paid us a deposit of US$1.5 million. Under the terms of the Agreement, Autlán had agreed to purchase three of our Mexican subsidiaries, which together hold the Velardeña properties, including the Velardeña and Chicago mines (which are currently on care and maintenance), two processing plants, mining equipment and other adjacent exploration properties. The sale would have also included the Velardeña oxide plant lease as well as the Rodeo and Santa Maria project concessions. The Agreement provided for a period of up to 75 days for Autlán to conduct due diligence related to the three subsidiary companies, the Rodeo concessions and the Santa Maria concessions.  Under the Agreement, Autlán had the right to terminate the Agreement at any time during the due diligence period.  On September 11, 2019, we announced that Autlán exercised its right to terminate the Agreement.  As a result of the termination of the Agreement, we are required to repay the $1.5 million deposit amount, plus interest at 3% per annum, within 90 days following termination (on or before December 8, 2019) (the “Due Date”). If we do not pay such amount prior to the Due Date, then we must convey the Rodeo concessions to Autlán in full settlement of the deposit.  If the Rodeo concessions cannot be conveyed for any reason (as determined by Autlán in its reasonable discretion), we will be required to repay the deposit by making dedicated monthly payments equal to approximately 60 percent of the anticipated cash flow from the lease of the Velardeña oxide plant until the deposit amount is repaid with interest at approximately 11% per annuum.

El Quevar

In September 2019 we released final results from the 2019 drilling program conducted at our El Quevar silver property located in Salta Province, Argentina.  The drilling program totaled 3004 meters in 19 holes at a cost of approximately $0.6 million.  A new shallow high-grade silver zone was partially outlined in the Vince area about 2 kilometers south west of the known Yaxtche deposit.  Four drill holes cut silver intercepts with grades of 500 to 600 g/t Ag over widths of 1 to 4 meters.  These results extend a historical drill intercept by about 200 meters northeast along strike. The zone is open to the north.  Other significant results of the program include a 2.1 meter interval grading 340 g/t Ag, in Yaxtche East.  This hole represents an approximate 50 meters step out from previous drilling and demonstrates the potential to add to the mineral resources in the northeast sector of the Yaxtché deposit.  Drilling at the Argentina prospect located approximately one kilometer east of Yaxtché has also returned silver values in one drill hole with 2 meters of 358 g/t Ag.  These results coincide with previous drilling in the area (8 meters of 779 g/t Ag) and are considered encouraging for the area to host mineralization of potential economic significance.

In September 2018, we completed a PEA prepared pursuant to Canadian National Instrument 43-101 that used a February 2018 revised estimate of mineralized material for the Yaxtché deposit as a basis.  The results of the PEA are summarized in our annual report for the year ended December 31, 2018, filed on Form 10-K.

We are continuing surface exploration in the district to identify further drill targets in the 57,000-hectare property area.  Our property holdings contain two district-scale high sulfidation epithermal systems with potential to host additional precious metals deposits.  We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

Velardeña Oxide Plant Lease Agreement

During the nine months ended September 30, 2019, Hecla processed approximately 123,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $5.8 million, comprised of approximately $4.0 million for direct plant charges and fixed fees and approximately $1.8 million for other net reimbursable costs related to the services we provide under the lease.  Hecla is responsible for the ongoing operation and maintenance of the oxide plant. The $1.8 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $4.0 million for the nine months ended September 30, 2019.

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

We expect Hecla to continue to process material near or above the intended approximately 400 tonnes per day rate during 2019, which generates a net operating margin to us, net of reimbursable costs, of approximately $1.3 million per quarter.  However, because Hecla has the right to terminate the lease with 120 days’ notice, there is no assurance that these amounts will continue through 2020.

Velardeña PEA update

The Velardeña Properties contain two underground mines that were last operated in late 2015, at which point mining activities were suspended when a combination of low metals prices and dilution and metallurgical challenges rendered operations unprofitable.   We elected to preserve the asset for future use, and since that time we have evaluated and tested various mining methods and processing alternatives that could enable sustainable profitable operations.

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities have prompted us to engage the engineering firm Tetra Tech to complete an updated PEA for the Velardeña Properties, prepared pursuant to Canadian National Instrument 43-101. The updated PEA will incorporate refinements to the resource model as well as a bio-oxidation processing methodology designed to enhance the recovery of gold from pyrite and arsenopyrite that is common in the veins at both the Velardeña and Chicago mines. Previous test work has shown bio-oxidation and subsequent cyanide leaching of the pyrite concentrates from the Santa Juana mine area to achieve gold recoveries over 90%.  Testing is in progress to confirm the previous study results using a newly prepared pyrite-arsenopyrite concentrate from current levels of the Santa Juana mine workings.  We expect the PEA to be completed during the first quarter 2020

Rodeo

Rodeo, a 1,900-hectare gold project located about 80 kilometers west of Velardeña, contains approximately 46,000 ounces of gold with an average grade of 3.3 g/t, as referenced in a mineral resource estimate prepared in accordance with Canadian National Instrument 43-101 by Tetra Tech dated January 26, 2017.  Rodeo represents a source of mineralized material that may be processed at Velardeña’s oxide mill once our lease of that mill to Hecla Mining Co. concludes. Hecla currently has the right to use the mill through December 2020.

We plan to initiate a small drilling program at Rodeo to provide greater resource definition for a mine plan and to provide samples for additional metallurgical testing. We have begun the process of obtaining the required mining and environmental permits for an open pit mining operation, a process that could take up to one year. Complementary to the permitting process, we have initiated a PEA study to document the possible economic results of the planned operation. The resulting report, which will be prepared using 43-101 guidelines, is planned to be published in early 2020.

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

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled.   Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program.   Subject to the availability of capital, we intend to begin a drill program in the first quarter of 2020 to test the most promising portions of the veins.

Sand Canyon

During the second quarter 2019 we entered into an earn-in agreement with Golden Gryphon Explorations for the Sand Canyon project located in northwestern Nevada, where surface work has identified a large system of epithermal veins with potential for gold and silver deposits.  We hold an option to earn a 60% interest in the Sand Canyon project by spending $2.5 million in exploration expenses over four years, with guaranteed minimum expenditures of $0.5 million in year one. To continue to earn interest in the project, we must spend at least $0.75 million in each of years two and three and $0.5 million in year four, and drill at least 5,000 feet of core or 10,000 feet of reverse circulation or a combination of the two, by the end of the second year. We paid $25,000 cash and $50,000 in reimbursed exploration expenditures to acquire the option and will make staged payments of a total additional $135,000 ($35,000 in 2020, $50,000 in 2021 and $50,000 in 2022) over the next three anniversaries of the agreement.

We have completed surface exploration activities on the project including mapping and geochemical sampling to identify drill targets.  Based on this work the process to obtain drill permits has been initiated and, subject to the availability of capital we expect to be able to begin drilling by the first quarter 2020 or early.

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

During the nine months ended September 30, 2019 we sold 2,113,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $590,000.

Offering and private placement transaction

On July 17, 2019, we entered into an agreement with certain institutional investors providing for the issuance and sale of 8,653,846 shares of our common stock at a price of $0.26 per share, and in a concurrent private placement transaction, the issuance of 8,653,846 Series A warrants to purchase up to 8,653,846 shares of our common stock at an exercise price of $0.35 per share, for aggregate gross proceeds of $2.25 million (the “Offering”).  Each of the investors in the Offering held warrants that were issued by us in May 2016 and were exercisable until November 2021 at an exercise price of $0.75 per share. In connection with the Offering, we also agreed to exchange, on a one-for-one basis, the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share.  Each Series A warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. Each Series B warrant is exercisable six months from the date of issuance, has a term expiring in May 2022, but is otherwise subject to the same terms and conditions as the Series A warrants.  Total costs for the Offering were approximately $0.3 million, including the placement agent fee of six percent of the aggregate gross proceeds.

As a result of anti-dilution provisions in our outstanding 2014 warrants, the closing of the Offering resulted in adjustments that reduced the exercise price and increased the number of shares issuable under 2014 warrants. Pursuant to the anti-dilution provisions in the 2014 warrants, the number of shares of common stock issuable upon exercise of the 2014 warrants was increased from 5,551,344 shares to 5,686,365 shares (135,021 share increase), and the 2014 warrants’ exercise price was decreased from $0.84 per share to approximately $0.80 per share. The 5,686,365 warrants expired on September 10, 2019, five years from the original date of issuance.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine months ended September 30, 2019 to the results from operations for the three and nine months ended September 30, 2018.

Three Months Ended September 30, 2019

Revenue from oxide plant lease. We recorded revenue of $1.9 million during both three month periods ended September 30, 2019 and 2018, related to the lease of our Velardeña oxide plant to a third party.

Oxide plant lease costs. We recorded $0.6 million and $0.7 million of costs related to the oxide plant lease during the three-month periods ended September 30, 2019 and 2018, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Yoquivo, Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $0.9 million and $1.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively.  Exploration expense for both years was incurred primarily in Mexico.

Velardeña shutdown and care and maintenance costs. We recorded $0.4 million for each of the three months ended September 30, 2019 and September 30, 2018, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. For the three months ended September 30, 2019 we incurred $0.6 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  For the three months ended September 30, 2018 we incurred $0.4 million in expenditures.  The 2019 costs are greater due to increased drilling and evaluation costs incurred in 2019.

Administrative expense.  Administrative expenses totaled $0.7 million for each of the three months ended September 30, 2019 and September 30, 2018. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.7 million of administrative expenses we incurred during the three months of 2019 is comprised of $0.3 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.1 million of insurance, rents, travel expenses, utilities and other office costs. The $0.7 million of administrative expenses we incurred during the three months of 2018 is comprised of $0.3 million of employee compensation and directors’ fees, $0.2 million of professional fees and $0.2 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During each of the three months ended September 30, 2019 we incurred $0.1 million of expense related to stock-based compensation. During the three months ended September 30, 2018 we recorded a reduction to stock-based compensation of $0.1 million related to the mark-to-market of KELTIP shares. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended September 30, 2019 and 2018 we incurred approximately $57,000 and $53,000 of reclamation expense, respectively, related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.1 million of other operating income for the three months ended September 30, 2019, related primarily to the sale of property in Peru. We recorded $3.2 million of other operating income for the three months ended September 30, 2018, with $3.0 million related to the sale of the Celaya property and $0.2 million related to the farm out of the Zacatecas property to Santacruz.

Depreciation, depletion and amortization. During each of the three-month periods ended September 30, 2019 and September 30, 2018 we incurred depreciation, depletion and amortization expense of approximately $0.3 million.

Interest and other expense, net. We recorded approximately $0.1 million of interest and other expense, net for the three months ended September 30, 2019 primarily related to the sale of common shares we owned in a junior mining company.  We recorded $0.1 million of interest and other expense, net for the three months ended September 30, 2018, primarily related to the mark-to-market of certain common stock we owned in a junior mining company.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for the three months ended September 30, 2019 and a nominal foreign currency gain for the three months ended September 30, 2018. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a nil amount income tax expense for each of the three months ended September 30, 2019 and September 30, 2018.

Nine Months Ended September 30, 2019

Revenue from oxide plant lease. We recorded revenue of $5.9 million and $5.3 million during the nine months ended September 30, 2019 and 2018, respectively, related to the lease of our Velardeña oxide plant to Hecla.

Oxide plant lease costs. We recorded $1.8 million and $1.7 million of costs related to the oxide plant lease during the nine-month periods ended September 30, 2019 and 2018, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Yoquivo, Santa Maria and other properties, property holding costs and allocated administrative expenses, totaled $3.1 million and $3.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.  Exploration expense for both years was incurred primarily in Mexico.  The increase for the period ended September 30, 2019 is due to increased expenditures at the Nevada Sand Canyon project, which was acquired in 2019.

El Quevar project expense. For the nine months ended September 30, 2019 we incurred $1.6 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina.  For the nine months ended September 30, 2018 we incurred $0.9 million in expenditures.  The 2019 costs are greater due to drilling costs related to the new drilling program which began in March 2019.

Velardeña shutdown and care and maintenance costs. We recorded $1.4 million for each of the nine months ended September 30, 2019 and 2018, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

Administrative expense.  Administrative expenses totaled $2.8 million and $2.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $2.8 million of administrative expenses we incurred during the nine months of 2019 is comprised of $1.1 million of employee compensation and directors’ fees, $1.0 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs. The $2.6 million of administrative expenses we incurred during the first nine months of 2018 is comprised of $1.1 million of employee compensation and directors’ fees, $0.7 million of professional fees and $0.8 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the nine months ended September 30, 2019 and 2018 we incurred $0.7 million and $0.1 million, respectively, of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the nine-month periods ended September 30, 2019 and 2018 we incurred approximately $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded $0.2 million of other operating income for the nine months ended September 30, 2019, related primarily to the sale of surplus equipment in Argentina and property in Peru. We recorded $4.6 million of other operating income for the nine months ended September 30, 2018, consisting of $4.0 million related to an option payment and the ultimate sale of our Celaya property, $0.5 million from payments received on our Zacatecas Properties and $0.1 related to utilization of VAT credits in Mexico.

Depreciation, depletion and amortization. During the nine months ended September 30, 2019 and 2018 we incurred depreciation, depletion and amortization expense of $0.8 million and $0.9 million, respectively.

Interest and other expense (income), net. We recorded $0.2 million of interest and other expense, net for the nine months ended September 30, 2019 primarily related to the sale of common stock we owned in a junior mining company.  We recorded $0.1 million of interest and other income for the nine months ended September 30, 2018, primarily related to the mark-to-market of the common stock we owned in a junior mining company.

Gain (Loss) on foreign currency. We recorded a $55,000 foreign currency loss for the nine months ended September 30, 2019. We recorded an approximate $50,000 foreign currency loss for the nine months ended September 30, 2018. The loss for both periods was primarily related to the devaluation of the Argentine peso.  Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a nil amount income tax expense for each of the nine months ended September 30, 2019 and September 30, 2018.

Liquidity, Capital Resources and Going Concern

At September 30, 2019, our aggregate cash and cash equivalents totaled $2.9 million, compared to the $3.3 million in similar assets held at December 31, 2018. The September 30, 2019 balance is due in part from the following expenditures and cash inflows for the nine months ended September 30, 2019.  Expenditures totaled $8.8 million from the following:

•	$3.1 million in exploration expenditures, including work at the Yoquivo, Sand Canyon, Santa Maria and other properties;

•	$1.3 million in care and maintenance costs at the Velardeña Properties;

•	$1.6 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$2.8 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $8.4 million from the following:

•	$4.0 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$1.9 million of net proceeds from the sale of our common stock in a registered direct offering (as described in Note 17);

•	$1.5 million received as a deposit related to the proposed sale of the Velardeña Properties and other mineral concessions to Autlán (as described in Notes 1 and 13);

•	$0.6 million, net of commitment fees and other offering related costs, from the LPC Program (as described in Note 17);

•	$0.1 million from the sale of miscellaneous assets and $0.1 million from the sale of an investment in a junior mining company (Note 6); and

•	$0.2 million from a decrease in working capital primarily related to increased accounts payables for general and administrative expenses.

In addition to the $2.9 million cash balance at September 30, 2019, in October 2019 we entered into an option to purchase agreement for the sale of our interest in the Santa Maria property and expect to receive an initial cash payment of $1.0 million in connection with the transaction by the end of the first quarter 2020 (Note 24).  We also expect to receive an additional approximately $4.8 million in net operating margin from the lease of the oxide plant through the end of the third quarter 2020.  Our budgeted expenditures, totaling $9.8 million, during the next twelve months ending September 30, 2020 are as follows:

•

Approximately $2.5 million on exploration activities and property holding costs related to our portfolio of exploration properties located in Mexico, Nevada and Argentina, including project assessment and evaluation costs relating to Yoquivo, Sand Canyon and other properties;

•	Approximately $1.6 million at the Velardeña Properties for care and maintenance;

•	Approximately $1.5 million for repayment of the Autlán deposit according to the terms of the Agreement (as described in Note 1);

•	Approximately $0.8 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs;

•	Approximately $3.1 million on general and administrative costs; and

•	Approximately $0.3 million for income tax payments due in Canada.

Our currently budgeted expenditures of $9.8 million are slightly greater than the cash resources of $8.7 million that are expected to be available during the period.  Therefore, during the remainder of 2019 and through September 30, 2020, we will take appropriate actions, which may include sales of certain of our exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program (as defined in Note 17 below), the LPC Program or otherwise.

The actual amount of cash expenditures that we incur during the twelve-month period ending September 30, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar.  Likewise, the actual amount of cash receipts that we receive during the period may vary significantly from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease, an unexpected early termination of the oxide plant lease by the lessee, or the election by the purchaser of the Santa Maria property to terminate the proposed acquisition prior to payment of the initial $1.0 million portion of the purchase price.   If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we would need to take more aggressive actions to maintain sufficient cash balances over the next twelve months.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our consolidated financial statements are dependent on its ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.  We believe the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended September 30, 2019.

Recent Accounting Pronouncements

During the first quarter 2019 we adopted ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and ASU No. 2018-11 “Leases (Topic 842)” (“ASU 2018-11”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. We currently lease administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term, anticipated revenues, and potential future tailings expansion; the El Quevar project, including assumptions and projections contained in the El Quevar PEA, the timing of results from the current drilling program and our plans regarding further advancement of the project; the Santa Maria property, including the assumptions and projections contained in the updated Santa Maria, and other expectations regarding the project; the Yoquivo project, including future drilling plans and exploration activities; anticipated income from the use of our ATM Program and LPC Program; our financial outlook for the remainder of 2019 and the first nine months of 2020, including anticipated income and expenditures; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks.

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

•	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
•	The election by the purchaser of our Santa Maria property to terminate the purchase agreement without payment of the initial cash payment of $1.0 million;
•	Continued decreases or insufficient increases in silver and gold prices;
•

Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results;

•

Unfavorable results from exploration at the Santa Maria, Rodeo, Yoquivo, Navegantes, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;

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
•

The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and item 1A of this Report on Form 10-Q.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

The risk factors for the nine months ended September 30, 2019 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

GOLDEN MINERALS COMPANY

Date:	November 12, 2019	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	November 12, 2019	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer