Form 10-K
period 2019-12-31
Golden Minerals Co
filed 2020-02-27
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-13627

GOLDEN MINERALS COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	26-4413382
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Indiana Street, Suite 650
Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(303) 839-5060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AUMN	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $15.4 million, based on the closing price of the registrant’s common stock of $0.28 per share on the NYSE American on June 28, 2019. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2019 included all directors and officers and one shareholder that held approximately 42% of its outstanding common stock. The number of shares of common stock outstanding on February 25, 2020 was  108,104,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

GOLDEN MINERALS COMPANY

FORM 10-K

YEAR ENDED DECEMBER 31, 2019

References to “Golden Minerals, the “Company,” “our,” “we,” or “us” mean Golden Minerals Company, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements and forward-looking information (collectively, “forward-looking statements”) within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable securities laws. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.  These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term, anticipated revenues, care and maintenance costs, and potential future tailings expansion; expectations regarding the updated Velardeña PEA; the El Quevar project, including assumptions and projections contained in the El Quevar PEA (including life of mine, grade and production expectations), the timing of results from the current drilling program and our plans regarding further advancement of the project; the Santa Maria property, including the assumptions and projections contained in the updated Santa Maria PEA (including life of mine, grade and production expectations)and other expectations regarding the project, and the proposed sale of 100% of our interest in the property; future evaluation and drilling plans and exploration activities at Sand Canyon, Yoquivo, Rodeo and other properties; our financial outlook in 2020, including anticipated income from the use of our ATM Program and LPC Program (each defined herein) and expenditures during the year; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•Lower revenue than anticipated from the oxide plant lease, which could result from delays or problems at Hecla’s San Sebastian mine or at the oxide plant, permitting problems at Hecla’s San Sebastian mine or the oxide plant, earlier than expected termination of the lease or other causes;

•	Higher than anticipated care and maintenance costs at El Quevar in Argentina or the Velardeña Properties in Mexico;
•	The election by the purchaser of our Santa Maria property to terminate the purchase agreement without payment of the initial cash payment of $1.0 million;

•Decreases in silver and gold prices;

•Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of decreased silver and gold prices or unfavorable exploration results;

•Unfavorable results from exploration at the Sand Canyon, Rodeo, Yoquivo, Santa Maria or other exploration properties and whether we will be able to advance these or other exploration properties;

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

•	Our ability to acquire additional concessions in Mexico based on the economic and environmental policies of Mexico’s current or future governmental authorities;

•	Volatility in the market price of our common stock; and

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

“Net Smelter Return Royalty” or “NSR Royalty” means a defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of transportation, insurance, and processing costs.

“Open Pit” means a mine working or excavation open to the surface.

“Ore” means material containing minerals that can be economically extracted.

“Outcrop” means that part of a geologic formation or structure that appears at the surface of the earth.

“Oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen).

“Precious Metal” means any of several relatively scarce and valuable metals, such as gold and silver.

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

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a mining company holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the State of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Nevada and Argentina. The Velardeña Properties and the El Quevar advanced exploration property are our only material properties.

We remain focused on evaluating and searching for mining opportunities in North America with near term prospects of mining, and particularly for properties in Mexico within reasonable haulage distances of our Velardeña processing plants. We are also focused on evaluation activities at our El Quevar exploration property in Argentina and are continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located primarily in Mexico.

Our management team is comprised of experienced mining professionals with extensive expertise in mineral exploration, mine construction and development, and mine operations. Our principal office is located in Golden, Colorado at 350 Indiana Street, Suite 650, Golden, CO 80401, and our registered office is the Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801. We also maintain an office at the Velardeña Properties in Mexico and exploration offices in Argentina and Mexico.

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

Prior to suspending mining and processing at the Velardeña Properties in November 2015, we had revenues from the sale of silver, gold, lead and zinc products from the Velardeña and Chicago mines. We have not completed a feasibility study with regard to any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2019, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

El Quevar Project. We continue to advance our El Quevar silver project in Salta Province, Argentina.  In September 2019, we released final results from the 2019 drilling program conducted at the El Quevar property, which began to outline a new shallow high-grade silver zone in the Vince area about 2 kilometers south west of the known Yaxtché deposit and suggested the potential to add to existing mineralized material estimates in the northeast sector of the Yaxtché deposit. We are continuing surface exploration in the district to identify further drill targets in the 57,000-hectare property area. Our property holdings contain two district-scale high sulfidation epithermal systems with potential to host additional precious metals deposits. We plan to continue to advance El Quevar as much as possible within the limits of our current exploration budget and remain open to finding a partner to contribute to the funding of further exploration and development.

Exploration Focus. We are focused on evaluating and searching for mining opportunities in North America with high precious metal grades and low development costs with near term prospects of mining, and particularly properties within reasonable haulage distances of our Velardeña processing plants. We are also continuing our exploration efforts on selected properties in our portfolio of approximately [12] exploration properties located in Mexico, Nevada and Argentina.

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

Of the two underground mines comprising the Velardeña Properties, the Velardeña mine includes five different major vein systems including the Terneras, Roca Negra, San Mateo, Santa Juana and San Juanes systems. During 2015, we mined from the San Mateo, Terneras and Roca Negra vein systems as well as the Santa Juana vein system to augment grades as mining and processing rates ramped up.

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

The following map shows the location of the Velardeña Properties.

SINALOA
Torreon
Saltillo
Culiacán
DURANGO
Durango
ZACATECAS
Mazatlán
MEXICO
SAN LUIS POTOSI
Velardeña Properties
NAYARIT
AGUASCALIENTES
Aguascalientes
GUANAJU
León
Santa Juana
Roca Negra
Terneras
San Juanes
San Mateo
Sulfide Plant
Chicago
Oxide Plant
Velardeña
Highway 40D
Major Veins
Velardeña Claims
Kilometers
0
0.5
1
GOLDEN MINERALS COMPANY
VELARDEÑA LOCATION AND FACILITIES
N
Service Layer Credits: Source: Esri, DigitalGlobe, GeoEye, Earthstar Geographics, CNES/Airbus DS, USDA, USGS, AeroGRID, IGN, and the GIS

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

Title and Ownership Rights

We hold the concessions comprising the Velardeña Properties through our wholly-owned Mexican subsidiary Minera William S.A. de C.V. At present, a total of 28 mineral concessions comprise the Velardeña Properties. The Velardeña Properties encompass approximately 316 hectares. The mineral concessions vary in size, and the concessions comprising each mineral property are contiguous within each of the Velardeña and Chicago properties. We are required to pay annual concession holding fees to the Mexican government to maintain our rights to the Velardeña mining concessions. In 2019, we made such payments totaling approximately $78,000 and expect to pay approximately $23,000 in 2020. We also own the surface rights to 144 hectares that contains the oxide plant, tailings area and access to the Chicago mine, along with surface lands that may be required for potential plant expansions.

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

We hold water concessions in wells that provide water for the Velardeña Properties. In Mexico, water concessions are granted by the National Commission of Water (“CNA”). Currently no new water concessions are being granted by the CNA; however, companies can acquire water concessions through purchase or lease from current concession holders. We hold title to three wells located near the sulfide plant and hold certificates of registration to three wells located near the oxide plant. We are licensed to pump water from all six wells up to a permitted amount. We are required to make annual payments to the CNA to maintain our rights to these wells. In 2019 we made such payments totaling approximately $25,000 and expect to pay approximately the same amount in 2020. We are required to pay a fine to the CNA each year if we use too much water from a particular well or alternatively if we do not use a minimum amount of water from a particular well.

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

The following table shows the reduction in mineralized material reported in the Tetra Tech report that resulted from extraction and processing of mineralized material in 2015. As a result of the shutdown of mining and processing in November 2015, there are no results for 2016, 2017, 2018 or 2019.

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

Velardeña Properties Activities

In 2019 we received approximately $7.7 million in revenue from the lease of the oxide plant at Velardeña, comprised of approximately $5.3 million for direct plant charges and fixed fees and approximately $2.4 million for other net reimbursable costs related to the services we provide under the lease. The lease is described in detail below. We also incurred approximately $1.7 million in expenses related to shut down costs and maintenance at our Velardeña Properties as a result of the suspension of mining and processing activities in November 2015. We retained a core group of employees, most assigned to operate the oxide plant that is leased to a third party and not affected by the shutdown. The retained employees also include an exploration group and an operations and administrative group to continue to advance our plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer-term value of the Velardeña assets.

In July 2015 we entered into a leasing agreement with Hecla to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, and in the third quarter 2016, the lease was extended through June 2017. The 2016 extension included an agreement under which Hecla would construct, at its cost, certain tailings expansion facilities to accommodate Hecla's increased use of tailings capacity in excess of an agreed amount, while preserving flexibility for future tailings expansions. The tailings expansion has since been completed. The parties agreed that Hecla would either leave unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility or construct an additional expansion at its cost. In connection with their agreement regarding tailings impoundment expansions, the parties agreed that Hecla had the right to extend the lease for an additional 18 months following June 30, 2017, or until December 31, 2018. On March 24, 2017, Hecla exercised its right to extend the lease until December 31, 2018.

On August 2, 2017, we granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020. On October 1, 2018, Hecla exercised its option to extend the oxide plant lease until December 31, 2020. On December 2, 2019 we entered into an additional amendment of the lease agreement with Hecla to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020, from $22 per tonne to $11 per tonne, however, the per tonne fee reverts back to $22 per tonne for any month in which either of the following conditions are met: (1) the Comex daily silver spot closing average price for such month is $20 per ounce or greater, and (2) the mill head grade average from the metallurgical balance for such month is 1,000 grams per ton equivalent silver head grade or greater. If either condition is met in any month, Hecla will pay the higher fee of $22.00 per tonne on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the lease agreement; the monthly lease payment of $125,000 per month is not affected by the amendment. The latest amendment also extended notice period for Hecla’s right to terminate the lease for any reason from 120 days’ notice to 150 days. Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

Hecla is responsible for ongoing operation and maintenance of the oxide plant. During the year ended December 31, 2019, Hecla processed approximately 158,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $7.7 million, comprised of approximately $5.3 million for direct plant charges and fixed fees and approximately $2.4 million for other net reimbursable costs related to the services we provide under the lease. The $2.4 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $5.3 million for the year ended December 31, 2019. However, because Hecla has the right to terminate the lease on 150 days’ notice, there is no assurance that these amounts will be received.

Mining and Processing

Aside from some minor test mining and crushing activities, there were no mining or processing activities, other than the Hecla lease, at our Velardeña Properties in 2018 or 2019 as a result of the shutdown of the mining and sulfide processing activities in November 2015. We expect to incur approximately $0.4 million in quarterly holding costs for as long as mining and processing activities remain suspended.

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

Legislation Affecting Mining

The Mining Law, originally published in 1992 and amended in 1996, 2005, 2006 and 2014, is the primary legislation governing mining activities in Mexico. Other significant legislation applicable to mining in Mexico includes the regulations to the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Fire Arms and Explosives, the General Law on Ecological Balance and Environmental Protection and regulations, the Federal Law of Duties and the Federal Law on Metrology and Standards.

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

El Quevar

Location and Access

Our El Quevar silver project is located in the San Antonio de los Cobres municipality, Salta Province, in the altiplano region of northwestern Argentina, approximately 300 kilometers by road northwest of the city of Salta, the capital city of the province. The project is also accessible by a 300-kilometer dirt and gravel road from the city of Calama in northern Chile. The small village of Pocitos, located about 20 kilometers to the west of El Quevar, is the nearest settlement. We have established a camp approximately 10 kilometers west of the project to house project workers. A high-tension power line is located approximately 40 kilometers from the site, and a high-pressure gas line devoted to the mining industry and subsidized by the Salta government is located within four kilometers of the El Quevar camp.

The El Quevar project is located near Nevado Peak with altitudes at the concessions ranging from 3,800 to 6,130 meters above sea level. The climate of the area is high mountain desert, with some precipitation in summer (such as snow) and little snow in winter.

The following map shows the location of the El Quevar project.

67°0'0"W
66°0'0"W
24°0'0"S
25°0'0"S
N
OLACAPATO
SAN ANTONIO DE LOS COBRES
POCITOS
TOLAR GRANDE
Salta
EL QUEVAR PROJECT CLAIM BOUNDARY
SALTA
CAMPO QUIJANO
79
51
Argentina
SALTA
Quevar Claims
Salta Province
Kilometers
0 12.5 25 50
GOLDEN MINERALS COMPANY
EL QUEVAR PROJECT LOCATION MAP
Salta, Argentina
MARCH 2018

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

We are required to pay a 1% net smelter return royalty on the value of all minerals extracted from the El Quevar II concession and a 1% net smelter return royalty on one-half of the minerals extracted from the Castor concession to the third party from whom we acquired these concessions. We can purchase one half of the royalty for $1 million in the first two years of production. The Yaxtché deposit is located primarily on the Castor concession. We may also be required to pay a 3% royalty to the Salta Province based on the net smelter value of minerals extracted from any of our concessions less costs of processing. To maintain all of the El Quevar concessions, we paid canon payment fees to the Argentine government of approximately $57,000 and $36,000 in 2018 and 2019, respectively. In 2020 we expect to pay approximately $30,000.

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

In 2017, Wood Group USA, Inc. (formerly known as Amec Foster Wheeler E&C Services, Inc.) (“Wood”) undertook an analysis and re-modeling of data utilized in a 2012 mineralized material estimate based on results from 270 core drill holes and assumed mining material from the Yaxtché deposit. The Wood estimate, which we announced in February 2018, used updated geologic controls and a modeling method that optimized silver grade assuming mining would occur solely underground.

In September 2018, we completed a PEA prepared pursuant to NI 43-101 that used the February 2018 revised estimate of mineralized material for the Yaxtché deposit as a basis. The PEA contemplates a six-year underground mining operation using pre-existing and new underground development at a mine production rate of 1,200 tonnes per day using a post-pillar cut-and-fill mining method that will deliver 2.45 million tonnes of diluted sulfide material at an average grade of 409 g/t silver. As contemplated in the PEA, the mined material would be processed using a conventional single product flotation mill that would produce a silver-rich bulk concentrate suitable for sale.

For further detail regarding mineralized material, see “CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL”.

Exploration and Advancement of El Quevar

The Yaxtché deposit is the primary target currently identified at the El Quevar project. In the first quarter 2019, we initiated a 3,000 meter, approximately $0.6 million, drilling program to further define the potential for additional mineralized material in the Yaxtché deposit and surrounding area and completed that drill program in the second quarter 2019. In September 2019, we released final results from the drilling program.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2019 Highlights – El Quevar” for a discussion of the 2019 drill program.

We spent approximately $1.3 million and $2.0 million at our El Quevar project in 2018 and 2019, respectively. The increase in 2019 was primarily related to a drilling program conducted during the year. From the inception of our exploration activities in 2004 through December 31, 2019 we have spent approximately $82.0 million on exploration and related activities at El Quevar, including amounts spent by our predecessor, Apex Silver Mines Limited. In 2020, we expect to spend approximately $0.8 million at our El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs.

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

Exploration Properties

In addition to Velardeña and El Quevar, we currently control a portfolio of approximately 12 exploration properties located primarily in certain traditional precious metals producing regions of Mexico, Nevada and Argentina. We do not consider any of our exploration properties to be individually material, including those noted below.

In 2020 we plan to focus our exploration efforts primarily on evaluating and searching for mining opportunities in North America with near term prospects of mining. We are also focused on continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located in Mexico, Nevada, and Argentina. During 2020 we expect our expenditures for the exploration program to total approximately $3.0 million, with approximately $0.3 million in property holding costs in Mexico, $0.1 million in holding costs in Nevada and approximately $0.5 million in administrative and general reconnaissance costs in Mexico.

Sale of Mogotes and Pistachon Properties

On December 18, 2019, we sold the non-strategic Mogotes and Pistachon properties in Mexico to a subsidiary of Industrias Peñoles for $3.0 million. The Mogotes and Pistachon properties are comprised of a total of four mining concessions located near our Velardeña Properties in Durango State, Mexico and adjacent to mineral concessions controlled by subsidiaries of Industrias Peñoles. None of the claims in the properties contained any identified mineralized material estimates.

Rodeo

Our Rodeo claims are comprised of approximately 1,900-hectares located 80 kilometers west of the Velardeña Properties in Durango, Mexico. Previous exploration by other companies has identified a gold-bearing epithermal system exposed at the surface. During 2016, we completed a 2,080-meter core drilling program at the Rodeo property at a cost of approximately $0.4 million. The results from the program show a gold and silver bearing epithermal vein and breccia system with encouraging gold and silver values over an approximate 50 to 70-meter true width. The system is exposed at the top of a northwesterly striking ridge and dips steeply to the northeast over about one kilometer of strike length.

During January 2017, Tetra Tech completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to NI 43-101, based on two different operating scenarios. The first operating scenario reflects a smaller amount of higher-grade material and estimated mineralized material of 0.4 million tonnes containing 3.3 gpt gold and 11 gpt silver. This scenario provides a potentially shorter time to processing with lower capital costs since we already own the mill, located within trucking distance of the Rodeo property. The second operating scenario reflects a larger amount of lower grade material and estimated mineralized material of 3.6 million tonnes containing 0.8 gpt gold and 12 gpt silver. The second mineralized material estimate envisions a standalone heap leach operation, depending on leachability of the material and development and operating costs. We believe the Rodeo material, as currently identified, could provide additional mined material for our Velardeña oxide mill following the completion of the Hecla lease, which is currently set to expire on December 31, 2020.

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

We plan to initiate a small drilling program at Rodeo to provide greater resource definition for a mine plan and to provide samples for additional metallurgical testing. We have begun the process of obtaining the required mining and environmental permits for an open pit mining operation, a process that could take up to one year. Complementary to the permitting process, we have initiated an internal study to support the potential economic results of the planned operation.

Yoquivo

The Yoquivo property was acquired in 2017 and with the recent additional acquisition of a claim internal to the exterior boundary the project consists of 1,975 hectares in 7 claims that cover an epithermal vein district hosted in Tertiary andesitic volcanic rocks that is exposed in an erosional window through Oligocene rhyolite on the eastern margin of the Sierra Madre Occidental of northern Mexico. The property is 200 km SW of Chihuahua city in the state of Chihuahua, Mexico. Surface rock sampling done in 2018 demonstrated gold and silver values of potential economic interest in several of the veins in the district. We have an option to purchase the six concessions that comprise the Yoquivo property for payments totaling $0.75 million over four years subject to a 2% to 3% NSR royalty on production, capped at $2.8 million.

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled. Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program. Subject to the availability of capital, we intend to begin a drill program in the second or third quarter of 2020 to test the most promising portions of the veins.

Santa Maria

On October 16, 2019, we entered into an option agreement for the sale of our right to acquire a 100% interest in the Santa Maria and Las Marias exploration properties to Magellan Gold Corporation (“Magellan”). The agreement provides for a period of up to 150 days during which Magellan will complete its due diligence review and secure financing for the project. Prior to the end of such period, Magellan will have the right to exercise its option to acquire our interests in the project. Under the terms of the agreement, if Magellan exercises its option, it will make a cash payment of $1.0 million to us upon closing. We will retain a 6.5% NSR royalty from all production at Santa Maria until a total of $3.0 million has been paid to us under the royalty agreement. Thereafter, we will retain a 3.0% NSR royalty for the balance of the mine’s life. If Magellan fails to achieve commercial production from the project within one year following closing, we will not be obligated to convey our interests in the project to Magellan and we will retain our interest in the project with no obligation to return any payments to Magellan.

In August 2014, we entered into an option agreement giving us the right to acquire for $1.2 million the Santa Maria mine, a privately held property comprised of a single mining claim of 18 hectares west of Hidalgo de Parral, Chihuahua State, Mexico. Since 2015, we have completed test mining and processing of approximately 7,100 dry tonnes from the Santa Maria mine, with average grades of 338 gpt silver and 0.8 gpt gold. In March 2017, an updated PEA was completed on our behalf by the engineering firm Tetra Tech, prepared pursuant to NI 43-101, and presented a base case assessment of developing Santa Maria’s mineral deposit. In September 2018, Tetra Tech completed an updated PEA for the Santa Maria project that incorporates data accumulated since March 2017 as well as information from a 22-hole, 4,800-meter drilling program begun in August 2017 and completed in April 2018. In total, we have drilled 9,900 meters in 59 holes since acquiring the property. Since 2015, we have completed test mining and processing of 7,100 dry tonnes from the Santa Maria mine west of Hidalgo de Parral, Chihuahua, with average grades 338 g/t Ag and 0.8 g/t gold (“Au”).

We have the right to acquire 100% of the Santa Maria property under two separate option agreements representing the total concessions that comprise the property for additional payments of $0.6 million, payable through August 2021. The first option agreement covers concessions we acquired in August 2014 and requires an additional minimum payment of approximately $0.2 million in 2020. In addition, until the total due under the first option agreement has been paid, the property owners have the right to 50% of any net profits from mining activities from the concessions related to the option, after reimbursement of all costs incurred by us since April 2015, to the extent that such net profit payments exceed the minimum payments. The second option agreement covers concessions acquired in August 2017 and requires an additional approximately $0.4 million be paid by making additional payments of $0.1 million in 2020 and $0.3 million in 2021. Under the terms of the agreement discussed above, Magellan will assume responsibility for making the additional payments if it elects to exercise the option.

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

We have completed surface exploration activities on the project including mapping and geochemical sampling to identify drill targets. Based on this work we have obtained the necessary drill permits and have begun a drilling program, with initial results expected in the second quarter of 2020.

Executive Officers of Golden Minerals

Name	Age	Position
Warren M. Rehn	65	President and Chief Executive Officer
Robert P. Vogels	62	Senior Vice President and Chief Financial Officer

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

Board of Directors of Golden Minerals

Name	Age	Occupation
Jeffrey G. Clevenger (2)	70	Chairman
Warren M. Rehn	65	President and Chief Executive Officer, Company
W. Durand Eppler (1),(3)	66	Managing Director, Capstone Headwaters MB
Kevin R. Morano (2),(3)	66	Managing Principal, KEM Capital LLC
Terry M. Palmer (1),(3)	75	Retired Certified Public Accountant
Andrew N. Pullar	47	Managing Partner and Director, Sentient Equity Partners
David H. Watkins (1),(2)	75	Director, Commander Resources Ltd., Euro Resources S.A.

Committee Membership

(1)	Audit
(2)	Compensation
(3)	Corporate Governance and Nominating

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

Most silver product is obtained from mining in which silver is not the principal or primary product. The Silver Institute, an international silver industry association, noted that for 2018 only around 26% of output came from so-called primary silver mines, where silver is the main source of revenue.

The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce. On February 25, 2020, the closing price of silver was $18.33 per troy ounce.

	Silver
Year	High	Low
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$14.13
2019	$19.31	$14.38
2020*	$18.78	$17.47

*Through February 25, 2020.

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

The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce. On February 25, 2020, the closing price of gold was $1,650 per troy ounce.

	Gold
Year	High	Low
2012	$1,792	$1,540
2013	$1,694	$1,192
2014	$1,385	$1,142
2015	$1,296	$1,049
2016	$1,366	$1,077
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020*	$1,672	$1,527

*  Through February 25, 2020.

Employees

We currently have 170 employees, including seven in Golden, approximately 152 in Mexico (including approximately 76 assigned to the oxide plant which is leased to a third party and 19 involved in exploration activities), and 11 in Argentina, primarily in connection with the El Quevar project.

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

We have historically incurred operating losses and operating cash flow deficits and we expect to incur operating losses and operating cash flow deficits through 2020; our potential profitability in the foreseeable future would depend on our ability to identify, acquire and mine properties to generate sufficient revenues to fund our continuing activities.

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

As of December 31, 2019, we had approximately $4.6 million in cash and cash equivalents. With anticipated costs during 2020, including exploration expenditures, care and maintenance costs at the Velardeña Properties, exploration and evaluation expenditures and property holding costs at the El Quevar project, and general and administrative expenses, offset by anticipated net operating margin from the lease of the oxide plant of $3.3 million, we expect our current cash and cash equivalent balance will be approximately zero by the end of 2020, unless we are successful in raising additional capital or selling certain exploration assets. Even with these anticipated revenues throughout 2020, our cash balance in 2020 will not be sufficient to provide adequate cash reserves in the event of an unexpected termination of the Hecla lease, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment and development at our other exploration properties, requiring us to seek additional funding from equity or debt or from monetization of non-core assets.

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

   In July 2015 we entered into a leasing agreement with a wholly owned subsidiary of Hecla Mining Company to lease our Velardeña oxide plant for an initial term of 18 months beginning July 1, 2015. The lease agreement contained several lease extension options, which Hecla exercised, extending the current lease term through December 31, 2020. Hecla is responsible for ongoing operation and maintenance of the oxide plant and during the year ended December 31, 2019, Hecla's mining and processing activities resulted in a net margin of $5.3 million for us. The lease may terminate sooner than the end of 2020 if Hecla experiences mining problems or delays at its nearby mine, if there are disputes between Hecla and us, or for other reasons. Hecla has the right to terminate the lease on 150 days’ notice. Moreover, the lease payment from Hecla is based, in part, on the amount of ore processed at the plant, and we have no control over their production.

One of our stockholders owns a significant percentage of our common stock and could block decisions or transactions that could be beneficial to other stockholders.

   One of our stockholders, The Sentient Group, through the Sentient executive funds (“Sentient”), owns approximately 38% of our outstanding common stock. With this level of ownership, Sentient could exert significant control over us, including over the election of directors, changes in the size or the composition of the board of directors, and mergers and other business combinations involving us. Through greater control of the board of directors and increased voting power, including the potential to prevent a quorum at stockholders meetings, Sentient could control certain decisions, including decisions regarding qualification and appointment of officers, operations of the business including acquisition or disposition of our assets or purchases and sales of mining or exploration properties, dividend policy, and access to capital (including borrowing from third-party lenders and the issuance of equity or debt securities). Sentient’s large share ownership will also make it difficult, if not impossible, for us to enter into a change of control transaction that may otherwise be beneficial for our other shareholders.

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

Our Velardeña Properties mining concessions and our other mining concessions in Mexico may be terminated if our obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements. Additionally, in 2014, new mining concessions became subject to additional review and approval by the Mexico Ministry of Energy, and in recent years the federal government has been reluctant to issue new mining concessions at all.

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

Our Velardeña Properties and most of our exploration properties are located in Mexico and are subject to various levels of political, economic, legal, social and other risks.

Our Velardeña Properties are located in Mexico, and, as such, are exposed to various levels of political, economic, legal and other risks and uncertainties, including local acts of violence, such as violence from drug cartels; military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions (including potential instability if the United States withdraws from or renegotiates the North American Free Trade Agreement), currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, given the uncertainties surrounding the policies of the current US Administration, the political relationship between the United States and Mexico may deteriorate, creating further political risk of doing business in Mexico.

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

Our Velardeña Properties and mineral exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our mining and exploration activities or the maintenance of our properties. For example, in January 2014, amendments to the Mexico federal corporate income tax law require titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum that were effective March 2015. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to the Velardeña Properties if we have mining-related profits or significant revenues in the future.

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

Our El Quevar exploration property is located in Argentina and is subject to various levels of political, economic, legal, social and other risks.

Our El Quevar exploration property is located in Argentina and, as such, is exposed to various levels of political, economic, legal, social and other risks and uncertainties, including high interest rates; abrupt changes in currency values; high levels of inflation; stability and competitiveness of the Argentine peso against foreign currencies; wage and price controls; regulations to import equipment and other necessities relevant for operations; changes in governmental economic (including export duties and import regulations) or tax policies; and political and social tensions.

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative gross domestic product growth, high and variable levels of inflation and currency depreciation and devaluation. Financial and securities markets in Argentina, and the Argentine economy, are influenced by economic and market conditions in other markets worldwide. The Argentine government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or may be perceived to weaken the nation’s economy especially as it relates to foreign investors and the overall investment climate.

The Argentine government has not only historically exercised significant influence over the country’s economy, but the country’s legal and regulatory frameworks have at times suffered radical changes due to political influence and significant political uncertainties as well. For example, in April 2014, there were nationwide strikes that paralyzed the Argentine economy, shutting down air, train and bus traffic, closing businesses and ports, emptying classrooms, shutting down non-emergency hospital attention and leaving trash uncollected. This is consistent with past periods of significant economic unrest and social and political turmoil. Future government policies to preempt, or in response to, social unrest may include expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely and materially affect the economy, and thereby our business.

Most of our costs are subject to exchange control policies, the effects of inflation and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, mining, processing, maintenance and exploration costs at the Velardeña Properties and most of our exploration properties are denominated principally in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors and fuel. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be adversely affected. The annual average inflation rate in Mexico was 3.6% in 2019, 4.9% in 2018 and 6.0 % in 2017. At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso increased by 3.6% in 2019, increased by  0.5% in 2018, and increased by 4.8% in 2017.  In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings and cash flows.

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

•	uncertain or changing economic and environmental policies of governmental authorities in Mexico or Argentina;
•	underdeveloped industrial and economic infrastructure;
•	corruption; and
•	unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration activities could adversely affect our business.

We conduct our business in countries that may be adversely affected by changes in the local government’s policies toward or laws governing the mining industry.

We have exploration activities primarily in Mexico and Argentina. In these regions there exist uncertainties regarding future changes in applicable law related to mining and exploration. For instance, in January 2014, amendments to the Mexico federal corporate income tax law required titleholders of mining concessions to pay annually a 7.5% duty of their mining related profits and a 0.5% duty on revenues obtained from the sale of gold, silver and platinum that were effective March 2015. These additional duties applicable to Mexico mining concession titleholders will have a significant impact on the annual costs applicable to the Velardeña Properties if we have mining related profits or significant revenues in the future.

Additionally, effective January 2015, the Argentina National Mining Code was amended, increasing the annual canon payment by approximately four times. In 2018 and 2019, our annual canon fees payable to the Argentine government was $57,000 and $36,000 respectively, and we expect to pay approximately $30,000 in 2020.

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

In May 2016, we issued 8.0 million registered shares of common stock at a purchase price of $0.50 per share in a registered direct offering resulting in gross proceeds of $4.0 million. In connection with the offering, each investor received an unregistered warrant to purchase three-quarters of a share of common stock for each share of common stock purchased. The resulting 6,000,000 warrant shares have an exercise price of $0.75 per share, became exercisable on November 7, 2016 and were exercisable until November 6, 2021, five years from the initial exercise date. In connection with the July 2019 offering and private placement (discussed in more detail below), we agreed to exchange, on a one-for-one basis, 4,500,000 of the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share. Each Series B warrant is exercisable six months from the date of issuance and has a term expiring in May 2022.

As noted above, on July 17, 2019, we issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock at an exercise price of $0.35 per share for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.

The existence of securities available for exercise and resale is referred to as an “overhang,” and, particularly if the warrants are "in the money," the anticipation of potential sales could exert downward pressure on the market price of our common stock.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE American LLC (the “NYSE American”), and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of stockholders’ equity. On August 19, 2019, we received written notification (the “Notice”) from the NYSE American that we are not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). We are required to report a stockholders’ equity of $6.0 million or more if we have reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice noted that we reported a stockholders’ equity of $4,380,000 as of June 30, 2019 and losses from continuing operations and/or net losses in each of its five most recent fiscal years ended December 31, 2018. As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide and were required to submit a plan of compliance by September 18, 2019 to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by February 19, 2021.

In order to maintain our listing, we timely submitted a plan of compliance to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by February 21, 2021. On November 1, 2019, we received notice from the NYSE American that it had accepted our plan of compliance and granted a plan period through February 19, 2021, subject to periodic review by the NYSE American, including quarterly monitoring for compliance with the initiatives outlined in the plan of compliance. If we are not in compliance with the continued listing standards by February 19, 2021, or if we do not make progress consistent with the plan of compliance during the plan period, the NYSE American staff may initiate delisting proceedings as appropriate.  If we are delisted from the NYSE American, it may have an adverse impact on our share price and may make it more difficult for us to raise capital in the future.  In particular, if we are delisted from the NYSE American, we will be unable to sell our common stock pursuant to the ATM Program.

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

As of February 26, 2020, we had 175 record holders of our common stock of record based upon the stockholders list provided by our transfer agent, Computershare Trust Company, N.A.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

Due to our status as a Smaller Reporting Company, the presentation of this information is not required.

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

Our Company

We were incorporated in Delaware under the Delaware General Corporation Law in March 2009, and are the successor to Apex Silver Mines Limited for purposes of reporting under the Exchange Act. During the year ended December 31, 2019, our only sources of income were revenues from the lease of our Velardeña oxide plant, sales of non-core assets, and a tax refund received by an Argentine subsidiary. We incurred net operating losses for the years ended December 31, 2019 and 2018.

We remain focused on evaluating and searching for mining opportunities in North America with near term prospects of mining, and particularly for properties in Mexico within reasonable haulage distances of our Velardeña processing plants. We are also focused on evaluation activities at our El Quevar exploration property in Argentina and are continuing our exploration efforts on selected properties in our portfolio of approximately 12 exploration properties located in Mexico, Nevada and Argentina.

2019 Highlights

Sale of Mogotes and Pistachon Properties

On December 18, 2019, we sold the non-strategic Mogotes and Pistachon properties in Mexico to a subsidiary of Industrias Peñoles for $3.0 million. The Mogotes and Pistachon properties are comprised of a total of four mining concessions located near our Velardeña Properties. None of the claims in the properties contained any identified mineralized material.

Option Agreement for Santa Maria

On October 16, 2019, we entered into an option agreement for the sale of our right to acquire a 100% interest in the Santa Maria and Las Marias exploration properties to Magellan Gold Corporation (“Magellan”). The agreement provides for a period of up to 150 days during which Magellan will complete its due diligence review and secure financing for the project. Prior to the end of such period, Magellan will have the right to exercise its option to acquire our interests in the project. Under the terms of the agreement, if Magellan exercises its option, it will make a cash payment of $1.0 million to us upon closing. We will retain a 6.5% NSR royalty from all production at Santa Maria until a total of $3.0 million has been paid to us under the royalty agreement. Thereafter, we will retain a 3.0% NSR royalty for the balance of the mine’s life. If Magellan fails to achieve commercial production from the project within one year following closing, we will not be obligated to convey our interests in the project to Magellan and we will retain our interest in the project with no obligation to return any payments to Magellan.

El Quevar

In the first quarter 2019, we initiated a 3,000 meter, approximately $0.6 million, drilling program to further define the potential for additional mineralized material in the Yaxtché deposit and surrounding area and completed that drill program in the second quarter 2019.  In September 2019 we released final results from the 2019 drilling program. A new shallow high-grade silver zone was partially outlined in the Vince area about 2 kilometers south west of the known Yaxtché deposit. Four drill holes cut silver intercepts with grades of 500 to 600 g/t Ag over widths of 1 to 4 meters. These results extend a historical drill intercept by about 200 meters northeast along strike. The zone is open to the north. Other significant results of the program include a 2.1 meter interval grading 340 g/t Ag, in Yaxtché East. This hole represents an approximate 50 meters step out from previous drilling and demonstrates the potential to add to the mineral resources in the northeast sector of the Yaxtché deposit. Drilling at the Argentina prospect located approximately one kilometer east of Yaxtché has also returned silver values in one drill hole with 2 meters of 358 g/t Ag. These results coincide with previous drilling in the area (8 meters of 779 g/t Ag) and are considered encouraging for the area to host mineralization of potential economic significance.

We are continuing surface exploration in the district to identify further drill targets in the 57,000-hectare property area. Our property holdings contain two district-scale high sulfidation epithermal systems with potential to host additional precious metals deposits. We plan to continue to advance El Quevar by contracting with a partner to contribute to the funding of further exploration and development.

Velardeña Oxide Plant Lease Agreement

During the year ended December 31, 2019, Hecla processed approximately 158,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $7.7 million, comprised of approximately $5.3 million for direct plant charges and fixed fees and approximately $2.4 million for other net reimbursable costs related to the services we provide under the lease. Hecla is responsible for the ongoing operation and maintenance of the oxide plant. The $2.4 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $5.3 million for the year ended December 31, 2019.

On October 1, 2018, a wholly-owned subsidiary of Hecla Mining Company (“Hecla”) exercised its option, pursuant to an agreement entered into with us in August 2017, to extend the lease of our Velardeña oxide plant until December 31, 2020. On December 2, 2019 we entered into an additional amendment of the lease agreement with Hecla to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020, from $22.00 per tonne to $11.00 per tonne, however, the per tonne fee reverts back to $22 per tonne for any month in which either of the following conditions are met:  (1) the Comex daily silver spot closing average price for such month is $20.00 per ounce or greater, or (2) the mill head grade average from the metallurgical balance for such month is 1,000 grams per ton equivalent silver head grade or greater. If either condition is met in any month, Hecla will pay the higher fee of $22.00 per tonne on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the lease agreement; the monthly lease payment of $125,000 per month is not affected by the amendment. The latest amendment also extended the notice period for Hecla’s right to terminate the lease for any reason from 120 days’ notice to 150 days. Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

We expect Hecla to continue to process material near or above the intended approximately 400 tonnes per day rate during 2020, which would generate a net operating margin to us, net of reimbursable costs, of approximately $0.8 million per quarter. However, because Hecla has the right to terminate the lease with 150 days’ notice, there is no assurance that these amounts will continue through 2020.

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

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to engage the engineering firm Tetra Tech to complete an updated PEA for the Velardeña Properties, prepared pursuant to NI 43-101. The updated PEA is expected to incorporate refinements to the resource model as well as a bio-oxidation processing methodology designed to enhance the recovery of gold from pyrite and arsenopyrite that is common in the veins at both the Velardeña and Chicago mines. Recent test work completed in late 2019 and announced in January 2020 has shown bio-oxidation and subsequent cyanide leaching of the pyrite concentrates from the Santa Juana mine area to achieve gold and silver recoveries over 90%. We expect the PEA to be completed during the first quarter of 2020.

Rodeo

Rodeo, a 1,900-hectare gold project located about 80 kilometers west of Velardeña, contains approximately 46,000 ounces of gold with an average grade of 3.3 g/t, as referenced in a mineral resource estimate prepared in accordance with NI 43-101 by Tetra Tech dated January 26, 2017. Rodeo represents a source of mineralized material that may be processed at Velardeña’s oxide mill following completion of the Hecla lease, which is currently set to expire on December 31, 2020.

We plan to initiate a small drilling program at Rodeo to provide greater resource definition for a mine plan and to provide samples for additional metallurgical testing. We have begun the process of obtaining the required mining and environmental permits for an open pit mining operation, a process that could take up to one year. Complementary to the permitting process, we have initiated an internal study to support the potential economic results of the planned operation.

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

We have completed surface exploration activities on the project including mapping and geochemical sampling to identify drill targets. Based on this work we have obtained the necessary drill permits and have begun a drilling program, with initial results expected in the second quarter of 2020.

Registered direct purchase agreement, commitment purchase agreement and registration rights agreement

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

During the year ended December 31, 2019 we sold 2,113,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $0.6 million. Subsequent to December 31, 2019, through February 26, 2020, we have sold an aggregate of approximately 825,000 common shares under the LPC Program at an average price of $0.27 for total proceeds of approximately $0.2 million.

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

Termination of the Agreement to Sell the Velardeña Properties and Other Assets to Autlán

On June 26, 2019, we entered into a Purchase and Sale Agreement (the “Agreement”) along with our indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for $22 million. Upon execution of the Agreement, Autlán paid us a deposit of US$1.5 million. Under the terms of the Agreement, Autlán had agreed to purchase three of our Mexican subsidiaries, which together hold the Velardeña Properties, including the Velardeña and Chicago mines (which are currently on care and maintenance), two processing plants, mining equipment and other adjacent exploration properties. The sale would have also included the Velardeña oxide plant lease as well as the Rodeo and Santa Maria project concessions. The Agreement provided for a period of up to 75 days for Autlán to conduct due diligence related to the three subsidiary companies, the Rodeo concessions and the Santa Maria concessions. Under the Agreement, Autlán had the right to terminate the Agreement at any time during the due diligence period.  On September 11, 2019, we announced that Autlán exercised its right to terminate the Agreement. As a result of the termination of the Agreement, we were required to repay the $1.5 million deposit amount, plus interest at 3% per annum, within 90 days following termination (on or before December 8, 2019). In lieu of us not making the repayment by December 8, 2019, Autlán had the option to receive the Rodeo concessions as full settlement of the deposit.  Autlán declined to receive the Rodeo concessions, and as a result, we are required to repay the deposit by making monthly payments equal to $257,000, until the deposit amount is repaid with interest at approximately 11% per annuum. Our first payment was made on December 9, 2019 and as of February 26, 2020, we have repaid approximately $0.8 million of the deposit.

Results of Operations

For the results of operations discussed below, we compare the results of operations for the year ended December 31, 2019 to the results of operations for the year ended December 31, 2018.

Revenue from oxide plant lease. We recorded revenue of $7.7 million and $7.2 million for the years ended December 31, 2019 and 2018 respectively, from the lease of our Velardeña oxide plant to Hecla. The increase in revenue for the year ended December 31, 2019 is due to additional material delivered by Hecla to our oxide plant.

Oxide plant lease costs. During the years ended December 31, 2019 and 2018 we recorded $2.4 and $2.3 million, respectively, of costs related to the oxide plant lease consisting primarily of reimbursable labor and utility costs which for accounting purposes were also included in revenue from the oxide plant lease.

Exploration Expense. Our exploration expense, including work at the Sand Canyon, Yoquivo, Santa Maria and other properties, totaled $4.1 million for the year ended December 31, 2019. Our exploration expense totaled $3.9 million for the year ended December 31, 2018. Exploration expense for both years was incurred primarily in Mexico and includes property holding costs, costs incurred by our local exploration offices, and allocated corporate administrative expenses.

Velardeña shutdown and care and maintenance costs. We recorded $1.8 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The higher care and maintenance costs in 2018 are related to increased maintenance.

El Quevar Project Expense. During the year ended December 31, 2019 we recorded an expense of approximately $2.0 million primarily related to exploration, holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the year ended December 31, 2018 we incurred $1.3 million primarily related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. The increase in 2019 was primarily related to a drilling program conducted during the year. For both years, additional nominal costs incurred in Argentina and not related to the El Quevar project are included in “Exploration Expense”, discussed above.

Administrative Expense. Administrative expenses totaled $3.6 million for the year ended December 31, 2019 compared to $3.4 million for the year ended December 31, 2018. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $3.6 million of administrative expenses we incurred during 2019 is comprised of $1.5 million of employee compensation and directors’ fees, $1.2 million of professional fees and $0.9 million of insurance, rents, travel expenses, utilities and other office costs. The $3.4 million of administrative expenses we incurred during 2018 is comprised of $1.6 million of employee compensation and directors’ fees, $0.9 million of professional fees and $0.9 million of insurance, travel expenses, rents, utilities and other office costs. Administrative expenses were higher in the period ended December 31, 2019 due to increased legal costs associated with the proposed Agreement with Autlán, as discussed above in “Termination of the Agreement to sell the Velardeña Properties and other Assets to Autlán.”

Stock based compensation. During the year ended December 31, 2019 we incurred expense related to stock-based compensation in the amount of $0.8 million compared to $0.2 million for the year ended December 31, 2018. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2019 and 2018 stock-based compensation amounts include $0.5 million of expense and a $0.1 million reduction of expense, respectively, related to KELTIP grants made to two officers and the related fair value adjustments to the KELTIP liability (see Note 17 to the consolidated financial statements filed as part of this Form 10-K for a discussion of KELTIP grants).

Reclamation and accretion expense. During each of the years ended December 31, 2019 and 2018, we incurred $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other Operating Income, Net. We recorded other operating income of $3.2 million for the year ended December 31, 2019, consisting of $3.0 million for the sale of the Mogotes and Pistachon properties in Mexico and $0.2 million for the sale of surplus equipment in Argentina and property in Peru. We recorded $5.1 million of other operating income for the year ended December 31, 2018, consisting of $4.0 million related to an option payment and the ultimate sale of our Celaya property, $0.7 million from payments received on our Zacatecas Properties and $0.4 million related to the sale of two non-strategic Mexican subsidiaries.

Depreciation, depletion and amortization. During the year ended December 31, 2019 we incurred depreciation, depletion and amortization expense of $1.1 million compared to $1.2 million for the year ended December 31, 2018.

Interest and Other Income, net. We recorded $0.2 million of interest and other expense, net for the year ended December 31, 2019 primarily related to the sale of common stock we owned in a junior mining company. During the year ended December 31, 2018 we recorded approximately $0.1 million of interest income and other income primarily related to mark-to-market gains on short-term investments.

Gain (Loss) on Foreign Currency. We recorded a $0.1 million foreign currency loss for each of the years ended December 31, 2019 and 2018. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than U.S. dollars.

Income Taxes. We recorded a nil amount of tax expense for the years ended December 31, 2019 and 2018 related to a Mexican subsidiary.

Liquidity and Capital Resources

At December 31, 2019, our aggregate cash and cash equivalents totaled $4.6 million, compared to the $3.3 million in similar assets held at December 31, 2018. The December 31, 2019 balance is due in part from the following expenditures and cash inflows for the year ended December 31, 2019. Expenditures totaled $11.4 million from the following:

•	$4.0 million in exploration expenditures, including work at the Sand Canyon, Yoquivo, Santa Maria and other properties;

•	$2.0 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project;

•	$1.8 million in care and maintenance costs at the Velardeña Properties; and

•	$3.6 million in general and administrative expenses.

The foregoing expenditures were offset by cash inflows of $12.7 million from the following:

•	$5.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$3.0 million from the sale of certain nonstrategic mineral claims to Peñoles;

•	$1.9 million of net proceeds from the sale of our common stock in a registered direct offering (as described above);

•	$1.3 million received as a deposit, net of repayments, related to the proposed sale of the Velardeña Properties and other mineral concessions to Autlán (as described above);

•	$0.6 million, net of commitment fees and other offering related costs, from the LPC Program (as described above);

•	$0.1 million from the sale of miscellaneous assets and $0.1 million from the sale of an investment in a junior mining company; and

•

$0.4 million from a decrease in working capital related primarily to an increase in accrued liabilities for value added taxes collected from the sale of mineral claims to Peñoles, as described above (these value added taxes were required to be remitted to the Mexican government in January 2020).

In addition to the $4.6 million cash balance at December 31, 2019, in October 2019 we entered into an option to purchase agreement for the sale of our interest in the Santa Maria property, and we expect to receive an initial cash payment of $1.0 million in connection with the transaction by the end of the first quarter 2020. We also expect to receive approximately $3.3 million in net operating margin from the lease of the oxide plant during the next twelve-month period ending December 31, 2020. In addition, subsequent to December 31, 2019 we received approximately $0.4 million from the sale of our common stock under the LPC Program and the ATM Program during the year to date period ended February 25, 2020. Our forecasted expenditures during the twelve months ending December 31, 2020 are as follows:

•

Approximately $3.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Sand Canyon, Yoquivo and other properties;

•	Approximately $1.3 million related to repayment of the remaining Autlán deposit;

•	Approximately $1.8 million at the Velardeña Properties for care and maintenance;

•	Approximately $0.8 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs;

•	Approximately $0.3 million related to the payment of income taxes due in Canada;

•	Approximately $3.2 million on general and administrative costs; and

•	Approximately $0.5 million related to an increase in working capital related to a decrease in accrued liabilities.

Our forecasted expenditures of $10.9 million are greater than the cash resources of $9.3 million, noted above, that are projected to be available during the period. Therefore, through December 31, 2020, we will take appropriate actions, which may include sales of certain of our exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2020 may vary significantly from the amounts specified above and will depend on a number of factors including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including Sand Canyon, Yoquivo, Rodeo and El Quevar. Likewise, although we believe it is probable that we will receive the sources of cash described above, the actual amount of cash receipts that we receive during the period may vary significantly from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease, an unexpected early termination of the oxide plant lease by the lessee, or the election by the purchaser of the Santa Maria property to terminate the proposed acquisition prior to payment of the initial $1.0 million portion of the purchase price. If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we would need to take more aggressive actions to maintain sufficient cash balances over the next twelve months, which may include sales of certain of our exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, our continuing operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations The underlying value and recoverability of the amounts shown as property, plant and equipment are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment. There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all.

There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all. We believe the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended December 31, 2019.

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

Mineral Reserves

When and if we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. “Mineralized material” as used in this annual report, although permissible under SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards, and therefore all development costs incurred by us are expensed when incurred. We cannot be certain that any part of the deposits at the Velardeña Properties or the Yaxtché deposit at the El Quevar project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.

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

Long Lived Assets

Long lived assets are recorded at cost and per the guidance of ASC 360 we assess the recoverability of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis or by comparing other market indicators to the carrying amount of the asset.

Table of Contractual Obligation

The following table summarizes our contractual obligations at December 31, 2019:

					More
		Less Than	1 - 3	3 - 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands of $)
Operating leases(1)	755	161	324	261	9
El Quevar and Velardeña concession payments(2)	265	53	106	106	—	(3)

(1)

The operating lease obligations are related to our corporate headquarters office in Golden, Colorado, which expires January 31, 2025, as well as another office lease associated with our Velardeña Properties and El Quevar project.

(2)

In 2020 and subsequent years, we expect to make annual maintenance payments of approximately $23,000 to the Mexico federal government to maintain the Velardeña Properties concessions and $60,000 to maintain related surface rights under a contract with the local community ejido. In 2020 and subsequent years, we expect to pay approximately $30,000 per year to the Argentina federal government in order to maintain our El Quevar concessions.

(3)

We cannot currently estimate the life of the Velardeña Properties or the El Quevar project. This table assumes that no annual maintenance payments will be made more than five years after December 31, 2019. If we continue to hold the Velardeña Properties concessions beyond five years, we expect that we would make annual maintenance payments of approximately $23,000 per year for the life of the Velardeña Properties concessions. If we continue to hold the El Quevar concessions beyond five years, we expect that we would make annual maintenance payments of approximately $30,000 per year for the life of the El Quevar concessions.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest substantially all of our excess cash with high credit-quality financial institutions or in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash, restricted cash, investments and restricted investment balances outstanding during the year ended December 31, 2019, a 1.0% decrease in interest rates would have resulted in a reduction in interest income for the period of less than approximately $0.1 million.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2019.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Due to the adoption of ASU 2016-02 and ASU 2018-11, we have modified our internal control over financial reporting to include procedures to ensure the appropriate accounting treatment for our operating leases.  Other than with respect to the accounting for our operating leases, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For Information regarding our executive officers, see “Items 1 and 2: Business and Properties—Executive Officers of Golden Minerals” and “Items 1 and 2: Business and Properties—Board of Directors of Golden Minerals.”

Additional information is incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

ITEM 16: PREPARATION OF STATEMENT OR REPORT

Not applicable

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Golden Minerals Company.(2)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company.(3)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Golden Minerals Company. (15)

3.4	Bylaws of Golden Minerals Company.(2)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Warrant Agreement by and between Golden Minerals Company and Computershare Trust Company N.A., dated as of May 6, 2016. (14)

4.3	Form of Series A Warrant. (25)

4.4	Form of Series B Warrant. (25)

4.5	Description of Registrant’s Securities *

10.1	Form of Indemnification Agreement.(2)

10.2	Form of Change of Control Agreement.(2)

10.3	Amendment No. 1 to Change of Control Agreement.(5)

10.4	Golden Minerals Company Amended and Restated 2009 Equity Incentive Plan.(6)

10.5	Form of Restricted Stock Award Agreement Pursuant to the 2009 Equity Incentive Plan.(7)

10.6	Non-Employee Directors Deferred Compensation and Equity Award Plan.(7)

10.7	Form of Non-Qualified Stock Option Award Agreement Pursuant to the Amended and Restated 2009 Equity Incentive Plan.(8)

10.8

Registration Rights Agreement by and among Golden Minerals Company, Sentient Global Resources Fund III, L.P., SGRF III Parallel I, L.P. and Sentient Global Resources Fund IV, L.P. dated as of October 7, 2011.(9)

10.9	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 19, 2012.(1)

10.10	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of September 10, 2014.(11)

10.11	Golden Minerals Company 2013 Key Employee Long-Term Incentive Plan.(10)

10.12	Master Agreement and Lease Agreement, dated as of July 1, 2015, by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V.(12)

10.13	First Amendment to Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of July 1, 2016 (18)

10.14	Second Amendment to the Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of August 2, 2017 (20)

10.15	Third Amendment to the Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of December 2, 2019 (23)

10.16

Fourth Amendment to the Master Agreement and Lease Agreement by and between Minera William S.A de C.V. and Minera Hecla, S.A. de C.V., dated as of January 31, 2020 and effective as of December 2, 2019 *

10.17	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of February 11, 2016.(13)

10.18	Registration Rights Agreement between Golden Minerals Company and Sentient Global Resources Fund IV, L.P. dated as of June 10, 2016. (16)

10.19	Form of Unit Agreement Pursuant to the 2013 Key Employee Long-Term Incentive Plan. (17)

10.20	At the Market Offering Agreement, dated as of December 20, 2016, between Golden Minerals Company and H.C. Wainwright & Co., LLC, as amended by the Amendment dated November 23, 2018. (19) (21)

10.21	Purchase Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC (Registered Purchase Agreement). (22)

10.22	Purchase Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC (Commitment Purchase Agreement). (22)

10.23	Registration Rights Agreement, dated as of May 9, 2018 between Golden Minerals Company and Lincoln Park Capital Fund, LLC. (22)

10.24	Purchase and Sale Agreement dated as of June 26, 2019 by and between Golden Minerals Company, Minera de Cordilleras S. de R.L. de C.V. and Compañía Minera Autlán S.A.B. de C.V. (24)

10.25	Form of Securities Purchase Agreement between Golden Minerals Company and certain institutional investors, dated as of July 17, 2019. (25)

21.1	Subsidiaries of the Company.*

23.1	Consent of Plante Moran PLLC.*

23.2	Consent of Tetra Tech.*

23.3	Consent of Wood Group PLC *

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K filed September 19, 2012.

(2)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2011.

(4)	Incorporated by reference to our Form S-1/A Registration Statement filed November 16, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 28, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2014.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 4, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed October 11, 2011.

(10)	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed September 10, 2014.

(12)	Incorporated by reference to our Current Report on Form 8-K filed July 20, 2015..

(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2016.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2016.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 20, 2016.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2016.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 11, 2016.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2016.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2016.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2017

(21)	Incorporated by reference to our Current Report on Form 8-K filed on November 23, 2018.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2018.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2019.

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2019.

(25)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2019.

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2020	GOLDEN MINERALS COMPANY
Registrant

	By:	/s/ WARREN M. REHN
Warren M. Rehn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN M. REHN	President and Chief Executive Officer	February 27, 2020
Warren M. Rehn	(Principal Executive Officer)

/s/ ROBERT P. VOGELS	Senior Vice President and Chief Financial Officer	February 27, 2020
Robert P. Vogels	(Principal Financial and Accounting Officer)

/s/ JEFFREY G. CLEVENGER	Chairman of the Board of Directors	February 27, 2020
Jeffrey G. Clevenger

/s/ W. DURAND EPPLER	Director	February 27, 2020
W. Durand Eppler

/s/ KEVIN R. MORANO	Director	February 27, 2020
Kevin R. Morano

/s/ TERRY M. PALMER	Director	February 27, 2020
Terry M. Palmer

/s/ ANDREW N. PULLAR	Director	February 27, 2020
Andrew N. Pullar

/s/ DAVID H. WATKINS	Director	February 27, 2020
David H. Watkins

GOLDEN MINERALS COMPANY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Golden Minerals Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Minerals Company (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 5 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of the new lease standard. The Company adopted the new lease standard using a modified retrospective approach.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

February 27, 2020

GOLDEN MINERALS COMPANY

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 6)	$4,593	$3,293
Short-term investments (Note 6)	—	330
Lease receivables	448	481
Inventories, net (Note 8)	231	229
Derivative at fair value (Note 9)	254	—
Prepaid expenses and other assets (Note 7)	669	633
Total current assets	6,195	4,966
Property, plant and equipment, net (Note 10)	6,031	7,109
Other long term assets (Note 11)	1,131	569
Total assets	$13,357	$12,644

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 12)	$2,127	$1,969
Deferred revenue, current (Note 18)	472	293
Other current liabilities (Note 14)	1,824	12
Total current liabilities	4,423	2,274
Asset retirement and reclamation liabilities (Note 13)	2,839	2,683
Deferred revenue, non-current (Note 18)	—	307
Other long term liabilities (Note 14)	494	10
Total liabilities	7,756	5,274

Commitments and contingencies (Note 21)

Equity (Note 17)
Common stock, $.01 par value, 200,000,000 shares authorized; 106,734,279 and 95,620,796 shares issued and outstanding respectively	1,067	955
Additional paid in capital	521,314	517,806
Accumulated deficit	(516,780)	(511,391)
Shareholders' equity	5,601	7,370
Total liabilities and equity	$13,357	$12,644

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	The Year Ended December 31,
	2019	2018
	(in thousands except per share data)
Revenue:
Oxide plant lease (Note 18)	$7,730	$7,217
Total revenue	7,730	7,217
Costs and expenses:
Oxide plant lease costs (Note 18)	(2,377)	(2,289)
Exploration expense	(4,109)	(3,909)
El Quevar project expense	(2,011)	(1,266)
Velardeña care and maintenance costs	(1,797)	(1,889)
Administrative expense	(3,614)	(3,355)
Stock based compensation	(782)	(226)
Reclamation expense	(228)	(210)
Other operating income, net (Note 10)	3,238	5,138
Depreciation and amortization	(1,098)	(1,171)
Total costs and expenses	(12,778)	(9,177)
Income (loss) from operations	(5,048)	(1,960)
Other income and (expense):
Interest and other income (expense), net (Note 19)	(201)	112
Other income	—	—
Loss on foreign currency	(102)	(84)
Total other income (loss)	(303)	28
Income (loss) from operations before income taxes	(5,351)	(1,932)
Income taxes (Note 16)	(35)	(13)
Net loss	$(5,386)	$(1,945)
Net loss per common share — basic
Loss	$(0.05)	$(0.02)
Weighted average Common Stock outstanding - basic (1)	101,058,219	94,003,165

(1)	Potentially dilutive shares have not been included because to do so would be anti-dilutive

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
	(in thousands except share data)
Balance, December 31, 2017	91,929,709	$919	$516,284	$(509,082)	$(40)	$8,081
Cumulative adjustment related to change in accounting principle (Note 5)	—	—	—	(89)	40	(49)
Adjustment related to correction of immaterial error (Note 3)	—	—	—	(154)	—	(154)
Adjusted balance at January 1, 2018	91,929,709	$919	$516,284	$(509,325)	$—	$7,878
Stock compensation accrued and shares issued for vested stock awards	537,279	4	312	—	—	316
Registered direct purchase agreement, net (Note 17)	3,153,808	32	1,202	—	—	1,234
Deemed dividend on warrants (Note 5)	—	—	8	(8)	—	—
Net loss	—	—	—	(1,945)	—	(1,945)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,278)	$—	$7,483
Adjustment related to correction of immaterial error (Note 3)	—	—	—	(113)	—	(113)
Adjusted balance at January 1, 2019	95,620,796	$955	$517,806	$(511,391)	$—	$7,370
Stock compensation accrued and shares issued for vested stock awards (Note 17)	312,000	3	556	—	—	559
Modification of previously awarded KELTIP Units (Note 17)	—	—	583	—	—	583
Shares issued under the at-the-market offering agreement, net (Note 17)	33,995	1	11	—	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 17)	2,113,642	21	507	—	—	528
Registered direct offering agreement, net (Note 17)	8,653,846	87	1,848	—	—	1,935
Deemed dividend on warrants (Note 5)	—	—	3	(3)	—	—
Net loss	—	—	—	(5,386)	—	(5,386)
Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$—	$5,601

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 20)	$(4,395)	$(5,711)
Cash flows from investing activities:
Proceeds from sale of assets	3,144	5,097
Proceeds from sale of trading securities	113	—
Acquisitions of property, plant and equipment	(38)	(152)
Net cash from investing activities	$3,219	$4,945
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,476	809
Net cash from financing activities	$2,476	$809
Net increase in cash and cash equivalents	1,300	43
Cash and cash equivalents, beginning of period	3,293	3,250
Cash and cash equivalents, end of period	$4,593	$3,293

The accompanying notes form an integral part of these consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

1.	Nature of Operations

The Company is a mining company, holding a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina, a100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”),  and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Nevada and Argentina. The Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing. The Company has placed the mine and sulfide processing plant on care and maintenance to enable a re-start of either the mine or mill when mining and processing plans and metals prices support a cash positive outlook. The Company incurred approximately $1.7 million and $1.9 million in care and maintenance costs for the years ended December 31, 2019 and December 31, 2018, respectively.

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

The Velardeña oxide plant began processing material for Hecla in mid-December 2015, and the Company recorded net operating margin under the lease of approximately $5.3 million in 2019. On March 24, 2017, Hecla exercised its right to extend the lease through December 31, 2018. On August 2, 2017, the Company granted Hecla an additional option to extend the lease for an additional period of up to two years ending no later than December 31, 2020 in exchange for a $1.0 million cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price (see Note 17). On October 1, 2018, Hecla exercised this option to extend the lease through December 31, 2020. On December 2, 2019, the Company entered into a third amendment to the lease agreement with Hecla reducing the per tonne charge from $22.00 to $11.00 under certain silver price and head grade limits as fully discussed in Note 18. The third amendment also increased the notice period required for Hecla to terminate the lease from 120 days to 150 days.

On June 26, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) along with its indirectly wholly-owned subsidiary, Minera de Cordilleras S. de R.L. de C.V., to sell certain assets to Compañía Minera Autlán S.A.B. de C.V. (“Autlán”) for $22.0 million. Upon execution of the Agreement, Autlán paid the Company a deposit of $1.5 million (see Note 14). Under the terms of the Agreement, Autlán had agreed to purchase three of the Company’s Mexican subsidiaries, which together hold the Velardeña Properties, including the Velardeña and Chicago mines (which are currently on care and maintenance), two processing plants, mining equipment and other adjacent exploration properties. The sale would have also included the Velardeña oxide plant lease as well as the Rodeo and Santa Maria project concessions. Under the Agreement, Autlán had the right to terminate the Agreement at any time during a due diligence period. On September 11, 2019, the Company announced that Autlán exercised its right to terminate the Agreement. As a result of the termination of the Agreement, the Company was required to repay the $1.5 million deposit amount, plus interest at 3% per annum, within 90 days following termination (on or before December 8, 2019). In lieu of the Company not making the repayment by December 8, 2019, Autlán had the option to receive the Rodeo concessions, which they

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

declined, as full settlement of the deposit. As a result, the Company is now required to repay the deposit by making monthly payments equal to $257,000, commencing on December 9, 2019, until the deposit amount is repaid with interest at approximately 11% per annum. The $1.3 million deposit remaining to be paid at December 31, 2019 is recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets (see Note 14).

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

2. Liquidity

At December 31, 2019, the Company’s aggregate cash and cash equivalents totaled $4.6 million, compared to the $3.3 million in similar assets held at December 31, 2018. The December 31, 2019 balance is due in part to the following expenditures and cash inflows for the year ended December 31, 2019. Expenditures totaled $11.4 million from the following:

•	$4.0 million in exploration expenditures, including work at the Sand Canyon, Yoquivo, Santa Maria and other properties;

•	$2.0 million in evaluation activities, care and maintenance and property holding costs at the El Quevar project; and

•	$1.8 million in care and maintenance costs at the Velardeña Properties; and

•	$3.6 million in general and administrative expenses.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The foregoing expenditures were offset by cash inflows of $12.7 million from the following:

•	$5.3 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs);

•	$3.0 million from the sale of certain nonstrategic mineral claims to Peñoles;

•	$1.9 million of net proceeds from the sale of the Company’s common stock in a registered direct offering (as described in Note 17);

•	$1.3 million received as a deposit, net of repayments, related to the proposed sale of the Velardeña Properties and other mineral concessions to Autlán (as described in Notes 1 and 14);

•	$0.6 million, net of commitment fees and other offering related costs, from the LPC Program (as described in Note 17);

•	$0.1 million from the sale of miscellaneous assets and $0.1 million from the sale of an investment in a junior mining company (as described in Note 6); and

•

$0.4 million from a decrease in working capital primarily related to an increase in accrued liabilities for value added taxes collected from the sale of mineral claims to Peñoles (as described in Note 14; these value added taxes were required to be remitted to the Mexican government in January 2020).

In addition to the $4.6 million cash balance at December 31, 2019, in October 2019 the Company entered into an option to purchase agreement for the sale of its interest in the Santa Maria property and expects to receive an initial cash payment of $1.0 million in connection with the transaction by the end of the first quarter 2020. The Company also expects to receive approximately $3.3 million in net operating margin from the lease of the oxide plant during the next twelve-month period ending December 31, 2020. In addition, subsequent to December 31, 2019 the Company received approximately $0.4 million from the sale of our common stock under the LPC Program and the ATM Program during the year to date period ended February 25, 2020. The Company’s forecasted expenditures during the twelve months ending December 31, 2020 are as follows:

•

Approximately $3.0 million on exploration activities and property holding costs related to our portfolio of exploration properties located primarily in Mexico, including project assessment and evaluation costs relating to Sand Canyon, Yoquivo and other properties;

•	Approximately $1.3 million related to repayment of the remaining Autlán deposit;

•	Approximately $1.8 million at the Velardeña Properties for care and maintenance;

•	Approximately $0.8 million at the El Quevar project to fund ongoing exploration and evaluation activities, care and maintenance and property holding costs;

•	Approximately $0.3 million related to the payment of income taxes due in Canada;

•	Approximately $3.2 million on general and administrative costs; and

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

•	Approximately $0.5 million related to an increase in working capital related to a decrease in accrued liabilities.

The Company’s forecasted expenditures of $10.9 million are greater than the cash resources of $9.3 million, noted above, that are projected to be available during the period. Therefore, through December 31, 2020, the Company will take appropriate actions, which may include sales of certain of the Company’s exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program (as defined in Note 17 below), the LPC Program or otherwise.

The actual amount of cash expenditures that the Company incurs during the twelve-month period ending December 31, 2020 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties, including Sand Canyon, Yoquivo and El Quevar. Likewise, although the Company believes it is probable it will receive the sources of cash described above, the actual amount of cash receipts that the Company receives during the period may vary significantly from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease, an unexpected early termination of the oxide plant lease by the lessee, or the election by the purchaser of the Santa Maria property to terminate the proposed acquisition prior to payment of the initial $1.0 million portion of the purchase price. If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, the Company would need to take more aggressive actions to maintain sufficient cash balances over the next twelve months, which may include sales of certain of the Company’s exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

The consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. However, the continuing operations of the Company are dependent upon its ability to secure sufficient funding and to generate future profitable operations. The underlying value and recoverability of the amounts shown as property, plant and equipment in Note 10 are dependent on the ability of the Company to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all. The Company believes the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that the Company will have sufficient cash to meet its financial obligations and continue its business strategy beyond one year from the filing of the Company’s consolidated financial statements for the period ended December 31, 2019.

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that the correction would not be material to any individual prior period, nor did it have an effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, we are correcting the error for every effected period of the 2018 Consolidated Financial Statements included in this Form 10-K.

4.Summary of Significant Accounting Policies

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

As discussed in Note 1, the Company is considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves at any of the Company’s properties. As such, during the periods prior to November 2016 when the Company suspended mining and processing activities, the Company expensed costs as incurred related to extraction of mineralized material at the Velardeña Properties.

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

The Company evaluated its remaining long lived assets at December 31, 2019 and 2018, and determined that no impairment was required.

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

h.Value Added Taxes

The Company pays value added tax (“VAT”) in Mexico as well as other countries, primarily related to exploration projects. The amounts are generally charged to expense as incurred because of the uncertainty of recoverability.

i.Revenue Recognition

The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as "Revenue from Oxide plant lease" in the Consolidated Statements of Operations following the guidance of Topic Leases 842 (“ASC 842”).  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease (see Note 18).

jStock compensation

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

k.Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU No. 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement (see Note 5).

l.Net income (loss) per Share of Common Stock

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

At December 31, 2019 and 2018, all potentially dilutive shares were excluded from the computation of diluted earnings per share because to include them would have been anti-dilutive.

m.Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity (deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss) and changes in certain assets and liabilities that are reported directly in equity.

During the first quarter 2018 the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have a readily determinable fair value to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income and would recognize in net income impairment losses that were other-than-temporary. There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The Company recognized retrospectively the cumulative effect of initially adopting ASU 2016-01 (see Note 5). Accordingly, the Company did not recognize any other comprehensive income or loss for the periods ended December 31, 2018 and 2019.

n.Income Taxes

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

o.Recently Adopted Standards

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

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014. The Company also adopted ASU No. 2017-05, “Other Income (Subtopic 310-20)” (“ASU 2017-05”), which was issued by the FASB in February 2017 clarifying the scope of Subtopic 610-20, which was originally issued as part of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The Company has elected the modified retrospective method of adopting ASU 2014 (see Note 5).

p.Recently Issued Pronouncements

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

5.  Change in Accounting Principle

Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year. The Company has elected the modified retrospective method of adopting ASU 2016-02 per Topic 842. The Company has elected to apply several practical expedients available under the application of ASU 2016-02 and ASU 2018-11, which allowed the Company to forego reassessing the classification of existing or expiring leases, evaluating whether any existing or expiring contracts contain leases or reassessing previously recorded indirect costs.  The Company did not elect the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

practical expedient permitting the combination of lease and non lease components of the contract.  The adoption of ASU 2016-02 and ASU 2018-11 at January 1, 2019 resulted in only a negligible difference to amounts already recorded by the Company in its Consolidated Balance Sheets as of December 31, 2018, and as result the Company did not record an adjustment to the beginning balance of retained earnings at January 1, 2019, as required under the modified retrospective method.

The Company took possession of new office space and began a new long-term lease for its principal headquarters office with an effective commencement date of June 1, 2019. The new office lease will expire five years and eight full calendar months following the commencement date. There are no options to extend the lease beyond the stated term. The Company recorded a right of use asset of approximately $465,000 and a lease liability of approximately $450,000 in the second quarter of 2019 based on the net present value of the future lease payments discounted at 9.5%, which represents the Company’s incremental borrowing rate for purposes of applying the guidance of Topic 842. As required, the Company will recognize a single lease cost on a straight-line basis.

The Company also has long-term office leases in Mexico and Argentina that expired in 2019 and recorded a combined lease liability of approximately $45,000 and combined right of use asset of approximately $45,000 relating to both of those leases at January 1, 2019. In November 2019, the Company renewed its Mexican office lease for four years and recorded a right of use asset and lease liability of approximately $174,000. In December 2019, the Company also renewed its Argentina office lease for two years and recorded a right of use asset and lease liability of approximately $18,000.

The Company has included its right of use assets for the office leases described above in “Other long-term assets” (Note 11) and its office lease liabilities in “Other liabilities”, short term and long term (Note 14), in the Company’s Consolidated Balance Sheets for the period ended December 31, 2019.

Other Income Related to the Sale of Exploration Properties

During the first quarter 2018 the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which was issued by the FASB in May 2014. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The Company has elected the modified retrospective method of initially adopting ASU 2014-09.

ASU 2014-09 requires, in certain instances, that transactions covered by ASC Topic 610, “Other Income” (“Topic 610”) follow the recognition, measurement and disclosure guidelines established by ASU 2014-09. The Company generally follows the guidance of Topic 610 with respect to the recognition of income from the farm-out or sale of exploration properties. As of the beginning of 2018, the Company had one open contract impacted by the adoption of ASU 2014-09, involving an option agreement under which Santacruz Silver Mining Ltd. (“Santacruz”) may acquire the Company’s interest in certain nonstrategic mineral claims located in the Zacatecas Mining District, Zacatecas, Mexico (the “Zacatecas Properties”) for a series of payments totaling $1.5 million (Note 10). In applying ASU 2014-09, approximately $49,000 of the income recognized from the Santacruz transaction in the fourth quarter of 2017 would have been recognized in the first quarter of 2018. Accordingly, the Company has recognized retrospectively the cumulative effect of initially adopting ASU 2014-09 by recording a negative adjustment to retained earnings of $49,000 at the beginning of 2018, included in the Company’s Consolidated Statement of Changes in Equity, and recording $49,000 in “Other operating income, net” in the accompanying Consolidated Statements of Operations for the period ended December 31, 2018. See

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Note 10 for a further description of the contract with Santacruz and the identification of performance obligations and other significant judgments used in applying the guidance of Topic 606 to the contract.

Available for Sale Securities

During the first quarter 2018 the Company adopted ASU No. 2016-01, which amended its accounting treatment for the recognition, measurement, presentation and disclosure of certain financial assets. ASU 2016-01 requires equity investments that have readily determinable fair values to be measured at fair value through net income. Previously, entities would recognize changes in fair value of available-for-sale equity securities in other comprehensive income and would recognize in net income impairment losses that were other-than-temporary. There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. At December 31, 2017, the Company had equity securities classified as available-for-sale and reported at fair value of $238,000, with cumulative unrealized losses of $40,000 recorded in “Accumulated other comprehensive loss” on its Consolidated Balance Sheets. The Company has recognized the cumulative effect of initially adopting ASU 2016-01 by recording a negative adjustment to retained earnings and other comprehensive income of $40,000 at the beginning of 2018, included in the Company’s Consolidated Statement of Changes in Equity, and has recorded a gain of approximately $51,000 in “Interest and other income, net” in the accompanying Consolidated Statements of Operations for the period ended December 31, 2018.

Warrant Liability

In July 2017, the FASB issued ASU 2017-11,  “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). For freestanding equity-classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Certain equity transactions following the issuance of the 2014 warrants have triggered anti-dilution clauses in the warrant agreements resulting in additional warrant shares and a reduction to the original strike price of the warrants. ASU 2017-11 prescribes a method to measure the value of a deemed dividend related to a triggering event by computing the difference in fair value between two instruments that have terms consistent with the actual instrument but that do not have a down round feature, where the number of warrant shares and strike price of one instrument corresponds to the actual instrument before the triggering event and the number of warrant shares and strike price of the other instrument corresponds to the actual instrument immediately after the triggering event. Following ASU 2017-11, for the years ending December 31, 2019 and December 31, 2018, the Company reduced its accumulated deficit by approximately $3,000 and $8,000 respectively related to triggering events.

6.Cash and Cash Equivalents and Short-Term Investments

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

The following tables summarize the Company's short-term investments at December 31, 2018:

		Estimated	Carrying
December 31, 2018	Cost	Fair Value	Value
	(in thousands)
Investments:
Short-term:
Trading securities	$275	$330	$330
Total trading securities	275	330	330
Total short term	$275	$330	$330

The short-term investments at December 31, 2018 consist of 7,500,000 common shares, approximately 10% of the outstanding common shares, of Golden Tag Resources, Ltd. (“Golden Tag”), a junior mining company that was a joint venture partner in the Company’s previously owned San Diego exploration property in Mexico. The Company acquired the shares during 2015 and 2016 in transactions involving the sale of its remaining 50% interest in the San Diego property to Golden Tag. All the Golden Tag shares were sold during the third quarter 2019, resulting in net proceeds of approximately $113,000. For the year ended December 31, 2019 the Company recorded total losses related to ownership of the Golden Tag shares of approximately $217,000 recorded in “Interest and other income (expense), net” in the accompanying Consolidated Statements of Operations. The Company had no short-term investments at December 31, 2019.

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

7.Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2019	2018
	(in thousands)
Prepaid insurance	$494	$358
Recoupable deposits and other	175	275
	$669	$633

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

8.Inventories

Inventories at the Velardeña Properties were as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Material and supplies	$231	$229
	$231	$229

The material and supplies inventory at December 31, 2019 and 2018 are related to the Velardeña Properties and are reduced by a $0.2 million obsolescence reserve.

9.Derivative at Fair Value

On December 3, 2019 the Company entered into an amendment to the plant lease agreement with Hecla, reducing the variable per tonne fee contained in the lease agreement from $22.00 to $11.00. Under certain silver price and delivered ore head grade limits, as fully discussed in Note 18, the variable per tonne fee could be increased back to the previous $22.00 per tonne. Pursuant to ASC Topics 815-Derivatives and Hedging (“ASC 815”) and 842-Leases (“ASC 842”), arrangements with variable lease payments must be evaluated to assess whether they contain embedded derivatives. If embedded derivatives are not “clearly and closely related” to the lease contract, they must be bifurcated and accounted for separately from the host contract. The Company determined that the potential for the Company to receive an additional $11.00 variable per tonne fee if certain conditions relating to the silver price and delivered ore head grades are met does not qualify for the “clearly and closely related” exception, and as a result, the potential additional $11.00 variable per tonne fee constitutes a derivative that must be valued and accounted for apart from the host lease contract. Per the guidance of ASC 842, the Company has determined that the amendment to the lease agreement constituted a modification that must be accounted for as a new lease commencing on December 2, 2019, the date the amendment was agreed upon by both parties, and expiring on December 31, 2020. The Company is treating the fair value of the derivative received at the time of the modification to the lease agreement as an upfront lease payment that will be amortized over the remaining life of the lease on a straight line basis (see Note 15 for a discussion of the valuation method used to compute the fair value of the derivative). At December 2, 2019, the Company had recorded a “Derivative at fair value” asset and “Deferred Revenue” of approximately $194,000 on the Consolidated Balance Sheet related to the amended lease agreement. At December 31, 2019 the company recognized additional “Revenue - plant lease” on the Company’s Consolidated Statements of Operations and an increase to the derivative of approximately $59,000 related to the change in the fair value of the derivative between the December 2, 2019 amendment date and December 31, 2019. The Company also recognized approximately $15,000 “Revenue - plant lease” on the Company’s Consolidated Statements of Operations related to the amortization of the deferred revenue.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

10.Property, Plant and Equipment

Property, plant and equipment, net

The components of property, plant, and equipment, net were as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	3,755	4,278
Mining equipment and machinery	16,049	16,024
Other furniture and equipment	884	888
Asset retirement cost	866	866
	33,625	34,127
Less: Accumulated depreciation and amortization	(27,594)	(27,018)
	$6,031	$7,109

Equipment Related to the Oxide Plant Lease

Certain assets of the Company are related to the lease of the Velardeña oxide plant to Hecla (see Note 1). The net book value of the equipment involved in the lease was $0.5 million and $0.8 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Sale of Mogotes and Pistachon Properties

On December 18, 2019, the Company sold the non-strategic Mogotes and Pistachon properties in Mexico to a subsidiary of Industrias Peñoles for $3.0 million. The Mogotes and Pistachon properties are comprised of a total of four mining concessions located near the Company’s Velardeña Properties.  Upon receipt of the cash payment, which occurred on the date the properties were sold, all of the Company’s rights and obligations relating to the properties were transferred and the Company had no further performance obligations under the agreement.  The Company had previously expensed all costs associated with the Mogotes and Pistachon properties and accordingly recognized a  gain of $3.0 million included in “Other operating income, net” in the accompanying Consolidated Statements of Operations and Comprehensive Loss

Property Held for Sale

On October 16, 2019, the Company entered into an option to purchase agreement for the sale of the Company’s option to earn a 100% interest in the Santa Maria and Las Marias exploration properties to Magellan Gold Corporation. The agreement provides for a period of up to 150 days for Magellan to complete due diligence and secure financing for the project. Under the terms of the agreement, if Magellan exercises its option, Magellan will make a cash payment of $1.0 million to the Company upon closing. The Company will retain a 6.5% NSR royalty from all production at Santa Maria until a total of $3.0 million has been paid to the Company. Thereafter, the Company will retain a 3.0% NSR royalty for the balance of the mine’s life.  Under the terms of the option to purchase agreement, the Company has not yet transferred any of its rights and obligations relating to the Santa Maria property and has not recognized any income with respect to

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

the agreement.  The Company had previously expensed all costs associated with the two properties and will record income from the agreement as cash is received and the Company’s fulfills its performance obligations under the agreement.

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

The Company had previously expensed all its costs associated with the Celaya property and accordingly recognized gains of $1.0 million from the execution of the first amendment to the agreement and $3.0 million upon execution of the Assignment Agreement, during the year ended December 31, 2018, with the amounts included in “Other operating income, net” in the accompanying Consolidated Statements of Operations.

Zacatecas Farm-out

In April 2016, the Company entered into an option agreement, which was later amended in February 2018, under which Santacruz Silver Mining Ltd. (“Santacruz”) has acquired the Company’s interest in the Zacatecas Properties for a series of payments totaling approximately $1.5 million through October 2018, including $249,000,  $225,000 and $212,000 paid to the Company during the first, second and third quarters of 2018, respectively. The final payment due the Company of $13,000 was received in October 2018. Upon receipt of each cash payment, the agreement imposed a performance obligation on the Company to provide Santacruz an exclusive right to the Zacatecas Properties to conduct exploration activities during the period from receipt of the payment until the next payment due date, with a final obligation, following receipt of the final payment, to formally acknowledge completion of the sale enabling Santacruz to register the title to the

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

properties in their name.  At December 31, 2018, there were no further performance obligations and the Company had taken all steps necessary for Santacruz to take title to the properties.

The Company has previously expensed all its costs associated with the Zacatecas Properties. The Company recognized income, equal to the cash payments made, evenly over the period covered by each payment. The Company recognized approximately $748,000 of income under the agreement during the year ended December 31, 2018, which is included in “Other operating income, net” in the accompanying Consolidated Statements of Operations .

.

11.Other Long-Term Assets

Other long-term assets at December 31, 2019 and December 31, 2018 consist of the following:

	December 31,	December 31,
	2019	2018
	(in thousands)
Deferred offering costs	$511	$569
Right of use assets	620	—
	$1,131	$569

The deferred offering costs are associated with the LPC Program and ATM Agreement (see Note 17). The right of use assets is related to certain office leases (see Note 5).

12.Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	December 31,	December 31,
	2019	2018
	(in thousands)
Accounts payable and accruals	$710	$282
Accrued employee compensation and benefits	724	1,344
Value added tax payable	401	76
Income taxes payable	292	267
	$2,127	$1,969

December 31, 2019

Accounts payable and accruals at December 31, 2019 are primarily related to amounts due to contractors and suppliers in the amounts of $0.3 million related to the Company’s Velardeña Properties and $0.3 million related to corporate administrative and exploration activities.

Accrued employee compensation and benefits at December 31, 2019 consist of $0.2 million of accrued vacation payable and $0.5 million related to withholding taxes and benefits payable. Included in the $0.7 million of accrued employee compensation and benefits is $0.5 million related to activities at the Velardeña Properties.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The VAT payable is primarily related to VAT collected on the sale of the Mogotes and Pistachon properties in Mexico with such amount being remitted to the Mexican government in January 2020. The Company has recorded VAT paid in Mexico and related to the Velardeña Properties as a recoverable asset. At December 31, 2019, the Company recorded approximately $73,000 of VAT receivable as a reduction to VAT payable presented in the table above.

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 16).

December 31, 2018

Accounts payable and accruals at December 31, 2018 are primarily related to amounts due to contractors and suppliers in the amounts of $0.1 million related to the Company’s Velardeña Properties and $0.2 million related to exploration and corporate administrative activities

Accrued employee compensation and benefits at December 31, 2018 consist of $0.2 million of accrued vacation payable and $0.7 million related to withholding taxes and benefits payable and $0.4 million related to the Company’s 2013 Key Employee Long-Term Incentive Plan (the “KELTIP”) (see Note 17). Included in the $1.3 million of accrued employee compensation and benefits is $0.6 million related to activities at the Velardeña Properties.

The VAT payable is primarily related to VAT collected on revenue from the Hecla lease revenue (note 18). The Company has recorded VAT paid in Mexico and related to the Velardeña Properties as a recoverable asset. At December 31, 2018, the Company recorded approximately $30,000 of VAT receivable as a reduction to VAT payable presented in the table above.

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 16).

13.Asset Retirement and Reclamation Liabilities

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

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur. During the year ended December 31, 2019 the Company recognized approximately $0.2 million of accretion expense.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

The following table summarizes activity in the Velardeña Properties ARO:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Beginning balance	$2,660	$2,448

Changes in estimates, and other	(60)	2
Accretion expense	225	210
Ending balance	$2,825	$2,660

The change in estimate of the ARO recorded during 2019 is primarily the result of changes in assumptions related to inflation factors and the timing of future expenditures used in the determination of future cash flows.

The ARO set forth on the accompanying Consolidated Balance Sheets at December 31, 2019 and December 31, 2018 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

14.Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Autlán refundable deposit	$1,251	$—
Premium financing	455	—
Office lease liability	118	12
	$1,824	$12

The Autlán refundable deposit at December 31, 2019 is the remaining principal plus interest liability related to the deposit received for the proposed sale of our Velardeña Properties and other mineral concessions to Autlán (see Note 1). As a result of termination of the Agreement, the Company is required to repay the original $1.5 million deposit amount by making monthly payments of $257,000, commencing on December 9, 2019, until the deposit amount is repaid with interest at approximately 11% per annum. Through December 31, 2019 the Company paid Autlán approximately $0.3 million against the original $1.5 million deposit, including interest of approximately $11,000, leaving a balance due at December 31, 2019 of approximately $1.3 million, including accrued interest. The Company recorded approximately $19,000 of interest expense for the year ended December 31, 2019 related to the Autlán refundable deposit.

The premium financing at December 31, 2019 consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2019 the company financed $151,000 of its premium for general liability insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At December 31, 2019, the remaining balance, plus accrued interest, was

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

approximately $51,000. In December 2019 the company financed $482,000 of its premium for directors and officers insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At December 31, 2019 the remaining balance, plus accrued interest, was approximately $404,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 5).

Other Long-Term Liabilities

Other long-term liabilities of $0.5 million for the period ended December 31, 2019 are primarily related to lease liabilities for office space at the Company’s principal headquarters in Golden Colorado and in Mexico and Argentina (see Note 5).

15.Fair Value Measurements

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

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured on a recurring basis at fair value at December 31, 2019 and 2018 by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At December 31, 2019
Assets:
Cash and cash equivalents	$4,593	$—	$—	$4,593
Derivative at fair value	—	—	254	254
	$4,593	$—	$254	$4,847

At December 31, 2018
Assets:
Cash and cash equivalents	$3,293	$—	$—	$3,293
Short-term investments	330	—	—	330
	$3,623	$—	$—	$3,623

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

At December 31, 2019, the Company had recorded a “Derivative at Fair Value” asset on the Consolidated Balance Sheets related to the amendment to the Hecla plant lease agreement (see Notes 9 and 18). The Company has determined that the portion of the variable lease payment that is based on the average price of silver and the average grade of material processed during a given month represents an embedded derivative (see Note 9). The Company assesses the fair value of the derivative at the end of each reporting period, with changes in the value recorded as an increase or decrease to “Oxide Plant Revenue” on the Company’s Consolidated Statements of Operations. The derivative asset was recorded at fair value as of December 2, 2019, the effective date of the lease amendment, and at December 31, 2019, based primarily on a valuation performed by a third-party expert using a Monte Carlo simulation and an option pricing model to calculate the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.  The valuation falls within Level 3 of the fair value hierarchy. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The valuation model primarily takes into consideration the potential

At December 31, 2019 the Company did not have any financial assets or liabilities classified within Level 2 of the fair value hierarchy. At December 31, 2018 the Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at December 31, 2019 or December 31, 2018.

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

No fair value adjustments to long lived assets were recorded during the years ended December 31, 2019 and December 31, 2018.

16.Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740 on a tax jurisdictional basis. The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2019	2018
CURRENT TAXES:	(in thousands)
United States	$—	$—
Other Countries	35	13
	$35	$13
DEFERRED TAXES:
United States	$—	$—
Other Countries	—	—
	$—	$—
Total income tax provision	$35	$13

Income (loss) from operations before income taxes by country consists of the following:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
United States	$(7,373)	$(1,930)
Other Countries	2,022	(2)
	$(5,351)	$(1,932)

The Company recorded $35,000 and $13,000 of current tax expense for the years ended December 31, 2019 and December 31, 2018, respectively, stemming primarily from taxable income of a subsidiary in Mexico. No deferred taxes were recorded in 2019 or 2018, as any such tax expense or benefit incurred during the year has been offset against a change in the valuation allowance of various deferred tax assets in each country.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

A reconciliation of the provision for income taxes computed at the statutory rate to the provision for income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss is summarized below.

	For Year Ended December 31,
	2019	2018
	(in thousands)
Tax expense (benefit) at U.S. rate of 21%	$(1,124)	$(406)
Other adjustments:
Rate differential of other jurisdictions	292	67
Effects of foreign earnings	(937)	(455)
Change in valuation allowance	(78)	(16,142)
Provision to tax return true-ups	(24)	(2,012)
Exchange rate changes on deferred tax assets	1,340	5,891
GILTI inclusion	537	—
Inflation adjustment on net operating losses	(1,183)	(550)
Expired net operating losses	1,138	13,669
Other	74	(49)
Income tax provision	$35	$13

The components of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended
	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$112,553	$117,665
Stock-based compensation	671	593
Property, plant and equipment	2,940	3,284
Other	2,985	2,809
	119,149	124,351
Less: Valuation allowance	(118,283)	(123,652)
Total deferred tax assets	866	699

Deferred tax liabilities:
Property, plant and equipment	(686)	(699)
Other	(180)	—
Total deferred tax liabilities	(866)	(699)
Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability as of December 31, 2019 and December 31, 2018 was zero.

At the end of 2017 a new U.S. tax law was enacted, lowering the U.S. corporate tax rate beginning in 2018 to 21% from the top rate of 35%.  In addition, the new U.S. tax law introduced the Global Intangible Low Taxed Income (GILTI) tax.  During 2019, one of the Company’s foreign subsidiaries had significant taxable income prior to net operating

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

loss carryovers, which resulted in a GILTI income inclusion of approximately $2.6M.  The GILTI income was fully offset by the Company’s current U.S. income tax losses.  There was no significant GILTI income inclusion in 2018.  No other provisions of the new tax law had a material impact on the Company’s financial statements for the periods ended December 31, 2019 and 2018.

At December 31, 2019 the Company had net operating loss carryforwards in the U.S. and in certain non-U.S. jurisdictions totaling $435.6 million. Of these, $80.1 million is related to the Velardeña Properties in Mexico and expires in future years through 2028, $13.7 million is related to other Mexico exploration activities expiring in future years through 2029, $88.5 million exists in Spain and has no expiration date, and $176.6 million exists in other non-U.S. countries, which will expire in future years through 2036. In the U.S. there are $76.7 million of net operating loss carryforwards which have no expiration.

The valuation allowance offsetting the net deferred tax assets of the Company of $123.5 million and $118.3 million at December 31, 2019 and 2018, respectively, relates primarily to the uncertain utilization of certain deferred tax assets, primarily net operating loss carryforwards, in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due relating to return of capital distributions made to the Company by ECU Silver Mining Inc. (the Company’s wholly-owned Canadian subsidiary) at the end of 2017 and 2018.  The capital distributions constituted dividends under Canadian tax law, subject to a 5% withholding tax.  The Canadian withholding taxes, which constituted taxes on income for the months of December 2017 and December 2018, totaled approximately $292,000 at December 31, 2019, including an estimate of interest due of approximately $23,000 on the late filing.  The Company has accrued this amount in “other accrued liabilities” in its Condensed Consolidated Balance Sheets at December 31, 2019. The Company has treated the income tax expense related to this liability as the correction of an accounting error and has adjusted the beginning balance of retained earnings at January 1, 2018 and January 1, 2019 (Note 3).  In February 2020 the Company applied to enter into the Canadian Revenue Agency’s Voluntary Disclosure Program, whereby the Company paid the taxes and the estimated interest due and requested abatement of any penalties or additional interest that may apply.  If the Canada Revenue Agency denies the Company’s request for abatement, additional interest and penalties could be assessed.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved. In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority. Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate. The Company had no unrecognized tax benefits at December 31. 2019 or December 31, 2018.

Below is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits, which excludes any estimated penalties and interest on all identified unrecognized tax benefits. The Company’s unrecognized tax benefits

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

as of December 31, 2019 and 2018 are completely offset by net deferred tax benefits and therefore do not appear on the Consolidated Balance Sheet.

	The Year Ended December 31,
	2019	2018
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$373	$586
Increases for tax positions taken during prior years	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(104)	(213)
Gross unrecognized tax benefits at end of period	$269	$373

Tax years as early as 2014 remain open and are subject to examination in the Company’s principal tax jurisdictions. The Company does not expect a significant change to its net unrecognized tax benefits over the next 12 months. No interest and penalties were recognized in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2019 or 2018, and there were no interest and penalties recognized in the statement of financial position as of December 31, 2019 and 2018. The Company classifies income tax related interest and penalties as income tax expense.

17.Equity

Offering and private placement transaction

On July 17, 2019, the Company entered into an agreement with certain institutional investors providing for the issuance and sale of 8,653,846 shares of the Company’s common stock at a price of $0.26 per share, and in a concurrent private placement transaction, the issuance of 8,653,846 Series A warrants to purchase up to 8,653,846 shares of the Company’s common stock at an exercise price of $0.35 per share, for aggregate gross proceeds of $2.25 million (the “Offering”). Each Series A warrant became exercisable on January 17, 2020 and will expire on January 17, 2025, five years from the initial exercise date. Each of the investors in the Offering held warrants that were issued by the Company in May 2016 and were exercisable until November 2021 at an exercise price of $0.75 per share. In connection with the Offering, the Company also agreed to exchange, on a one-for-one basis, the May 2016 warrants for Series B warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.35 per share. Each Series B warrant became exercisable on January 17, 2020 and will expire on May 20, 2022 but are otherwise subject to the same terms and conditions as the Series A warrants.

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

In consideration for LPC’s commitment to purchase shares pursuant to the Commitment Purchase Agreement, the Company paid LPC a commitment fee of $300,000 and incurred an additional approximate $190,000 in stock exchange fees, legal and other associated costs in connection with the LPC Program. The total costs for the LPC Program will be recorded as a reduction to equity as common stock is sold to LPC. As of December 31, 2018, approximately $58,000 of LPC Program costs had been amortized against $1.3 million in proceeds received, resulting in $432,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Consolidated Balance Sheets. As of December 31, 2018, no additional common stock had been sold to LPC under the LPC Program following the initial sale of common stock pursuant to the Registered Purchase Agreement.

During the year ended December 31, 2019 the Company sold 2,113,642 shares of common stock to LPC under the LPC Program at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $590,000. In addition, approximately $58,000 of LPC Program costs were amortized, resulting in a remaining balance of $376,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of December 31, 2019. Subsequent to December 31, 2019 the Company sold an aggregate of approximately   825,000 common shares under the Commitment Purchase Agreement at an average price of $0.27 per common share for total proceeds of approximately $0.2 million during the year to date period ended February 25, 2020.

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

The Company reimbursed certain legal expenses of Wainwright totaling $50,000 and incurred additional accounting, legal, and regulatory costs of approximately $109,000 in connection with establishing the ATM Program.  Such costs have been deferred and will be amortized to equity as sales are completed under the ATM Program. At December 31, 2019 and December 31, 2018, respectively, unamortized costs totaling $135,000 and $136,000 appear on the accompanying Consolidated Balance Sheets as “Other long-term assets.”

During the year ended December 31, 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000.  Subsequent to December 31, 2019 the Company sold an aggregate of approximately 545,000 common shares under the ATM Program at an average price of $0.31 per common share for total proceeds of approximately $0.2 million during the year to date period ended February 25, 2020.

The Company did not sell any stock under the ATM Program during the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, the Company incurred a  nil amount and approximately $15,000, respectively in additional accounting, legal, and regulatory costs associated with the ATM Program that were included in “General and administrative costs” in the Consolidated Statement of Operations.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at December 31, 2019 and 2018 and changes during the years then ended:

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

	The Year Ended December 31,
	2019		2018
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Grants	Shares	Share	Shares	Per Share
Outstanding at beginning of period	340,001	$0.45	203,334	$0.55
Granted during the period	312,000	0.26	280,000	0.37
Restrictions lifted during the period	(333,998)	0.41	(143,333)	0.44
Forfeited during the period	—	—	—	—
Outstanding at end of period	318,003	$0.30	340,001	$0.45

During the year ended December 31, 2019 the Company recognized approximately $0.1 million of compensation expense related to the restricted stock grants. The Company expects to recognize additional compensation expense related to these awards of approximately $0.1 million over the next 18 months. During the year ended December 31, 2019,  312,000 shares were granted to two employees, with 104,000 shares vesting on the grant date and the remaining shares vesting equally on the first and second anniversaries of the grant date. In addition, during 2019, restrictions were lifted on 229,998 shares granted to five employees in a prior year.

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

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at December 31, 2019 and 2018 and changes during the years then ended:

	The Year Ended December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Equity Plan Options	Shares	Share	Shares	Share
Outstanding at beginning of period	30,310	$8.06	40,310	$8.05
Granted during the period	—	—	—	—
Forfeited or expired during period	—	$—	(10,000)	8.00
Exercised during period	—	—	—	—
Outstanding at end of period	30,310	$8.06	30,310	$8.06
Exercisable at end of period	30,310	$8.06	30,310	$8.06
Granted and vested	30,310	$8.06	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at December 31, 2019 and 2018  and changes during the years then ended:

	The Year Ended December 31,
	2019		2018
		Weighted		Weighted
		Average Grant		Average
		Date Fair		Grant Date
	Number of	Value Per	Number of	Fair Value
Restricted Stock Units	Shares	Share	Shares	Per Share
Outstanding at beginning of period	2,230,038	$0.93	1,887,317	$1.16
Granted during the period	600,000	0.24	600,000	0.42
Restrictions lifted during the period	—	—	(257,279)	1.44
Forfeited during the period	—	—	—	—
Outstanding at end of period	2,830,038	$0.78	2,230,038	$0.93

For the years ended December 31, 2019 and 2018 the Company recognized approximately $0.2 million of compensation expense, each year, related to the RSU grants. During each of the years 2019 and 2018, 100,000 RSUs were granted to each of the six board members. Restrictions lifted on 257,279 RSU shares during 2018 relate to the retirement of a member of the Company’s Board of Directors during the year. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $0.1 million over the next six months.

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

On February 26, 2019, the Company awarded an additional total of 705,000 KELTIP Units to two officers of the Company. Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan. As a result, the Company recorded approximately $254,000 of compensation expense, included in “Stock based compensation” in the Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Consolidated Statements of Changes in Equity. The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019. The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Consolidated Statement of

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018. All KELTIP Units are recorded in equity at December 31, 2019. At December 31, 2019 2,325,000 KELTIP Units were outstanding.

At December 31, 2018 the Company had awarded 1,620,000 KELTIP Units to two officers of the Company, reported as a liability of approximately $356,000 and included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheets on the basis that the Company had the intent to settle the obligation in cash.

Through December 31, 2018, the KELTIP Units were marked to market at the end of each reporting period and for the year ended December 31, 2018 the Company recognized an approximate $334,000 reduction to compensation expense related to the KELTIP Units. At December 31, 2018 1,620,000 KELTIP Units were outstanding.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at December 31, 2019 and December 31, 2018, and the changes during the years then ended:

	The Year Ended December 31,
	2019		2018
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Underlying	Price Per	Underlying	Price Per
Common Stock Warrants	Shares	Share	Shares	Share
Outstanding at beginning of period	11,517,696	$0.81	11,478,172	$0.81
Granted during the period:
Series A warrants	8,653,846	0.35	—	—
Dilution adjustment	168,669	0.80	39,524	0.87
Expired during period	(5,686,365)	0.80	—	—
Exchanged during the period:
May 2016 warrants	(4,500,000)	0.75	—
Series B warrants	4,500,000	0.35	—
Exercised during period	—		—	—
Outstanding at end of period	14,653,846	$0.39	11,517,696	$0.81

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.

In September 2014, the Company closed on a registered public offering and concurrent private placement with The Sentient Group (“Sentient”) in which it sold units, consisting of one share of common stock and a five-year warrant to acquire one half of a share of common stock at an exercise price of $1.21 per share. A total of 4,746,000 warrant shares were issued that became exercisable on March 11, 2015. Pursuant to the anti-dilution clauses in the 2014 warrant agreements, the exercise price of the warrants has been adjusted downward as a result of the subsequent issuance of the Company’s common stock in separate transactions, including the conversion of the Senior Secured Convertible Note which the Company entered into in October 2015 to borrow $5.0 million from Sentient, the Company’s largest stockholder, the May 2016 Offering and private placement, the ATM Program, the issuance of shares to Hecla in August 2017, the Registered Purchase Agreement with LPC and LPC share sales (discussed above) and the July 17, 2019 offering and private placement transaction. Prior to their expiration on September 10, 2019, the number of shares of common stock

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

issuable upon exercise of the September 2014 warrants increased from the original 4,746,000 shares to 5,686,365 shares (940,365 share increase) and the exercise price had been reduced from the original $1.21 per share to $0.80 per share. The 5,686,365 warrants expired on September 10, 2019, five years from the original date of issuance.

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

As discussed above, on July 17, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In a concurrent private placement transaction, each investor received a Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.

All outstanding warrants are recorded in equity at December 31, 2019 and December 31, 2018.

18.Revenue, Deferred Revenue and Related Costs

Oxide Plant Lease and Oxide Plant Lease Costs

For the year ended December 31, 2019 the Company recorded revenue of approximately $7.7 million and related costs of approximately $2.4 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Consolidated Statements of Operations following the guidance of ASC 842. ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease. The oxide plant lease revenue includes a minimum fixed fee of $125,000 per month that is not dependent on tonnes processed. The monthly fixed fee remains payable for as long as the lease is in effect.

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million upfront cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price. The option and lease extension were memorialized in (i) an Option Agreement dated August 2, 2017 among the Company and Hecla Mining Company (the “Option Agreement”), and (ii) a Second Amendment to Master Agreement and Lease Agreement dated August 2, 2017 among Minera William S.A. de C.V., an indirect subsidiary of the Company, and Minera Hecla S.A. de C.V. (“Hecla”), an indirect subsidiary of Hecla Mining Company (the “Second Amendment”). Under the Second Amendment, Hecla had an option to extend the lease to December 31, 2020 by exercising the option no later than October 3, 2018. On October 1, 2018 Hecla exercised the Second Amendment option and extended the lease to December 31, 2020. All fixed fees and throughput related charges remained the same as under the original lease. Similar volume

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease through December 31, 2020 on a straight-line basis, including such income in “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss. During each of the years ended December 31, 2019 and 2018, the company recognized approximately $0.3 million of amortized income related to the upfront cash payment, included in “Revenue: Oxide plant lease” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2019, the unamortized portion of the lease option totaled approximately $0.3 million recorded as short term “Deferred revenue” on the Consolidated Balance Sheets.

On December 2, 2019 the Company and Hecla entered into a Third Amendment to the Master Agreement and Lease Agreement dated August 2, 2017. Under the terms of the Third Amendment, the Company has agreed to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020 from $22.00 per tonne to $11.00 per tonne. However, the Company will receive $22.00 per tonne processed during any month in which one of the following conditions occur: (1) the Comex daily silver spot closing average price for such month is equal to or greater than $20.00 per ounce, or (2) the mill head grade average from the metallurgical balance for such month is equal to or greater than 1,000 grams per ton equivalent silver head grade. If either of the conditions are met in any month, Hecla will pay the $22.00 fee on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the Lease Agreement; the monthly lease payment of $125,000 per month is not affected by the Third Amendment. Under the terms of the Lease Agreement, Hecla had the right to terminate the Lease Agreement at any time upon 120 days written notice. The Third Amendment extended the advance notice required to 150 days.

The Company has determined that the ability to receive the higher $22.00 per tonne fee, as described above, creates a derivative asset. The Company treated the derivative asset as an upfront lease payment that will be amortized over the remaining life of the lease and also recorded deferred revenue equal to the value of the derivative asset, as more fully described in Note 9. The amortization of the upfront lease payment and the increase in the derivative asset at December 31, 2019 were recorded as an increase of approximately $74,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations for the period ended December 31, 2019.

 Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if the Company decides to use the oxide plant for its own purposes before December 31, 2020.

For the year ended December 31, 2018 the Company recorded revenue of approximately $7.2 million and related costs of approximately $2.3 million associated with the lease of the Velardeña Properties oxide plant.

.

19.Interest and Other Income

For the year ended December 31, 2019 the Company recognized approximately $0.2 million other expense primarily related to the sale of Golden Tag shares held by the Company (Note 6).

For the year ended December 31, 2018 the Company recorded approximately $0.1 million of interest and other income, primarily related to mark-to-market gains on short term investments (Note 6).

.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

20.Cash flow information

The following table reconciles net loss for the period to cash used in operations:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,386)	$(1,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,098	1,171
Accretion of asset retirement obligation	225	163
Loss (gain) on trading securities	217	(92)
Asset write off	19	13
Gain on reduction of asset retirement obligation	(63)	—
Gain on sale of assets	(3,144)	(5,144)
Stock compensation	782	226
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in lease receivable	33	(167)
(Increase) decrease in prepaid expenses and other assets	(37)	549
(Increase) decrease in inventories	(2)	13
Increase in derivative at fair value	(254)	—
Increase in other long term assets	(562)	(432)
(Decrease) increase in reclamation liability	(5)	24
Increase in accounts payable and accrued liabilities	514	236
Decrease in deferred revenue	(128)	(292)
Increase in other current liabilities	1,811	—
Increase (decrease) in other long term liabilities	484	(34)
Other	3	—
Net cash used in operating activities	$(4,395)	$(5,711)

The Company did not make any cash payments for interest or income taxes during the years ended December 31, 2019 and 2018.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

21.Commitments and Contingencies

Leases and Purchase Commitments

The Company has non-cancelable operating lease commitments as follows:

	2020	2021	2022	2023	2024	Thereafter

El Quevar mining concessions (estimated)	$30	$30	$30	$30	$30	$—
Velardeña mining concessions (estimated)	$23	$23	$23	$23	$23	$—
Office space	$161	$166	$158	$151	$110	$9

The Company is required to make payments to the Argentine government to maintain its rights to the El Quevar mining concessions. The Company has made such payments totaling approximately $36,000 and $57,000 for the years ended December 31, 2019 and 2018, respectively.

The Company is required to pay concession holding fees to the Mexican government to maintain its rights to the Velardeña Properties mining concessions. During the years ended December 31, 2019 and 2018 the Company made such payments totaling approximately $78,000 and $78,000 respectively and annual payments under its surface rights agreement with the local ejido of approximately $58,000 and $51,000 respectively.

The Company has office leases for its corporate headquarters in Golden, Colorado, as well as for its Velardeña Properties offices in Mexico, and exploration offices in Mexico and Argentina. The lease for the corporate headquarters office space was renegotiated and extended during the first quarter 2019 and now expires in January 2025. The new lease reflects an approximately 45% reduction in space and an approximately 45% reduction in cost that began on April 1, 2019. Payments associated with the corporate headquarters lease were recorded to rent expense by the Company in the amounts of $183,000 and $237,000 for the years ended December 31, 2019 and 2018, respectively. The lease for the Mexican offices was renegotiated and extended during the fourth quarter 2019 and now expires in October 2023. Payments associated with the Mexican office lease were recorded to rent expense by the Company in the amounts of $50,000 and $45,000 for the years ended December 31, 2019 and 2018, respectively.  The lease for the Argentina office was renegotiated and extended during the fourth quarter 2019 and now expires in November 2022. Payments associated with the Argentina office lease were recorded to rent expense by the Company in the amounts of $8,000 and $10,000 for the years ended December 31, 2019 and 2018, respectively.

The Company cannot currently estimate the life of the Velardeña Properties or the El Quevar project. The table above assumes that no annual maintenance payments will be made more than five years after December 31, 2019. If the Company continues mining and processing or evaluations of restart at the Velardeña Properties beyond five years, the Company expects that it would make annual maintenance payments of approximately $23,000 per year for the life of the Velardeña mine. If the Company continues to evaluate development opportunities at the El Quevar project, the Company expects that it would make annual maintenance payments of approximately $30,000 per year for the life of the El Quevar mine.

Payments associated with other exploration concessions the Company owns are not included because the Company has not completed exploration work on these concessions. Exploration success is historically low and the Company has the right to terminate the payments and release the concessions at any time.

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

Contingencies

No loss contingencies were recorded at December 31, 2019 and December 31, 2018.

22.Foreign Currency

The Company conducts exploration and mining activities primarily in Mexico and Argentina, and gains and losses on foreign currency transactions are related to those activities. The Company’s functional currency is the U.S. dollar but certain transactions are conducted in the local currencies resulting in foreign currency transaction gains or losses.

23.Segment Information

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

				Exploration, El
				Quevar,
		Costs	Depreciation,	Velardeña and
		Applicable	Depletion and	Administrative	Pre-Tax		Capital
The Year ended December 31, 2019	Revenue	to Sales	Amortization	Expense	(Income)/Loss	Total Assets	Expenditures
				(in thousands)
Velardeña Properties	$7,730	$2,377	$796	$2,538	$(4,301)	$8,069	$11
Corporate, Exploration & Other	—	—	302	8,993	9,652	5,288	27
	$7,730	$2,377	$1,098	$11,531	$5,351	$13,357	$38

The Year ended December 31, 2018
Velardeña Properties	$7,217	$2,289	$816	$2,362	$(1,320)	$5,699	$79
Corporate, Exploration & Other	—	—	355	8,057	3,252	6,945	73
	$7,217	$2,289	$1,171	$10,419	$1,932	$12,644	$152

All of the revenue for the two years presented was from the Company's Velardeña Properties in Mexico (see Note 18) and was all attributable to the lease of the oxide plant.

24.Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient. The services are provided locally in Mexico by the administrative staff at the Company’s Velardeña Properties. The Company charges Minera Indé $15,000 per month for the services, which

GOLDEN MINERALS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Expressed in United States dollars)

provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for the care and maintenance of the Velardeña Properties and allows the Company to maintain a larger more experienced staff at the Velardeña Properties to support the oxide plant lease and potential future mining or processing activities. The Company’s Board of Directors and Audit Committee approved the agreement. For each of the years ended December 31, 2019 and 2018 the Company charged Minera Indé approximately $180,000 for services, offsetting costs that are recorded in “Velardeña shutdown and care and maintenance” in the Consolidated Statements of Operations and Comprehensive Loss.