Form 10-Q
period 2020-03-31
Golden Minerals Co
filed 2020-05-06
CIK 1011509

IncomeLossFromContinuingOperations

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020.

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

At May 5, 2020,  128,176,938 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	March 31,	December 31,
	2020	2019
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 6)	$2,212	$4,593
Lease receivables	311	448
Inventories, net (Note 9)	178	231
Derivative at fair value (Note 8)	39	254
Prepaid expenses and other assets (Note 7)	754	669
Total current assets	3,494	6,195
Property, plant and equipment, net (Note 11)	5,835	6,031
Other long term assets (Note 12)	906	1,131
Total assets	$10,235	$13,357

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 13)	$1,559	$2,127
Deferred revenue, current (Note 20)	354	472
Debt - related party (Note 14)	1,000	—
Other current liabilities (Note 15)	1,150	1,824
Total current liabilities	4,063	4,423
Asset retirement and reclamation liabilities (Note 16)	2,979	2,839
Other long term liabilities (Note 15)	437	494
Total liabilities	7,479	7,756

Commitments and contingencies (Note 23)

Equity (Note 19)
Common stock, $.01 par value, 200,000,000 shares authorized; 108,457,731 and 106,734,279 shares issued and outstanding respectively	1,084	1,067
Additional paid in capital	521,788	521,314
Accumulated deficit	(520,116)	(516,780)
Shareholders' equity	2,756	5,601
Total liabilities and equity	$10,235	$13,357

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands except per share data)
Revenue:
Oxide plant lease (Note 20)	$1,196	$1,932
Total revenue	1,196	1,932
Costs and expenses:
Oxide plant lease costs (Note 20)	(564)	(597)
Exploration expense	(1,631)	(855)
El Quevar project expense	(248)	(315)
Velardeña care and maintenance costs	(463)	(517)
Administrative expense	(1,163)	(1,074)
Stock based compensation	(52)	(564)
Reclamation expense	(59)	(59)
Other operating income, net	4	108
Depreciation and amortization	(279)	(274)
Total costs and expenses	(4,455)	(4,147)
Loss from operations	(3,259)	(2,215)
Other expense:
Interest and other expense, net (Note 21)	(27)	(98)
Loss on foreign currency	(50)	(38)
Total other loss	(77)	(136)
Loss from operations before income taxes	(3,336)	(2,351)
Income taxes (Note 18)	—	—
Net loss	$(3,336)	$(2,351)
Net loss per common share — basic
Loss	$(0.03)	$(0.02)
Weighted average Common Stock outstanding - basic (1)	107,247,298	95,755,304

(1)Potentially dilutive shares for loss periods have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 22)	$(3,819)	$(1,407)
Cash flows from investing activities:
Proceeds from sale of assets	—	39
Acquisitions of property, plant and equipment	(1)	(25)
Net cash provided by (used in) investing activities	$(1)	$14
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	439	337
Proceeds from related party loan	1,000	—
Net cash from financing activities	$1,439	$337
Net decrease in cash and cash equivalents	(2,381)	(1,056)
Cash and cash equivalents, beginning of period	4,593	3,293
Cash and cash equivalents, end of period	$2,212	$2,237

See Note 22 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,124)	$7,637
Stock compensation accrued (Note 19)	—	—	337	—	337
Modification of previously awarded KELTIP Units (Note 19)	—	—	583	—	583
Shares issued under the at-the-market offering agreement, net (Note 19)	33,995	1	11	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 19)	1,213,642	12	313	—	325
Net loss	—	—	—	(2,351)	(2,351)
Balance, March 31, 2019	96,868,433	$968	$519,050	$(513,475)	$6,543
Adjustment related to correction of immaterial error (Note 3)	—	—	—	(267)	(267)
Adjusted Balance, March 31, 2019	96,868,433	968	519,050	(513,742)	6,276

Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued (Note 19)	—	—	52	—	52
Shares issued under the at-the-market offering agreement, net (Note 19)	823,452	8	215	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 19)	900,000	9	207	—	216
Net loss	—	—	—	(3,336)	(3,336)
Balance, March 31, 2020	108,457,731	$1,084	$521,788	$(520,116)	$2,756

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and filed with the SEC on February 27, 2020.

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina (subject to the terms of the recently announced earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project),  and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Mexico, Nevada and Argentina. The Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

The Company remains focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also focused on advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and on advancing selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina.  The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company maintains a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which is leased to a subsidiary of Hecla Mining Company (“Hecla”) (see Note 20). The employees at the Velardeña Properties also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, oversee corporate compliance activities, and to maintain and safeguard the longer-term value of the Velardeña Properties assets.

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

2.     Liquidity

At March 31, 2020, the Company’s aggregate cash and cash equivalents totaled $2.2 million, compared to the $4.6 million in similar assets held at December 31, 2019. The March 31, 2020 balance is due in part from the following expenditures and cash inflows for the three months ended March 31, 2020.  Expenditures totaled $4.4 million from the following:

•	$1.6 million in exploration expenditures, including work at Rodeo, Sand Canyon and other properties;

•	$0.5 million in care and maintenance costs at the Velardeña Properties;

•	$0.2 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project;

•	$1.2 million in general and administrative expenses; and

•

$0.3 million in Canadian income tax payments (Note 18), $0.4 million related to the remittance of value added taxes in Mexico collected in the fourth quarter 2019, and $0.2 million related to a working capital increase primarily from a reduction of accounts payable and other accrued liabilities.

The foregoing expenditures were offset by cash inflows of $2.0 million from the following:

•	$1.0 million in an unsecured loan received from a related party (Note 14);

•	$0.6 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs); and

•	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program and the ATM Program (both as described in Note 19).

In addition to the $2.2 million cash balance at March 31, 2020, in April 2020, the Company entered into the Earn-In Agreement with Barrick  and received  $0.9 million, net of transaction costs, related to a private placement transaction whereby Barrick received approximately 4.7 million shares of the Company’s common stock  (as further described in Note 26).  Also in April 2020, the Company closed on an equity offering and private placement (as further described in Note 26), which resulted in the receipt of approximately $2.8 million in proceeds, net of transaction costs.  The Company also expects to receive an additional approximately $2.1 million in net operating margin from the lease of the oxide plant through the end of 2020, although the actual net operating margin received from the oxide plant may be negatively impacted if interruptions due to COVID-19 persist longer than currently anticipated.  The Company’s budgeted expenditures, totaling approximately $9.0 million, during the next twelve months ending March 31, 2021 are as follows:

•

Approximately $2.2 million on evaluation activities, exploration and property holding costs related to the Company’s portfolio of exploration properties located in Mexico, Nevada and Argentina, including costs at Rodeo, El Quevar, Sand Canyon, Yoquivo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	$1.0 million related to the repayment of a related party loan (Note 14);

•	Approximately $0.7 million for repayment of the Autlán deposit according to the terms of the Agreement (as described in Note 15);

•	Approximately $3.1 million on general and administrative costs; and

•	Approximately $0.5 million related to a decrease in accounts payable and other accrued liabilities.

The Company’s currently budgeted expenditures of approximately $9.0 million are greater than the cash resources of approximately $8.0 million that are expected to be available during the period.  Therefore, during the remainder of 2020 and through March  31, 2021, the Company will take appropriate actions, which may include sales of certain of the Company’s exploration assets, reductions to the Company’s currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.  There are currently 8.1 million shares and 12.2 million shares remaining available for issuance under the ATM Program and LPC Program, respectively.

The actual amount of cash expenditures that the Company incurs during the twelve-month period ending March 31, 2021 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at the Company’s other exploration properties.  Likewise, the actual amount of cash receipts that the Company receives during the period may vary significantly from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease or an unexpected early termination of the oxide plant lease by the lessee.   If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, the Company would need to take more aggressive actions to maintain sufficient cash balances over the next twelve months.

The condensed consolidated  financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, the Company’s continuing long-term operations are dependent upon its ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in the Company’s condensed consolidated financial statements are dependent on its ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that the Company will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to the Company or at all. The Company believes the cash on hand, the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that the Company will have sufficient cash to meet its financial obligations and continue its business strategy beyond one year from the filing of its condensed consolidated financial statements for the period ended March 31, 2020.

3.Correction of Immaterial Error – Income Taxes

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due at the end of 2017 and 2018 relating to return of capital distributions made to the Company by one of the Company’s wholly-owned subsidiaries (see Note 18).  The effect of correcting this error was to reduce beginning retained earnings by $267,000 with $154,000 and $113,000 accruing to 2018 and 2019, respectively. The $267,000 adjustment to retained earnings is reflected in the accompanying Condensed Consolidated Statements of Changes in Equity.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that the correction would not be material to any individual prior period, nor did it have an effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in 2019 Financial Statements (“SAB 108”).

4.     New Accounting Pronouncements

During the first quarter 2020 the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. As the Company’s principle credit risk is related to its Lease Receivables the adoption of this update did not result in a material impact on the Company’s consolidated financial position or results of operations.

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

5.     Change in Accounting Principle

Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year. The Company has elected the modified retrospective method of adopting ASU 2016-02 per Topic 842. The Company has elected to apply several practical expedients available under the application of ASU 2016-02 and ASU 2018-11, which allowed the Company to forego reassessing the classification of existing or expiring leases, evaluating whether any existing or expiring contracts contain leases or reassessing previously recorded indirect costs.  The Company did not elect the practical expedient permitting the combination of lease and non lease components of the contract.  The adoption of ASU 2016-02 and ASU 2018-11 at January 1, 2019 resulted in only a negligible difference to amounts already recorded by the Company in its Consolidated Balance Sheets as of December 31, 2018, and as a  result the Company did not record an adjustment to the beginning balance of retained earnings at January 1, 2019, as required under the modified retrospective method.

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

The Company has included its right of use assets for the office leases described above in “Other long-term assets” (Note 12) and its office lease liabilities in “Other liabilities”, short term and long term (Note 15), in the Company’s Consolidated Balance Sheets for the periods ended March 31, 2020 and December 31, 2019.

.

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

7.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Prepaid insurance	$417	$494
Deferred offering costs	129	—
Recoupable deposits and other	208	175
	$754	$669

The deferred offering costs are associated with the ATM Agreement (see Note 19).

8.     Derivative at Fair Value

On December 3, 2019 the Company entered into an amendment to the plant lease agreement with Hecla, reducing the variable per tonne fee contained in the lease agreement from $22.00 to $11.00. Under certain silver price and delivered ore head grade limits, as fully discussed in Note 20, the variable per tonne fee could be increased back to the previous $22.00 per tonne. Pursuant to ASC Topics 815-Derivatives and Hedging (“ASC 815”) and 842-Leases (“ASC 842”), arrangements with variable lease payments must be evaluated to assess whether they contain embedded derivatives. If embedded derivatives are not “clearly and closely related” to the lease contract, they must be bifurcated and accounted for separately from the host contract. The Company determined that the potential for the Company to receive an additional $11.00 variable per tonne fee if certain conditions relating to the silver price and delivered ore head grades are met does not qualify for the “clearly and closely related” exception, and as a result, the potential additional $11.00 variable per tonne fee constitutes a derivative that must be valued and accounted for apart from the host lease contract. Per the guidance of ASC 842, the Company has determined that the amendment to the lease agreement constituted a modification that must be accounted for as a new lease commencing on December 2, 2019, the date the amendment was agreed upon by both parties and expiring on December 31, 2020. The Company is treating the fair value of the derivative received at the time of the modification to the lease agreement as an upfront lease payment that will be amortized over the remaining life of the lease on a straight line basis (see Note 17 for a discussion of the valuation method used to compute the fair value of the derivative). At March 31, 2020 and December 31, 2019, the Company had recorded a “Derivative at fair value” asset of approximately $39,000 and approximately $254,000, respectively. At March 31, 2020 and December 31, 2019, the Company had also recorded  “Deferred Revenue” of approximately $135,000 and $180,000 on the related to the amended lease agreement. At March 31, 2020 the Company recognized a reduction to “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations and a decrease to the derivative of approximately $215,000 related to the change in the fair value of the derivative between the December 31, 2019 and March 31, 2020.  During the first quarter 2020, the Company also recognized approximately $45,000 “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the amortization of the deferred revenue.

9.     Inventories, net

Inventories at the Velardeña Properties at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Material and supplies	$178	$231
	$178	$231

The material and supplies inventory at March 31, 2020 and December 31, 2019 is reduced by a $0.2 million obsolescence allowance.

8.

10.     Value added tax receivable, net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds.

At March 31, 2020, the Company has also recorded approximately $35,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

11.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,518	2,518
Royalty properties	200	200
Buildings	3,755	3,755
Mining equipment and machinery	16,049	16,049
Other furniture and equipment	885	884
Asset retirement cost	948	866
	33,708	33,625
Less: Accumulated depreciation and amortization	(27,873)	(27,594)
	$5,835	$6,031

Equipment Related to the Oxide Plant Lease

Certain assets of the Company are related to the lease of the Velardeña oxide plant to Hecla (see Note 1). The net book value of the equipment involved in the lease was approximately $0.5 million for both the three months ended March 31, 2020 and the year ended December 31, 2019.

12.Other Long-Term Assets

Other long-term assets at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Deferred offering costs	$350	$511
Right of use assets	556	620
	$906	$1,131

The deferred offering costs are associated with the LPC Program (see Note 19). The right of use assets are related to certain office leases (see Note 5).

   13.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accounts payable and accruals	$981	$710
Accrued employee compensation and benefits	578	724
Value added tax payable	—	401
Income taxes payable	—	292
	$1,559	$2,127

March 31, 2020

Accounts payable and accruals at March 31, 2020 are primarily related to amounts due to contractors and suppliers in the amounts of $0.4 million related to the Company’s Velardeña Properties and $0.6 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at March 31, 2020 consist of $0.2 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable. Included in the $0.6 million of accrued employee compensation and benefits is $0.4 million related to activities at the Velardeña Properties.

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

The VAT payable is primarily related to VAT collected on the sale of the Mogotes and Pistachon properties in Mexico in December 2019, with such amount being remitted to the Mexican government in January 2020. The Company has recorded VAT paid in Mexico and related to the Velardeña Properties as a recoverable asset. At December 31, 2019, the Company recorded approximately $73,000 of VAT receivable as a reduction to VAT payable presented in the table above. The VAT was paid during the first quarter 2020.

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 18). The taxes were paid in February 2020.

14.     Debt – Related Party

On March 30, 2020, in response to potential economic and market uncertainties caused by the COVID-19 pandemic,  the Company entered into a Short-Term Loan Agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV , L.P., a Cayman Islands exempted limited partnership (“Sentient”), pursuant to which Sentient granted to the Company an unsecured loan in an amount equal to $1,000,000 (the “Sentient Loan”). Sentient is a private equity fund, and together with certain other Sentient equity funds, Sentient is the Company’s largest stockholder, holding in the aggregate approximately 32% of the Company’s outstanding common stock. The Sentient Loan bears interest at a rate of 10% per annum and the loan is due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. The Loan Agreement contains customary representations, warranties, and other provisions.  The loan Agreement does not contain any prepayment penalties.

15.     Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in thousands)
Autlán refundable deposit	$740	$1,251
Premium financing	298	455
Office lease liability	112	118
	$1,150	$1,824

The Autlán refundable deposit is the remaining principal plus interest liability related to the deposit received for the proposed sale of our Velardeña Properties and other mineral concessions to Autlán in 2019.  On September 11, 2019, the Company announced that Autlán exercised its right to terminate the agreement for the purchase of the properties.  As a result of termination of the agreement, the Company is required to repay the original $1.5 million deposit amount by making monthly payments of $257,000, commencing on December 9, 2019, until the deposit amount is repaid with interest at approximately 11% per annum. Through March 31, 2020 the Company paid Autlán approximately $0.8 million against the original $1.5 million deposit, including interest of approximately $32,000, leaving a balance due at March 31, 2020 of approximately $0.7 million, including accrued interest. The Company recorded approximately $23,000 of interest expense for the three months ended March 31, 2020 related to the Autlán refundable deposit. On April 7, 2020, the Company and Autlán agreed to reduce the monthly payments to $81,000 and the interest rate applicable to the unpaid repayment amount will be increased from 11% per annum to 12% per annum, effective on April 9, 2020. The remaining balance is now due in full by December 2020.

The premium financing consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2019, the Company financed $151,000 of its premium for general liability insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At March 31, 2020, the remaining balance, plus accrued interest, was approximately $13,000. In December 2019 the Company financed $482,000 of its premium for directors and officers insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At March 31, 2020 the remaining balance, plus accrued interest, was approximately $285,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 5).

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million and $0.5 million for the periods ended March 31, 2020 and December 31, 2019, respectively, are primarily related to a lease liability for office space at the Company’s principal headquarters in Golden (see Note 5).

16.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million at that time.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first three months of 2020, the Company recognized approximately $59,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$2,825	$2,660

Changes in estimates, and other	82	(60)
Accretion expense	59	55
Ending balance	$2,966	$2,655

The change in estimates of the ARO recorded during 2020 and 2019 are primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

17.     Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at March 31, 2020 and December 31, 2019, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2020
Assets:
Cash and cash equivalents	$2,212	$—	$—	$2,212
Derivative at fair value	—	—	39	39
	$2,212	$—	$39	$2,251

At December 31, 2019
Assets:
Cash and cash equivalents	$4,593	$—	$—	$4,593
Derivative at fair value	—	—	254	254
	$4,593	$—	$254	$4,847

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The “Derivative at Fair Value” asset on the Consolidated Balance Sheets is related to the amendment to the Hecla plant lease agreement (see Note 20). The Company has determined that the portion of the variable lease payment that is based on the average price of silver and the average grade of material processed during a given month represents an embedded derivative (see Note 8). The Company assesses the fair value of the derivative at the end of each reporting period, with changes in the value recorded as an increase or decrease to “Oxide Plant Revenue” on the Company’s Consolidated Statements of Operations. The derivative asset was recorded at fair value as of December 2, 2019, the effective date of the lease amendment, and at December 31, 2019, based primarily on a valuation performed by a third-party expert using a Monte Carlo simulation and an option pricing model to calculate the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.  The valuation falls within Level 3 of the fair value hierarchy. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The valuation model primarily takes into consideration the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.

At March 31, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities classified within Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at March 31, 2020 or December 31, 2019.

18.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the three months ended March  31, 2020 and March 31, 2019 the Company did not recognized any income tax expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of March 31, 2020 and as of December 31, 2019, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due relating to return of capital distributions made to the Company by ECU Silver Mining Inc. (the Company’s wholly-owned Canadian subsidiary) at the end of 2017 and 2018.  The capital distributions constituted dividends under Canadian tax law, subject to a 5% withholding tax.  The Canadian withholding taxes, which constituted taxes on income for the months of December 2017 and December 2018, totaled approximately $284,000, including an estimate of interest due of approximately $20,000 on the late filing. The Company has treated the income tax expense related to this liability as the correction of an accounting error and has adjusted the beginning balance of retained earnings (Note 3).  In February 2020 the Company applied to enter into the Canadian Revenue Agency’s Voluntary Disclosure Program, whereby the Company paid the taxes and the estimated interest due and requested abatement of any penalties or additional interest that may apply.  If the Canada Revenue Agency denies the Company’s request for abatement, additional interest and penalties could be assessed.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at March 31, 2020 or December 31, 2019.

19.     Equity

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

Commitment purchase agreement

On May 9, 2018, the Company entered into a commitment purchase agreement (the “Commitment Purchase Agreement”) with LPC, pursuant to which the Company, at its sole discretion, has the right to sell up to $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement (the “LPC Program”).  The Company closed on the Commitment Purchase Agreement in July 2018.

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

During the three months ended March 31, 2020 the Company sold 900,000 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $216,000.  In addition, approximately $24,000 of Commitment Purchase Agreement costs were amortized, resulting in a remaining balance of $353,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of March 31, 2020.

During the three months ended March 31, 2019 the Company sold 1,213,642 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.30, resulting in net proceeds of approximately $360,000.  In addition, approximately $35,000 of Commitment Purchase Agreement costs were amortized.  There are currently12.2 million shares remaining available for issuance under the LPC Program.

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

During the first three months of 2020, the Company sold an aggregate of 823,452 shares of common stock under the ATM Agreement at an average price of $0.28 per share of common stock for net proceeds of approximately $223,000.  In addition, approximately $8,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $129,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets as of March 31, 2020.

During the first three months of 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000.  There are currently 8.1 million shares remaining available for issuance under the ATM Program.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at March 31, 2020 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2019	318,003	$0.45
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2020	318,003	$0.45

For the three months ended March 31, 2020 the Company recognized approximately $17,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $45,000 over the next 15 months.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at March 31, 2020 and the changes during the three months then ended:

		Weighted
		Average
		Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2019	30,310	$8.06
Granted during the period	—	—
Forfeited or expired during period	—	$—
Exercised during period	—	—
Outstanding March 31, 2020	30,310	$8.06
Exercisable at end of period	30,310	$8.06
Granted and vested	30,310	$8.06

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at March 31, 2020 and the changes during the three months then ended:

Weighted
Average Grant
Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2019	2,830,038	$0.78
Granted during the period	—	—
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding March 31, 2020	2,830,038	$0.78

For the three months ended March 31, 2020 the Company recognized approximately $35,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $21,000 over the next three months.

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

On February 26, 2019, the Company awarded a total of 705,000 KELTIP Units to two officers of the Company.  Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, the Company recorded approximately $254,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Condensed

Consolidated Statements of Changes in Equity.  The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019.  The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018. All KELTIP Units were recorded in equity at March 31, 2019.

The Company did not award any KELTIP Units during the three months ended March 31, 2020. At March 31, 2020 and December 31,2019, there were 2,325,000 KELTIP Units outstanding.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at March 31, 2020 and the changes during the three months then ended:

Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.80
Granted during the period	—	—
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—	—
Outstanding March 31, 2020	14,653,846	$0.80

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

All outstanding warrants are recorded in equity at March 31, 2020 and December 31, 2019.

20.     Revenue, Deferred Revenue and Related Costs Oxide Plant Lease and Oxide Plant Lease Costs

For the three months ended March 31, 2020 the Company recorded revenue of approximately $1.2 million and related costs of approximately $0.6 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 842.  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

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

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from August 2, 2017 through December 31, 2020 on a straight-line basis, including such income in “Revenue: Oxide plant lease”  in the Condensed Consolidated Statements of Operations.  During the three months ended March 31, 2020 the Company recognized approximately $0.1 million of amortized income related to the upfront cash payment. As of March 31, 2020, the unamortized portion of the lease option totaled approximately $0.2 million, recorded as short term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

On December 2, 2019 the Company and Hecla entered into a Third Amendment to the Master Agreement and Lease Agreement dated August 2, 2017. Under the terms of the Third Amendment, the Company has agreed to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020 from $22.00 per tonne to $11.00 per tonne. However, the Company will receive $22.00 per tonne processed during any month in which one of the following conditions occur: (1) the Comex daily silver spot closing average price for such month is equal to or greater than $20.00 per ounce, or (2) the mill head grade average from the metallurgical balance for such month is equal to or greater than 1,000 grams per ton equivalent silver head grade. If either of the conditions are met in any month, Hecla will pay the $22.00 fee on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the Lease Agreement; the monthly lease payment of $125,000 per month is not affected by the Third Amendment. Under the terms of the Lease Agreement, Hecla had the right to terminate the Lease Agreement at any time upon 120 days written notice. The Third Amendment extended the advance notice required to 150 days.  Moreover, the lease permits Hecla to terminate the lease upon ten days notice if Hecla is unable to use the plant due to a government ordered shutdown for a period of more than 90 continuous days.

The Company has determined that the ability to receive the higher $22.00 per tonne fee, as described above, creates a derivative asset. The Company treated the derivative asset as an upfront lease payment that will be amortized over the remaining life of the lease and also recorded deferred revenue equal to the value of the derivative asset, as more fully described in Note 8. The amortization of the upfront lease payment and the increase in the derivative asset at December 31, 2019 were recorded as an increase of approximately $74,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations for the period ended December 31, 2019.  For the three month period ended March 31, 2020 the amortization of the upfront lease payment and the decrease in the derivative asset (Note 8) were recorded as a net decrease  of approximately $170,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations for the period ended December 31, 2019

Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if the Company decides to use the oxide plant for its own purposes before December 31, 2020.

For the three months ended March 31, 2019 the Company recorded revenue of approximately $1.9 million and related costs of approximately $0.6 million associated with the lease of the Velardeña Properties oxide plant. During the three months ended March 31, 2019 the Company also recognized approximately $0.1 million of amortized income related to the upfront cash payment from Hecla, as discussed above.

21.     Interest and Other Expense, Net

For the three months ended March 31, 2020 the Company recognized a nominal amount of Interest and Other Expense primarily related to amounts payable to Autlán (see Note 15).

For the three months ended March 31, 2019 the Company recognized approximately $0.1 million of Interest and Other Expense primarily related to the mark-to-market of Golden Tag shares held by the Company at that time.  All the Golden Tag shares were sold during the third quarter 2019.

22.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,336)	$(2,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	274
Accretion of asset retirement obligation	59	55
Decrease in derivative at fair value	215	—
Loss (gain) on trading securities	—	106
Asset write off	—	16
Gain on reduction of asset retirement obligation	—	(39)
Stock compensation	52	564
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in lease receivable	138	(8)
(Increase) decrease in prepaid expenses and other assets	43	(62)
(Increase) decrease in inventories	53	(2)
Increase in value added tax recoverable, net	—	(5)
Increase in other long term assets	96	—
Decrease in reclamation liability	(1)	(63)
(Decrease) increase in accounts payable and accrued liabilities	(568)	191
Decrease in deferred revenue	(118)	(73)
Decrease in other current liabilities	(675)	(10)
Decrease in other long term liabilities	(56)	—
Net cash used in operating activities	$(3,819)	$(1,407)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Supplemental disclosure:
Interest paid	$26	$—
Income taxes paid	$284	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$32	$34

23.     Commitments and Contingencies

At March 31, 2020 and December 31, 2019, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2019.

24.     Segment Information

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
March 31, 2020	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,196	$564	$204	$657	$371	$4,663	$1
Corporate, Exploration and Other	—	—	75	2,848	2,965	5,572	—
	$1,196	$564	$279	$3,505	$3,336	$10,235	$1

Three Months Ended
March 31, 2019
Velardeña Properties	$1,932	$597	$202	$634	$(316)	$5,641	$—
Corporate, Exploration and Other	—	—	72	2,126	2,667	5,647	25
	$1,932	$597	$274	$2,760	$2,351	$11,288	$25

25.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At March 31, 2020, Sentient, through the Sentient executive funds, holds approximately 38% of the Company’s 108.5 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the three months ended March 31, 2020 and 2019 the Company charged Minera Indé approximately $45,000 for services, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

Debt – Related Party

On March 30, 2020, the Company entered into a short-term loan agreement with Sentient whereby the Company received an unsecured loan in the amount of $1,000,000. The Sentient Loan bears interest at a rate of 10% per annum and the loan is due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. See Note 14 for a full description of the loan.

26.      Subsequent Events

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory disease caused by the new coronavirus as “pandemic”.  As of the date of issuance of the condensed consolidated financial statements, the Company’s financial condition has not been significantly impacted, however, the Company continues to monitor the situation.  No impairments were recorded as of the condensed consolidated balance sheet date, however, due to uncertainty surrounding the situation, management’s judgment regarding this could change in the future.  In addition, while the Company’s results of operation, cash flows, and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Earn in Agreement

On April 9, 2020, the Company and several of its directly and indirectly wholly-owned subsidiaries entered into an Earn-In Agreement (the “Earn-In Agreement”) with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. In connection with the Earn-In Agreement, the Company and Barrick also entered into a subscription agreement  dated as of April 9, 2020 pursuant to which Barrick agreed to purchase approximately 4.7 million shares of the Company’s common stock at a purchase price of $0.21 per share in a private placement transaction for gross proceeds of $1.0 million. See “2020 Highlights – El Quevar” below for more information regarding the Earn-In Agreement.

Offering and private placement transaction

On April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock at a price of $0.20 per share, and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants (collectively, the “Warrants”), to purchase up to 11,250,000 shares of our common stock at an exercise price of $0.30 per share, for aggregate gross proceeds of $3.0 million (the “Offering”). Each Warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. Total costs for the Offering were approximately $250,000, including the placement agent fee of six percent of the aggregate gross proceeds, except, however, that a reduced fee was accepted with respect to one investor.  The securities purchase agreement contains customary representations, warranties and covenants, in addition to granting the investors the right to collectively participate in up to 50% of any future offerings of securities by the Company on the same terms as other investors, other than certain “exempt issuances” and “permitted sales” as defined therein, until the first anniversary of the closing date of the Offering. Under the terms of the Offering, the Company is precluded from selling any more of its equity in a similar transaction, including use of the LPC Program and the ATM Program, for a period of 90 days following the Offering.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law.  During the three months ended March 31, 2020, our principal source of revenue was from the lease of our oxide plant located near Velardeña, Durango, Mexico. We incurred net operating losses for the three months ended March 31, 2020 and 2019.

We remain focused on evaluating and searching for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

2020 Highlights

COVID-19 uncertainties

We have undertaken several initiatives in response to COVID-19 related economic and financial market uncertainties.

We are following World Health Organization protocols and local government rules and recommendations at all of our projects and corporate offices. Office employees are working remotely wherever possible. In compliance with the recent directive of the Mexican Federal Government to suspend all non-essential activities, including mining, until May 18, 2020 in response to the COVID-19 pandemic, we suspended mining activities at our Velardeña Properties (Durango State, Mexico). Work was conducted jointly with Hecla Mining Company to shut down the oxide mill that Hecla presently leases from us. Hecla will, per the terms of the existing lease agreement, continue to pay the fixed monthly fee of $125,000 during a temporary shutdown, as well as pay for certain shutdown-related costs. During the period of suspension, we will not receive the variable component of revenue that is tied to tonnes of ore milled per month.

On March 30, 2020, we entered into the Sentient Loan, whereby Sentient granted us an unsecured loan in an amount equal to $1,000,000. Sentient is our largest stockholder, holding in the aggregate approximately 32% of our outstanding common stock. The Sentient Loan bears interest at a rate of 10% per annum and is due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. The Loan Agreement contains customary representations, warranties, and other provisions.

We also reached an agreement with Autlán to extend the time to repay the remaining US$729,000 related to the $1.5 million refundable deposit received for the proposed sale of our Velardeña Properties and other assets in June 2019.  Through March 31, 2020, we paid Autlán approximately $0.8 million against the original $1.5 million deposit plus interest, leaving a balance due at March 31, 2020 of approximately $0.7 million, including accrued interest. On April 7, 2020, Autlán agreed to reduce the monthly payments to $81,000 and the interest rate applicable to the unpaid repayment amount will be increased from 11% per annum to 12% per annum, effective on April 9, 2020. The remaining balance is now due in full by December 2020.

Velardeña Oxide Plant Lease Agreement

During the three months ended March 31, 2020, Hecla processed approximately 32,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $1.2 million, comprised of approximately $0.6 million for direct plant charges and fixed fees and approximately $0.6 million for other net reimbursable costs related to the services we provide under the lease. Hecla is responsible for the ongoing operation and maintenance of the oxide plant. The $0.6 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $0.6 million for the three months ended March 31, 2020.

On October 1, 2018, Hecla exercised its option, pursuant to an agreement entered into with us in August 2017, to extend the lease of our Velardeña oxide plant until December 31, 2020. On December 2, 2019 we entered into an additional amendment of the lease agreement with Hecla to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020, from $22.00 per tonne to $11.00 per tonne, however, the per tonne fee reverts back to $22 per tonne for any month in which either of the following conditions are met:  (1) the Comex daily silver spot closing average price for such month is $20.00 per ounce or greater, or (2) the mill head grade average from the metallurgical balance for such month is 1,000 grams per ton equivalent silver head grade or greater. If either condition is met in any month, Hecla will pay the higher fee of $22.00 per tonne on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the lease agreement; the monthly lease payment of $125,000 per month is not affected by the amendment. The latest amendment also extended the notice period for Hecla’s right to terminate the lease for any reason from 120 days notice to 150 days. Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

We expect Hecla to continue to process material slightly below the intended approximately 400 tonnes per day rate during 2020,  which would generate a net operating margin to us, net of reimbursable costs, of approximately $0.6 million to $0.8 million per quarter. However, because Hecla has the right to terminate the lease with 150 days notice, there is no assurance that these amounts will continue through 2020. In addition, the actual net operating margin received from the oxide plant may be negatively impacted if interruptions due to COVID-19 persist longer than currently anticipated. Moreover, the lease permits Hecla to terminate the lease upon ten days notice if Hecla is unable to use the plant due to a government ordered shutdown for a period of more than 90 continuous days.

El Quevar

On April 9, 2020, we entered into the Earn-In Agreement with Barrick, pursuant to which Barrick has acquired an option to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina.

Pursuant to the terms of the Earn-In Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1.0 million per year in years three, four and five, and $2.0 million per year in years six, seven and eight); (B) deliver to the Company a National Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-In Agreement; and (C) deliver a written notice to exercise the Option to us within the term of the Earn-In Agreement. Barrick may withdraw from the Earn-In Agreement at any time after spending a minimum of $1.0 million in work expenditures and upon providing us with 30 days’ notice.

We will form a new entity (“NewCo”) that will hold the El Quevar properties. Upon satisfaction of the earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by us. Funding of NewCo will be based on Barrick’s and our respective ownership and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.

During the earn-in period, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp which will initially be run by us under a service agreement, which will also qualify as work expenditures.

Rodeo PEA

Rodeo, an open pit gold project within a 1,900-hectare claim located about 80 kilometers west of Velardeña, represents a source of mineralized material that may be processed at Velardeña’s oxide mill once our lease of that mill to Hecla Mining Co. concludes. Hecla currently has the right to use the mill through December 2020.

On April 15, 2020, we announced positive results from a Preliminary Economic Assessment (PEA) for the Rodeo project. The preliminary mine plan included in the PEA contemplates an open pit mining operation with material transported to our facility at the Velardeña property for processing. Daily throughput is estimated to be approximately 480 tonnes per day and estimated mine life is approximately nine quarters (2.25 years). We are planning for mining excavation to be completed using a regional contractor. We intend to provide overall project management and engineering, which includes in-pit technicians that will determine whether material is suitable for process or placement on the waste dump. Our assay lab, located in Velardeña, Durango will be used for the project’s assaying requirements. Our oxide plant at Velardeña, which will be used to process the mined material from Rodeo, is a typical agitated leach plant that can handle up to 550-tpd of throughput. The plant is equipped with a modern doré refinery, and the attached tailings facility recently underwent a major expansion.

We have already begun the process of obtaining the required mining and environmental permits for an open pit mining operation, a process that could take up to one year. We plan to initiate a small drilling program at Rodeo to provide greater resource definition for a mine plan and to provide samples for additional metallurgical testing. Pending successful procurement of all the necessary permits to operate, production from Rodeo could begin shortly after our lease of the Velardeña oxide mill to Hecla concludes.

Velardeña PEA

The Velardeña Properties contain two underground mines that were last operated in late 2015, at which point mining activities were suspended when a combination of low metals prices, mining dilution and metallurgical challenges rendered operations unprofitable. We elected to preserve the asset for future use, and since that time we have evaluated and tested various mining methods and processing alternatives that could enable sustainable profitable operations.

The recent rise in precious metals prices, the advancement of alternative processing technologies in the industry, and the results of our testing activities prompted us to pursue the preparation of an updated preliminary economic assessment (PEA). On April 2, 2020 we announced positive results from the updated PEA.   The updated PEA was prepared to incorporate new and updated elements of the project database, mine plan and processing plan, most notably the inclusion of bio-oxidation treatment of gold concentrates. In late 2019, we obtained successful results from testing Velardeña gold concentrate material using Finnish firm Outotec’s “BIOX” process, a unique and sustainable technology that was developed to pre-treat refractory ores and concentrates ahead of conventional cyanide leaching. The gold in these types of mineralized materials, such as those found at Velardeña, is encapsulated in pyrite and arsenopyrite which prevents the gold from being successfully cyanide leached. BIOX utilizes bacteria to oxidize these sulfide minerals, thereby exposing the gold for subsequent cyanide leaching and increasing overall gold recoveries. The 2019 BIOX testing of Velardeña material achieved gold recoveries of 92% from the pyrite-arsenopyrite concentrate, compared to sub-30% gold recoveries realized when the Velardeña Properties last operated in 2015. In the coming months, we plan to continue to optimize the mine plan and processing details in preparation for future test-mining and processing in advance of establishing a definite schedule for restarting commercial production at the Velardeña mines and the installation of the bio-oxidation circuit. No development decision has been made regarding a potential restart of the Velardeña mines.

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

We completed surface exploration activities on the project in late 2019, including mapping and geochemical sampling to identify drill targets. Based on this work and after securing drill permits, we initiated a drill program in the first quarter 2020.  In March we completed the initial drill program of approximately 1800 meters in 4 diamond drill holes.  The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops.  Drill samples have been submitted for assay and results are pending.  In the first year of exploration at Sand Canyon, Golden spent $1.6 million toward the $2.5 million earn-in requirement, fulfilling the first and second year minimum expenditures and the minimum drill commitment.

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

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled.   Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program. Subject to the availability of capital, we intend to begin a drill program in 2021 to test the most promising portions of the veins.

Offering and private placement transaction

On April 20, 2020, we entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of our common stock at a price of $0.20 per share, and in a concurrent private placement transaction, the issuance of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants, to purchase up to 11,250,000 shares of our common stock at an exercise price of $0.30 per share, for aggregate gross proceeds of $3.0 million. The securities purchase agreement contains customary representations, warranties and covenants, in addition to granting the investors the right to collectively participate in up to 50% of any future offerings of securities by the Company on the same terms as other investors, other than certain “exempt issuances” and “permitted sales” as defined therein, until the first anniversary of the closing date of the Offering.

Each Warrant is exercisable six months from the date of issuance and has a term expiring five years after such initial exercise date. The Warrants contain so-called full-ratchet anti-dilution provisions which may be triggered upon any future issuance by the Company of shares of its common stock or common stock equivalents at a per share price below the then-exercise price of the Warrant, subject to certain exceptions; provided, however, that with respect to the Series B warrants, the adjusted exercise price will not be less than $0.26.

Total costs for the Offering were approximately $250,000, including the placement agent fee of six percent of the aggregate gross proceeds, except, however, that a reduced fee was accepted with respect to one investor. In connection with the Offering, the Company, its directors, executive officers, and certain stockholders, subject to certain exceptions, may not to sell or transfer any shares of common stock or securities convertible into, or exchangeable or exercisable for, the Company’s shares of common stock during a period ending 90 days after the closing of the Offering, without first obtaining the written consent of the placement agent. This includes the Company’s use of the LPC Program and the ATM Program.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2020 to the results from operations for the three months ended March 31, 2019.

Three Months Ended March 31, 2020

Revenue from oxide plant lease. We recorded revenue of $1.2 million and $1.9 million during three-month periods ended March 31, 2020 and 2019, respectively, related to the lease of our Velardeña oxide plant to a third party. The decrease in revenue during 2020 is primarily related to  a reduction in the per tonne processing fees during the period relating to an amendment of the Hecla lease as discussed in Note 20 in the accompanying financial statements.

Oxide plant lease costs. We recorded $0.6 million of costs related to the oxide plant lease during each of the three-month periods ended March 31, 2020 and 2019. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at the Sand Canyon and other properties, property holding costs and allocated administrative expenses, totaled $1.6 million and $0.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.  The increase in exploration expense for 2020 is primarily related to a drilling program at our Sand Canyon project in Nevada. Exploration expense for 2019 was incurred primarily in Mexico.

Velardeña care and maintenance costs. We recorded $0.5 million for each of the three month periods ended March 31, 2020 and 2019, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015.

El Quevar project expense. For the three months ended March 31, 2020 we incurred $0.2 million related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. For the three months ended March  31, 2019 we incurred $0.3 million in expenditures.

Administrative expense.  Administrative expenses totaled $1.2 million for the three months ended March 31, 2020. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.2 million of administrative expenses we incurred during the three months of 2020 is comprised of $0.3 million of employee compensation and directors’ fees, $0.5 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs. Administrative expenses totaled $1.1 million for the three months ended March 31, 2019. The $1.1 million of administrative expenses we incurred during the three months of 2019 is comprised of $0.3 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended March 31, 2020 we incurred approximately $0.1 million of expense related to stock-based compensation. During the three months ended March 31, 2019 we recorded approximately $0.6 million of stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables. The 2019 stock-based compensation includes expense related to KELTIP grants made to two officers during the period, no such grants were made during the 2020 period.

Reclamation and accretion expense. During each of the three months ended March 31, 2020 and 2019 we incurred approximately $59,000 of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating income, net. We recorded a nominal amount of other operating income for the three months ended March 31, 2020, related to the sale of an asset in Mexico.  We recorded $0.1 million of other operating income for the three months ended March 31, 2019, related primarily to an adjustment to the estimated asset retirement obligation at our Velardeña Properties and the sale of surplus equipment in Argentina.

Depreciation, depletion and amortization. During each of the three-month periods ended March 31, 2020 and March 31, 2019 we incurred depreciation, depletion and amortization expense of approximately $0.3 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for the three months ended March 31, 2020, primarily related to a refundable deposit due to Autlán. We recorded $0.1 million of interest and other expense, net for the three months ended March 31, 2019, primarily related to the mark-to-market of certain common stock we owned in a junior mining company.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for both the three months ended March 31, 2020 and March 31, 2019. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended March 31, 2020 and March 31, 2019.

Liquidity, Capital Resources and Going Concern

At March 31, 2020, our aggregate cash and cash equivalents totaled $2.2 million, compared to the $4.6 million in similar assets held at December 31, 2019. The March 31, 2020 balance is due in part from the following expenditures and cash inflows for the three months ended March 31, 2020.  Expenditures totaled $4.4 million from the following:

•	$1.6 million in exploration expenditures, including work at Rodeo, Sand Canyon and other properties;

•	$0.5 million in care and maintenance costs at the Velardeña Properties;

•	$0.2 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project;

•	$1.2 million in general and administrative expenses; and

•

$0.3 million in Canadian income tax payments (Note 18), $0.4 million related to the remittance of value added taxes in Mexico collected in the fourth quarter 2019, and $0.2 million related to a working capital increase primarily from a reduction of accounts payable and other accrued liabilities.

The foregoing expenditures were offset by cash inflows of $2.0 million from the following:

•	$1.0 million in an unsecured loan received from a related party (Note 14);

•	$0.6 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs); and

•	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program and the ATM Program (as described in Note 19).

In addition to the $2.2 million cash balance at March 31, 2020, in April 2020 we entered into an earn-in agreement with Barrick and received $0.9 million, net of transaction costs, related to a private placement transaction whereby Barrick received approximately 4.7 million shares of our common stock (see Note 26). Also, in April 2020, we closed on an equity offering and private placement (see Note 26), which resulted in the receipt of approximately $2.8 million in proceeds, net of transaction costs. We also expect to receive an additional approximately $2.1 million in net operating margin from the lease of the oxide plant through the end of 2020. Our budgeted expenditures totaling approximately $9.0 million during the next twelve months ending March 31, 2021 are as follows:

•

Approximately $2.2 million on evaluation activities, exploration and property holding costs related to our portfolio of exploration properties located in Mexico, Nevada and Argentina, including costs at Rodeo, El Quevar, Sand Canyon, Yoquivo and other properties;

•	Approximately $1.5 million at the Velardeña Properties for care and maintenance;

•	$1.0 million related to the repayment of a related party loan (Note 14);

•	Approximately $0.7 million for repayment of the Autlán deposit according to the terms of the Agreement (as described in Note 15);

•	Approximately $3.1 million on general and administrative costs; and

•	Approximately $0.5 million related to a decrease in accounts payable and other accrued liabilities.

Our currently budgeted expenditures of approximately $9.0 million are greater than the cash resources of $8.0 million that are expected to be available during the period. Therefore, during the remainder of 2020 and through March 31, 2021, we will take appropriate actions, which may include sales of certain of our exploration assets, reductions to our currently budgeted level of spending, and/or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.  There are currently 8.1 million shares and 12.2 million shares remaining available for issuance under the ATM Program and LPC Program, respectively.

The actual amount of cash expenditures that we incur during the twelve-month period ending March 31, 2021 may vary significantly from the amounts specified above and will depend on a number of factors, including variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties, including El Quevar. Likewise, the actual amount of cash receipts that we receive during the period may vary significantly from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease or an unexpected early termination of the oxide plant lease by the lessee. If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we would need to take more aggressive actions to maintain sufficient cash balances over the next twelve months.

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

There can be no assurance that we will be successful in generating future profitable operations or securing additional funding in the future on terms acceptable to us or at all. We believe the cash on hand, the continuing cash flow from the lease of the oxide plant, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our consolidated financial statements for the period ended March 31, 2020.

Recent Accounting Pronouncements

During the first quarter 2020 we adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. As our principle credit risk is related to its Lease Receivables the adoption of this update did not result in a material impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term, anticipated revenues, and potential future tailings expansion; the El Quevar project, including assumptions and projections contained in the El Quevar PEA, the timing of results from the current drilling program and our plans regarding further advancement of the project; the Santa Maria property, including the assumptions and projections contained in the updated Santa Maria PEA, and other expectations regarding the project; the Yoquivo project, including future drilling plans and exploration activities; anticipated income from the use of our ATM Program and LPC Program; our financial outlook for the remainder of 2020, including anticipated income and expenditures; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

•	Timing duration and overall impact of the COVID-19 pandemic;
•

Lower revenue than anticipated from the oxide lease, which could result from delays or problems at the third party’s mine or at the oxide plant (including but not limited to the temporary shutdown of mining activities in Mexico), permitting problems at the third party’s mine or the oxide plant, delays in constructing additional tailings capacity at the oxide plant, earlier than expected termination of the lease or other causes;

•

Timing and duration of the suspension of mining activities at the Velardeña Properties (including operations at the oxide plant lease) in compliance with the recent directive of the Mexican Federal Government due to the COVID-19 pandemic;

•	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
•

Failure to negotiate an extension of the option period related to the option agreement for the sale of our Santa Maria property and failure to receive the initial cash payment of $1.0 million upon exercise of that option;

•

  Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-In Agreement;

•	Decreases or insufficient increases in silver and gold prices;
•

Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results;

•	Unfavorable results from exploration at the Santa Maria, Yoquivo, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;
•	The Rodeo project, including assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans regarding further advancement of the project;

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

•	Volatility in the market price of our common stock; and
•	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first three months of 2020, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

Other than the risk factors set forth below, the risk factors for the three months ended March 31, 2020 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. These amended risk factors supplement, but do not replace those we have previously reported.

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus (COVID-19) pandemic.

The December 2019 novel strain of coronavirus known as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, poses a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects which may impact liquidity and financial results. Furthermore, in compliance with the recent directive of the Mexican Federal Government to suspend all non-essential activities, including mining, until May 18, 2020 in response to the COVID-19 pandemic, we suspended mining activities at the Velardeña Properties in the State of Durango, Mexico, which includes operations at our oxide mill that we presently lease to Hecla. Per the terms of the existing lease agreement, Hecla will continue to pay the fixed monthly fee of $125,000 to us during a temporary shutdown, as well as pay for certain shutdown-related costs. During the period of suspension, we will not receive the variable component of revenue that is tied to tonnes of ore milled per month. Depending on the duration of the suspension of mining activities in Mexico, this may significantly lower the revenue previously anticipated from the oxide plant lease. Moreover, the lease permits Hecla to terminate the lease upon ten days notice if Hecla is unable to use the plant due to a government ordered shutdown for a period of more than 90 continuous days.

To the extent the COVID-19 pandemic adversely affects our business and financial results as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those set forth under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our operation and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

10.1	Earn-In Agreement among Golden Minerals Company, ASM Services S.A.R.L., Silex Spain, S.L., Silex Argentina S.A. and Barrick Gold Corporation, dated April 9, 2020.*
10.2	Subscription Agreement by and between Golden Minerals Company and Barrick Gold Corporation, dated April 9, 2020.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MINERALS COMPANY

Date:	May 7, 2020	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	May 7, 2020	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer