Form 10-Q
period 2020-06-30
Golden Minerals Co
filed 2020-08-06
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻    No ⌧

At August 4, 2020, 148,712,652 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	June 30,	December 31,
	2020	2019

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$3,557	$4,593
Lease receivables	353	448
Inventories, net (Note 8)	186	231
Derivative at fair value (Note 7)	128	254
Prepaid expenses and other assets (Note 6)	705	669
Total current assets	4,929	6,195
Property, plant and equipment, net (Note 10)	5,471	6,031
Other long term assets (Note 11)	1,013	1,131
Total assets	$11,413	$13,357

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 12)	$1,152	$2,127
Deferred revenue, current (Note 19)	227	472
Debt - related party (Note 13)	1,025	—
Other current liabilities (Note 14)	870	1,824
Total current liabilities	3,274	4,423
Asset retirement and reclamation liabilities (Note 15)	3,040	2,839
Other long term liabilities (Note 14)	412	494
Total liabilities	6,726	7,756

Commitments and contingencies (Note 22)

Equity (Note 18)
Common stock, $.01 par value, 200,000,000 shares authorized; 128,176,731 and 106,734,938 shares issued and outstanding respectively	1,282	1,067
Additional paid in capital	525,844	521,314
Accumulated deficit	(522,439)	(516,780)
Shareholders' equity	4,687	5,601
Total liabilities and equity	$11,413	$13,357

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 19)	$1,224	$1,976	$2,420	$3,908
Total revenue	1,224	1,976	2,420	3,908
Costs and expenses:
Oxide plant lease costs (Note 19)	(420)	(613)	(984)	(1,210)
Exploration expense	(824)	(1,328)	(2,455)	(2,183)
El Quevar project expense	(245)	(686)	(493)	(1,001)
Velardeña care and maintenance costs	(192)	(452)	(655)	(969)
Administrative expense	(767)	(969)	(1,930)	(2,043)
Stock based compensation	(614)	(89)	(666)	(653)
Reclamation expense	(62)	(55)	(121)	(114)
Other operating (expense) income, net	(106)	71	(102)	179
Depreciation and amortization	(265)	(270)	(544)	(544)
Total costs and expenses	(3,495)	(4,391)	(7,950)	(8,538)
Loss from operations	(2,271)	(2,415)	(5,530)	(4,630)
Other expense:
Interest and other expense, net (Note 20)	(46)	(43)	(73)	(141)
Loss on foreign currency	(6)	—	(56)	(38)
Total other loss	(52)	(43)	(129)	(179)
Loss from operations before income taxes	(2,323)	(2,458)	(5,659)	(4,809)
Income taxes (Note 17)	—	—	—	—
Net loss	$(2,323)	$(2,458)	$(5,659)	$(4,809)
Net loss per common share — basic
Loss	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Weighted average Common Stock outstanding - basic (1)	124,134,135	97,144,467	115,690,717	96,466,982

(1)Potentially dilutive shares for loss periods have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 21)	$(6,113)	$(1,785)
Cash flows from investing activities:
Proceeds from sale of assets	—	104
Acquisitions of property, plant and equipment	(2)	(27)
Net cash provided by (used in) investing activities	$(2)	$77
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,079	544
Proceeds from related party loan	1,000	—
Net cash from financing activities	$5,079	$544
Net decrease in cash and cash equivalents	(1,036)	(1,164)
Cash and cash equivalents, beginning of period	4,593	3,293
Cash and cash equivalents, end of period	$3,557	$2,129

See Note 21 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,124)	$7,637
Stock compensation accrued and shares issued for vested stock awards (Note 18)	312,000	3	426	—	429
Modification of previously awarded KELTIP Units (Note 18)	—	—	583	—	583
Shares issued under the at-the-market offering agreement, net (Note 18)	33,995	1	11	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 18)	2,113,642	21	507	—	528
Net loss	—	—	—	(4,809)	(4,809)
Balance, June 30, 2019	98,080,433	$980	$519,333	$(515,933)	$4,380
Adjustment related to correction of immaterial error (Note 2)	—	—	—	(267)	(267)
Adjusted Balance, June 30, 2019	98,080,433	980	519,333	(516,200)	4,113

Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued (Note 18)	—	—	666	—	666
Shares issued under the at-the-market offering agreement, net (Note 18)	823,452	9	214	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 18)	900,000	9	207	—	216
Subscription agreement (Note 18)	4,719,207	47	882	—	929
Offering and private placement agreement (Note 18)	15,000,000	150	2,561	—	2,711
Net loss	—	—	—	(5,659)	(5,659)
Balance, June 30, 2020	128,176,938	$1,282	$525,844	$(522,439)	$4,687

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(Unaudited)

1.     Basis of Preparation of Financial Statements and Nature of Operations

Golden Minerals Company (the “Company”), a Delaware corporation, has prepared these unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required by GAAP for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Certain prior period amounts have been reclassified to conform to current classifications. Interim results are not necessarily indicative of results for a full year; accordingly, these interim financial statements should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and filed with the SEC on February 27, 2020.

The Company is a mining company, holding a 100% interest in the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina (subject to the terms of the April 9, 2020, earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Notes 11 and 19), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico, including the 100%-owned Rodeo property in Durango State, Mexico. The Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

The Company remains focused on commencing mining operations at the Rodeo property as well as evaluating and searching for other mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our processing plants at the Velardeña Properties. The Company is also focused on advancing our El Quevar exploration property in Argentina through the Earn-in Agreement with Barrick and on advancing selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

During November 2015 the Company suspended mining and sulfide processing activities at its Velardeña Properties in order to conserve the asset until the Company is able to develop mining and processing plans that at then current prices for silver and gold indicate a sustainable positive operating margin (defined as revenues less costs of sales) or the Company is able to locate, acquire and develop alternative mineral sources that could be economically mined and transported to the Velardeña Properties for processing.  The Company maintains a core group of employees at the Velardeña Properties, most of whom have been assigned to operate and provide administrative support for the oxide plant, which is leased to a subsidiary of Hecla Mining Company (“Hecla”) (see Note 19). The employees at the Velardeña Properties also include an exploration group and an operations and administrative group to continue to advance the Company’s plans in Mexico, including the start-up of mining operations at the Rodeo property, and to provide oversight for corporate compliance activities as well as maintaining and safeguarding the longer-term value of the Velardeña Properties assets.

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

2.	Correction of Immaterial Error – Income Taxes

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due at the end of 2017 and 2018 relating to return of capital distributions made to the Company by one of the Company’s wholly-owned subsidiaries (see Note 17).  The effect of correcting this error was to reduce beginning retained earnings by $267,000 with $154,000 and $113,000 accruing to 2018 and 2019, respectively. The $267,000 adjustment to retained earnings is reflected in the accompanying Condensed Consolidated Statements of Changes in Equity.

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

3.     New Accounting Pronouncements

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

The Company has included its right of use assets for the office leases described above in “Other long-term assets” (Note 11) and its office lease liabilities in “Other liabilities”, short term and long term (Note 14), in the Company’s Consolidated Balance Sheets for the periods ended June 30, 2020 and December 31, 2019.

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

6.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Prepaid insurance	$389	$494
Recoupable deposits and other	316	175
	$705	$669

The 2020 recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.1 million related to the Earn-in Agreement (see Note 10).

7.     Derivative at Fair Value

On December 3, 2019 the Company entered into an amendment to the plant lease agreement with Hecla, reducing the variable per tonne fee contained in the lease agreement from $22.00 to $11.00. Under certain silver price and delivered ore head grade limits, as fully discussed in Note 19, the variable per tonne fee could be increased back to the previous $22.00 per tonne. Pursuant to ASC Topics 815-Derivatives and Hedging (“ASC 815”) and 842-Leases (“ASC 842”), arrangements with variable lease payments must be evaluated to assess whether they contain embedded derivatives. If embedded derivatives are not “clearly and closely related” to the lease contract, they must be bifurcated and accounted for separately from the host contract. The Company determined that the potential for the Company to receive an additional $11.00 variable per tonne fee if certain conditions relating to the silver price and delivered ore head grades are met does not qualify for the “clearly and closely related” exception, and as a result, the potential additional $11.00 variable per tonne fee constitutes a derivative that must be valued and accounted for apart from the host lease contract. Per the guidance of ASC 842, the Company has determined that the amendment to the lease agreement constituted a modification that must be accounted for as a new lease commencing on December 2, 2019, the date the amendment was agreed upon by both parties and expiring on December 31, 2020. The Company is treating the fair value of the derivative received at the time of the modification to the lease agreement as an upfront lease payment that will be amortized over the remaining life of the lease on a straight line basis (see Note 16 for a discussion of the valuation method used to compute the fair value of the derivative). At June 30, 2020 and December 31, 2019, the Company had recorded a “Derivative at fair value” asset of approximately $128,000 and approximately $254,000, respectively. At June 30, 2020 and December 31, 2019, the

Company had also recorded “Deferred Revenue” of approximately $90,000 and $180,000, related to the amended lease agreement. At June 30, 2020 the Company recognized a reduction to “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations and a decrease to the derivative of approximately $125,000 related to the change in the fair value of the derivative between the December 31, 2019 and June 30, 2020. During the first six months of 2020, the Company also recognized approximately $90,000 “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the amortization of deferred revenue.

8.     Inventories, net

Inventories at the Velardeña Properties at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Material and supplies	$186	$231
	$186	$231

The material and supplies inventory at June 30, 2020 and December 31, 2019 is reduced by a $0.2 million obsolescence allowance.

9.	Value added tax receivable, net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At June 30, 2020, the Company has also recorded approximately $23,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

10.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,518
Royalty properties	200	200
Buildings	3,755	3,755
Mining equipment and machinery	16,051	16,049
Other furniture and equipment	885	884
Asset retirement cost	948	866
	33,610	33,625
Less: Accumulated depreciation and amortization	(28,139)	(27,594)
	$5,471	$6,031

El Quevar Earn-In Agreement

On April 9, 2020, the Company and several of its directly and indirectly wholly-owned subsidiaries entered into the Earn In Agreement with Barrick, pursuant to which Barrick has acquired an option (the “Option”) to earn a 70% interest in the Company’s El Quevar project located in the Salta Province of Argentina. Pursuant to the terms of the Earn-In Agreement, in order to earn an undivided 70% interest in the El Quevar project, Barrick must: (A) incur a total of $10 million in work expenditures over a total of eight years ($0.5 million per year in years one and two, $1 million per year in years three, four and five, and $2 million per year in years six, seven and eight); (B) deliver to the Company a National

Instrument 43-101 compliant pre-feasibility study pursuant to the parameters set forth in the Earn-In Agreement; and (C) deliver a written notice to exercise the Option to the Company within the term of the Earn-In Agreement. Barrick may withdraw from the Earn-In Agreement at any time after spending a minimum of $1 million in work expenditures and upon providing 30 days’ notice to the Company. The Company will form a new entity (“NewCo”) that will hold the El Quevar properties. Upon satisfaction of the earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by the Company. Funding of NewCo will be based on Barrick’s and the Company’s respective ownership and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.

In connection with the Earn-In Agreement, the Company and Barrick also entered into a Subscription Agreement (the “Subscription Agreement”) dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction (see Note 18).

Property Abandonment

During the second quarter 2020, the Company allowed certain concessions related to the Company’s immaterial Abelena exploration project in Mexico to expire. The concessions had a carrying value of $0.1 million and the Company recorded a $0.1 million loss included in Other operating (expense) income, net on the accompanying Condensed Consolidated Statement of Operations.

Equipment Related to the Oxide Plant Lease

Certain assets of the Company are related to the lease of the Velardeña oxide plant to Hecla (see Note 19). The net book value of the equipment involved in the lease was approximately $0.5 million at both June 30, 2020 and December 31, 2019.

11.Other Long-Term Assets

Other long-term assets at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Deferred offering costs	$479	$511
Right of use assets	534	620
	$1,013	$1,131

The deferred offering costs are associated with the LPC Program and the ATM Agreement (see Note 18). The right of use assets are related to certain office leases (see Note 4).

12.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Accounts payable and accruals	$504	$710
Accrued employee compensation and benefits	645	724
Value added tax payable	3	401
Income taxes payable	—	292
	$1,152	$2,127

June 30, 2020

Accounts payable and accruals at June 30, 2020 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.3 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at June 30, 2020 consist of $0.2 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable. Included in the $0.6 million of accrued employee compensation and benefits is $0.4 million related to activities at the Velardeña Properties.

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

The income taxes payable are related to certain Canadian taxes due on capital distributions the Company received from its Canadian subsidiary (see Note 17). The taxes were paid in February 2020.

13.     Debt – Related Party

On March 30, 2020, in response to potential economic and market uncertainties caused by the COVID-19 pandemic, the Company entered into a Short-Term Loan Agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV , L.P., a Cayman Islands exempted limited partnership (“Sentient”), pursuant to which Sentient granted to the Company an unsecured loan in an amount equal to $1,000,000 (the “Sentient Loan”). Sentient is a private equity fund, and together with certain other Sentient equity funds, Sentient is the Company’s largest stockholder, holding in the aggregate approximately 32% of the Company’s outstanding common stock. The Sentient Loan bears interest at a rate of 10% per annum and the loan is due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. The Loan Agreement contains customary representations, warranties, and other provisions.  The loan Agreement does not contain any prepayment penalties. At June 30, 2020 the Debt – related party amount includes approximately $25,000 of accrued interest.

14.     Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Autlán refundable deposit	$489	$1,251
Premium financing	264	455
Office lease liability	117	118
	$870	$1,824

The Autlán refundable deposit is the remaining principal plus interest liability related to the deposit received for the proposed sale of our Velardeña Properties and other mineral concessions to Autlán in 2019. On September 11, 2019, the Company announced that Autlán exercised its right to terminate the agreement for the purchase of the properties. As a result of termination of the agreement, the Company is required to repay the original $1.5 million deposit amount by making monthly payments of $257,000, commencing on December 9, 2019, until the deposit amount is repaid with interest at approximately 11% per annum. Through June 30, 2020 the Company paid Autlán approximately $1.0 million against the original $1.5 million deposit, including interest of approximately $57,000, leaving a balance due at June 30, 2020 of approximately $0.5 million, including accrued interest. The Company recorded approximately $38,000 of interest expense for the six months ended June 30, 2020 related to the Autlán refundable deposit. On April 7, 2020, the Company and Autlán agreed to reduce the monthly payments to $81,000 and the interest rate applicable to the unpaid repayment amount will be increased from 11% per annum to 12% per annum, effective on April 9, 2020. The remaining balance is now due in full by December 2020.

The premium financing consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2019, the Company financed $151,000 of its premium for general liability insurance. The premium was payable in twelve equal payments at an interest rate of 5.74% per annum. At June 30, 2020, there was no remaining balance. In December 2019 the Company financed $482,000 of its premium for directors and officers insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At June 30, 2020 the remaining balance, plus accrued interest, was approximately $264,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 4).

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million and $0.5 million for the periods ended June 30, 2020 and December 31, 2019, respectively, are primarily related to a lease liability for office space at the Company’s principal headquarters in Golden (see Note 4).

15.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million at that time.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first six months of 2020, the Company recognized approximately $121,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Beginning balance	$2,825	$2,660

Changes in estimates, and other	82	(60)
Accretion expense	121	55
Ending balance	$3,028	$2,655

The change in estimates of the ARO recorded during 2020 and 2019 are primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

16.     Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at June 30, 2020 and December 31, 2019, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At June 30, 2020
Assets:
Cash and cash equivalents	$3,557	$—	$—	$3,557
Derivative at fair value	—	—	128	128
	$3,557	$—	$128	$3,685

At December 31, 2019
Assets:
Cash and cash equivalents	$4,593	$—	$—	$4,593
Derivative at fair value	—	—	254	254
	$4,593	$—	$254	$4,847

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The “Derivative at Fair Value” asset on the Consolidated Balance Sheets is related to the amendment to the Hecla plant lease agreement (see Note 19). The Company has determined that the portion of the variable lease payment that is based on the average price of silver and the average grade of material processed during a given month represents an embedded derivative (see Note 7). The Company assesses the fair value of the derivative at the end of each reporting period, with changes in the value recorded as an increase or decrease to “Oxide Plant Revenue” on the Company’s Consolidated Statements of Operations. The derivative asset was recorded at fair value as of December 2, 2019, the effective date of the lease amendment, and at December 31, 2019 and June 30, 2020, based primarily on a valuation performed by a third-party expert using a Monte Carlo simulation and an option pricing model to calculate the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.  The valuation falls within Level 3 of the fair value hierarchy. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The valuation model primarily takes into consideration the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.

At June 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities classified within Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at June 30, 2020 or December 31, 2019.

17.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the six months ended June 30, 2020 and June 30, 2019 the Company did not recognized any income tax expense. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of June 30, 2020 and as of December 31, 2019, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

In the third quarter 2019, the Company became aware that it had failed to timely file withholding tax returns and pay taxes that were due relating to return of capital distributions made to the Company by ECU Silver Mining Inc. (the Company’s wholly-owned Canadian subsidiary) at the end of 2017 and 2018.  The capital distributions constituted dividends under Canadian tax law, subject to a 5% withholding tax.  The Canadian withholding taxes, which constituted taxes on income for the months of December 2017 and December 2018, totaled approximately $284,000, including an estimate of interest due of approximately $20,000 on the late filing. The Company has treated the income tax expense related to this liability as the correction of an accounting error and has adjusted the beginning balance of retained earnings (Note 2).  In February 2020 the Company applied to enter into the Canadian Revenue Agency’s Voluntary Disclosure Program, whereby the Company paid the taxes and the estimated interest due and requested abatement of any penalties or additional interest that may apply.  If the Canada Revenue Agency denies the Company’s request for abatement, additional interest and penalties could be assessed.

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at June 30, 2020 or December 31, 2019.

18.     Equity

Subscription agreement

In connection with the Earn-In Agreement (see Note 11), the Company and Barrick also entered into the Subscription Agreement dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction. The Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder. The net proceeds of the Subscription Agreement of approximately $0.9 million were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity.

Offering and private placement

On April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock at a price of $0.20 per share, and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants (collectively, the “Warrants”), to purchase up to 11,250,000 shares of our common stock at an exercise price of $0.30 per share, for aggregate gross proceeds of $3.0 million (the “Offering”). Each Warrant is exercisable six months from the date of issuance on April 22, 2020 and has a term expiring five years after such initial exercise date. The Warrants contain so-called full-ratchet anti-dilution provisions which may be triggered upon any future issuance by the Company of shares of its common stock or common stock equivalents at a per share price below the then-exercise price of the Warrant, subject to certain exceptions; provided, however, that with respect to the Series B warrants, the adjusted exercise price will not be less than $0.26.

The net proceeds of the Offering were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity. Total costs for the Offering were approximately $334,000, including listing fees, legal and other costs, and the placement agent fee of six percent of aggregate gross proceeds, however, a reduced fee was accepted with respect to one investor. All such costs were recorded as a reduction to “Additional paid in capital” on the Condensed Consolidated Balance Sheets.  Using the Black Scholes model, and assuming no triggering events take place to reduce the exercise price of the warrants, the fair value of the combined Series A and Series B warrants issued was approximately $1.9 million on April 22, 2020, the date of issuance of the warrants. The Black Scholes inputs included the closing stock price on April 22, 2020 (the date of issuance of the warrants) of $0.24, the exercise price and exercise period of the warrants, the Company’s applicable volatility rate for the period of the Warrants of 95%, and the applicable risk-free rate of 0.41%.

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

During the six months ended June 30, 2020 the Company sold 900,000 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $216,000.  In addition, approximately $24,000 of Commitment Purchase Agreement costs were amortized, resulting in a remaining balance of $353,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of June 30, 2020.

During the six months ended June 30, 2019 the Company sold 2,113,642 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.28, resulting in net proceeds of approximately $590,000.  In addition, approximately $58,000 of Commitment Purchase Agreement costs were amortized.  There are currently12.2 million shares remaining available for issuance under the LPC Program.

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

During the first six months of 2020, the Company sold an aggregate of 823,452 shares of common stock under the ATM Agreement at an average price of $0.28 per share of common stock for net proceeds of approximately $223,000.  In addition, approximately $8,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $129,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets as of June 30, 2020.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at June 30, 2020 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2019	318,003	$0.45
Granted during the period	—	—
Restrictions lifted during the period	(164,000)	0.31
Forfeited during the period	—	—
Outstanding June 30, 2020	154,003	$0.29

For the six months ended June 30, 2020 the Company recognized approximately $15,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $30,000 over the next 12 months. The restrictions lifted during the period are related to grants made to 7 employees in prior years.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at June 30, 2020 and the changes during the six months then ended:

Weighted
Average
Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2019	30,310	$8.06
Granted during the period	—	—
Forfeited or expired during period	(30,310)	$8.06
Exercised during period	—	—
Outstanding June 30, 2020	—	$—
Exercisable at end of period	—	$—
Granted and vested	—	$—

As of June 30, 2020, all of the prior stock options granted had expired.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan June 30, 2020 and the changes during the six months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2019	2,830,038	$0.78
Granted during the period	780,000	0.40
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding June 30, 2020	3,610,038	$0.70

For the six months ended June 30, 2020 the Company recognized approximately $186,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $182,000 over the next 12 months. Included in the RSUs granted during the period were 300,000 RSUs awarded to the directors in lieu of the annual cash retainer. Such RSUs vested upon grant and the Company recorded $120,000 of compensation expense related to the grant.

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

On February 26, 2019, the Company awarded a total of 705,000 KELTIP Units to two officers of the Company.  Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, the Company recorded $254,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity.  The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019.  The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018. All KELTIP Units were recorded in equity at June 30, 2019.

On May 21, 2020, the Company awarded a total of 1,400,000 KELTIP Units to two officers of the Company and recognized compensation expense of approximately $448,000. There were 3,725,000 and 2,325,000 KELTIP Units outstanding at June 30, 2020 and December 31,2019, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at June 30, 2020 and the changes during the six months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.39
Granted during the period	—	—
Series A warrants	7,500,000	0.30
Series B warrants	3,750,000	0.30
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—	—
Outstanding June 30, 2020	25,903,846	$0.35

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.

As discussed above, on April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants.

Also as discussed above, on July 10, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.

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

All outstanding warrants are recorded in equity at June 30, 2020 and December 31, 2019.

19.      Revenue, Deferred Revenue and Related Costs Oxide Plant Lease and Oxide Plant Lease Costs

For the six months ended June 30, 2020 the Company recorded revenue of approximately $2.4 million and related costs of approximately $1.0 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 842.  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

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

On December 2, 2019 the Company and Hecla entered into a Third Amendment to the Master Agreement and Lease Agreement dated August 2, 2017. Under the terms of the Third Amendment, the Company has agreed to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020 from $22.00 per tonne to $11.00 per tonne. However, the Company will receive $22.00 per tonne processed during any month in which one of the following conditions occur: (1) the Comex daily silver spot closing average price for such month is equal to or greater than $20.00 per ounce, or (2) the mill head grade average from the metallurgical balance for such month is equal to or greater than 1,000 grams per ton equivalent silver head grade. If either of the conditions are met in any month, Hecla will pay the $22.00 fee on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the Lease Agreement; the monthly lease payment of $125,000 per month is not affected by the Third Amendment. Under the terms of the Lease Agreement, Hecla had the right to terminate the Lease Agreement at any time upon 120 days written notice. The Third Amendment extended the advance notice required to 150 days.  Moreover, the lease permits Hecla to terminate the lease upon ten days notice if Hecla is unable to use the plant due to a government ordered shut down for a period of more than 90 continuous days.

On July 7, 2020 the Company received notification from Hecla terminating the agreement effective November 30, 2020.

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from beginning from the date of the Second Amendment dated August 2, 2017 through November 30, 2020 on a straight-line basis, including such income in “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations.  During the six months ended June 30, 2020 the Company recognized approximately $0.2 million of amortized income related to the upfront cash payment. As of June 30, 2020, the unamortized portion of the lease option totaled approximately $0.1 million, recorded as short term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

The Company has determined that the ability to receive the higher $22.00 per tonne fee, as described above, creates a derivative asset. The Company treated the derivative asset as an upfront lease payment that will be amortized over the remaining life of the lease and also recorded deferred revenue equal to the value of the derivative asset, as more fully described in Note 7. The amortization of the upfront lease payment and the increase in the derivative asset at December 31, 2019 were recorded as an increase of approximately $74,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations for the period ended December 31, 2019.  For the six-month period ended June 30, 2020 the amortization of the upfront lease payment and the decrease in the derivative asset (Note 7) were recorded as a net decrease of approximately $125,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations.

Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if the Company decides to use the oxide plant for its own purposes before December 31, 2020.

For the six months ended June 30, 2019 the Company recorded revenue of approximately $3.9 million and related costs of approximately $1.2 million associated with the lease of the Velardeña Properties oxide plant. During the six months ended June 30, 2019 the Company also recognized approximately $0.2 million of amortized income related to the upfront cash payment from Hecla, as discussed above.

20.     Interest and Other Expense, Net

For the six months ended June 30, 2020 the Company recognized approximately $0.1 million Interest and Other Expense primarily related to amounts payable to Sentient and Autlán (see Notes 13 and 14).

For the six months ended June 30, 2019 the Company recognized approximately $0.1 million of Interest and Other Expense primarily related to the mark-to-market of Golden Tag shares held by the Company at that time.  All the Golden Tag shares were sold during the third quarter 2019.

21.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash flows from operating activities:
Net loss	$(5,659)	$(4,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	544
Accretion of asset retirement obligation	121	111
Decrease in derivative at fair value	125	—
Loss (gain) on trading securities	—	158
Asset write off	100	19
Gain on sale of assets	—	(104)
Stock compensation	666	653
Changes in operating assets and liabilities from continuing operations:
Decrease (increase) in lease receivable	95	(29)
(Increase) decrease in prepaid expenses and other assets	(516)	144
(Increase) decrease in inventories	45	(2)
Increase in value added tax recoverable, net	—	(3)
Decrease (increase) in other long term assets	598	(465)
Decrease in reclamation liability	(2)	(63)
(Decrease) increase in accounts payable and accrued liabilities	(950)	130
(Decrease) increase in other current liabilities	(953)	1,689
Decrease in deferred revenue	(245)	(146)
(Decrease) increase in other long term liabilities	(82)	388
Net cash used in operating activities	$(6,113)	$(1,785)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Supplemental disclosure:
Interest paid	$64	$—
Income taxes paid	$284	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$32	$58

22.     Commitments and Contingencies

At June 30, 2020 and December 31, 2019, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2019.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
June 30, 2020	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$1,224	$420	$196	$324	$(232)		$—
Corporate, Exploration and Other	—	—	69	1,704	2,555		1
	$1,224	$420	$265	$2,028	$2,323		$1

Six Months Ended
June 30, 2020
Velardeña Properties	$2,420	$984	$400	$981	$139	$4,267	$1
Corporate, Exploration and Other	—	—	144	4,552	5,520	7,146	1
	$2,420	$984	$544	$5,533	$5,659	$11,413	$2

Three Months Ended
June 30, 2019
Velardeña Properties	$1,976	$613	$189	$848	$(362)		$1
Corporate, Exploration and Other	—	—	81	2,588	2,820		1
	$1,976	$613	$270	$3,436	$2,458		$2

Six Months Ended
June 30, 2019
Velardeña Properties	$3,908	$1,210	$391	$1,482	$(678)	$4,744	$1
Corporate, Exploration and Other	—	—	153	4,714	5,487	6,390	26
	$3,908	$1,210	$544	$6,196	$4,809	$11,134	$27

24.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At June 30, 2020, Sentient, through the Sentient executive funds, holds approximately 32% of the Company’s 128.2 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the six months ended June 30, 2020 and 2019 the Company charged Minera Indé approximately $90,000 for services, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

Beginning in July 2020, the Company has agreed to lease certain nonessential mining equipment to Minera Indé over a three-month period for $20,000.  The lease could be extended beyond three months for $3,000 per month. The Audit Committee approved the agreement.

Debt – Related Party

On March 30, 2020, the Company entered into a short-term loan agreement with Sentient whereby the Company received an unsecured loan in the amount of $1,000,000. The Sentient Loan bears interest at a rate of 10% per annum and the loan is due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. See Note 13 for a full description of the loan.

25. Subsequent Events

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

Sale of Santa Maria Property

On July 14, 2020, the Company entered into a binding letter of intent (“Letter of Intent”) with Fabled Copper Corp. (“Fabled”) for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). The Letter of Intent provides that entry into a definitive agreement regarding the Option (the “Definitive Agreement”) is subject to, among other contingencies, (i) a 10 business-day period during which Fabled will conduct its due diligence, (ii) the ability of Fabled to secure financing of not less than CAD$4,000,000, and (iii) acceptance by the TSX Venture Exchange of the proposed transaction.

As consideration for the Option, Fabled will (i) pay $500,000 in cash to the Company upon closing and will issue to the Company 1,000,000 shares of Fabled’s common stock; (ii) pay $1,500,000 in cash to the Company on the one year anniversary date following the closing; (iii) pay $2,000,000 in cash to the Company on the two year anniversary date following the closing; and (iv) upon exercise of the Option, grant the Company a 1% net smelter return royalty on the Santa Maria and Punto Com concessions.

The Letter of Intent contains standard representations, warranties, covenants, and other terms customary in similar transactions. The Company and Fabled have agreed to use their commercially reasonable best efforts to enter into the Definitive Agreement on or before August 12, 2020 and prepare all necessary documentation and apply for and obtain TSX Venture Exchange approval and all other consents, orders or approvals as required or desirable to complete the potential transaction regarding the Option. None of the consideration described above is payable until the Definitive Agreement is executed. The Company had previously expensed all costs associated with the two properties and will record income from the agreement as cash is received.

Public offering

On July 21, 2020, the Company entered into an Amended and Restated Underwriting Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC as representative of the underwriters named in Schedule I thereto (the “Underwriters”), providing for the issuance and sale by the Company in a firm commitment offering (the “Offering”) of 17,857,143 shares of common stock at a price to the public of $0.42 per share (the “Offering Shares”). In addition, the Company granted the Underwriters an option to purchase, at the public offering price per share of common stock, up to an additional 2,678,571 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement (the “Option Shares”).  The Offering Shares and Option Shares were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-220461), and a prospectus supplement thereto filed with the Securities and Exchange Commission.  The Underwriters acquired the Offering Shares and the full amount of the Option Shares from the Company with an underwriting discount of six percent (6%) and the Company also agreed to reimburse them for customary fees and expenses.  After the underwriting discount of 6% and total offering expenses of approximately $225,000 the company received net proceeds of approximately $7.9 million from the sale of the Offering Shares and the Option Shares.  The Company intends to use the proceeds from the Offering for working capital requirements and general corporate purposes.  The sale of the Offering Shares and Option Shares closed on July 24, 2020.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the six months ended June 30, 2020, our principal source of revenue was from the lease of our oxide plant located near Velardeña, Durango, Mexico. We incurred net operating losses for the six months ended June 30, 2020 and 2019.

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

We are following World Health Organization protocols and local government rules and recommendations at all of our projects and corporate offices. Office employees are working remotely wherever possible. In compliance with a directive of the Mexican Federal Government to suspend all non-essential activities, including mining, in response to the COVID-19 pandemic, we suspended mining activities at our Velardeña Properties (Durango State, Mexico) during portions of April and May 2020.  Work was conducted jointly with Hecla to shut down the oxide mill that Hecla presently leases from us. Per the terms of the existing lease agreement, Hecla continued to pay the fixed monthly fee of $125,000 during the temporary shutdown, as well as pay for certain shutdown-related costs. We did not, however, receive the variable component of revenue that is tied to tonnes of ore milled per month during the temporary shutdown.

On March 30, 2020, we entered into the Sentient Loan, whereby Sentient granted us an unsecured loan in an amount equal to $1,000,000. Sentient is our largest stockholder, holding in the aggregate approximately 32% of our outstanding common stock as of June 30, 2020. The Sentient Loan bears interest at a rate of 10% per annum and is due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. The Loan Agreement contains customary representations, warranties, and other provisions.

We also reached an agreement in April 2020 with Autlán to extend the time to repay the then remaining $0.8 million related to the $1.5 million refundable deposit received for the proposed sale of our Velardeña Properties and other assets in June 2019 through December 2020. Through June 30, 2020, we have paid Autlán approximately $1.0 million against the original $1.5 million deposit plus interest, leaving a balance due at June 30, 2020 of approximately $0.5 million, including accrued interest.

Rodeo Property

We are advancing our Rodeo project in Durango State, Mexico.  Our proposed mine plan for the Rodeo project contemplates the processing of mined material at our Velardeña oxide mill, which is located approximately 115 kilometers via road from the Rodeo project. The oxide mill is currently leased by Hecla through November 30, 2020. The preliminary mine plan included in the April 2020 Preliminary Economic Assessment (“PEA”) calls for an open pit mining operation with material transported to our Velardeña oxide plant. Our oxide plant at Velardeña is a typical agitated leach plant that can handle up to 550-tpd of throughput. The plant is equipped with a modern doré refinery, and the attached tailings facility recently underwent a major expansion. According to the PEA, daily throughput is estimated to be approximately 480 tonnes per day and the estimated mine life is estimated to be approximately nine quarters (2.25 years). We are planning for mining excavation at the project to be completed using a regional contractor, while we will provide overall mine management and engineering which includes in-pit technicians who will determine whether material is suitable for process or placement on the waste dump.  Our assay lab, located in Velardeña, Durango will be used for the project’s assaying requirements.

A 34-hole, 1,413-meter drilling program to further verify the continuity of the high-grade core of the deposit was completed on August 1, 2020. The results of this program, once analyzed, will enable us to finalize the initial start-up mine plan and will also provide further metallurgical data in order to confirm recovery assumptions and enable the appropriate setup of the oxide plant. Analysis of the drill core and results is ongoing and is expected to be completed during the third quarter 2020. We have submitted applications to SEMARNAT, the environmental protection agency in Mexico, for the necessary permits to allow us to commence mining at the project. We currently expect to receive the required permits near the end of 2020; however, there can be no assurance that the permits will be issued according to this timeline.

Assuming that the results of our confirmatory drilling program are satisfactory, we anticipate that mining at the Rodeo project could commence promptly following receipt of the necessary government approvals. We have begun the search for additional key mine and plant supervisory personnel who will support the existing workforce that’s in place for the oxide plant lease with Hecla. Selection of the mining (excavation) contractor is also underway. Following termination of the Hecla lease on November 30, 2020, we expect that the existing oxide plant workforce will begin preparing the plant to receive mined material from Rodeo. We currently anticipate that the oxide plant will be ready to commence milling and processing operations to produce doré during the first quarter 2021, but also anticipate being able to stockpile material should mining activities at Rodeo begin before the oxide mill is fully prepared to accept mined material. As outlined in the PEA, the doré produced is expected to be comprised of approximately 25% gold and 65% to 70% silver and to be of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms. As described in the PEA, we estimate spending approximately $1.5 million on capital, pre-production mining costs, working capital and other start-up activities prior to the receipt of revenue from the Rodeo mine.

Velardeña Oxide Plant Lease Agreement

During the six months ended June 30, 2020, Hecla processed approximately 52,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $2.4 million, comprised of approximately $1.4 million for direct plant charges and fixed fees and approximately $1.0 million for other net reimbursable costs related to the services we provide under the lease. Hecla is responsible for the ongoing operation and maintenance of the oxide plant. The $1.0 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $1.4 million for the six months ended June 30, 2020.

On October 1, 2018, Hecla exercised its option, pursuant to an agreement entered into with us in August 2017, to extend the lease of our Velardeña oxide plant until December 31, 2020. On December 2, 2019 we entered into an additional amendment of the lease agreement with Hecla to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020, from $22.00 per tonne to $11.00 per tonne, however, the per tonne fee reverts back to $22 per tonne for any month in which either of the following conditions are met:  (1) the Comex daily silver spot closing average price for such month is $20.00 per ounce or greater, or (2) the mill head grade average from the metallurgical balance for such month is 1,000 grams per ton equivalent silver head grade or greater. If either condition is met in any month, Hecla will pay the higher fee of $22.00 per tonne on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the lease agreement; the monthly lease payment of $125,000 per month is not affected by the amendment. On July 7, 2020 the Company received notification from Hecla terminating the lease agreement effective November 30, 2020.  Hecla has a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if we decide to use the oxide plant for our own purposes before December 31, 2020.

We expect Hecla to continue to process material at approximately 400 tonnes per day during the remainder of the agreement through November 30, 2020, which would generate a net operating margin to us, net of reimbursable costs, of approximately $2.7 million for the year ended December 31, 2020. The actual net operating margin received from the oxide plant may be negatively impacted if further interruptions due to COVID-19 occur. Moreover, the lease permits Hecla to terminate the lease upon ten days notice if Hecla is unable to use the plant due to a government ordered shutdown for a period of more than 90 continuous days.

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

We will form a new entity (“NewCo”) that will hold the El Quevar properties. Upon satisfaction of the earn-in conditions and exercise of the Option, NewCo will be 70% owned by Barrick and 30% owned by us. Funding of NewCo will be based on Barrick’s and our respective ownership, and industry standard dilution mechanisms will apply in the case of funding shortfalls by either shareholder.

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

Santa Maria

On July 14, 2020, we entered into a binding letter of intent (“Letter of Intent”) with Fabled Copper Corp. (“Fabled”) for a potential transaction pursuant to which Fabled would acquire our option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). The Letter of Intent provides that entry into a definitive agreement regarding the Option (the “Definitive Agreement”) is subject to, among other contingencies, (i) a 10 business-day period during which Fabled will conduct its due diligence, (ii) the ability of Fabled to secure financing of not less than CAD$4,000,000, and (iii) acceptance by the TSX Venture Exchange of the proposed transaction.

As consideration for the Option, Fabled will (i) pay us $500,000 in cash upon closing and will issue us 1,000,000 shares of Fabled’s common stock; (ii) pay us $1,500,000 in cash on the one year anniversary date following the closing;

(iii) pay us $2,000,000 in cash on the two year anniversary date following the closing; and (iv) upon exercise of the Option, grant us a 1% net smelter return royalty on the Santa Maria and Punto Com concessions.

The Letter of Intent contains standard representations, warranties, covenants, and other terms customary in similar transactions. We and Fabled have agreed to use our commercially reasonable best efforts to enter into the Definitive Agreement on or before August 12, 2020 and prepare all necessary documentation and apply for and obtain TSX Venture Exchange approval and all other consents, orders or approvals as required or desirable to complete the potential transaction regarding the Option. None of the consideration described above is payable until the Definitive Agreement is executed.

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

We completed surface exploration activities on the project in late 2019, including mapping and geochemical sampling to identify drill targets. Based on this work and after securing drill permits, we initiated a drill program in the first quarter 2020.  In March we completed the initial drill program of approximately 1800 meters in 4 diamond drill holes.  The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops.  Drill holes  tested the two principal epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target.  The one drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values.  Interpretation shows that a fault offset likely caused the drill hole to miss the vein system as projected from surface.   Three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo.  No potentially economic concentrations of precious metals were encountered in any of the four drill holes.  Plans for further testing of the mineralized system are being considered.  In the first year of exploration at Sand Canyon, Golden spent $1.6 million toward the $2.5 million earn-in requirement, fulfilling the first and second year minimum expenditures and the minimum drill commitment.

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

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Nina vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled.   Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program. We intend to begin a drill program later this year to test the most promising portions of the veins.

Public offering

On July 21, 2020, we entered into an Amended and Restated Underwriting Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC as representative of the underwriters named in Schedule I thereto (the “Underwriters”), providing for the issuance and sale by us in a firm commitment offering (the “Offering”) of 17,857,143 shares of common stock at a price to the public of $0.42 per share (the “Offering Shares”). In addition, we granted the Underwriters an option to purchase, at the public offering price per share of common stock, up to an additional 2,678,571 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement (the “Option Shares”).  The Offering Shares and Option Shares were registered pursuant to our registration statement on Form S-3 (File No. 333-220461), and a prospectus supplement thereto filed with the Securities and Exchange Commission.  The Underwriters acquired the Offering Shares and the full amount of the Option Shares from us with an underwriting discount of six percent (6%) and we also agreed to reimburse them for customary fees and expenses.  After the underwriting discount of 6% and total offering expenses of approximately $225,000 we received net proceeds of approximately $7.9 million from the sale of the Offering Shares and the Option Shares.  We intend to use the proceeds from the Offering for working capital requirements and general corporate purposes.  The sale of the Offering Shares and Option Shares closed on July 24, 2020.

In connection with the Offering, the Company, its directors, executive officers, and certain stockholders, subject to certain exceptions, agreed to not sell or transfer any shares of common stock or securities convertible into, or exchangeable or exercisable for, the Company’s shares of common stock during a period ending 90 days after the closing of the Offering. This includes the Company’s use of the LPC Program and the ATM Program.

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

Each Warrant is exercisable six months from April 22, 2020, the date of issuance, and has a term expiring five years after such initial exercise date. The Warrants contain so-called full-ratchet anti-dilution provisions which may be triggered upon any future issuance by the Company of shares of its common stock or common stock equivalents at a per share price below the then-exercise price of the Warrant, subject to certain exceptions; provided, however, that with respect to the Series B warrants, the adjusted exercise price will not be less than $0.26.

Total costs for the offering were approximately $290,000, including the placement agent fee of six percent of the aggregate gross proceeds, except, however, that a reduced fee was accepted with respect to one investor.

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and six months ended June 30, 2020 to the results from operations for the three and six months ended June 30, 2019.

Three Months Ended June 30, 2020

Revenue from oxide plant lease. We recorded revenue of $1.2 million and $2.0 million during three-month periods ended June 30, 2020 and 2019, respectively, related to the lease of our Velardeña oxide plant to a third party. The decrease in revenue during 2020 is primarily related to a reduction in the per tonne processing fees during the period relating to the Third Amendment to the Hecla lease as discussed in Note 19 in the accompanying financial statements. In addition, during 2020 we experienced a temporary shutdown of operations during a portion of April and May 2020 related to COVID-19 restrictions mandated by the Mexican government.

Oxide plant lease costs. We recorded $0.4 million and $0.6 million of costs related to the oxide plant lease during of the three-month periods ended June 30, 2020 and 2019, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at Sand Canyon, Rodeo and other properties, property holding costs and allocated administrative expenses, totaled $0.8 million and $1.3 million for the three months ended June

30, 2020 and June 30, 2019, respectively.  The higher exploration expense for 2019 is primarily related to increased exploration at our Sand Canyon project in Nevada during the second quarter 2019.

Velardeña care and maintenance costs. We recorded $0.2 million and $0.5 million for the three-month periods ended June 30, 2020 and 2019, respectively for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The reduced costs for 2020 are primarily related to the temporary shutdown of operations during April and May 2020 related to COVID-19 restrictions mandated by the Mexican government.

El Quevar project expense. We incurred $0.2 million and $0.7 million for the three-month periods ended June 30, 2020 and June 30, 2019, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended June 30, 2020 approximately $0.1 million of costs were reimbursed by Barrick as discussed above. In addition, the 2019 costs are greater due to a drilling program which began in March 2019.

Administrative expense.  Administrative expenses totaled $0.8 million for the three months ended June 30, 2020. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.8 million of administrative expenses we incurred during the three months of 2020 is comprised of $0.4 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.1 million of insurance, rents, travel expenses, utilities and other office costs. Administrative expenses totaled $1.0 million for the three months ended June 30, 2019. The $1.0 million of administrative expenses we incurred during the three months of 2019 is comprised of $0.3 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.4 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the three months ended June 30, 2020 we incurred approximately $0.6 million of expense related to stock-based compensation. During the three months ended June 30, 2019 we recorded approximately $0.1 million of stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended June 30, 2020 and June 30, 2019 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating (expense) income, net. We recorded $0.1 million of other operating expense for the three months ended June 30, 2020, related to the write off of a non-strategic exploration property in Mexico. We recorded $0.1 million of other operating income for the three months ended June 30, 2019, related primarily the sale of surplus equipment in Argentina.

Depreciation, depletion and amortization. During both three-month periods ended June 30, 2020 and June 30, 2019 we incurred depreciation, depletion and amortization expense of approximately $0.3 million.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for both the three-month periods ended June 30, 2020 and June 30, 2019.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for both the three months ended June 30, 2020 and June 30, 2019. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the three months ended June 30, 2020 and June 30, 2019.

Six Months Ended June 30, 2020

Revenue from oxide plant lease. We recorded revenue of $2.4 million and $3.9 million during six-month periods ended June 30, 2020 and 2019, respectively, related to the lease of our Velardeña oxide plant to a third party. The decrease in revenue during 2020 is primarily related to a reduction in the per tonne processing fees during the period relating to the Third Amendment to the Hecla lease as discussed in Note 19 in the accompanying financial statements. In addition, during 2020 we experienced a temporary shutdown of operations during April and May 2020  related to COVID-19 restrictions mandated by the Mexican government.

Oxide plant lease costs. We recorded $1.0 million and $1.2 million of costs related to the oxide plant lease during the six-month periods ended June 30, 2020 and 2019, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at Sand Canyon, Rodeo and other properties, property holding costs and allocated administrative expenses, totaled $2.5 million and $2.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively.  The increase in exploration expense for 2020 is primarily related to a drilling program at our Sand Canyon project in Nevada during the first quarter 2020.

El Quevar project expense. For the six months ended June 30, 2020 and June 30, 2019, we incurred $0.5 million and $1.0 million, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the six months ended June 30, 2020 approximately $0.1 million of costs were reimbursed by Barrick as discussed above. In addition, the 2019 costs are greater due to a drilling program which began in March 2019.

Velardeña care and maintenance costs. We recorded $0.7 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The reduced costs for 2020 are primarily related to the temporary shutdown of operations during April and May 2020 related to COVID-19 restrictions mandated by the Mexican government.

Administrative expense.  Administrative expenses totaled $1.9 million and $2.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $1.9 million of administrative expenses we incurred during the six months of 2020 is comprised of $0.7 million of employee compensation and directors’ fees, $0.6 million of professional fees and $0.6 million of insurance, rents, travel expenses, utilities and other office costs. The $2.0 million of administrative expenses we incurred during the first six months of 2019 is comprised of $0.6 million of employee compensation and directors’ fees, $0.8 million of professional fees and $0.6 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During each of the Six months ended June 30, 2020 and 2019 we incurred approximately $0.7 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the six-month periods ended June 30, 2020 and 2019 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating (expense) income, net. We recorded $0.1 million of other operating expense for the six months ended June 30, 2020, related to the write off of a non-strategic exploration property in Mexico. We recorded $0.2 million of other operating income for the six months ended June 30, 2019, related primarily to the sale of surplus equipment in Argentina and property in Peru.

Depreciation, depletion and amortization. During both the six months ended June 30, 2020 and June 30, 2019 we incurred depreciation, depletion and amortization expense of $0.5 million.

Interest and other expense, net. We recorded $0.1 million of interest and other expense, net for both the six months ended June 30, 2020 and June 30, 2019.  The 2020 amount was primarily related to interest accrued during the period on the Sentient loan and Autlán deposit. The 2019 amount was primarily related to the sale of common stock we owned in a junior mining company.

Gain (Loss) on foreign currency. We recorded a $56,000 and $38,000 foreign currency loss for the six months ended June 30, 2020 and June 30, 2019, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded no income tax expense or benefit for the six months ended June 30, 2020 and June 30, 2019.

Liquidity, Capital Resources and Going Concern

2.     Liquidity

At June 30, 2020, our aggregate cash and cash equivalents totaled $3.6 million, compared to the $4.6 million in similar assets held at December 31, 2019. The June 30, 2020 balance is due in part from the following expenditures and cash inflows for the six months ended June 30, 2020.  Expenditures totaled $6.9 million from the following:

●	$2.4 million in exploration expenditures, including work at Sand Canyon, Rodeo and other properties;

●	$0.7 million in care and maintenance costs at the Velardeña Properties;

●	$0.5 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project;

●	$1.9 million in general and administrative expenses; and

●	$0.3 million in Canadian income tax payments (Note 17), $0.4 million related to the remittance of value added taxes in Mexico collected previously in the fourth quarter 2019, and $0.7 million related to a working capital increase primarily from a reduction of accounts payable and other accrued liabilities.

The foregoing expenditures were offset by cash inflows of $6.4 million from the following:

●	$2.7 million, net of transaction costs, related to an equity offering and private placement in April 2020 (as further described in Note 18),

●	$1.0 million in an unsecured loan received from a related party (Note 13);

●	$0.9 million, net of transaction costs, related to a private placement transaction involving Barrick (as further described in Note 18),

●	$1.4 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs); and

●	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program and the ATM Program (both as described in Note 18).

Our budgeted expenditures, totaling approximately $9.8 million, during the next twelve months ending June 30, 2021 are as follows:

●	Approximately $1.5 million on mine development costs, capital expenditures, working capital and other start-up related activities ahead of a potential first quarter 2021 commencement of milling and processing operations for the Rodeo property,

●	Approximately $2.0 million on evaluation activities, exploration and property holding costs related to our portfolio of exploration properties located in Mexico, Nevada and Argentina, including El Quevar, Yoquivo and other properties;

●	Approximately $1.6 million at the Velardeña Properties for care and maintenance;

●	$1.1 million related to the repayment of a related party loan (Note 13);

●	Approximately $0.5 million for repayment of the remaining Autlán deposit according to the terms of the Agreement (as described in Note 14); and

●	Approximately $3.1 million on general and administrative costs.

In addition to the $3.6 million cash balance at June 30, 2020, in July 2020, we closed a public equity offering (as further described in Note 25), which resulted in the receipt of approximately $7.9 million in proceeds, net of transaction costs.  We also expect to receive an additional approximately $1.3 million in net operating margin and $0.4 million from the collection of receivables associated with the termination of the oxide plant lease on November 30, 2020.  We also project we will receive $0.5 million in the third quarter 2020 relating to the sale of the Santa Maria project (as further described in Note 25). The actual net operating margin received from the Hecla lease could be negatively impacted if further interruptions due to COVID-19 occur in Mexico.

Our currently budgeted inflows of cash through the period ended June 30, 2021 of approximately $10.1 million together with the $3.6 million cash balance at June 30, 2020, are greater than our budgeted expenditures of approximately $9.8 million during the period.  The actual amount of cash expenditures that we incur during the twelve-month period ending June 30, 2021 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated development costs at our Rodeo project, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties.  Likewise, the actual amount of cash receipts that we receive during the period may vary from the amounts specified above due to, among other things, a decrease in the quantity of material processed under the oxide plant lease or the failure to receive the proceeds from the sale of the Santa Maria project.  If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, the we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including additional asset dispositions or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.

The condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  However, our continuing long-term operations are dependent upon our ability to secure sufficient funding and to generate future profitable operations.  The underlying value and recoverability of the amounts shown as property, plant and equipment in our condensed consolidated financial statements are dependent on our ability to generate positive cash flows from operations and to continue to fund exploration and development activities that would lead to profitable mining and processing activities or to generate proceeds from the disposition of property, plant and equipment.

There can be no assurance that we will be successful in generating future profitable mining and processing activities or securing additional funding in the future on terms acceptable to us or at all. We believe the cash on hand, the continuing cash flow from the lease of the oxide plant through November 30. 2020, sale of the Santa Maria property, use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended June 30, 2020.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term, anticipated revenues, and potential future tailings expansion; the El Quevar project, including assumptions and projections contained in the El Quevar PEA, the timing of results from the current drilling program and our plans regarding further advancement of the project; the Santa Maria property, including the assumptions and projections contained in the updated Santa Maria PEA (including life of mine, grade and production expectations), the receipt of proceeds related to the sale of our rights to the project, and other expectations regarding the project; the Yoquivo project, including future drilling plans and exploration activities; the Rodeo project, including anticipated timing and impact of future mining activities, the timing of government approvals, anticipated capital requirements and the expected composition of doré produced at the site; anticipated income from the use of our ATM Program and LPC Program; our financial outlook for the remainder of 2020, including anticipated income and expenditures; expected need for external financing and statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Timing duration and overall impact of the COVID-19 pandemic, including potential suspension of mining activities at the Velardeña Properties (including operations at the oxide plant lease) in the event of future orders of the Mexican Federal Government;
●	Lower revenue than anticipated from the oxide lease, which could result from delays or problems at the third party’s mine or at the oxide plant (including but not limited to the temporary shutdown of mining activities in Mexico), permitting problems at the third party’s mine or the oxide plant, delays in constructing additional tailings capacity at the oxide plant, earlier than expected termination of the lease or other causes;
●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-In Agreement;
●	Decreases or insufficient increases in silver and gold prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results;
●	Unfavorable results from exploration at the Rodeo, Santa Maria, Yoquivo, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;
●	The Rodeo project, including assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans regarding further advancement of the project;
●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;

●	Whether we will be able to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Volatility in the market price of our common stock; and
●	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first six months of 2020, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the six months ended June 30, 2020 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Subscription agreement

In connection with the Earn-In Agreement (see Note 11), we and Barrick also entered into the Subscription Agreement dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of our common stock at a purchase price of $0.2119 per share in a private placement transaction. The shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder.

Offering and private placement

On April 20, 2020, we entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock at a price of $0.20 per share, and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants (collectively, the “Warrants”), to purchase up to 11,250,000 shares of our common stock at an exercise price of $0.30 per share, for aggregate gross proceeds of $3.0 million. Each Warrant is exercisable six months from the date of issuance on April 22, 2020 and has a term expiring five years after such initial exercise date. The Warrants were offered and sold without registration under the Act in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder, and the shares issuable upon exercise of the Warrants, if exercised, will be offered and sold without registration in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder.

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

GOLDEN MINERALS COMPANY

Date:	August 6, 2020	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	August 6, 2020	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer