Form 10-Q
period 2020-09-30
Golden Minerals Co
filed 2020-11-05
CIK 1011509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

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

At November 4, 2020, 151,512,652 shares of common stock, $0.01 par value per share, were issued and outstanding.

GOLDEN MINERALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(Unaudited)

	September 30,	December 31,
	2020	2019

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents (Note 5)	$8,658	$4,593
Lease receivables	502	448
Inventories, net (Note 8)	199	231
Derivative at fair value (Note 7)	251	254
Value added tax receivable, net (Note 9)	69	—
Prepaid expenses and other assets (Note 6)	570	669
Total current assets	10,249	6,195
Property, plant and equipment, net (Note 10)	5,343	6,031
Other long term assets (Note 11)	988	1,131
Total assets	$16,580	$13,357

Liabilities and Equity
Current liabilities
Accounts payable and other accrued liabilities (Note 12)	$1,304	$2,127
Deferred revenue, current (Note 19)	100	472
Debt - related party (Note 13)	—	—
Other current liabilities (Note 14)	230	1,824
Total current liabilities	1,634	4,423
Asset retirement and reclamation liabilities (Note 15)	3,102	2,839
Other long term liabilities (Note 14)	385	494
Total liabilities	5,121	7,756

Commitments and contingencies (Note 22)

Equity (Note 18)
Common stock, $.01 par value, 200,000,000 shares authorized; 149,012,652 and 106,734,279 shares issued and outstanding respectively	1,490	1,067
Additional paid in capital	533,694	521,314
Accumulated deficit	(523,725)	(516,780)
Shareholders' equity	11,459	5,601
Total liabilities and equity	$16,580	$13,357

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands except per share data)		(in thousands, except per share data)
Revenue:
Oxide plant lease (Note 19)	$2,146	$1,944	$4,566	$5,852
Total revenue	2,146	1,944	4,566	5,852
Costs and expenses:
Oxide plant lease costs (Note 19)	(582)	(594)	(1,566)	(1,804)
Exploration expense	(1,226)	(935)	(3,681)	(3,119)
El Quevar project expense	(130)	(582)	(623)	(1,584)
Velardeña care and maintenance costs	(206)	(422)	(861)	(1,391)
Administrative expense	(852)	(742)	(2,782)	(2,784)
Stock based compensation	(105)	(72)	(771)	(725)
Reclamation expense	(63)	(57)	(184)	(171)
Other operating (expense) income, net	24	45	(78)	225
Depreciation and amortization	(226)	(270)	(770)	(814)
Total costs and expenses	(3,366)	(3,629)	(11,316)	(12,167)
Loss from operations	(1,220)	(1,685)	(6,750)	(6,315)
Other expense:
Interest and other expense, net (Note 20)	(12)	(42)	(85)	(182)
Loss on foreign currency	(36)	(24)	(92)	(63)
Total other loss	(48)	(66)	(177)	(245)
Loss from operations before income taxes	(1,268)	(1,751)	(6,927)	(6,560)
Income taxes (Note 17)	(18)	(9)	(18)	(9)
Net loss	$(1,286)	$(1,760)	$(6,945)	$(6,569)
Net loss per common share — basic
Loss	$(0.01)	$(0.02)	$(0.06)	$(0.07)
Weighted average Common Stock outstanding - basic (1)	143,285,564	104,764,260	124,956,140	99,263,135

(1)Potentially dilutive shares for loss periods have not been included because to do so would be anti-dilutive.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash flows from operating activities:
Net cash used in operating activities (Note 21)	$(7,891)	$(3,122)
Cash flows from investing activities:
Proceeds from sale of assets	25	144
Proceeds from sale of trading securities	—	113
Acquisitions of property, plant and equipment	(101)	(28)
Net cash provided by (used in) investing activities	$(76)	$229
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	12,032	2,492
Proceeds from related party loan (Note 13)	1,000	—
Payment of related party loan (note 13)	(1,000)	—
Net cash from financing activities	$12,032	$2,492
Net Increase (decrease) in cash and cash equivalents	4,065	(401)
Cash and cash equivalents, beginning of period	4,593	3,293
Cash and cash equivalents, end of period	$8,658	$2,892

See Note 21 for supplemental cash flow information.

The accompanying notes form an integral part of these condensed consolidated financial statements.

GOLDEN MINERALS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in United States dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

	(in thousands except share data)
Balance, December 31, 2018	95,620,796	$955	$517,806	$(511,125)	$7,636
Stock compensation accrued (Note 18)	—	—	337	—	337
Modification of previously awarded KELTIP Units (Note 18)	—	—	583	—	583
Shares issued under the at-the-market offering agreement, net (Note 18)	33,995	1	11	—	12
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 18)	1,213,642	12	313	—	325
Net loss	—	—	—	(2,351)	(2,351)
Balance, March 31, 2019	96,868,433	$968	$519,050	$(513,476)	$6,542
Stock compensation accrued and shares issued for vested stock awards (Note 18)	312,000	3	89	—	92
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 18)	900,000	9	194	—	203
Net loss	—	—	—	(2,458)	(2,458)
Balance, June 30, 2019	98,080,433	$980	$519,333	$(515,934)	$4,379
Stock compensation accrued (Note 18)	—	—	73	—	73
Registered direct offering agreement, net (Note 18)	8,653,846	87	1,860	—	1,947
Deemed dividend on warrants (Note 5)	—	—	2	(2)	—
Net loss	—	—	—	(1,760)	(1,760)
Balance, September 30, 2019	106,734,279	$1,067	$521,268	$(517,696)	$4,639
Adjustment related to correction of immaterial error (Note 2)	—	—	—	(267)	(267)
Adjusted Balance, September 30, 2019	106,734,279	$1,067	$521,268	$(517,963)	$4,372

Balance, December 31, 2019	106,734,279	$1,067	$521,314	$(516,780)	$5,601
Stock compensation accrued (Note 18)	—	—	52	—	52
Shares issued under the at-the-market offering agreement, net (Note 18)	823,452	9	214	—	223
Shares issued under the Lincoln Park commitment purchase agreement, net (Note 18)	900,000	9	207	—	216
Net loss	—	—	—	(3,336)	(3,336)
Balance, March 31, 2020	108,457,731	$1,085	$521,787	$(520,116)	$2,756
Stock compensation accrued (Note 18)	—	—	614	—	614
Subscription agreement (Note 18)	4,719,207	47	882	—	929
Offering and private placement agreement (Note 18)	15,000,000	150	2,561	—	2,711
Net loss	—	—	—	(2,323)	(2,323)
Balance, June 30, 2020	128,176,938	$1,282	$525,844	$(522,439)	$4,687
Stock compensation accrued and shares issued for vested stock awards (Note 18)	300,000	3	102	—	105
Public offering (Note 18)	20,535,714	205	7,748	—	7,953
Net loss	—	—	—	(1,286)	(1,286)
Balance, September 30, 2020	149,012,652	$1,490	$533,694	$(523,725)	$11,459

The accompanying notes form an integral part of these condensed consolidated financial statements

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

The Company is a mining company, holding a 100% interest in the Rodeo property, the Velardeña and Chicago precious metals mining properties and associated oxide and sulfide processing plants in the state of Durango, Mexico (the “Velardeña Properties”), a 100% interest in the El Quevar advanced exploration silver property in the province of Salta, Argentina (subject to the terms of the April 9, 2020, earn-in agreement (the “Earn-in Agreement”) pursuant to which Barrick Gold Corporation (“Barrick”) has the option to earn a 70% interest in the El Quevar project (see Notes 11 and 19), and a diversified portfolio of precious metals and other mineral exploration properties located primarily in or near historical precious metals producing regions of Argentina, Nevada and Mexico.  The Rodeo property, Velardeña Properties and the El Quevar advanced exploration property are the Company’s only material properties.

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

4.     Change in Accounting Principle

Leases

Effective January 1, 2019 the Company adopted ASU 2016-02 and ASU 2018-11, which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For a lessor, the accounting applied is largely unchanged from previous guidance. The Company currently leases administrative offices in the U.S. and in several foreign locations under lease agreements that typically exceed one year. The Company has elected the modified retrospective method of adopting ASU 2016-02 per Topic 842. The Company has elected to apply several practical expedients available under the application of ASU 2016-02 and ASU 2018-11, which allowed the Company to forego reassessing the classification of existing or expiring leases, evaluating whether any existing or expiring contracts contain leases or reassessing previously recorded indirect costs.  The Company did not elect the practical expedient permitting the combination of lease and non-lease components of the contract.  The adoption of ASU 2016-02 and ASU 2018-11 at January 1, 2019 resulted in only a negligible difference to amounts already recorded by the Company in its Consolidated Balance Sheets as of December 31, 2018, and as a result the Company did not record an adjustment to the beginning balance of retained earnings at January 1, 2019, as required under the modified retrospective method.

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

The Company has included its right of use assets for the office leases described above in “Other long-term assets” (Note 11) and its office lease liabilities in “Other liabilities”, short term and long term (Note 14), in the Company’s Consolidated Balance Sheets for the periods ended September 30, 2020 and December 31, 2019.

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

6.     Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Prepaid insurance	$198	$494
Recoupable deposits and other	372	175
	$570	$669

The September 30, 2020 recoupable deposits and other includes a receivable from Barrick for reimbursement of costs of approximately $0.2 million related to the Earn-in Agreement (see Note 10).

7.     Derivative at Fair Value

On December 3, 2019 the Company entered into an amendment to the plant lease agreement with Hecla, reducing the variable per tonne fee contained in the lease agreement from $22.00 to $11.00. Under certain silver price and delivered ore head grade limits, as fully discussed in Note 19, the variable per tonne fee could be increased back to the previous $22.00 per tonne. Pursuant to ASC Topics 815-Derivatives and Hedging (“ASC 815”) and 842-Leases (“ASC 842”), arrangements with variable lease payments must be evaluated to assess whether they contain embedded derivatives. If embedded derivatives are not “clearly and closely related” to the lease contract, they must be bifurcated and accounted for separately from the host contract. The Company determined that the potential for the Company to receive an additional $11.00 variable per tonne fee if certain conditions relating to the silver price and delivered ore head grades are met does not qualify for the “clearly and closely related” exception, and as a result, the potential additional $11.00 variable per tonne fee constitutes a derivative that must be valued and accounted for apart from the host lease contract. Per the guidance of ASC 842, the Company has determined that the amendment to the lease agreement constituted a modification that must be accounted for as a new lease commencing on December 2, 2019, the date the amendment was agreed upon by both parties and expiring on December 31, 2020. The Company is treating the fair value of the derivative received at the time of the modification to the lease agreement as an upfront lease payment that will be amortized over the remaining life of the lease on a straight line basis (see Note 16 for a discussion of the valuation method used to compute the fair value of the derivative). At September 30, 2020 and December 31, 2019, the Company had recorded a “Derivative at fair value” asset of approximately $251,000 and $254,000, respectively.  At September 30, 2020 and December 31, 2019, the

Company had also recorded “Deferred Revenue” of approximately $45,000 and $180,000, related to the amended lease agreement. At September 30, 2020 the Company recognized a reduction to “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations and a decrease to the derivative of approximately $3,000 related to the change in the fair value of the derivative between December 31, 2019 and September 30, 2020. During the first nine months of 2020, the Company also recognized approximately $135,000 “Revenue - plant lease” on the Company’s Condensed Consolidated Statements of Operations related to the amortization of deferred revenue.

8.     Inventories, net

Inventories at the Velardeña Properties at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Material and supplies	$199	$231
	$199	$231

The material and supplies inventory at September 30, 2020 and December 31, 2019 is reduced by a $0.2 million obsolescence allowance.

9.	Value added tax receivable, net

The Company has recorded value added tax (“VAT”) paid in Mexico and related to the Velardeña Properties as a recoverable asset. Mexico law allows for certain VAT payments to be recovered through ongoing applications for refunds. At September 30, 2020, the Company has also recorded approximately $37,000 of VAT receivable as a reduction to VAT payable in Mexico, which appears in “Accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets.

The Company has also paid VAT in Mexico as well as other countries, primarily related to exploration projects, which has been charged to expense as incurred because of the uncertainty of recoverability.

8.

10.     Property, Plant and Equipment, Net

The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Mineral properties	$9,353	$9,353
Exploration properties	2,418	2,518
Royalty properties	200	200
Buildings	3,755	3,755
Mining equipment and machinery	16,027	16,049
Other furniture and equipment	887	884
Asset retirement cost	948	866
	33,588	33,625
Less: Accumulated depreciation and amortization	(28,245)	(27,594)
	$5,343	$6,031

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

Sale of Santa Maria Property

On July 14, 2020, the Company entered into a binding letter of intent (“Letter of Intent”) with Fabled Copper Corp. (“Fabled”) for a potential transaction pursuant to which Fabled would acquire the Company’s option to earn a 100% interest in the Santa Maria mining claims located in Chihuahua, Mexico (the “Option”). The Letter of Intent provides that entry into a definitive agreement regarding the Option is subject to, among other contingencies, (i) a 10 business-day period, which has since expired, during which Fabled conducted its due diligence, (ii) the ability of Fabled to secure financing of not less than CAD$4,000,000, and (iii) acceptance by the TSX Venture Exchange of the proposed transaction.

As consideration for the Option, Fabled will (i) pay $500,000 in cash to the Company upon closing and will issue to the Company 1,000,000 shares of Fabled’s common stock; (ii) pay $1,500,000 in cash to the Company on the one-year anniversary date following the closing; (iii) pay $2,000,000 in cash to the Company on the two-year anniversary date following the closing; and (iv) upon exercise of the Option, grant the Company a 1% net smelter return royalty on the Santa Maria and Punto Com concessions.

The Letter of Intent contains standard representations, warranties, covenants, and other terms customary in similar transactions. The Company and Fabled agreed to use their commercially reasonable best efforts to enter into the definitive agreement on or before August 12, 2020 and prepare all necessary documentation and apply for and obtain TSX Venture Exchange approval and all other consents, orders or approvals as required or desirable to complete the potential transaction regarding the Option. The time limit for completing the definitive option agreement was subsequently extended to December 15, 2020. None of the consideration described above is payable until the definitive agreement is executed The Company had previously expensed all costs associated with the two properties and will record income from the agreement as cash is received.

Property Abandonment

During the second quarter 2020, the Company allowed certain concessions related to the Company’s immaterial Abalena exploration project in Mexico to expire. The concessions had a carrying value of $0.1 million and the Company recorded a $0.1 million loss included in Other operating (expense) income, net on the accompanying Condensed Consolidated Statement of Operations.

Equipment Related to the Oxide Plant Lease

Certain assets of the Company are related to the lease of the Velardeña oxide plant to Hecla (see Note 19). The net book value of the equipment involved in the lease was approximately $0.5 million at both September 30, 2020 and December 31, 2019.

11.Other Long-Term Assets

Other long-term assets at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Deferred offering costs	$479	$511
Right of use assets	509	620
	$988	$1,131

The deferred offering costs are associated with the LPC Program and the ATM Agreement (see Note 18). The right of use assets are related to certain office leases (see Note 4).

12.     Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Accounts payable and accruals	$583	$710
Accrued employee compensation and benefits	721	724
Value added tax payable	—	401
Income taxes payable	—	292
	$1,304	$2,127

September 30, 2020

Accounts payable and accruals at September 30, 2020 are primarily related to amounts due to contractors and suppliers in the amounts of $0.2 million related to the Company’s Velardeña Properties and $0.4 million related to exploration and corporate administrative activities.

Accrued employee compensation and benefits at September 30, 2020 consist of $0.3 million of accrued vacation payable and $0.4 million related to withholding taxes and benefits payable. Included in the $0.7 million of accrued employee compensation and benefits is $0.5 million related to activities at the Velardeña Properties.

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

13.     Debt – Related Party

On March 30, 2020, in response to potential economic and market uncertainties caused by the COVID-19 pandemic, the Company entered into a Short-Term Loan Agreement (the “Loan Agreement”) with Sentient Global Resources Fund IV , L.P., a Cayman Islands exempted limited partnership (“Sentient”), pursuant to which Sentient granted to the Company an unsecured loan in an amount equal to $1,000,000 (the “Sentient Loan”). Sentient is a private equity fund, and together with certain other Sentient equity funds, Sentient is the Company’s largest stockholder, holding in the aggregate approximately 32% of the Company’s outstanding common stock at the date of the Loan Agreement. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the Loan Agreement, on December 31, 2020. On August 12, 2020 the Company repaid the Sentient Loan in full in the amount of approximately $1,037,159 (including all accrued interest), with no prepayment penalty, and terminated, the Loan Agreement.

14.     Other Liabilities

Other Current Liabilities

The following table sets forth the Company’s other current liabilities at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Autlán refundable deposit	$—	$1,251
Premium financing	108	455
Office lease liability	122	118
	$230	$1,824

The Autlán refundable deposit is the remaining principal plus interest liability related to the deposit received for the proposed sale of the Company’s Velardeña Properties and other mineral concessions to Autlán in 2019. On September 11, 2019, the Company announced that Autlán exercised its right to terminate the agreement for the purchase of the properties. As a result of termination of the agreement, the Company was required to repay the original $1.5 million deposit amount by making monthly payments of $257,000, commencing on December 9, 2019, until the deposit amount is repaid with interest at approximately 11% per annum. On April 7, 2020, the Company and Autlán agreed to reduce the monthly payments to $81,000 and the interest rate applicable to the unpaid repayment amount was increased from 11% per annum to 12% per annum, effective on April 9, 2020, with the remaining balance due in full by December 2020. At September 30, 2020 the Company had repaid Autlán the full $1.5 million deposit, plus approximately $66,000 of interest and no amounts remained due. The Company recorded approximately $55,000 of interest expense for the nine months ended September 30, 2020 related to the Autlán refundable deposit.

The premium financing consists of the remaining balance, plus accrued interest, related to premiums payable for the Company’s directors and officers insurance and general liability insurance. In June 2019, the Company financed $151,000 of its premium for general liability insurance. The premium was payable in twelve equal payments at an interest rate of 5.74% per annum. At September 30, 2020, there was no remaining balance. In December 2019 the Company financed $482,000 of its premium for directors and officers insurance. The premium is payable in twelve equal payments at an interest rate of 5.74% per annum. At September 30, 2020 the remaining balance, plus accrued interest, was approximately $108,000.

The office lease liability is related to lease liabilities for office space at the Company’s principal headquarters in Golden, Colorado and in Mexico and Argentina (see Note 4).

Other Long-Term Liabilities

Other long-term liabilities of $0.4 million and $0.5 million for the periods ended September 30, 2020 and December 31, 2019, respectively, are primarily related to a lease liability for office space at the Company’s principal headquarters in Golden (see Note 4).

15.     Asset Retirement Obligation and Reclamation Liabilities

The Company retained the services of a mining engineering firm to prepare a detailed closure plan for the Velardeña Properties. The plan was completed during the second quarter 2012 and indicated that the Company had an ARO and offsetting ARC of approximately $1.9 million at that time.

The Company will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur.  During the first nine months of 2020, the Company recognized approximately $184,000 of accretion expense.

The following table summarizes activity in the Velardeña Properties ARO:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Beginning balance	$2,825	$2,660

Changes in estimates, and other	82	(60)
Accretion expense	184	167
Ending balance	$3,091	$2,767

The change in estimates of the ARO recorded during 2020 and 2019 are primarily the result of changes in assumptions related to inflation factors used in the determination of future cash flows.

The ARO set forth on the accompanying Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 includes a nominal amount of reclamation liability related to activities at the El Quevar project in Argentina.

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

The following table summarizes the Company’s financial assets and liabilities at fair value on a recurring basis at September 30, 2020 and December 31, 2019, by respective level of the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
At September 30, 2020
Assets:
Cash and cash equivalents	$8,658	$—	$—	$8,658
Derivative at fair value	—	—	251	251
	$8,658	$—	$251	$8,909

At December 31, 2019
Assets:
Cash and cash equivalents	$4,593	$—	$—	$4,593
Derivative at fair value	—	—	254	254
	$4,593	$—	$254	$4,847

The Company’s cash equivalents, comprised principally of U.S. treasury securities, are classified within Level 1 of the fair value hierarchy.

The “Derivative at Fair Value” asset on the Consolidated Balance Sheets is related to the amendment to the Hecla plant lease agreement (see Note 19). The Company has determined that the portion of the variable lease payment that is based on the average price of silver and the average grade of material processed during a given month represents an embedded derivative (see Note 7). The Company assesses the fair value of the derivative at the end of each reporting period, with changes in the value recorded as an increase or decrease to “Oxide Plant Revenue” on the Company’s Consolidated Statements of Operations. The derivative asset was recorded at fair value as of December 2, 2019, the effective date of the lease amendment, and at December 31, 2019, based primarily on a valuation performed by a third-party expert using a Monte Carlo simulation and an option pricing model to calculate the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.  The Company performed its own valuation of the derivative asset at September 30, 2020 based on an assumed average 95 percent probability that the silver price would remain above $20.00 per ounce for the remainder of the lease term. The valuations fall within Level 3 of the fair value hierarchy. The valuation policies are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate. The valuation model primarily takes into consideration the potential discounted cash flow from the derivative based on the probability that the price of silver will have an average price for any given month during 2020 that equals or exceeds $20.00 per ounce or a grade processed equal to or exceeding 1,000 grams per tonne combined with a risk adjusted estimate of material to be processed.

At September 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities classified within Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

There were no non-recurring fair value measurements at September 30, 2020 or December 31, 2019.

17.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  For the nine months ended September 30, 2020 the Company recognized $18,000 of income tax expense. For the nine months ended September 30, 2019 the Company recognized income tax expense of $9,000. The Company operates in jurisdictions that have generated ordinary losses on a year-to-date basis. However, the Company is unable to recognize a benefit for those losses, except as described in this paragraph, thus an estimated effective tax rate has not been used to report the year-to-date results.

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Condensed Consolidated Balance Sheets. As of September 30, 2020 and as of December 31, 2019, the Company had no net deferred tax assets or net deferred tax liabilities reported on its balance sheet.

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

The Company, a Delaware corporation, and its subsidiaries file tax returns in the United States and in various foreign jurisdictions. The tax rules and regulations in these countries are highly complex and subject to interpretation. The Company’s income tax returns are subject to examination by the relevant taxing authorities and in connection with such examinations, disputes can arise with the taxing authorities over the interpretation or application of certain tax rules within the country involved.  In accordance with ASC 740, the Company identifies and evaluates uncertain tax positions, and recognizes the impact of uncertain tax positions for which there is less than a more-likely-than-not probability of the position being upheld upon review by the relevant taxing authority.  Such positions are deemed to be “unrecognized tax benefits” which require additional disclosure and recognition of a liability within the financial statements.  The Company had no unrecognized tax benefits at September 30, 2020 or December 31, 2019.

18.     Equity

Public offering

On July 21, 2020, the Company entered into an Amended and Restated Underwriting Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC as representative of the underwriters named in Schedule I thereto (the “Underwriters”), providing for the issuance and sale by the Company in a firm commitment offering (the “Offering”) of 17,857,143 shares of common stock at a price to the public of $0.42 per share (the “Offering Shares”). In addition, the Company granted the Underwriters an option to purchase, at the public offering price per share of common stock, up to an additional 2,678,571 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement (the “Option Shares”).  The Offering Shares and Option Shares were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-220461), and a prospectus supplement thereto filed with the Securities and Exchange Commission.  On July 24, 2020, the Underwriters acquired the Offering Shares and the full amount of the Option Shares from the Company.  After the underwriting discount of 6% and total offering expenses of approximately $155,000 the company received net proceeds of approximately $8.0 million from the sale of the Offering Shares and the Option Shares.

Subscription agreement

In connection with the Earn-In Agreement (see Note 11), the Company and Barrick entered into the Subscription Agreement dated as of April 9, 2020 pursuant to which Barrick purchased 4,719,207 shares of the Company’s common stock at a purchase price of $0.2119 per share in a private placement transaction. The Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Act and/or Regulation D promulgated thereunder. The net proceeds of the Subscription Agreement of approximately $0.9 million were recorded in equity and appear as a separate line item in the Condensed Consolidated Statements of Changes in Equity.

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

Commitment purchase agreement

On May 9, 2018, the Company entered into a commitment purchase agreement (the “Commitment Purchase Agreement”) with LPC, pursuant to which the Company, at its sole discretion, has the right to sell up to $10.0 million of the Company’s common stock to LPC, subject to certain limitations and conditions contained in the Commitment Purchase Agreement (the “LPC Program”).  The Company closed on the Commitment Purchase Agreement in July 2018, which is currently set to expire in May 2021.

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

During the nine months ended September 30, 2020 the Company sold 900,000 shares of common stock to LPC under the Commitment Purchase Agreement at an average sales price per share of approximately $0.27, resulting in net proceeds of approximately $216,000.  In addition, approximately $24,000 of Commitment Purchase Agreement costs were amortized, resulting in a remaining balance of $353,000 of deferred LPC Program costs, recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of September 30, 2020.

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

During the first nine months of 2020, the Company sold an aggregate of 823,452 shares of common stock under the ATM Agreement at an average price of $0.28 per share of common stock for net proceeds of approximately $223,000.  In addition, approximately $8,000 of deferred ATM Program costs were amortized, resulting in a remaining balance of $129,000 of deferred ATM Program costs, recorded in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets as of September 30, 2020.

During the first nine months of 2019, the Company sold an aggregate of 33,995 shares of common stock under the ATM Agreement at an average price of $0.34 per share of common stock for total proceeds of approximately $11,000.

There are currently 8.1 million shares remaining available for issuance under the ATM Program. However, as of October 31, 2020, the Company does not have availability under its shelf registration statement due to limitations imposed under SEC rules for public companies with a public float of less than $75 million.  As such, we do not currently have the ability to issue shares under the ATM Program until such time as the calculation of our shelf registration capacity changes.

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

The following table summarizes the status of the Company’s restricted stock grants issued under the Equity Plan at September 30, 2020 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Grants	Shares	Share
Outstanding at December 31, 2019	318,003	$0.45
Granted during the period	300,000	0.42
Restrictions lifted during the period	(297,333)	0.35
Forfeited during the period	—	—
Outstanding September 30, 2020	320,670	$0.37

For the nine months ended September 30, 2020 the Company recognized approximately $90,000 of compensation expense related to the restricted stock grants.  The Company expects to recognize additional compensation expense related to these awards of approximately $98,000 over the next 22 months. The grants made during the period were to 7 current employees, with one third of the grants vesting immediately on the grant date and one third vesting on each of the first and second anniversaries of the grant date. The restrictions lifted during the period include the 100,000 shares of current period grants that vested on the grant date. The remaining restrictions lifted during the period are related to grants made to the same 7 employees in prior years.

The following table summarizes the status of the Company’s stock option grants issued under the Equity Plan at September 30, 2020 and the changes during the nine months then ended:

Weighted
Average
Exercise
	Number of	Price Per
Equity Plan Options	Shares	Share
Outstanding at December 31, 2019	30,310	$8.06
Granted during the period	—	—
Forfeited or expired during period	(30,310)	$8.06
Exercised during period	—	—
Outstanding September 30, 2020	—	$—
Exercisable at end of period	—	$—
Granted and vested	—	$—

As of September 30, 2020, all of the prior stock options granted had expired.

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

The following table summarizes the status of the RSU grants issued under the Deferred Compensation Plan at September 30, 2020 and the changes during the nine months then ended:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
Restricted Stock Units	Shares	Share
Outstanding at December 31, 2019	2,830,038	$0.78
Granted during the period	780,000	0.40
Restrictions lifted during the period	—	—
Forfeited during the period	—	—
Outstanding September 30, 2020	3,610,038	$0.70

For the nine months ended September 30, 2020 the Company recognized approximately $233,000 of compensation expense related to the RSU grants. The Company expects to recognize additional compensation expense related to the RSU grants of approximately $135,000 over the next 9 months. Included in the RSUs granted during the period were 300,000 RSUs awarded to the directors in lieu of the annual cash retainer. Such RSUs vested upon grant and the Company recorded $120,000 of compensation expense related to the grant.

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

On February 26, 2019, the Company awarded a total of 705,000 KELTIP Units to two officers of the Company.  Due to the Company’s desire to preserve its limited current cash reserves for funding expenditures related to its portfolio of exploration projects, the Company determined it no longer had the current intent to settle any of its outstanding KELTIP Units in cash. The Company now intends to settle all of the KELTIP Units, including those previously issued, in common stock of the Company, an option that the Board of Directors holds in its sole discretion so long as sufficient shares remain available under the Equity Plan.  As a result, the Company recorded $254,000 of compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations for the KELTIP Units awarded on February 26, 2019 with a similar amount recorded as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity.  The Company has treated the previously awarded KELTIP Units as effectively modified at February 26, 2019.  The Company marked-to-market the prior KELTIP Units as of that date and recorded approximately $227,000 of additional compensation expense, included in “Stock based compensation” in the Condensed Consolidated Statement of Operations and recorded approximately $583,000 as “Additional Paid-in Capital” in the Condensed Consolidated Statements of Changes in Equity, an amount representing the sum of the compensation expense recorded on February 26, 2019 and the liability for the KELTIP Units recorded at December 31, 2018. All KELTIP Units were recorded in equity at September 30, 2019.

On May 21, 2020, the Company awarded a total of 1,400,000 KELTIP Units to two officers of the Company and recognized compensation expense of approximately $448,000. There were 3,725,000 and 2,325,000 KELTIP Units outstanding at September 30, 2020 and December 31,2019, respectively.

Common stock warrants

The following table summarizes the status of the Company’s common stock warrants at September 30, 2020 and the changes during the nine months then ended:

		Weighted
	Number of	Average Exercise
	Underlying	Price Per
Common Stock Warrants	Shares	Share
Outstanding at December 31, 2019	14,653,846	$0.39
Granted during the period	—	—
Series A warrants	7,500,000	0.30
Series B warrants	3,750,000	0.30
Dilution adjustment	—	—
Expired during period	—	—
Exercised during period	—	—
Outstanding September 30, 2020	25,903,846	$0.35

The warrants relate to prior and current registered offerings and private placements of the Company’s stock.

As discussed above under “Equity – Offering and private placement”, on April 20, 2020, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale of 15,000,000 shares of the Company’s common stock and in a concurrent private placement transaction, the issuance of an aggregate of 11,250,000 warrants, ultimately consisting of 7,500,000 series A warrants and 3,750,000 series B warrants.

Also as discussed above under “Equity – Registered direct offering”, on July 17, 2019, the Company issued 8,653,846 registered shares of common stock in a registered direct offering. In connection with the offering, each investor received an unregistered Series A warrant to purchase a share of common stock for each share of common stock purchased. Each Series A warrant is exercisable six months from the date of issuance and has a term expiring in January 2025.

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

All outstanding warrants are recorded in equity at September 30, 2020 and December 31, 2019.

19.      Revenue, Deferred Revenue and Related Costs Oxide Plant Lease and Oxide Plant Lease Costs

For the nine months ended September 30, 2020 the Company recorded revenue of approximately $4.6 million and related costs of approximately $1.6 million associated with the lease of the Velardeña Properties oxide plant. The Company recognizes oxide plant lease fees and reimbursements for labor, utility and other costs as “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations following the guidance of ASC 842.  ASC 842 supports recording as gross revenue the reimbursement of expenses incurred directly by the Company in performing its obligations under the lease in situations where the entity has control over the specific goods or services transferred to a customer as a principal versus as an agent. The actual costs incurred for reimbursed direct labor and utility costs are reported as “Oxide plant lease costs” in the Condensed Consolidated Statements of Operations. The Company recognizes lease fees during the period the fees are earned per the terms of the lease.

On August 2, 2017, the Company granted Hecla an option to extend the oxide plant lease for an additional period of up to two years ending no later than December 31, 2020 (the “Extension Period”) in exchange for a $1.0 million upfront cash payment and the purchase of $1.0 million, or approximately 1.8 million shares, of the Company’s common stock, issued at par at a price of $0.55 per share, based on an undiscounted 30-day volume weighted average stock price.  The option and lease extension were memorialized in (i) an Option Agreement dated August 2, 2017 among the Company and Hecla Mining Company (the “Option Agreement”), and (ii) a Second Amendment to Master Agreement and Lease Agreement dated August 2, 2017 among Minera William S.A. de C.V., an indirect subsidiary of the Company, and Minera Hecla S.A.  de C.V., an indirect subsidiary of Hecla Mining Company (the “Second Amendment”). Under the Second Amendment, Hecla had an option to extend the lease to December 31, 2020 by exercising the option no later than October 3, 2018.  On October 1, 2018 Hecla exercised the Second Amendment option and extended the lease to December 31, 2020.  All of the fixed fees and throughput related charges remain the same as under the original lease.  Similar volume limitations apply to any required future tailings expansions, which Hecla will fund, leaving unused at the end of the lease term an agreed amount of capacity in the expanded tailings facility.  Pursuant to the Second Amendment, Hecla had the right to terminate the lease during the Extension Period for any reason with 120 days’ notice.

The Company will recognize the $1.0 million of income from granting the option over the expected life of the lease from beginning from the date of the Second Amendment dated August 2, 2017 through November 30, 2020 on a straight-line basis, including such income in “Revenue: Oxide plant lease” in the Condensed Consolidated Statements of Operations.  During the nine months ended September 30, 2020 the Company recognized approximately $0.2 million of amortized income related to the upfront cash payment. As of September 30, 2020, the unamortized portion of the lease option totaled approximately $0.1 million, recorded as short term “Deferred revenue” on the Condensed Consolidated Balance Sheets.

On December 2, 2019 the Company and Hecla entered into a Third Amendment to the Master Agreement and Lease Agreement dated August 2, 2017. Under the terms of the Third Amendment, the Company has agreed to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020 from $22.00 per tonne to $11.00 per tonne. However, the Company will receive $22.00 per tonne processed during any month in which one of the following conditions occur: (1) the Comex daily silver spot closing average price for such month is equal to or greater than $20.00 per ounce, or (2) the mill head grade average from the metallurgical balance for such month is equal to or greater than 1,000 grams per ton equivalent silver head grade. If either of the conditions are met in any month, Hecla will pay the $22.00 fee on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the Lease Agreement; the monthly lease payment of $125,000 per month is not affected by the Third Amendment. During each of the three months ended September 30, 2020, the Comex daily silver spot closing average price exceeded $20.00 per ounce. As a result, the Company received the higher $22.00 per tonne for material processed during those months. Under the terms of the Lease Agreement, Hecla had the right to terminate the Lease Agreement at any time upon 120 days written notice. The Third Amendment extended the advance notice required to 150 days.

On July 7, 2020, the Company received notification from Hecla terminating the Lease Agreement pursuant to the Third Amendment, effective November 30, 2020. Pursuant to the terms of the Lease Agreement, Hecla had a one-time right of first refusal to continue to lease the plant following a termination notice through December 31, 2020 if the Company decided to use the oxide plant for its own purposes before December 31, 2020. The Company provided written notice to Hecla of its intent to use the oxide plant for its own purposes and Hecla provided written confirmation to the Company that it would not exercise its right of first refusal pursuant to the Lease Agreement.

The Company has determined that the ability to receive the higher $22.00 per tonne fee, as described above, creates a derivative asset. The Company treated the derivative asset as an upfront lease payment that will be amortized over the remaining life of the lease and also recorded deferred revenue equal to the value of the derivative asset, as more fully described in Note 7. The amortization of the upfront lease payment and the increase in the derivative asset at December 31, 2019 were recorded as an increase of approximately $74,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations for the period ended December 31, 2019.  For the nine-month period ended September 30, 2020 the amortization of the upfront lease payment and the decrease in the derivative asset (Note 7) were recorded as an increase of approximately $132,000 to “Revenue: Oxide plant lease” in the Consolidated Statements of Operations.

For the nine months ended September 30, 2019 the Company recorded revenue of approximately $5.9 million and related costs of approximately $1.8 million associated with the lease of the Velardeña Properties oxide plant. During the nine months ended September 30, 2019 the Company also recognized approximately $0.2 million of amortized income related to the upfront cash payment from Hecla, as discussed above.

20.     Interest and Other Expense, Net

For the nine months ended September 30, 2020 the Company recognized approximately $0.1 million Interest and Other Expense primarily related to amounts payable to Sentient and Autlán (see Notes 13 and 14).

For the nine months ended September 30, 2019 the Company recognized approximately $0.2 million of Interest and Other Expense primarily related to the sale of Golden Tag shares held by the Company at that time.  All the Golden Tag shares were sold during the third quarter 2019.

21.     Supplemental Cash Flow Information

The following table reconciles net loss for the period to cash used in operations:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash flows from operating activities:
Net loss	$(6,945)	$(6,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	770	814
Accretion of asset retirement obligation	184	167
Decrease in derivative at fair value, net	3	—
Loss on trading securities	—	217
Asset write off	100	19
Gain on sale of assets	(25)	(144)
Stock compensation	771	725
Changes in operating assets and liabilities from continuing operations:
(Increase) decrease in lease receivable	(54)	21
Decrease in prepaid expenses and other assets	30	244
Decrease in inventories	33	3
Decrease in value added tax recoverable, net	—	2
Decrease (increase) in other long term assets	143	(396)
Decrease in reclamation liability	(3)	(68)
(Decrease) increase in accounts payable and accrued liabilities	(823)	135
(Decrease) increase in other current liabilities	(1,594)	1,500
Decrease in deferred revenue	(372)	(219)
(Decrease) increase in other long term liabilities	(109)	427
Net cash used in operating activities	$(7,891)	$(3,122)

The following table sets forth supplemental cash flow information and non-cash transactions:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Supplemental disclosure:
Interest paid	$95	$—
Income taxes paid	$284	$—

Supplemental disclosure of non-cash transactions:
Deferred equity offering costs amortized	$32	$58

22.     Commitments and Contingencies

At September 30, 2020 and December 31, 2019, the Company had no gain or loss contingencies.  The Company has certain purchase and lease commitments as set forth in the Company’s Form 10-K for the year ended December 31, 2019.

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

The financial information relating to the Company’s segments is as follows:

				Exploration, El
		Costs	Depreciation,	Quevar, Velardeña
Three Months Ended		Applicable	Depletion and	and Administrative	Pre-Tax (gain)		Capital
September 30, 2020	Revenue	to Sales	Amortization	Expense	loss	Total Assets	Expenditures
Velardeña Properties	$2,146	$582	$162	$358	$(959)		$65
Corporate, Exploration and Other	—	—	64	2,056	2,227		35
	$2,146	$582	$226	$2,414	$1,268		$100

Nine Months Ended
September 30, 2020
Velardeña Properties	$4,566	$1,566	$562	$1,339	$(820)	$4,912	$66
Corporate, Exploration and Other	—	—	208	6,608	7,747	11,668	35
	$4,566	$1,566	$770	$7,947	$6,927	$16,580	$101

Three Months Ended
September 30, 2019
Velardeña Properties	$1,944	$594	$195	$686	$(276)		$—
Corporate, Exploration and Other	—	—	75	1,995	2,027		1
	$1,944	$594	$270	$2,681	$1,751		$1

Nine Months Ended
September 30, 2019
Velardeña Properties	$5,852	$1,804	$587	$1,962	$(959)	$4,502	$1
Corporate, Exploration and Other	—	—	227	6,916	7,519	6,731	27
	$5,852	$1,804	$814	$8,878	$6,560	$11,233	$28

24.     Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Administrative Services, Lease of Equipment:

Beginning in August 2016, the Company began providing limited accounting and other administrative services to Minera Indé, an indirect subsidiary of Sentient.  At September 30, 2020, Sentient, through the Sentient executive funds, holds approximately 28% of the Company’s 149.0 million shares of issued and outstanding common stock.  The services are provided locally in Mexico by the administrative staff in the Company’s Mexico office. The Company charges Minera Indé $15,000 per month for the services, which provides reimbursement to the Company for its costs incurred plus a small profit margin. Amounts received under the arrangement reduce costs incurred for exploration. The Company’s Board of Directors and Audit Committee approved the agreement. For the nine months ended September 30, 2020 and 2019 the Company charged Minera Indé approximately $135,000 for services, offsetting costs that are recorded in “Exploration expense” in the Condensed Consolidated Statements of Operations.

Beginning in July 2020, the Company has agreed to lease certain nonessential mining equipment to Minera Indé over a three-month period for $20,000.  The lease could be extended beyond three months for $3,000 per month. The Audit Committee approved the agreement.

Debt – Related Party

As previously discussed, on March 30, 2020, the Company entered into a short-term loan agreement with Sentient whereby the Company received an unsecured loan in the amount of $1,000,000. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. During August 2020, the Company paid in full the principal amount of the loan plus accrued interest. See Note 13 for a full description of the loan.

25. Subsequent Events

Exercise of Warrants

On October 20, 2020, 2.5 million Series A warrants issued in the April 2020 Offering were exercised according to the terms of the warrant agreement and 2.5 million shares of the Company’s common stock were issued at a price of $0.30 per share. The Company received approximately $0.8 million in cash proceeds from the exercise.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We were incorporated in Delaware in March 2009 under the Delaware General Corporation Law. During the nine months ended September 30, 2020, our principal source of revenue was from the lease of our oxide plant located near Velardeña, Durango, Mexico. We incurred net operating losses for the nine months ended September 30, 2020 and 2019.

We remain focused on commencing mining operations at the Rodeo property as well as further studies of a restart plan for Velardeña including use of bio-oxidation to improve the payable gold recovery.  We also continue to evaluate and search for mining opportunities in North America (including Mexico) with near term prospects of mining, and particularly for properties within reasonable haulage distances of our Velardeña Properties. We are also focused on advancing our El Quevar exploration property in Argentina through the Earn-In Agreement with Barrick and on advancing selected properties in our portfolio of approximately 12 properties, located in Mexico, Nevada and Argentina. We are reviewing strategic opportunities, focusing primarily on development or operating properties in North America, including Mexico.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

2020 Highlights

COVID-19 uncertainties

We have undertaken several initiatives in response to COVID-19 related economic and financial market uncertainties.

We are following World Health Organization protocols and local government rules and recommendations at all of our projects and corporate offices. Office employees are working remotely wherever possible. In compliance with a directive of the Mexican Federal Government to suspend all non-essential activities, including mining, in response to the COVID-19 pandemic, we suspended mining activities at our Velardeña Properties (Durango State, Mexico) during portions of April and May 2020.  Work was conducted jointly with Hecla to shut down the oxide mill that Hecla presently leases from us. Per the terms of the existing lease agreement, Hecla continued to pay the fixed monthly fee of $125,000 during the temporary shutdown, as well as pay for certain shutdown-related costs. We did not, however, receive the variable component of revenue that is tied to tonnes of ore milled per month during the temporary shutdown. Activities at the Velardeña Properties, including processing of Hecla material at the oxide mill, have continued uninterrupted since the temporary shutdown.

To provide greater financial flexibility at the onset of the COVID-19 pandemic, on March 30, 2020, we entered into the Sentient Loan, whereby Sentient granted us an unsecured loan in an amount equal to $1,000,000. The Sentient Loan had an interest rate of 10% per annum and was due in full, together with accrued interest and any other amount outstanding under the loan agreement, on December 31, 2020. During August 2020, we repaid the loan and accrued interest in full. See Note 13 for a full description of the Sentient Loan.

In addition to the Sentient Loan, we also reached an agreement in April 2020 with Autlán to extend the time to repay, through December 2020, the remaining $0.8 million related to the $1.5 million refundable deposit. The deposit was related to the proposed sale of our Velardeña Properties and other assets in June 2019, which was subsequently terminated. During August 2020, we paid the remaining refundable deposit plus accrued interest in full. See Note 14 for a full description of the refundable deposit.

Rodeo Property

As a result of our decision to seek to commence mining operations at our Rodeo project, we now consider the Rodeo property to be one of our material properties, along with the Velardeña Properties and the El Quevar project.  Further information about our Rodeo project is set forth below.

Location, Access and Facilities

Our Rodeo project is located approximately 2 kilometers east of the town of Rodeo in Durango State, Mexico.  The city of Torreón is located 189 kilometers by road to the east of the project and the city of Durango is located 157 kilometers by road to the south.  The property can be reached via gravel roads from the town of Rodeo. Basic amenities are available in the town of Rodeo.  Facilities onsite at the Rodeo project will include fuel storage, a maintenance area, portable warehouses, mobile offices and other essential services and support units.  No processing facilities will be located on site. We have obtained rights to extract water from the Nazas River which is within a few kilometers of the project.   There is a power line that crosses the property and services the nearby villages however, we anticipate relying on generators to provide power for the minimal infrastructure required at the mine site.

Our proposed mine plan for the Rodeo project contemplates the processing of mined material at our Velardeña oxide mill, which is located approximately 115 kilometers via road from the Rodeo project.  We plan to truck mined material to the plant using a commercial trucking contractor.  Our Velardeña oxide plant is a typical agitated leach plant that is rated to handle up to 550 tonnes per day of throughput. The plant is equipped with a modern doré refinery, and the attached tailings facility recently underwent an expansion which is expected to be sufficient for the tailings that would be produced from operations at Rodeo.  We have begun preparing for the installation of a new regrind mill circuit at the plant specifically to process the harder mined material coming from the Rodeo property (as discussed more fully below).  The circuit, which will allow for the maximum recovery of gold, is expected to be operational in January of 2021 at a total cost of approximately $600,000.  Power for the plant is provided through substations connected to the national grid.

The following map shows the location of the Rodeo project.

Property History

Exploration and informal mining of the Rodeo property dates back over 25 years. Prior to 1994, two prospects, called the “Los Murcielagos” gold-silver-lead-copper and “Francisco Marquez” gold-copper prospects, were documented in the vicinity of the Los Murcielagos arroyo on the Rodeo property. Little information is available on these historic prospects other than gold- and silver-bearing mineralization was apparently extracted from short adits that are visible from surface. In the early 1990’s, exploration work, including geological mapping and drilling, on the property was carried out by La Cuesta International Inc. and Monarch Resources de Mexico, S.A. de C.V. The property was acquired by Canplats Resource Corporation in 2003, and it conducted a geochemical sampling program and multiple drilling programs during the mid-2000s.  Canplats was acquired by Goldcorp Inc. in 2010 and the rights to the Rodeo concessions came to be held in Camino Minerals Corporation (“Camino”), a wholly owned subsidiary of Goldcorp.  In 2010, Camino issued a technical report on the property.  In 2011, Camino conducted a 6,238-meter drilling program to investigate the extension of the known mineralization to the north and south of the main mineralized zone of the property, as well as its depth. In 2014, Camino relinquished its right to acquire the Rodeo concessions and the property reverted to La Cuesta.  We acquired the Rodeo concessions from La Cuesta International Inc. in 2015.

Title and Ownership Rights

The Rodeo project consists of two mineral concessions totaling approximately 1,866 hectares.  The “Rodeo” concession, totaling 521 hectares, is held under a lease agreement dated May 18, 2015 pursuant to which we are required to make advance payments of $40,000 per year to La Cuesta International, S.A. de C.V., a wholly-owned subsidiary of La Cuesta International Inc (“La Cuesta”). Upon commencement of commercial production, we will be required to pay a 2% net smelter return royalty from production to La Cuesta. After $5 million has been paid to La Cuesta under the royalty agreement, the royalty payment will reduce to a 1% net smelter return.  The mineralized material that has been identified to date and which forms the basis for the Preliminary Economic Assessment described below is located on the Rodeo concession.

The “Rodeo 2” concession, totaling approximately 1,345 hectares, was purchased from Rojo Resources, S.A. de C.V. under a purchase agreement dated July 22, 2015.  Royalty payments of 2% of net smelter returns on material produced from Rodeo 2 will also be due to La Cuesta.

We are also required to pay a 0.5% net smelter return royalty to the Mexican federal government from all production at the Rodeo property.

The following Rodeo property mine concessions are identified below by name and file number in the Federal government Public Registry of Mining.

Name of Mine Concession	Concession File Number
Rodeo	30748
Rodeo 2	31305

Similar to our Velardeña Properties, the Rodeo property is subject to the Mexican ejido system requiring us to contract with the local communities, or ejidos, surrounding the property to access mineral claims needed in connection with our mining and exploration activities. We have an agreement with the local ejidos to allow access to the property that we believe will be sufficient to conduct our proposed mining activities.  The local ejidos do not have a direct interest in the mineral claims and payments under the agreement are expected to be less than $5,000 per year. We also have a separate surface rights agreement in place with a local private landowner that allows us to conduct mining operations on the two concessions.  The agreement requires us to make annual payments of $60,000.

Geology and Mineralization

The Rodeo concession lies on the eastern boundary of the Sierra Madre Occidental.  The Rodeo fault system consists of three major parallel shear zones and wall-rock fracture systems that are the principal feeder conduits for a high-level, gold-silver epithermal mineral system. These major vein-filled structures appear to be feeder conduits responsible for the 1 kilometer by 4 kilometer area of silicified, clay-altered and gold-anomalous rocks forming resistant north northwest-trending ridges. All three of the structures are wide, laterally persistent, well-developed feeder vein swarms with high-level, locally banded agate to chalcedonic quartz veins, stockworks and silicified breccias. In the area of principal interest, the structures are strongly veined, silicified, brecciated, and mineralized for over 4 kilometers, and the shear zones and hydrothermal system can be traced for 8 kilometers on the property. Individual feeder vein and breccia systems are up to 60 meters thick. Flexures in the vein swarms and/or structural intersections provide brecciation and open conduits for intense, episodic fluid flow and silica deposition with the potential for ore-grade concentrations of precious metals, especially gold.

The immediate Rodeo deposit area is approximately 300 meters along strike and 200 meters wide and extends to a depth of 200 meters below surface. The deposit strikes at 330° and dips to the east northeast with various vein phases dipping from subvertical to 30°. The deposit is entirely hosted within Tertiary Rodeo volcanics that are strongly silicified and brecciated. The deposit is bound to the east by the Rodeo fault, however drilling to date has not demonstrated that the deposit reaches or is truncated by the fault. Along strike to the north and south, the mineralization is offset slightly by near vertical faulting; mineralization does not terminate at these faults but the intensity of the trend is either diminished or has yet to be located.

2017 Mineralized Material Estimate

During January 2017, Tetra Tech, Inc. completed an estimate of mineralized material at the Rodeo deposit, prepared pursuant to Canada National Instrument 43-101.  The estimate was prepared using a block model rotated to fit the deposit strike.  Two different estimates were prepared based on alternative operating scenarios.  The first operating scenario, which contemplates transportation of the mined material to the Velardeña oxide mill, is shown below.  The alternative operating scenario would require the construction of a processing facility on-site, which we do not currently believe is attractive.

The following table shows the estimated mineralized material.

Cutoff AuEq g/t	Tonnes (M)	Au g/t	Ag g/t
0.83	0.4	3.3	11

__________

(1)	Cutoff grade and Au equivalent calculated using metal prices of $1,220 and $17 per troy ounce of Au and Ag, recoveries of 77% and 90% Au and Ag.
(2)	The mineralized material estimate has been pit shell constrained using the Lerch Grossman algorithm with inputs of $7.50 mining, $10 trucking, and $20 processing costs per tonne. A breakeven cutoff including trucking and processing costs per block was applied to a block model within the optimized shell.

See “Cautionary Statement Regarding Mineralized Material” below.

Mine Plan and Metallurgy

In April 2020 we announced the completion of a Preliminary Economic Assessment (“PEA”) for the project.  The PEA calls for an open pit mining operation with material transported to our Velardeña oxide plant.  In August 2020, we completed a 35-hole 1400 meter drilling program to further verify the continuity of the high-grade core of the deposit.  The results of this program have enabled us to finalize the initial start-up mine plan and have also provided further metallurgical data in order to confirm recovery assumptions and enable the appropriate setup of the oxide plant.  Results from the drilling program were slightly better than the assumptions that were used in the PEA.

The PEA utilized metallurgical results from initial test work conducted in 2017, which confirmed good gold and silver metallurgical recoveries for milled material.  Bottle roll cyanide leach testing of the high-grade samples conducted in 2017 resulted in gold extractions of 80 to 86 percent. Silver extractions ranged from 72 to 76 percent for all tests. Initial test work also indicated that the material is not suitable for gold and silver recovery by heap leaching.  The results of metallurgical testing conducted during 2020 using samples obtained in the recently completed drilling program revealed the need for an additional regrind circuit in the oxide plant and a finer grind size to attain recoveries projected in the PEA.  In the 2020 metallurgical testing, gold extractions averaged approximately 85 percent assuming a grind size of 80 percent passing 325 mesh.  The potential need for a regrind circuit due to the harder characteristics of the Rodeo mined material was anticipated in the PEA and the estimated $600,000 capital cost of the regrind circuit was already included in the total estimated $1.5 million of capital, pre-production drilling and other assessment activities, mining costs, working capital and other start-up related costs reflected in the PEA.

Certain Laws Affecting Mining in Mexico

Our current and proposed operations at the Rodeo project are subject to a variety of laws affecting mining operations in Mexico.  For a discussion of these laws, see “Business and Properties – Velardeña Properties - Certain Laws Affecting Mining in Mexico” in our Form 10-K for the fiscal year ended December 31, 2019.

Taxes

For a discussion of the taxes that apply generally to mining projects in Mexico, see “Business and Properties – Velardeña Properties – Taxes in Mexico” in our Form 10-K for the fiscal year ended December 31, 2019

Recent Activities and Operating Plans

We continue to advance our plans to begin mining operations at the Rodeo property with processing of mined material in our oxide plant beginning in the first quarter of 2021.  We have submitted applications to SEMARNAT, the environmental protection agency in Mexico, for the necessary permits to allow us to commence mining at the project.  We currently expect to receive the required permits near the end of 2020; however, there can be no assurance that the permits will be issued on this timeline.

Hiring of additional key mine and plant supervision is also underway to support the plant operating workforce already in place under the oxide plant lease with Hecla.  Following the termination of the Hecla lease on November 30, 2020, our existing oxide plant workforce is expected to transition to and begin preparing the plant to receive mined material from Rodeo.  We plan to enter into a contract mining agreement with a regional contractor to perform mine excavation work, while we will provide overall mine management and engineering, which includes in-pit technicians who will determine whether material is suitable for process or placement on the waste dump.  We also plan to enter into an agreement with another regional contractor for haulage of mined material to the oxide plant.  Our assay lab, located in Velardeña, Durango, will be used for the project’s assaying requirements.

We anticipate that mining at the Rodeo project can commence promptly following receipt of necessary government approvals, which are currently anticipated near the end of 2020.  If necessary, we may elect to stockpile mined material if the oxide plant is not yet prepared to accept mined material from the Rodeo project.  Following a 2-3 month start-up period, daily throughput in the oxide plant is now estimated to be approximately 450 tonnes per day, slightly lower than the 480 tonnes per day in the PEA due to the added regrind circuit, as discussed above.  The mine life at the lower throughput level is estimated to be approximately ten quarters (2.5 years).

We currently anticipate that the oxide plant would be prepared to commence milling and processing operations to produce doré in the first quarter of 2021.  As outlined in the PEA, the doré produced is expected to be comprised of approximately 25 percent gold and 65 to 70 percent silver and to be of a quality that is readily marketable and saleable to refineries located either in Mexico or internationally, consistent with standard commercial terms.

As described in the PEA, we estimate that we will spend approximately $1.5 million on capital, working capital and other pre-production costs prior to the receipt of revenue from the Rodeo mine, which we currently anticipate may be in the first quarter of 2021.

If we are successful in commencing processing of mined material from Rodeo in the first quarter of 2021, we anticipate total payable production from Rodeo will be approximately as shown below:

Year	Tonnes Produced	Ag (oz)	Au (oz)
2021	148,000	43,700	13,200
2022	162,000	47,800	14,400
2023	104,000	30,600	9,200

Using an assumed gold price of $1,887/oz and an assumed silver price of $23.73/oz (which were the London Fix PM prices on September 30, 2020, as reported by Kitco), estimated after-tax cash flow from production at the Rodeo project is shown below:

Year	Estimated After-tax Cash Flow
2020	-$1.3 million
2021	$12.6 million
2022	$14.5 million
2023	$9.5 million

The estimates shown above are preliminary in nature and are based primarily on the assumptions described in the PEA adjusted slightly to reflect the results of the recently completed drilling program and metallurgical testing and the proposed contract mining and hauling contracts (as noted above).  Actual results from production at Rodeo may vary significantly based upon, among other things, unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or delays in commencement of or interruptions in production.

Cautionary Statement Regarding Mineralized Material Estimates and Estimated Production at Rodeo

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7 or Canadian securities regulators, at the Rodeo project.  In order to establish proven reserves under SEC Industry Guide 7, we would be required to prepare a final, “bankable” feasibility study.  Due to the size of the Rodeo deposit and the relatively short anticipated mine life, we do not believe it is necessary to incur the expense and delay involved in preparing a bankable feasibility study in order to bring the Rodeo project into production.  As a result, despite the fact that we have undertaken confirmatory drilling to provide additional certainty regarding the Rodeo deposit, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.  The production and after-tax cash flow estimates provided above are based in part on the mineralized material estimate.  Therefore, because the estimate does not constitute proven reserves under SEC Industry Guide 7, the production and after-tax cash flow estimates which are derived therefrom are inherently more uncertain than would otherwise be the case if the Rodeo project were supported by a bankable feasibility study and estimate of proven reserves established in accordance with Industry Guide 7.

“Mineralized material” as used above, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. In addition, in the above disclosure we modify our estimates made in compliance with National Instrument 43-101 to conform to SEC Industry Guide 7 for reporting in the United States. Mineralized material is substantially equivalent to measured and indicated mineral resources as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.

Velardeña Oxide Plant Lease Agreement

During the nine months ended September 30, 2020, Hecla processed approximately 95,000 tonnes of material through the oxide plant, resulting in total revenues to us of approximately $4.6 million, comprised of approximately $3.0 million for direct plant charges and fixed fees and approximately $1.6 million for other net reimbursable costs related to the services we provide under the lease. Hecla is responsible for the ongoing operation and maintenance of the oxide plant. The $1.6 million of reimbursable costs are also reported as plant lease costs, resulting in net operating margin of approximately $3.0 million for the nine months ended September 30, 2020.

On October 1, 2018, Hecla exercised its option, pursuant to an agreement entered into with us in August 2017, to extend the lease of our Velardeña oxide plant until December 31, 2020. On December 2, 2019 we entered into an additional amendment of the lease agreement with Hecla to reduce the per tonne fee payable by Hecla for the duration of the lease term, commencing on January 1, 2020, from $22.00 per tonne to $11.00 per tonne, however, the per tonne fee reverts back to $22 per tonne for any month in which either of the following conditions are met:  (1) the Comex daily silver spot closing average price for such month is $20.00 per ounce or greater, or (2) the mill head grade average from the metallurgical balance for such month is 1,000 grams per ton equivalent silver head grade or greater. If either condition is met in any month, Hecla will pay the higher fee of $22.00 per tonne on all amounts processed in the oxide plant during such month. The reduced fee only applies to the tonnage-based payments under the lease agreement; the monthly lease payment of $125,000 per month is not affected by the amendment. The Comex daily silver spot closing average price exceeded $20.00 in each of July, August and September 2020, therefore, we received the higher $22.00 per tonne fee for those months.

On July 7, 2020 the Company received notification from Hecla terminating the lease agreement effective November 30, 2020.  We expect Hecla to continue to process material at approximately 400 tonnes per day during the remainder of the agreement through November 30, 2020, which would generate a net operating margin to us, net of reimbursable costs, of approximately $3.4 million for the year ended December 31, 2020, assuming the Comex daily silver spot closing average price remains above $20.00 through the end of the lease. The actual net operating margin received from the oxide plant may be negatively impacted if further interruptions due to COVID-19 occur. See Note 7 and Note 19 for a full description of the lease agreement with Hecla.

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

During the earn-in period, in addition to the exploration spending, Barrick will fund the holding costs of the property, which will qualify as work expenditures. Barrick will reimburse us for expenses related to maintaining the exploration camp which will initially be run by us under a service agreement, which will also qualify as work expenditures.  Through September 30, 2020, we have determined that approximately $0.2 million of expenses incurred by us are reimbursable under the Earn-In Agreement.

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

The Letter of Intent contains standard representations, warranties, covenants, and other terms customary in similar transactions. We and Fabled agreed to use our commercially reasonable best efforts to enter into the Definitive Agreement on or before August 12, 2020 and prepare all necessary documentation and apply for and obtain TSX Venture Exchange approval and all other consents, orders or approvals as required or desirable to complete the potential transaction regarding the Option. The time limit for completing the definitive option agreement was subsequently extended to December 15, 2020. None of the consideration described above is payable until the definitive agreement is executed None of the consideration described above is payable until the definitive agreement is executed and the TSX Venture Exchange has approved the proposed transaction on behalf of Fabled.

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

We completed surface exploration activities on the project in late 2019, including mapping and geochemical sampling to identify drill targets. Based on this work and after securing drill permits, we initiated a drill program in the first quarter 2020.  In March we completed the initial drill program of approximately 1800 meters in 4 diamond drill holes.  The drill holes were placed to target surface geochemical and geophysical anomalies associated with epithermal veining observed in outcrops.  Drill holes tested the two principal epithermal vein target areas on the property, the DeLong Canyon target and the Sand Canyon target. The drill hole collared to test the DeLong Canyon target did not encounter any veins or significant anomalous geochemical values.  Interpretation shows that a fault offset likely caused the drill hole to miss the vein system as projected from surface. The three drill holes collared to test the veins and anomalies in the Sand Canyon target area all intersected narrow vein and breccia structures with low anomalous values of Ag, As, Sb, and Mo. No potentially economic concentrations of precious metals were encountered in any of the four drill holes. Plans for further testing of the mineralized system are being considered. In the first year of exploration at Sand Canyon, we spent $1.6 million toward the $2.5 million earn-in requirement, fulfilling the first and second year minimum expenditures and the minimum drill commitment.

Yoquivo

The Yoquivo property was acquired in 2017 and with the recent additional acquisition of a claim internal to the exterior boundary, the project consists of 1,975 hectares in 7 claims that cover an epithermal vein district hosted in Tertiary andesitic volcanic rocks that is exposed in an erosional window through Oligocene rhyolite on the eastern margin of the Sierra Madre Occidental of northern Mexico. The property is 200 km SW of Chihuahua city in the state of Chihuahua, Mexico. Recent surface rock sampling has demonstrated gold and silver values of potential economic interest in several of the veins in the district. We have an option to purchase the six concessions that comprise the Yoquivo property for payments totaling $0.75 million over four years subject to a 2% to 3% NSR royalty on production, capped at $2.8 million.

In October 2018 we announced high-grade silver-gold assays from the Yoquivo project. Multiple silver-gold bearing epithermal veins were mapped and sampled, with the two most important veins being the San Francisco and Pertenencia veins. A new vein, the La Niña vein, was discovered in the northwest of the property where it splits off from the main San Francisco vein. Two other veins, the Esperanza and El Dolar veins have been identified and sampled. Based on sampling and mapping we have identified the most attractive targets on the property and have permits in hand to initiate the drill program. In September 2020 we began a drill program to test the most promising portions of the veins.

Public offering

On July 21, 2020, we entered into an Amended and Restated Underwriting Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC as representative of the underwriters named in Schedule I thereto (the “Underwriters”), providing for the issuance and sale by us in a firm commitment offering (the “Offering”) of 17,857,143 shares of common stock at a price to the public of $0.42 per share (the “Offering Shares”). In addition, we granted the Underwriters an option to purchase, at the public offering price per share of common stock, up to an additional 2,678,571 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement (the “Option Shares”).  The Offering Shares and Option Shares were registered pursuant to our registration statement on Form S-3 (File No. 333-220461), and a prospectus supplement thereto filed with the Securities and Exchange Commission. On July 24, 2020, the Underwriters acquired the Offering Shares and the full amount of the Option Shares from us.  After the underwriting discount of 6% and total offering expenses of approximately $155,000 we received net proceeds of approximately $8.0 million from the sale of the Offering Shares and the Option Shares.  We intend to use the proceeds from the Offering for working capital requirements and general corporate purposes.

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

Financial Results of Operations

For the results of continuing operations discussed below, we compare the results from operations for the three and nine months ended September 30, 2020 to the results from operations for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2020

Revenue from oxide plant lease. We recorded revenue of $2.1 million and $1.9 million during three-month periods ended September 30, 2020 and 2019, respectively, related to the lease of our Velardeña oxide plant to a third party. The increase in revenue during 2020 is primarily related to an increase in throughput during the period.

Oxide plant lease costs. We recorded $0.6 million of costs related to the oxide plant lease during each of the three-month periods ended September 30, 2020 and 2019. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at Sand Canyon, Rodeo and other properties, property holding costs and allocated administrative expenses, totaled $1.2 million and $0.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively.  The higher exploration expense for 2020 is primarily related to increased exploration at our Rodeo project in Mexico during the period.

Velardeña care and maintenance costs. We recorded $0.2 million and $0.4 million for the three-month periods ended September 30, 2020 and 2019, respectively, for expenses related to care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The reduced costs for 2020 are primarily the result of cost reduction initiatives and the allocation of a portion of personnel costs at the Velardeña Properties in support of activities at the Rodeo project.

El Quevar project expense. We incurred $0.1 million and $0.6 million for the three-month periods ended September 30, 2020 and September 30, 2019, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the three months ended September 30, 2020, approximately $0.1 million of costs actually incurred are anticipated to be reimbursed by Barrick, as discussed above. In addition, the 2019 costs are greater due to a drilling program which began in March 2019.

Administrative expense.  Administrative expenses totaled $0.9 million for the three months ended September 30, 2020. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $0.9 million of administrative expenses we incurred during the three months of 2020 is comprised of $0.2 million of employee compensation and directors’ fees, $0.4 million of professional fees and $0.3 million of insurance, rents, travel expenses, utilities and other office costs. Administrative expenses totaled $0.7 million for the three months ended September 30, 2019. The $0.7 million of administrative expenses we incurred during the three months of 2019 is comprised of $0.3 million of employee compensation and directors’ fees, $0.3 million of professional fees and $0.1 million of insurance, rents, travel expenses, utilities and other office costs.  Expenses were higher in the 2020 period due primarily to increased legal fees and information technology costs associated with server and software upgrades.

Stock based compensation. During each of the three months ended September 30, 2020 and September 30, 2019 we incurred approximately $0.1 million of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the three months ended September 30, 2020 and September 30, 2019 we incurred approximately $0.1 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating (expense) income, net. We recorded a nominal amount of other operating expense for the three months ended September 30, 2020, primarily related to the sale of equipment in Argentina. We recorded a nominal amount of other operating income for the three months ended September 30, 2019, related primarily the sale of property in Peru.

Depreciation, depletion and amortization. During both three-month periods ended September 30, 2020 and September 30, 2019 we incurred depreciation, depletion and amortization expense of approximately $0.2 million and $0.3 million, respectively.

Interest and other expense, net. We recorded a nominal amount of interest and other expense, net for both the three-month periods ended September 30, 2020 and September 30, 2019, primarily related to interest accrued during the period on the Autlán refundable deposit.

Gain (Loss) on foreign currency. We recorded a nominal foreign currency loss for both the three months ended September 30, 2020 and September 30, 2019. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a nominal amount of income tax expense for each of the three months ended September 30, 2020 and September 30, 2019.

Nine Months Ended September 30, 2020

Revenue from oxide plant lease. We recorded revenue of $4.6 million and $5.9 million during the nine-month periods ended September 30, 2020 and 2019, respectively, related to the lease of our Velardeña oxide plant to a third party. The decrease in revenue during 2020 is primarily related to a reduction in the per tonne processing fees during the first six months of 2020 relating to the Third Amendment to the Hecla lease as discussed in Note 19 in the accompanying financial statements. In addition, during 2020 we experienced a temporary shutdown of operations during portions of April and May 2020 related to COVID-19 restrictions mandated by the Mexican government.

Oxide plant lease costs. We recorded $1.6 million and $1.8 million of costs related to the oxide plant lease during the nine-month periods ended September 30, 2020 and 2019, respectively. The costs consist primarily of reimbursable labor and utility costs which for accounting purposes are also included in revenue from the oxide plant lease.

Exploration expense. Our exploration expense, including work at Sand Canyon, Rodeo and other properties, property holding costs and allocated administrative expenses, totaled $3.7 million and $3.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.  The increase in exploration expense for 2020 is primarily related to a drilling program at our Sand Canyon project in Nevada during the first quarter 2020 and an increase in exploration at our Rodeo project during the third quarter 2020.

El Quevar project expense. For the nine months ended September 30, 2020 and September 30, 2019, we incurred $0.6 million and $1.6 million, respectively related to holding and evaluation costs for the Yaxtché deposit at our El Quevar project in Argentina. During the nine months ended September 30, 2020 approximately $0.2 million of costs actually incurred are expected to be reimbursed by Barrick, as discussed above. The 2019 costs are also greater due to a drilling program at the El Quevar project during 2019.

Velardeña care and maintenance costs. We recorded $0.9 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively, for expenses related to shut down and care and maintenance at our Velardeña Properties as the result of the suspension of mining and processing activities in November 2015. The reduced costs for 2020 are primarily related to the temporary shutdown of operations during a portion of April and May 2020 related to COVID-19, cost reduction initiatives and the allocation of a portion of personnel costs at the Velardeña Properties in support of activities at the Rodeo project.

Administrative expense.  Administrative expenses totaled $2.8 million for each of the nine months ended September 30, 2020 and September 30, 2019. Administrative expenses, including costs associated with being a public company, are incurred primarily by our corporate activities in support of the Velardeña Properties, El Quevar project and our exploration portfolio. The $2.8 million of administrative expenses we incurred during the nine months of 2020 is comprised of $0.9 million of employee compensation and directors’ fees, $1.0 million of professional fees and $0.9 million of insurance, rents, travel expenses, utilities and other office costs. The $2.8 million of administrative expenses we incurred during the first nine months of 2019 is comprised of $1.1 million of employee compensation and directors’ fees, $1.0 million of professional fees and $0.7 million of insurance, rents, travel expenses, utilities and other office costs.

Stock based compensation. During the nine months ended September 30, 2020 and 2019 we incurred approximately $0.8 million and $0.7 million, respectively of expense related to stock-based compensation. Stock based compensation varies from period to period depending on the number and timing of shares granted, the type of grant, the market value of the shares on the date of grant and other variables.

Reclamation and accretion expense. During each of the nine-month periods ended September 30, 2020 and 2019 we incurred approximately $0.2 million of reclamation expense related to the accretion of an asset retirement obligation at the Velardeña Properties.

Other operating (expense) income, net. We recorded $0.1 million of other operating expense for the nine months ended September 30, 2020, related to the write off of a non-strategic exploration property in Mexico. We recorded $0.2 million of other operating income for the nine months ended September 30, 2019, related primarily to the sale of surplus equipment in Argentina and property in Peru.

Depreciation, depletion and amortization. During both the nine months ended September 30, 2020 and September 30, 2019 we incurred depreciation, depletion and amortization expense of $0.8 million.

Interest and other expense, net. We recorded $0.1 million of interest and other expense, net for the nine months ended September 30, 2020, primarily related to interest accrued during the period on the Sentient loan and Autlán deposit. We recorded $0.2 million of interest and other expense, net for the nine months ended September 30, 2019, primarily related to the sale of common stock we owned in a junior mining company.

Gain (Loss) on foreign currency. We recorded a $0.1 million and $0.1 million foreign currency loss for the nine months ended September 30, 2020 and September 30, 2019, respectively. Foreign currency gains and losses are primarily related to the effect of currency fluctuations on monetary assets net of liabilities held by our foreign subsidiaries that are denominated in currencies other than US dollars.

Income taxes. We recorded a nominal amount of income tax expense for each of the nine months ended September 30, 2020 and September 30, 2019.

Liquidity, Capital Resources and Going Concern

At September 30, 2020, our aggregate cash and cash equivalents totaled $8.7 million, compared to the $4.6 million in similar assets held at December 31, 2019. The September 30, 2020 balance is due in part from the following expenditures and cash inflows for the nine months ended September 30, 2020.  Expenditures totaled $10.9 million from the following:

●	$0.6 million in pre-production drilling and other assessment activities, capital expenditures and other start-up related costs to advance our plans to begin mining operations at the Rodeo property,

●	$3.1 million for other exploration expenditures, including work at Sand Canyon, Yoquivo and other properties;

●	$0.9 million in care and maintenance costs at the Velardeña Properties;

●	$0.6 million in exploration and evaluation activities, care and maintenance and property holding costs at the El Quevar project;

●	$2.8 million in general and administrative expenses;

●	$1.3 million related to repayment of the Autlán deposit, including interest; and

●	$0.3 million in Canadian income tax payments (Note 17), $0.4 million related to the remittance of value added taxes in Mexico collected previously in the fourth quarter 2019, and $0.9 million related to a net working capital increase primarily from a reduction of accounts payable and other accrued liabilities.

The foregoing expenditures were offset by cash inflows of $15.0 million from the following:

●	$8.0 million, net of transaction costs, related to a public offering in July 2020 (as further described in Note 18),

●	$2.7 million, net of transaction costs, related to an equity offering and private placement in April 2020 (as further described in Note 18),

●	$0.9 million, net of transaction costs, related to a private placement transaction involving Barrick (as further described in Note 18),

●	$3.0 million of net operating margin received pursuant to the oxide plant lease (defined as oxide plant lease revenue less oxide plant lease costs); and

●	$0.4 million, net of commitment fees and other offering related costs, from the LPC Program and the ATM Program (both as described in Note 18).

Our budgeted expenditures, totaling approximately $8.1 million, during the twelve months ending September 30, 2021 are as follows:

●	Approximately $0.9 million on pre-production activities, capital expenditures, working capital and other start-up related activities ahead of the projected receipt of revenues from the processing of mined material from the Rodeo property in the first quarter of 2021,

●	Approximately $2.5 million on evaluation activities, exploration and property holding costs related to our portfolio of exploration properties located in Mexico, Nevada and Argentina, including El Quevar, Yoquivo and other properties;

●	Approximately $0.8 million at the Velardeña Properties for care and maintenance;

●	Approximately $3.2 million on general and administrative costs; and

●	Approximately $0.7 million related to a net increase in working capital, primarily for inventories and receivables associated with the Rodeo property following the projected start-up of the processing of mined material in our oxide plant beginning in the first quarter of 2021.

In addition to the $8.7 million cash balance at September 30, 2020, we project cash inflows to total $11.6 million over the next twelve months ending September 30, 2021 as follows:

●	Approximately $9.5 million in net operating margin from the Rodeo property (defined as revenues less costs of sales) from production beginning in the first quarter 2021, assuming an average gold and silver price during that period of $1,887 and $23.73, respectively,

●	Approximately $0.8 million in October 2020 from the exercise of 2.5 million Series A warrants issued in the April 2020 Offering;

●	Approximately $0.8 million in net operating margin from the Hecla lease prior to termination of the lease on November 30, 2020; and

●	$0.5 million in the fourth quarter 2020 relating to the sale of the Santa Maria project to Fabled Copper, as further described above.

The actual net operating margin received from the Hecla lease or operations at the Rodeo property could be negatively impacted if further interruptions due to COVID-19 occur in Mexico.  Our currently projected inflows of cash through the period ended September 30, 2021, as noted above, of approximately $11.6 million together with the $8.7 million cash balance at September 30, 2020, are greater than our budgeted expenditures of approximately $8.1 million during the period.  The actual amount of cash expenditures that we incur during the twelve-month period ending September 30, 2021 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the anticipated development costs and the timing of start-up of processing activities at our Rodeo project, variations from anticipated care and maintenance costs at the Velardeña Properties and costs for continued exploration, project assessment, and development at our other exploration properties.  Likewise, the actual amount of cash receipts that we receive during the period may vary from the amounts specified above due to, among other things (i) unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, decreases in commodity prices below those used in calculating the estimates shown above, variations in expected recoveries, or delays in commencement of or interruptions in production at Rodeo, (ii) decreases in gold and silver prices affecting net operating margins for the Hecla lease, (ii) a decrease in the quantity of material processed under the oxide plant lease, or (iv) the failure to receive the proceeds from the sale of the Santa Maria project.  If cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including drawing down current cash balances, additional asset dispositions or raising additional equity capital through sales under the ATM Program, the LPC Program or otherwise.  Our ability to use our ATM Program is currently limited due to a lack of availability under our shelf registration statement due to limitations imposed under SEC rules for public companies with a public float of less than $75 million.  Therefore, there can be no assurance that the ATM Program will be available for use if we desire to access it.

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

There can be no assurance that we will be successful in generating future profitable mining and processing activities or securing additional funding in the future on terms acceptable to us or at all. We believe the cash on hand, anticipated positive net operating margins from the Rodeo property, the continuing cash flow from the lease of the oxide plant through November 30, 2020, sale of the Santa Maria property, and the potential use of the ATM Program and the LPC Program, and the potential for additional asset dispositions make it probable that we will have sufficient cash to meet our financial obligations and continue our business strategy beyond one year from the filing of our condensed consolidated financial statements for the period ended September 30, 2020.

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

Forward-Looking Statements

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements include comments relating to: (i) the Rodeo project, including anticipated timing and impact of future mining activities, the timing of government approvals, anticipated capital requirements, the expected composition of doré produced at the site, the projected future payable production and the projected future cash flow from production, (ii) our plans, expectations and assumptions concerning the Velardeña oxide plant lease, including the expected term and anticipated revenues, (iii)  our plans regarding further advancement of the El Quevar project, (iv) our plans for further evaluation of the Velardeña Properties and potential use of the BIOX processing method, (v) the proposed transaction involving the Santa Maria property, (vi) potential future work at Sand Canyon and Yoquivo, (vii) budgeted expenditures during the twelve months ending September 30, 2021 and anticipated cash inflows , including the amount of cash received as a result of production at Rodeo, the potential for future asset dispositions or sales of equity securities, and the expected need for external financing, and (viii) statements concerning our financial condition, business strategies and business and legal risks.

The use of any of the words “anticipate,” “continues,” “likely,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “believe” and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure that these expectations will prove to be correct. Actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth below and other factors set forth in, or incorporated by reference into this report:

●	Timing duration and overall impact of the COVID-19 pandemic, including potential future suspension of activities at Rodeo or the Velardeña Properties (including operations at the oxide plant lease) in the event of future orders of the Mexican Federal Government;
●	Deviations from the projected timing and amount of estimated production at Rodeo due to unanticipated variations in grade, unexpected challenges associated with our proposed mining plan, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs or delays in commencement of or interruptions in production;
●	Lower revenue than anticipated from the oxide lease, which could result from delays or problems at the third party’s mine or at the oxide plant (including but not limited to the temporary shutdown of mining activities in Mexico), permitting problems at the third party’s mine or the oxide plant, delays in constructing additional tailings capacity at the oxide plant, earlier than expected termination of the lease or other causes;
●	Higher than anticipated care and maintenance costs at the Velardeña Properties in Mexico or at El Quevar in Argentina;
●	Risks related to the El Quevar project in Argentina, including unfavorable results from our evaluation activities and whether the option with respect to the El Quevar project is exercised pursuant to the terms of the Earn-In Agreement;
●	Decreases or insufficient increases in silver and gold prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of continued low silver and gold prices or unfavorable exploration results;
●	Unfavorable results from exploration at the Santa Maria, Yoquivo, Sand Canyon or other exploration properties and whether we will be able to advance these or other exploration properties;
●	The Rodeo project, including assumptions and projections contained in the Rodeo PEA (including life of mine and production expectations), and our plans regarding further advancement of the project;

●	Variations in the nature, quality and quantity of any mineral deposits that are or may be located at the Velardeña Properties or our exploration properties, changes in interpretations of geological information, and unfavorable results of metallurgical and other tests;
●	Whether we will be able to mine and sell minerals successfully or profitably at any of our current properties at current or future silver and gold prices and achieve our objective of becoming a mid-tier mining company;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, silver, zinc, lead and other minerals that may be found on our exploration properties;
●	Political and economic instability in Mexico, Argentina, and other countries in which we conduct our business and future actions of any of these governments with respect to nationalization of natural resources or other changes in mining or taxation policies;
●	Volatility in the market price of our common stock; and
●	The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest substantially all of our excess cash in U.S. government and debt securities rated “investment grade” or better. The rates received on such investments may fluctuate with changes in economic conditions. Based on the average cash and investment balances outstanding during the first nine months of 2020, a 1% decrease in interest rates would have resulted in only a nominal reduction in interest income for the period.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors for the nine months ended September 30, 2020 are substantially the same as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

GOLDEN MINERALS COMPANY

Date:	November 5, 2020	By:	/s/ Warren M. Rehn
Warren M. Rehn
President and Chief Executive Officer

Date:	November 5, 2020	By:	/s/ Robert P. Vogels
Robert P. Vogels
Senior Vice President and Chief Financial Officer